Form 10-Q
period 1995-03-31
NAVIGATORS GROUP INC
filed 1995-05-15
CIK 793547

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                 March 31, 1995
                  --------------------------------------------------------------

Commission file number    0-15886
                       ---------------------------------------------------------

                           The Navigators Group, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                         13-3138397
- --------------------------------------------------------------------------------
         (State or other jurisdiction of           (IRS Employer
         incorporation or organization)            Identification No.)


                 123 William Street, New York, New York  10038
- --------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


                                 (212) 406-2900
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     x               No
    ----------             ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On May 12, 1995 there were 8,151,401 shares of common stock, $0.10 par value issued and outstanding.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                     INDEX


                                                                                          Page No.
                                                                                          --------
 Part I.  FINANCIAL INFORMATION:

      Balance Sheets
               March 31, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . .       1
      Statements of Income
               Three Months Ended March 31, 1995 and
               Three Months Ended March 31, 1994  . . . . . . . . . . . . . . . . . . . .       2

      Statements of Cash Flows
               Three Months Ended March 31, 1995 and
               Three Months Ended March 31, 1994  . . . . . . . . . . . . . . . . . . . .       3


      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .       4
      Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . .       7

 Part II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                           March 31, 1995         Dec. 31, 1994
                                                                                           --------------         -------------

                                                                                                        (Unaudited)
ASSETS

Investments:
     Fixed maturities, available for sale, at fair value (amortized cost:  1995,
         $180,008,956; 1994, $174,579,590)                                                  $180,526,530           $174,579,590
     Equity securities, available for sale, at fair value (cost:  1995,
         $4,926,380; 1994, $4,574,115)                                                         6,255,888              5,763,444
     Short-term investments, at cost which approximates market                                22,156,902             19,643,813
                                                                                             -----------            -----------
         Sub-total investments                                                               208,939,320            199,986,847
     Investment in affiliated company                                                          2,451,911              2,386,258
                                                                                             -----------            -----------
             Total investments                                                               211,391,231            202,373,105

Cash                                                                                           2,245,039                730,047
Premiums in course of collection                                                              16,414,349             24,608,943
Commissions receivable                                                                         5,576,191              5,126,953
Accrued investment income                                                                      2,877,922              2,949,340
Prepaid reinsurance premiums                                                                   7,345,598             12,224,772
Reinsurance receivable on paid and unpaid losses
     and loss adjustment expenses                                                            187,501,397            199,888,216
Federal income tax recoverable                                                                 6,247,519              6,406,340
Deferred federal income tax benefit                                                           11,659,047             13,413,513
Deferred policy acquisition costs                                                              2,547,139              2,910,422
Other assets                                                                                   2,981,573              3,399,430
                                                                                             -----------            -----------
         Total assets                                                                       $456,787,005           $474,031,081
                                                                                             ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Reserves for loss and loss adjustment expenses                                         $311,160,073           $314,898,083
     Unearned premiums                                                                        28,250,354             35,721,013
     Reinsurance balances payable                                                              7,008,217             11,002,226
     Loans payable to banks                                                                   22,250,000             25,500,000
     Deferred state & local income taxes                                                       1,238,890              1,221,459
     Notes payable to shareholders                                                             2,594,868              2,608,072
     Accounts payable and other liabilities                                                    1,075,240              5,556,994
                                                                                             -----------            -----------
         Total liabilities                                                                   373,577,642            396,507,847
                                                                                             -----------            -----------

Commitments and contingencies                                                                    --                     --

Stockholders' equity:
     Preferred Stock, $.10 par value, authorized
         1,000,000 shares, no shares issued                                                      --                     --
     Common Stock, $.10 par value
         Authorized 10,000,000 shares
         Issued and outstanding 8,151,401 in 1995 and 8,151,401 in 1994                          815,140                815,140
     Additional paid-in capital                                                               34,983,877             34,983,877
     Net unrealized gains (losses) on securities available for sale (net of
         income taxes (benefits) of $628,008 in 1995 and $(1,212,296) in 1994)                 1,219,074             (2,353,281)
     Foreign currency translation adjustment                                                     193,081                105,033
     Retained earnings                                                                        45,998,191             43,972,465
                                                                                             -----------            -----------
         Total stockholders' equity                                                           83,209,363             77,523,234
                                                                                             -----------            -----------

         Total liabilities and stockholders' equity                                         $456,787,005           $474,031,081
                                                                                             ===========            ===========

See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                          Three Months Ended
                                                                                                March 31
                                                                                      1995                   1994
                                                                                              (Unaudited)
Revenues:
     Net premiums earned                                                           $17,718,090            $ 24,024,484
     Commission income                                                               2,594,170               2,640,717
     Net investment income                                                           3,412,370               3,045,425
     Net realized capital gains                                                        (62,147)                241,829
     Other income                                                                      217,123                  32,975
                                                                                    ----------             -----------
         Total revenues                                                             23,879,606              29,985,430
                                                                                    ----------             -----------

Operating expenses:
     Losses and loss adjustment
       expenses incurred                                                            13,112,306              46,603,272
     Commissions                                                                     2,460,155               3,842,029
     Other operating expenses                                                        5,514,635               5,067,459
     Interest expense                                                                  539,923                  85,898
                                                                                    ----------             -----------
         Total operating expenses                                                   21,627,019              55,598,658
                                                                                    ----------             -----------

Operating income (loss) before income taxes                                          2,252,587             (25,613,228)

Income tax expense:
     Current                                                                           308,329              (6,045,202)
     Deferred                                                                          (81,470)             (7,631,974)
                                                                                    -----------            -----------
         Total income tax expense                                                      226,859             (13,677,176)
     Net income (loss)                                                             $ 2,025,728            $(11,936,052)
                                                                                    ==========             ===========

Per share data:
     Average common and common equivalent
       shares outstanding                                                            8,205,946               8,233,140

     Net income (loss)                                                             $      0.25            $      (1.45)
                                                                                    ==========             ===========



See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                                 March 31

                                                                        1995                      1994

                                                                                (Unaudited)
 Operating activities:
   Net income                                                      $  2,025,728               $(11,936,052)
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation & amortization                                      181,901                     94,527
       Reinsurance receivable on paid
         and unpaid losses and loss
         adjustment expenses                                         12,386,819                (71,712,228)
       Reserve for losses and loss
         adjustment expenses                                         (3,738,010)               109,698,077
       Prepaid reinsurance premiums                                   4,879,174                  1,955,648
       Unearned premiums                                             (7,470,659)                (2,946,690)
       Premiums in course of collection                               8,194,594                  4,062,117
       Commissions receivable                                          (449,238)                   371,800
       Advance to insurance companies                                     --                    (1,334,676)
       Deferred policy acquisition costs                                363,283                    398,304
       Accrued investment income                                         71,418                    160,426
       Reinsurance balances payable                                  (3,994,009)                 1,708,554
       Deposits with reinsurers                                           --                       907,500
       Funds due reinsurers                                               --                       152,760
       Federal income taxes recoverable                                 158,821                 (6,296,424)
       Deferred federal income taxes                                    (85,838)                (7,545,710)
       Net realized losses (gains) on investments                        62,147                   (241,829)
       Other                                                         (1,980,870)                (2,135,780)
                                                                    -----------                -----------
            Net cash provided by operating activities              $ 10,605,261               $ 15,360,324
                                                                    -----------                -----------

 Investing activities:
   Fixed maturities available for sale at fair value:
     Redemption and maturities                                     $    411,010               $  3,675,186
     Sales                                                           21,171,214                  7,437,592
     Purchases                                                      (22,479,777)               (15,966,580)
   Equity securities:
     Sales                                                              152,857                  2,900,126
     Purchases                                                         (476,217)                  (444,142)
   Payable for securities purchased                                  (2,028,556)                   (33,180)
   Net sale (purchases) of short-term investments                    (2,513,089)                (2,769,793)
   Purchase of property and equipment                                   (64,507)                  (341,118)
                                                                    ------------               -----------
            Net cash used in investing activities                  $ (5,827,065)              $ (5,541,909)
                                                                    ------------               -----------

 Financing activities:
   Proceeds from bank loans                                        $  1,000,000               $ 23,000,000
   Repayment of bank loans                                           (4,250,000)                (4,270,000)
   Notes payable to shareholders                                        (13,204)                    --
   Distribution to shareholders                                         --                      (6,700,266)
                                                                    -----------                -----------
             Net cash provided by financing activities               (3,263,204)                12,029,734
                                                                    -----------                -----------


 Increase (decrease) in cash                                          1,514,992                 21,848,149

 Cash at beginning of period                                            730,047                  2,107,687
                                                                    -----------                -----------

 Cash at end of period                                             $  2,245,039               $ 23,955,836
                                                                    ===========                ===========

See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements


(1)      Accounting Policies

         The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1994.

(2)      Acquisition of the Somerset Companies

         On June 30, 1994, the stockholders of the Company approved eight substantially identical agreements of merger providing for the acquisition by the Company of eight affiliated underwriting agencies, Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Property, Inc., Somerset Re Management, Inc. and Navigators Management Corporation, collectively known as the Somerset Companies.

         The Company issued 2,875,000 shares of its common stock for all the outstanding common stock of the Somerset Companies. The mergers were accounted for under a method of accounting similar to "pooling of interests." The prior period's financial statements have been restated to include the historical accounts, results of operations and cash flows of the Somerset Companies. Included in the restated financial statements are adjustments to account for the elimination of intercompany transactions.

Reconciliations of amounts of total revenues and net income previously reported by the Company with the combined amounts currently presented in the accompanying consolidated financial statements are as follows:


   Three Months Ended                   The Navigators                                      Intercompany
     March 31, 1994                       Group, Inc.           Somerset Companies          Transactions            Consolidated
   ------------------                   --------------          ------------------          ------------            ------------
   Total revenues                         27,021,740                7,701,888               (4,738,198)              29,985,430
   Net income*                           (16,139,777)               3,511,468                  692,257              (11,936,052)

_______________

* Somerset Companies' income from operations does not include a provision for federal income taxes as the companies were S Corporations under federal laws through June 30, 1994.


(3)      Reinsurance Ceded

         The Company's ceded earned premiums were $21,039,928 and $29,028,210 for the three months ended March 31, 1995 and 1994, respectively. The Company's ceded losses were $19,354,793 and $91,161,910 for the three months ended March 31, 1995 and 1994, respectively.

(4)      Northridge Earthquake

         On January 17, 1994, an earthquake (the "Northridge Earthquake") occurred in the vicinity of the Northridge area of Los Angeles, California. The Company's pre-tax loss in 1994 (including direct property losses, net of reinsurance, of $35,388,000, reinsurance reinstatement premiums of $1,925,000 and reinsurance account losses of $1,952,000) from the Northridge Earthquake totalled $39,265,000. During the first quarter of 1995, the total gross losses on direct property claims arising from the Northridge Earthquake increased $6,070,000 from $125,361,000 million to $131,431,000. The net loss to the Company from this increase was $2,580,000 in the first quarter of 1995. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

(5)      Notes Payable and Loans

         In conjunction with the mergers, the Somerset Companies distributed $5,280,263 in the form of notes payable to the then existing shareholders of the Somerset Companies. These notes represent certain pre-merger income to such shareholders and were interest free through December 30, 1994. The Company paid $2,672,193 of these notes on December 30, 1994, and an additional $13,204 on March 15, 1995. As of March 31, 1995, $2,594,868, remained outstanding.

         On August 5, 1994, the Company entered into a Credit Agreement (the "Credit Agreement") with three banks. The Credit Agreement provides for (i) revolving credit loans of up to $5,000,000 through August 5, 1997 (the "Revolving Credit Loans"), (ii) a term loan of $25,000,000, the principal of which is payable in quarterly installments of $1,250,000 for the first eight quarters and $3,750,000 for the last four quarters, with the last installment due on June 30, 1997 (the "Term Loan"), and (iii) an irrevocable stand-by letter of credit issued by one of the banks for the benefit of the Society of Lloyd's in the amount of L.2,585,000 (approximately U.S. $4,185,115 at the exchange rate as of March 31, 1995) for the account of the Company (the "Letter of Credit"). The Revolving Credit Loans bear interest at the prime rate of one of the banks plus .25%. The Term Loan bears interest, at the election of the Company, at either the prime rate of one of the banks plus .25% or at LIBOR plus 2.25%. Any amounts drawn under the Letter of Credit and not repaid initially bear interest at the prime rate of one of the banks plus .25%. The Revolving Credit Loans, the Term Loan and the Letter of Credit are currently collateralized by shares of common stock of the active subsidiaries of the Company other than NIC Insurance Company. The Credit Agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, and maintenance of consolidated total stockholders'
         equity, statutory surplus, minimum liquidity and loss reserves.   In
         addition, the covenants prevent the Company from declaring or paying dividends during the term of the loans. On September 30, 1994, December 30, 1994 and March 31, 1995 the Company paid to the Lenders its first, second and third quarterly installments of $1,250,000 with respect to the Term Loan. During the first quarter of 1995 the amounts outstanding under the Revolving Credit Loans were reduced by the net amount of $2,000,000. As of March 31, 1995, there was $21,250,000 outstanding under the Term Loan and there was $1,000,000 outstanding under the Revolving Credit Loans.

(6)      Commitments and Contingencies

         In February 1995, the Insurance Commissioner of the State of California, in accordance with voter referendum "Proposition 103," provided the Company with an initial notification of a rollback of premium rates. In addition, the Company is a defendant in various legal actions arising from the normal course of its business. Management does not believe that the outcome of these actions will result in a material adverse effect to the Company.

                           THE NAVIGATORS GROUP, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

                 The Company is a holding company with 12 wholly owned subsidiaries.

                 Two of the Company's subsidiaries, Navigators Insurance Company and NIC Insurance Company ("NIC"), specialize principally in underwriting marine, aviation and property (including inland marine) insurance and certain lines of specialty reinsurance. Navigators Insurance Company has been active since 1983. NIC is a wholly owned subsidiary of Navigators, was licensed in 1989 and began operations during 1990. Navigators Insurance Company and NIC are collectively referred to herein as "Navigators."

                 Eight of the Company's subsidiaries, Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Property, Inc., Somerset Re Management, Inc. and Navigators Management Corporation (collectively, the "Somerset Companies"), are a group of underwriting management companies which produce, manage and underwrite insurance and reinsurance for Navigators and nine other unrelated insurance companies. The other subsidiaries of the Company are Somerset Casualty Agency, Inc. and Somerset Marine Aviation Property Managers Inc., which are both inactive.

                 The Somerset Companies were acquired by the Company pursuant to mergers (the "Mergers") that were approved by the stockholders of the Company at a special meeting held June 30, 1994. The Company accounted for the transfer of the Somerset Companies' assets and liabilities at historical cost under a method of accounting similar to "pooling of interests" and, accordingly, has reported results of operations as if the Company and the Somerset Companies had been combined as of January 1, 1994. In addition, financial statements presented from the prior year have been restated to include the historical accounts of the Somerset Companies.

                 The Company's revenue is primarily comprised of premiums, commissions and investment income. Navigators derives substantially all of its business from direct participation in, or by reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of Navigators are managed by one of the Somerset Companies, Navigators Management Corporation.

                 The Somerset Companies specialize principally in four lines of business: marine, aviation and property (including inland marine) insurance and certain lines of specialty reinsurance. They underwrite this business through four syndicates of insurance companies, Navigators having the largest participation in each of the four syndicates. The Somerset Companies derive their revenue from commissions, investment income and service fees from Navigators and other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the four syndicates.
Property and casualty insurance premiums are cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions decrease.

                 Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

RESULTS OF OPERATIONS

                 General. The 1994 results of operations of the Company were dominated by the Northridge, California earthquake, which occurred on January 17, 1994. The Company's pre-tax loss in 1994 from the Northridge Earthquake totalled $39,265,000.

                 As a result of this loss, management has restructured the Company by withdrawing from the large commercial and industrial property business which produced most of the earthquake loss, emphasizing its core ocean marine business, and developing its inland marine business as well as a new non-marine program book of business.

                 The results of the first quarter of 1995 reflect this restructuring in that premiums have been reduced while the continuing book of business has produced profits.

                 However, the results also reflect the continued deterioration of losses from the Northridge Earthquake. During the first quarter of 1995, the total gross losses on direct property claims arising from the Northridge Earthquake increased $6,070,000 from $125,361,000 to $131,431,000. The net loss to the Company from this increase was $2,580,000 in the first quarter of 1995. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

                 Revenues. Gross written premium for the first three months of 1995 decreased by 38% to $31,287,000 from $50,118,000 for the first three months of 1994.

                 The following table sets forth Navigators' gross written premium by line of business and net written premium in the aggregate:

                                                                 Three Months Ended March 31,
                                                                 ----------------------------

                                                            1995                            1994
                                                            ----                            ----
                                                                     (Dollars in thousands)
                                                                      --------------------
 Marine                                            $12,957           42%          $17,485              35%

 Aviation                                           11,357           36%            9,888              20%
 Property and Inland                                 2,544            8%           15,741              31%
   Marine
 Reinsurance                                         4,429           14%            7,004              14%
                                                    ------          ---            ------              --
          Total Gross Premium Written              $31,287          100%          $50,118             100%
                                                    ======          ====           ======             ====
 Ceded Premium Written                             (16,160)                       (26,750)
                                                    ------                         ------
          Total Net Premium Written                 15,127                         23,368
                                                    ======                         ======


                 Marine Premium. Marine premium decreased 26% when comparing the first three months of 1995 to the first three months of 1994. Management believes this decrease is due to the timing of certain policies and does not reflect the actual condition of its marine business. It anticipates that the total amount of marine business written in 1995 will be similar to the amount written in 1994.

                 Aviation Premium. Aviation premium increased 15% from the first three months of 1994 to the first three months of 1995 reflecting continuing increases in airline premium rates. However, the aviation business has produced underwriting losses and management is currently assessing the future of Navigators' participation in this line. Among the alternatives being considered are a sale of the aviation line of business or a substantial reduction of Navigators' participation in the aviation insurance pool.

                 Property Premium. Property and Inland Marine premium decreased 84% from the first three months of 1994 to the first three months of 1995. In 1994, this business consisted primarily of large commercial and industrial risks with a relatively small amount of inland marine risks. In late 1994, Navigators decided to cease writing large commercial and industrial property risks, which is essentially a property catastrophe book of business, and to concentrate on the inland marine risks and, therefore, 1995 gross written premium is primarily inland marine.

                 Reinsurance Premium. Reinsurance premium decreased 37% from the first three months of 1994 to the first three months of 1995. The decrease was due primarily to management's decision to cease writing proportional reinsurance. Management is now developing non-marine program business to augment its reinsurance book and anticipates the premium from this new book of business will begin to appear in the last half of 1995.

                 Ceded Premium. The decrease in ceded premium corresponds with the decrease in gross writings along with reinstatement premiums incurred during the first quarter of 1994 due primarily to the Northridge Earthquake.

                 Total Premium. Net earned premium for the first three months of 1995 was $17,718,000 as compared to $24,024,000 for the first three months of 1994. Net earned premium generally follows the pattern of written premium.

                 Commission income, based on gross premiums earned and net underwriting profits, remained substantially level during the first three months of 1995 at approximately $2,594,000 compared to approximately $2,641,000 during the corresponding period in 1994.

                 Investment income increased 12% to approximately $3,412,000 during the first three months of 1995 from approximately $3,045,000 during the corresponding period in 1994. This increase is due primarily to the increased amount of invested assets.

                 Included in pre-tax net income were $62,000 in realized capital losses for the first three months of 1995 and $242,000 in realized capital gains for the same period last year. On an after tax basis these represent realized gains of $0 and $0.02 per share for the respective periods.

                 Expenses. The ratio of loss and loss adjustment expenses incurred to net premiums earned was 74% and 194% during the first three months of 1995 and 1994, respectively. The 1994 loss ratio includes the losses, at that time, from the Northridge Earthquake of $28,625,000. The decrease is due primarily to a return to more normal experience in comparison to the losses from the Northridge Earthquake, various airline losses and reinsurance costs in 1994.

                 Commission expense as a percentage of net premiums earned were 13.9% and 16.0% during the first three months of 1995 and 1994, respectively. This decrease is reflective of increased reinstatement premium payments to reinsurers in 1994 as a result of the Northridge Earthquake.

                 Other operating expenses increased 8.8% to approximately $5,515,000 during the first three months of 1995 from approximately $5,067,000 during the corresponding period in 1994. This increase is primarily due to $420,000 of severance charges as a result of a reduction in staff in the property division.

                 Interest expense reflected during the first three months of 1995 is attributable to revolving credit loans and a term loan provided for by a credit agreement entered into on August 5, 1994. The term loan's principal was reduced from $22,500,000 at December 31, 1994 to $21,250,000 at March 31, 1995. The revolving credit loans were reduced by $2,000,000 from $3,000,000 at December 31, 1994 to $1,000,000 at March 31, 1994.

                 The effective tax rate was a 10.1% expense and a 53.4% benefit for the three months ended March 31, 1995 and 1994, respectively.

                 For the first three months of 1995, the Company had after tax income of $2,026,000 compared to an after tax loss of $11,936,000 for the same period last year, primarily due to a return to normal experience in comparison to the losses from the Northridge Earthquake. On a per share basis, this represents net income of $0.25 and a net loss of $1.45 for the first three months of 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                 Cash flow from operations was $10,605,000 and $15,360,000 for the first three months of 1995 and 1994, respectively.

                 Investment assets grew at the rate of 4% during the first three months of 1995 to $211,391,000 at March 31, 1995. Investment income during the three months was $3,412,000, an increase of 12%, reflecting increased assets .

                 The Company has entered into a credit agreement dated as of August 5, 1994. Pursuant to the credit agreement, the Company may borrow, subject to certain conditions, up to an aggregate of $5,000,000 in revolving credit loans. As of March 31, 1995, the Company had outstanding $1,000,000 in revolving credit loans.

                 As of March 31, 1995, the Company's consolidated stockholders' equity was $83,209,000, an increase from $77,523,000 as of December 31, 1994.

                 As of April 30, 1995, the Company has paid approximately $77,413,000 of claims related to the Northridge Earthquake, of which approximately $56,553,000 is subject to indemnification by reinsurers. To date the Company has experienced no significant difficulties collecting reinsured losses.

                   THE NAVIGATORS GROUP, INC. & SUBSIDIARIES
                          Part II - Other Information


Item 1.  Legal Proceedings:

         Neither the Company nor any of its subsidiaries is a party to, nor is the property thereof the subject of, any pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company and its subsidiaries or, if such proceedings constitute other than routine litigation, in which there is a reasonable possibility of an adverse decision which could have any material adverse effect upon the financial condition of the Company.

         In February 1995, the Insurance Commissioner of the State of California, in accordance with voter referendum "Proposition 103," provided the Company with an initial notification of a rollback of premium rates. Management does not believe that the outcome of this action will result in a material adverse effect to the Company.

Item 2.  Changes in Securities:

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submissions of Matters to a Vote of Securities Holders:

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit No.               Description of Exhibit
         -----------               ----------------------
             27.1                  Financial Data Schedule

         (b)      Reports on Form 8-K:
                  There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       The Navigators Group, Inc.
                                       ----------------------------------------
                                                (Registrant)


May 12, 1995                           /s/ W. ALLEN BARNETT
- ------------------                     ----------------------------------------
(Date)                                 W. Allen Barnett, Senior Vice
                                       President, Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                    Sequentially
                                                                    Numbered
Exhibit No.                       Description of Exhibit            Page
- -----------                       ----------------------            ------------
    27.1                          Financial Data Schedule