Form 10-Q
period 1995-06-30
NAVIGATORS GROUP INC
filed 1995-08-14
CIK 793547

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         June 30, 1995
                  --------------------------------------------------------------

Commission file number    0-15886
                       ---------------------------------------------------------

                           The Navigators Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  13-3138397
--------------------------------------------------------------------------------
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                  Identification No.)


                 123 William Street, New York, New York  10038
--------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)


                                 (212) 406-2900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes     x         No
    ---------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 11, 1995 there were 8,151,401 shares of common stock, $0.10 par value issued and outstanding.

               THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES INDEX


                                                                                            Page No.
                                                                                            --------
Part I.  FINANCIAL INFORMATION:

          Balance Sheets
                   June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . .             1
          Statements of Income
                   Three Months Ended June 30, 1995 and
                   Three Months Ended June 30, 1994 . . . . . . . . . . . . . . . .             2
                   Six Months Ended June 30, 1995 and
                   Six Months Ended June 30, 1994 . . . . . . . . . . . . . . . . .             3

          Statements of Cash Flows
                   Six Months Ended June 30, 1995 and
                   Six Months Ended June 30, 1994 . . . . . . . . . . . . . . . . .             4

          Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . .             5
          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . .             7

Part II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .            12

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                           June 30, 1995         Dec. 31, 1994
                                                                                           -------------         -------------

                                                                                            (Unaudited)
ASSETS

Investments:
     Fixed maturities, available for sale, at fair value (amortized cost:  1995,
         $191,317,753; 1994, $179,313,149)                                                 $193,991,867          $174,579,590
     Equity securities, available for sale, at fair value (cost:  1995,
         $5,200,227; 1994, $4,595,463)                                                        6,664,400             5,763,444
     Short-term investments, at cost which approximates market                               11,161,116            19,643,813
                                                                                            -----------           -----------
         Sub-total investments                                                              211,817,383           199,986,847
     Investment in affiliated company                                                         2,399,815             2,386,258
                                                                                            -----------           -----------
             Total investments                                                              214,217,198           202,373,105

Cash                                                                                          1,478,357               730,047
Premiums in course of collection                                                             16,787,740            24,608,943
Commissions receivable                                                                        5,800,368             5,126,953
Accrued investment income                                                                     3,082,305             2,949,340
Prepaid reinsurance premiums                                                                  5,632,667            12,224,772
Reinsurance receivable on paid and unpaid losses
     and loss adjustment expenses                                                           178,370,467           199,888,216
Federal income tax recoverable                                                                5,824,949             6,406,340
Deferred federal income tax benefit                                                          10,755,640            13,413,513
Deferred policy acquisition costs                                                             2,746,899             2,910,422
Other assets                                                                                  3,611,595             3,399,430
                                                                                            -----------           -----------
         Total assets                                                                      $448,308,185          $474,031,081
                                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Reserves for loss and loss adjustment expenses                                        $301,058,329          $314,898,083
     Unearned premiums                                                                       26,437,164            35,721,013
     Reinsurance balances payable                                                             6,061,446            11,002,226
     Loans payable to banks                                                                  21,000,000            25,500,000
     Deferred state & local income taxes                                                      1,074,050             1,221,459
     Notes payable to shareholders                                                              942,034             2,608,072
     Accounts payable and other liabilities                                                   4,029,354             5,556,994
                                                                                            -----------           -----------
         Total liabilities                                                                  360,602,377           396,507,847
                                                                                            -----------           -----------

Commitments and contingencies                                                                   --                    --

Stockholders' equity:
     Preferred Stock, $.10 par value, authorized
         1,000,000 shares, no shares issued                                                     --                    --
     Common Stock, $.10 par value
         Authorized 10,000,000 shares
         Issued and outstanding 8,151,401 in 1995 and 8,151,401 in 1994                         815,140               815,140
     Additional paid-in capital                                                              34,983,877            34,983,877
     Net unrealized gains (losses) on securities available for sale (net of
         income taxes (benefits) of $1,407,017 in 1995 and $(1,212,296) in 1994)              2,731,270            (2,353,281)
     Foreign currency translation adjustment                                                    171,702               105,033
     Retained earnings                                                                       49,003,819            43,972,465
                                                                                            -----------           -----------
         Total stockholders' equity                                                          87,705,808            77,523,234
                                                                                            -----------           -----------

         Total liabilities and stockholders' equity                                        $448,308,185          $474,031,081
                                                                                            ===========           ===========

See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                               Three Months Ended
                                                                    June 30
                                                          1995                   1994
                                                                  (Unaudited)
Revenues:
   Net premiums earned                                $20,933,858             $22,440,458
   Commission income                                    2,879,776               2,861,573
   Net investment income                                3,441,732               3,327,237
   Net realized capital gains                             376,517                  14,427
   Other income                                           272,641                  18,973
                                                       ----------              ----------
         Total revenues                                27,904,524              28,662,668
                                                       ----------              ----------

Operating expenses:
   Losses and loss adjustment
       expenses incurred                               14,484,860              15,492,840
   Commissions                                          3,405,961               4,485,863
   Other operating expenses                             5,618,018               5,957,057
   Interest expense                                       533,662                 516,162
   Merger expenses                                         --                   5,679,697
                                                       ----------              ----------
         Total operating expenses                      24,042,501              32,131,619
                                                       ----------              ----------

Operating income (loss) before income taxes             3,862,023              (3,468,951)

Income tax expense:
   Current                                                895,746               1,226,462
   Deferred                                               (39,347)                 16,499
                                                       ----------              ---------
         Total income tax expense                         856,399               1,242,961

   Net income (loss)                                  $ 3,005,624             $(4,711,912)
                                                       ==========              ==========

Per share data:
   Average common and common equivalent
       shares outstanding                               8,176,309               8,208,929


   Net income (loss)                                  $      0.37             $     (0.57)
                                                       ==========              ==========


See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Six Months Ended
                                                              June 30
                                                   1995                    1994
                                                           (Unaudited)
Revenues:
   Net premiums earned                          $38,651,948            $46,464,942
   Commission income                              5,473,946              5,502,290
   Net investment income                          6,854,102              6,372,662
   Net realized capital gains                       314,370                256,256
   Other income                                     489,764                 51,948
                                                 ----------            -----------
         Total revenues                          51,784,130             58,648,098
                                                 ----------            -----------

Operating expenses:
   Losses and loss adjustment
       expenses incurred                         27,597,166             62,096,112
   Commissions                                    5,866,116              8,327,892
   Other operating expenses                      11,132,653             11,024,516
   Interest expense                               1,073,585                602,060
   Merger Expenses                                   --                  5,679,697
                                                 ----------            -----------
         Total operating expenses                45,669,520             87,730,277
                                                 ----------            -----------

Operating income (loss) before income taxes       6,114,610            (29,082,179)

Income tax expense:
   Current                                        1,204,075             (4,818,740)
   Deferred                                        (120,817)            (7,615,475)
                                                  ---------            -----------
         Total income tax expense                 1,083,258            (12,434,215)

   Net income (loss)                            $ 5,031,352           $(16,647,964)
                                                 ==========            ===========

Per share data:
   Average common and common equivalent
       shares outstanding                         8,191,127              8,221,034


   Net income (loss)                            $      0.61           $      (2.03)
                                                 ==========            ===========


See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended
                                                                          June 30
                                                               1995                   1994
                                                                        (Unaudited)
Operating activities:
  Net income                                               $  5,031,352           $(16,647,964)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation & amortization                               345,763                247,171
      Reinsurance receivable on paid
        and unpaid losses and loss
        adjustment expenses                                  21,517,749            (63,876,499)
      Reserve for losses and loss
        adjustment expenses                                 (13,839,754)            85,591,226
      Prepaid reinsurance premiums                            6,592,105              5,645,807
      Unearned premiums                                      (9,283,849)            (6,375,953)
      Premiums in course of collection                        7,821,203              6,437,122
      Commissions receivable                                   (673,415)               655,719
      Advance to insurance companies                             --                 (2,216,675)
      Deferred policy acquisition costs                         163,523               (100,116)
      Accrued investment income                                (132,965)                 5,085
      Reinsurance balances payable                           (4,940,780)            (1,089,990)
      Deposits with reinsurers                                   --                    907,500
      Funds due reinsurers                                       --                    152,761
      Federal income taxes recoverable                          581,391             (5,694,428)
      Deferred federal income taxes                              38,560             (7,587,789)
      Net realized losses (gains) on investments               (314,370)              (256,256)
      Other                                                  (1,837,061)             3,987,820
                                                            -----------            -----------
           Net cash provided by operating activities       $ 11,069,452           $   (215,459)
                                                            -----------            -----------

Investing activities:
  Fixed maturities available for sale at fair value:

    Redemptions and maturities                             $  4,653,409           $  8,082,307
    Sales                                                    40,416,123              9,550,346
    Purchases                                               (57,195,991)           (25,025,018)

  Equity securities:
    Sales                                                       978,664              3,025,869
    Purchases                                                (1,415,835)              (661,726)
  Payable for securities purchased                               52,526                 90,592
  Net sale (purchases) of short-term investments              8,482,697            (10,441,811)
  Purchase of property and equipment                           (126,697)              (415,029)
                                                            -----------            -----------
           Net cash used in investing activities           $ (4,155,104)          $(15,794,470)
                                                            -----------            -----------

Financing activities:
  Proceeds from bank loans                                 $  1,000,000           $ 23,000,000
  Repayment of bank loans                                    (5,500,000)            (4,270,000)
  Notes payable to shareholders                              (1,666,038)             5,280,263
  Distribution to shareholders                                   --                (16,323,003)
                                                            -----------            -----------
            Net cash provided by financing activities        (6,166,038)             7,687,260
                                                            -----------            -----------

Increase (decrease) in cash                                     748,310             (8,322,669)


Cash at beginning of period                                     730,047             13,371,089
                                                            -----------            -----------

Cash at end of period                                      $  1,478,357           $  5,048,420
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

(3)      Reinsurance Ceded

         The Company's ceded earned premiums were $18,803,311 and $29,705,134 for the three months ended June 30, 1995 and 1994, respectively, and were $39,843,239 and $58,733,344 for the six months ended June 30, 1995 and 1994, respectively. The Company's ceded losses were $17,350,103 and $26,699,643 for the three months ended June 30, 1995 and 1994, respectively, and were $36,704,896 and $117,861,553 for the six months ended June 30, 1995 and 1994, respectively.

(4)      Commitments and Contingencies

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

                 Two of the Company's subsidiaries, Navigators Insurance Company and NIC Insurance Company ("NIC"), specialize principally in underwriting marine, aviation and property (including inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance.
Navigators Insurance Company has been active since 1983. NIC is a wholly owned subsidiary of Navigators, was licensed in 1989 and began operations during 1990. Navigators Insurance Company and NIC are collectively referred to herein as "Navigators."

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

                 The Somerset Companies were acquired by the Company pursuant to mergers that were approved by the stockholders of the Company at a special meeting held June 30, 1994. The Company accounted for the transfer of the Somerset Companies' assets and liabilities at historical cost under a method of accounting similar to "pooling of interests" and, accordingly, has reported results of operations as if the Company and the Somerset Companies had been combined as of January 1, 1994.

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

                 The Somerset Companies specialize principally in four lines of business: marine, aviation and property (including inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. They underwrite this business through four syndicates of insurance companies, Navigators having the largest participation in each of the four syndicates.
The Somerset

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

                 The results of the second quarter of 1995 reflect this restructuring in that premiums have been reduced while the continuing book of business has produced profits.

                 However, the results also reflect the continued deterioration of losses from the Northridge Earthquake. During the six months ended June 30, 1995, the total gross losses on direct property claims arising from the Northridge Earthquake increased $16,738,000 from $125,361,000 to $142,099,000.
During the three months ended June 30, 1995, the total gross losses on direct property claims arising from the Northridge Earthquake increased $10,668,000 from $131,431,000 to $142,099,000. The net loss to the Company from this increase was $6,221,000 in the six months ended June 30, 1995 and $3,641,000 in the three months ended June 30, 1995, which includes $912,000 of additional recoveries on losses reported in prior periods. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

                 Revenues. Gross written premium for the first six months of 1995 decreased by 30% to $69,212,000 from $98,822,000 for the first six months of 1994.

                 The following table sets forth Navigators' gross written premium by line of business and net written premium in the aggregate:

                                                        Six Months Ended June 30,
                                                        -------------------------

                                                   1995                              1994
                                                   ----                              ----
                                                          (Dollars in thousands)
                                                           --------------------
 Marine                                            $28,568          41%              $33,464           34%

 Aviation                                           24,227          35%               25,925           26%

 Property and Inland
  Marine                                             5,566           8%               26,599           27%

 Specialty Reinsurance
  and Non-Marine
  Insurance                                         10,851          16%               12,834           13%
                                                   -------          --                ------           --
          Total Gross Premium Written              $69,212         100%              $98,822          100%
                                                    ======         ====               ======          ====

 Ceded Premium Written                             (33,336)                          (52,837)
                                                    ------                           --------

          Total Net Premium Written                 35,876                            45,985
                                                    ======                           =======


                 Marine Premium. Gross marine premium written decreased 15% when comparing the first six months of 1995 to the first six months of 1994. Management believes this decrease is due to the timing of certain policies and does not reflect the actual condition of its marine business. It anticipates that the total amount of marine business written in 1995 will be similar to the amount written in 1994.

                 Aviation Premium. Gross aviation premium written decreased 7% from the first six months of 1994 to the first six months of 1995. Following an evaluation of its aviation business, management has decided to reduce its participation in airline and aircraft product business, two segments of its aviation business. The Company expects aviation premium to be substantially less for the 1995 year than it was in 1994.

                 Property Premium. Gross property and inland marine premium written decreased 79% from the first six months of 1994 to the first six months of 1995. In 1994, this business consisted primarily of large commercial and industrial risks with a relatively small amount of inland marine risks. In late 1994, Navigators decided to cease writing large commercial and industrial property risks, which is essentially a property catastrophe book of business, and to concentrate on the inland marine risks and, therefore, 1995 gross written premium is primarily inland marine.

                 Specialty Reinsurance and Non-Marine Insurance Premium. Gross specialty reinsurance and non-marine insurance premium written decreased 15% from the first six months of 1994 to the first six months of 1995. The decrease was due primarily to management's decision to cease writing proportional reinsurance. Management is now developing non-marine program business to augment its reinsurance book.

                 Ceded Premium. The decrease in ceded premium corresponds with the decrease in gross writings along with reinstatement premiums incurred during the first six months of 1994 due primarily to the Northridge Earthquake.

                 Total Premium. Net earned premium for the first six months of 1995 was $38,652,000 as compared to $46,465,000 for the first six months of 1994. Net earned premium generally follows the pattern of written premium.

                 Commission income, based on gross premiums earned and net underwriting profits, remained substantially level during the first six months of 1995 at approximately $5,474,000 compared to approximately $5,502,000 during the corresponding period in 1994.

                 Investment income increased 8% to approximately $6,854,000 during the first six months of 1995 from approximately $6,373,000 during the corresponding period in 1994. This increase is due primarily to the increased amount of invested assets.

                 Included in pre-tax net income were $314,000 in realized capital gains for the first six months of 1995 and $256,000 in realized capital gains for the same period last year. On an after tax basis these represent realized gains of $0.03 and $0.02 per share for the respective periods.

                 Expenses. The ratio of loss and loss adjustment expenses incurred to net premiums earned was 71.4% and 133.6% during the first six months of 1995 and 1994, respectively. The 1994 loss ratio includes losses from the Northridge Earthquake which at that time totalled $29,448,000. The decrease is due primarily to a return to more normal experience in comparison to the losses from the Northridge Earthquake, various airline losses and reinsurance costs in 1994.

                 Commission expense as a percentage of net premiums earned were 15.2% and 17.9% during the first six months of 1995 and 1994, respectively. This decrease is reflective of increased reinstatement premium payments to reinsurers in 1994 as a result of the Northridge Earthquake.

                 Other operating expenses increased 1% to approximately $11,133,000 during the first six months of 1995 from approximately $11,025,000 during the corresponding period in 1994. Severance charges as a result of a reduction in staff accounted for $820,000 of the operating expenses for the first six months of 1995. These severance charges were offset by a commensurate decrease in salary expenses and a decrease in guaranty fund assessments.

                 Interest expense reflected during the first six months of 1995 is attributable to revolving credit loans and a term loan provided for by a credit agreement entered into on August 5, 1994. The term loan's principal was reduced from $22,500,000 at December 31, 1994 to $20,000,000 at June 30, 1995.
The revolving credit loans were reduced by $2,000,000 from $3,000,000 at December 31, 1994 to $1,000,000 at June 30, 1995.

                 The effective tax rate was a 17.7% expense and a 42.8% benefit for the six months ended June 30, 1995 and 1994, respectively. For 1995, the effective rate is less than the statutory federal, state and local rates due primarily to tax-free investment income earned.

                 For the first six months of 1995, the Company had after tax income of $5,031,000 compared to an after tax loss of $16,648,000 for the same period last year, primarily due to a return to normal experience in comparison to the losses from the Northridge Earthquake. On a per share basis, this represents net income of $0.61 and a net loss of $2.03 for the first six months of 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                 Cash flow from operations was $11,069,000 and $(215,000) for the first six months of 1995 and 1994, respectively.

                 Investment assets grew at the rate of 6% during the first six months of 1995 to $214,217,000 at June 30, 1995. Investment income during the six months was $6,854,000, an increase of 8%, reflecting increased assets.

                 The Company has entered into a credit agreement dated as of August 5, 1994. Pursuant to the credit agreement, the Company may borrow, subject to certain conditions, up to an aggregate of $5,000,000 in revolving credit loans. As of June 30, 1995, the Company had outstanding $1,000,000 in revolving credit loans.

                 As of June 30, 1995, the Company's consolidated stockholders' equity was $87,706,000, an increase from $77,523,000 as of December 31, 1994.

                 As of August 4, 1995, the Company has paid approximately $91,727,000 of claims related to the Northridge Earthquake, of which approximately $70,412,000 is subject to indemnification by reinsurers. To date the Company has experienced no significant difficulties collecting reinsured losses.

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

         None.

Item 3.  Defaults Upon Senior Securities:

         None.

Item 4.  Submissions of Matters to a Vote of Securities Holders:

         On June 28, 1995, the stockholders voted for the following matters at the annual stockholder meeting.

         (a) The election of eight (8) directors to serve until the 1995 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows (there were no broker non-votes):



         Name                                 For                   Withheld
         ----                                 ---                   --------
         Terence N. Deeks                  6,269,175                 23,905
         Robert M. DeMichele               6,269,175                 23,905
         Leandro S. Galban, Jr.            6,269,175                 23,905
         John F. Knight                    6,269,175                 23,905
         Robert Lepowsky                   6,269,175                 23,905
         Marc M. Tract                     6,106,875                186,205
         Marion A. Woodbury                6,269,175                 23,905
         Robert F. Wright                  6,269,175                 23,905

         (b) The ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company. The stockholders cast 6,284,480 votes for and 350 votes against ratification. There were 8,250 abstentions and no broker non-votes.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit No.      Description of Exhibit

           27.1           Financial Data Schedule

         (b)      Reports on Form 8-K:
                  There were no reports on Form 8-K filed for the six months ended June 30, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              The Navigators Group, Inc.
                                              ----------------------------------
                                                         (Registrant)


August 11, 1995                               /s/ W. ALLEN BARNETT
---------------                               ----------------------------------
   (Date)                                     W. Allen Barnett, Senior Vice
                                              President, Chief Financial Officer

                               INDEX TO EXHIBITS

                                                            Sequentially
                                                            Numbered
Exhibit No.               Description of Exhibit            Page
-----------               ----------------------            ------------
   27.1                   Financial Data Schedule