Form 10-Q
period 1995-09-30
NAVIGATORS GROUP INC
filed 1995-11-14
CIK 793547

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended         September 30, 1995
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

On November 10, 1995 there were 8,152,151 shares of common stock, $0.10 par value issued and outstanding.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                     INDEX


                                                                                     Page No.
                                                                                     --------
Part I.  FINANCIAL INFORMATION:

          Balance Sheets
                   September 30, 1995 and December 31, 1994 . . . . . . . . . .             1
          Statements of Income
                   Three Months Ended September 30, 1995 and
                   Three Months Ended September 30, 1994  . . . . . . . . . . .             2
                   Nine Months Ended September 30, 1995 and
                   Nine Months Ended September 30, 1994 . . . . . . . . . . . .             3

          Statements of Cash Flows
                   Nine Months Ended September 30, 1995 and
                   Nine Months Ended September 30, 1994 . . . . . . . . . . . .             4

          Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .             5
          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . .             7

Part II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . .            13

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                   September 30, 1995       Dec. 31, 1994
                                                                                   ------------------       -------------
                                                                                       (Unaudited)
ASSETS

Investments:
     Fixed maturities, available for sale, at fair value (amortized cost: 1995,
         $195,739,434; 1994, $179,313,149)                                            $199,907,677          $174,579,590
     Equity securities, available for sale, at fair value (cost:  1995,
         $5,220,923; 1994, $4,595,463)                                                   7,323,656             5,763,444
     Short-term investments, at cost which approximates market                          20,670,699            19,643,813
                                                                                      ------------          ------------
         Sub-total investments                                                         227,902,032           199,986,847
     Investment in affiliated company                                                    2,366,622             2,386,258
                                                                                      ------------          ------------
             Total investments                                                         230,268,654           202,373,105

Cash                                                                                     2,657,265               730,047
Premiums in course of collection                                                        17,897,939            24,608,943
Commissions receivable                                                                   5,501,690             5,126,953
Accrued investment income                                                                3,106,406             2,949,340
Prepaid reinsurance premiums                                                             6,315,705            12,224,772
Reinsurance receivable on paid and unpaid losses
     and loss adjustment expenses                                                      168,233,475           199,888,216
Federal income tax recoverable                                                              --                 6,406,340
Deferred federal income tax benefit                                                     10,220,355            13,413,513
Deferred policy acquisition costs                                                        2,629,150             2,910,422
Other assets                                                                             3,623,490             3,399,430
                                                                                      ------------          ------------
         Total assets                                                                 $450,454,129          $474,031,081
                                                                                      ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Reserves for loss and loss adjustment expenses                                   $299,905,298          $314,898,083
     Unearned premiums                                                                  24,718,899            35,721,013
     Reinsurance balances payable                                                        7,146,785            11,002,226
     Loans payable to banks                                                             19,750,000            25,500,000
     Federal income tax payable                                                            564,222                --
     Deferred state & local income taxes                                                 1,071,360             1,221,459
     Notes payable to shareholders                                                         991,356             2,608,072
     Accounts payable and other liabilities                                              4,121,392             5,556,994
                                                                                      ------------          ------------
         Total liabilities                                                             358,269,312           396,507,847
                                                                                      ------------          ------------

Commitments and contingencies                                                               --                    --

Stockholders' equity:
     Preferred Stock, $.10 par value, authorized
         1,000,000 shares, no shares issued                                                 --                    --
     Common Stock, $.10 par value
         Authorized 10,000,000 shares
         Issued and outstanding 8,152,151 in 1995 and 8,151,401 in 1994                    815,215               815,140
     Additional paid-in capital                                                         34,992,802            34,983,877
     Net unrealized gains (losses) on securities available for sale (net of
         income taxes (benefits) of $2,132,132 in 1995 and $(1,212,296) in 1994)         4,138,844            (2,353,281)
     Foreign currency translation adjustment                                               154,391               105,033
     Retained earnings                                                                  52,083,565            43,972,465
                                                                                      ------------          ------------
         Total stockholders' equity                                                     92,184,817            77,523,234
                                                                                      ------------          ------------

         Total liabilities and stockholders' equity                                   $450,454,129          $474,031,081
                                                                                      ============          ============

See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended
                                                         September 30
                                                   1995                 1994
                                                         (Unaudited)
Revenues:
   Net premiums earned                          $24,908,174          $17,795,064
   Commission income                              2,588,599            2,582,822
   Net investment income                          3,508,621            3,261,044
   Net realized capital losses                     (283,795)             (82,785)
   Other income                                     248,907              365,649
                                                -----------          -----------
         Total revenues                          30,970,506           23,921,794
                                                -----------          -----------

Operating expenses:
   Losses and loss adjustment
     expenses incurred                           18,765,558           16,518,188
   Commissions                                    2,958,837            3,592,417
   Other operating expenses                       4,842,932            5,484,873
   Interest expense                                 458,607              572,394
                                                -----------          -----------
         Total operating expenses                27,025,934           26,167,872
                                                -----------          -----------

Operating income (loss) before income taxes       3,944,572           (2,246,078)

Income tax expense (benefit):
   Current                                        1,065,958             (533,948)
   Deferred                                        (201,134)           2,546,469
                                                -----------          -----------
         Total income tax expense (benefit):        864,824            2,012,521

   Net income (loss)                            $ 3,079,748          $(4,258,599)
                                                ===========          ===========

Per share data:
   Average common and common equivalent
     shares outstanding                           8,202,123            8,196,919

   Net income (loss)                            $      0.38          $     (0.52)
                                                ===========          ===========



See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                        Nine Months Ended
                                                          September 30
                                                    1995                  1994
                                                           (Unaudited)
Revenues:
     Net premiums earned                         $63,560,122         $ 64,260,006
     Commission income                             8,062,545            8,085,112
     Net investment income                        10,362,723            9,633,706
     Net realized capital gains                       30,575              173,471
     Other income                                    738,671              417,597
                                                 -----------         ------------
         Total revenues                           82,754,636           82,569,892
                                                 -----------         ------------

Operating expenses:
     Losses and loss adjustment
       expenses incurred                          46,362,724           78,614,300
     Commissions                                   8,824,953           11,920,309
     Other operating expenses                     15,975,585           16,509,389
     Interest expense                              1,532,192            1,174,454
     Merger expenses                                  --                5,679,697
                                                 -----------         ------------
         Total operating expenses                 72,695,454          113,898,149
                                                 -----------         ------------

Operating income (loss) before income taxes       10,059,182          (31,328,257)

Income tax expense (benefit):
     Current                                       2,270,033           (5,352,688)
     Deferred                                       (321,951)          (5,069,006)
                                                 -----------         ------------
         Total income tax expense (benefit):       1,948,082          (10,421,694)

     Net income (loss)                           $ 8,111,100         $(20,906,563)
                                                 ===========         ============

Per share data:
     Average common and common equivalent
       shares outstanding                          8,194,792            8,213,054

     Net income (loss)                           $      0.99         $      (2.55)
                                                 ===========         ============


See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Nine Months Ended
                                                                    September 30
                                                              1995                   1994
                                                                     (Unaudited)
Operating activities:
  Net income                                              $  8,111,100           $(20,906,563)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation & amortization                              531,602                448,725
      Reinsurance receivable on paid
        and unpaid losses and loss
        adjustment expenses                                 31,654,741            (71,043,164)
      Reserve for losses and loss
        adjustment expenses                                (14,992,785)            96,458,536
      Prepaid reinsurance premiums                           5,909,067             12,473,452
      Unearned premiums                                    (11,002,114)            (9,593,649)
      Premiums in course of collection                       6,711,004              9,629,020
      Commissions receivable                                  (374,737)               242,886
      Advance to insurance companies                            --                 (1,295,366)
      Deferred policy acquisition costs                        281,272                (38,654)
      Accrued investment income                               (157,066)                56,302
      Reinsurance balances payable                          (3,855,441)             2,168,945
      Deposits with reinsurers                                  --                    907,500
      Funds due reinsurers                                      --                   (447,070)
      Federal income taxes recoverable                       6,406,340             (6,278,984)
      Federal income tax payable                               564,222                 --
      Deferred federal income taxes                           (151,270)            (5,211,748)
      Net realized losses (gains) on investments               (30,491)              (173,471)
      Other                                                 (2,358,375)             2,033,771
                                                          ------------           ------------
           Net cash provided by operating activities      $ 27,247,069           $  9,430,468
                                                          ------------           ------------

Investing activities:
  Fixed maturities available for sale at fair value:
    Redemptions and maturities                            $ 15,325,810           $ 10,057,007
    Sales                                                   52,825,521             13,273,927
    Purchases                                              (85,146,699)           (33,541,404)
  Equity securities:
    Sales                                                    1,105,043              3,144,375
    Purchases                                               (1,546,301)              (838,558)
  Payable for securities purchased                             649,728                 44,806
  Net sale (purchases) of short-term investments            (1,026,886)            (9,381,506)
  Purchase of property and equipment                          (148,351)              (614,730)
                                                          ------------           ------------
           Net cash used in investing activities          $(17,962,135)          $(17,856,083)
                                                          ------------           ------------

Financing activities:
  Proceeds from bank loans                                $  1,000,000           $ 51,000,000
  Repayment of bank loans                                   (6,750,000)           (31,520,000)
  Proceeds from exercise of stock options                        9,000                  9,485
  Notes payable to shareholders                             (1,616,716)             5,280,263
  Distribution to shareholders                                  --                (16,323,003)
                                                          ------------           ------------
            Net cash provided by financing activities     $ (7,357,716)          $  8,446,745
                                                          ------------           ------------

Increase (decrease) in cash                               $  1,927,218           $     21,130

Cash at beginning of period                                    730,047              2,107,687
                                                          ------------           ------------

Cash at end of period                                     $  2,657,265           $  2,128,817
                                                          ============           ============

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

(3)      Reinsurance Ceded

         The Company's ceded earned premiums were $13,533,107 and $28,640,251 for the three months ended September 30, 1995 and 1994, respectively, and were $53,376,346 and $87,373,595 for the nine months ended September 30, 1995 and 1994, respectively. The Company's ceded losses were $11,690,991 and $28,744,331 for the three months ended September 30, 1995 and 1994, respectively, and were $48,395,887 and $146,605,884 for the nine months ended September 30, 1995 and 1994, respectively.

(4)      Commitments and Contingencies

         In February 1995, the Insurance Commissioner of the State of California, in accordance with voter referendum "Proposition 103," provided the Company with an initial notification of a rollback of premium rates. In the action, the Commissioner has alleged that the Company's refund obligation is approximately $3,700,000, plus interest to date of approximately $2,500,000. The Company has responded to the Commissioner with the assertion that the Company does not have a rollback obligation. The Company is continuing negotiations with the Commissioner in an attempt to settle this action. If a refund is ultimately made, the Company expects to be able to recover some portion from reinsurers. In addition, the Company is a defendant in various legal actions arising from the normal course of its business. Management does not believe that the outcome of these actions will result in a material adverse effect to the Company.

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

RESULTS OF OPERATIONS

                 General. The 1994 results of operations of the Company were dominated by the Northridge, California earthquake, which occurred on January 17, 1994. The Company's pre-tax loss (including direct property losses of $35,388,000, reinsurance reinstatement premiums of $1,925,000 and reinsurance account losses of $1,952,000, but net of reinsurance) in 1994 from the Northridge Earthquake totalled $39,265,000.

                 As a result of this loss, management has restructured the Company by withdrawing from the large commercial and industrial property business which produced most of the earthquake loss, emphasizing its core ocean marine business, and developing its inland marine business as well as a new non-marine program book of business.

                 The results of the third quarter of 1995 reflect this restructuring in that written premiums have been reduced while the continuing book of business has produced profits.

                 However, the results also reflect the impact of losses from the Northridge Earthquake. During the nine months ended September 30, 1995, the total gross losses on direct property claims arising from the Northridge Earthquake increased approximately $16,439,000 from $125,361,000 to $141,800,000. During the three months ended September 30, 1995, the total gross losses on direct property claims arising from the Northridge Earthquake remained virtually unchanged. The Company added gross and net bulk reserves of $11,000,000 and $4,500,000, respectively, which are expected to cover any further deterioration of losses from the Northridge Earthquake. The net losses incurred from the Northridge Earthquake were approximately $10,721,000 in the nine months ended September 30, 1995. During the nine months ended September 30, 1995, the net direct property losses from the Northridge Earthquake were approximately $6,221,000, excluding the net bulk reserves. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

                 Revenues. Gross written premium for the first nine months of 1995 decreased by 25% to approximately $105,934,000 from approximately $142,040,000 for the first nine months of 1994.

                 The following table sets forth Navigators' gross written premium by line of business and net written premium in the aggregate:

                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                       1995              1994
                                                       ----              ----
                                                       (Dollars in thousands)
                                                        --------------------
Marine                                           $ 44,018    41%    $47,344     33%
Aviation                                           33,534    32%     37,915     27%
Property and Inland
 Marine                                             9,322     9%     35,863     25%
Specialty Reinsurance
 and Non-Marine
 Insurance                                         19,060    18%     20,918     15%
                                                 --------   ---    --------    ---
         Total Gross Premium Written             $105,934   100%   $142,040    100%
                                                 ========   ===    ========    ===
Ceded Premium Written                             (47,551)          (74,733)
                                                 --------          --------
         Total Net Premium Written                 58,383            67,307
                                                 ========          ========


                 Marine Premium. Gross marine premium written decreased 7% when comparing the first nine months of 1995 to the first nine months of 1994. Management believes this decrease is due to the timing of certain policies and does not reflect the actual condition of its marine business. It anticipates that the total amount of marine business written in 1995 will be similar to the amount written in 1994.

                 Aviation Premium. Gross aviation premium written decreased 12% from the first nine months of 1994 to the first nine months of 1995. Following an evaluation of its aviation business, management has decided to reduce its participation in airline and aircraft product business, two segments of its aviation business. In addition, effective December 31, 1995, the Company will cease its participation in the Airplane Owners and Pilots Association program, which is expected to contribute approximately $2,000,000 in premium in 1995. The Company expects aviation premium to be less for the 1995 year than it was in 1994.

                 Property Premium. Gross property and inland marine premium written decreased 74% from the first nine months of 1994 to the first nine months of 1995. In 1994, this business consisted primarily of large commercial and industrial property risks, which was essentially a property catastrophe book of business, with a relatively small amount of inland marine risks. In late 1994, Navigators decided to cease writing large commercial and industrial property risks and to concentrate on the inland marine risks and, therefore, 1995 gross written premium is primarily inland marine.

                 Specialty Reinsurance and Non-Marine Insurance Premium. Gross specialty reinsurance and non-marine insurance premium written decreased 9% from the first nine months of 1994 to the first nine months of 1995. The decrease was due primarily to management's decision to cease writing proportional reinsurance. Management is now developing non-marine program business to augment its reinsurance book.

                 Ceded Premium. The decrease in ceded premium corresponds with the decrease in gross writings along with reinstatement premiums incurred during the first nine months of 1994 due primarily to the Northridge Earthquake.

                 Total Premium. Net earned premium for the first nine months of 1995 was approximately $63,560,000 as compared to approximately $64,260,000 for the first nine months of 1994. Net earned premium generally follows the pattern of written premium; however, during 1995, the run-off of the property business, including the amortization of the existing property unearned premium reserve, has resulted in a decrease in writings but a fairly level earned premium for the nine months ended September 30, 1995 and an increase in earned premium for the three months ended September 30, 1995.

                 Commission income, based on gross premiums earned and net underwriting profits, remained substantially level during the first nine months of 1995 at approximately $8,063,000 compared to approximately $8,085,000 during the corresponding period in 1994.

                 Investment income increased 8% to approximately $10,363,000 during the first nine months of 1995 from approximately $9,634,000 during the corresponding period in 1994. This increase is due primarily to the increased amount of invested assets.

                 Included in pre-tax net income were approximately $31,000 in realized capital gains for the first nine months of 1995 and approximately $173,000 in realized capital gains for the same period last year. On an after tax basis these represent realized gains of $0.00 and $0.01 per share for the respective periods.

                 Expenses. The ratio of loss and loss adjustment expenses incurred to net premiums earned was 72.9% and 122.3% during the first nine months of 1995 and 1994, respectively. The 1994 loss ratio includes direct property losses from the Northridge Earthquake which at that time totalled $35,388,000. The decrease is due primarily to a return to more normal experience in comparison to the losses from the Northridge Earthquake, various airline losses and reinsurance costs in 1994, offset by additional Northridge Earthquake development in 1995.

                 Commission expense as a percentage of net premiums earned were 13.9% and 18.6% during the first nine months of 1995 and 1994, respectively. This decrease is reflective of increased reinstatement premium payments to reinsurers in 1994 as a result of the Northridge Earthquake.

                 Other operating expenses decreased 3% to approximately $15,976,000 during the first nine months of 1995 from approximately $16,509,000 during the corresponding period in 1994. Severance charges as a result of a reduction in staff accounted for approximately $820,000 of the operating expenses for the first nine months of 1995. These severance charges were offset by a commensurate decrease in salary expenses and a decrease in guaranty fund assessments.

                 Interest expense reflected during the first nine months of 1995 is attributable to revolving credit loans and a term loan provided for by a credit agreement entered into on August 5, 1994. The term loan's principal was reduced from $22,500,000 at December 31, 1994 to $18,750,000 at September 30, 1995. The revolving credit loans were reduced by $2,000,000 from $3,000,000 at December 31, 1994 to $1,000,000 at September 30, 1995.

                 The effective tax rate was a 19.4% expense and a 33.3% benefit for the nine months ended September 30, 1995 and 1994, respectively. For 1995, the effective rate is less than the statutory federal, state and local rates due primarily to tax-free investment income earned.

                 For the first nine months of 1995, the Company had after tax income of approximately $8,111,000 compared to an after tax loss of approximately $20,907,000 for the same period last year, primarily due to a return to normal experience in comparison to the losses from the Northridge Earthquake. On a per share basis, this represents net income of $0.99 and a net loss of $2.55 for the first nine months of 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                 Cash flow from operations was approximately $27,247,000 and approximately $18,789,000 for the first nine months of 1995 and 1994, respectively.

                 Investment assets grew 14% during the first nine months of 1995 to $230,269,000 at September 30, 1995. Investment income during the nine months was $10,363,000, an increase of 8%, reflecting increased assets.

                 The Company has entered into a credit agreement dated as of August 5, 1994. Pursuant to the credit agreement, the Company may borrow, subject to certain conditions, up to an aggregate of

$5,000,000 in revolving credit loans. As of September 30, 1995, the Company had outstanding $1,000,000 in revolving credit loans.

                 As of September 30, 1995, the Company's consolidated stockholders' equity was approximately $92,185,000, an increase from approximately $77,523,000 as of December 31, 1994.

                 As of October 31, 1995, the Company has paid approximately $93,769,000 of claims related to the Northridge Earthquake, of which approximately $71,663,000 is subject to indemnification by reinsurers. To date the Company has experienced no significant difficulties collecting reinsured losses.

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

         In February 1995, the Insurance Commissioner of the State of California (the "Commissioner"), in accordance with voter referendum "Proposition 103," provided the Company with an initial notification of a rollback of premium rates. In the action, the Commissioner has alleged that the Company's refund obligation is approximately $3,700,000, plus interest to date of approximately $2,500,000. The Company has responded to the Commissioner with the assertion that the Company does not have a rollback obligation. The Company is continuing negotiations with the Commissioner in an attempt to settle this action. If a refund is ultimately made, the Company expects to be able to recover some portion from reinsurers. Management does not believe that the outcome of this action will result in a material adverse effect to the Company.

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

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit No.      Description of Exhibit
         -----------      ----------------------
            27.1          Financial Data Schedule

         (b)      Reports on Form 8-K:
                  There were no reports on Form 8-K filed for the nine months ended September 30, 1995.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              The Navigators Group, Inc.
                                              ----------------------------------
                                                         (Registrant)


November 13, 1995                             /s/ W. ALLEN BARNETT
-----------------                             ----------------------------------
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