Form 10-K405
period 1995-12-31
NAVIGATORS GROUP INC
filed 1996-04-01
CIK 793547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995
                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from ___ to ____

                           COMMISSION FILE NO. 0-15886

                           THE NAVIGATORS GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-3138397
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)

 123 WILLIAM STREET, NEW YORK, NEW YORK                   10038
(Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (212) 406-2900

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, $.10 PAR VALUE
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Aggregate market value of voting stock held by non-affiliates as of March 15, 1996 - $55,037,606

Common shares outstanding March 15, 1996 - 8,172,400

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1996 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I.

ITEM 1. BUSINESS.

GENERAL

       The Navigators Group, Inc. (the "Group") is a holding company with 12 wholly owned subsidiaries. Unless the context otherwise requires, the term "Company" as used herein means the Group and its subsidiaries.

       Two of the Company's subsidiaries are insurance companies: Navigators Insurance Company and NIC Insurance Company. Navigators Insurance Company is the Company's largest insurance company subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation and property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. NIC Insurance Company is a wholly owned subsidiary of Navigators Insurance Company, was licensed in 1989 and began operations in 1990. It underwrites a small book of property insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance Company in exchange for assuming 10% of the total retained business of Navigators Insurance Company. Navigators Insurance Company and NIC Insurance Company are collectively referred to herein as "Navigators".

       Eight of the Company's subsidiaries are a group of underwriting management companies: Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Property, Inc., Somerset Re Management, Inc. and Navigators Management Corporation (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators and nine other unrelated insurance companies.

       The Somerset Companies were acquired by the Company in 1994 pursuant to mergers (the "Mergers") that were approved by the stockholders of the Company at a special meeting held June 30, 1994. The Company accounted for the transfer of the Somerset Companies' assets and liabilities at historical cost under a method of accounting similar to "pooling of interests" and, accordingly, has reported results of operations as if the Company and the Somerset Companies had been combined since inception.

       The 1993 financial statements included herein reflect the Mergers by including the historical accounts of the Somerset Companies.

       The other two subsidiaries of the Company are Somerset Casualty Agency, Inc. and Somerset Marine Aviation Property Managers, Inc., which are both inactive.

       The Company's revenue is primarily comprised of premiums, commissions and investment income. Navigators derives substantially all of its business from direct participation in, or by reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of Navigators are managed by one of the Somerset Companies, Navigators Management Corporation ("NMC").

       The Somerset Companies specialize principally in four lines of business: marine, aviation and property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. In 1995 they underwrote this business through three syndicates of insurance companies, Navigators having the largest participation in each of the three syndicates. They derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from Navigators and other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the three syndicates. Property and casualty insurance premiums are cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

       Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

       In addition to its wholly owned subsidiaries, as of December 31, 1995 the Company had a 21% ownership interest in Navigators Underwriters plc. This ownership interest increased to 27% as of January 1, 1996. Navigators Underwriters plc, a U.K. corporation, owns 100% of Navigators Corporate Underwriters Limited, a U.K. corporation, which has been admitted to underwrite at Lloyd's of London as a corporate name with limited liability.

       The Group, a Delaware corporation, was incorporated in November, 1982, as the successor to a New York corporation organized in June, 1981. Navigators Insurance Company and NIC Insurance Company were incorporated in New York in July, 1981, and December, 1988, respectively. The Group now directly owns 100% of Navigators Insurance Company, which in turn now directly owns 100% of NIC Insurance Company.

LINES OF BUSINESS

       Navigators underwrites principally marine, aviation, property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. As underwritten by Navigators, marine insurance includes hull, energy, liability and cargo; aviation insurance includes hull and liability on commercial and general aircraft; property insurance includes primarily inland marine at present, but prior to 1995 primarily included large commercial and industrial "all risk" coverages; reinsurance includes excess of loss and quota share property, surety, and other specialty reinsurance lines; and non-marine insurance includes non-marine program business developed to augment Navigators' reinsurance book. The following table sets forth Navigators' gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                                       Year Ended December 31,
                                        ----------------------------------------------------------------------
                                               1995                       1994                     1993
                                               ----                       ----                     ----
                                                                     (in thousands)
Marine.......................            $ 61,684     42%           $ 65,046    34%          $ 71,470      33%
Aviation.....................              51,286     34%             48,482    26%            44,446      21%
Property and Inland
  Marine.....................              11,620      8%             45,989    24%            72,607      34%
Specialty Reinsurance
 and Non-Marine
 Insurance...................              24,317     16%             30,035    16%            25,133      12%
                                           ------    ---             -------   ---           --------    ----

        Total Gross
        Premium
        Written..............            $148,907    100%           $189,552   100%          $213,656     100%
                                         ========    ====           ========   ===           ========     ===

Ceded Premium
Written......................             (67,639)                   (98,001)                (109,838)

        Total Net
        Premium
        Written..............            $ 81,268                   $ 91,551                 $103,818
                                         ========                   ========                 ========

MARINE INSURANCE

       Navigators obtains its marine business through its direct participation in the pools managed by certain Somerset Companies and through its reinsurance of one or more members of this pool. The composition of the pools and the level of participation of each member changes from time to time.

       As of December 31, 1995, the marine pool consisted, in addition to Navigators, of Christiania General Insurance Corporation of New York, Colonia Insurance Company, Employers Mutual Casualty Co., Farmers Mutual Hail Insurance Company of Iowa, Harleysville Mutual Insurance Company, National Liability and Fire Insurance Co., Pennsylvania Lumbermens Mutual Insurance Company ("PLM"), The Reinsurance Corporation of New York ("Reco"), and Worcester Insurance Company as participants. Navigators' net participation in the marine pool was approximately 42% in 1995 and 48% in each of 1994 and 1993.

       The Somerset Companies in 1995, 1994 and 1993 received commissions equal to 7.5% of the gross premium earned on marine insurance. They also were entitled to receive a 20% contingent commission on net underwriting profits.

AVIATION INSURANCE

       In 1995 Navigators received its aviation business both as a direct participant, and as a reinsurer of the same pool members as the marine pool described above. Navigators' net share of the aviation pool was 56% in 1995 and 48% in each of 1994 and 1993. On October 1, 1995, Navigators increased its participation in commercial airline business to 100%. The aviation pool is managed by one of the Somerset Companies, which in 1995, 1994 and 1993 received commissions equal to 7.5% of the gross earned premiums, and was entitled to receive a 20% contingent commission on net underwriting profits.

PROPERTY AND INLAND MARINE INSURANCE

       In 1995 Navigators received its property insurance through direct participation in pools managed by certain Somerset Companies. Navigators' participation in the pool was 85% in each of 1995, 1994 and 1993. The remaining 15% was written by Reco. This business consists primarily of inland marine risks, although prior to 1995 this business consisted primarily of large commercial and industrial property risks. The Somerset Companies in 1995, 1994 and 1993 received commissions on property insurance equal to 10% of gross earned premiums and were entitled to receive a 20% contingent commission on net underwriting profits. The Somerset Companies in 1995, 1994 and 1993 received commissions on inland marine insurance equal, respectively, to 7.5%, 10% and 10% of gross earned premiums and were entitled to receive a 20% commission on net underwriting profits. In late 1994, Navigators decided to cease writing large commercial and industrial property risks and therefore premium volume in this line in 1995 was greatly reduced.

SPECIALTY REINSURANCE AND NON-MARINE INSURANCE

       Navigators receives its reinsurance through direct participation in a book of business managed by one of the Somerset Companies. Navigators' participation in this business was 100% in 1995 and in excess of 95% in 1994 and 1993. The remaining business was written by PLM. This reinsurance consists primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. The managing company in 1995, 1994 and 1993 received commissions of 7.5% of gross earned premium and was entitled to a contingent commission of 20% of net underwriting profits. During 1995 Navigators began writing a book of non-marine program business managed by the same Somerset Company. Navigators writes 100% of this business.

REINSURANCE CEDED

       Navigators utilizes reinsurance principally to reduce its net liability on individual risks, to protect against catastrophic losses, to maintain desired ratios of net premiums written to statutory surplus and to stabilize loss ratios. Under its reinsurance programs, Navigators seeks to limit its maximum loss per policy to $1,000,000 in any one loss event.

       The ceding of reinsurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay the losses even if the assuming company fails to meet its obligations under the reinsurance agreement.

       Reinsurance is generally written under treaty contracts in which coverage is either on a proportional basis, where the reinsurer shares proportionately in premiums and losses, or on an excess of loss basis, where only losses above a fixed point are reinsured.

       Navigators, both directly and through the syndicates in which it participates, is protected by various treaty and facultative reinsurance agreements. Navigators diversifies its reinsurance by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. This coverage is placed on behalf of Navigators by a number of different reinsurance intermediaries, each of which is employed because of its expertise in placing a particular type of coverage. All such intermediaries are compensated by the reinsurers.

       Navigators' reinsurance security committee continually monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. To the extent that it is determined that the ultimate amount collectible is less than the amount recorded on a receivable, a reserve is established. At each of December 31, 1995 and 1994, an allowance for uncollectible reinsurance of $800,000 was carried.

RESERVES

       Insurance companies are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses ("LAE") for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE for insurance companies such as Navigators is dependent upon the receipt of information from the various pools in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and LAE are incurred, and the time such transactions are reported to the pools and, subsequently, to Navigators.

       Navigators establishes reserves for reported claims when Navigators first receives notice of the claim. In the case of direct business and assumed excess of loss reinsurance, reserves are established by Navigators on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience of Navigators with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Navigators also establishes reserves for proportional treaty claims based on reports received from ceding insurers or pools in which they participate. Reserves for incurred but not reported losses for all of Navigators' business are determined, in part, on the basis of statistical information and in part on industry experience.

       At any time, loss reserves are only estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are based, among other things, on predictions of future events and estimates of future trends in claim severity and frequency. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method, however, for the subsequent evaluation of the adequacy of the consideration given to inflation or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

       Navigators records only those premiums which are reported to it through the end of each calendar year. However, Navigators does estimate premiums related to quarterly reports from the pool manager which have not been received prior to preparation of financial statements. There are two types of premium reporting lags to which Navigators may be subject. First, there is an inherent delay in the reporting of treaty reinsurance due to the fact that there is a lag between the time that premium and loss activity is recorded on the books of the reinsureds and the time the reinsured reports those activities to the reinsurer. Second, a substantial portion of the premiums Navigators derives is from international business. In this business, there is a significant time lag from the time the policy is bound overseas to the receipt of the policy by the pool manager, at which time the pool manager records the premium in its records. Considerable premium relating to a fiscal year is reported in subsequent years at the pool level and, therefore, at Navigators as well. To the extent a lag exists in the reporting of, and Navigators' accounting for, such premiums, a comparable lag occurs in this recording of related incurred but not reported losses and LAE which properly matches recorded revenue with related expenses.

       Navigators does not discount its reserves in an attempt to estimate the present value of losses or LAE that may eventually be paid or for any other reason. The accompanying tables present an analysis of losses and LAE.

                                                                  Year Ended December 31,
                                                            -----------------------------------
                                                              1995         1994          1993
                                                              ----         ----          ----
                                                                      (in thousands)
Net reserves for losses and LAE at
   beginning of year.....................................   $135,377     $103,176      $ 89,361
                                                            --------     --------      --------
Provision for losses and LAE for
   claims occurring in the current year..................     54,030       97,145        61,120

Increase in estimated losses and
   LAE for claims occurring in prior years...............      7,023        1,130         5,424
                                                            --------     --------      --------
Incurred losses and LAE..................................     61,053       98,275        66,544
                                                            --------     --------      --------
Losses and LAE payments for claims
   occurring during:
      Current year.......................................    (10,482)    ( 33,374)     ( 14,731)
      Prior years........................................    (47,187)    ( 32,700)     ( 37,998)
                                                            --------     --------      --------
Losses and LAE payments..................................    (57,669)    ( 66,074)     ( 52,729)
                                                            --------     --------      --------

Net reserves for losses and LAE at end
   of the year...........................................   $138,761     $135,377      $103,176
Reinsurance receivables on unpaid losses and LAE.........    135,093      179,521       144,170
                                                            --------     --------      --------
Gross reserves for losses and LAE at end of year.........   $273,854     $314,898      $247,346
                                                            ========     ========      ========

       The table below presents the development of Navigators' GAAP balance sheet reserves for 1985 through 1995. The line "Reserves for losses and LAE" reflects the reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative deficiency represents the aggregate change in the estimates over all prior years.

       For each calendar year end, the reserves for losses and LAE are not adjusted in the table to reflect additional premiums reported to Navigators in subsequent calendar years. However, the remainder of the table allocates losses and LAE reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1985 and was not reported to Navigators until 1987, the amount of such loss will appear as a deficiency in both 1985 and 1986, although the premiums related to the policy may not be reported in income until 1986. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

                                               Year Ended December 31,
                             ------------------------------------------------------
                              1985       1986     1987     1988    1989       1990
                              ----       ----     ----     ----    ----       ----
                                                 (in thousands)
Reserves for losses
and LAE....................  $13,240   $30,142  $51,364  $54,326  $59,477   $70,457
Reserves for losses and
LAE reestimated as of:
  One year later...........   15,024    30,645   52,018   53,841   61,449    71,643
  Two years later..........   15,958    30,579   51,795   53,466   62,206    73,849
  Three years later........   16,560    31,644   49,163   51,297   61,255    73,441
  Four years later.........   17,005    30,717   47,023   49,356   60,062    73,349
  Five years later.........   17,332    29,256   45,775   48,105   60,476    72,706
  Six years later..........   17,082    29,453   44,699   48,056   60,490
  Seven years later........   17,271    28,602   44,701   48,176
  Eight years later........   16,681    28,486   44,355
  Nine years later.........   16,692    28,383
  Ten years later..........   16,748

Cumulative redundancy
(deficiency)                  (3,508)    1,759    7,009    6,150   (1,013)   (2,249)

Cumulative paid as of:
  One year later...........    4,187     9,872   15,214   13,772   17,593    22,784
  Two years later..........    8,760    15,712   23,531   22,354   29,694    36,532
  Three years later........   11,534    19,131   27,810   29,134   37,032    47,060
  Four years later.........   11,902    20,650   32,625   33,178   43,270    51,769
  Five years later.........   12,671    22,945   34,289   37,255   46,066    57,421
  Six years later..........   13,697    23,780   37,337   38,299   50,456
  Seven years later........   13,842    25,171   37,492   41,705
  Eight years later........   13,867    24,990   39,738
  Nine years later.........   14,080    26,178
  Ten years later..........   14,798


Gross liability-end of year
Reinsurance recoverable

Net Liability end of year

Gross re-estimated latest
Re-estimated recoverable
latest
Net re-estimated latest

Gross cumulative
deficiency


                                             Year Ended December 31,
                             ---------------------------------------------------
                                1991      1992      1993       1994      1995
                                ----      ----      ----       ----      ----
                                                 (in thousands)
Reserves for losses
and LAE....................   $77,507   $89,361   $103,176   $135,377   $138,761
Reserves for losses and
LAE reestimated as of:
  One year later...........    80,478    94,785    104,306    142,400
  Two years later..........    80,937    98,062    102,831
  Three years later........    81,322    98,338
  Four years later.........    80,652
  Five years later.........
  Six years later..........
  Seven years later........
  Eight years later........
  Nine years later.........
  Ten years later..........

Cumulative redundancy
(deficiency)                   (3,145)   (8,977)       345     (7,023)

Cumulative paid as of:
  One year later...........    25,741    37,998     32,700     47,187
  Two years later..........    43,688    54,552     53,603
  Three years later........    51,753    65,997
  Four years later.........    59,308
  Five years later.........
  Six years later..........
  Seven years later........
  Eight years later........
  Nine years later.........
  Ten years later..........


Gross liability-end of year             224,191    247,346    314,898    273,854
Reinsurance recoverable                 134,830    144,170    179,521    135,093
                                        -------    -------    -------    -------
Net Liability end of year                89,361    103,176    135,377    138,761

Gross re-estimated latest               273,396    259,358    338,472
Re-estimated recoverable                175,058    156,527    196,072
latest                                  -------    -------    -------
Net re-estimated latest                  98,338    102,831    142,400

Gross cumulative                        (49,205)   (12,012)   (23,574)
deficiency

       The table shows a cumulative redundancy for years ended December 31, 1993, 1988, 1987, and 1986 of $345,000, $6,150,000, $7,009,000 and $1,759,000,
respectively. The cumulative deficiencies for the years ended December 31, 1985, 1989 through 1992 resulted from the allocation of losses to the appropriate calendar years without regard to any additional premiums relating to such calendar years which were reported to and recorded by Navigators in subsequent periods. These deficiencies are offset, in part, by additional earned premiums for such respective calendar years reported and recorded by Navigators in subsequent years. The deficiency for 1994 resulted from further development of losses from the Northridge Earthquake (defined below).

       Management believes that Navigators' reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

ENVIRONMENTAL POLLUTION AND ASBESTOS RELATED CLAIMS

       In 1995 Navigators paid a net amount of $117,000 for environmental pollution and asbestos related claims. As of December 31, 1995, Navigators carried a net reserve of $876,000 for the potential exposure of Navigators to such claims. Management believes that its reserves for such claims are adequate, because Navigators' participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage. As of December 31, 1995, there were 1,594 open claims with environmental pollution and asbestos exposure. Management, however, will continue to review its exposure to and reserves for such claims. Management believes that any potential exposure of Navigators to these claims exists predominately in connection with the marine business.

INVESTMENT POLICY

       The investment of the Company's various subsidiaries must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and NIC Insurance Company. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks and common stocks, real estate mortgages and real estate. Navigators has no investment in derivatives, and its investment guidelines preclude the acquisition of derivatives.

       Navigators' investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis. The investments are managed by various professional fixed income and equity portfolio managers. Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus. Navigators seeks to obtain these objectives by investing principally in municipal bonds, U.S. Government obligations, corporate bonds, and preferred and common stock. Navigators' investment guidelines require that at least 90% of the fixed income portfolio be rated "A" or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in debt securities rated BBB, BAA or higher, or equity securities.

       In order to achieve the above-mentioned investment objectives, fixed maturity securities are held for an indefinite period of time. These securities may be sold in response to changes in interest rates, prepayments, regulatory requirements, or credit risk.

       The majority of the investment income of the Somerset Companies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments.

       The following tables reflect the consolidated investments of the Company. The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis, for Navigators Insurance Company and NIC Insurance Company together as a group, and for the Somerset Companies together as a group, for the three years ended December 31, 1995:

                                                         Year Ended December 31,
                                                 ------------------------------------
                                                     1995          1994          1993
                                                     ----          ----          ----
                                                              (in thousands)
The Company Consolidated
Average investments..........................    $247,392      $228,749      $213,837
Net investment income........................      14,143        13,034        11,588
Average yield................................        5.72%         5.70%         5.42%

Navigators Insurance Company
   NIC Insurance Company and Parent
Average investments..........................    $217,639      $189,296      $176,492
Net investment income........................      12,422        11,650        10,600
Average yield................................        5.71%         6.15%         6.01%

The Somerset Companies(1)
Average investments..........................    $ 29,752      $ 39,453      $ 37,345
Net investment income........................       1,721         1,384           988
Average yield................................        5.78%         3.51%         2.65%


(1) Included in the Somerset Companies average investments are fiduciary cash and short-term investments, not included in the balance sheet, on which the Somerset Companies earn investment income. See Footnote 6 to the Company's Consolidated Financial Statements.

       The following table summarizes the consolidated non-affiliated cash and investments of the Company as of December 31, 1995:

                                               Carrying Value      Percent
                                               (in thousands)     of Total
Cash and short-term investments............      $ 14,623              6%
U.S. Treasuries............................         9,462              4%
Municipal bonds............................       174,320             75%
Mortgage backed securities.................        21,424              9%
Asset backed securities....................         4,250              2%
Corporate bonds............................         1,242              1%
Common stocks..............................         7,862              3%
                                                 --------            ---
         Total.............................      $233,183            100%
                                                 ========            ===

REGULATION

       The Company and its insurance subsidiaries are subject to regulation under the insurance statutes, including holding company statutes, of various states. These regulations vary from state to state but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. The regulatory agencies of each state have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

       The Insurance Department of the State of New York (the "New York Department") is the Company's principal regulatory agency. In addition, Navigators Insurance Company is deemed to be "commercially domiciled" in California based on past premium volume written in the state and, as a result, the Company is subject to certain provisions of the California insurance holding company laws, particularly those governing changes in control, the payment of stockholder dividends and intercompany transactions. An insurer's status as "commercially domiciled" is determined annually under a statutory formula. Navigators Insurance Company's status may change in California in the future if its premium volume there decreases to below 20% of its overall premium volume over the most recent three years.

       The New York Insurance Law provides that no corporation or other person may acquire control of the Company, and thus indirect control of Navigators, unless it has given notice to Navigators, and obtained prior written approval of the Superintendent of Insurance of the State of New York for such acquisition. The California insurance holding company laws similarly provide that no corporation or other person may acquire control of the Company, and thus indirect control of Navigators Insurance Company, unless it has given notice to Navigators Insurance Company, and obtained prior written approval of the California Department of Insurance for such acquisition. In both New York and California, any purchaser of 10% (817,240 shares) or more of the outstanding shares of Common Stock of the Company would be presumed to have acquired control of the Company, unless such presumption is rebutted.

       Navigators Insurance Company and NIC Insurance Company may pay dividends only out of their statutory earned surplus under New York law. Generally, the maximum amount of dividends Navigators Insurance Company and NIC Insurance Company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus.

       Under California law, Navigators Insurance Company will need the approval of the California Department of Insurance for dividends which exceed the greater of 10% of statutory surplus or 100% of net income, but not exceeding earned surplus, in any twelve-month period.

       Under insolvency or guaranty laws in most states in which Navigators Insurance Company and NIC Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies.

       Navigators Insurance Company is licensed to engage in the insurance and reinsurance business in 46 states and the District of Columbia and Puerto Rico and is an approved reinsurer in three of the remaining four states. NIC Insurance Company is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer in 23 other states and the District of Columbia.

       As part of its general regulatory oversight process, the New York Department conducts detailed triennial examinations of the books, records and accounts of New York insurance companies. Navigators Insurance Company and NIC Insurance Company were last examined by the New York Department in 1990.

       The Insurance Regulatory Information System ("IRIS") was developed by the National Association of Insurance Commissioners ("NAIC") and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 1993, due primarily to an increase in marine and aviation premium rates, the Company's results were outside of the usual values for two ratios (change in writings and the estimated current reserve deficiency to surplus ratio). As of December 31, 1994, due primarily to losses from the Northridge Earthquake (defined below), the Company's results were outside of the usual value for one ratio (the "Two-Year Overall Operating" ratio). As of December 31, 1995, due primarily to losses from the Northridge Earthquake, the Company's results were outside of the usual value for one ratio (the "Two-Year Overall Operating" ratio). The Company does not expect that this "unusual" value will have any effect on its operations.

       From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on the operations and financial condition of the Company.

       State insurance departments have adopted a new methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk- based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by the Company, the risk-based capital level for the Company's subsidiaries exceeds a level that would trigger regulatory attention. In their respective 1995 statutory financial statements, the Company's insurance subsidiaries have complied with the NAIC's risk-based capital reporting requirements.

       In addition to regulations applicable to insurance agents generally, the Somerset Companies are subject to Managing General Agents Acts in their domicile jurisdictions. The Somerset Companies believe that they are in compliance with such acts.

COMPETITION

       The property and casualty insurance industry, comprised of approximately 900 leading national insurers and over 3,000 U.S. insurers total, is highly competitive. The continuing effects of the recession in the early 1990s, coupled with a demand for low-cost, high quality service, have created difficult conditions in the domestic property and casualty market, including a leveling or reduction in premium rates in certain lines of business in which the Company competes, which the Company believes will not improve dramatically in the foreseeable future.

       Navigators faces competition from both domestic and foreign marine, aviation and non-marine insurers, some of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which Navigators is engaged is based on many factors, including the perceived overall financial strength of Navigators, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and Navigators faces the risk that it will lose market share to more highly rated insurers.

EMPLOYEES

       As of December 31, 1995, the Company employed 127 people, of whom 17 were insurance underwriters.


ITEM 2. PROPERTIES.

       The Company's administrative offices are occupied pursuant to a lease, from an unaffiliated company, in a building located at 123 William Street, New York, New York. The lease, which expires on May 14, 2000, is an obligation of NMC. None of the Somerset Companies own any real or material personal property. Each of the Somerset Companies has various noncancellable operating leases for its office facilities, which expire at various dates through May 2000.


ITEM 3. LEGAL PROCEEDINGS.

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

       In November 1988, the voters of the State of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the Commissioner to settle its rollback liability under Proposition 103. The Company expects to be able to recover some portion of this settlement from reinsurers. As a result of these recoveries and existing reserves, management does not believe this settlement will have a material adverse effect on the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

       The Common Stock is traded over-the-counter (The Nasdaq National Market) under the symbol NAVG. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

       The high and low bid prices for quarterly periods since January 1, 1994 are as follows:

                         1995                          1994
                   ----------------             -------------------
                    High       Low                High        Low
First Quarter      $19.75    $13.75             $ 35.00    $ 16.50
Second Quarter     $15.75    $12.75             $ 20.00    $ 17.00
Third Quarter      $18.50    $13.50             $ 18.75    $ 16.00
Fourth Quarter     $19.50    $16.75             $ 17.25    $ 14.25


STOCKHOLDERS

       There were approximately 100 holders of record of shares of Common Stock as of March 28, 1996. However, Management believes there are in excess of 1,000 beneficial owners of the Common Stock.

DIVIDENDS

       No cash dividends on the Common Stock have been paid. While there presently is no intention to pay dividends on Common Stock in the foreseeable future, future declarations, if any, and the amounts of such dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition and business needs, restrictive covenants under debt arrangements, the capital and surplus requirements of its subsidiaries and applicable government regulations.

ITEM 6. SELECTED FINANCIAL DATA.

       The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1995. The information for the five years ended December 31, 1995 has been derived from the audited consolidated financial statements of the Company. See the Consolidated Financial Statements of the Company including notes thereto included herein.

                                                        Year Ended December 31,
                                     --------------------------------------------------------------
                                       1995         1994          1993          1992         1991
                                       ----         ----          ----          ----         ----
                                               (in thousands, except per share amounts)
OPERATING INFORMATION
Revenues:
  Net premiums earned                $ 87,908     $  90,483      $ 96,843     $ 69,802     $ 50,315
  Commission income                    10,659        10,857         9,889        8,865        7,299
  Net investment income                14,143        13,034        11,588       11,323       12,366
  Net realized gains                      291          (863)          521        1,909          700
  Other income                            713           381           112          114          108
                                     --------     ---------      --------     --------     --------
          Total revenues              113,714       113,892       118,953       92,013       70,788
                                     --------     ---------      --------     --------     --------
Expenses:
  Losses and loss adjustment
    expenses incurred                  61,053        98,275        66,544       51,654       34,616
  Commissions                          12,228        17,219         6,194        3,197          317
  Other operating expenses             22,534        22,212        20,824       19,528       17,355
  Interest expense                      2,336         2,080           273          186          226
  Merger expense                         --           5,680          --           --           --
                                     --------     ---------      --------     --------     --------
          Total expenses               98,151       145,466        93,835       74,565       52,514
                                     --------     ---------      --------     --------     --------
Operating income before income
  taxes and cumulative effect of
  change in accounting
  principle                          $ 15,563     $ (31,574)     $ 25,118     $ 17,448     $ 18,274
Net income (loss)(1)                 $ 12,582     $ (20,495)     $ 21,585     $ 15,963     $ 15,925
Average common and common
  equivalent shares
  outstanding                           8,219         8,209         8,346        8,337        8,299
Net income per share                 $   1.53     $   (2.50)     $   2.59     $   1.91     $   1.92

BALANCE SHEET INFORMATION
  (AT END OF PERIOD)
Total investments(2)                 $228,126     $ 202,373      $198,145     $174,407     $153,443
Total assets                          435,552       474,031       431,028      376,371      281,988
Loss reserves                         273,854       314,898       247,346      224,191      156,734
Total liabilities                     336,476       396,508       313,751      273,330      190,063
Total stockholders' equity(2)(3)       99,076        77,523       117,277      103,041       91,926
Book value per share(2)(3)           $  12.12     $    9.51      $  14.39     $  12.68     $  11.35

(1) Net income from 1992 through 1995 reflects the adoption of FASB Statement No. 109 and from 1993 through 1995 reflects the adoption of FASB Statement No. 113 and EITF Issue No. 93-6.

(2) Investments and stockholders' equity for 1995 and 1994 reflect the adoption of FASB Statement No. 115.

(3)      No cash dividends have been declared or paid.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

       The Company is a holding company with ten active wholly owned subsidiaries.

       Two of the Company's subsidiaries are insurance companies: Navigators Insurance Company and NIC Insurance Company. Navigators Insurance Company is the Company's largest insurance company subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation and property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. NIC Insurance Company is a wholly owned subsidiary of Navigators Insurance Company, was licensed in 1989 and began operations in 1990. It underwrites a small book of property insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance Company in exchange for assuming 10% of the total retained business of Navigators Insurance Company.

       Eight of the Company's subsidiaries, the Somerset Companies, are a group of underwriting management companies. The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators and nine other unrelated insurance companies.

       The Somerset Companies were acquired by the Company in 1994 pursuant to the Mergers that were approved by the stockholders of the Company at a special meeting held June 30, 1994. The Company accounted for the transfer of the Somerset Companies' assets and liabilities at historical cost under a method of accounting similar to "pooling of interests" and, accordingly, has reported results of operations as if the Company and the Somerset Companies had been combined since inception.

       The 1993 financial statements included herein reflect the Mergers by including the historical accounts of the Somerset Companies.

       The Company's revenue is primarily comprised of premiums, commissions and investment income. Navigators derives substantially all of its business from direct participation in, or by reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of Navigators are managed by one of the Somerset Companies, NMC.

       The Somerset Companies specialize principally in four lines of business: marine, aviation and property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. In 1995 they underwrote this business through three syndicates of insurance companies, Navigators having the largest participation in each of the three syndicates. They derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from Navigators and other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the three syndicates. Property and casualty insurance premiums are cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

       Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

RESULTS OF OPERATIONS

       General. The 1994 results of operations of the Company were dominated by the Northridge, California earthquake, which occurred on January 17, 1994 (the "Northridge Earthquake"). The Company's pre-tax loss (including direct property losses of $35,388,000, reinsurance reinstatement premiums of $1,925,000 and reinsurance account losses of $1,952,000, but net of reinsurance) in 1994 from the Northridge Earthquake totalled $39,265,000.

       As a result of this loss, management restructured the Company by withdrawing from the large commercial and industrial property business which produced most of the earthquake loss, emphasizing its core ocean marine and aviation business, and developing its inland marine business as well as a new non-marine program book of business.

       The results of 1995 reflect this restructuring in that written premiums have been reduced while the continuing book of business has produced profits.

       However, the 1995 results also reflect the further development of losses from the Northridge Earthquake. During 1995 the total gross losses on direct property claims arising from the Northridge Earthquake increased approximately $18,340,000 from $125,361,000 to $143,701,000. The Company added gross bulk reserves of $11,000,000 at September 30, 1995, which are expected to cover any further deterioration of losses from the Northridge Earthquake. On a net basis the losses and reserve increase relating to the Northridge Earthquake represent pre-tax charges of approximately $10,721,000 in 1995. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

       The Company's net after tax income of $21.6 million for 1993 decreased largely as a result of the Northridge Earthquake to an after tax loss of $20.5 million in 1994 and increased to after tax income of $12.6 million in 1995, primarily due to return to normal experience in comparison to the losses from the Northridge Earthquake. On a per share basis, this represents after tax income of $2.59 in 1993, a net loss of $2.50 in 1994 and after tax income of $1.53 in 1995. Included in pre-tax income were net realized capital gains of $521,000 in 1993, a net realized loss of $863,000 in 1994, and a net realized gain of $291,000 in 1995. Excluding these capital gains and losses, after tax earnings were $21.2 million in 1993, there was an after tax loss of $19.9 million in 1994, and after tax earnings were $12.4 million in 1995.

       Revenues. Gross written premium went from $213.7 million in 1993 to $189.6 million in 1994 and to $148.9 million in 1995. The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                Year Ended December 31,
                          -------------------------------------------------------------------
                                  1995                    1994                     1993
                                  ----                    ----                     ----
                                                    (in thousands)

Marine ..............     $  61,684       42%     $  65,046       34%     $  71,470       33%
Aviation ............        51,286       34%        48,482       26%        44,446       21%
Property and Inland
  Marine ............        11,620        8%        45,989       24%        72,607       34%
Specialty Reinsurance
 and Non-Marine
 Program Insurance ..        24,317       16%        30,035       16%        25,133       12%
                          ---------      ---      ---------      ---      ---------      ---


        Total Gross
        Premium
        Written .....     $ 148,907      100%     $ 189,552      100%     $ 213,656      100%
                          =========      ===      =========      ===      =========      ===


Ceded Premium
Written .............       (67,639)                (98,001)               (109,838)
                          ---------               ---------               ---------

        Total Net
        Premium
        Written .....     $  81,268               $  91,551               $ 103,818
                          =========               =========               =========

       As the above table indicates, since 1993 the composition of the Company's book of business has changed significantly. The marine business has increased from 33% to 42% reflecting the Company's commitment to this core business. Property and inland marine has decreased significantly from 34% to 8% reflecting the withdrawal from property catastrophe business. Aviation has increased from 21% to 34% due in large part to Navigators' increased participation in that line of business. Reinsurance and non-marine program business has increased slightly from 12% to 16%.

       Marine Premiums. Navigators' gross marine premium decreased 9% from 1993 to 1994 and a further 5% from 1994 to 1995. The decrease in 1994 was due primarily to decreases in premium rates during the second part of the year. The 1995 decrease was due to Navigators' reduced participation in the marine pool. Management believes pricing in marine premium is now subject to increased competition and significant increases in marine premium may be difficult to achieve in the near term.

       Aviation Premiums. Navigators' aviation gross written premium increased 9% from 1993 to 1994 and a further 6% from 1994 to 1995 reflecting the rate increases during this period. Airline premium rates have now stabilized and management does not anticipate growth in aviation premium for 1996.

       Property and Inland Marine Premium. Navigators' gross property premium and inland marine decreased 37% from 1993 to 1994 and decreased 75% from 1994 to 1995. In 1994, this business consisted primarily of large commercial and industrial property risks, which was essentially a property catastrophe book of business, with a relatively small amount of inland marine risks. In late 1994, Navigators decided to cease writing large commercial and industrial property risks and to concentrate on inland marine risks and, therefore, 1995 gross written premium is primarily inland marine. Management anticipates growth in this line for 1996 reflecting the emphasis now being placed on this business.

       Specialty Reinsurance and Non-Marine Insurance Premium. Reinsurance premium has decreased 3% since 1993. The decrease was due primarily to management's decision to decrease writing proportional reinsurance. Management is now developing non-marine program business to augment its reinsurance book and anticipates modest growth.

       Total Premium. Net earned premium in 1993 was $96.8 million, in 1994 $90.5 million, and in 1995 $87.9 million. Net earned premium remained fairly level from 1994 to 1995 even though net written premium declined. This is primarily due to the Company's decision to cease writing the property line during 1994; however, the amortization of the property unearned premium reserve during the year resulted in only a slight decline in earned premium.

       Commission Income. Commission income decreased 2% to $10.7 million during 1995 from $10.9 million and increased 9.8% during 1994. The 1994 increase was due to increased profit commissions from the marine business. The 1995 decrease reflects the withdrawal from the property catastrophe business.

       Investment Income. Investment income increased 9% to $14.1 million during 1995 from approximately $13.0 million, and 12% from approximately $11.6 million during 1994. This increase is due primarily to an increased amount of invested assets.

       Reinsurance Ceded. In the ordinary course of business, Navigators reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. Ceded written premium decreased from $109.8 million in 1993 to $98.0 million in 1994 to $67.6 million in 1995 reflecting decreases in gross written premium.

       Expenses. The ratio of loss and loss adjustment expenses incurred to net premiums earned ("GAAP loss ratio") was 69.5%, 108.6% and 68.7% in 1995, 1994 and 1993, respectively. The 1994 loss ratio includes direct property losses from the Northridge Earthquake which at that time totalled $35,388,000. The decrease in 1995 is due primarily to a return to more normal experience in comparison to the losses from the Northridge Earthquake, various airline losses and reinsurance costs in 1994, offset by additional Northridge Earthquake development in 1995. The Northridge Earthquake increased the loss ratio by 12.2% and 43.4% in 1995 and 1994, respectively.

       Commission expense as a percentage of net premiums earned was 13.9%, 19.0% and 6.4% during 1995, 1994 and 1993, respectively. The increase from 1993 to 1994 is reflective of increased reinstatement premium payments to reinsurers as a result of the Northridge Earthquake. The decrease in 1995 is due primarily to fewer reinstatement premiums paid during the year. The reinstatement premiums in 1994 caused earned premiums to decline but did not result in corresponding ceding commissions.

       Other operating expenses increased 1.4% in 1995 from 1994 and increased 6.7% in 1994 from 1993. Severance charges as a result of a reduction in staff accounted for approximately $968,000 of the operating expenses in 1995. These severance charges were offset by a commensurate decrease in salary expenses and a decrease in guaranty fund assessments.

       Interest expense reflected during 1995 is due primarily to funds borrowed in 1994 to replace capital as a result of losses from the Northridge Earthquake.

       Income Taxes. The income tax expense (benefit) for 1995 was $3.0 million, for 1994 was $(11.0) million and for 1993 $2.9 million. The effective tax rate for 1995, 1994 and 1993 was 19%, (35)% and 12%, respectively. The tax benefit in 1994 is attributable to the pre-tax loss. The benefit exceeds the Federal statutory income tax rate as the tax free municipal bond income and dividends received deduction exceeded slightly the non-deductible merger expenses, the increase in valuation allowance attributable to the increase in the gross deferred tax asset, and taxation of Somerset Companies income. As a result of the Mergers with the Group, the Somerset Companies lost their S Corporation status effective June 30, 1994. This change in status from an S Corporation to a C Corporation resulted in an increase in the ongoing effective Federal, state and local tax rates and an immediate charge for Federal tax associated with accrued commissions at June 30, 1994 for which no Federal taxes had been provided.

       As of December 31, 1995 the deferred Federal tax asset was $8.9 million, as compared to $13.4 million, at December 31, 1994. At both December 31, 1995 and 1994, the Company was carrying a $775,000 valuation allowance. Management believes the net deferred tax asset recorded at December 31, 1994 is realizable. This belief stems from a long history of taxable income prior to 1994, the immediate actions management took to prevent another loss of such magnitude, and the inclusion of taxable income generated by the Somerset Companies in the Federal income tax return as of June 30, 1994.

       In November 1988, the voters of the State of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the Commissioner to settle its rollback liability under Proposition 103. The Company expects to be able to recover some portion of this settlement from reinsurers. As a result of these recoveries and existing reserves, management does not believe this settlement will have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow from operations was $26.6 million, $5.3 million and $25.9 million for 1995, 1994 and 1993, respectively.

       Operating cash flow has been used primarily to acquire additional investment assets with net purchases during 1995, 1994 and 1993 of $12.8 million, $11.2 million and $25.2 million, respectively.

       At December 31, 1995, there were no material commitments for capital expenditures.

       Investment assets (including fiduciary funds held by the Somerset Companies) have grown at a compound rate of 6.7% over the last two years, from $224.2 million at December 31, 1993 to $255.1 million at December 31, 1995. Investment income during this period was $11.6 million in 1993, $13.0 million in 1994 and $14.1 million in 1995. The average yield of the portfolio, excluding net realized capital gains, increased from 5.4% in 1993 to 5.7% in 1994 and to 5.7% in 1995, reflecting the significant change in interest rates during those years as well as increased investments in taxable rather than tax free securities.

       In addition, on March 31, 1994, the Company borrowed $23 million from two banks on a short term basis (the "Bridge Notes"). The Company replaced this loan with longer term financing pursuant to a credit agreement dated as of August 5, 1994 (the "Credit Agreement") with three banks. The Credit Agreement provides for (i) revolving credit loans up to $5,000,000 through August 5, 1997 (the "Revolving Credit Loans"), (ii) a term loan of $25,000,000, (the "Term Loan"), and (iii) an irrevocable stand-by letter of credit issued by one of the banks for the benefit of Society of Lloyd's in the amount of (pound)2,585,000 (approximately U.S. $4,014,505 at the exchange rate as of December 31, 1995) for the account of the Company (the "Letter of Credit"). The proceeds of the draw down of the Revolving Credit Loans, $3,000,000, and the Term Loan were used to repay in full all of the Company's obligations under the Bridge Notes and the obligations of a wholly owned subsidiary of the Company, to one of the banks under a demand note issued in connection with the borrowing of $3,000,000 by such subsidiary for working capital. The Revolving Credit Loans, the Term Loan and the Letter of Credit are currently collateralized by shares of common stock of the active subsidiaries of the Company other than NIC Insurance Company. The Credit Agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, and maintenance of consolidated total stockholders' equity, statutory surplus, minimum liquidity and loss reserves. In addition, the covenants prevent the Company from declaring or paying dividends during the term of the loans. See Footnote 4 to the Company's Consolidated Financial Statements.

       The majority of the investment assets are in municipal bonds rated "A" or better by Standard & Poor's or Moody's, or are in U.S. Treasury Bonds. Navigators has avoided investing in high yield bonds. Therefore, the Company has no significant exposure to credit risk since the Company's fixed maturity investments portfolio does not contain any non-investment grade bonds. Both the municipal and U.S. Treasury Bonds have an average maturity of less than eight years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity. This ensures the Company's ability to satisfy claims or expenses as they become due.

       Effective January 1, 1994, the Company adopted Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." FASB Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Under FASB Statement No. 115, investments are classified into three categories. Held-to-maturity securities are debt securities that the enterprise has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to- maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. As of December 31, 1995, all debt and equity securities held by the Company were classified as available- for-sale securities.

       Total stockholders' equity was $99.1 million at December 31, 1995, a 27.8% increase for the year. This increase is due to the Company's return to profitability following the loss in 1994 as well as increases in the value of the investment portfolio.

       As of January 31, 1996, the Company has paid approximately $107.0 million of claims related to the Northridge Earthquake, of which approximately $78.7 million is subject to indemnification by reinsurers. To date the Company has experienced no significant difficulties collecting reinsured losses.

       The Company was not in compliance with the NAIC's "Two-Year Overall Operating" ratio in 1995. The exceptional value derived from this ratio was primarily due to the underwriting losses resulting from the Northridge Earthquake. If the Two-Year Overall Operating ratio is 100% or more, the NAIC deems such results to be exceptional. During 1995, the Company's Two-Year Overall Operating ratio was 115%. The Company does not expect that this "unusual" value will have an effect on its operations.

       The Company's reinsurance has been placed with various U.S. companies rated "A" or better by A.M. Best Company, Inc., as well as with foreign insurance companies and with selected syndicates of Lloyd's of London ("Lloyd's"). Certain syndicates at Lloyd's ("Loss Syndicates") and the Lloyd's market as a whole have reported significant losses in recent years. The Company has not placed any material amounts of reinsurance with these Loss Syndicates. In addition, management of the Company believes that the Central Fund of Lloyd's and other sources of liquidity available to Lloyd's, including the reserves of Lloyd's syndicates and the personal funds of members of Lloyd's, are sufficient to satisfy any obligations of syndicates reinsuring the Company in the event that any such syndicates are unable to directly satisfy such obligations. Accordingly, management of the Company believes that the significant losses reported by Lloyd's syndicates in recent years will not have a material adverse effect on the Company's liquidity or results of operations.

       The Company believes that the cash flow generated by the operating activities of the Company's subsidiaries, including the Somerset Companies, will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.

ECONOMIC CONDITIONS

       The Company is a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company's underwriting operations. They do, however, impact the Company's investment portfolio. In 1995, interest rates declined and the Company's investment income was negatively impacted by lower yields. However, because the price of fixed maturity investments generally increase as interest rates decline, the market value of the Company's fixed maturity investments increased during this period.

       Management considers the potential impact of these economic trends in estimating Navigators' loss reserves. Management believes that the underwriting controls it maintains, plus the fact that the majority of Navigators' business is in lines of insurance which have relatively short loss payout patterns, both assist in estimating more accurately ultimate claim costs and lessen the potential adverse impact of the economy on Navigators.

ACCOUNTING PRONOUNCEMENTS ADOPTED

       Effective January 1, 1993, the Company adopted FASB Statement No. 113. FASB Statement No. 113 eliminates the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance and provides guidance in assessing transfer of insurance risk in reinsurance, including gain or loss recognition.

       In July 1993, the EITF reached consensus positions on EITF 93-6. The consensus position requires that the benefit or cost associated with additional consideration be recognized to the extent any consideration would be due to or from the reinsurer based on the contract experience to date. The amount of the asset or liability recognized must be computed as the difference between the total contract costs before and after the experience under the contract.

       The application of FASB Statement No. 113 and EITF 93-6 served to increase income before cumulative effect of change in accounting principle for the year ended December 31, 1993 by $302,000. Net income for the year ended December 31, 1993 was decreased by an amount of $597,000 reflecting the cumulative effect of the Company's adoption of EITF 93-6.

       Effective January 1, 1994, the Company adopted FASB Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." FASB Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities.

       These investments are classified into three categories as follows:

       - Held-to-Maturity Securities--Debt securities that the enterprise has the positive intent and ability to hold to maturity; reported at amortized cost.

       - Trading Securities--Debt and equity securities that are bought and held principally for the purpose of selling them in the near term; reported at fair value, with unrealized gains and losses included in earnings.

       - Available-for-Sale Securities--Debt and equity securities not classified as either held-to-maturity securities or trading securities; reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

       All debt and equity securities held by the Company are classified as Available-for-Sale Securities. The initial adoption of FASB Statement No. 115 increased the stockholder's equity by $4,609,808 on January 1, 1994.

ACCOUNTING PRONOUNCEMENTS ISSUED NOT YET ADOPTED

       In March 1995, the FASB issued Statement No. 121, "Accounting For the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of." The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The accounting requirements of Statement No. 121 are effective for the Company's 1996 financial statements. The Company does not expect the implementation of this standard to have a significant impact on its financial position or results.

       In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement encourages a fair value based method of accounting for employee stock options. The accounting and disclosure requirements of Statement No. 123 are effective for the Company's 1996 financial statements. The Company intends to continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed and will provide the required disclosures of Statement No. 123 in its 1996 consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements required in response to this section are submitted as part of Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

       None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Information concerning the directors of the Group is contained under "Election of Directors" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

       The executive officers of the Group as of March 28, 1996 are as follows:

  NAME                               AGE               TITLE
  ----                               ---               -----
  Terence N. Deeks                   56       President, Chairman of the Board of Directors
  W. Allen Barnett                   54       Senior Vice President, Chief Financial Officer,
                                              Treasurer and Secretary
  Salvatore A. Margarella            46       Controller

       TERENCE N. DEEKS is the founder of the Group, Navigators Insurance Company, NIC Insurance Company and of all the Somerset Companies. He is Chairman of the Board of Directors and President of the Company. He is a director of each of the Somerset Companies. He is also currently Chairman of Somerset Insurance Services of Texas, Inc., NMC, Somerset Insurance Services of Washington, Inc., Somerset of Georgia, Inc. and Somerset Property, Inc.

       W. ALLEN BARNETT has been Senior Vice President, Chief Financial Officer, Secretary and Treasurer of the Group since March 1987. From May 1985 to February 1987 he was an insurance industry consultant. Prior thereto, he was a financial officer of Marsh & McLennan Companies, Inc. Mr. Barnett is also currently Senior Vice President and director of Navigators Insurance Company and NIC Insurance Company, and Vice President and Assistant Secretary of each of the Somerset Companies.

       SALVATORE A. MARGARELLA has been the Controller of the Group since its inception and Vice President and Treasurer of Navigators Insurance Company since 1987 and NIC Insurance Company since 1989.

       Under the securities laws of the United States, the Company's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this Form 10-K any failure to file by these dates. All of these filing requirements were satisfied by its directors and officers and ten percent holders. In making these statements, the Company has relied on the written representations of its incumbent directors and officers and its ten percent holders and copies of the reports that they have filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

       Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information concerning the security ownership of the directors and officers of the registrant is contained under "Election of Directors" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 1996 Proxy Statement, which information is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as part of this report:

       1. FINANCIAL STATEMENTS AND SCHEDULES: The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.

       2. EXHIBITS: The exhibits listed on the accompanying Index to Exhibits on page 56 in the sequential numbering system for this report, which page immediately follows page S-8.

       The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(a)(10)(iii) of Regulation S-K.

       (b) Reports on Form 8-K. There were no reports filed on Form 8-K during the last quarter of the period covered by this Form 10-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      The Navigators Group, Inc.
                                                      (Registrant)

Dated:  March 29, 1996                                By:/s/   W. ALLEN BARNETT
                                                         ----------------------
                                                      W. Allen Barnett
                                                      Senior Vice President,
                                                      Secretary

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                            Title                                Date
              ----                            -----                                ----
/s/ TERENCE N. DEEKS               President and Chairman of the               March 29, 1996
- ---------------------------
Terence N. Deeks                   Board (Principal Executive Officer)

/s/ W. ALLEN BARNETT               Senior Vice President, Secretary            March 29, 1996
- ---------------------------
W. Allen Barnett                   (Principal Financial Officer)

/s/ SALVATORE A. MARGARELLA        Controller                                  March 29, 1996
- ---------------------------
Salvatore A. Margarella            (Principal Accounting Officer)

/s/ ROBERT M. DEMICHELE            Director                                    March 29, 1996
- ---------------------------
Robert M. DeMichele

/s/ LEANDRO S. GALBAN, JR.         Director                                    March 29, 1996
- ---------------------------
Leandro S. Galban, Jr.

/s/ JOHN F. KNIGHT                 Director                                    March 29, 1996
- ---------------------------
John F. Knight

/s/ ROBERT LEPOWSKY                Director                                    March 29, 1996
- ---------------------------
Robert Lepowsky

/s/ MARC M. TRACT                  Director                                    March 29, 1996
- ---------------------------
Marc M. Tract

/s/ MARION A. WOODBURY             Director                                    March 29, 1996
- ---------------------------
Marion A. Woodbury

/s/ ROBERT F. WRIGHT               Director                                    March 29, 1996
- ---------------------------
Robert F. Wright

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report                                                         F-2

Consolidated Balance Sheets at December 31, 1995 and 1994                            F-3

Consolidated Statements of Income for each of the years in the three-year
  period ended December 31, 1995                                                     F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three-year period ended December 31, 1995                                      F-5

Consolidated Statements of Cash Flows for each of the years in the
  three-year period ended December 31, 1995                                          F-6

Notes to Consolidated Financial Statements                                           F-7

SCHEDULES:

Schedule I                 Summary of Consolidated Investments--other than
                           investments in related parties.........................   S-1

Schedule II                Condensed Financial Information of Registrant..........   S-2

Schedule III               Supplementary Insurance Information....................   S-5

Schedule IV                Reinsurance............................................   S-6

Schedule V                 Valuation and Qualifying Accounts......................   S-7

Schedule VI                Supplementary Insurance Information Concerning
                           Property/Casualty Insurance Operations.................   S-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Navigators Group, Inc.

         We have audited the consolidated financial statements of The Navigators Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, The Navigators Group, Inc. and subsidiaries changed their method of accounting for certain investments in debt and equity securities in 1994 and reinsurance ceded in 1993.

                                                  /s/ KPMG PEAT MARWICK LLP

New York, New York
March 12, 1996,
except as to Note 16,
which is as of
March 19, 1996

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                  ---------------------------------
                                                                                      1995                 1994
                                                                                      ----                 ----
                                     ASSETS
Investments:
  Fixed maturities, available for sale, at fair value
    (amortized cost: 1995, $203,468,088; 1994, $179,313,149)                      $210,697,423         $174,579,590
  Equity securities, at fair value (cost: 1995, $5,587,344;
    1994, $4,595,463)                                                                7,861,813            5,763,444
  Short-term investments, at cost which approximates
    fair value                                                                       7,290,638           19,643,813
                                                                                  ------------         ------------
         Total non-affiliated investments                                          225,849,874          199,986,847
  Investment in affiliated company                                                   2,277,048            2,386,258
                                                                                  ------------         ------------
         Total investments                                                         228,126,922          202,373,105

Cash                                                                                 7,332,698              730,047
Premiums in course of collection                                                    17,971,529           24,608,943
Commissions receivable                                                               6,048,440            5,126,953
Accrued investment income                                                            3,349,030            2,949,340
Prepaid reinsurance premiums                                                         9,814,146           12,224,772
Reinsurance receivable on paid and unpaid loss and
  loss adjustment expenses                                                         147,356,684          199,888,216
Federal income tax recoverable                                                          --                6,406,340
Deferred federal income tax benefit                                                  8,873,030           13,413,513
Deferred policy acquisition costs                                                    2,523,180            2,910,422
Other assets                                                                         4,156,755            3,399,430
                                                                                  ------------         ------------
         Total assets                                                             $435,552,414         $474,031,081
                                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for loss and loss adjustment expenses                                  $273,854,054         $314,898,083
  Unearned premiums                                                                 26,753,920           35,721,013
  Reinsurance balances payable                                                       6,411,746           11,002,226
  Loans payable to banks                                                            19,500,000           25,500,000
  Federal income tax payable                                                         1,243,364              --
  Deferred state and local income taxes                                              1,382,881            1,221,459
  Notes payable to shareholders                                                      1,007,976            2,608,072
  Accounts payable and other liabilities                                             6,322,266            5,556,994
                                                                                  ------------         ------------
         Total liabilities                                                         336,476,207          396,507,847
                                                                                  ============         ============

Commitments and contingencies                                                           --                   --

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares,
    no shares issued                                                                    --                   --
  Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding 8,172,401 in 1995 and 8,151,401
    in 1994                                                                            817,240              815,140
  Additional paid-in capital                                                        35,321,339           34,983,877
  Net unrealized gains (losses) on securities available for sale (net of income taxes (benefits) of $3,231,293 in 1995
  and $(1,212,296) in 1994)                                                          6,272,511           (2,353,281)
  Foreign currency translation adjustment                                              110,185              105,033
  Retained earnings                                                                 56,554,932           43,972,465
                                                                                  ------------         ------------
         Total stockholders' equity                                                 99,076,207           77,523,234
                                                                                  ------------         ------------
           Total liabilities and stockholders' equity                             $435,552,414         $474,031,081
                                                                                  ============         ============

          See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                    1995           1994            1993
                                                    ----           ----            ----
Revenues:
  Net premiums earned                           $ 87,907,784   $ 90,482,619    $ 96,842,842
  Commission income                               10,658,508     10,857,147       9,888,925
  Net investment income                           14,142,842     13,034,384      11,588,202
  Net realized capital gains (losses)                290,919       (862,789)        521,046
  Other income                                       714,244        380,871         111,918
                                                ------------   ------------    ------------
         Total revenues                          113,714,297    113,892,232     118,952,933
                                                ------------   ------------    ------------

Operating expenses:
  Net losses and loss adjustment expenses
    incurred                                      61,053,384     98,275,358      66,544,087
  Commission expense                              12,227,956     17,218,799       6,193,603
  Other operating expenses                        22,534,095     22,212,279      20,824,420
  Interest expense                                 2,335,589      2,080,086         272,564
  Merger expenses                                    --           5,679,697         --
                                                ------------   ------------    -----------
         Total operating expenses                 98,151,024    145,466,219      93,834,674
                                                ------------   ------------    ------------

Operating income (loss) before income taxes       15,563,273    (31,573,987)     25,118,259
  Income tax expense (benefit):

    Current                                        2,846,957     (5,309,050)      3,637,976
    Deferred                                         133,849     (5,769,738)       (702,321)
                                                ------------   ------------    ------------
         Total income tax expense (benefit)        2,980,806    (11,078,788)      2,935,655
                                                ------------   ------------    ------------
  Income (loss) before cumulative effect of
    change in accounting principle                12,582,467    (20,495,199)     22,182,604
  Cumulative effect of change in accounting
    principle (net of income tax of $307,625
    in 1993)                                         --             --             (597,155)
                                                ------------   ------------    ------------
Net income (loss)                               $ 12,582,467   $(20,495,199)   $ 21,585,449
                                                ============   ============    ============

Per share data:
  Average common and common equivalent shares
    outstanding                                    8,219,118      8,208,794       8,345,554
  Income (loss) before cumulative change in
    accounting principle                        $       1.53   $      (2.50)   $       2.66
  Cumulative effect of change in accounting
    principle                                        --             --                 (.07)
                                                ------------   ------------    ------------
  Net income (loss)                             $       1.53   $      (2.50)   $       2.59
                                                ============   ============    ============

          See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------------
                                             1995           1994            1993
                                             ----           ----            ----
Preferred Stock
      Balance at beginning of year       $        --    $         --    $         --
      Issuance of preferred stock                 --              --              --
                                         -----------    ------------    ------------
       Balance at end of period          $        --    $         --    $         --
                                         ===========    ============    ============

Common Stock
      Balance at beginning of year       $   815,140    $    815,044    $    812,818
      Issuance of common stock                 2,100              96           2,226
                                         -----------    ------------    ------------
       Balance at end of period          $   817,240    $    815,140    $    815,044
                                         ===========    ============    ============

Additional Paid-In Capital
      Balance at beginning of year       $34,983,877    $ 33,219,001    $ 32,752,892
      Issuance of common stock               337,462           9,390         466,154
      Somerset stock
       retirement/treasury stock sold             --              --             (45)
      Capitalization of Somerset
       undistributed earnings                     --       1,755,486              --
                                         -----------    ------------    ------------
       Balance at end of period          $35,321,339    $ 34,983,877    $ 33,219,001
                                         ===========    ============    ============

Unrealized gains (losses) on
    securities available-for-sale
      Balance at beginning of year       $(2,353,281)   $    697,272    $    490,462
      Cumulative unrealized
       gains at 1/1/94 due to
       implementation of FASB 115                 --       4,609,808              --
      Change in unrealized gains
       (losses)                            8,625,792      (7,660,361)        206,810
                                         -----------    ------------    ------------
       Balance at end of period          $ 6,272,511    $ (2,353,281)   $    697,272
                                         ===========    ============    ============

Foreign Currency Translation
Adjustment
      Balance at beginning of year       $   105,033    $         --    $         --
      Change in foreign translation            5,152         105,033              --
                                         -----------    ------------    ------------
       Balance at end of period          $   110,185    $    105,033    $         --
                                         ===========    ============    ============

Retained Earnings
      Balance at beginning of year       $43,972,465    $ 82,546,149    $ 68,984,974
      Net income (loss)                   12,582,467     (20,495,199)     21,585,449
      Capitalization of Somerset
       undistributed earnings                     --      (1,755,482)             --
      Distribution to "S" Corporation
       shareholders                               --     (16,323,003)     (8,024,274)
                                         -----------    ------------    ------------
       Balance at end of period          $56,554,932    $ 43,972,465    $ 82,546,149
                                         ===========    ============    ============

Total Stockholders' Equity
    at end of period                     $99,076,207    $ 77,523,234    $117,277,466
                                         ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------
                                                      1995             1994             1993
                                                      ----             ----             ----
Operating activities:
    Net income (loss)                             $  12,582,467    $(20,495,199)   $  21,585,449
    Adjustments to reconcile net income to net
         cash provided by operating activities:
    Depreciation & amortization                         713,512         646,054          384,616
    Reinsurance receivable on paid and unpaid
         losses and loss adjustment expenses         52,531,532     (48,407,613)     (13,765,078)
    Reserve for losses and loss adjustment
         expenses                                   (41,044,029)     67,551,697       23,155,502
    Prepaid reinsurance premiums                      2,410,626      11,970,330       (7,039,917)
    Unearned premiums                                (8,967,093)    (10,985,803)      14,015,485
    Premiums in course of collection                  6,637,414       6,168,555       (3,311,334)
    Commissions receivable                             (921,487)       (357,059)        (662,041)
    Deferred policy acquisition costs                   387,242         (71,906)      (1,010,371)
    Accrued investment income                          (399,690)        (96,286)        (547,035)
    Reinsurance balances payable                     (4,590,480)      4,868,240       (2,645,826)
    Deposits with reinsurers                                            907,500         (907,500)
    Funds due reinsurers                                     --        (447,070)         443,727
    Federal income tax recoverable                    6,406,340      (6,243,834)         855,648
    Federal income tax payable                        1,243,364              --               --
    Deferred federal income taxes                        98,186      (6,090,437)      (1,060,782)
    Net realized gains on investments                  (290,919)        862,789         (521,046)
    Other                                              (178,835)      5,484,838       (3,023,790)
                                                  -------------    ------------    -------------
      Net cash provided by operating activities   $  26,618,150    $  5,264,796    $  25,945,707
                                                  -------------    ------------    -------------

 Investing activities:
    Fixed maturities available for sale
      Redemption and maturities                   $   9,512,604    $  9,406,440    $  11,104,153
      Sales                                          67,196,132      24,333,595       66,901,278
      Purchases                                    (101,294,720)    (45,540,645)    (105,054,485)
    Equity securities
         Sales                                        1,530,894       3,521,508        1,561,257
         Purchases                                   (2,229,379)     (1,236,196)      (6,455,693)
    Payable for securities purchased                    386,197          42,943       (1,736,944)
    Net sale (purchases) of short-term
      investments                                    12,353,175        (799,210)      11,408,199
    Investment in affiliate                                  --              --       (2,581,515)
    Purchase of property and equipment                 (209,868)       (895,425)        (402,183)
    Other                                                    --              --           37,022
                                                  -------------    ------------    -------------
      Net cash used in investing activities       $ (12,754,965)   $(11,166,990)   $ (25,218,911)
                                                  -------------    ------------    -------------

Financing activities:
    Proceeds from bank loans                      $   2,000,000    $ 51,000,000    $   7,270,000
    Repayment of bank loans                          (8,000,000)    (32,770,000)        (450,000)
    Proceeds from exercise of stock options             339,562           9,485          468,380
    Notes payable to shareholders, net               (1,600,096)      2,608,072               --
    Distribution to shareholders                             --     (16,323,003)      (8,024,274)
    Other                                                    --              --              (45)
                                                  -------------    ------------    -------------
      Net cash provided by financing activities   $  (7,260,534)   $  4,524,554    $    (735,939)
                                                  -------------    ------------    -------------

Increase (decrease) in cash                       $   6,602,651    $ (1,377,640)   $      (9,143)
Cash at beginning of period                             730,047       2,107,687        2,116,830
                                                  -------------    ------------    -------------
Cash at end of period                             $   7,332,698    $    730,047    $   2,107,687
                                                  =============    ============    =============

Actual federal taxes paid in the years 1995, 1994 and 1993 amounted to $1,000,000, $0 and $1,900,000, respectively. State and local taxes paid in the years 1995, 1994 and 1993 amounted to $894,204, $1,432,000 and $681,000, respectively. Interest paid during 1995, 1994 and 1993 amounted to $1,889,087, $2,105,919, and $379,834, respectively.

          See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements, which include the accounts of The Navigators Group, Inc. (the "Group" or the "Company") and its subsidiaries, are prepared on the basis of generally accepted accounting principles. All significant intercompany transactions and balances are eliminated.

         On June 30, 1994, the stockholders of the Group approved eight substantially identical agreements of merger providing for the acquisition by the Group of eight affiliated underwriting agencies, Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Property, Inc., Somerset Re Management, Inc. and Navigators Management Corporation (collectively known as the "Somerset Companies").

         The Group issued 2,875,000 shares of its common stock for all the outstanding common stock of the Somerset Companies. The mergers were accounted for under a method of accounting similar to "pooling of interests." Prior to the mergers, the consolidated financial statements of the Group and subsidiaries included the accounts of Navigators Insurance Company and NIC Insurance Company (collectively known as the "Insurance Companies"). As of the date of the mergers and for all prior periods presented, the consolidated financial statements of the Group and subsidiaries include the accounts of the Insurance Companies and the Somerset Companies.

         The Company is now a Holding Company which owns the Insurance Companies and the Somerset Companies. The Somerset Companies specialize in underwriting marine, aviation and property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. The Insurance Companies derive substantially all of their business from direct participation in, or by reinsuring certain members of, insurance pools managed by the Somerset Companies. In addition to the Insurance Companies' participation in the insurance pools, nine other non-affiliated insurance companies participate, for which commission income is earned as reflected in the consolidated income statement. Commission expense as reflected in the consolidated income statements represents the Insurance Companies' portion of acquisition costs incurred by the Somerset Companies from non-affiliated brokers and agents.

INVESTMENTS

         Effective January 1, 1994, the Company adopted Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities." FASB Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Under FASB Statement No. 115, investments are classified into three categories. Held-to-maturity securities are debt securities that the enterprise has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of December 31, 1995, and December 31, 1994, all debt and equity securities held by the Company are classified as available-for-sale securities.

         Short-term investments are carried at cost which approximates fair value.

         Realized gains and losses on sales of investments are determined on the basis of the specific identification method. When a decline in fair value of investments is considered to be "other than temporary," the investments are written down to net

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

realizable value. The write down is considered a realized loss in the statement of income.

PREMIUM REVENUES

         Insurance and reinsurance premiums are recognized as income by the Insurance Companies during the terms of the related policies based on reports received from the Somerset Companies and ceding reinsurers. Unearned premium reserves are established to cover the unexpired portion of premiums written.

COMMISSION INCOME

         Commission income, based on estimated gross premiums earned from non affiliated insurers, is recognized over the terms of the related policies. Contingent commission income, based on estimated net underwriting results from non affiliated insurers, is recognized when ascertained and is included within commission income in the accompanying consolidated financial statements. Changes in prior estimates of commission income and contingent commission income are recorded when such changes become known.

DEFERRED POLICY ACQUISITION COSTS

         Costs of acquiring business which vary with and are directly related to the production of business are deferred and amortized ratably over the period that the related premiums are recognized as earned. Such costs primarily include commission expense, certain management fees and premium taxes. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses based on historical and current experience and anticipated investment income.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         Unpaid losses and loss adjustment expenses are determined on an individual basis for reported claims from insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Management believes that the unpaid losses and loss adjustment expenses are adequate to cover the ultimate unpaid claims incurred; however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not exceed such amounts.

NET INCOME PER SHARE

         Net income per share is based on the weighted average number of shares of common stock outstanding, and, if dilutive, shares issuable under stock option plans.

REINSURANCE CEDED

         With respect to reinsurance ceded which transfers risk, premiums, commissions and recoveries on losses incurred are reflected as reductions of the respective income and expense accounts. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

         Beginning in 1993, reinsurance contracts that do not transfer risk, under the provisions set forth by FASB Statement No. 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," are accounted for as deposits in the balance sheet, and therefore are not included in the Company's income statement.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Also beginning in 1993, benefits or costs associated with additional consideration under certain multiple year retrospectively rated reinsurance contracts are recognized to the extent any consideration would be due to or from the reinsurer based on the contract experience to date.

FEDERAL INCOME TAXES

         The Company files a consolidated Federal tax return, which includes the taxable income of its subsidiaries. For 1993 and 1994, taxable income excluded the Somerset Companies taxable income from the beginning of the period, January 1, 1993, to the date of the consummation of the mergers, June 30, 1994 (see Footnote 7). The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUES OF FINANCIAL INSTRUMENTS

         Fair values for fixed maturity securities are based on independent pricing services. The fair values for equity securities are based on quoted market prices. Fair values of short-term investments are carried at cost, which approximates fair value. The fair value of the loans payable to banks approximates carrying value since the interest rate charged is computed using market rates.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ACCOUNTING PRONOUNCEMENTS ADOPTED

         Effective January 1, 1994, the Company adopted Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities." FASB Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. The initial adoption of FASB Statement No. 115 increased stockholders' equity by $4,609,808 on January 1, 1994.

         Effective January 1, 1993, the Company adopted FASB Statement No. 113. FASB Statement No. 113 eliminates the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. FASB Statement No. 113 also provides guidance in assessing transfer of insurance risk in reinsurance, including gain and loss recognition.

         In July 1993, the Emerging Issues Task Force ("EITF") reached consensus positions on EITF Issue No. 93-6, "Accounting for Multiple-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises" ("EITF 93-6"). The consensus position requires that the benefit or cost associated with additional consideration be recognized to the extent any consideration would be due to or from the reinsurer based on the contract experience to date. The amount of the asset or liability recognized must be computed as the difference between the total contract costs before and after the experience under the contract.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The application of FASB Statement No. 113 and EITF 93-6 served to increase income before cumulative effect of change in accounting principle for the year ended December 31, 1993 by $302,000. Net income for the year ended December 31, 1993 was decreased by an amount of $597,000 reflecting the cumulative effect of the Company's adoption of EITF 93-6.

NOTE 2--INVESTMENTS

         The Company's invested assets at December 31, 1995 and 1994 were as follows:

                                     AMORTIZED    UNREALIZED   UNREALIZED       FAIR
DECEMBER 31, 1995                   COST OR COST     GAIN         LOSS         VALUE
- -----------------                   ------------     ----         ----         -----
Fixed maturities:
      U.S. government, government
       agencies and authorities     $ 34,337,512  $  954,051  $  (155,709)  $ 35,135,854
      States, municipalities and
       political subdivisions        167,980,435   6,427,308      (88,074)   174,319,669
      All other corporate bonds        1,150,141      91,759           --      1,241,900
                                    ------------  ----------  -----------   ------------
       Total fixed maturities       $203,468,088  $7,473,118  $  (243,783)  $210,697,423
                                    ------------  ----------  -----------   ------------
Equity securities:
      Common stocks                 $  5,587,344  $2,383,371  $  (108,902)  $  7,861,813
                                    ------------  ----------  -----------   ------------
Short-term investments              $  7,290,638  $       --  $        --   $  7,290,638
                                    ------------  ----------  -----------   ------------
       Total non-affiliated
       investments                  $216,346,070  $9,856,489  $  (352,685)  $225,849,874
                                    ============  ==========  ===========   ============

                                      AMORTIZED   UNREALIZED   UNREALIZED       FAIR
DECEMBER 31, 1994                   COST OR COST     GAIN         LOSS         VALUE
- -----------------                   ------------     ----         ----         -----
Fixed maturities:
      U.S. government, government
       agencies and authorities     $ 30,645,066  $  128,112  $(1,412,752)  $ 29,360,426
      States, municipalities and
       political subdivisions        135,382,899   1,000,142   (4,368,084)   132,014,957
      All other corporate bonds        3,316,047          --      (80,977)     3,235,070
      Redeemable preferred stock       9,969,137          --           --      9,969,137
                                    ------------  ----------  -----------   ------------
       Total fixed maturities       $179,313,149  $1,128,254  $(5,861,813)  $174,579,590
                                    ------------  ----------  -----------   ------------
Equity securities:
      Common stocks                 $  4,595,463  $1,351,603  $  (183,622)  $  5,763,444
                                    ------------  ----------  -----------   ------------
Short-term investments              $ 19,643,813  $       --  $        --   $ 19,643,813
                                    ------------  ----------  -----------   ------------
       Total non-affiliated
       investments                  $203,552,425  $2,479,857  $(6,045,435)  $199,986,847
                                    ============  ==========  ===========   ============

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The table set forth below indicates the composition of the Group's fixed maturities and short-term investments by year of maturity as of December 31, 1995:

         PERIOD FROM      CARRYING (FAIR)    PERCENT                      PERCENT
      DECEMBER 31, 1995        VALUE           OF       AMORTIZED COST      OF
         TO MATURITY       (IN THOUSANDS)   PORTFOLIO   (IN THOUSANDS)   PORTFOLIO
         -----------       --------------   ---------   --------------   ---------
One year or less              $ 16,697          7%          $ 16,521         7%
One year to five years          38,480          18            37,055         18
Five years to ten years         95,447          44            91,953         44
More than ten years             41,690          19            40,002         19
Asset backed securities          4,250           2             3,987          2
Mortgage backed                 21,424          10            21,241         10
securities
                              --------         ---          --------        ---
        Total                 $217,988         100%         $210,759        100%
                              ========         ===          ========        ===

         Net investment income of the Company was derived from the following sources:

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                              1995                   1994                        1993
                              ----                   ----                        ----
Fixed maturities           $12,011,656            $11,271,357                 $10,102,234
Equity securities              224,279                194,179                     829,697
Short-term investments       2,567,400              2,072,858                   1,298,380
                           -----------            -----------                 -----------
                            14,803,335             13,538,394                  12,230,311
  Investment expenses         (660,493)              (504,010)                   (642,109)
                           -----------            -----------                 -----------
Net investment income      $14,142,842            $13,034,384                 $11,588,202
                           ===========            ===========                 ===========

         The table set forth below indicates the gross realized gains and losses on sales and writedowns of fixed maturities and equity securities:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                    1995                      1994                          1993
                                    ----                      ----                          ----
Fixed maturities:
   Gross gains                    $ 966,072               $   356,455                     $ 993,316
   Gross losses                    (968,549)               (1,262,015)                     (430,212)
Equity securities:
   Gross gains                      293,396                   234,854                       173,981
   Gross losses                          --                  (192,083)                     (216,039)
                                  ---------               -----------                     ---------
Net realized gains (losses)       $ 290,919               $  (862,789)                    $ 521,046
                                  =========               ===========                     =========

         During 1994 realized losses of $926,000 were recognized on securities in which the decline in fair value was other than temporary. There were no such declines in 1995 or 1993.

         At December 31, 1995 and 1994, fixed maturities with a face value of $5,230,000 were on deposit with the various State Insurance Departments.

         Also, at December 31, 1995 and 1994, fixed maturities with a face value of approximately $841,000 and $3,571,000 were pledged as security under a reinsurance treaty.

         At December 31, 1995, the Company did not have a material concentration of financial instruments in a single investee.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3--NORTHRIDGE EARTHQUAKE

         On January 17, 1994, an earthquake (the "Northridge Earthquake") occurred in the vicinity of the Northridge area of Los Angeles, California. The Company's pre-tax loss (including direct property losses of $35,388,000, reinsurance reinstatement premiums of $1,925,000 and reinsurance account losses of $1,952,000, but net of reinsurance) in 1994 from the Northridge Earthquake totalled $39,265,000. During 1995, the Company incurred an additional $10,721,000 pre-tax charges including a $4,500,000 net general reserve established at the end of the third quarter of 1995. The estimated total gross loss on direct property claims is $143,701,000 at December 31, 1995. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

NOTE 4--NOTES PAYABLE AND LOANS

         On February 10, 1994, a bank loan of $2,270,000 outstanding at December 31, 1993, the proceeds of which were used to purchase a portion of the Company's investment in Navigators Underwriters plc (see Note 5), was fully repaid. In 1992, the Somerset Companies entered into an unsecured line of credit agreement with a major bank, which provided for borrowings up to $5,000,000. The interest rate was the prime rate. Borrowings on the line of credit were due on demand. During 1994, the $5,000,000 outstanding under the line of credit was fully repaid from the proceeds of the revolving credit loans (see below) and operating cash.

         In conjunction with the mergers, the Somerset Companies distributed $5,280,263 in the form of notes payable to the then existing shareholders of the Somerset Companies. These notes represent certain pre-merger income to such shareholders and were interest free through December 31, 1994. The Group paid $2,672,193 and $1,666,035 of these notes on December 30, 1994 and 1995, respectively. The remainder, $942,035, is due to the holders on demand.

         On March 31, 1994, the Company entered into demand loans of an aggregate of $23,000,000 principal amount (the "Bridge Notes") with two banks.

         On August 5, 1994, the Company entered into a Credit Agreement (the "Credit Agreement") with three banks. The Credit Agreement provides for (i) revolving credit loans up to $5,000,000 through August 5, 1997 (the "Revolving Credit Loans"), (ii) a term loan of $25,000,000, the principal of which is payable in quarterly installments of $1,250,000 for the first eight quarters and $3,750,000 for the last four quarters, with the last installment due on June 30, 1997 (the "Term Loan"), and (iii) an irrevocable stand-by letter of credit issued by one of the banks for the benefit of Society of Lloyd's in the amount of (pound)2,585,000 (approximately U.S. $4,014,505 at the exchange rate as of December 31, 1995) for the account of the Company (the "Letter of Credit"). The proceeds of the draw down of the Revolving Credit Loans, $3,000,000, and the Term Loan were used to repay in full all of the Company's obligations under the Bridge Notes and the obligations of Somerset Insurance Services of Texas, Inc. ("Somerset of Texas"), a wholly owned subsidiary of the Company, to one of the banks under a demand note issued in connection with the borrowing of $3,000,000 by Somerset of Texas for working capital. The Revolving Credit Loans bear interest at the prime rate of one of the banks plus .25%. The Term Loan bears interest, at the election of the Company, at either the prime rate of one of the banks plus .25% or at LIBOR plus 2.25%. At December 31, 1994, the interest rate for both the Revolving Credit Loans and the Term Loan was 8%. At December 31, 1995, the interest rate for the Term Loan at LIBOR plus 2.25% was 7.9% and for the Revolving Credit Loans at prime rate plus .25% was 8.5%. Any amounts drawn under the Letter of Credit and not repaid initially bear interest at the prime rate plus .25% of one of the banks. The Revolving Credit Loans, the Term Loan and the Letter of Credit are currently collateralized by shares of common stock of the active subsidiaries of the Company other than NIC Insurance Company. The

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Credit Agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, and maintenance of consolidated total stockholders' equity, statutory surplus, minimum liquidity and loss reserves. In addition, the covenants prevent the Company from declaring or paying dividends during the term of the loans. The term loan's principal was paid down from $25,000,000 to $22,500,000 at December 31, 1994 and to $17,500,000 at December 31, 1995. The
revolving credit loans were reduced from $3,000,000 at December 31, 1994 to $2,000,000 at December 31, 1995.

NOTE 5--INVESTMENT IN AFFILIATE

         The investment in affiliate represents the Group's 21% ownership interest in Navigators Underwriters plc, which includes a loan of $2,329,500 and equity loss of $52,452 at December 31, 1995. Navigators Underwriters plc, a U.K. corporation, owns 100% of Navigators Corporate Underwriters Limited, a U.K. corporation, which has been admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The investment is carried under the equity method of accounting. In addition, the Company maintains an irrevocable stand-by letter of credit (see Note 4) in an amount of (pound)2,585,000 (approximately U.S. $4,014,505 at the exchange rate as of December 31, 1995) to collateralize the investment in accordance with Lloyd's of London requirements.

NOTE 6--FIDUCIARY FUNDS

         The Somerset Companies maintain separate fiduciary accounts which record all the underlying insurance transactions of the insurance pools which they manage. These transactions primarily include collecting premiums from the insured, collecting paid recoverables from reinsurers, paying claims as losses become payable, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies. Unremitted amounts to members of the insurance pools are held in a fiduciary capacity and interest income earned on such funds inure to the benefit of the Somerset Companies.

         A summary of the fiduciary accounts as of December 31, 1995 and 1994 is as follows:

                                                            December 31,
                                                            ------------
                                                         1995           1994
                                                         ----           ----
Cash and short-term investments                     $ 29,967,000   $ 26,192,000
Premiums receivable                                   92,774,000    141,664,000
Reinsurance balances                                   9,885,000     25,051,000
                                                    ------------   ------------
         Total assets                               $132,626,000   $192,907,000
                                                    ============   ============
Due to insurance companies                           132,626,000    192,907,000
                                                    ------------   ------------
         Total liabilities                          $132,626,000   $192,907,000
                                                    ============   ============

         The fiduciary accounts above were not included in the accompanying consolidated balance sheets.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--FEDERAL INCOME TAXES

         The components of current and deferred income tax expense (benefit) are as follows:

                                    Year Ended December 31,
                            ----------------------------------------
                               1995           1994           1993
                               ----           ----           ----
Current:
  Federal                   $2,293,504    $(6,379,379)    $2,889,121
  State and Local              553,453      1,070,329        748,855
                            ----------    -----------     ----------
         Total              $2,846,957    $(5,309,050)    $3,637,976
                            ==========    ===========      =========
Deferred:
  Federal                   $   96,893    $(6,090,662)    $ (753,157)
  State and Local               36,956        320,924         50,836
                            ----------    -----------     ----------
         Total              $  133,849    $(5,769,738)    $ (702,321)
                            ==========    ===========     ==========

         A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income is as follows:

                                                     YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------
                                  1995                     1994                     1993
                                  ----                     ----                     ----
Computed expected tax
  expense (benefit)            $ 5,447,146     35%    $(11,050,895)    (35)%    $ 8,791,391     35%
Tax exempt interest             (2,694,475)   (17)      (2,385,517)     (8)      (2,224,310)    (9)
Dividends received
  deduction                        (48,686)    --         (188,248)     (1)        (167,846)    --
State & local income taxes         389,670      2          800,293       3          799,691      3
Net increase in
  consolidated pre-tax
  income attributable to
  the inclusion of the
  Somerset Companies'
  income not subject to
  federal taxation                      --     --       (1,486,073)     (5)      (4,012,088)   (16)
Change in Somerset
  Companies' tax
  status from
  S Corporations to
  C Corporations                        --     --        1,279,445       4               --     --
Merger expenses                         --     --          809,497       3               --     --
Valuation allowance                     --     --          775,000       3               --     --
Other                             (112,849)    (1)         367,710       1         (251,183)    (1)
                               -----------    ---     ------------     ---      -----------    ---
                               $ 2,980,806     19%    $(11,078,788)    (35)%    $ 2,935,655     12%
                               ===========    ===     ============     ===      ===========    ===

         The mergers between the Group and the Somerset Companies were consummated on June 30, 1994. A business combination between an S Corporation and a tax-paying corporation automatically terminates the S Corporation election. The Somerset Companies prior to the mergers were S Corporations and as a result of the mergers their tax status changed to C Corporations. Accordingly, a charge to earnings of $1,279,445 was recorded at June 30, 1994 to reflect taxes on income previously earned but not yet

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

taxed. Therefore, as of July 1, 1994 and thereafter, taxable income of the Group includes all consolidated subsidiaries.

         The tax effects of temporary differences that give rise to Federal deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are as follows:

                                                    1995               1994
                                                    ----               ----
Deferred tax assets:
    Loss reserve discount                        $ 7,191,340       $ 7,141,020
    Unearned premium reserves                      1,151,905         1,603,437
    Unrealized loss on investments                        --         1,212,269
    Writedown of securities in which
       decline in value is other than
       temporary                                          --           314,926
    Net operating loss carryforward                3,022,374         4,863,960
    Alternative minimum tax carryforward           3,069,083           775,579
    Deferred state and local income taxes            429,847           423,616
    Allowance for uncollectible reinsurance          272,000           272,000
    Deferred Compensation                            225,524                --
    Leasehold Amortization                           101,174                --
    Other                                                 --            45,023
                                                 -----------       -----------
Total gross deferred tax assets                  $15,463,247       $16,651,830
Less valuation allowance                            (775,000)         (775,000)
                                                 -----------       -----------
Net deferred tax assets                           14,688,247       $15,876,830
Deferred tax liabilities:
    Deferred acquisition costs                      (857,881)         (989,434)
    Deferred taxes on unrealized gain             (3,231,293)               --
    Contingent commission receivable              (1,509,418)       (1,120,463)
    Commission income                               (216,625)         (324,938)
    Other                                                 --           (28,482)
                                                 -----------       -----------
Total deferred tax liabilities                    (5,815,217)       (2,463,317)
                                                 -----------       -----------
Net deferred tax asset                           $ 8,873,030       $13,413,513
                                                 ===========       ===========

         The net operating loss carryforward will expire, if not used, in 2009. A valuation allowance is required for deferred income tax benefits where it is more likely than not that some portion of the deferred income tax benefits will not be realized. The valuation allowance in the amount of $775,000 is due to the uncertainty associated with the realization of the gross deferred tax asset. Management believes, based on the Company's historical record of generating taxable income and its expectations of future taxable income, the net deferred tax asset is realizable; however, change in the valuation allowance in the near term may be recorded if estimates of future taxable income are changed.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--RESERVES FOR LOSS AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes the activity in the Insurance Companies' reserve for loss and loss adjustment expenses during the three most recent fiscal years:

                                                         Year Ended December 31,
                                           -------------------------------------------------
                                              1995                1994                1993
                                              ----                ----                ----
                                                             (in thousands)
Net reserves for losses and LAE
at beginning of year                       $ 135,377           $ 103,176           $  89,361
Provision for losses and LAE for
claims occurring in the current
year                                          54,030              97,145              61,120
Increase in estimated losses and
LAE for claims occurring in
prior years                                    7,023               1,130               5,424
                                           ---------           ---------           ---------
Incurred losses and LAE                       61,053              98,275              66,544
                                           ---------           ---------           ---------
Losses and LAE payments for
claims occurring during:
Current year                                 (10,482)            (33,374)            (14,731)
Prior years                                  (47,187)            (32,700)            (37,998)
                                           ---------           ---------           ---------
Losses and LAE payments                    $ (57,669)            (66,074)            (52,729)
                                           ---------           ---------           ---------
Net reserves for losses and LAE
at end of year                             $ 138,761           $ 135,377           $ 103,176
Reinsurance receivables on unpaid
losses and LAE                               135,093             179,521             144,170
                                           ---------           ---------           ---------
Gross reserves for losses and LAE
at end of year                             $ 273,854           $ 314,898           $ 247,346
                                           =========           =========           =========

         The development of prior year incurred losses during 1995 is primarily attributable to the loss development from Northridge Earthquake. Increase in estimated losses and LAE for claims occurring in prior years for 1994 and 1993 is due primarily to the allocation of losses to the appropriate calendar years without regard to any additional premium relating to such calendar years which were reported to and recorded by the Insurance Companies in subsequent periods.

         During 1995, 1994 and 1993, the Insurance Companies paid a net amount of $117,000, $83,000 and $177,000, respectively for environmental pollution and asbestos related claims. As of December 31, 1995 and 1994, the Insurance Companies carried a net case reserve of $876,000 and $657,000, respectively, for the potential exposure of the Insurance Companies to such claims. As of December 31, 1995, there were 1,594 open claims with environmental pollution and asbestos exposure. Management believes that its reserves for such claims are adequate, because the Insurance Companies participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to the significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

NOTE 9--BUSINESS TRANSACTIONS WITH AFFILIATES

         The Group receives investment management services from Lexington Management Company ("Lexington"). Lexington provides investment advisory services to Navigators for an annual fee of 20 basis points on the first $50 million of invested assets, and

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10 basis points on any excess up to $100 million. The Investment Agreement may be terminated by either party upon 30 days written notice. Investment advisory expense reflected in the accompanying consolidated statements of operations were $158,282, $152,324 and $145,399 for the years ended December 31, 1995, 1994 and
1993, respectively.

NOTE 10--REINSURANCE

         In the ordinary course of business, the Insurance Companies reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting their maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus.

         The following table summarizes premiums earned:

                                              YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------
                               1995                   1994                     1993
                               ----                   ----                     ----
          Direct           $ 93,497,238           $ 126,006,187           $ 129,069,957
          Assumed            64,376,261              74,461,310              70,570,900
          Ceded             (69,965,715)           (109,984,878)           (102,798,015)
                           ------------           -------------           -------------
             Net           $ 87,907,784           $  90,482,619           $  96,842,842
                           ============           =============           =============

         The following table summarizes premiums written:

                                               YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------
                                1995                   1994                     1993
                                ----                   ----                     ----
          Direct           $ 87,542,455           $ 113,729,150           $ 142,533,725
          Assumed            61,364,751              75,822,542              71,122,627
          Ceded             (67,639,613)            (98,000,822)           (109,837,932)
                           ------------           -------------           -------------
           Net             $ 81,267,593           $  91,550,870           $ 103,818,420
                           ============           =============           =============

         Ceded losses and loss adjustment expenses incurred were $43,551,046, $158,225,000 and $99,412,237 in 1995, 1994, and 1993, respectively.

         A contingent liability exists with respect to reinsurance ceded, since the Insurance Companies would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements with the Insurance Companies.

         At December 31, 1995 reinsurance receivables from seven reinsurers approximated $68 million or 46% of reinsurance receivables of which $10 million is collateralized. The seven reinsurers in which the receivables are recorded are as follows: Underwriters at Lloyds, $21,365,000; Reinsurance Corporation of New York, $14,190,000; SCOR Reinsurance Company, $14,126,000; Frankona Ruckversicherungs A.G., $6,310,000; Chiyoda Fire and Marine Insurance, $4,658,000; Reliance Insurance Company, $3,895,000; and Shelter Mutual Insurance Company, $3,604,000.

         The Company's reinsurance security committee continually monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. To the extent that it is determined that the ultimate amount collectible is less than the amount recorded on a receivable, a reserve is established. At December 31, 1995 and 1994, an allowance for uncollectible reinsurance of $800,000 is recorded.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11--FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1995 and 1994.

                                            1995                                        1994
                                            ----                                        ----
                                CARRYING               FAIR                 CARRYING               FAIR
                                 AMOUNT                VALUE                 AMOUNT                VALUE

Financial assets:
     Non-affiliated
         investments          $225,849,874          $225,849,874          $199,986,847          $199,986,847
     Commissions              $  6,048,440          $  5,750,450          $  5,126,953          $  4,843,785
         receivable
Financial
liabilities:
Loans payable to              $ 19,500,000          $ 19,500,000          $ 25,500,000          $ 25,500,000
banks

     The carrying amounts shown in the table are included in the statement of financial position under the indicated captions.

     The carrying amounts of cash and premium receivables approximate fair value because of the short maturity of those instruments. The fair values of debt securities and equity investments are based on quoted market prices at the reporting date for those or similar investments.

     Included within commissions receivable is contingent commissions receivable which is billed by the Somerset Companies to participants of the insurance pools two calendar years subsequent to a given underwriting year and, as a result, fair value is less than carrying value. Fair value of contingent commissions receivable is estimated based on the present value of anticipated cash flows based on interest rates of debt instruments with similar maturities.

     The fair value of the Company's loans payable to banks approximates carrying value since the interest rate charged is computed using market rates.

NOTE 12--STOCK OPTION PLANS

     The Company has an Incentive Stock Option Plan and a Non Qualified Stock Option Plan which allow for the grant to key employees of the Group, its subsidiaries and affiliates, of options to purchase an aggregate of 900,000 shares of common stock. Under the Non Qualified Stock Option Plan, stock appreciation rights may also be granted.

     All options are granted at exercise prices which approximate the fair market value of the common stock on the date of the grant. No amounts are charged to expense upon the granting of options under the plans.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Common stock options outstanding at December 31, consisted of the following:

                                           1995                              1994                                1993
                                           ----                              ----                                ----
                                                   AVERAGE                           AVERAGE                             AVERAGE
                                 NO. OF           EXERCISE          NO. OF           EXERCISE          NO. OF           EXERCISE
                                 SHARES            PRICE            SHARES            PRICE            SHARES             PRICE
Options outstanding at
  beginning of year              703,625           $21.13           593,125           $22.51           503,325           $19.45
                                --------           ------          --------           ------          --------           ------
Granted                          222,300            14.75           120,000            14.00           125,000            34.00
Exercised                        (21,000)           16.17            (1,000)           10.00           (22,263)           15.04
Cancelled                       (121,125)           26.16            (8,500)           18.00           (12,937)           27.18
                                --------           ------          --------           ------          --------           ------
Options outstanding at
  end of year                    783,800           $18.68           703,625           $21.13           593,125           $22.51
                                ========           ======          ========           ======          ========           ======
No. of shares
  exercisable                    391,400           $19.01           386,975           $18.73           303,000           $16.55
                                ========           ======          ========           ======          ========           ======


     On December 29, 1995, the Company granted 89,200 stock appreciation rights at $17, the fair market value of the common stock on the date of the grant. No amount was charged to expense in 1995.

NOTE 13--EMPLOYEE BENEFITS

     The Somerset Companies sponsor a defined contribution plan covering substantially all employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500), with a maximum contribution of $22,500 in 1995 and 1994 and $30,000 in 1993 per employee. Employees are fully vested at 6 years of service. Plan expense, included within operating expenses, amounted to $990,566, $1,080,960 and $1,037,236 in 1995, 1994 and
1993, respectively.

NOTE 14--MERGER EXPENSES

     At December 31, 1993, the Company had paid $3,380,442 in expenses related to the mergers (see Note 1). These payments, which were comprised primarily of special bonuses to employees and professional fees, were the expenses of the combined enterprise, and therefore, were deferred as of December 31, 1993. The expenses, along with additional charges of $2,299,255 during 1994, were charged to earnings upon consummation of the mergers during the second quarter of 1994.

NOTE 15--DIVIDENDS FROM SUBSIDIARIES AND STATUTORY FINANCIAL INFORMATION

     The Insurance Companies may pay dividends to the Group out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York Insurance Law. The maximum amount available for the payment of dividends by the Insurance Companies during 1996 without prior regulatory approval is approximately $8,553,452. In 1995, 1994 and 1993 the Insurance Companies paid dividends of $0, $5,300,000 and $2,512,000 respectively, to the Group.

     Combined net income and policyholders' surplus of the Insurance Companies determined in accordance with statutory accounting practices and as filed with insurance regulatory authorities are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 -----------------------
                                   1995                   1994                  1993
                                   ----                   ----                  ----
Net income (loss)               $ 8,523,962          $(26,799,263)          $11,319,339
Policyholders' surplus          $85,534,521          $ 73,697,863           $82,226,567

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Insurance Companies, domiciled in New York State, prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the New York State Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Insurance Companies' statutory accounting practices are prescribed.

NOTE 16--COMMITMENTS AND CONTINGENCIES

     In November 1988, the voters of the State of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the Commissioner to settle its rollback liability under Proposition 103. The Company expects to be able to recover some portion of this settlement from reinsurers. As a result of these recoveries and existing reserves, management does not believe this settlement will have a material adverse effect to the Company. In addition, the Company is a defendant in various legal actions arising from the normal course of its business. Management does not believe that the outcome of these actions will result in a material adverse effect on the Company.

NOTE 17--LEASES

     Future minimum annual rental commitments at December 31, 1995, under various noncancellable operating leases for the Company's office facilities, which expire at various dates through May 2000, are as follows:

         YEAR ENDED DECEMBER 31,
         -----------------------
            1996                                                   1,395,000
            1997                                                     947,000
            1998                                                     797,000
            1999                                                     786,394
            2000                                                     315,606
                                                                  ----------
                 Total                                            $4,241,000
                                                                  ==========


     The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 1995, 1994, and 1993 was $1,437,446, $1,592,743 and $1,337,676, respectively.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           THREE MONTH PERIOD ENDED
                                                           ------------------------
                                   MARCH 31,              JUNE 30,               SEPT. 30,               DEC. 31,
                                     1995                   1995                   1995                    1995
Net Premiums earned              $ 17,718,090           $ 20,933,858           $ 24,908,174           $ 24,347,662
Commission income                   2,594,170              2,879,776              2,588,599              2,595,963
Net investment income               3,412,370              3,441,732              3,508,621              3,780,119
Net realized gains                    (62,147)               376,517               (283,795)               260,344
Other income                          217,123                272,641                248,907                (24,427)
                                 ------------           ------------           ------------           ------------
     Total revenues                23,879,606             27,904,524             30,970,506             30,959,661
Total operating
     expenses                      21,627,019             24,042,501             27,025,934             25,455,570
Income tax expense
     (benefit)                       (226,859)              (856,399)              (864,824)            (1,032,724)
                                 ------------           ------------           ------------           ------------
Net income                       $  2,025,728           $  3,005,624           $  3,079,748           $  4,471,367
                                 ============           ============           ============           ============
Per share data:
Average common and
     common equivalent
     shares outstanding          $  8,205,946           $  8,176,309           $  8,202,123           $  8,292,219
                                 ------------           ------------           ------------           ------------
Net income (loss) per
     share                       $       0.25           $       0.37           $       0.38           $       0.54
                                 ============           ============           ============           ============




                                                           THREE MONTH PERIOD ENDED
                                                           ------------------------
                                 MARCH 31,              JUNE 30,               SEPT. 30,              DEC. 31,
                                   1994                   1994                    1994                  1994
                                   ----                   ----                    ----                  ----
Net premiums earned            $ 24,024,484           $ 22,440,458           $ 17,795,064           $ 26,222,613
Commission income                 2,640,717              2,861,573              2,582,822              2,772,035
Net investment income             3,045,425              3,327,237              3,261,044              3,400,678
Net realized gains                  241,829                 14,427                (82,785)            (1,036,260)
Other income                         32,975                 18,973                365,649                (36,726)
                               ------------           ------------           ------------           ------------
  Total revenues                 29,985,430             28,662,668             23,921,794             31,322,340
Total operating
  expenses                       55,598,658             32,131,619             26,167,872             31,568,070
Income tax expense
  (benefit)                     (13,677,176)             1,242,961              2,012,521               (657,094)
                               ------------           ------------           ------------           ------------
Net income (loss)              ($11,936,052)          ($ 4,711,912)          ($ 4,258,599)          $    411,364
                               ============           ============           ============           ============
Per share data:
Average common and
  common equivalent
  shares outstanding              8,233,140              8,208,929              8,196,919              8,196,265
                               ------------           ------------           ------------           ------------
Net income (loss) per
share                          ($      1.45)          ($      0.58)          ($      0.52)          $       0.05
                               ============           ============           ============           ============

                                                                      SCHEDULE I

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
           SUMMARY OF CONSOLIDATED INVESTMENTS--OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                December 31, 1995

                                                                                  AMOUNT AT WHICH
                                                                                   SHOWN IN THE
                                         COST OR                                   CONSOLIDATED
TYPE OF INVESTMENT                    AMORTIZED COST         FAIR VALUE            BALANCE SHEET

Fixed maturities:
  Bonds:
    United States Government
    and government agencies
    and authorities                    $ 34,337,512          $ 35,135,854          $ 35,135,854

    States, municipalities
    and political
    subdivisions                        167,980,435           174,319,669           174,319,669

    All other corporate bonds             1,150,141             1,241,900             1,241,900
                                       ------------          ------------          ------------

    Total fixed maturities             203,468,088           210,697,423           210,697,423
                                       ------------          ------------          ------------

Equity securities:
  Common stocks:
    Industrial, miscellaneous
    and all other                         5,587,344             7,861,813             7,861,813
                                       ------------          ------------          ------------

Short-term investments                    7,290,638             7,290,638             7,290,638
                                       ------------          ------------          ------------

     Total investments                 $216,346,070          $225,849,874          $225,849,874
                                       ============          ============          ============

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           THE NAVIGATORS GROUP, INC.

                                 BALANCE SHEETS
                                (Parent Company)

                                                                    DECEMBER 31,
                                                                    ------------
A S S E T S                                                  1995                   1994
                                                             ----                   ----

Cash                                                     $  1,438,257          $      75,738
Investment in wholly owned subsidiaries, at
   equity                                                 114,818,292             93,296,102
Investment in affiliate, at equity                          2,277,048              2,386,258
Short-term investments                                           --                1,631,090
Other                                                       2,131,967              6,307,546
                                                         ------------          -------------
     Total Assets                                        $120,665,564          $ 103,696,734
                                                         ============          =============

L I A B I L I T I E S
Bank loan payable                                          19,500,000          $  25,500,000
Accounts payable and other liabilities                   $  2,089,357                673,500
                                                         ------------          -------------
     Total liabilities                                   $ 21,589,357          $  26,173,500
                                                         ------------          -------------

Commitments and contingencies                                    --                     --

S T O C K H O L D E R S '  E Q U I T Y

Preferred stock, $.10 par value, authorized

   1,000,000 shares, no shares issued                            --                     --
Common stock, $.10 par value, authorized

   10,000,000 shares, issued and outstanding

   8,172,401 in 1995 and 8,151,401 in 1994                    817,240                815,140
Additional paid-in capital                               $ 35,321,339          $  34,983,877
Net unrealized gains (losses) on
   available-for-sale

   securities, net of income taxes                          6,272,511             (2,353,281)
Foreign currency translation adjustment                       110,185                105,033
Retained earnings                                        $ 56,554,932          $  43,972,465
                                                         ------------          -------------
     Total Stockholders' Equity                          $ 99,076,207          $  77,523,234
                                                         ------------          -------------
     Total liabilities and stockholders' equity          $120,665,564          $ 103,696,734
                                                         ============          =============

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                              STATEMENTS OF INCOME
                                (Parent Company)

                                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------
                                                     1995                   1994                   1993
                                                     ----                   ----                   ----

Revenues:
   Net investment income                         $    159,108           $    104,883           $     42,295
   Dividends received from wholly owned
    subsidiary                                      2,923,767              8,325,376              2,511,665
Operating expenses and income taxes                (3,396,807)            (5,702,798)            (1,854,904)
                                                 ------------           ------------           ------------
Gain (loss) before equity in
  undistributed net income
  of wholly owned subsidiaries                       (309,982)             2,727,461                699,056
Equity (loss) in undistributed
  net income of
  wholly owned subsidiaries                        12,892,449            (23,222,660)            21,483,548
                                                 ------------           ------------           ------------
Income (loss) before cumulative
  effect of change in
  accounting principle                             12,582,467            (20,495,199)            22,182,604
Cumulative effect of change in
  accounting principle                                   --                     --                 (597,155)
                                                 ------------           ------------           ------------
Net income (loss)                                $ 12,582,467           $(20,495,199)          $ 21,585,449
                                                 ============           ============           ============

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                (Parent Company)

                                                                     YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       1995                    1994                   1993
                                                       ----                    ----                   ----
Operating Activities:                               $ 12,582,467           $(20,495,199)          $ 21,585,449
   Net Income (loss)
   Adjustments to reconcile net income
     to net cash provided by operations:
        Equity in undistributed net income
            of wholly owned subsidiary               (12,892,449)            23,222,659            (20,886,393)
        Other                                          5,701,849             (3,260,450)            (1,013,699)
                                                    ------------           ------------           ------------
        Net cash provided by (used in)
            operating activities                       5,391,867               (532,990)              (314,643)
                                                    ------------           ------------           ------------

Investing Activities:
   Investment in Affiliates                                 --              (22,823,750)            (2,581,515)
   Purchases of fixed maturities                            --                     --               (1,503,663)
   Sale of fixed maturities                                 --                1,527,150                   --
   Net (increase) decrease in short
     term investments                                  1,631,090             (1,424,889)             1,642,538
                                                    ------------           ------------           ------------
        Net cash used in investing
            activities                                 1,631,090            (22,721,489)            (2,442,640)
                                                    ------------           ------------           ------------

Financial Activities:
   Bank loan proceeds                                  2,000,000             51,000,000              2,270,000
   Repayment of bank loans                            (8,000,000)           (27,770,000)                  --
   Proceeds from exercise of stock
     options                                             339,562                  9,485                468,380
                                                    ------------           ------------           ------------
   Net cash provided by (used in)
     financing activities                             (5,660,438)            23,239,485              2,738,380
                                                    ------------           ------------           ------------

Increase (decrease) in cash                            1,362,519                (14,994)               (18,903)
Cash Beginning of Period                                  75,738                 90,732                109,635
                                                    ------------           ------------           ------------
Cash End of Period                                  $  1,438,257           $     75,738           $     90,732
                                                    ============           ============           ============

                                                                    SCHEDULE III

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

                                                   RESERVE
                                  DEFERRED        FOR LOSSES                   OTHER POLICY
                                   POLICY          AND LOSS                     CLAIMS AND          NET
                                 ACQUISITION      ADJUSTMENT       UNEARNED      BENEFITS        PREMIUMS
              PERIOD                COSTS          EXPENSES        PREMIUMS      PAYABLE          EARNED
              ------             -----------     ------------     -----------  ------------     -----------
Year ended December 31, 1995
  Property-Casualty               $2,523,180     $273,854,054     $26,753,920       $--         $87,907,784
                                  ----------     ------------     -----------       ---         -----------
Year ended December 31, 1994
  Property-Casualty               $2,910,422     $314,898,083     $35,721,013       $--         $90,482,619
                                  ----------     ------------     -----------       ---         -----------
Year ended December 31, 1993
  Property-Casualty               $2,838,516     $247,346,386     $46,706,816       $--         $96,842,842
                                  ----------     ------------     -----------       ---         -----------

                                                   LOSSES        AMORTIZATION
                                                  AND LOSS       OF DEFERRED
                                    NET          ADJUSTMENT        POLICY         OTHER             NET
                                 INVESTMENT       EXPENSES        ACQUISITION    OPERATING        PREMIUMS
                                  INCOME(1)       INCURRED         COSTS(2)      EXPENSES(1)      WRITTEN
                                 -----------     -----------     ------------    ----------     ------------
Year ended December 31, 1995
  Property-Casualty              $12,360,748     $61,053,384     $26,512,776     $2,669,916     $ 81,267,593
                                 -----------     -----------     -----------     ----------     ------------
Year ended December 31, 1994
  Property-Casualty              $11,545,176     $98,275,358     $34,528,424     $3,524,289     $ 91,550,870
                                 -----------     -----------     -----------     ----------     ------------
Year ended December 31, 1993
  Property-Casualty              $10,558,061     $66,544,087     $22,549,657     $2,761,129     $103,818,420
                                 -----------     -----------     -----------     ----------     ------------



(1) Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance subsidiaries.

(2) Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance subsidiaries. A portion of these costs is eliminated upon consolidation.

                                                                     SCHEDULE IV

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE

                                 Premium Written

                                                   CEDED TO          ASSUMED                        PERCENTAGE
                                    DIRECT           OTHER         FROM OTHER          NET          OF AMOUNT
                                    AMOUNT         COMPANIES        COMPANIES         AMOUNT      ASSUMED TO NET
                                    ------         ---------        ---------         ------      --------------
Year ended December 31, 1995
   Property-Casualty             $ 87,542,455     $ 67,639,613     $61,364,751     $ 81,267,593          76%
                                 ------------     ------------     -----------     ------------          --
Year ended December 31, 1994
   Property-Casualty             $113,729,150     $ 98,000,822     $75,822,542     $ 91,550,870          83%
                                 ------------     ------------     -----------     ------------          --
Year ended December 31, 1993
   Property-Casualty             $142,533,725     $109,837,932     $71,122,627     $103,818,420          69%
                                 ------------     ------------     -----------     ------------          --

                                                                      SCHEDULE V

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                              COL. C
     COL. A               COL. B                             ADDITIONS                        COL. D            COL. E
     ------               ------                             ---------                        ------            ------
                        BALANCE AT                                                                            BALANCE AT
                        JANUARY 1,           CHARGED TO                CHARGED TO          DEDUCTIONS--      DECEMBER 31,
   DESCRIPTION             1995          COSTS AND EXPENSES          OTHER ACCOUNTS          DESCRIBE            1995
   -----------             ----          ------------------          --------------          --------            ----
Allowance for            $800,000               $--                       $--                  $--             $800,000
                          -------                ---                       ---                  ---             -------
uncollectible
reinsurance

                                                                     SCHEDULE VI

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

   SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS


                                                RESERVE
                                 DEFERRED       FOR LOSSES
AFFILIATIONS                     POLICY         AND LOSS         DISCOUNT,                        NET
WITH                             ACQUISITION    ADJUSTMENT       IF ANY,          UNEARNED        PREMIUMS
REGISTRANT                       COSTS          EXPENSES         DEDUCTED         PREMIUMS        EARNED
- ----------                       -----          --------         --------         --------        ------
CONSOLIDATED SUBSIDIARIES
- -------------------------

Year ended December 31, 1995     $2,523,180     $273,854,054     $       --       $26,753,920     $87,907,784
                                 ----------     ------------     ------------     -----------     -----------
Year ended December 31, 1994     $2,910,422     $314,898,083     $       --       $35,721,013     $90,482,619
                                 ----------     ------------     ------------     -----------     -----------
Year ended December 31, 1993     $2,838,516     $247,346,386     $       --       $46,706,816     $96,842,842
                                 ----------     ------------     ------------     -----------     -----------


                                                 LOSSES AND LOSS
                                                 ADJUSTMENT EXPENSES            AMORTIZATION
                                                 INCURRED RELATED TO            OF DEFERRED
                                 NET             -------------------            POLICY          OTHER          NET
                                 INVESTMENT      CURRENT         PRIOR          ACQUISITION     OPERATING      PREMIUMS
                                 INCOME(1)       YEAR            YEARS          COSTS(2)        EXPENSES(1)    WRITTEN
                                 ---------       -----           -----          --------        -----------    --------
Year ended December 31, 1995     $12,360,748     $54,030,109     $7,023,275     $26,512,776     $2,669,916     $ 81,267,593
                                 -----------     -----------     ----------     -----------     ----------     ------------
Year ended December 31, 1994     $11,545,176     $97,145,358     $1,130,000     $34,528,424     $3,524,289     $ 91,550,870
                                 -----------     -----------     ----------     -----------     ----------     ------------
Year ended December 31, 1993     $10,558,061     $61,120,087     $5,424,000     $22,549,657     $2,761,129     $103,818,420
                                 -----------     -----------     ----------     -----------     ----------     ------------



(1) Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance subsidiaries.

(2) Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance subsidiaries. A portion of these costs is eliminated upon consolidation.

                               INDEX TO EXHIBITS

                                                                                SEQUENTIALLY
                                                                                NUMBERED
EXHIBIT NO.          DESCRIPTION OF EXHIBIT                                     PAGE
- -----------          ----------------------                                     ------------
     2               Form of Agreement and Plan of Merger, dated
                     October 26, 1993, by and among The Navigators
                     Group, Inc., the respective acquisition
                     subsidiary, the respective Affiliated Company
                     and the respective stockholders of such
                     Affiliated Company                                         (a)
    3-1              Restated Certificate of Incorporation                      (b)
    3-2              By-laws, as amended                                        (b)
    10-1             Management Agreement between Navigators
                     Insurance Company and Navigators Management
                     Corporation                                                (b)
    10-2             Agreement between The Navigators Group, Inc.
                     and Navigators Management Corporation                      (b)
    10-3             Stock Option Plan                                          (b)(c)
    10-4             Non-Qualified Stock Option Plan                            (a)(c)
    10-5             Employment Agreement with Terence N. Deeks                 (d)
    10-6             Employment Agreement with W. Allen Barnett                 (d)
    10-7             Consulting Agreement between The Navigators
                     Group, Inc. and Robert F. Wright Associates,
                     Inc.                                                       (d)
    10-8             Credit Agreement dated as of August 5, 1994,
                     as amended September 23, 1994 and as of
                     January 1, 1995, among The Navigators Group,
                     Inc., as Borrower, and Brown Brothers
                     Harriman & Co., NBD Bank, N.A. and First
                     Union National Bank of North Carolina, as
                     Lenders, and Brown Brothers Harriman & Co.,
                     as Agent                                                   (d)
    10-9             Third Amendment and Waiver to Credit
                     Agreement, dated as of September 30, 1995                  --
    11-1             Statement re Computation of Per Share
                     Earnings                                                   --
    21-1             Subsidiaries of Registrant                                 --
    23-1             Consent of Independent Auditor                             --
    27-1             Financial Data Schedule                                    --
    28-1             Information from reports furnished to state
                     insurance regulatory authorities                           (e)

- ---------------

(a) Previously filed under Commission File No. 33-75918 as part of Form S-4, incorporated herein by reference thereto.

(b) Previously filed under Commission file No. 33-5667 as part of Form S-1, incorporated herein by reference thereto.

(c) Management contracts of compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K, previously filed as indicated and incorporated herein by reference.

(d) Previously filed with the Company's Form 10-K for the year ended December 31, 1994, incorporated herein by reference thereto.

(e) Submitted in paper format under cover of Form SE.