Form 10-K405/A
period 1995-12-31
NAVIGATORS GROUP INC
filed 1996-04-29
CIK 793547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-K/A

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K [x]

Aggregate market value of voting stock held by non-affiliates as of March 15, 1996 - $55,037,606

Common shares outstanding March 15, 1996 - 8,172,400

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                 The following table provides information as of December 31, 1995 regarding the individuals who serve as directors of the Group. Biographical information for each director is presented below.

                            Name                          Age    Position With The        First Became a
                            ----                          ---    -----------------        --------------
                                                                       Group                 Director
                                                                       -----                 --------

         Terence N. Deeks  . . . . . . . . . . . . .      56     President, Chairman            1982
                                                                 of the Board of
                                                                 Directors

         Robert M. DeMichele . . . . . . . . . . . .      51     Director                       1983

         Leandro S. Galban, Jr.  . . . . . . . . . .      61     Director                       1983

         John F. Knight  . . . . . . . . . . . . . .      76     Director                       1988

         Robert Lepowsky . . . . . . . . . . . . . .      70     Director                       1987

         Marc M. Tract . . . . . . . . . . . . . . .      36     Director                       1991

         Marion A. Woodbury  . . . . . . . . . . . .      72     Director                       1983

         Robert F. Wright  . . . . . . . . . . . . .      70     Director                       1993

         Terence N. Deeks is the founder of the Group, Navigators, NIC and of all the Somerset Companies. He has been Chairman of the Board and President of the Group since its formation in 1982. He is a director of each of the Somerset Companies. In addition, Mr. Deeks is Chairman of SIS Texas, NMC, SIS Washington, Somerset Georgia and Somerset Property.

         Robert M. DeMichele has been President and Chief Executive Officer of Lexington Global Asset Managers, Inc. since December 1995. From 1982 until December 1995, Mr. DeMichele served as Director, President and Chief Executive Officer of Piedmont Management Company Inc. ("Piedmont"), which was a stockholder of the Group until December 1995 when it was merged into Chartwell Re Corporation ("Chartwell"). Chartwell is now a stockholder of the Group. From 1982 to December 1995, Mr. DeMichele served as President of Reco. Reco is now a stockholder of the Group and is a wholly owned subsidiary of Chartwell. Mr. DeMichele has been Chairman of the Board and Chief Executive Officer of Lexington Management Corporation ("LMC") since 1982. He is a director of Chartwell and Vanguard Cellular Systems, Inc.

         Leandro S. Galban, Jr. has been employed by Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") since 1977, and prior thereto for a predecessor company of DLJ from 1958 to 1977. Since 1990, Mr. Galban has served as a Managing Director and Principal of DLJ.*

         John F. Knight has been active as a consultant for H.S. Fox Corporation, a reinsurance broker, since 1985. Prior thereto he was Vice Chairman of Republic Financial Services, Inc. from 1983 to 1988 and prior to that its President from 1975 to 1983. He is a director of Republic Financial Services, Inc. and Foremost Corporation of America.+

         Robert Lepowsy is a certified public accountant and until his retirement in 1991 was a partner in the accounting firm of Lopez, Edwards & Frank. Lopez, Edwards & Frank previously rendered services to the Group and to certain of the Somerset Companies.+

         Marc M. Tract has been a partner of the law firm of Rosenman & Colin since August 1994. From January 1990 to August 1994, Mr. Tract was a partner of the law firm of Kroll & Tract, and prior thereto he had been associated with Kroll & Tract since before 1986. Rosenman & Colin has been counsel to the Group, Navigators, NIC and the Somerset Companies since August 1994. Until August 1994, Kroll & Tract had been counsel to the Group, Navigators, NIC and the Somerset Companies since before 1986. Mr. Tract is a member of the Board of Directors of several insurance and reinsurance companies.*+

         Marion A. Woodbury served as a director of Piedmont from 1976 to his retirement in January 1988. From 1965 until 1985 he served as President of Reco and from 1985 to 1987 as Vice Chairman of Reco, as well as Chairman of the Board of United Re.

         Robert F. Wright was a partner of the public accounting firm of Arthur Andersen & Co. from 1960 to 1988. He has been President of Robert F. Wright Associates, Inc. since 1988. Mr. Wright is a director of Hanover Direct, Inc., Reliance Standard Life Insurance Co. and its affiliates, Williams Real Estate Co., Inc. and Norwab North American Ltd. He is an advisory director of Quadrant Management, Inc.*

*  Member Compensation Committee.
+  Member Audit Committee.

         The executive officers of the Group as of December 31, 1995 who are not directors and the other executive officers of certain of the subsidiaries of the Group who are named in the Summary Compensation Table below, are as follows:

                   Name                        Age                         Position
                   ----                        ---                         --------

 W. Allen Barnett  . . . . . . . . . . .        55       Senior Vice President, Chief Financial
                                                           Officer, Treasurer and Secretary of
                                                           the Group and Director of Navigators and NIC

 Salvatore A. Margarella . . . . . . . .        46       Controller of the Group

 Francis V. Bigley, Jr.  . . . . . . . .        47       President of Somerset Re and
                                                           Director of Navigators and NIC

 Peter L. Johnson  . . . . . . . . . . .        54       Vice President of SIS Texas and
                                                           Director of Navigators and NIC

 Robert A. Rogers  . . . . . . . . . . .        37       Executive Vice President of Navigators,
                                                           NIC and NMC, and Director of Navigators and
                                                           NIC

         W. Allen Barnett has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Group since March 1987. Mr. Barnett is also currently Senior Vice President and a director of Navigators and NIC and Vice President and Assistant Secretary of each of the Somerset Companies. Since 1993, he has been Managing Director of Navigators Underwriters plc, a corporate name underwriting at Lloyd's of London, in which the Company currently owns a twenty-seven percent interest.

         Salvatore A. Margarella has been Controller of the Group since its inception and Vice President and Treasurer of Navigators since 1987 and NIC since 1989.

         Francis V. Bigley has been President of Somerset Re since 1987. Mr. Bigley is a director of Navigators and NIC.

         Peter L. Johnson has been Vice President of SIS Texas since June 1991. From 1975 until June 1991, Mr. Johnson was President of Texas Marine Underwriters Agency. Mr. Johnson is a director of Navigators and NIC.

         Robert A. Rogers has been Executive Vice President of Navigators, NIC and NMC since 1995. From 1993 to 1995, Mr. Rogers was a Senior Vice President of Navigators and NIC. Prior thereto, he was an underwriter at Lloyd's of London from 1989-1993. Mr. Rogers is a director of Navigators and NIC.

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


ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF COMPENSATION

         The following Summary Compensation Table sets forth compensation paid by the Group for each of the years in the three year period ended December 31, 1995 to the President and Chairman of the Board of the Group, each of the four other most highly paid executive officers of the Group or its subsidiaries and a former executive officer of the Group who resigned during the 1995 fiscal year (the "Named Executive Officers"). Prior to the acquisition by the Group of the Somerset Companies in 1994, neither the Group, Navigators nor NIC had any operating employees and none of their executive officers received any salary or bonus compensation from the Group, Navigators or NIC for the fiscal year ended December 31, 1993. The only compensation paid by the Group, Navigators or NIC to the President and Chairman of the Board or the other Named Executive Officers for the fiscal year ended December 31, 1993 was in the form of life insurance premiums paid by the Group or stock option awards.

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation                     Long Term Compensation
                                              -------------------                     ----------------------
                                                                                        Awards              Payouts
                                                                                        ------              -------
                                                                                             Securities
                                                                              Restricted     Underlying                All other
  Name and Principal                                          Other Annual    Stock          Options/      LTIP        Compensa-
       Position             Year    Salary       Bonus        Compensation    Award(s)       SARs          Payouts     tion
  ------------------        ----    ------       -----        ------------    --------       ----------    -------     ---------
                                    $            $            $               $                   #        $           $(1)

  Terence N. Deeks           1995    $416,666     $440,000      $   --         $   --          50,000      $  --         $70,999
   President and             1994     450,000        --             --             --            --           --          70,999
   Chairman of the           1993       --           --             --             --            --           --          70,999
   Board

  W. Allen Barnett           1995     225,000      119,250          --             --          50,000         --            --
   Senior Vice President     1994     212,500        --             --             --            --           --            --
   and Chief Financial       1993       --           --             --             --            --           --            --
   Officer

  Francis V. Bigley, Jr.     1995     183,333      22,200           --             --          50,000         --            --
    President of             1994     173,333      10,000           --             --          10,000         --            --
    Somerset Re              1993       --           --             --             --            --           --            --

  Peter L. Johnson           1995     144,666       43,621          --             --           2,500         --            --
    Vice President of        1994     139,333      105,530          --             --           5,000         --            --
    SIS Texas                1993       --           --             --             --            --           --            --

  Robert A. Rogers           1995     180,833      113,466          --             --          60,000         --            --
    Senior Vice              1994     160,000       12,500          --             --          12,500         --            --
    President of             1993       --           --             --             --           5,000         --            --
    Navigators and NIC

  Peter E. O'Grady(2)        1995     400,000        --             --             --            --           --             --
   Former President of       1994     350,000        --             --             --            --           --          18,830
   Navigators and NIC        1993       --           --             --             --            --           --          18,830

- --------------------------

(1) Represents the dollar value of life insurance premiums paid by the Group for the benefit of the named person.

(2) Mr. O'Grady resigned his positions as President of Navigators and NIC and as an officer or director of all of the Somerset Companies effective as of June 30, 1995.

EMPLOYMENT AGREEMENTS

         The Group has entered into employment agreements (the "Employment Agreements") with Messrs. Deeks, O'Grady and Barnett. In general, the Employment Agreements provide for the continuation of the base salary outlined on the Summary Compensation Table for such executives for a period of three years from June 30, 1994 and that such executives will be eligible to participate in an annual incentive plan. The Employment Agreements generally provide that if the Group terminates the employment of a named executive other than for Cause or Disability (as such terms are defined in the Employment Agreements), the Group will continue to pay amounts of the base salary until the earlier of (i) the end of the employment period, (ii) one year from the date of the executive's termination of employment or (iii) the date as of which the executive breaches any of the provisions of the Employment Agreements.

STOCK OPTIONS

         The following table contains information concerning the grant of options under the Group's stock option plans to each of the Named Executive Officers during the fiscal year ended December 31, 1995. For a description of the Company's stock option plans, see "Stock Option Plans."

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR




                                               Individual Grants                       Potential Realizable
                            --------------------------------------------------------     Value at Assumed
                                              Percent of                               Annual Rates of Stock
                            Number of           Total                                 Price Appreciation for
                            Securities       Options/SARs                                 Option/SAR Term
                            Underlying        Granted to      Exercise                ----------------------
 Name                       Options/SARs     Employees in      Price      Expiration      5%($)     10%($)
 ----                       granted (#)      Fiscal Year      ($/Share)      Date         -----     ------
                            ------------     ------------     ---------   ----------
 Terence N. Deeks  . . .       50,000           16%          $  14.50      4/21/04        $400,000  $984,500
 W. Allen Barnett  . . .       50,000           16              14.50      4/21/04         400,000   984,500
 Francis V. Bigley, Jr.        50,000           16              14.50      4/21/04         400,000   984,500
 Peter L. Johnson  . . .        2,500            1              17.00     12/31/04          23,425    57,725
 Robert A. Rodgers(1)  .       50,000           16              14.50      4/21/04         400,000   984,500
                               10,000            3              17.00     12/31/04          95,700   230,900
 Peter E. O'Grady(2) . .         --             --               --           --            --        --

- --------------------------

(1) Mr. Rodgers was awarded an aggregate of 60,000 stock options in two separate grants during 1995. Such options represent 19 percent of the total options granted to employees in 1995.

(2) Mr. O'Grady resigned his positions as President of Navigators and NIC and as an officer or director of all of the Somerset Companies effective as of June 30, 1995.

         The following table sets forth information for each of the Named Executive Officers with respect to the value of options/SARs exercised during the fiscal year ended December 31, 1995 and the value of outstanding and unexercised options/SARs held as of December 31, 1995, based upon the market value of the Common Stock of $17.625 per share on December 29, 1995. There were no options exercised by the Named Executive Officers during the fiscal year ended December 31, 1995.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                   Number of Securities
                                                                  Underlying unexercised          Value of unexercised
                                                                      Options/SARs at           in-the-money Options/SARs
                                                                      Fiscal Year End              at Fiscal Year End
                                                                            (#)                            ($)
                           Shares Acquired   Value Realized    ----------------------------    ---------------------------
           Name            on Exercise (#)          ($)        Exercisable    Unexercisable    Exercisable   Unexercisable
           ----            ---------------   --------------    -----------    -------------    -----------   -------------

 Terence N. Deeks                --                 --            35,375          50,625       $148,125        $156,250
 W. Allen Barnett                --                 --            43,625          50,625        163,099         156,250
 Francis V. Bigley, Jr.          --                 --            30,750          57,500         89,144         183,437
 Peter L. Johnson                --                 --             4,625           6,250         24,266          15,156
 Robert A. Rogers                --                 --             5,625          71,875         11,328         176,172
 Peter E. O'Grady(1)             --                 --            45,250           5,000         95,119           --

- ------------------------

(1) Mr. O'Grady resigned his positions as President of Navigators and NIC and as an officer or director of all of the Somerset Companies effective as of June 30, 1995.

COMPENSATION OF DIRECTORS

         Directors of the Group who are not also officers of the Group, Navigators or NIC, or officers, directors or employees of any Somerset Company, receive an annual retainer of $7,000, and an additional $750 for each meeting of the Board of Directors of the Group attended.

STOCK OPTION PLANS

         The Group has adopted two stock option plans which allow for the grant to key employees of the Group, its subsidiaries and affiliates, of options to purchase an aggregate of 900,000 shares of Common Stock. The Group filed a Form S-8/S-3 Registration Statement relating to the aggregate of the 900,000 shares of Common Stock which may be issued upon the exercise of options granted or that may be granted under these two plans, an incentive stock option plan (the "Plan") and a non-qualified stock option plan (the "Non-Qualified Stock Option Plan").

         The Plan is administered by the Compensation Committee of the Group's Board of Directors, which consists of Leandro S. Galban, Jr., Marc M. Tract and Robert F. Wright. The Compensation Committee determines, in its discretion, and recommends to the Board of Directors the persons to receive options, option prices, dates of grant and vesting periods, although no option may extend longer than ten years. The Plan requires that all options granted shall be at exercise prices not less than the fair market value of the Common Stock on the date of the grant, as such value is determined by the Compensation Committee. Unless otherwise provided, an option is exercisable in installments after the first anniversary of its grant to the extent of 25% of the number of shares originally covered by the option (subject to adjustment in the event of changes in the capitalization of the Group), multiplied by the number of full years elapsed since the grant of the option and less any amounts theretofore exercised up to the maximum number of shares covered by the option. Generally, options may be exercised in whole or in part as to all full shares which have become purchasable.

         The Compensation Committee also administers the Non-Qualified Stock Option Plan and selects the officers and key employees who will receive grants of options and stock appreciation rights and the number of shares that will be subject thereto. The Compensation Committee is entitled to make appropriate adjustments in the number of shares under the Non-Qualified Stock Option Plan to take into account any stock split, stock dividend, recapitalization, exchange of shares or other similar event. The shares issued pursuant to the Non-Qualified Stock Option Plan consist of authorized but unissued shares, or shares which have been issued and reacquired by the Group.

         The persons eligible to participate in the Non-Qualified Stock Option Plan consist of officers and key employees (collectively, "key employees") of the Group and/or its affiliates who contribute, and are expected to contribute materially to the success of the Group and its affiliates. Options may be granted to a key employee either alone or with an attached stock appreciation right. The number of shares and other terms of grant are fixed by the Compensation Committee and set forth in an option agreement. An option shall become 100% vested at the earliest of (i) the optionee's normal retirement date,
(ii) the optionee's death or disability, or (iii) four years from the date of grant. Prior to becoming 100% vested, each option becomes exercisable at a rate of one-quarter of the number of shares covered by such option after each of the first four anniversaries of the date of grant, unless the Compensation Committee accelerates such schedule.

         Under the Non-Qualified Stock Option Plan, the Compensation Committee may, at its discretion, grant stock appreciation rights in tandem with the options granted under the Non-Qualified Stock Option Plan. Each stock appreciation right must relate to a specific option and may only be exercised when the related option is exercisable; provided, that a stock appreciation right may only be exercised and received in cash during a specified ten-day period following the release by the Group of its quarterly financial reports. The exercise of a stock appreciation right results in the cancellation of the related option on a share-for-share basis. Upon exercise of a stock appreciation right, the optionee is entitled to receive an amount equal to the fair market value on the date of exercise of the total number of shares of Common Stock for which the right is exercised, less the exercise price the optionee would have been required to pay to purchase such shares had the related option been exercised. Payment by the Group upon exercise of a stock appreciation right may be made in cash or shares of Common Stock, or a combination thereof, as determined in the sole discretion of the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of Messrs. Galban, Tract and Wright. Mr. Galban is both a director of the Group as well as a Managing Director of DLJ. DLJ provided a fairness opinion with respect to the Mergers. Mr. Galban is a member of the Compensation Committee, the Executive Committee and the Finance Committee.

         Mr. Tract is both a director of the Group as well as a partner of Rosenman & Colin and a former partner of Kroll & Tract. Rosenman & Colin has served as counsel to the Group, Navigators, NIC and certain of the Somerset Companies since August 1994. Until August 1994, Kroll & Tract served as general counsel to the Group, Navigators, NIC and certain of the Somerset Companies since before 1986. Kroll & Tract, with the consent of the Group, was retained by the Somerset Companies in connection with the Mergers. Mr. Tract serves as trustee under several instruments of trust for the benefit of children of Mr. and Mrs. Deeks. Mr. Tract is a member of the Audit Committee and the Compensation Committee.

         The Group has entered into a consulting agreement (the "Consulting Agreement") with Robert F. Wright Associates, Inc., pursuant to which Robert F. Wright Associates, Inc. provides certain consulting services to the Group. Robert F. Wright, a director of the Group, is the President of Robert F. Wright Associates, Inc. The Consulting Agreement provides for an annual consultation fee of $40,000 to be paid to Robert F. Wright Associates, Inc. Mr. Wright is a member of the Compensation Committee and the Finance Committee.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Group's Board of Directors, which consists of Messrs. Galban, Tract and Wright, is charged, among other things, to make periodic reviews of the Group's compensation arrangements and to make recommendations to the Board of Directors with respect to such arrangements. The Committee was organized in July 1994 and first met formally in December 1994. For Messrs. Deeks and Barnett, compensation arrangements for the three year period commencing June 30, 1994, with the exception of the determination of annual incentive payments and grants of stock options, were adopted prior to the Committee's formation and reflected in the Employment Agreements with each such officer. Each such arrangement has been reviewed and approved or ratified by the Committee.

         The principal objectives of the Committee's compensation policies are to attract and retain qualified executives and to provide incentives for such executives to enhance the profitability and growth of the Company and thus enhance stockholder value. The executive compensation program consists principally of base salaries, an annual incentive plan and the two stock option plans. The following describes components of the Group's executive compensation program for the fiscal year ended December 31, 1995 and the related factors considered by the Committee in determining compensation.

         Base Salaries. Base Salaries were determined after evaluating a number of factors, including local market conditions, job performance and amounts paid to executives with comparable experience, qualifications and responsibilities at other insurance companies and underwriting management companies.

         Annual Incentive Plan. The Group's annual incentive plan consisted principally of bonus payments based on the following factors, subject to a maximum bonus amount for each officer or key employee specified as a percentage of his or her base salary: (i) return on capital; (ii) underwriting results; and
(iii) subjective evaluation. Officers and key employees are grouped into three categories for the purposes of annual incentive awards, with compensation of the executive officers of the Group tied exclusively to return on capital and subjective evaluation. Under the first factor, return on capital, the annual incentive plan provided for a bonus of 10% of the officer or key employee's maximum bonus if a 10%-12.5% return on capital was achieved, with incremental increases in the amount of the bonus up to 100% of the officer or key employee's maximum bonus if a 22.5% return on capital was achieved. The amount of the bonus for officers and key employees with underwriting responsibilities was primarily based on a formula tied to their individual underwriting results. In addition, 20% of each officer or key employee's bonus, 50% in the case of Mr. Deeks, was based on a subjective evaluation of his or her performance during the year.

                 The objectives of the annual incentive plan in 1995 were to reward top executives and key employees for achieving defined annual performance goals, provide superior rewards for superior competitive performance and reward executives and key employees based on performance measures that are recognized within the industry and among investors as being key measures of success. The Committee believes its annual incentive plan is typical within the industry and permits management to adjust the goals annually to reflect the competitive environment. In addition, by aligning the financial interests of the Group's executives and key employees with those of the Group's stockholders, the annual incentive plan is intended to be directly related to the creation of value for stockholders of the Group.

         Stock Option Plans. The Group has adopted two stock option plans which allow for the grant to key employees of stock options which generally vest over a number of years. The number of shares of Common Stock subject to an executive's stock option grant is determined with reference to the responsibility and experience of the executive and competitive conditions. By aligning the financial interests of the Group's executives with those of the Group's stockholders, these equity awards are intended to be directly related to the creation of value for stockholders of the Group. The deferred vesting provisions are designed to create an incentive for an individual executive to remain with the Group.

         President and Chairman of the Board. The Committee reviewed the 1995 compensation levels of Terence N. Deeks, President and Chairman of the Board of the Group, within the context of industry information regarding chief executive officers with comparable experience, qualifications and responsibilities at other insurance companies and underwriting management companies. The Committee also considered local market conditions and job performance, as well as the significant ownership position of Mr. Deeks and the fact that he has received substantial compensation in the past. Mr. Deeks' 1995 base salary was determined prior to the Committee's formation but has been approved or ratified by the

Committee. In response to the Group's net loss in 1994, which was largely a result of losses from the January 17, 1994 earthquake that occurred in the vicinity of the Northridge area of Los Angeles, California, Mr. Deeks voluntarily offered to reduce the base salary specified in his Employment Agreement for 1995 by $100,000. For 1995, Mr. Deeks received from the Group and the Somerset Companies a base salary of $416,666 per annum, annual incentive compensation payments of $440,000, and 50,000 of stock options (See Option Grants in Last Fiscal Year table).

         Under Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended, effective in 1994, annual compensation in excess of $1.0 million paid to the chief executive officer or any of the four other highest compensated officers of any publicly-held corporation will not be deductible in certain circumstances. Generally, "performance - based" compensation, as defined in Section 162(m), is not subject to the limitation if certain requirements are satisfied. The compensation of no executive officer was subject to the limitation of Section 162(m) in 1995. The Committee intends to structure the Group's annual incentive plan and any stock-based compensation for executive officers so that such compensation qualifies as performance-based compensation under Section 162(m).

Submitted by the Compensation Committee:
         Leandro S. Galban, Jr.
         Marc M. Tract
         Robert F. Wright

FIVE-YEAR PERFORMANCE GRAPH

         The comparison of Five-Year Cumulative Returns among the Group, Standard & Poor's 500 Composite ("S&P 500") and the S&P Property & Casualty Insurance Industry ("Insurance Industry") listed companies is as follows:

                               [PERFORMANCE GRAPH]


- -----------------------------------------------------------------------------------
                                1990    1991     1992     1993     1994      1995
- -----------------------------------------------------------------------------------
The Navigators Group, Inc.    $100.00  $187.79  $148.86  $160.31  $ 72.45  $ 88.07

S&P 500 Comp Ltd.             $100.00  $130.47  $140.41  $154.56  $156.60  $215.45

Property-Casualty Insurance   $100.00  $125.19  $146.61  $144.02  $151.07  $204.54
- -----------------------------------------------------------------------------------

         The Stock Performance Graph, as presented above, which was prepared with the aid of independent consultant Standard & Poor's Compustat, a division of McGraw-Hill, Inc., reflects the cumulative return on the Common Stock of the Group, S&P 500 and the Insurance Industry, respectively, assuming an original investment in each of $100 on December 31, 1990 (the "base") and reinvestment of dividends to the extent declared. Cumulative returns for each fiscal year subsequent to 1990 are measured as a change from this base.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the holdings of Common Stock (i) by each person who, as of March 15, 1996, holds of record or is known by the Group to own beneficially more than 5% of the outstanding Common Stock, (ii) by each of the Group's current directors, (iii) by each of the Named Executive Officers other than Mr. O'Grady, and (iv) by all directors and executive officers as a group. Except as otherwise indicated, to the Group's knowledge all shares are beneficially owned by the persons named as owners.

                                                            PERCENTAGE
                                               NUMBER        OWNERSHIP
                                                 OF          OF COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER           SHARES          STOCK
- ------------------------------------           ------          -----

Terence N. Deeks(1)                          4,252,273         52.2%
   123 William Street
   New York, New York 10038

Marc M. Tract (2)(3)                           905,578         11.1%
  575 Madison Avenue
  New York, New York 10022

Chartwell Re Corporation(4)                    814,700         9.99%
   300 Atlantic Street, Suite 400
   Stamford, Connecticut

The Reinsurance Corporation of New York(4)     762,900         9.36%
   80 Maiden Lane
   New York, New York  10038

Scudder, Stevens & Clark, Inc.
   345 Park Avenue                             455,500          5.6%
   New York, New York  10154

W. Allen Barnett(5)                            141,403          1.7%
Francis V. Bigley, Jr.(6)                      104,489          1.3%
Peter L. Johnson(7)                             54,292            *
Robert A. Rodgers (8)                           77,500          1.1%
Robert M. DeMichele(9)                          45,740            *
Leandro S. Galban, Jr.(10)                      18,540            *
John F. Knight(11)                              29,820            *
Salvatore A. Margarella(12)                     34,250            *
Robert F. Wright                                 4,000            *
Robert Lepowsky(13)                                750            *
Marion A. Woodbury                                   0            *
All current directors and officers
  as a group
  (1)(2)(3)(5)(6)(7)(8)(9)(10)(11)(12)(13)   4,812,857         58.9%

- -------------------------

*    Less than 1% of issued and outstanding Common Stock.

(1) Includes options to receive 86,000 shares of Common Stock at exercise prices varying between $10.00 and $28.00 per share. Includes 880,254 shares considered beneficially owned by Mr. Deeks which are held under several instruments of trust for the benefit of children of Mr. Deeks.

(2) Includes 49,800 shares held as trustee pursuant to a testamentary trust for the benefit of Mrs. Harold M. Tract, and with remainder interests in Marc
     M. Tract and Laurence T. Tract.

(3) Includes 854,878 shares held as trustee under several instruments of trust for the benefit of children of Mr. and Mrs. Terence N. Deeks.

(4) Based upon a Schedule 13G/A filed with the Securities and Exchange Commission (the "Commission") by Chartwell, dated February 12, 1995. Includes 762,900 shares owned through its wholly-owned subsidiary, Reco. The shares owned by Reco may be deemed to be beneficially owned by its immediate and intermediate parent companies, Chartwell Reinsurance Company and Chartwell Re Holdings Corporation.

(5) Includes options to receive 94,250 shares of Common Stock at exercise prices varying between $10.00 and $28.00 per share.

(6) Includes options to receive 88,250 shares of Common Stock at exercise prices varying between $10.00 and $28.00 per share.

(7) Includes options to receive 10,875 shares of Common Stock at exercise prices varying between $10.00 and $17.00 per share.

(8) Includes options to receive 77,500 shares of Common Stock at exercise prices varying between $14.50 and $34.00 per share.

(9) Excludes 176,100 shares owned by clients of Lexington Global Assets Managers, Inc., for which Mr. DeMichele serves as Director and President, and 1,200 shares owned by Mr. DeMichele's children. Mr. DeMichele disclaims beneficial ownership of such shares.

(10) Includes 1,350 shares held by Mr. Galban's son and 150 shares held by Mr. Galban's wife.

(11) Includes 10,950 shares held as trustee of The Jeffrey J. Knight, Melanie K. Eggers, John Mark Knight, Jane M. Knight and James M. Knight Trusts.

(12) Includes options to receive 34,250 shares of Common Stock at exercise prices varying between $10.00 and $34.00 per share.

(13) Mr. Lepowsky is one of three trustees for several instruments of trust holding a total of 25,386 shares of Common Stock for the benefit of children of Mr. and Mrs. Terence N. Deeks. Mr. Lepowsky disclaims beneficial ownership of such shares and accordingly they are excluded from his share ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Group has entered into the Consulting Agreement with Robert F. Wright Associates, Inc., pursuant to which Robert F. Wright Associates, Inc. provides certain consulting services to the Group. Robert F. Wright, a director of the Group, is the President of Robert F. Wright Associates, Inc. The Consulting Agreement provides for an annual consultation fee of $40,000 to be paid to Robert F. Wright Associates, Inc. Mr. Wright is a member of the Compensation Committee and the Finance Committee.

    Navigators and NIC have investment advisory agreements with LMC, pursuant to which LMC provides investment advice to Navigators. Robert M. DeMichele, a director of the Group, is Chairman of the Board and Chief Executive Officer of LMC and is President and Chief Executive Officer of Lexington Global Asset Managers, Inc., of which LMC is a wholly owned subsidiary. Mr. DeMichele is a member of the Executive Committee and the Finance Committee.

    Management believes that the terms of the Consulting Agreement and the investment advisory agreements are no less favorable to Navigators, NIC and the Group than those which could be obtained from unaffiliated third parties. Management further believes that all other transactions with affiliated companies have in the past and will in the future be on fair and equitable terms no less favorable than the Group, Navigators and NIC could obtain in arm's length transactions with unaffiliated third parties.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   The Navigators Group, Inc.
                                                   (Registrant)


Dated:  April 29, 1996                             By:/s/   W. ALLEN BARNETT
                                                      -------------------------
                                                   W. Allen Barnett
                                                   Senior Vice President,
                                                   Secretary

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Name                            Title                      Date
                    ----                            -----                      ----
/s/ TERENCE N. DEEKS               President and Chairman of the Board    April  29, 1996
- --------------------               (Principal Executive Officer)
Terence N. Deeks

/s/ W. ALLEN BARNETT               Senior Vice President, Secretary       April  29, 1996
- --------------------               (Principal Financial Officer)
W. Allen Barnett

/s/ SALVATORE A. MARGARELLA        Controller                             April  29, 1996
- ---------------------------        (Principal Accounting Officer)
Salvatore A. Margarella

/s/ ROBERT M. DEMICHELE            Director                               April   29, 1996
- -----------------------
Robert M. DeMichele

/s/ LEANDRO S. GALBAN, JR.         Director                               April  29, 1996
- --------------------------
Leandro S. Galban, Jr.

/s/ JOHN F. KNIGHT                 Director                               April 29, 1996
- ------------------
John F. Knight

/s/ ROBERT LEPOWSKY                Director                               April 29, 1996
- -------------------
Robert Lepowsky

/s/ MARC M. TRACT                  Director                               April  29, 1996
- -----------------
Marc M. Tract

/s/ MARION A. WOODBURY             Director                               April 29, 1996
- ----------------------
Marion A. Woodbury

/s/ ROBERT F. WRIGHT               Director                               April  29, 1996
- --------------------
Robert F. Wright