Form 10-Q
period 1996-03-31
NAVIGATORS GROUP INC
filed 1996-05-15
CIK 793547

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended  March 31, 1996

Commission file number  0-15886

                           The Navigators Group, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)
                                   13-3138397
                                 (IRS Employer
                              Identification No.)

                  123 William Street, New York, New York 10038
          (Address of principal executive offices)          (Zip Code)

                                 (212) 406-2900
              (Registrant's telephone number, including area code)

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

Yes   x                 No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     On May 14, 1996 there were 8,184,401 shares of common stock, $0.10 par value issued and outstanding.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                    PAGE NO.
                                                                                    --------
Part I. FINANCIAL INFORMATION:
  Balance Sheets
     March 31, 1996 and December 31, 1995.........................................      1
  Statements of Income
     Three Months Ended March 31, 1996 and
     Three Months Ended March 31, 1995............................................      2
  Statements of Cash Flows
     Three Months Ended March 31, 1996 and
     Three Months Ended March 31, 1995............................................      3
  Notes to Financial Statements...................................................      4
  Management's Discussion and Analysis of Financial
  Condition and Results of Operations.............................................      7
Part II. OTHER INFORMATION........................................................     12

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,       DEC. 31,
                                                                     1996            1995
                                                                  -----------     -----------
                                                                          (UNAUDITED)
ASSETS
Investments:
     Fixed maturities, available for sale, at fair value
       (amortized cost: 1996, $205,415,584; 1995,
       $203,468,088)............................................ $209,103,215    $210,697,423
     Equity securities, available for sale, at fair value (cost:
       1996, $6,154,411; 1995, $5,587,344)......................    8,663,996       7,861,813
     Short-term investments, at cost which approximates
       market...................................................    9,358,669       7,290,638
                                                                  -----------     -----------
          Sub-total investments.................................  227,125,880     225,849,874
     Investment in affiliated company...........................    2,239,952       2,277,048
                                                                  -----------     -----------
          Total investments.....................................  229,365,832     228,126,922
Cash............................................................      353,613       7,332,698
Premiums in course of collection................................   23,592,368      17,971,529
Commissions receivable..........................................    5,549,747       6,048,440
Accrued investment income.......................................    3,247,908       3,349,030
Prepaid reinsurance premiums....................................    9,138,559       9,814,146
Reinsurance receivable on paid and unpaid losses and loss
  adjustment expenses...........................................  137,095,210     147,356,684
Deferred federal income tax benefit.............................    9,887,315       8,873,030
Deferred policy acquisition costs...............................    3,009,697       2,523,180
Other assets....................................................    3,909,548       4,156,755
                                                                  -----------     -----------
          Total assets.......................................... $425,149,797    $435,552,414
                                                                  ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Reserves for loss and loss adjustment expenses............. $258,966,054    $273,854,054
     Unearned premiums..........................................   27,994,540      26,753,920
     Reinsurance balances payable...............................    6,762,732       6,411,746
     Loans payable to banks.....................................   18,250,000      19,500,000
     Federal income tax payable.................................      881,577       1,243,364
     Deferred state & local income taxes........................      920,267       1,382,881
     Notes payable to shareholders..............................      942,034       1,007,976
     Accounts payable and other liabilities.....................    9,154,842       6,322,266
                                                                  -----------     -----------
          Total liabilities.....................................  323,872,046     336,476,207
                                                                  -----------     -----------
Commitments and contingencies...................................      --              --
Stockholders' equity:
     Preferred Stock, $.10 par value, authorized 1,000,000
       shares, no shares issued.................................      --              --
     Common Stock, $.10 par value Authorized 10,000,000 shares
       Issued and outstanding 8,184,401 in 1996 and 8,172,401 in
       1995.....................................................      818,440         817,240
     Additional paid-in capital.................................   35,529,179      35,321,339
     Net unrealized gains on securities available for sale (net of income taxes of $2,107,053 in 1996 and $3,231,293 in
       1995)....................................................    4,090,163       6,272,511
     Foreign currency translation adjustment....................       73,089         110,185
     Retained earnings..........................................   60,766,880      56,554,932
                                                                  -----------     -----------
          Total stockholders' equity............................  101,277,751      99,076,207
                                                                  -----------     -----------
          Total liabilities and stockholders' equity............ $425,149,797    $435,552,414
                                                                  ===========     ===========

      See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
                                                                           (UNAUDITED)
Revenues:
  Net premiums earned............................................. $19,188,829    $17,718,090
  Commission income...............................................   2,066,826      2,594,170
  Net investment income...........................................   3,563,297      3,412,370
  Net realized capital gains......................................     174,838        (62,147)
  Other income....................................................     203,234        217,123
                                                                    -----------    -----------
          Total revenues..........................................  25,197,024     23,879,606
                                                                    -----------    -----------
Operating expenses:
  Losses and loss adjustment expenses incurred....................  11,835,750     13,112,306
  Commissions.....................................................   2,611,533      2,460,155
  Other operating expenses........................................   4,539,911      5,514,635
  Interest expense................................................     774,234        539,923
                                                                    -----------    -----------
          Total operating expenses................................  19,761,428     21,627,019
                                                                    -----------    -----------
Operating income before income taxes..............................   5,435,596      2,252,587
Income tax expense:
  Current.........................................................   1,554,205        308,329
  Deferred........................................................    (330,556)       (81,470)
                                                                    -----------    -----------
          Total income tax expense................................   1,223,649        226,859
  Net income......................................................  $4,211,947     $2,025,728
                                                                    ===========    ===========
Per share data:
  Average common and common equivalent shares outstanding.........   8,296,617      8,205,946
  Net income......................................................  $     0.51     $     0.25
                                                                    ===========    ===========

      See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
                                                                           (UNAUDITED)
Operating activities:
     Net income................................................... $ 4,211,947    $ 2,025,728
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation & amortization................................     134,593        181,901
       Reinsurance receivable on paid and unpaid losses and loss
        adjustment expenses.......................................  10,261,474     12,386,819
       Reserve for losses and loss adjustment expenses............ (14,888,000)    (3,738,010)
       Prepaid reinsurance premiums...............................     675,587      4,879,174
       Unearned premiums..........................................   1,240,620     (7,470,659)
       Premiums in course of collection...........................  (5,620,839)     8,194,594
       Commissions receivable.....................................     498,693       (449,238)
       Deferred policy acquisition costs..........................    (486,517)       363,283
       Accrued investment income..................................     101,122         71,418
       Reinsurance balances payable...............................     350,986     (3,994,009)
       Federal income taxes recoverable...........................          --        158,821
       Federal income taxes payable...............................    (361,787)            --
       Deferred federal income taxes..............................     109,955        (85,838)
       Net realized losses (gains) on investments.................    (174,838)        62,147
       Other......................................................  (1,041,316)    (1,980,870)
                                                                    -----------    -----------
            Net cash provided by operating activities.............  (4,988,320)   $10,605,261
                                                                    -----------    -----------
Investing activities:
     Fixed maturities available for sale at fair value:
       Redemption and maturities.................................. $ 3,858,715    $   411,010
       Sales......................................................  18,283,178     21,171,214
       Purchases.................................................. (24,111,678)   (22,479,777)
     Equity securities:
       Sales......................................................     556,914        152,857
       Purchases..................................................  (1,035,128)      (476,217)
     Payable for securities purchased.............................   3,579,922     (2,028,556)
     Net sale (purchases) of short-term investments...............  (2,068,031)    (2,513,089)
     Purchase of property and equipment...........................     (13,697)       (64,507)
                                                                    -----------    -----------
            Net cash used in investing activities................. $  (949,805)   $(5,827,065)
                                                                    -----------    -----------
Financing activities:
     Proceeds from bank loans..................................... $        --    $ 1,000,000
     Repayment of bank loans......................................  (1,250,000)    (4,250,000)
     Notes payable to shareholders................................          --        (13,204)
     Proceeds from exercise of stock options......................     209,040             --
                                                                    -----------    -----------
            Net cash provided by financing activities.............  (1,040,960)    (3,263,204)
                                                                    -----------    -----------
     Increase (decrease) in cash..................................  (6,979,085)     1,514,992
     Cash at beginning of period..................................   7,332,698        730,047
                                                                    -----------    -----------
     Cash at end of period........................................ $   353,613     $2,245,039
                                                                    ===========    ===========

See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements

(1) Accounting Policies

    The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1995.

(2) Reinsurance Ceded

    The Company's ceded earned premiums were $11,982,800 and $21,039,928 for the three months ended March 31, 1996 and 1995, respectively. The Company's ceded losses were $7,497,911 and $19,354,793 for the three months ended March 31, 1996 and 1995, respectively.

                           THE NAVIGATORS GROUP, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

     The Company is a holding company with 12 wholly owned subsidiaries.

     Two of the Company's subsidiaries, Navigators Insurance Company and NIC Insurance Company ("NIC"), specialize principally in underwriting marine, aviation and property (including inland marine) insurance, and certain lines of specialty reinsurance and non-marine insurance. Navigators Insurance Company has been active since 1983. NIC is a wholly owned subsidiary of Navigators Insurance Company, was licensed in 1989 and began operations during 1990. Navigators Insurance Company and NIC are collectively referred to herein as "Navigators."

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

     The Company's revenue is primarily comprised of premiums, commissions and investment income. Navigators derives substantially all of its business from insurance underwritten by the Somerset Companies. The insurance business and operations of Navigators are managed by one of the Somerset Companies, Navigators Management Corporation.

     The Somerset Companies specialize principally in four lines of business: marine, aviation and property (including inland marine) insurance, and certain lines of specialty reinsurance and non-marine insurance. They underwrite marine business through a syndicate of insurance companies, Navigators having the largest participation in the syndicate. The remaining lines of business are underwritten exclusively for the account of Navigators. The Somerset Companies derive their revenue from commissions, investment income and service fees from Navigators and other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the marine syndicate. Property and casualty insurance premiums are cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions decrease.

     Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

RESULTS OF OPERATIONS

     General. The results of operations of the Company during the first quarter of 1996 reflect management's emphasis on the Company's core ocean marine business, its inland marine business and its non-marine program book of business.

     Revenues. Gross written premium for the first three months of 1996 increased by 3.6% to $32,411,000 from $31,287,000 for the first three months of 1995.

     The following table sets forth Navigators' gross written premium by line of business and net written premium in the aggregate:

                                                           THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------------------------
                                                         1996                       1995
                                                  -------------------       ---------------------
                                                  (DOLLARS IN THOUSANDS)
Marine..........................................  $13,652          42%      $12,957            42%
Aviation........................................    8,424          26%       11,357            36%
Property and Inland Marine......................    3,882          12%        2,544             8%
Reinsurance and Non-Marine Program Insurance....    6,453          20%        4,429            14%
                                                  -------         ---       -------           ---
          Total Gross Premium Written...........  $32,411         100%      $31,287           100%
                                                  =======         ===       =======           ===
Ceded Premium Written...........................  (11,306)                  (16,244)
                                                  -------         ---       -------           ---
          Total Net Premium Written.............   21,105                    15,043
                                                  =======         ===       =======           ===

     Marine Premium. Marine gross premium increased 5% when comparing the first three months of 1996 to the first three months of 1995. Management believes this increase is due to management's emphasis on this core line of business. Although the marine market is competitive at this time, management anticipates a modest increase in the total amount of marine business written in 1996 compared to 1995.

     Aviation Premium. Aviation gross premium decreased 26% from the first three months of 1995 to the first three months of 1996. This decrease reflects management's decision to reduce Navigators' aviation business in response to underwriting losses in this line of business.

     Property Premium. Property and Inland Marine gross premium increased 53% from the first three months of 1995 to the first three months of 1996 reflecting the continuing development of the Company's inland marine book of business. The Company decided in late 1994 to cease writing large commercial and industrial property risks, which is essentially a property catastrophe book of business, and to concentrate on the inland marine risks.

     Specialty Reinsurance and Non-Marine Insurance Premium. Gross specialty reinsurance and non-marine insurance premium increased 46% from the first three months of 1995 to the first three months of 1996. The increase was due primarily to the emergence of new non-marine program business, which management began developing in the last half of 1995 to augment its reinsurance book.

     Ceded Premium. The decrease in ceded premium results primarily from changes in the Company's reinsurance program.

     Total Premium. Net earned premium for the first three months of 1996 was $19,189,000 as compared to $17,718,000 for the first three months of 1995. Net earned premium generally follows the pattern of written premium; however, the run-off off the property book in 1995 resulted in net earned premiums which exceeded net written premiums.

     Commission income, based on gross premiums earned and net underwriting profits during the first three months of 1996 was approximately $2,067,000 compared to approximately $2,594,000 during the corresponding period in 1995. The decrease is primarily a result of Navigators' decision to increase its participation in the aviation business managed by the Somerset Companies to 100%, which eliminated commission income paid by the former participants in the aviation insurance pool.

     Investment income increased 4% to approximately $3,563,000 during the first three months of 1996 from approximately $3,412,000 during the corresponding period in 1995. This increase is due primarily to the increased amount of invested assets.

     Included in pre-tax net income were $175,000 in realized capital gains for the first three months of 1996 and $62,000 in realized capital losses for the same period last year. On an after tax basis these represent realized gains of $0.01 and $0 per share for the respective periods.

     Expenses. The ratio of loss and loss adjustment expenses incurred to net premiums earned was 61.7% and 74.0% during the first three months of 1996 and 1995, respectively. The 1995 loss ratio includes additional net loss development of $2,580,000 from the Northridge, California earthquake, which occurred on January 17, 1994 (the "Northridge Earthquake"). The decrease is due primarily to a return to more normal experience in comparison to the adverse development on losses from the Northridge Earthquake in1995.

     Commission expense as a percentage of net premiums earned were 13.6% and 13.9% during the first three months of 1996 and 1995, respectively.

     Other operating expenses decreased 17.7% to approximately $4,540,000 during the first three months of 1996 from approximately $5,515,000 during the corresponding period in 1995. This decrease is primarily due to the severance charges incurred in the first quarter of 1995 and savings on operational expenses resulting from the Company's restructuring and headcount reduction that began in early 1995.

     Interest expense increased 43.3% to approximately $774,000 during the first three months of 1996 from approximately $540,000 during the corresponding period of 1995. This increase is primarily due to the interest expense on the Company's rollback liability under Proposition 103 settled with the State of California Insurance Department on March 19, 1996.

     The effective tax rate was a 22.5% expense and a 10.1% expense for the three months ended March 31, 1996 and 1995, respectively.

     For the first three months of 1996, the Company had after tax income of $4,212,000 compared to after tax income of $2,026,000 for the same period last year, primarily due to a return to normal experience in comparison to the losses from the Northridge Earthquake. On a per share basis, this represents net income of $0.51 and $0.25 for the first three months of 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations was $(4,988,000) and $10,605,000 for the first three months of 1996 and 1995, respectively.

     Investment assets grew at the rate of 1% during the first three months of 1996 to $229,366,000 at March 31, 1996. Investment income during the three months was $3,563,000, an increase of 4%, reflecting increased assets.

     The Company has entered into a credit agreement dated as of August 5, 1994. Pursuant to the credit agreement, the Company may borrow, subject to certain conditions, up to an aggregate of $5,000,000 in revolving credit loans. As of March 31, 1996, the Company had outstanding $2,000,000 in revolving credit loans.

     As of March 31, 1996, the Company's consolidated stockholders' equity was $101,278,000, an increase from $99,076,000 as of December 31, 1995.

                   THE NAVIGATORS GROUP, INC. & SUBSIDIARIES
                          Part II -- Other Information

         Item 1. Legal Proceedings: Neither the Company nor any of its subsidiaries is a party to, nor is the property thereof the subject of, any pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company and its subsidiaries or, if such proceedings constitute other than routine litigation, in which there is a reasonable possibility of an adverse decision which could have any material adverse effect upon the financial condition of the Companny

         In November 1988, the voters of the state of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the Insurance Commissioner of the State of California to settle its rollback liability under Proposition 103. The Company expects to be able to recover some portion of this settlement from reinsurers. As a result of these recoveries and existing reserves, management does not believe this settlement will have a material adverse effect on the Company. The settlement is not affected by the preliminary injunction issued in Proposition 103 Enforcement Project v. Quakenbush, LASC Case No. BS037146.



Item 2.  Changes in Securities:
         None.

Item 3.  Defaults Upon Senior Securities:
         None.

Item 4.  Submissions of Matters to a Vote of Securities Holders:
         None.

Item 5.  Other Information:
         None.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits:

        Exhibit No.  Description of Exhibit

           27.1      Financial Data Schedule

        (b) Reports on Form 8-K:
           There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                The Navigators Group, Inc.
                                                       (Registrant)

  May 15, 1996                            /s/ W. Allen Barnett
       (Date)                             W. Allen Barnett, Senior Vice
                                          President, Chief Financial Officer

                               INDEX TO EXHIBITS

                                                                     SEQUENTIALLY
                                                                       NUMBERED
EXHIBIT NO.                  DESCRIPTION OF EXHIBIT                      PAGE
- ------------   ---------------------------------------------------   ------------
    27.1       Financial Data Schedule