Form 10-Q
period 1996-06-30
NAVIGATORS GROUP INC
filed 1996-08-14
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                  June 30, 1996

Commission file number             0-15886

                           The Navigators Group, Inc.
             (Exact name of registrant as specified in its charter)


          Delaware                                     13-3138397
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

Yes  x                    No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 12, 1996 there were 8,216,651 shares of common stock, $0.10 par value issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                      INDEX


                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

     Balance Sheets
          June 30, 1996 and December 31, 1995................................  1
     Statements of Income
          Three Months Ended June 30, 1996 and
          Three Months Ended June 30, 1995...................................  2
          Six Months Ended June 30, 1996 and
          Six Months Ended June 30, 1995.....................................  3

     Statements of Cash Flows
          Six Months Ended June 30, 1996 and
          Six Months Ended June 30, 1995.....................................  4

     Notes to Financial Statements...........................................  5

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................  6

Part II.  OTHER INFORMATION.................................................. 11

                                               THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                                       CONSOLIDATED BALANCE SHEETS


                                                                                                   June 30, 1996       Dec. 31, 1995
                                                                                                   -------------       -------------
                                                                                                     Unaudited)
ASSETS

Investments:
     Fixed maturities, available for sale, at fair value
         (amortized cost:  1996, $204,560,204; 1995,
          $203,468,088)                                                                            $206,784,157         $210,697,423
     Equity securities, available for sale, at fair value
         (cost:  1996 $6,218,565;, 1995, $5,587,344)                                                  8,832,575            7,861,813
     Short-term investments, at cost which approximates
         market                                                                                       6,359,939            7,290,638
                                                                                                   ------------         ------------
         Sub-total investments                                                                      221,976,671          225,849,874
     Investment in affiliated company                                                                 2,258,348            2,277,048
                                                                                                   ------------         ------------
              Total investments                                                                     224,235,019          228,126,922

Cash                                                                                                    675,484            7,332,698
Premiums in course of collection                                                                     29,737,402           17,971,529
Commissions receivable                                                                                5,434,181            6,048,440
Accrued investment income                                                                             3,220,790            3,349,030
Prepaid reinsurance premiums                                                                          8,545,642            9,814,146
Reinsurance receivable on paid and unpaid losses
     and loss adjustment expenses                                                                   126,294,419          147,356,684
Deferred federal income tax benefit                                                                  10,226,834            8,873,030
Deferred policy acquisition costs                                                                     2,944,655            2,523,180
Other assets                                                                                          3,347,659            4,156,755
                                                                                                   ------------         ------------
         Total assets                                                                              $414,662,085         $435,552,414
                                                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Reserves for loss and loss adjustment expenses                                                $251,231,252         $273,854,054
     Unearned premiums                                                                               28,644,929           26,753,920
     Reinsurance balances payable                                                                     6,857,821            6,411,746
     Loans payable to banks                                                                          17,000,000           19,500,000
     Federal income tax payable                                                                         492,566            1,243,364
     Deferred state & local income taxes                                                                945,778            1,382,881
     Notes payable to shareholders                                                                      942,034            1,007,976
     Accounts payable and other liabilities                                                           4,334,609            6,322,266
                                                                                                   ------------         ------------
         Total liabilities                                                                          310,448,989          336,476,207
                                                                                                   ------------         ------------

Commitments and contingencies                                                                            --                   --

Stockholders' equity:
     Preferred Stock, $.10 par value, authorized
         1,000,000 shares, no shares issued                                                              --                   --
     Common Stock, $.10 par value
         Authorized 10,000,000 shares
         Issued and outstanding 8,184,401 in 1996 and
         8,172,401 in 1995                                                                              818,440              817,240
     Additional paid-in capital                                                                      35,529,179           35,321,339
     Net unrealized gains (losses) on securities available for sale (net of income taxes of $1,644,908 in 1996
         and $3,231,293 in 1995)                                                                      3,193,055            6,272,511
     Foreign currency translation adjustment                                                            108,450              110,185
     Retained earnings                                                                               64,563,972           56,554,932
                                                                                                   ------------         ------------
         Total stockholders' equity                                                                 104,213,096           99,076,207
                                                                                                   ------------         ------------

         Total liabilities and stockholders' equity                                                $414,662,085         $435,552,414
                                                                                                   ============         ============


See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                     Three Months Ended
                                                                                                         June 30
                                                                                                1996                    1995
                                                                                                         (Unaudited)

Revenues:
     Net premiums earned                                                                   $ 18,214,764                $ 20,933,858
     Commission income                                                                        2,322,093                   2,879,776
     Net investment income                                                                    3,554,411                   3,441,732
     Net realized capital gains                                                                 170,960                     376,517
     Other income                                                                               124,000                     272,641
                                                                                           ------------                ------------
         Total revenues                                                                      24,386,228                  27,904,524
                                                                                           ------------                ------------

Operating expenses:
     Losses and loss adjustment
       expenses incurred                                                                     11,737,763                  14,484,860
     Commissions                                                                              2,702,857                   3,405,961
     Other operating expenses                                                                 4,466,367                   5,618,018
     Interest expense                                                                           358,296                     533,662
                                                                                           ------------                ------------
         Total operating expenses                                                            19,265,283                  24,042,501
                                                                                           ------------                ------------

Operating income before income taxes                                                          5,120,945                   3,862,023

Income tax expense:
     Current                                                                                  1,035,121                     895,746
     Deferred                                                                                   288,728                     (39,347)
                                                                                           ------------                ------------
         Total income tax expense                                                             1,323,849                     856,399

     Net income                                                                            $  3,797,096                $  3,005,624
                                                                                           ============                ============

Per share data:
     Average common and common equivalent
       shares outstanding                                                                     8,299,301                   8,176,309

     Net income                                                                            $       0.46                $       0.37
                                                                                           ============                ============



See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                                       Six Months Ended
                                                                                                           June 30
                                                                                                1996                       1995
                                                                                                         (Unaudited)
Revenues:
     Net premiums earned                                                                   $ 37,403,593                $ 38,651,948
     Commission income                                                                        4,388,919                   5,473,946
     Net investment income                                                                    7,117,708                   6,854,102
     Net realized capital gains                                                                 345,798                     314,370
     Other income                                                                               327,234                     489,764
                                                                                           ------------                ------------
         Total revenues                                                                      49,583,252                  51,784,130
                                                                                           ------------                ------------

Operating expenses:
     Losses and loss adjustment
       expenses incurred                                                                     23,573,513                  27,597,166
     Commissions                                                                              5,314,390                   5,866,116
     Other operating expenses                                                                 9,006,278                  11,132,653
     Interest expense                                                                         1,132,530                   1,073,585
                                                                                           ------------                ------------
         Total operating expenses                                                            39,026,711                  45,669,520
                                                                                           ------------                ------------

Operating income before income taxes                                                         10,556,541                   6,114,610

Income tax expense:
     Current                                                                                  2,589,326                   1,204,075
     Deferred                                                                                   (41,828)                   (120,817)
                                                                                           ------------                ------------
         Total income tax expense                                                             2,547,498                   1,083,258

     Net income                                                                            $  8,009,043                $  5,031,352
                                                                                           ============                ============

Per share data:
     Average common and common equivalent
       shares outstanding                                                                     8,297,959                   8,191,127

     Net income                                                                            $       0.97                $       0.61
                                                                                           ============                ============



See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      Six Months Ended
                                                                                                           June 30
                                                                                                 1996                      1995
                                                                                                         (Unaudited)
Operating activities:
   Net income                                                                                $  8,009,043              $  5,031,352
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation & amortization                                                                292,899                   345,763
       Reinsurance receivable on paid
         and unpaid losses and loss
         adjustment expenses                                                                   21,062,265                21,517,749
       Reserve for losses and loss
         adjustment expenses                                                                  (22,622,802)              (13,839,754)
       Prepaid reinsurance premiums                                                             1,268,504                 6,592,105
       Unearned premiums                                                                        1,891,009                (9,283,849)
       Premiums in course of collection                                                       (11,765,873)                7,821,203
       Commissions receivable                                                                     614,259                  (673,415)
       Deferred policy acquisition costs                                                         (421,475)                  163,523
       Accrued investment income                                                                  128,240                  (132,965)
       Reinsurance balances payable                                                               446,075                (4,940,780)
       Federal income taxes payable                                                              (750,798)                  581,391
       Deferred federal income taxes                                                              232,582                    38,560
       Net realized losses (gains) on investments                                                (345,798)                 (314,370)
       Other                                                                                     (792,819)               (1,837,061)
                                                                                             ------------              ------------
            Net cash provided by (used in) operating
             activities                                                                      $ (2,754,689)             $ 11,069,452
                                                                                             ------------              ------------

Investing activities:

   Fixed maturities available for sale at fair value:
     Redemptions and maturities                                                              $  7,348,039              $  4,653,409
     Sales                                                                                     23,097,227                40,416,123
     Purchases                                                                                (31,740,791)              (57,195,991)
   Equity securities:
     Sales                                                                                      1,627,903                   978,664
     Purchases                                                                                 (1,989,686)               (1,415,835)
   Payable for securities purchased                                                              (749,682)                   52,526
   Net sale (purchases) of short-term investments                                                 930,699                 8,482,697
   Purchase of property and equipment                                                            (135,274)                 (126,697)
                                                                                             ------------              ------------
            Net cash used in investing activities                                            $ (1,611,565)             $ (4,155,104)
                                                                                             ------------              ------------

Financing activities:
   Proceeds from bank loans                                                                  $      --                 $  1,000,000
   Repayment of bank loans                                                                     (2,500,000)               (5,500,000)
   Notes payable to shareholders                                                                     --                  (1,666,038)
   Proceeds from exercise of stock options                                                        209,040                      --
                                                                                             ------------              ------------
             Net cash used in financing activities                                             (2,290,960)               (6,166,038)
                                                                                             ------------              ------------

Increase (decrease) in cash                                                                    (6,657,214)                  748,310
Cash at beginning of period                                                                  $  7,332,698                   730,047
                                                                                             ------------              ------------

Cash at end of period                                                                        $    675,484              $  1,478,357
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

(2)  Reinsurance Ceded

     The Company's ceded earned premiums were $15,335,792 and $18,803,311 for the three months ended June 30, 1996 and 1995, respectively, and were $27,318,592 and $39,843,239 for the six months ended June 30, 1996 and 1995, respectively. The Company's ceded losses were $10,574,028 and $17,350,153 for the three months ended June 30, 1996 and 1995, respectively, and were $18,071,939 and $36,704,896 for the six months ended June 30, 1996 and 1995, respectively.

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

Results of Operations

     General. The results of operations of the Company during the second quarter of 1996 reflect management's emphasis on the Company's core ocean marine business, its inland marine business and its non-marine program book of business.

     Revenues. Gross written premium for the first six months of 1996 decreased by 4% to $66,612,000 from $69,212,000 for the first six months of 1995.

     The following table sets forth Navigators' gross written premium by line of business and net written premium in the aggregate:


                                                                                 Six Months Ended June 30,
                                                               -----------------------------------------------------------
                                                                           1996                               1995
                                                                           ----                               ----
                                                                                  (Dollars in thousands)
Marine                                                         $ 27,420              41%            $ 28,568           41%

Aviation                                                         18,257              27%              24,227           35%

Property and Inland
  Marine                                                          7,220              11%               5,566            8%

Reinsurance and Non-Marine
Program Insurance                                                13,715              21%              10,851           16%
                                                               --------              ---            --------          ---

         Total Gross Premium
         Written                                               $ 66,612              100%           $ 69,212         100%
                                                               ========              ===            ========         ===

Ceded Premium Written                                           (26,049)                             (33,336)
                                                               --------                             --------

         Total Net Premium
         Written                                                 40,563                               35,876
                                                               ========                             ========



     Marine Premium. Marine gross premium decreased 4% when comparing the first six months of 1996 to the first six months of 1995. Although the marine market is competitive at this time, management anticipates that the total amount of marine business written in 1996 will be comparable to the amount written in 1995.

     Aviation Premium. Aviation gross premium decreased 25% from the first six months of 1995 to the first six months of 1996.

This decrease reflects management's decision to reduce Navigators' gross aviation business.

     Property Premium. Property and Inland Marine gross premium increased 30% from the first six months of 1995 to the first six months of 1996 reflecting the continuing development of the Company's inland marine book of business. The Company decided in late 1994 to cease writing large commercial and industrial property risks, which is essentially a property catastrophe book of business, and to concentrate on the inland marine risks.

     Specialty Reinsurance and Non-Marine Insurance Premium. Gross specialty reinsurance and non-marine insurance premium increased 26% from the first six months of 1995 to the first six months of 1996. The increase was due primarily to the emergence of new non-marine program business, which management began developing in the last half of 1995 to augment its reinsurance book.

     Ceded Premium. The decrease in ceded premium results from a decrease in gross aviation writings which are heavily reinsured and more favorable reinsurance rates on this business.

     Total Premium. Net earned premium for the first six months of 1996 was $37,404,000 as compared to $38,652,000 for the first six months of 1995. Net earned premium generally follows the pattern of written premium; however, the run-off of the property book in 1995 resulted in net earned premiums which exceeded net written premiums.

     Commission income, based on gross premiums earned and net underwriting profits during the first six months of 1996 was approximately $4,389,000 compared to approximately $5,474,000 during the corresponding period in 1995, and $2,322,000 for the three months ended June 30, 1996 as compared to $2,880,000 for the corresponding period in 1995. The decrease is primarily a result of Navigators' decision to increase its participation in the aviation business managed by the Somerset Companies to 100%, which eliminated commission income paid by the former participants in the aviation insurance pool.

     Investment income increased 4% to approximately $7,118,000 during the first six months of 1996 from approximately $6,854,000 during the corresponding period in 1995, and increased 3% for the three months ended June 30, 1996 over the corresponding period in 1995. This increase is due primarily to increased interest rates.

     Included in pre-tax net income were $346,000 in realized capital gains for the first six months of 1996 and $314,000 in realized capital gains for the same period last year. On an after tax basis these represent realized gains of $0.03 per share for the respective periods. Included in pre-tax net income for the three months ended June 30, 1996 was $171,000 of realized capital gains.

Realized capital gains for the corresponding period in 1995 totalled $377,000.

     The Company holds an equity interest in Navigators Corporate Underwriters plc, which through its wholly-owned subsidiary, Navigators Underwriters Limited, has been admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The Company will report its share of the earnings of Navigators Corporate Underwriters plc during the last half of 1996 when such information is expected to be available.

     Expenses. The ratio of loss and loss adjustment expenses incurred to net premiums earned was 63.0% and 71.4% during the first six months of 1996 and 1995, respectively, and 64.4% and 69.2% for the three months ended June 30, 1996 and 1995. The loss ratio for the first six months of 1995 includes additional net loss development of $6,221,000 from the Northridge, California earthquake, which occurred on January 17, 1994 (the "Northridge Earthquake"). The decrease is due primarily to a return to more normal experience in comparison to the adverse development on losses from the Northridge Earthquake in 1995.

     Commission expense as a percentage of net premiums earned were 14.2% and 15.2% during the first six months of 1996 and 1995, respectively, and 14.8% and 16.3% for the three months ended June 30, 1996 and 1995.

     Other operating expenses decreased 19.1% to approximately
$9,006,000 during the first six months of 1996 from approximately $11,133,000 during the corresponding period in 1995, and decreased 20.7% to approximately $2,703,000 for the three months ended June 30, 1996 from approximately $3,406,000 for the same period in 1995. This decrease is primarily due to the severance charges incurred in the first quarter of 1995 and savings on operational expenses resulting from the Company's restructuring and headcount reduction that began in early 1995.

     Interest expense increased 5.5% to approximately $1,132,000 during the first six months of 1996 from approximately $1,074,000 during the corresponding period of 1995. This increase is primarily due to the interest expense on the Company's rollback liability under Proposition 103 settled with the State of California Insurance Department on March 19, 1996.

     The effective tax rate was a 24.1% expense and a 17.7% expense for the six months ended June 30, 1996 and 1995, respectively. This increase results from a greater portion of total income being attributable to underwriting income and, therefore, a lesser portion being attributable to tax exempt income.

     For the first six months of 1996, the Company had after tax income of $8,009,000 compared to after tax income of $5,031,000 for the same period last year, and for the three months ended June

30, 1996, the Company had after tax income of $3,797,000 compared to after tax income of $3,006,000 for the same period in 1995, primarily due to a return to normal experience in comparison to the losses from the Northridge Earthquake. On a per share basis, this represents net income of $0.97 and $0.61 for the first six months of 1996 and 1995, respectively, and $0.46 and $0.37 for the three months ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

     Cash flow from operations was $(2,755,000) and $11,069,000 for the first six months of 1996 and 1995, respectively. Cash decreased from $7,333,000 at December 31, 1995 to $675,000 at June 30, 1996 as a result of cash used in operations, $1,610,000 in cash used in investing and $2,500,000 in cash used for the repayment of bank loans. Cash used in operations during 1996 included payments on previously established reserves for the Northridge Earthquake. The Company believes that the cash flow generated by the operating activities of the Company's subsidiaries, including the Somerset Companies, will provide sufficient funds for the Company to meet its liquidity needs.

     Investment assets decreased 2% during the first six months of 1996 to $224,235,000 at June 30, 1996. Investment income during the six months was $3,554,000, an increase of 4%, reflecting increased interest rates.

     The Company has entered into a credit agreement dated as of August 5, 1994. The Company expects to amend during the third quarter of 1996 the credit agreement to extend the period within which to make principal payments under the term loan of such credit agreement and to make certain other changes to such credit agreement. Pursuant to the existing credit agreement, the Company may borrow, subject to certain conditions, up to an aggregate of $5,000,000 in revolving credit loans. As of June 30, 1996, the Company had outstanding $15,000,000 in term loans and $2,000,000 in revolving credit loans under the credit agreement.

     As of June 30, 1996, the Company's consolidated stockholders' equity was $104,213,000, an increase from $99,076,000 as of December 31, 1995.

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

     In November 1988, the voters of the State of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the Insurance Commissioner of the State of California to settle its rollback liability under Proposition 103, a settlement which has been fully reflected in the Company's financial statements. The settlement is not affected by the preliminary injunction issued in Proposition 103 Enforcement Project v. Quakenbush, LASC Case No. BS037146.

Item 2.   Changes in Securities:

          None.

Item 3.   Defaults Upon Senior Securities:

          None.

Item 4.   Submissions of Matters to a Vote of Securities Holders:

          On May 30, 1996, the stockholders voted for the following matters at the annual stockholder meeting.

          (a) The election of seven (7) directors to serve until the 1997 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows (there were no broker non-votes):

               Name                       For     Withheld
               ----                       ---     --------
               Terence N. Deeks        6,148,198    100
               Robert M. DeMichele     6,148,198    100
               Leandro S. Galban, Jr.  6,148,198    100
               John F. Knight          6,148,198    100

               Marc M. Tract           6,148,198    100
               William D. Warren       6,148,098    200
               Robert F. Wright        6,148,198    100

          (b) The ratification of the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company. The stockholders cast 6,131,259 votes for and 1,250 votes against ratification. There were 15,789 abstentions and no broker non-votes.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

          Exhibit No.         Description of Exhibit

               27.1           Financial Data Schedule

          (b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The Navigators Group, Inc.
                                                    (Registrant)


     August 14, 1996                         /s/ W. Allen Barnett
                                             -----------------------------------
         (Date)                              W. Allen Barnett, Senior Vice
                                             President, Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                 Sequentially
                                                                 Numbered
Exhibit No.                 Description of Exhibit               Page
- -----------                 ----------------------               ----

  27.1                      Financial Data Schedule