Form 10-Q
period 1996-09-30
NAVIGATORS GROUP INC
filed 1996-11-14
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended        September 30, 1996

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

Yes _x_                         No_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On November 13, 1996 there were 8,220,026 shares of common stock, $0.10 par value issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                      INDEX


                                                                   Page No.

Part I. FINANCIAL INFORMATION:

        Balance Sheets
          September 30, 1996 and December 31, 1995.................   1

        Statements of Income
          Three Months Ended September 30, 1996 and
          Three Months Ended September 30, 1995....................   2
          Nine Months Ended September 30, 1996 and
          Nine Months Ended September 30, 1995.....................   3

        Statements of Cash Flows
          Nine Months Ended September 30, 1996 and
          Nine Months Ended September 30, 1995.....................   4

        Notes to Financial Statements..............................   5

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................   6

Part II. OTHER INFORMATION.........................................  13

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                       Sept. 30, 1996       Dec. 31, 1995
                                                                       --------------       -------------
                                                                        (Unaudited)
ASSETS
Investments:
     Fixed maturities, available for sale, at fair value
         (amortized cost:  1996, $206,112,600; 1995,
          $203,468,088)                                                $209,410,554           $210,697,423
     Equity securities, available for sale, at fair value
         (cost:  1996 $6,325,715; 1995, $5,587,344)                       8,759,444              7,861,813
     Short-term investments, at cost which approximates
         market                                                          11,032,044              7,290,638
                                                                        -----------           ------------
         Sub-total investments                                          229,202,042            225,849,874
     Investment in affiliated company                                     3,689,870              2,277,048
                                                                        -----------           ------------
              Total investments                                         232,891,912            228,126,922

Cash                                                                        823,476              7,332,698
Premiums in course of collection                                         32,500,981             17,971,529
Commissions receivable                                                    6,412,028              6,048,440
Accrued investment income                                                 3,242,140              3,349,030
Prepaid reinsurance premiums                                             10,914,126              9,814,146
Reinsurance receivable on paid and unpaid losses
     and loss adjustment expenses                                       137,109,654            147,356,684
Deferred federal income tax benefit                                      10,415,147              8,873,030
Deferred policy acquisition costs                                         3,571,428              2,523,180
Other assets                                                              3,280,371              4,156,755
                                                                        -----------           ------------
         Total assets                                                  $441,161,263           $435,552,414
                                                                        ===========           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Reserves for loss and loss adjustment expenses                    $263,966,615           $273,854,054
     Unearned premiums                                                   32,247,734             26,753,920
     Reinsurance balances payable                                         7,983,428              6,411,746
     Loans payable to banks                                              17,000,000             19,500,000
     Federal income tax payable                                             408,274              1,243,364
     Deferred state & local income taxes                                  1,159,515              1,382,881
     Notes payable to shareholders                                          942,034              1,007,976
     Accounts payable and other liabilities                               6,903,733              6,322,266
                                                                        -----------           ------------
         Total liabilities                                              330,611,333            336,476,207
                                                                        -----------           ------------

Commitments and contingencies                                                  --                     --

Stockholders' equity:
     Preferred Stock, $.10 par value, authorized
         1,000,000 shares, no shares issued                                    --                     --
     Common Stock, $.10 par value
         Authorized 10,000,000 shares
         Issued and outstanding 8,220,026 in 1996 and
         8,172,401 in 1995                                                  822,003                817,240
     Additional paid-in capital                                          36,014,202             35,321,339
     Net unrealized gains (losses) on securities available
         for sale (net of income taxes of $1,948,772 in
         1996 and $3,231,293 in 1995)                                     3,782,911              6,272,511
     Foreign currency translation adjustment                                114,787                110,185
     Retained earnings                                                   69,816,027             56,554,932
                                                                        -----------           ------------
         Total stockholders' equity                                     110,549,930             99,076,207
                                                                        -----------           ------------

         Total liabilities and stockholders' equity                    $441,161,263           $435,552,414
                                                                        ===========           ============


See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                       Three Months Ended
                                                         September 30,
                                                 ---------------------------
                                                    1996              1995
                                                            (Unaudited)
Revenues:
     Net premiums earned                         $19,848,886     $24,908,174
   Commission income                               2,482,030       2,588,599
     Net investment income                         3,251,188       3,508,621
     Net realized capital gains (losses)              30,843       (283,795)
   Other income                                      181,216         248,907
                                                  ----------      ----------
         Total revenues                           25,794,163      30,970,506
                                                  ----------      ----------

Operating expenses:
     Losses and loss adjustment
       expenses incurred                          12,206,328      18,765,558
     Commission expenses                           3,040,603       2,958,837
     Other operating expenses                      5,328,060       4,842,932
     Interest expense                                305,964         458,607
                                                  ----------      ----------
         Total operating expenses                 20,880,955      27,025,934
                                                  ----------      ----------

Equity income in affiliated company,
         net of income tax                         1,408,220             --

Operating income before income taxes               6,321,428       3,944,572

Income tax expense (benefit):
     Current                                       1,347,816       1,065,958
     Deferred                                      (278,442)       (201,134)
                                                 ----------      ----------
         Total income tax expense                  1,069,374         864,824

     Net income                                  $ 5,252,054     $ 3,079,748
                                                  ==========      ==========

Per share data:
     Average common and common equivalent
       shares outstanding                          8,304,630       8,202,123

     Net income per share                        $      0.63     $      0.38
                                                  ==========      ==========



See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                    Nine Months Ended
                                                       September 30,
                                               ------------------------------
                                                 1996                1995
                                                         (Unaudited)
Revenues:
     Net premiums earned                       $57,252,479        $63,560,122
   Commission income                             6,870,949          8,062,545
     Net investment income                      10,368,896         10,362,723
     Net realized capital gains                    376,641             30,575
   Other income                                    508,450            738,671
                                                ----------         ----------
         Total revenues                         75,377,415         82,754,636
                                                ----------         ----------

Operating expenses:
     Losses and loss adjustment
       expenses incurred                        35,779,841         46,362,724
     Commission expenses                         8,354,993          8,824,953
     Other operating expenses                   14,334,338         15,975,585
     Interest expense                            1,438,494          1,532,192
                                                ----------         ----------
         Total operating expenses               59,907,666         72,695,454
                                                ----------         ----------

Equity income in affiliated company,
     net of income tax                           1,408,220             --

Operating income before income taxes            16,877,969         10,059,182

Income tax expense (benefit):
     Current                                     3,937,142          2,270,033
     Deferred                                     (320,270)          (321,951)
                                               ----------          ---------
         Total income tax expense                3,616,872          1,948,082

     Net income                                $13,261,097        $ 8,111,100
                                                ==========         ==========

Per share data:
     Average common and common equivalent
       shares outstanding                        8,307,570          8,194,792

     Net income per share                      $      1.60        $      0.99
                                                ==========         ==========




See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Nine Months Ended
                                                                     September 30,
                                                            ---------------------------------
                                                               1996                   1995
                                                                      (Unaudited)
Operating activities:
   Net income                                                $ 13,261,097        $  8,111,100
   Adjustments to reconcile net
     income to net cash provided
     by (used in) operating activities:
       Depreciation & amortization                                455,810             531,602
       Reinsurance receivable on paid
         and unpaid losses and loss
         adjustment expenses                                   10,247,030          31,654,741
       Reserve for losses and loss
         adjustment expenses                                   (9,887,439)        (14,992,785)
       Prepaid reinsurance premiums                            (1,099,980)          5,909,067
       Unearned premiums                                        5,493,814         (11,002,114)
       Premiums in course of collection                       (14,529,452)          6,711,004
       Commissions receivable                                    (363,588)           (374,737)
       Deferred policy acquisition costs                       (1,048,248)            281,272
       Accrued investment income                                  106,890            (157,066)
       Reinsurance balances payable                             1,571,682          (3,855,441)
       Federal income tax recoverable                                --             6,406,340
       Federal income taxes payable                              (835,090)            564,222
       Deferred federal income taxes                             (259,596)           (151,270)
       Net realized (gains) on investments                       (376,641)            (30,491)
       Other                                                       51,842          (2,358,375)
                                                             ------------        ------------
            Net cash provided by operating
            activities                                          2,788,131          27,247,069
                                                             ------------        ------------

Investing activities:

   Fixed maturities available for sale at fair value:
     Redemptions and maturities                                 8,022,160          15,325,810
     Sales                                                     29,660,589          52,825,521
     Purchases                                                (40,777,622)        (85,146,699)
   Equity securities:
     Sales                                                      2,049,857           1,105,043
     Purchases                                                 (2,478,363)         (1,546,301)
   Payable for securities purchased                                (1,480)            649,728
   Net (purchases) of short-term investments                   (3,741,406)         (1,026,886)
  Purchase of property and equipment                             (228,714)           (148,351)
                                                             ------------        ------------
            Net cash (used in) investing activities            (7,494,979)        (17,962,135)
                                                             ------------        ------------

Financing activities:
   Proceeds from bank loans                                          --             1,000,000
   Repayment of bank loans                                     (2,500,000)         (6,750,000)
   Notes payable to shareholders                                     --            (1,616,716)
   Proceeds from exercise of stock options                        697,626               9,000
                                                             ------------        ------------
             Net cash (used in) financing activities           (1,802,374)         (7,357,716)
                                                             ------------        ------------

Increase (decrease) in cash                                    (6,509,222)          1,927,218

Cash at beginning of period                                     7,332,698             730,047
                                                             ------------        ------------

Cash at end of period                                        $    823,476        $  2,657,265
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

(2)      Reinsurance Ceded

         The Company's ceded earned premiums were $15,820,708 and $13,533,107 for the three months ended September 30, 1996 and 1995, respectively, and were $43,139,300 and $53,376,346 for the nine months ended September 30, 1996 and 1995, respectively. The Company's ceded losses were $27,358,605 and $11,690,991 for the three months ended September 30, 1996 and 1995, respectively, and were $45,430,544 and $48,395,887 for the nine months ended September 30, 1996 and 1995, respectively.

(3)      Equity Income in Affiliated Company, Net of Income Tax

         At September 30, 1996, the Company owned approximately 27% of the outstanding common stock of Riverside Underwriters plc (formerly Navigators Underwriters plc) ("Riverside"). Riverside derives its earnings through a wholly-owned subsidiary that underwrites at Lloyd's of London as a corporate name with limited liability. The Company records its investment in Riverside using the equity method of accounting and, as a result, records its share of Riverside's earnings. The Company records its share of Riverside's earnings from underwriting when sufficient information becomes available to provide reasonable estimates of earned premiums and losses. In the third quarter of 1996, information about Riverside's underwriting profits for two years, 1994 and 1995, became available to Riverside through Lloyd's of London enabling the Company to record an amount totalling $1,408,000 net of tax as "equity income in affiliated company, net of income tax". The Company's ownership interest in Riverside is expected to decrease in the fourth quarter of 1996 to approximately 8%. The transaction to reduce the Company's ownership in Riverside is not expected to result in a material capital gain or loss.


(4)      Credit Agreement

         The Company has entered into a credit agreement dated as of August 5, 1994. As of June 1, 1996, the interest rate applicable to the term loan borrowed under the credit agreement was reduced to 1% over the index rate. As of September 30, 1996, the credit agreement was amended
         (a) to defer until November 30, 1996 the payment of $3,750,000 in principal that would otherwise have been due on September 30, and (b) to waive compliance as of June 30, 1996 with the requirement that the Company, as a stand alone entity, hold at least $2,000,000 in liquid assets. The Company expects to amend on or prior to November 30, 1996, the credit agreement to extend further the period within which to make principal payments under the term loan of such credit agreement and to make certain other changes to such credit agreement.

                           THE NAVIGATORS GROUP, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations
---------------------------------------------
General

     The Company is a holding company with 13 wholly owned subsidiaries.

     Two of the Company's subsidiaries, Navigators Insurance Company and NIC Insurance Company ("NIC"), specialize principally in underwriting marine, aviation and property (including inland marine) insurance, and certain lines of specialty reinsurance and non-marine program insurance. The non-marine program insurance consists of business written by unaffiliated managing general agencies. Navigators Insurance Company has been active since 1983. NIC is a wholly owned subsidiary of Navigators Insurance Company, was licensed in 1989 and began operations during 1990. Navigators Insurance Company and NIC are collectively referred to herein as "Navigators."

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

     In the third quarter of 1996, the Company opened an office in Sydney, Australia through the creation of Somerset Asia Pacific Pty. Ltd., a wholly-owned subsidiary. This office will concentrate on marine, energy and construction business primarily in Indonesia, Thailand, Malaysia, China and Vietnam. The Australia office is expected to begin writing business in 1997.

     In addition, the Company is in the process of forming two subsidiaries in London, England. The first will be a wholly-owned subsidiary to be named Somerset Marine (UK) Limited, which will serve as an agency office for Navigators and concentrate on business segments within marine, aviation, energy and construction business. Navigators is expected to be authorized to operate a U.K. branch in early 1997. The second will be a wholly-owned subsidiary to be named Navigators Corporate Underwriters Limited. This subsidiary is expected to be admitted to underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability, commencing with the 1997 year of account.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. Navigators derives substantially all of its business from insurance underwritten by the Somerset Companies. The insurance business and operations of Navigators are managed by one of the Somerset Companies, Navigators Management Corporation.

     The Somerset Companies specialize principally in four lines of business: marine, aviation and property (primarily inland marine) insurance, and certain lines of specialty reinsurance and non-marine program insurance. They underwrite marine business through a syndicate of insurance companies, Navigators having the largest participation in the syndicate. The remaining lines of business are underwritten exclusively for the account of Navigators. The Somerset Companies derive their revenue from commissions, investment income and service fees from Navigators and other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the marine syndicate. Property and casualty insurance premiums are cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions decrease.

     Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

Results of Operations

     General. The results of operations of the Company during the third quarter of 1996 reflect management's emphasis on the Company's core ocean marine business, its aviation business, its inland marine business and its non-marine program book of business.

     Revenues. Gross written premium for the first nine months of 1996 was $105,885,000, approximately the same as for the corresponding period of 1995.

     The following table sets forth Navigators' gross written premium by line of business and net written premium in the aggregate:



                                          Nine Months Ended September 30,

                                              1996              1995
                                              ----              ----
                                             (Dollars in thousands)
                                             -----------------------

Marine                               $ 40,236       38%      $44,018       41%

Aviation                               28,097       27%       33,534       32%

Property and Inland
  Marine                               15,993       15%        9,322        9%

Specialty Reinsurance and
  Non-Marine Program Insurance         21,559       20%       19,060       18%
                                       ------       --       -------       --

      Total Gross Written
        Premium                       105,885      100%      105,934      100%
                                      -------      ===       -------      ===

Ceded Written Premium
                                      (44,239)               (47,551)
                                      -------                -------

      Total Net Written Premium      $ 61,646               $ 58,383
                                      =======                =======



     Marine Premium. Marine gross written premium decreased 9% when comparing the first nine months of 1996 to the first nine months of 1995. The marine market is competitive at this time and management anticipates that the total amount of marine business written in 1996 will be less than the amount written in 1995.

     Aviation Premium. Aviation gross written premium decreased 16% from the first nine months of 1995 to the first nine months of 1996. This decrease reflects management's decision to reduce Navigators' gross aviation business.

     Property Premium. Property and inland marine gross written premium increased 72% from the first nine months of 1995 to the first nine months of 1996 reflecting the continuing development of the Company's inland marine book of business.

     Specialty Reinsurance and Non-Marine Program Insurance Premium. Gross written specialty reinsurance and non-marine program premium increased 13% from the first nine months of 1995 to the first nine months of 1996. The increase was due primarily to the emergence of new non-marine program business, which management began developing in the last half of 1995.

     Ceded Premium. The decrease in ceded written premium results from a decrease in gross aviation writings which are heavily reinsured and more favorable reinsurance rates on this business.

     Net Written Premium. Net written premium for the first nine months of 1996 was $61,646,000 as compared to $58,383,000 in the corresponding period of 1995.

     Net earned premium for the first nine months of 1996 was $57,252,000 as compared to $63,560,000 for the first nine months of 1995. Net earned premium for the three months ended September 30, 1996 and 1995 was $19,849,000 and $24,908,000, respectively. Net earned premium generally follows the pattern of written premium; however, the run-off of the property book in 1995 resulted in net earned premium which exceeded net written premium in 1995. In addition, the Company accrued $1,354,000 of additional reinstatement premium in the third quarter of 1996 due to increased reserves on certain reinsured losses.

     Commission income, based on gross premiums earned and net underwriting profits, during the first nine months of 1996 was $6,871,000 compared to $8,063,000 during the corresponding period of 1995, and $2,482,000 for the three months ended September 30, 1996 as compared to $2,589,000 for the corresponding period of 1995. The decrease for the first nine months of 1996 was primarily a result of Navigators' decision to increase its participation in the aviation business managed by the Somerset Companies to 100%, which eliminated commission income paid by the former participants in the aviation insurance pool. Third quarter commission income remained fairly level despite the decrease in aviation commission, due to $755,000 of profit commissions earned during the third quarter of 1996 under the Company's management agreement with Riverside Underwriters plc ("Riverside") and Riverside Corporate Underwriters Limited, as described below.

     Investment income of $10,369,000 earned during the first nine months of 1996 was approximately the same as the corresponding period of 1995. Investment income was $3,251,000 for the three months ended September 30, 1996 as compared to $3,509,000 for the corresponding period in 1995. The decrease in the third quarter 1996 investment income was due primarily to decreased fiduciary investable funds held by the Somerset Companies.

     Included in pre-tax net income were $377,000 in realized capital gains for the first nine months of 1996 and $31,000 in realized capital gains for the same period last year. On an after tax basis, these realized gains represent $0.03 per share and $0.00 per share for the respective periods. Included in pre-tax net income for the three months ended September 30, 1996 and 1995 were realized capital gains of $31,000 and realized capital losses of $284,000, respectively. On an after tax basis, these realized gains and losses represent $0.00 and $(0.02) per share for the respective periods.

     The Company holds an equity interest in Riverside, which through its wholly-owned subsidiary, Riverside Corporate Underwriters Limited, is admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The Company records its share of Riverside's underwriting results when sufficient information becomes available to provide reasonable estimates of earned premiums and losses. Underwriting results became available during the third quarter and, as a result, the

Company recorded its share of the 1994 and 1995 underwriting earnings, $1,408,000 after taxes, during the third quarter of 1996.

     During the fourth quarter of 1996, the Company expects to reduce its investment in Riverside from a holding of approximately 27% of the outstanding shares to a holding of approximately 8%. The transaction to reduce the Company's ownership in Riverside is not expected to produce a material capital gain or loss. The Company will, however, remain entitled to receive from Riverside an amount equal to the aggregate dividends that it would have received if it had continued to hold its original investment to the extent such dividends are attributable to writings at Lloyd's by Riverside Corporate Underwriters Limited during the 1994, 1995 and 1996 years of account. In connection with the reduction of the Company's investment, Navigators Management Corporation has agreed to cease being manager of Riverside and Riverside Corporate Underwriters Limited, although Navigators Management Corporation will remain entitled to profit commissions with respect to 1994, 1995 and 1996 years of account.

     Expenses. The ratio of loss and loss adjustment expenses incurred to net premiums earned was 62.5% and 72.9% during the first nine months of 1996 and 1995, respectively, and 61.5% and 75.3% for the three months ended September 30, 1996 and 1995, respectively. The loss ratio for the first nine months of 1995 and for the three months ended September 30, 1995 includes additional net loss development of $10,721,000 and $4,500,000, respectively, from the Northridge, California earthquake, which occurred on January 17, 1994 (the "Northridge Earthquake"). The decrease in the 1996 loss ratio was due primarily to a return to more normal experience in comparison to the adverse development on losses from the Northridge Earthquake in 1995.

     Commission expense as a percentage of net premiums earned was 14.6% and 13.9% during the first nine months of 1996 and 1995. For the three months ended September 30, 1996 and 1995, commission expense as a percentage of net premiums earned was 15.3% and 11.9%, respectively. The increases in the 1996 commission expense ratios are primarily due to the additional reinstatement premiums previously discussed and reductions to the third quarter 1995 commission expenses due to additional profit commissions.

     Other operating expenses decreased 10% to $14,334,000 during the first nine months of 1996 from $15,976,000 during the corresponding period of 1995. This decrease was primarily due to the severance charges incurred in the first quarter of 1995 and savings on operational expenses resulting from the Company's restructuring and headcount reduction that began in early 1995. Other operating expenses increased 10% to $5,328,000 for the three months ended September 30, 1996 from $4,843,000 for the same period in 1995. The increase for the third quarter of 1996 was primarily due to the costs associated with the opening of the offices in London, England and Sydney, Australia and the Company's bonus program which is a function of return on equity.

     Interest expense decreased 6% to $1,439,000 during the first nine months of 1996 from $1,532,000 during the corresponding period of 1995. This decrease was primarily due to the paydown of the term loan balances and, to a lesser extent, to a decrease in the interest rate on debt, partially offset by the $368,000 of interest expense on the Company's rollback liability under Proposition 103 settled with the State of California Insurance Department on March 19, 1996. Interest expense decreased 33% to $306,000 during the third quarter of 1996 from $459,000 during the same period of 1995. This decrease is due to the paydown of the term loan balances and a decrease in the interest rate on the debt.

     The effective tax rate, excluding the equity income in affiliated company, was 23.4% and 19.4% for the nine months ended September 30, 1996 and 1995, respectively. The effective tax rate, excluding the equity income in affiliated company, was 21.8% and 21.9% for the three months ended September 30, 1996 and 1995, respectively. The increase in the nine month tax rate resulted primarily from a greater portion of total income being attributable to underwriting income and, therefore, a lesser portion being attributable to tax exempt income and, to a lesser extent, from an increase in state taxes.

     Net Income. For the first nine months of 1996, the Company had after tax income of $13,261,000 compared to after tax income of $8,111,000 for the same period last year. On a per share basis, this represents net income of $1.60 and $0.99 for the first nine months of 1996 and 1995, respectively. For the three months ended September 30, 1996, the Company had after tax income of $5,252,000 compared to after tax income of $3,080,000 for the same period in 1995. On a per share basis, this represents net income of $0.63 and $0.38 for the three months ended September 30, 1996 and 1995, respectively. The improvement for the nine month and three month periods ending September 30, 1996 compared to the same periods in 1995 was primarily due to a return to normal experience in comparison to the losses from the Northridge Earthquake as well as the profits recorded related to Riverside. The profits recorded related to Riverside of $1,408,000 increased the 1996 earnings per share by $0.17 for both the three months and nine months ended September 30, 1996.

Liquidity and Capital Resources

     Cash flow from operations was $2,788,000 and $27,247,000 for the first nine months of 1996 and 1995, respectively. Cash decreased from $7,333,000 at December 31, 1995 to $823,000 at September 30, 1996 primarily as a result of $2,500,000 of cash used for the repayment of bank loans and increases in the investment portfolio. Cash used in operations during 1996 included payments on previously established reserves for the Northridge Earthquake. The Company believes that the cash flow generated by the operating activities of the Company's subsidiaries, including the Somerset Companies, will provide sufficient funds for the Company to meet its liquidity needs.

     Invested assets, at market value, increased 2% during the first nine months of 1996 to $232,892,000 at September 30, 1996 as compared to $228,127,000 at December 31, 1995. Investment income during the nine months of 1996 was $10,369,000.

     The Company has entered into a credit agreement dated as of August 5, 1994. As of June 1, 1996, the interest rate applicable to the term loan borrowed under the credit agreement was reduced to 1% over the index rate. As of September 30, 1996, the credit agreement was amended (a) to defer until November 30, 1996 the payment of $3,750,000 in principal that would otherwise have been due on September 30, and (b) to waive compliance as of June 30, 1996 with the requirement that the Company, as a stand alone entity, hold at least $2,000,000 in liquid assets. The Company expects to amend on or prior to November 30, 1996, the credit agreement to extend further the period within which to make principal payments under the term loan of such credit agreement and to make certain other changes to such credit agreement. Pursuant to the existing credit agreement, the Company may borrow, subject to certain conditions, up to an aggregate of $5,000,000 in revolving credit loans. As of September 30, 1996, the Company had outstanding $15,000,000 in term loans and $2,000,000 in revolving credit loans under the credit agreement.

     The Company's consolidated stockholders' equity was $110,550,000 at September 30, 1996, an increase from $99,076,000 at December 31, 1995.

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

          None.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          (a) Exhibits:

          Exhibit No.               Description of Exhibit

              27.1                  Financial Data Schedule

          b)      Reports on Form 8-K:
                  There were no reports on Form 8-K filed for the nine months ended September 30, 1996.

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


November 14, 1996                             /s/ W. Allen Barnett
-----------------                            ----------------------------------
   (Date)                                     W. Allen Barnett, Senior Vice
                                              President, Chief Financial Officer

                                INDEX TO EXHIBITS

                                                    Sequentially
                                                    Numbered
Exhibit No.    Description of Exhibit               Page
----------     ----------------------               -------------
  27.1         Financial Data Schedule