Form 10-K
period 1996-12-31
NAVIGATORS GROUP INC
filed 1997-03-31
CIK 793547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                   FORM 10-K

     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from ___ to ____

                          COMMISSION FILE NO. 0-15886

                           THE NAVIGATORS GROUP, INC.
             (Exact name of registrant as specified in its charter)


                DELAWARE
    (State or other jurisdiction of                    13-3138397
     incorporation or organization)       (I.R.S. employer identification no.)

 123 WILLIAM STREET, NEW YORK, NEW YORK                  10038
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:  (212) 406-2900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

Aggregate market value of voting stock held by non-affiliates as of March 26, 1997 - $68,878,145
Common shares outstanding March 26, 1997 - 8,280,400

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1996 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS


GENERAL

     The Navigators Group, Inc. (the "Group") is a holding company with 15 wholly owned subsidiaries. Unless the context otherwise requires, the term "Company" as used herein means the Group and its subsidiaries.

     Two of the Company's subsidiaries are insurance companies: Navigators Insurance Company and NIC Insurance Company. Navigators Insurance Company is the Company's largest insurance company subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation, property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. NIC Insurance Company is a wholly owned subsidiary of Navigators Insurance Company, was licensed in 1989 and began operations in 1990. It underwrites a small book of surplus lines property insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance Company in exchange for assuming 10% of the total retained business of Navigators Insurance Company. Navigators Insurance Company and NIC Insurance Company are collectively referred to herein as "Navigators".

     Another subsidiary, Navigators Corporate Underwriters Limited ("NCUL"), which was formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability, commencing with the 1997 year of account.

     Nine of the Company's subsidiaries are a group of underwriting management companies: Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Re Management, Inc., Somerset Marine (UK) Limited ("Somerset (UK)"), Somerset Asia Pacific Pty Limited ("Somerset Asia") and Navigators Management Corporation ("NMC") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators and ten other unrelated insurance companies.

     Somerset Asia, a wholly-owned subsidiary, was created in the third quarter of 1996 and will operate from an office in Sydney, Australia. This office will concentrate on marine, energy and construction business primarily in Indonesia, Thailand, Malaysia, China and Vietnam. The Australia office began writing business in early 1997.

     Somerset (UK) Limited, formed in the fourth quarter of 1996, will serve as an agency office for Navigators and ten other unrelated insurance companies and will concentrate on business segments within marine, aviation, energy and construction business. Navigators expects to be authorized to operate a U.K. branch in mid 1997.

     The other subsidiaries of the Company are Somerset Casualty Agency, Inc., Somerset Property, Inc. and Somerset Marine Aviation Property Managers, Inc., which are either inactive or in runoff.

     The Somerset Companies other then "Somerset (UK) and Somerset Asia (the "Acquired Somerset Companies") were acquired by the Company in 1994 pursuant to mergers (the "Mergers") that were approved by the stockholders of the Company at a special meeting held June 30, 1994. The Company accounted for the transfer of the Acquired Somerset Companies' assets and liabilities at historical cost under a method of accounting similar to "a pooling of interests" and, accordingly, has reported results of operations as if the Company and the Acquired Somerset Companies had been combined since inception.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. Navigators derives substantially all of its business from the Somerset Companies through either business written specifically for Navigators or direct participation in, or by reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of Navigators are managed by NMC which is being merged into Somerset Marine, Inc. in 1997 with Somerset Marine, Inc. as the surviving company.

     The Somerset Companies specialize principally in the following lines of business: marine, aviation, property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. In 1996 the Somerset Companies underwrote the marine business through a syndicate of insurance companies, Navigators having the largest participation in the syndicate. They derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from Navigators and other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums are cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

     Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

     In addition to its wholly-owned subsidiaries, as of December 31, 1995 the Company had a 21% ownership interest in Riverside Underwriters plc (formerly known as Navigators Underwriters plc) ("Riverside"). This ownership interest increased to 27% as of January 1, 1996 and had decreased to approximately 8% at December 31, 1996. Riverside, a U.K. corporation, owns 100% of Riverside Corporate Underwriters Limited, a U.K. corporation, which has been admitted to underwrite at Lloyd's of London as a corporate name with limited liability.
The transaction to reduce the Company's ownership in Riverside did not produce a material capital gain or loss. The Company will, however, remain entitled to receive from Riverside an amount equal to the aggregate dividends that it would have received if it had continued to hold its original investment to the extent such dividends are attributable to writings at Lloyd's by Riverside Corporate Underwriters Limited during the 1994, 1995 and 1996 years of account. In connection with the reduction of the Company's investment, NMC will no longer be manager of Riverside and Riverside Corporate Underwriters Limited, although NMC will remain entitled to profit commissions with respect to the 1994, 1995 and 1996 years of account.

     The Group, a Delaware corporation, was incorporated in November, 1982. Navigators Insurance Company and NIC Insurance Company were incorporated in New York in July, 1981, and December, 1988, respectively. The Group directly owns 100% of Navigators Insurance Company, which in turn directly owns 100% of NIC Insurance Company.

LINES OF BUSINESS

     Navigators underwrites principally marine, aviation, property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. As underwritten by Navigators, marine insurance includes hull, energy, liability and cargo; aviation insurance includes hull and liability on commercial aircraft and on aircraft manufactures; property insurance includes primarily inland marine at present, but prior to 1995 primarily included large commercial and industrial "all risk" coverages; reinsurance includes property and casualty assumed business which has been in runoff since December 31, 1995 with only a few specialty treaties renewed in 1996; and non-marine insurance includes non-marine program business developed to augment Navigators' reinsurance book. In 1996, Navigators began to underwrite onshore energy primarily covering property damage and machinery breakdown. See the table set forth in "Management's Discussion and Analysis - Results of Operations - Revenues" for Navigators' gross written premium by line of business and net written premium in the aggregate for the periods indicated.

MARINE INSURANCE

     Navigators obtains its marine business through its direct participation in the pool managed by certain Somerset Companies and through its reinsurance of one or more members of this pool. The composition of the pool and the level of participation of each member changes from time to time.

     As of December 31, 1996, members of the marine pool consisted, in addition to Navigators, of Christiania General Insurance Corporation of New York, Colonia Insurance Company, Employers Mutual Casualty Co., Farmers Mutual Hail Insurance Company of Iowa, Harleysville Mutual Insurance Company, National Liability and Fire Insurance Co., Pennsylvania Lumbermens Mutual Insurance Company, Insurance Corporation of New York, Worcester Insurance Company and Sorema North America Reinsurance Company as participants. Navigators' net participation in the marine pool was approximately 41% in 1996, 42% in 1995 and 48% in 1994.

     The Somerset Companies in 1996, 1995 and 1994 received commissions equal to 7.5% of the gross premium earned on marine insurance. They also are entitled to receive a 20% contingent commission on net underwriting profits.

AVIATION INSURANCE

     Since October 1, 1995, Navigators writes 100% of the aviation business produced by the Somerset Companies. Through September 30, 1995, Navigators received its aviation business both as a direct participant, and as a reinsurer of the same pool members as participate in the marine pool. Navigators' net share of the aviation pool was approximately 56% for the first nine months of 1995 and 48% in 1994. The aviation pool is managed by one of the Somerset Companies, which received commissions equal to 7.5% of the gross earned premiums, and is entitled to receive a 20% contingent commission on net underwriting profits.

PROPERTY AND INLAND MARINE INSURANCE

     In 1996, Navigators wrote 100% of the property business (primarily inland marine) produced by the Somerset Companies. In 1995, Navigators received its property insurance through direct participation in a pool managed by certain Somerset Companies. Navigators' participation in the pool was 85% in 1995 and 1994. The remaining 15% was written by an unaffiliated insurance company.
This business consists primarily of inland marine risks, although prior to 1995 this business consisted primarily of large commercial and industrial property risks. The Somerset Companies in 1995 and 1994 received commissions on property insurance equal to 10% of gross earned premiums and were entitled to receive a 20% contingent commission on net underwriting profits. The Somerset Companies received commissions on inland marine insurance equal to 7.5% in 1996 and 1995 and 10% in 1994, of gross earned premiums and were entitled to receive a 20% commission on net underwriting profits. In late 1994, Navigators decided to cease writing large commercial and industrial property risks and therefore written premium volume in this line in 1995 and 1996 was significantly less than in 1994.

ONSHORE ENERGY

     In 1996, Navigators began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown.

SPECIALTY REINSURANCE AND NON-MARINE INSURANCE

     Navigators receives its reinsurance business through direct participation in a book of business managed by one of the Somerset Companies. Navigators' participation in this business was 100% in 1996 and 1995, and 95% in 1994. The remaining 5% in 1994 was written by an unaffiliated insurance company. This reinsurance premium consists primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. The managing company in 1996, 1995, and 1994 received commissions of 7.5% of gross earned premium and was entitled to a contingent commission of 20% of net underwriting profits. During 1995 Navigators began writing 100% of a book of non-marine program business managed by the same Somerset Company.

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

     Navigators' reinsurance security committee continually monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. To the extent that it is determined that the ultimate amount collectible is less than the amount recorded on a receivable, a reserve is established. At each of December 31, 1996 and 1995, the Company had an allowance for uncollectible reinsurance of $800,000.

RESERVES

     Insurance companies are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses ("LAE") for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE for insurance companies such as Navigators is dependent upon the receipt of information from the various pools in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to the pools and, subsequently, to Navigators.

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

     Navigators records only those premiums which are reported to it through the end of each calendar year. However, Navigators does estimate premiums related to quarterly reports from the pool manager which have not been received prior to preparation of the financial statements. There are two types of premium reporting lags to which Navigators may be subject. First, there is an inherent delay in the reporting of treaty reinsurance due to the fact that there is a lag between the time that premium and loss activity is recorded on the books of the reinsureds and the time the reinsured reports those activities to the reinsurer. Second, a substantial portion of the premiums Navigators derives is from international business. In this business, there is a significant time lag from the time the policy is bound overseas to the receipt of the policy by the pool manager, at which time the pool manager records the premium in its records. Considerable premium relating to a fiscal year is reported in subsequent years at the pool level and, therefore, at Navigators as well. To the extent a lag exists in the reporting of, and Navigators' accounting for, such premiums, a comparable lag occurs in this recording of related incurred but not reported losses and LAE which properly matches recorded revenue with related expenses.

     Navigators does not discount its reserves in an attempt to estimate the present value of losses or LAE that may eventually be paid or for any other reason. The accompanying tables present an analysis of losses and LAE.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                              1996            1995              1994
                                                                            ---------       ---------         ---------
                                                                                      (in thousands)
Net reserves for losses and LAE at
  beginning of year ..............................................          $138,761         $135,377        $103,176
Provision for losses and LAE for
  claims occurring in the current year ..........................             51,429           54,030          97,145
Increase (decrease) in estimated losses and
  LAE for claims occurring in prior years.........................            (2,452)           7,023           1,130
                                                                            --------         --------         -------
Incurred losses and LAE ..................................................    48,977           61,053          98,275
                                                                            --------         --------         -------
Losses and LAE payments for claims
occurring during:
Current year ..........................................................      (15,439)         (10,482)        (33,374)
Prior years ...........................................................      (39,741)         (47,187)        (32,700)
                                                                            --------         --------         -------
Losses and LAE payments ...............................................      (55,180)         (57,669)        (66,074)
                                                                            --------         --------         -------
Net reserves for losses and LAE at end of year....................           132,558          138,761         135,377
Reinsurance receivables on unpaid losses and LAE ..............              137,043          135,093         179,521
                                                                            --------         --------         -------
Gross reserves for losses and LAE at end of year ................           $269,601         $273,854        $314,898
                                                                            =========        =========       =========

     The table below presents the development of Navigators' GAAP balance sheet reserves for 1986 through 1996. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

     For each calendar year end, the net reserves for losses and LAE are not adjusted in the table to reflect additional premiums reported to Navigators in subsequent calendar years. However, the remainder of the table allocates losses and LAE reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1994 and was not reported to Navigators until 1996, the amount of such loss will appear as a deficiency in both 1994 and 1995, although the premiums related to the policy may not be reported in income until 1995. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

                              1986      1987     1988      1989     1990     1991    1992       1993     1994     1995      1996
                              ----      ----     ----      ----     ----     ----    ----       ----     ----     ----      ----
                                                          (in thousands)
Net reserves for losses
 and LAE................... $30,412  $51,364  $54,326  $59,477  $70,457  $77,507  $89,361  $103,176  $135,377  $138,761  $132,558
Reserves for losses and
 LAE re-estimated as of:
  One year later...........  30,645  52,018   53,841   61,449    71,643   80,478   94,785   104,306   142,400   136,309
  Two years later..........  30,579  51,795   53,466   62,206    73,849   80,937   98,062   102,831   139,139
  Three years late ........  31,644  49,163   51,297   61,255    73,441   81,322   98,338   101,537
  Four years later.........  30,717  47,023   49,356   60,062    73,349   80,652   97,257
  Five years later.........  29,256  45,775   48,105   60,476    72,706   79,469
  Six years later..........  29,453  44,699   48,056   60,490    71,730
  Seven years later........  28,602  44,701   48,176   60,382
  Eight years later  ......  28,486  44,355   48,157
  Nine years later ........  28,383  43,947
  Ten years later  ........  29,099
Net cumulative redundancy
(deficiency)..............    1,313   7,417    6,169     (905)   (1,273)  (1,962)  (7,896)   1,639    (3,762)    2,452
Net cumulative paid as of:
   One year later..........   9,872  15,214   13,772   17,593    22,784   25,741   37,998   32,700    47,187    39,741
   Two years later.......... 15,712  23,531   22,354   29,694    36,532   43,688   54,552   53,603    69,960
   Three years later........ 19,131  27,810   29,134   37,032    47,060   51,753   65,997   62,769
   Four years later ........ 20,650  32,625   33,178   43,270    51,769   59,308   72,063
   Five years later ........ 22,945  34,289   37,255   46,066    57,421   63,138
   Six years later.......... 23,780  37,337   38,299   50,456    60,291
   Seven years later ....... 25,171  37,492   41,705   52,521
   Eight years later ....... 24,990  39,738   43,120
   Nine years later  ....... 26,178  40,261
   Ten years later  ........ 26,736

Gross liability-end of year ..................................................... 224,191  247,346  314,898   273,854   269,601
Reinsurance recoverable  ........................................................ 134,830  144,170  179,521   135,093   137,043
Net liability-end of year  ......................................................  89,361  103,176  135,377   138,761   132,558

Gross re-estimated latest  ...................................................... 285,082  273,988  351,314    291,373
Re-estimated recoverable latest  ................................................ 187,825  172,451  212,175    155,064
Net re-estimated latest  ........................................................  97,257  101,537  139,139    136,309

Gross cumulative (deficiency)  .................................................. (60,891) (26,642) (36,416)   (17,519)

     The net cumulative deficiencies for the years ended December 31, 1989 through 1992 resulted primarily from the allocation of losses to the appropriate calendar years without regard to any additional premiums relating to such calendar years which were reported to and recorded by Navigators in subsequent periods. These deficiencies are offset, in part, by additional net earned premiums for such respective calendar years reported and recorded by Navigators in subsequent years. The net deficiency for 1994 resulted from further development of losses from the Northridge, California earthquake (discussed below). The Company had net cumulative redundancies for the remainder of the years shown in the table.

     The gross cumulative deficiencies for the years ended December 31, 1992 through the year 1995, resulted primarily from a settlement during 1996 of the Exxon Valdez loss occurring in 1989, of approximately $11,300,000, development during 1995 of approximately $26,000,000 for the 1994 Northridge Earthquake loss and other losses that developed to a lesser extent during this period. A majority of the development of these losses was reinsured.

     Management believes that Navigators' reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

ENVIRONMENTAL POLLUTION AND ASBESTOS RELATED CLAIMS

     In 1996 and 1995, Navigators paid a gross amount of $2,794,000 and $2,251,000 and a net amount of $425,000 and $117,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 1996 and 1995, Navigators carried a gross reserve of $5,421,000 and $4,783,000, respectively, and net reserve of $1,042,000 and $876,000, respectively, for the potential exposure of Navigators to such claims. Management believes that its reserves for such claims are adequate, because Navigators' participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage. For the year ended December 31, 1996 and 1995, open claims with environmental pollution and asbestos exposure amounted to 2,024 and 1,594, respectively. Management will continue to review its exposure to and reserves for such claims. Management believes that any potential exposure of Navigators to these claims exists predominately in connection with the marine business.

INVESTMENT POLICY

     The investments of the Company's various subsidiaries must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and NIC Insurance Company. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks and common stocks, real estate mortgages and real estate. Navigators has no investment in derivatives, and its investment guidelines preclude the acquisition of derivatives.

     Navigators' investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis. The investments are managed by various professional fixed income and equity portfolio managers. Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus. Navigators seeks to obtain these objectives by investing principally in municipal bonds and, U.S. Government obligations, corporate bonds, and preferred and common stock. Due to the Company being in an alternative minimum tax ("AMT") position, the Finance Committee of the Board of Directors is reviewing the Company's concentration in municipal bonds and is likely to reduce the municipal bond portfolio in 1997. Navigators' investment guidelines require that at least 90% of the fixed income portfolio be rated "A-" or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities including preferred stocks rated at BBB-/Baa-.

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

     The following tables reflect the consolidated investments of the Company. The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis, for Navigators Insurance Company and NIC Insurance Company together as a group (including an incidental amount from the parent company), and for the Somerset Companies together as a group, for the three years ended December 31, 1996:


                                                                         Year Ended December 31,
                                                                      -------------------------------
                                                                        1996       1995       1994
                                                                      ---------  ---------  ---------
                                                                              (in thousands)
The Company Consolidated
------------------------
Average investments .........................................         $252,618   $247,391   $228,749
Net investment income ......................................            13,614     14,143     13,034
Average yield ...................................................         5.39%      5.72%      5.70%

Navigators Insurance Company and
--------------------------------
 NIC Insurance Company
---------------------
Average investments .........................................         $231,111   $217,639   $189,296
Net investment income ......................................            12,578     12,422     11,650
Average yield ....................................................        5.44%      5.71%      6.15%

The Somerset Companies(1)
-------------------------
Average investments .........................................         $ 21,507   $ 29,752   $ 39,453
Net investment income ......................................             1,087      1,721      1,384
Average yield ....................................................        5.05%      5.78%      3.51%

(1) Included in the Somerset Companies average investments are fiduciary cash and short-term investments, not included in the balance sheet, on which the Somerset Companies earn investment income. See Note 6 to the Company's Consolidated Financial Statements.

The following table summarizes the consolidated non-affiliated cash and investments of the Company as of December 31, 1996:



                                                                    Carrying Value                Percent
                                                                    (in thousands)                of Total
                                                                    ----------------              ---------
Cash and short-term investments .................................       $  13,286                     5%
U.S. Treasuries .................................................           9,738                     4
Municipal bonds  ................................................         176,931                    74
Mortgage backed securities  .....................................          21,792                     9
Asset backed securities  .........................................          4,131                     2
Corporate bonds  ..................................................         1,192                     1
Redeemable preferred stocks........................................         1,288                     1
Common stocks......................................................        10,281                     4
                                                                         ---------                  ----
 Total .............................................................     $238,639                   100%
                                                                         ========                   ====

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

     The Insurance Department of the State of New York (the "New York Department") is the Company's principal regulatory agency. In 1996, Navigators Insurance Company was deemed to be "commercially domiciled" in California based on past premium volume written in the state and, as a result, the Company was subject to certain provisions of the California insurance holding company laws, particularly those governing changes in control, the payment of stockholder dividends and intercompany transactions. An insurer's status as "commercially domiciled" is determined annually under a statutory formula. The statutory formula was revised in California effective January 1, 1997, and as a result, Navigators Insurance Company is no longer deemed to be "commercially domiciled" in California as of such date.

     The New York Insurance Law provides that no corporation or other person may acquire control of the Company, and thus indirect control of Navigators, unless it has given notice to Navigators, and obtained prior written approval of the Superintendent of Insurance of the State of New York for such acquisition. In New York, any purchaser of 10% or more of the outstanding shares of the Company's common stock would be presumed to have acquired control of the Company, unless such presumption is rebutted.

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

     Navigators Insurance Company is licensed to engage in the insurance and reinsurance business in 47 states, the District of Columbia and Puerto Rico and is an approved reinsurer in two of the remaining three states. NIC Insurance Company is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer in 29 other states and the District of Columbia.

     As part of its general regulatory oversight process, the New York Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and NIC Insurance Company are currently being examined by the New York Department for the years 1991 through 1995.

     The Insurance Regulatory Information System ("IRIS") was developed by the National Association of Insurance Commissioners ("NAIC") and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 1994 and 1995, due primarily to losses from the Northridge Earthquake (discussed in item 7), the Company's results were outside of the usual value for one ratio (the "Two-Year Overall Operating" ratio). As of December 31, 1996, the Company's results were within the usual values for all IRIS ratios.

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

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by the Company, the risk-based capital level for the Company's insurance subsidiaries exceeds a level that would trigger regulatory attention. In their respective 1996 statutory financial statements, the Company's insurance subsidiaries have complied with the NAIC's risk-based capital reporting requirements.

     In addition to regulations applicable to insurance agents generally, the Somerset Companies are subject to Managing General Agents Acts in their domicile jurisdictions and in certain jurisdictions where they do business.

COMPETITION

     The property and casualty insurance industry is highly competitive. The demand for low-cost, high quality service has created difficult conditions in the domestic property and casualty market, including a leveling or reduction in premium rates in certain lines of business in which the Company competes, which the Company believes will not improve dramatically in the foreseeable future.

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

     No single insured or reinsured accounted for 10% or more of the Company's gross written premium in 1996.

EMPLOYEES

     As of December 31, 1996, the Company employed 119 people.

ITEM 2. PROPERTIES

     The Company's administrative offices are occupied pursuant to a lease which expires May 14, 2000, from an unaffiliated company, in a building located at 123 William Street, New York, New York. Each of the Somerset Companies has various noncancellable operating leases for its office facilities. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries is a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company and its subsidiaries.

     In November 1988, the voters of the State of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the California Insurance Department to settle its rollback liability under Proposition 103. The settlement cost the Company approximately $2.0 million net of recoveries from reinsurers of which $1.0 million was recorded in each of 1995 and 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock is traded over-the-counter (The Nasdaq National Market) under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     The high and low bid prices for the four quarters of 1996 and 1995 are as follows:


                                          1996                 1995
                                    -----------------      ------------
                                    High         Low       High    Low
                                    ----         ---       ----    ---
First Quarter  ................       $20.25      $15.63  $19.75  $13.17
Second Quarter  ............          $19.50      $15.75  $15.75  $12.75
Third Quarter  ...............        $19.63      $16.00  $18.50  $13.50
Fourth Quarter  .............         $20.25      $17.75  $19.50  $16.75

STOCKHOLDERS

     There were approximately 100 holders of record of shares of Common Stock as of March 28, 1997. However, Management believes there are in excess of 1,000 beneficial owners of the Company's common stock.

DIVIDENDS

     The Company has not paid or declared any cash dividends on its common stock. While there presently is no intention to pay cash dividends on the common stock in the foreseeable future, future declarations, if any, and the amounts of such dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition and business needs, restrictive covenants under debt arrangements, the capital and surplus requirements of its subsidiaries and applicable government regulations.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1996. The information for the five years ended December 31, 1996 has been derived from the audited consolidated financial statements of the Company. See the Consolidated Financial Statements of the Company including notes thereto included herein.

                                                                 Year Ended December 31,
                                         -------------------------------------------------------------------
                                           1996        1995           1994             1993           1992
                                        ----------  -----------  ----------------  -------------    --------
                                                         (in thousands, except per share amounts)
     OPERATING INFORMATION
     Revenues:
      Net earned premium .............    $ 78,731    $87,908        $90,483            $96,843        $69,802
      Commission income ..............       8,798     10,659         10,857              9,889          8,865
      Net investment income ..........      13,614     14,143         13,034             11,588         11,323
      Net realized gains (losses)              503        291           (863)               521          1,909
      Other income ...................       1,142        713            381                112            114
                                          --------    --------        -------            -------        --------
            Total revenues ...........     102,788    113,714         113,892            118,953         92,013
                                          --------    --------        -------            -------        --------
      Operating expenses:
       Net losses and loss adjustment
         expenses incurred ...........      48,977      61,053         98,275             66,544         51,654
       Commission expense ............      12,171      12,228         17,219              6,194          3,197
       Other operating expenses.......      20,417      22,534         22,212             20,824         19,528
       Interest expense ..............       1,737       2,336          2,080                273            186
       Merger expenses ...............          --          --          5,680                 --             --
                                          --------    --------        -------            -------        --------
              Total expenses .........      83,302      98,151        145,466             93,835         74,565
                                          --------    --------        -------            -------        --------
      Operating income (loss) before
       income taxes ..................    $ 20,874     $15,563       $(31,574)            $25,118        $17,448
       Net income (loss)(1)               $ 16,752     $12,582       $(20,495)            $21,585        $15,963
      Average common and common
       equivalent shares
       outstanding ...................       8,301        8,219         8,209               8,346           8,337
      Net income per share ...........    $   2.02        $1.53        $(2.50)              $2.59        $   1.91

      BALANCE SHEET INFORMATION
        (AT END OF PERIOD)
      Total investments(2) ...........    $239,261    $  228,126      $202,373            $198,145         $174,407
      Total assets ...................     457,095       435,552       474,031             431,028          376,371
      Loss reserves ..................     269,601       273,854       314,898             247,346          224,191
      Total liabilities ..............     341,553       336,476       396,508             313,751          273,330
      Total stockholders' equity(2) ..     115,542        99,076        77,523             117,277           103,041
      Book value per share(2) ........    $  14.03        $12.12         $9.51              $14.39         $   12.68


(1) Net income from 1993 and subsequent reflects the adoption of SFAS 113 and EITF Issue No. 93-6.

(2) Investments and stockholders' equity for 1994 and subsequent reflect the adoption of SFAS 115.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a holding company with twelve active wholly-owned subsidiaries. See "BUSINESS-General" included herein for a description of the Company.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. Navigators derives substantially all of its business from direct participation in, or by reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of Navigators are managed by NMC, one of the Somerset Companies.

     The Somerset Companies specialize principally in the following lines of business: marine, aviation and property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. In 1996, Navigators began to underwrite onshore energy business primarily covering property damage and machinery breakdown. In 1996, the Somerset Companies underwrote the marine business through a syndicate of insurance companies, Navigators having the largest participation in the syndicate. The Somerset Companies derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from Navigators and other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums are cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

     Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

RESULTS OF OPERATIONS

     General The 1994 results of operations of the Company were dominated by the Northridge, California earthquake, which occurred on January 17, 1994 (the "Northridge Earthquake"). The Company's pre-tax loss (including direct property losses of $35,388,000, reinsurance reinstatement premiums of $1,925,000 and reinsurance assumed losses of $1,952,000, but net of reinsurance) in 1994 from the Northridge Earthquake totalled $39,265,000. As a result of this loss, management restructured the Company by withdrawing from the large commercial and industrial property business which produced most of the earthquake loss, emphasizing its core ocean marine and aviation business, and developing its inland marine business as well as a new non-marine program book of business.

     The results of 1996 and 1995 reflect this restructuring in that written premiums have been reduced while the continuing book of business has produced profits. However, the 1995 results also reflect the further development of losses from the Northridge Earthquake. During 1995 the total reported gross losses on direct property claims arising from the Northridge Earthquake increased approximately $18,340,000 from $125,361,000 to $143,701,000. The
Company also added gross bulk reserves of $11,000,000 at September 30, 1995, which are expected to cover any further deterioration of losses from the Northridge Earthquake. On a net basis, the incurred losses relating to the Northridge Earthquake represented pre-tax charges of approximately $10,721,000 in 1995. There was no further development of the losses from the Northridge

Earthquake in 1996, however, there can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

     Revenues Gross written premium decreased from $189.6 million in 1994 to $148.9 million in 1995 to $142.5 million in 1996. The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:



                                                         Year Ended December 31,
                                        --------------------------------------------------------------
                                                    1996                    1995              1994
                                        -----------------------------  ---------------  -----------------
                                                                  (in thousands)
Marine ............................         $ 51,948       36%        $ 61,684   42%      $ 65,046   34%
Aviation ..........................           41,142       29%          51,286   34%        48,482   26%
Property and Inland
 Marine ..........................            14,539       10%          11,620    8%        45,989   24%
Onshore Energy  ..............                 6,902        5%             __      __           __    __
Specialty Reinsurance
 and Non-Marine
 Program Insurance .........                  27,993       20%           24,317   16%       30,035   16%

Total Gross
Written Premium.......                       142,524      100%          148,907  100%      189,552  100%

Ceded Written Premium.....                   (58,356)                   (67,639)           (98,001)

Total Net
Written Premium.......                       $ 84,168                  $ 81,268           $ 91,551

     Marine Premiums. Navigators' gross marine premium decreased 5% from 1994 to 1995 and 16% from 1995 to 1996. The 1995 decrease was due to Navigators' reduced participation in the marine pool along with premium rate decreases.
The 1996 decrease was due primarily to decreases in premium rates. The competition causing premium rates to decrease affects the gross written premium in that less premium is received for the policies written or the Company may decide to not write the policy. Management believes pricing in marine premium is subject to increased competition.

     Aviation Premiums. Navigators' aviation gross written premium increased 6% from 1994 to 1995 reflecting the increase in Navigators' participation in the aviation pool from approximately 56% for the first nine months of 1995 to 100% beginning October 1, 1995. The 20% reduction in Navigators' aviation gross written premium from 1995 to 1996 was due to Navigators withdrawing from the general aviation business in order to concentrate on the major airlines and manufacturers, to price competition and to a general decrease in the amount of exposure per risk.

     Property and Inland Marine Premium. Navigators' gross property and inland marine premium decreased 75% from 1994 to 1995. In 1994, this business consisted primarily of large commercial and industrial property risks, which was essentially a property catastrophe book of business, with a relatively small amount of inland marine risks. In late 1994, Navigators decided to cease writing large commercial and industrial property risks and to concentrate on inland marine risks and, therefore, 1995 gross written premium is primarily inland marine. The 25% increase in this line of business from 1995 to 1996 reflects the emphasis placed on inland marine in 1996. However, due to heavy price competition and possible adverse selection in competing with the major carriers, less emphasis will be placed on inland marine going forward.

     Onshore Energy. In 1996, Navigators began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown.

     Specialty Reinsurance and Non-Marine Insurance Premium. During the early part of 1996, Navigators' management decided to discontinue writing assumed reinsurance, with the exception of a few specialty contracts. The reduction in reinsurance premium was partially offset in 1996 by an expansion of the specialty program business.

     Net Written Premium. Navigators net written premium decreased 11% from 1994 to 1995 primarily due to the decrease in the property premium. The 4% increase in net written premium from 1995 to 1996 was primarily due to Navigators increasing its participation in the aviation pool to 100% at October 1, 1995 and to less premium being ceded. The decreases in the ceded premium are reflective of decreases in the gross written premium but are also due to price competition in the reinsurance business.

     Net Earned Premium. The 3% decrease in net earned premium from 1994 to 1995 was due to the decrease in the net written premium partially offset by the run-off of the property business cancelled in 1994 and 1995. The 10% decrease in net earned premium from 1995 to 1996 was primarily due to the decrease in the 1995 net written premium and the effect that the property business run-off had on the 1995 net earned premium.

     Commission Income. Commission income decreased 17% to $8.8 million in 1996 from $10.7 million in 1995 primarily due to Navigators increasing its participation to 100% at October 1, 1995 in the aviation business managed by the Somerset Companies, which eliminated commission income paid by the former participants in the aviation insurance pool. The 1996 commission income includes $826,000 of profit commissions earned under the Company's management agreement with Riverside. Commission income decreased 2% to $10.7 million in 1995 from $10.9 million in 1994 reflecting the withdrawal from the property catastrophe business. The commission income is also affected by profit commissions from the marine pool.

     Net Investment Income. Net investment income decreased 4% to $13.6 million in 1996 from $14.1 million in 1995 due to decreased fiduciary funds held by the Somerset Companies, the effect on invested assets from payments of earthquake losses and generally lower yields. Net investment income increased 9% to $14.1 million in 1995 from $13.0 million in 1994 due primarily to an increased amount of invested assets.

     Reinsurance Ceded. In the ordinary course of business, Navigators reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. Ceded written premium decreased from $98.0 million in 1994 to $67.6 million in 1995 to $58.4 million in 1996 reflecting decreases in gross written premium and lower prices in the reinsurance market.

     Expenses. The ratio of loss and loss adjustment expenses incurred to net earned premium was 62.2%, 69.5% and 108.6% in 1996, 1995 and 1994, respectively. The 1994 loss ratio was adversely impacted by the Northridge Earthquake. The loss ratio improved in 1995 compared to 1994, even though 1995 included significant adverse development from the Northridge Earthquake losses. This was due primarily to a return to more normal experience in comparison to the 1994 losses from the Northridge Earthquake, various airline losses and reinsurance costs in 1994. The Northridge Earthquake increased the loss ratio by 12.2% and 43.4% in 1995 and 1994, respectively. The improved loss ratio in 1996 compared to 1995 was due primarily to a return to more normal experience. The lower rates in the marine business was partially offset by lower costs for reinsurance.

     Commission expense as a percentage of net earned premium was 15.5%, 13.9% and 19.0% for 1996, 1995 and 1994, respectively. The decrease in 1995 compared to 1994 was due primarily to a reduction in the amount of Northridge Earthquake reinstatement premiums incurred during the year. The reinstatement premiums in 1994 caused earned premiums to decline but did not result in corresponding ceding commissions. The increase in the 1996 commission expense ratio compared to 1995 was primarily due to the reversal of approximately $519,000 of contingent commissions receivable recorded in 1995 on certain ceded contracts which had loss development during 1996.

     Other operating expenses as a percentage of net earned premium were 24.5%, 25.6% and 24.0% for 1996, 1995 and 1994, respectively. Severance charges as a result of a reduction in staff accounted for approximately $968,000 of the operating expenses in 1995 partially offset by a commensurate decrease in salary expense. The decrease from 1995 to 1996 reflected the staff cuts in 1995 partially offset by the opening of the new offices in London and Australia in late 1996.

     Interest expense is due primarily to funds borrowed in 1994 to replace capital as a result of losses from the Northridge Earthquake. The decrease in the interest expanse from 1995 to 1996 is due primarily to paying down part of the loan balance and lower interest rates. The 1996 and 1995 interest expense includes $368,000 and $380,000 of interest expense on the Company's rollback liability under California Proposition 103.

     Income Taxes. The income tax expense was $4.7 million for 1996 and $3.0 million for 1995. There was an income tax benefit of $11.0 million for 1994 primarily attributable to the losses from the Northridge Earthquake. The effective tax rates for 1996, 1995 and 1994 were 20%, 19% and (35%), respectively. The Company had net operating loss carryforwards of $4.9 million at December 31, 1994 and $3.0 million at December 31, 1995 which was fully utilized in 1996. The Company had alternative minimum tax ("AMT") carryforwards of $5.8 million, $3.1 million and $0.8 million at December 31, 1996, 1995 and 1994, respectively. The AMT carryforwards were primarily attributable to the tax benefits from the municipal bond interest. The Company is reviewing its investment philosophy and will most likely reduce its municipal bond portfolio.

     As of December 31, 1996 the net deferred Federal tax asset was $9.5 million as compared to $8.9 million at December 31, 1995. At December 31, 1995 the Company had a $775,000 valuation allowance against its deferred Federal tax asset. Management believes that it is more likely than not that the net deferred Federal tax asset recorded at December 31, 1996 is realizable and therefore, has not provided for any valuation allowance at December 31, 1996. This belief stems from a long history of taxable income prior to the Northridge Earthquake in 1994, the immediate actions management took to prevent another loss of such magnitude, and the inclusion of taxable income generated by the Somerset Companies in the Federal income tax return beginning July 1, 1994.

     Equity Income in Affiliated Company. The Company holds an equity interest in Riverside, which through its wholly-owned subsidiary, Riverside Corporate Underwriters Limited, is admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The Company records its share of Riverside's underwriting results when sufficient information becomes available to provide reasonable estimates of earned premiums and losses. During 1996, primarily in the third quarter, the Company recorded its share of the 1994 and 1995 underwriting earnings amounting to $1,387,942 after tax.

     Net Income. The Company's net income improved in 1995 to income of $12.6 million from a loss of $20.5 million in 1994. The 1994 loss was primarily attributable to the Northridge Earthquake which also adversely impacted 1995 earnings as previously discussed. The 1996 net income of $16.8 million reflects more normal experience even with the rate decreases in the marine business.

     In November 1988, the voters of the State of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the Commissioner to settle its rollback liability under Proposition 103. The settlement cost the Company approximately $2.0 million net of recoveries from reinsurers of which approximately $1.0 million was recorded in each of 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations was $7.3 million, $26.6 million and $5.3 million for 1996, 1995 and 1994, respectively. Operating cash flow has been used primarily to acquire additional investment assets with net purchases during 1996, 1995 and 1994 of $11.5 million, $12.8 million and $11.2 million, respectively.

     At December 31, 1996, there were no material commitments for capital expenditures, although the Company has committed approximately $1.0 million to enhance its hardware and software computer systems in 1997.

     Invested assets and cash (excluding fiduciary funds held by the Somerset Companies) have grown from $203.1 million at December 31, 1994 to $235.5 million at December 31, 1995 to $240.7 million at December 31, 1996. Investment income during this period was $13.0 million in 1994, $14.1 million in 1995 and $13.6 million in 1996. The average yield of the portfolio, excluding net realized capital gains, was 5.7% in 1994 and 1995 and decreased to 5.4% in 1996, reflecting the prevailing interest rates during those years. As of December 31, 1996, all debt and equity securities held by the Company were classified as available-for-sale securities.

     The majority of the invested assets are in municipal bonds rated "A" or better by Standard & Poor's or Moody's, or are in U.S. Treasury Bonds. Navigators has avoided investing in high yield bonds. Therefore, the Company has no significant exposure to credit risk since the Company's fixed maturity investment portfolio does not contain any non-investment grade bonds. The portfolio has an average maturity of less than seven years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity. This ensures the Company's ability to satisfy claims or expenses as they become due.

     The Company's credit agreement, which was amended on November 19, 1996 (the "Amended Credit Agreement"), provides for a $20 million revolving credit loan facility of which $17 million was being utilized at December 31, 1996 and a $30 million letter of credit facility of which $27.1 million (In Pounds Sterling 15.8 million) was being utilized at December 31, 1996. The letters of credit consist of In Pounds Sterling 2,585,000 for the Company's portion of the business conducted by Riverside and In Pounds Sterling 7,000,000 and In Pounds Sterling 6,250,000 for 1997 capacity being provided for two separate Lloyd's of London marine syndicates. The Amended Credit Agreement is collateralized by shares of common stock of the active subsidiaries of the Company other than NIC Insurance Company and Somerset Asia Pacific Pty Limited. The Amended Credit Agreement contains covenants common to agreements of this type. The aggregate amounts available under the revolving credit loan facility decrease in quarterly increments in the amount of $500,000 commencing with the quarter beginning January 1, 1997 through the quarter ended September 30, 1999, and in varying increments thereafter through December 31, 2002. See Note 4 to the Company's Consolidated Financial Statements.

     Total stockholders' equity was $115.5 million at December 31, 1996, a 16.6% increase for the year primarily as the result of the Company's earnings in 1996.

     As of December 31, 1996, the Company has paid approximately $128.4 million of claims related to the Northridge Earthquake, of which approximately $94.8 million is subject to indemnification by reinsurers. To date the Company has experienced no significant difficulties collecting reinsured losses.

     The Company was not in compliance with the NAIC's IRIS "Two-Year Overall Operating" ratio in 1995. The exceptional value derived from this ratio was primarily due to the underwriting losses resulting from the Northridge Earthquake. If the Two-Year Overall Operating ratio is 100% or more, the NAIC deems such results to be exceptional. During 1995, the Company's Two-Year Overall Operating ratio was 115%. The Company was within the usual values for all IRIS ratios as of December 31, 1996.

     The Company's reinsurance has been placed with various U.S. companies rated "A" or better by A.M. Best Company, Inc., as well as with foreign insurance companies and with selected syndicates of Lloyd's of London ("Lloyd's"). Certain syndicates at Lloyd's ("Loss Syndicates") and the Lloyd's market as a whole have reported significant losses in recent years. The Company has not placed any material amounts of reinsurance with these Loss Syndicates. Pursuant to the implementation of Lloyd's Plan of Reconstruction and Renewal, a significant portion of the Company's recoverables from the Loss Syndicates are now reinsured by Equitas (a separate U.K. Department of Trade authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account).

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

ECONOMIC CONDITIONS

     The Company is a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company's underwriting operations. They do, however, impact the Company's investment portfolio. In 1996, the Company's yield on its invested assets declined and the Company's investment income was negatively impacted by lower yields.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required in response to this section are submitted as part of Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and the executive officers of the Group is contained under "Election of Directors" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of the directors and officers of the registrant is contained under "Election of Directors" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS AND SCHEDULES: The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1

     2. EXHIBITS: The exhibits listed on the accompanying Index to Exhibits on the page which immediately follows page S-8.

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

                                             The Navigators Group, Inc.
                                             (Registrant)

Dated:  March 28, 1997                       By:/s/ BRADLEY D. WILEY
                                             --------------------------
                                             Bradley D. Wiley
                                             Senior Vice President, CFO
                                             and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     NAME                                        TITLE                            DATE
     ----                                        -----                            ----
/s/ TERENCE N. DEEKS                    President, Chairman and CEO
--------------------                    (Principal Executive Officer)           March 28, 1997
Terence N. Deeks

/s/ BRADLEY D. WILEY                    Senior Vice President, CFO & Secretary
--------------------                    (Principal Financial Officer)           March 28, 1997
Bradley D. Wiley

/s/ SALVATORE A. MARGARELLA             Vice President & Treasurer
---------------------------             (Principal Accounting Officer)          March 28, 1997
Salvatore A. Margarella

/s/ ROBERT M. DEMICHELE
-----------------------                 Director                                March 28, 1997
Robert M. DeMichele

/s/ LEANDRO S. GALBAN, JR.
--------------------------              Director                                March 28, 1997
Leandro S. Galban, Jr.

/s/ JOHN F. KNIGHT
------------------                      Director                                March 28, 1997
John F. Knight

/s/ MARC M. TRACT
-----------------                       Director                                March 28, 1997
Marc M. Tract

/s/ WILLIAM D. WARREN
---------------------                   Director                                March 28, 1997
William D. Warren

/s/ ROBERT F. WRIGHT
--------------------                    Director                                March 28, 1997
Robert F. Wright

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report............................................................................   F-2

Consolidated Balance Sheets at December 31, 1996 and 1995 ...............................................  F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1996 ..........................................................................  F-4

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1996 ...........................................................  F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996 ...............................................................  F-6

Notes to Consolidated Financial Statements ..............................................................  F-7

SCHEDULES:

Schedule I           Summary of Consolidated Investments--other than
                     investments in related parties .....................................................  S-1

Schedule II          Condensed Financial Information of Registrant ......................................  S-2

Schedule III         Supplementary Insurance Information ................................................  S-5

Schedule IV          Reinsurance ........................................................................  S-6

Schedule V           Valuation and Qualifying Accounts ..................................................  S-7

Schedule VI          Supplementary Insurance Information Concerning
                     Property/Casualty Insurance Operations .............................................  S-8

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, The Navigators Group, Inc. and subsidiaries changed their method of accounting for certain investments in debt and equity securities in 1994.



                                                   /s/ KPMG PEAT MARWICK LLP


New York, New York
March 14, 1997.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                    1996         1995
                                                                   ------        ------

                                     ASSETS

Investments and cash:
 Fixed maturities, available for sale, at fair value
  (amortized cost: 1996, $210,041,568; 1995, $203,468,088) ...   $215,072,441   $210,697,423
 Equity securities, at fair value (cost: 1996, $7,538,008;
  1995, $5,587,344) ..........................................     10,281,459      7,861,813
 Short-term investments, at cost which approximates fair value     11,826,126      7,290,638
 Cash ........................................................      1,459,775      7,332,698
                                                                  -----------    -----------
       Total non-affiliated investments and cash ..............   238,639,801    233,182,572
 Investment in affiliated company                                   2,080,651      2,277,048
                                                                  -----------    -----------
        Total investments and cash ............................   240,720,452    235,459,620

Premiums in course of collection ..............................    35,108,297     17,971,529
Commissions receivable ........................................     6,781,996      6,048,440
Accrued investment income .....................................     3,301,635      3,349,030
Prepaid reinsurance premiums ..................................    11,539,842      9,814,146
Reinsurance receivable on paid and unpaid loss and
 loss adjustment expenses .....................................   143,345,057    147,356,684
Federal income tax recoverable ................................        32,788             --
Net deferred Federal income tax benefit .......................     9,517,521      8,873,030
Deferred policy acquisition costs .............................     3,657,718      2,523,180
Other assets ..................................................     3,090,013      4,156,755
                                                                  -----------    -----------
      Total assets ............................................  $457,095,319   $435,552,414
                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Reserves for loss and loss adjustment expenses ...............  $269,601,050   $273,854,054
 Unearned premiums ............................................    33,916,832     26,753,920
 Reinsurance balances payable .................................    11,580,770      6,411,746
 Loans payable to banks .......................................    17,000,000     19,500,000
 Federal income tax payable ...................................            --      1,243,364
 Deferred state and local income taxes ........................     1,118,962      1,382,881
 Note payable to shareholder ..................................       942,034      1,007,976
 Accounts payable and other liabilities .......................     7,393,235      6,322,266
                                                                  -----------    -----------
Total liabilities .............................................   341,552,883    336,476,207
                                                                  -----------    -----------

Commitments and contingencies ..................................           --            --

Stockholders' equity:
 Preferred stock, $.10 par value, authorized 1,000,000 shares,
  no shares issued .............................................           --            --
 Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding 8,237,900 in 1996 and 8,172,401
  in 1995 ......................................................      823,790        817,240
 Additional paid-in capital ....................................   36,201,654     35,321,339
 Net unrealized gains on securities available-
  for-sale (net of income taxes of $2,643,270 in 1996
  and $3,231,293 in 1995) ......................................    5,131,054      6,272,511
 Foreign currency translation adjustment .......................       78,568        110,185
 Retained earnings .............................................   73,307,370     56,554,932
                                                                   ----------     ----------
        Total stockholders' equity .............................   115,542,436    99,076,207
                                                                   -----------    ----------
         Total liabilities and stockholders' equity ............  $457,095,319  $435,552,414
                                                                   ===========   ===========


          See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                       YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                1996               1995            1994
                                                                ----               ----            ----

Revenues:
 Net earned premiums .....................................    $ 78,731,102      $ 87,907,784   $ 90,482,619
 Commission income .......................................       8,797,849        10,658,508     10,857,147
 Net investment income ...................................      13,614,475        14,142,842     13,034,384
 Net realized capital gains (losses) .....................         503,319           290,919      (862,789)
 Other income                                                    1,141,609           714,244        380,871
                                                              ------------       -----------   ------------
       Total revenues ....................................     102,788,354       113,714,297    113,892,232
                                                              ------------       -----------   ------------

Operating expenses:
 Net losses and loss adjustment expenses
  incurred ...............................................      48,976,951       61,053,384     98,275,358
 Commission expense ......................................      12,171,208        12,227,956     17,218,799
 Other operating expenses ................................      20,417,251        22,534,095     22,212,279
 Interest expense ........................................       1,736,534         2,335,589      2,080,086
 Merger expenses .........................................              --                --      5,679,697
                                                               -----------        -----------  ------------
       Total operating expenses ..........................      83,301,944        98,151,024    145,466,219
                                                               -----------        -----------  ------------

Equity income in affiliated company, net of income tax ...       1,387,942                --             --

Operating income (loss) before income taxes ..............      20,874,352        15,563,273   (31,573,987)

Income tax expense (benefit):
 Current .................................................       4,279,611         2,846,957    (5,309,050)
 Deferred                                                        (157,697)           133,849    (5,769,738)
                                                               -----------        ----------   ------------
      Total income tax expense (benefit) .................       4,121,914         2,980,806   (11,078,788)
                                                               -----------        ----------   ------------

Net income (loss) ........................................    $ 16,752,438       $12,582,467  $(20,495,199)
                                                               ===========        ==========   ============
Per share data:
 Average common and common equivalent shares
  outstanding ............................................       8,301,029         8,219,118      8,208,794

Net Income (loss) ........................................    $       2.02       $      1.53   $     (2.50)
                                                               ===========        ============  ===========




          See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                      YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------
                                                      1996                 1995               1994
                                                      ----                 ----               ----
Preferred Stock
  Balance at beginning of year  ...................   $          --      $         --         $         --
  Issuance of preferred stock  ....................              --                --                   --
                                                       ------------        ----------          -----------
  Balance at end of year  .........................   $          --      $         --         $         --
                                                       =============       ==========          ===========
Common Stock
  Balance at beginning of year  ...................   $      817,240     $    815,140         $    815,044
  Issuance of common stock  .......................            6,550            2,100                   96
                                                       -------------        ---------          -----------
  Balance at end of year  .........................   $      823,790     $    817,240         $    815,140
                                                       =============       ==========          ===========
Additional Paid-In Capital
  Balance at beginning of year  ...................   $   35,321,339     $ 34,983,877         $ 33,219,001
  Issuance of common stock  .......................          880,315          337,462                9,390
  Capitalization of Somerset
   undistributed earnings  ........................               --               --            1,755,486
                                                        ------------      -----------          -----------
  Balance at end of year  .........................   $   36,201,654     $ 35,321,339         $ 34,983,877
                                                       =============      ===========          ===========
Unrealized gains (losses) on
securities available-for-sale
  Balance at beginning of year  ...................   $    6,272,511    $ (2,353,281)         $    697,272
  Cumulative unrealized gains at 1/1/94
   due to implementation of SFAS 115  .............               --               --            4,609,808
  Change in unrealized gains
   (losses)  ......................................      (1,141,457)        8,625,792          (7,660,361)
                                                       -------------     ------------          ------------
  Balance at end of year  .........................   $    5,131,054    $   6,272,511         $ (2,353,281)
                                                       =============     ============          ============
Foreign Currency Translation Adjustment
  Balance at beginning of year  ...................   $     110,185     $     105,033         $          --
  Change in foreign translation  ..................         (31,617)            5,152               105,033
                                                       -------------     ------------          ------------
  Balance at end of year  .........................   $       78,568    $     110,185         $     105,033
                                                       =============     ============          ============
Retained Earnings
  Balance at beginning of year  ...................   $   56,554,932    $   43,972,465        $  82,546,149
  Net income (loss)  ..............................       16,752,438        12,582,467          (20,495,199)
  Capitalization of Somerset
   undistributed earnings  ........................               --                --           (1,755,482)
  Distribution to "S" Corporation shareholders  ...               --                --          (16,323,003)
                                                       -------------     --------------        -------------
  Balance at end of year  .........................   $   73,307,370    $    56,554,932       $   43,972,465
                                                       =============     ==============        =============
Total Stockholders' Equity
  at end of year  .................................   $  115,542,436    $    99,076,207       $   77,523,234
                                                       =============     ==============        =============

          See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------------------
                                                                   1996                     1995           1994
                                                                   -----                    ----            ----
 Operating activities:
 Net income (loss) .............................................   $16,752,438              $12,582,467     $(20,495,199)
 Adjustments to reconcile net income to net
       cash provided by operating activities:
 Depreciation & amortization ...................................       593,250                  713,512           646,054
 Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses .....................     4,011,627               52,531,532      (48,407,613)
 Reserve for losses and loss adjustment
       expenses ................................................   (4,253,004)             (41,044,029)        67,551,697
 Prepaid reinsurance premiums ..................................   (1,725,696)                2,410,626        11,970,330
 Unearned premiums .............................................     7,162,912              (8,967,093)      (10,985,803)
 Premiums in course of collection ..............................  (17,136,768)                6,637,414         6,168,555
 Commissions receivable ........................................     (733,556)                (921,487)         (357,059)
 Deferred policy acquisition costs .............................   (1,134,538)                  387,242          (71,906)
 Accrued investment income .....................................        47,395                (399,690)          (96,286)
 Reinsurance balances payable ..................................     5,169,024              (4,590,480)         4,868,240
 Federal income tax ............................................   (1,276,152)                7,649,704       (6,243,834)
 Net deferred Federal income tax ...............................      (56,468)                   98,186       (6,090,437)
 Net realized (gains)  losses on investments ...................     (503,319)                (290,919)           862,789
 Other .........................................................       348,193                (178,835)         5,945,268
                                                                  ------------             ------------     -------------
  Net cash provided by operating activities ....................     7,265,338               26,618,150         5,264,796
                                                                  ------------             ------------     -------------

Investing activities:
 Fixed maturities available for sale
  Redemptions and maturities ...................................  $ 14,683,000              $ 9,512,604    $ 9,406,440
  Sales ........................................................    35,273,240               67,196,132     24,333,595
  Purchases ....................................................  (57,212,182)            (101,294,720)   (45,540,645)
 Equity securities
  Sales ........................................................     2,340,485                1,530,894      3,521,508
  Purchases ....................................................   (3,891,492)              (2,229,379)    (1,236,196)
 Payable for securities purchased ..............................     1,267,615                  386,197         42,943
 Net sales (purchases) of short-term
  investments ..................................................   (4,532,823)               12,353,175      (799,210)
 Investment in affiliate .......................................       819,836                       --             --
 Purchase of property and equipment ............................     (272,805)                (209,868)      (895,425)
                                                                  ------------             ------------  -------------
  Net cash (used in) investing activities ......................  (11,525,126)             (12,754,965)   (11,166,990)
                                                                  ------------             ------------  -------------

Financing activities:
 Proceeds from bank loans ......................................            --                2,000,000     51,000,000
 Repayment of bank loans .......................................   (2,500,000)              (8,000,000)   (32,770,000)
 Proceeds from exercise of stock options .......................       886,865                  339,562          9,485
 Notes payable to shareholders, net ............................            --              (1,600,096)      2,608,072
 Distribution to shareholders ..................................            --                       --   (16,323,003)
                                                                  ------------             ------------     -----------
  Net cash (used in) provided by financing activities              (1,613,135)              (7,260,534)      4,524,554
                                                                  ------------             -----------    -----------
Increase (decrease) in cash ....................................   (5,872,923)                6,602,651    (1,377,640)
Cash at beginning of year ......................................     7,332,698                  730,047      2,107,687
                                                                  ------------              -----------       --------
Cash at end of year ............................................ $   1,459,775             $  7,332,698      $ 730,047
                                                                  ============              ===========       ========


Actual federal taxes paid in the years 1996, 1995 and 1994 amounted to $4,928,159, $1,000,000 and $0, respectively. State and local taxes paid in the years 1996, 1995 and 1994 amounted to $307,427, $894,204 and $1,432,000, respectively. Interest paid during 1996, 1995 and 1994 amounted to $2,069,235, $1,889,087, and $2,105,919, respectively.

See accompanying notes to consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. --ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements, which include the accounts of The Navigators Group, Inc. (the "Group" or the "Company") and its subsidiaries, are prepared on the basis of generally accepted accounting principles. All significant intercompany transactions and balances are eliminated.

     On June 30, 1994, the stockholders of the Group approved eight substantially identical agreements of merger providing for the acquisition by the Group of eight affiliated underwriting agencies, Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Property, Inc., Somerset Re Management, Inc. and Navigators Management Corporation (collectively known as the "Acquired Somerset Companies").

     The Group issued 2,875,000 shares of its common stock for all the outstanding common stock of the Acquired Somerset Companies. The mergers were accounted for under a method of accounting similar to "pooling of interests." Prior to the mergers, the consolidated financial statements of the Group and subsidiaries included the accounts of Navigators Insurance Company and NIC Insurance Company (collectively known as the "Insurance Companies"). As of the date of the mergers and for all prior periods presented, the consolidated financial statements of the Group and subsidiaries include the accounts of the Insurance Companies and the Acquired Somerset Companies.

     The Company is a holding company which owns the Insurance Companies, the Acquired Somerset Companies and five other subsidiaries: Somerset Asia Pacific Pty Limited ("Somerset Asia"), an agency office located in Sydney, Australia; Somerset Marine (UK) Limited ("Somerset (UK)"), agency office located in London, England; Navigators Corporate Underwriters Limited, a corporate member admitted to underwrite at Lloyd's of London with limited liability; and Somerset Casualty Agency, Inc. and Somerset Aviation Property Managers, Inc., which are inactive. The Acquired Somerset Companies (other than Somerset Property, Inc. which is inactive), Somerset Asia and Somerset (UK) are hereinafter referred to collectively as the "Somerset Companies". The Somerset Companies specialize in underwriting marine, aviation and property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. The Insurance Companies derive substantially all of their business from the Somerset Companies through either business written specifically for the Insurance Companies or direct participation in, or by reinsuring certain members of, insurance pools managed by the Somerset Companies. In addition to the Insurance Companies' participation in the insurance pools, ten other non-affiliated insurance companies participate, for which commission income is earned as reflected in the consolidated income statement. Commission expense as reflected in the consolidated income statements represents the Insurance Companies' portion of acquisition costs incurred by the Somerset Companies from non-affiliated brokers and agents.

INVESTMENTS

     Effective January 1, 1994, the Company adopted the Financial Accounting Statements Board's ("FASB") Statement of Financial Accounting Standard ("SFAS") 115 "Accounting for Certain Investments in Debt and Equity Securities." pSFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. Under SFAS 115, investments are classified into three categories. Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are bought and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of December 31, 1996 and 1995, all debt and equity securities held by the Company were classified as available-for-sale securities.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



     Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date.

     Realized gains and losses on sales of investments are determined on the basis of the specific identification method. When a decline in fair value of investments is considered to be "other than temporary," the investments are written down to net realizable value. The write down is considered a realized loss in the consolidated statement of income.

PREMIUM REVENUES

     Insurance and reinsurance premiums are recognized as income by the Insurance Companies during the terms of the related policies based on reports received from the Somerset Companies and ceding reinsurers. Unearned premium reserves are established to cover the unexpired portion of premiums written.

COMMISSION INCOME

     Commission income, based on estimated gross premiums earned from non-affiliated insurers, is recognized over the terms of the related policies. Contingent commission income, based on estimated net underwriting results from non-affiliated insurers, is recognized when ascertained and is included within commission income in the accompanying consolidated financial statements. Changes in prior estimates of commission income and contingent commission income are recorded when such changes become known.

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

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FEDERAL INCOME TAXES

     The Company files a consolidated Federal tax return, which includes the taxable income of its subsidiaries. For 1994, taxable income excluded the Acquired Somerset Companies taxable income from the beginning of the period, January 1, 1994, to the date of the consummation of the mergers, June 30, 1994 (see Note 7). The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NOTE 2.--INVESTMENTS

     The Company's non-affiliated invested assets and cash at December 31, 1996 and 1995 were as follows:


                                                         AMORTIZED         UNREALIZED         UNREALIZED      FAIR
DECEMBER 31, 1996                                       COST OR COST          GAIN              (LOSS)        VALUE
-----------------                                       ------------          -----             ------        -----
Fixed maturities:
   U.S. government, government
    agencies and authorities  .........................   $   9,714,952        $   96,775      $  (73,313)   $   9,738,414
   States, municipalities and political
    subdivisions  .....................................     172,302,733         4,813,164        (184,707)     176,931,190
   Mortgage and asset backed  .........................      25,599,210           443,725        (120,036)      25,922,899
   Corporate bonds  ...................................       1,142,618            50,632          (1,400)       1,191,850
   Redeemable preferred stock  ........................       1,282,055             7,379          (1,346)       1,288,088
                                                           ------------         ---------        ---------     -----------
       Total fixed maturities  ........................     210,041,568         5,411,675        (380,802)     215,072,441
                                                           ------------         ---------        ---------     -----------
Equity securities - Common stocks  ....................       7,538,008         2,771,689         (28,238)      10,281,459
Short-term investments  ...............................      11,826,126                --               --      11,826,126
Cash  .................................................       1,459,775                --               --       1,459,775
                                                           ------------         ----------       ---------     -----------
       Total non-affiliated investments
        and cash  .....................................   $ 230,865,477        $ 8,183,364     $ (409,040)   $ 238,639,801
                                                           ============         ==========      ==========    ============

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         AMORTIZED         UNREALIZED         UNREALIZED      FAIR
DECEMBER 31, 1995                                       COST OR COST          GAIN              (LOSS)        VALUE
-----------------                                       ------------          -----             ------        -----
Fixed maturities:
  U.S. government, government
     agencies and authorities  .........................  $   9,131,245      $  331,227         $    (926)     $  9,461,546
  States, municipalities and  political
     subdivisions   ....................................    167,980,435       6,427,308           (88,074)      174,319,669
  Mortgage and asset backed  ...........................     25,206,267         622,824          (154,783)       25,674,308
  Corporate bonds  .....................................      1,150,141          91,759                 --        1,241,900
                                                            -----------       ---------          ---------      -----------
       Total fixed maturities  .........................    203,468,088       7,473,118          (243,783)      210,697,423
                                                           ------------       ---------          ---------      -----------
Equity securities - Common stocks  .....................      5,587,344       2,383,371          (108,902)        7,861,813
Short-term investments  ................................      7,290,638              --                 --        7,290,638
Cash  ..................................................      7,332,698              --                 --        7,332,698
                                                           ------------       ----------        -----------     -----------
     Total non-affiliated investments
      and cash  ........................................  $ 223,678,768      $ 9,856,489       $   (352,685)   $ 233,182,572
                                                           ============       ==========        ============     ===========

     The table set forth below indicates the composition of the Group's fixed maturities and short-term investments by year of maturity as of December 31, 1996:


     PERIOD FROM                                      CARRYING (FAIR)    PERCENT                             PERCENT
  DECEMBER 31, 1996                                       VALUE            OF            AMORTIZED COST         OF
     TO MATURITY                                      (IN THOUSANDS)    PORTFOLIO        (IN THOUSANDS)      PORTFOLIO
     -----------                                      -------------     ---------         --------------     ---------
One year or less  ............................        $  18,605              8%          $ 18,510              8%
One year to five years  ......................           55,871             24             54,565             24
Five years to ten years  .....................           92,767             41             90,175             41
More than ten years  .........................           33,732             15             33,019             15
Mortgage and asset backed securities                     25,923             12             25,599             12
                                                        -------            ---             ------            ---
 Total  ......................................        $ 226,898            100%         $ 221,868            100%

     Net investment income of the Company was derived from the following sources:


                                                                          YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                              1996           1995               1994
                                                              ----           ----               ----
Fixed maturities  .....................................     $ 12,480,651    $ 12,011,656       $ 11,271,357
Equity securities  ....................................          266,339         224,279            194,179
Short-term investments  ...............................        1,529,077       2,567,400          2,072,858
                                                              ----------      ----------         ----------
                                                              14,276,067      14,803,335         13,538,394
Investment expenses  ..................................         (661,592)       (660,493)          (504,010)
                                                              ------------    ----------         ----------
Net investment income  ................................      $13,614,475     $14,142,842        $13,034,384
                                                              ============    ===========       ===========

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The table set forth below indicates the gross realized gains and losses on sales and writedowns of fixed maturities and equity securities:



                                                                       Year Ended December 31,
                                                        ------------------------------------------------------
                                                                  1996        1995                  1994
                                                                  -----       ----                  ----
Fixed maturities:
 Gross gains  ......................................              $ 479,047   $ 966,072           $   356,455
 Gross losses  .....................................               (375,384)   (968,549)           (1,262,015)
Equity securities:
 Gross gains  ......................................                456,507     293,396               234,854
 Gross losses  .....................................                (56,851)         --              (192,083)
                                                                    --------  ----------           -----------
Net realized gains (losses)  ......................                 $503,319  $ 290,919           $  (862,789)
                                                                    ========   =========            ==========

     During 1994 realized losses of $926,000 were recognized on securities in which the decline in fair value was other than temporary. There were no such declines in 1996 or 1995.

     At December 31, 1996 and 1995, fixed maturities with a face value of $6,480,000 and $5,230,000 were on deposit with the various State Insurance Departments.

     Also, at December 31, 1996 and 1995, fixed maturities with a face value of approximately $841,000 were pledged as security under a reinsurance treaty.

     At December 31, 1996, the Company did not have a material concentration of financial instruments in a single investee.

NOTE 3.--NORTHRIDGE EARTHQUAKE

     On January 17, 1994, an earthquake (the "Northridge Earthquake") occurred in the vicinity of the Northridge area of Los Angeles, California. The Company's pre-tax loss (including direct property losses of $35,388,000, reinsurance reinstatement premiums of $1,925,000 and reinsurance assumed losses of $1,952,000, but net of reinsurance) in 1994 from the Northridge Earthquake totalled $39,265,000. During 1995, the Company incurred an additional $10,721,000 pre-tax charge including a $4,500,000 net general reserve established at the end of the third quarter of 1995. The estimated total gross reported loss on direct property claims is $143,701,000 at December 31, 1995 and $149,681,000 at December 31, 1996. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

NOTE 4.--NOTES PAYABLE AND LOANS

     In conjunction with the mergers, the Acquired Somerset Companies distributed $5,280,263 in the form of notes payable to the then existing shareholders of the Acquired Somerset Companies. These notes represent certain pre-merger income to such shareholders and were interest free through December 31, 1994. The remainder, $942,034 is due to the holder on demand.

     On August 5, 1994, the Company entered into a Credit Agreement (the "Credit Agreement") with three banks. The Credit Agreement provided for (i) revolving credit loans up to $5,000,000 through August 5, 1997 (the "Revolving Credit Loans"), (ii) a term loan of $25,000,000, the principal of which was payable in quarterly installments due on June 30, 1997 (the "Term Loan"), and
(iii) and irrevocable stand-by letter of credit issued by one of the banks for the benefit of Society of Lloyd's in the amount of L.2,585,0000 for the account of the Company. The Term Loan's principal was $17,500,000 and Revolving Credit Loans were $2,000,000 at December 31, 1995.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     On November 19, 1996, the Company amended and restated the Credit Agreement (as amended and restated, the "Amended Credit Agreement"). The Amended Credit Agreement provides for (i) a $20 million revolving credit loan facility, under which the aggregate amount available will be reduced by $500,000 for the first eleven quarters, and by varying amounts for the last eight quarters, with the facility terminating on December 31, 2002 (the "Revolving Credit Facility"), and (ii) a $30 million letter of credit facility (the "Letter of Credit Facility"). The Revolving Credit Facility bears interest, at the election of the Company, at either the base commercial lending rate of one of the banks or at LIBOR plus 1%. Any amounts drawn under the Letter of Credit Facility and not repaid bear interest at the base commercial lending rate of one of the banks. At December 31, 1996, $17 million in loans were outstanding under the Revolving Credit Facility (at an interest rate of 6.5%) and letters of credit with an aggregate face amount of L.15,835,000 (approximately U.S. $27,100,000 at the exchange rate as of December 31, 1996) were issued under the Letter of Credit Facility. No amounts were drawn under the Letter of Credit Facility during the year.

     The Revolving Credit Facility and the Letter of Credit Facility are collateralized by shares of common stock of the active subsidiaries of the Company other than NIC Insurance Company and Somerset Asia Pacific Pty Limited. The Amended Credit Agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintenance of consolidated total stockholders' equity, statutory surplus, minimum liquidity, loss reserves and other financial ratios.

NOTE 5.--INVESTMENT IN AFFILIATE

     The investment in affiliate represents the Group's ownership interest in Riverside Underwriters plc (formerly known as Navigators Underwriters plc) ("Riverside"). The Group's original ownership interest was 21% at December 31, 1995 which increased to 27% as of January 1, 1996 and decreased to approximately 8% at December 31, 1996. Riverside, a U.K. corporation, owned 100% of Riverside Corporate Underwriters Limited, a U.K. corporation, which has been admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The transaction to reduce the Company's ownership in Riverside did not produce a material capital gain or loss. The Company will, however, remain entitled to receive from Riverside an amount equal to the aggregate dividends that it would have received if it had continued to hold its original investment to the extent such dividends are attributable to writings at Lloyd's by Riverside Corporate Underwriters Limited during the 1994, 1995 and 1996 years of account. In connection with the reduction of the Company's investment, Navigators Management Corporation ("NMC") has agreed to cease being manager of Riverside and Riverside Corporate Underwriters Limited, although NMC will remain entitled to profit commissions with respect to the 1994, 1995 and 1996 underwriting years. Prior to December 31, 1996, the investment was carried under the equity method of accounting. At December 31, 1996, the investment is recorded at cost due to the reduction in ownership interest. In addition, the Company's Letter of Credit Facility (see Note 4) includes L.2,585,000 (approximately U.S. $4,427,000 at the exchange rate as of December 31, 1996) to collateralize the investment in accordance with Lloyd's of London requirements.

     Included in 1996 income is $1,387,942 of equity income, net of tax. The Company records its share of Riverside's earnings from underwriting when sufficient information becomes available to provide reasonable estimates of earned premiums and losses. During 1996, information about Riverside's profits for two years, 1994 and 1995, became available enabling the Company to record the above income.

NOTE 6.--FIDUCIARY FUNDS

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

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the fiduciary accounts as of December 31, 1996 and 1995 is as follows:


                                                                      DECEMBER 31,
                                                       -----------------------------------------
                                                               1996                 1995
                                                       ---------------------  ------------------
Cash and short-term investments  ............                   $ 18,857,000        $ 29,967,000
Premiums receivable  ........................                     95,136,000          92,774,000
Reinsurance balances receivable  ............                      6,582,000           9,885,000
                                                       ---------------------  ------------------
 Total assets  ..............................                   $120,575,000        $132,626,000
                                                       =====================  ==================
Due to insurance companies  .................                   $120,575,000        $ 32,626,000
                                                       ---------------------  ------------------
 Total liabilities  .........................                   $120,575,000        $132,626,000
                                                       =====================  ==================

     The fiduciary accounts above were not included in the accompanying consolidated balance sheets.

NOTE 7. --INCOME TAXES

     The components of current and deferred income tax expense (benefit) are as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------------------------
                                                                           1996                  1995                 1994
                                                                    --------------------   ------------------  ---------------------
Current:
 Federal  ..............................................                     $3,652,007            $2,293,504           $(6,379,379)
 State and Local  ......................................                        627,604               553,453             1,070,329
                                                                    --------------------   ------------------  ---------------------
 Total  ................................................                     $4,279,611            $2,846,957           $(5,309,050)
                                                                    ====================   ==================  =====================
Deferred:
Federal  ...............................................                     $  (56,469)           $   96,893           $(6,090,662)
State and Local  .......................................                       (101,228)               36,956               320,924
                                                                    --------------------   ------------------  ---------------------
 Total  ................................................                     $ (157,697)           $  133,849           $(5,769,738)
                                                                    ====================   ==================  =====================

     A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income is as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                               1996                      1995                       1994
                                                       -----------------------  -------------------------  -------------------------
Computed expected tax
 expense (benefit)  ........................             $7,306,023        35%     $ 5,447,146        35%     $(11,050,895)    (35%)
Tax exempt interest  .......................             (2,793,702)      (13)      (2,694,475)      (17)       (2,385,517)     (8)
Dividends received
 deduction  ................................                (58,973)                   (48,686)                   (188,248)     (1)
State & local income taxes, net of
 Federal income tax  .......................                347,408         2          389,670         2           800,293       3
Net effect of merger
 of the Group and the
 Somerset Companies  .......................                   __                         __                      (206,628)     (1)
Merger expenses  ...........................                   --                         __                       809,497       3
Valuation allowance  .......................               (775,000)       (4)                                     775,000       3
Other  .....................................                 96,158         __        (112,849)       (1)          367,710       1
                                                       ------------      -----  ---------------       ---   ----------------  -----
                                                         $4,121,914        20%     $ 2,980,806        19%     $(11,078,788)    (35%)
                                                       ============      =====  ==============        ===   ================  ======

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The mergers between the Group and the Somerset Companies were consummated on June 30, 1994. A business combination between an S Corporation and a tax-paying corporation automatically terminates the S Corporation election.
The Somerset Companies prior to the mergers were S Corporations and as a result of the mergers their tax status changed to C Corporations. Accordingly, a charge to earnings of $1,279,445 was recorded at June 30, 1994 to reflect taxes on income previously earned but not yet taxed. Therefore, as of July 1, 1994 and thereafter, taxable income of the Group includes all consolidated subsidiaries.

     The tax effects of temporary differences that give rise to Federal deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 were as follows:


                                                                                    1996         1995
                                                                                -----------   -----------
Deferred tax assets:
 Loss reserve discount  ...................................................     $ 6,832,980   $ 7,191,340
 Unearned premium reserves  ...............................................       1,521,635     1,151,905
 Net operating loss carryforward  .........................................              --     3,022,374
 Alternative minimum tax carryforward  ....................................       5,782,958     3,069,083
 Deferred state and local income taxes  ...................................         387,939       429,847
 Allowance for uncollectible reinsurance  .................................         272,000       272,000
 Deferred compensation  ...................................................         499,598       225,524
 Leasehold amortization  ..................................................          25,096       101,174
                                                                                -----------   -----------
Total gross deferred tax assets  ..........................................      15,322,206    15,463,247
Less valuation allowance  .................................................              --      (775,000)
                                                                                -----------   -----------
Net deferred tax assets  ..................................................      15,322,206    14,688,247
                                                                                -----------   -----------
Deferred tax liabilities:
 Deferred acquisition costs  ..............................................      (1,243,624)     (857,881)
 Deferred taxes on unrealized gain  .......................................      (2,643,270)   (3,231,293)
 Contingent commission receivable  ........................................      (1,809,478)   (1,509,418)
 Commission income  .......................................................        (108,313)     (216,625)
                                                                                ------------   -----------
Total deferred tax liabilities  ...........................................      (5,804,685)   (5,815,217)
                                                                                -----------   -----------
Net deferred tax asset  ...................................................     $ 9,517,521   $ 8,873,030
                                                                                ===========   ===========

     A valuation allowance in the amount of $775,000 was established in 1994 due to the uncertainty associated with the realization of the gross deferred tax asset. In 1996, the Company utilized the balance of its NOL carryforward. Management believes that it is more likely than not that the net deferred Federal tax asset is realizable and therefore, has not provided for any valuation allowance at December 31, 1996.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.--RESERVES FOR LOSS AND LOSS ADJUSTMENT EXPENSES

     The following table summarizes the activity in the Insurance Companies' reserve for loss and loss adjustment expenses during the three most recent fiscal years:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------------
                                                                          1996                  1995                  1994
                                                                  --------------------  ---------------------  ---------------------
                                                                                            (in thousands)
Net reserves for losses and LAE at
 beginning of year ............................................              $138,761               $135,377               $103,176
                                                                  --------------------  ---------------------  ---------------------
Provision for losses and LAE for
 claims occurring in the current year .........................                51,429                 54,030                 97,145
Increase (decrease) in estimated losses and
 LAE for claims occurring in prior years.......................                (2,452)                 7,023                  1,130
                                                                  --------------------  ---------------------  ---------------------
Incurred losses and LAE .......................................                48,977                 61,053                 98,275
                                                                  --------------------  ---------------------  ---------------------

Losses and LAE payments for claims
 occurring during:
 Current year .................................................               (15,439)               (10,482)               (33,374)
 Prior years ..................................................               (39,741)               (47,187)               (32,700)
Losses and LAE payments .......................................               (55,180)               (57,669)               (66,074)
                                                                  --------------------  ---------------------  ---------------------
Net reserves for losses and LAE at end of year.................               132,558                138,761                135,377
Reinsurance receivables on unpaid losses and LAE ..............               137,043                135,093                179,521
                                                                  --------------------  ---------------------  ---------------------
Gross reserves for losses and LAE at end of year ..............              $269,601               $273,854               $314,898
                                                                  ====================  =====================  =====================

     The development of prior year incurred losses during 1995 was primarily attributable to the loss development from Northridge Earthquake.

     During 1996, 1995 and 1994, the Insurance Companies paid a gross amount of $2,794,000, $2,251,000 and $181,000, respectively, and a net amount of
$425,000, $117,000 and $83,000, respectively for environmental pollution and asbestos related claims. As of December 31, 1996 and 1995, the Insurance Companies carried a gross reserves of $5,421,000 and $4,783,000, respectively, and a net case reserve of $1,042,000 and $876,000, respectively, for the potential exposure of the Insurance Companies to such claims. For the year ended December 31, 1996 and 1995, open claims with environmental pollution and asbestos exposure amounted to 2,024 and 1,594, respectively. Management believes that its reserves for such claims are adequate, because the Insurance Companies participation in such risks was generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to the significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9.--REINSURANCE

The following table summarizes premiums earned:

                                        YEAR ENDED DECEMBER 31,
                     ---------------------------------------------------------------
                             1996                1995                  1994
                     -------------------  --------------------  --------------------
Direct  ..........         $ 86,917,153          $ 93,497,238         $ 126,006,187
Assumed  .........           48,444,376            64,376,261            74,461,310
Ceded  ...........          (56,630,427)          (69,965,715)         (109,984,878)
                     -------------------  -------------------   --------------------
Net  .............         $ 78,731,102          $ 87,907,784         $  90,482,619
                     ===================  ====================   ===================

     The following table summarizes premiums written:

                                  YEAR ENDED DECEMBER 31,
                    --------------------------------------------------
                            1996               1995           1994
                    --------------------   ------------   ------------
Direct  ..........          $ 92,260,897   $ 87,542,455   $113,729,150
Assumed  ....                 50,262,744     61,364,751     75,822,542
Ceded  .........             (58,355,325)   (67,639,613)   (98,000,822)
                    --------------------   ------------   ------------
Net  .............          $ 84,168,316   $ 81,267,593   $ 91,550,870
                    ====================   ============   ============

     Ceded losses and loss adjustment expenses incurred were $61,964,370, $43,551,046 and $158,225,000 in 1996, 1995, and 1994, respectively.

     A contingent liability exists with respect to reinsurance ceded, since the Insurance Companies would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements with the Insurance Companies.

     At December 31, 1996 the Company had reinsurance receivables from the following five reinsurers which are in excess of 5% of the insurance companies surplus: Underwriters at Lloyds, $27,143,000; SCOR Reinsurance Company, $7,701,000; Chiyoda Fire and Marine Insurance, $7,372,000; Insurance Corporation of New York, $7,105,000; Frankona Ruckversicherungs A.G, $5,029,000.

The Company's reinsurance security committee continually monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. An allowance is established to the extent that it is determined that the ultimate amount collectible is less than the amount recorded as a receivable. At December 31, 1996 and 1995, an allowance for uncollectible reinsurance of $800,000 was recorded. The expense recorded for uncollectible reinsurance was $0, $688,000 and $1,209,000 for 1996, 1995 and 1994, respectively.

10. --FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995.

                                              1996                               1995
                                 ------------------------------  -------------------------------------
                                    CARRYING          FAIR          CARRYING             FAIR
                                     AMOUNT          VALUE           AMOUNT              VALUE
                                 --------------  --------------  --------------  ---------------------
Financial assets:
 Non-affiliated investments        $237,180,026    $237,180,026    $225,849,874           $225,849,874
 Commissions receivable            $  6,781,996    $  6,490,617    $  6,048,440           $  5,750,450
Financial liabilities:
 Loans payable to banks            $ 17,000,000    $ 17,000,000    $ 19,500,000           $ 19,500,000

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions.

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

NOTE 11. --STOCK OPTION PLANS

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

     Common stock options outstanding at December 31, consisted of the following:


                                                         1996                        1995                    1994
                                            ------------------------------  ----------------------  ----------------------
                                                              AVERAGE                    AVERAGE                 AVERAGE
                                               NO. OF         EXERCISE       NO. OF     EXERCISE     NO. OF     EXERCISE
                                               SHARES          PRICE         SHARES       PRICE      SHARES       PRICE
                                            ------------  ----------------  ---------  -----------  ---------  -----------
Options outstanding at
 beginning of year  ......................      783,800            $18.68    703,625       $21.13    593,125        $22.51
Granted  .................................           --                --    222,300        14.75    120,000         14.00
Exercised  ...............................      (65,499)            13.54    (21,000)       16.17     (1,000)        10.00
Canceled  ................................      (94,300)            22.15   (121,125)       26.16     (8,500)        18.00
Options outstanding at
 end of year  ............................      624,001             18.73    783,800        18.68    703,625         21.13
No. of shares
 exercisable  ............................      402,126             20.12    391,400        19.01    386,975         18.73

     The Company granted 166,000 and 111,500 stock appreciation rights at $17, the approximate fair market value of the common stock on the date of the grant in 1996 and 1995, receptively. The amounts charged to expense in 1996 and 1995 were $45,586 and $0 respectively.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123 "Accounting for Stock Based Compensation" which requires the Company to either record compensation expense or provide additional disclosures with respect to stock awards and stock option grants made after December 31, 1994. As permitted under the statement, the company continued to apply the provisions of APB Opinion No. 25 "Accounting for Stock issued to Employees." Had compensation expense for the Company stock option awards been determined in accordance with SFAS 123, the effect on the Company's 1996 and 1995 net earnings would not have been material.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes information about options outstanding at December 31, 1996:

               Outstanding    Average Remaining         Average        Exercisable    Average Exercise
Price Range      Shares       Contract Life          Exercise Price       Shares      Price
-----------  ---------------  --------------------  ----------------  --------------  --------------------
     $10-12           84,501                   1.1            $10.99          84,501                $10.99
      14-15          303,000                   8.3             14.42         101,500                 14.37
      16-19           72,250                   3.7             18.07          72,250                 18.07
      28-34          164,250                   6.2             30.98         143,875                 30.55

NOTE 12.--EMPLOYEE BENEFITS

     The Somerset Companies sponsor a defined contribution plan covering substantially all employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees are fully vested after six years of service. Plan expense, included within operating expenses, amounted to $839,467, $990,556 and $1,080,960 in 1996, 1995 and 1994, respectively.

NOTE 13.--MERGER EXPENSES

     Expenses of $5,679,697 related to the merger of the Acquired Somerset Companies with the Company were expensed in the second quarter of 1994.

NOTE 14.--DIVIDENDS FROM SUBSIDIARIES AND STATUTORY FINANCIAL INFORMATION

     The Insurance Companies may pay dividends to the Group out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York Insurance Law. The maximum amount available for the payment of dividends by the Insurance Companies during 1997 without prior regulatory approval is approximately $9,607,000. The Insurance Companies paid no dividends to the Group in 1996 or 1995 but did pay dividends of $5,300,000 in 1994.

     Combined net income (loss) and policyholders' surplus of the Insurance Companies determined in accordance with statutory accounting practices and as filed with insurance regulatory authorities are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                              1996          1995            1994
                                                           -----------  ------------  -------------------
Net income (loss)  ......................................  $13,286,389   $ 8,523,962        $(26,799,263)
Policyholders' surplus  ...............................    $96,074,907   $85,534,521        $ 73,697,863

     The Insurance Companies, domiciled in New York State, prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by the New York State Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Insurance Companies do not apply any permitted accounting practices.

     As part of its general regulatory oversight process, the New York State Insurance Department conducts detailed examinations of the books, records and accounts of New York Insurance companies every three to five years. Navigators Insurance Company and NIC Insurance Company are currently being examined by the New York State Insurance Department for the years 1991 through 1995.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 15. -- LEASES

     Future minimum annual rental commitments at December 31, 1996, under various noncancellable operating leases for the Company's office facilities, which expire at various dates through May 2000, are as follows:


      YEAR ENDED DECEMBER 31,
           1997  ........................................            $1,422,000
           1998  ........................................             1,335,000
           1999  ........................................             1,208,000
           2000  ........................................               479,000
                                                                     ----------
                  Total  ................................            $4,444,000
                                                                      =========

     The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 1996, 1995, and 1994 was $1,576,565, $1,437,446 and $1,592,743, respectively.

NOTE 16. -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations for the quarterly periods during 1996 and 1995 are as follows. Due to changes in the number of shares outstanding, quarterly per share amounts may not add to the total for the year.


                                                                THREE MONTH PERIOD ENDED
                                 ----------------------------------------------------------------------------------
                                       MARCH 31,            JUNE 30,             SEPT. 30,            DEC. 31,
                                         1996                 1996                 1996                 1996
                                 -------------------  -------------------  -------------------  -------------------
Net premiums earned  ..........         $19,188,829          $18,214,764          $19,848,886         $21,478,623
Commission income  ............           2,066,826            2,322,093            2,482,030           1,926,900
Net investment income  ........           3,563,297            3,554,411            3,251,188           3,245,579
Net realized gains  ...........             174,838              170,960               30,843             126,678
Other income  .................             203,234              124,000              181,216             633,159
                                 -------------------  -------------------  -------------------  -------------------
Total revenues  ...............          25,197,024           24,386,228           25,794,163          27,410,939
Total operating expenses  .....          19,761,428           19,265,283           20,880,955          23,394,278
Equity income (loss) in
 affiliated company, net of
 income tax  ...................                  --                 --             1,408,220             (20,278)
Income tax expense  ...........            1,223,649           1,323,849            1,069,374             505,042
                                 -------------------- -------------------  -------------------  -------------------
Net income  ...................           $4,211,947          $3,797,096           $5,252,054          $3,491,341
                                 ==================== ===================  ===================  ===================
Per share data:
Average common and
 common equivalent
 shares outstanding  ...........           8,296,617           8,299,301            8,304,630             8,341,282
Net income per share  .........           $     0.51          $     0.46           $     0.63           $      0.42

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                 THREE MONTH PERIOD ENDED
                                    ----------------------------------------------------------------------------------
                                         MARCH 31,            JUNE 30,              SEPT. 30,            DEC. 31,
                                           1995                 1995                  1995                 1995
                                    -------------------  -------------------  -------------------  -------------------
Net Premiums earned  .............         $17,718,090          $20,933,858          $24,908,174          $24,347,662
Commission income  ...............           2,594,170            2,879,776            2,588,599            2,595,963
Net investment income  ...........           3,412,370            3,441,732            3,508,621            3,780,119
Net realized gains (losses)  .....             (62,147)             376,517             (283,795)             260,344
Other income (expense)  ..........             217,123              272,641              248,907              (24,427)
                                    -------------------  -------------------  -------------------  -------------------
Total revenues  ..................          23,879,606           27,904,524           30,970,506           30,959,661
Total operating expenses  ........          21,627,019           24,042,501           27,025,934           25,455,570
Income tax  ......................             226,859              856,399              864,824            1,032,724
                                    -------------------  -------------------  -------------------  -------------------
Net income  ......................          $2,025,728           $3,005,624           $3,079,748           $4,471,367
                                    ===================  ===================  ===================  ===================
Per share data:
Average common and common
equivalent shares outstanding  ...           8,205,946            8,176,309            8,202,123            8,292,219
Net income per share  ............          $     0.25           $     0.37           $     0.38           $     0.54


                                                                      SCHEDULE I
                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
          SUMMARY OF CONSOLIDATED INVESTMENTS--OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                               December 31, 1996



                                                                                         Amount at which
                                                                                          shown in the
                                                             Cost or                      consolidated
Type of Investment                                        amortized cost   Fair value     balance sheet
------------------                                        --------------  -------------  ---------------
Fixed maturities:
Bonds:
 United States government,
  government agencies
  and authorities  ...........................             $  9,714,952   $  9,738,414     $  9,738,414
 States, municipalities
  and political subdivisions..................              172,302,733    176,931,190      176,931,190
 Mortgage and asset backed  ..................               25,599,210     25,922,899       25,922,899
 Corporate bonds  ............................                1,142,618      1,191,850        1,191,850
 Redeemable preferred stock  .................                1,282,055      1,288,088        1,288,088
                                                          --------------  -------------  ---------------
 Total fixed maturities  .....................              210,041,568    215,072,441      215,072,441
                                                          --------------  -------------  ---------------
Equity securities:
Common stocks:

 Industrial, miscellaneous
  and all other  .............................                7,538,008     10,281,459       10,281,459
                                                          --------------  -------------  ---------------
 Short-term investments  .....................               11,826,126     11,826,126       11,826,126
                                                          --------------  -------------  ---------------
 Total investments  ..........................             $229,405,702   $237,180,026     $237,180,026
                                                          ==============  =============  ===============

                                                                     SCHEDULE II

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           THE NAVIGATORS GROUP, INC.

                                 BALANCE SHEETS
                                (Parent Company)


                                                                                                 DECEMBER 31,
                                                                                        -------------------------------
A S S E T S                                                                                   1996             1995
                                                                                        ---------------  --------------
Cash  .............................................................                        $    103,100    $  1,438,257
Investment in wholly-owned subsidiaries, at
 equity  ..........................................................                         126,629,651     114,818,292
Investment in affiliate  ..........................................                           2,080,651       2,277,048
Short-term investments  ...........................................                             933,000              --
Other  ............................................................                           4,448,118       2,131,967
                                                                                        ---------------  --------------
Total Assets  .....................................................                        $134,194,520    $120,665,564
                                                                                        ===============  ==============
L I A B I L I T I E S
Bank loan payable  ................................................                        $ 17,000,000    $ 19,500,000
Accounts payable and other liabilities  ...........................                           1,652,084       2,089,357
                                                                                        ---------------  --------------
Total liabilities  ................................................                          18,652,084      21,589,357
                                                                                        ---------------  --------------
Commitments and contingencies  ....................................                                  --              --

S T O C K H O L D E R S '  E Q U I T Y
Preferred stock, $.10 par value, authorized
 1,000,000 shares, no shares issued  ..............................                                  --              --
Common stock, $.10 par value, authorized
 10,000,000 shares, issued and outstanding
 8,237,900 in 1996 and 8,172,401 in 1995  .........................                             823,790         817,240
Additional paid-in capital  .......................................                          36,201,654      35,321,339
Net unrealized gains (losses) on
 available-for-sale securities,
 net of income taxes  .............................................                           5,131,054       6,272,511
Foreign currency translation adjustment  ..........................                              78,568         110,185
Retained earnings  ................................................                          73,307,370      56,554,932
                                                                                        ---------------  --------------
Total stockholders' equity  .......................................                         115,542,436      99,076,207
                                                                                        ---------------  --------------
Total liabilities and stockholders' equity  .......................                        $134,194,520    $120,665,564
                                                                                        ===============  ==============

                                                                     SCHEDULE II

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                              STATEMENTS OF INCOME
                                (Parent Company)


                                                                 YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1996           1995           1994
                                                     -------------  -------------  --------------
Revenues:
Net investment income  ............................   $    13,959       $159,108       $104,883
Dividends received from wholly-owned
 subsidiaries  ....................................     4,818,958      2,923,767      8,325,376
Other Income  .....................................       513,498             --             --
Operating expenses and income taxes  ..............    (2,934,734)    (3,392,857)    (5,702,798)
                                                     -------------  -------------  --------------
Gain (loss) before equity in
 undistributed net income
 of wholly-owned subsidiaries  ....................     2,411,681       (309,982)     2,727,461
Equity (loss) in undistributed
 net income of wholly-owned subsidiaries  ..........   12,952,815     12,892,449    (23,222,660)
Equity in undistributed net
 income of affiliated company  .....................    1,387,942             --             --
                                                     -------------  -------------  --------------
Net income (loss)  ................................   $16,752,438    $12,582,467   $(20,495,199)
                                                     =============  =============  ==============


                                                                     SCHEDULE II

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                (Parent Company)



                                                                       YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                 1996            1995           1994
                                                            --------------  --------------  --------------
Operating Activities:
 Net income (loss)  .......................................    $16,752,438     $12,582,467    $(20,495,199)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in ) operations:
Equity in undistributed net income of wholly-owned
 subsidiaries  ............................................    (12,952,815)    (12,892,449)     23,222,659
Other  ...................................................      (3,408,481)      5,701,849      (3,260,450)
                                                            --------------  --------------  --------------
Net cash provided by (used in) operating activities  .....         391,142       5,391,867        (532,990)
                                                            --------------  --------------  --------------
Investing Activities:
 Investment in Affiliate   ................................        819,836              --     (22,823,750)
 Sale of fixed maturities  ................................             --              --       1,527,150
 Net (increase) decrease in short-term
  investments  .............................................     (933,000)      1,631,090      (1,424,889)
                                                            --------------  --------------  --------------
Net cash provided by (used in) investing activities  .....       (113,164)      1,631,090     (22,721,489)
                                                            --------------  --------------  --------------
Financial Activities:
 Bank loan proceeds  ......................................             --       2,000,000      51,000,000
 Repayment of bank loans  .................................     (2,500,000)     (8,000,000)    (27,770,000)
 Proceeds from exercise of stock
  options  .................................................       886,865         339,562           9,485
                                                            --------------  --------------  --------------
Net cash provided by (used in)
 financing activities  ....................................     (1,613,135)     (5,660,438)     23,239,485
                                                            --------------  --------------  --------------
Increase (decrease) in cash  .............................      (1,335,157)      1,362,519         (14,994)
Cash Beginning of Period  ................................       1,438,257          75,738          90,732
                                                            --------------  --------------  --------------
Cash End of Period  ......................................        $103,100      $1,438,257         $75,738
                                                            ==============  ==============  ==============


                                                                    SCHEDULE III

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION




                                             Deferred          Reserve                       Other policy claims
                                              policy          for losses                            and              Net
                                            acquisition  and loss adjustment    Unearned          benefits         premiums
                  Period                       costs            expenses        Premiums          payable           earned
------------------------------------------  -----------  --------------------  -----------  --------------------  -----------
Year ended December 31, 1996
 Property-Casualty  .....................    $3,657,718          $269,601,050  $33,916,832      $        --       $78,731,102
                                            -----------  --------------------  -----------  --------------------  -----------
Year ended December 31, 1995
 Property-Casualty  .....................    $2,523,180          $273,854,054  $26,753,920      $        --       $87,907,784
                                            -----------  --------------------  -----------  --------------------  -----------
Year ended December 31, 1994
 Property-Casualty  .....................    $2,910,422          $314,898,083  $35,721,013      $        --       $90,482,619
                                            -----------  --------------------  -----------  --------------------  -----------

                                                                Losses      Amortization
                                                                and loss    of deferred
                                                Net            adjustment      policy        Other         Net
                                            investment          expenses    acquisition    operating    premiums
                  Period                     income(1)          incurred      costs(2)     expenses(1)  written
------------------------------------------  -----------     ---------------  ------------  -----------  ----------
Year ended December 31, 1996
 Property-Casualty  .....................   $12,513,904      $48,976,951   $22,793,347   $2,507,433  $84,168,316
                                            -----------       -----------  ------------  -----------  -----------
Year ended December 31, 1995
 Property-Casualty  .....................   $12,360,748       $61,053,384   $26,512,776   $2,669,916  $81,267,593
                                            -----------       -----------  ------------  -----------  -----------
Year ended December 31, 1994
 Property-Casualty  .....................   $11,545,176       $98,275,358   $34,528,424   $3,524,289  $91,550,870
                                            -----------       -----------  ------------  -----------  -----------

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

                                                                   SCHEDULE IV

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                  REINSURANCE

                                Premium Written


                                                     Ceded to      Assumed                       Percentage
                                     Direct          other         from other     Net            of amount
                                     Amount          companies     companies      Amount         assumed to net
                                     ------          ---------     ---------      ------         --------------
Year ended December 31, 1996
 Property-Casualty  .............    $ 92,260,897    $58,355,325   $50,262,744    $84,168,316    60%
                                     ------------    -----------   ------------   ------------   ----
Year ended December 31, 1995
 Property-Casualty  .............    $ 87,542,455    $67,639,613   $61,364,751    $81,267,593    76%
                                     ------------    -----------   ------------   ------------   ----
Year ended December 31, 1994
 Property-Casualty  .............    $113,729,150    $98,000,822   $75,822,542    $91,550,870    83%
                                     ------------    -----------   ------------   ------------   ----

                                                                      SCHEDULE V

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS



                                                 Col. C
       Col. A           Col. B                 Additions                   Col. D         Col. E
--------------------  -----------  ----------------------------------  --------------  ------------
                      Balance at                                                        Balance at
                      January 1,       Charged to        Charged to    Deductions --   December 31,
    Description          1996      Costs and Expenses  Other Accounts     Describe         1996
--------------------  -----------  ------------------  --------------  --------------  ------------
Allowance for
uncollectible
reinsurance  ...         $800,000       $     --          $     --       $       --        $800,000
                      -----------  ------------------  --------------  --------------  ------------
Valuation allowance
in deferred taxes.       $775,000       $     --          $     --         $(775,000)   $      --
                      -----------  ------------------  --------------  -------------   ------------

                                                                     SCHEDULE VI

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

  SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS




                              Deferred     Reserve
Affiliations                  policy       for losses            Discount,                   Net          Net
with                          acquisition  and loss adjustment   if any,        Unearned     premiums     investment
Registrant                    costs        expenses              deducted       premiums     earned       income(1)
--------------------------    -----        --------------------  --------       --------     ------       ---------
Consolidated subsidiaries
-------------------------
Year ended December 31, 1996   $3,657,718          $269,601,050            $--  $33,916,832  $78,731,102   $12,513,904
                              -----------  --------------------  -------------  -----------  -----------  ------------
Year ended December 31, 1995   $2,523,180          $273,854,054            $--  $26,753,920  $87,907,784   $12,360,748
                              -----------  --------------------  -------------  -----------  -----------  ------------
Year ended December 31, 1994   $2,910,422          $314,898,083            $--  $35,721,013  $90,482,619   $11,545,176
                              -----------  --------------------  -------------  -----------  -----------  ------------


                                                          Amortization
                                                          of deferred
Affiliations                  Losses and loss             policy        Other        Net
with                          adjustment expenses         acquisition   operating    premiums
Registrant                    incurred related to         costs(2)      expenses(1)  written
------------------------      -------------------------   -----------   ------------ --------

                              Current        Prior
                              year           years
                              ----         ------------
Consolidated subsidiaries
-------------------------
Year ended December 31, 1996  $51,428,951  $(2,452,000)   $22,793,347   $2,507,433     $84,168,316
                              -----------  -----------   ------------  -----------  --------------
Year ended December 31, 1995  $54,030,109  $ 7,023,275    $26,512,776   $2,669,916     $81,267,593
                              -----------  -----------   ------------  -----------  --------------
Year ended December 31, 1994  $97,145,358  $ 1,130,000    $34,528,424   $3,524,289     $91,550,870
                              -----------  -----------   ------------  -----------  --------------

(1) Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance subsidiaries.



(2) Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance subsidiaries. A portion of these costs is eliminated upon consolidation.

                               INDEX TO EXHIBITS


Exhibit No.  DESCRIPTION OF EXHIBIT
-----------  ----------------------
     2       Form of Agreement and Plan of Merger, dated October 26,
             1993, by and among The Navigators Group, Inc., the
             respective acquisition subsidiary, the respective
             Affiliated Company and the respective stockholders of such
             Affiliated Company                                           (a)
    3-1      Restated Certificate of Incorporation                        (b)
    3-2      By-laws, as amended                                          (b)
   10-1      Management Agreement between Navigators Insurance Company
             and Navigators Management Corporation                        (b)
   10-2      Agreement between The Navigators Group, Inc. and
             Navigators Management Corporation                            (b)
   10-3      Stock Option Plan                                            (b)(c)
   10-4      Non-Qualified Stock Option Plan                              (a)(c)
   10-5      Employment Agreement with Terence N. Deeks                   (d)
   10-6      Employment Agreement with W. Allen Barnett                   (d)
   10-7      Letter Agreement with Michael J. Abdallah
   10-8      Consulting Agreement between The Navigators Group, Inc.
             and Robert F. Wright Associates, Inc.                        (d)
   10-9      Amended and Restated Credit Agreement dated as of November
             19, 1996, among The Navigators Group, Inc., as Borrower,
             Brown Brothers Harriman & Co., NBD Bank, First Union
             National Bank of North Carolina, as Lenders, First
             National Bank of Chicago, as Issuing Bank, and Brown
             Brothers Harriman & Co., as Agent.
   11-1      Statement re Computation of Per Share Earnings

   21-1      Subsidiaries of Registrant
   23-1      Consent of Independent Auditor
   27-1      Financial Data Schedule
   28-1      Information from reports furnished to state insurance
             regulatory authorities                                       (e)
---------

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