Form 10-Q
period 1997-03-31
NAVIGATORS GROUP INC
filed 1997-05-15
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended      March 31, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On May 14, 1997 there was 8,284,342 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page No.
                                                                           --------
Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996 ....................        3

      Consolidated Statements of Income
              Three Months Ended March 31, 1997 and 1996 ..............        4

      Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1997 and 1996 ..............        5

      Notes to Interim Consolidated Financial Statements ..............        6

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................        7

Part II.  OTHER INFORMATION ...........................................       12

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                              March 31, 1997         Dec. 31, 1996
                                                                                              --------------         -------------
                                                                                                (Unaudited)
                                     ASSETS
    Investments and cash:
      Fixed maturities, available for sale, at fair value
         (amortized cost: 1997, $213,841; 1996, $210,042) ............................            $ 216,186             $215,072
      Equity securities, at fair value (cost: 1997, $8,238; 1996, $7,538) ............               10,975               10,281
      Short-term investments, at cost which approximates fair value ..................               10,020               11,826
      Cash ...........................................................................                1,656                1,460
      Other investments ..............................................................                1,992                2,081
                                                                                                  ---------             --------
              Total investments and cash .............................................              240,829              240,720

    Premiums in course of collection .................................................               32,663               35,108
    Commissions receivable ...........................................................                7,290                6,782
    Accrued investment income ........................................................                3,588                3,302
    Prepaid reinsurance premiums .....................................................               11,367               11,540
    Reinsurance receivable on paid and unpaid loss and
       loss adjustment expenses ......................................................              132,289              143,345
    Federal income tax receivable ....................................................                   --                   33
    Net deferred Federal income tax benefit ..........................................               10,097                9,517
    Deferred policy acquisition costs ................................................                3,867                3,658
    Other assets .....................................................................                3,757                3,090
                                                                                                  ---------             --------

              Total assets ...........................................................            $ 445,747             $457,095
                                                                                                  =========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Reserves for loss and loss adjustment expenses ...................................            $ 258,838             $269,601
    Unearned premium .................................................................               33,720               33,917
    Reinsurance balances payable .....................................................               11,346               11,581
    Loans payable to banks ...........................................................               17,000               17,000
    Federal income tax payable .......................................................                  317                   --
    Deferred state and local income taxes ............................................                1,176                1,119
    Note payable to shareholder ......................................................                  942                  942
    Accounts payable and other liabilities ...........................................                4,996                7,393
                                                                                                  ---------             --------
              Total liabilities ......................................................              328,335              341,553
                                                                                                  ---------             --------

    Commitments and contingencies ....................................................                   --                   --

Stockholders' equity:
    Preferred stock, $.10 par value, authorized 1,000,000 shares, no shares issued ...                   --                   --
    Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding
        8,284,342 in 1997 and 8,237,900 in 1996 ......................................                  828                  824
    Additional paid-in capital .......................................................               36,694               36,202
    Net unrealized gains on securities available for sale, net of income taxes of
       $1,806 in 1997 and $2,643 in 1996 .............................................                3,354                5,131
    Foreign currency translation adjustment ..........................................                   (7)                  78
    Retained earnings ................................................................               76,543               73,307
                                                                                                  ---------             --------
              Total stockholders' equity .............................................              117,412              115,542
                                                                                                  ---------             --------

              Total liabilities and stockholders' equity .............................            $ 445,747             $457,095
                                                                                                  =========             ========


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)

                                                                         THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                    1997                 1996
                                                                  --------             --------
                                                                          (Unaudited)
Revenues:
   Net earned premium ................................            $ 18,406             $ 19,189
   Commission income .................................               1,595                2,067
   Net investment income .............................               3,371                3,563
   Net realized capital gains ........................                 212                  175
   Other income (expense) ............................                  (8)                 203
                                                                  --------             --------
         Total revenues ..............................              23,576               25,197
                                                                  --------             --------

Operating expenses:
   Net losses and loss adjustment
      expenses incurred ..............................              10,846               11,836
   Commission expense ................................               3,140                2,611
   Other operating expenses ..........................               5,351                4,540
   Interest expense ..................................                 287                  774
                                                                  --------             --------
         Total operating expenses ....................              19,624               19,761
                                                                  --------             --------

Equity income in affiliated company, net of income tax                 242                   --
                                                                  --------             --------

Income before income taxes ...........................               4,194                5,436
                                                                  --------             --------

Income tax expense (benefit):
   Current ...........................................                 562                1,554
   Deferred ..........................................                 397                 (330)
                                                                  --------             --------
         Total income tax expense ....................                 959                1,224
                                                                  --------             --------

   Net income ........................................            $  3,235             $  4,212
                                                                  ========             ========

Per share data:
   Average common and common equivalent
      shares outstanding..............................               8,312                8,297

Net income per share..................................            $   0.39             $   0.51
                                                                  ========             ========


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        -----------------------------
                                                                          1997                 1996
                                                                        --------             --------
                                                                                 (Unaudited)
 Operating activities:
    Net income .............................................            $  3,235             $  4,212
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation & amortization ............................                  98                  135
    Reinsurance receivable on paid and unpaid
      losses and loss adjustment expenses ..................              11,056               10,261
    Reserve for losses and loss adjustment
      expenses .............................................             (10,763)             (14,888)
    Prepaid reinsurance premiums ...........................                 172                  676
    Unearned premium .......................................                (197)               1,241
    Premiums in course of collection .......................               2,446               (5,621)
    Commissions receivable .................................                (508)                 499
    Deferred policy acquisition costs ......................                (209)                (487)
    Accrued investment income ..............................                (286)                 101
    Reinsurance balances payable ...........................                (234)                 351
    Federal income tax .....................................                 349                 (362)
    Net deferred Federal income tax ........................                 340                  110
    Net realized capital (gains) ...........................                (212)                (175)
    Other ..................................................                (617)              (1,041)
                                                                        --------             --------
         Net cash provided by (used in) operating activities               4,670               (4,988)
                                                                        --------             --------

 Investing activities:
    Fixed maturities available for sale:
         Redemptions and maturities ........................               2,857                3,859
         Sales .............................................               2,368               18,283
         Purchases .........................................              (9,328)             (24,112)
    Equity securities:
         Sales .............................................                 729                  557
         Purchases .........................................              (1,235)              (1,035)
    Payable for securities purchased .......................              (1,959)               3,580
    Net sales (purchases) of short-term investments ........               1,809               (2,068)
    Purchase of property and equipment .....................                (212)                 (14)
                                                                        --------             --------
         Net cash (used in) investing activities ...........              (4,971)                (950)
                                                                        --------             --------

Financing activities:
    Repayment of bank loans ................................                  --               (1,250)
    Proceeds from exercise of stock options ................                 497                  209
                                                                        --------             --------
         Net cash provided by (used in) financing activities                 497               (1,041)
                                                                        --------             --------

Increase (decrease) in cash ................................                 196               (6,979)

Cash at beginning of period ................................               1,460                7,333
                                                                        --------             --------

Cash at end of period ......................................            $  1,656             $    354
                                                                        ========             ========


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements


(1)   Accounting Policies

      The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes hereto contained in the Company's Form 10-K for the year ended December 31, 1996.


(2)   Reinsurance Ceded

      The Company's ceded earned premium was $17,014,000 and $11,983,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's ceded losses were $11,879,000 and $7,498,000 for the three months ended March 31, 1997 and 1996, respectively.

                           THE NAVIGATORS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Navigators Group Inc., ( the "Group") is a holding company with 15 wholly owned subsidiaries.

      Two of the Company's subsidiaries are insurance companies: Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance company subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation, onshore energy, property (primarily inland marine) insurance and certain lines of specialty reinsurance and non-marine insurance. NIC is a wholly owned subsidiary of Navigators Insurance, was licensed in 1989 and began operations in 1990. It underwrites a small book of surplus lines property insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of the total retained business of Navigators Insurance. Navigators and NIC are collectively referred to herein as the "Insurance Companies."

      Another subsidiary, Navigators Corporate Underwriters Limited, which was formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability, commencing with the 1997 year of account.

      Nine of the Company's subsidiaries are a group of underwriting management companies: Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California Inc., Somerset Insurance Services of Washington, Inc., Somerset Re Management, Inc., Somerset Marine (UK) Limited ("Somerset (UK)"), Somerset Asia Pacific Pty Limited ("Somerset Asia") and Navigators Management Corporation ("NMC") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and ten other unrelated insurance companies.

      Somerset Asia, a wholly-owned subsidiary, was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrates on marine, energy and construction business primarily in Indonesia, Thailand, Malaysia, China and Vietnam. The Australia office began writing business in early 1997.

      Somerset (UK), formed in the fourth quarter of 1996, will concentrate on business segments within marine, aviation, energy and construction business. In addition, Navigators Insurance expects to be authorized to operate a U.K. branch in the third quarter of 1997.

      The other subsidiaries of the Company are Somerset Casualty Agency, Inc., Somerset Property, Inc. and Somerset Marine Aviation Property Managers, Inc., which are either inactive or in runoff.

      The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive substantially all of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators Insurance's direct participation in, or reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by NMC which is being merged into Somerset Marine, Inc. in the second quarter of 1997 with Somerset Marine, Inc. as the surviving company.

      The Somerset Companies specialize principally in the following lines of business: marine, aviation, onshore energy, property (primarily inland marine, which is expected to be significantly reduced in the second half of 1997) insurance and certain lines of specialty reinsurance and non-marine insurance. The Somerset Companies underwrite marine business through a syndicate of insurance companies, Navigators Insurance having the largest participation in the syndicate. They derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from the Group, Navigators Insurance, NIC and the other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

      The Group, Navigators Insurance, NIC and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.


RESULTS OF OPERATIONS

      General. The results of operations of the Company during the first quarter of 1997 reflect intense market competition in our core marine and aviation lines. The first quarter of 1996 includes adjustments to premiums and commissions and interest expense in the aggregate totalling $1.0 million pre-tax as the result of the Company's rollback liability under California's Proposition 103.

      Revenues. Gross written premium for the first three months of 1997 increased by 8.7% to $35,223,000 from $32,411,000 for the first three months of 1996 primarily due to the increased premium volume in the onshore energy business and program insurance, partially offset by a decrease in the marine premium.

      The following table sets forth the Insurance Companies' gross written premium by line of business and percentage of the total gross written premium and net written premium in the aggregate:

                                                                      Three Months Ended March 31,
                                                -----------------------------------------------------------------
                                                            1997                                     1996
                                                -----------------------------              ----------------------
                                                                         (Dollars in thousands)
Marine .............................            $  9,575                   27%             $13,638             42%

Aviation ...........................               9,738                   28%               8,424             26%

Property and Inland Marine .........               4,506                   13%               3,882             12%

Onshore Energy .....................               3,144                    9%                  14             --

Specialty Reinsurance and Non-Marine
    Program Insurance ..............               8,260                   23%               6,453             20%
                                                --------             --------              -------            ---

      Total Gross Written Premium ..              35,223                  100%              32,411            100%
                                                --------             ========              -------            ===

Ceded Written Premium ..............             (16,841)                                  (11,306)
                                                                                           -------            ---

      Total Net Written Premium ....            $ 18,382                                  $ 21,105
                                                                                           =======            ===

      Marine Premium. Marine gross written premium decreased 29.8% when comparing the first three months of 1997 to the first three months of 1996 primarily due to the continued pricing competition.

      Aviation Premium. Aviation gross written premium increased 15.6% from the first three months of 1996 to the first three months of 1997 due to an increase in the limits written per risk.

      Property and Inland Marine Premium. Property and inland marine gross written premium increased 16% from the first three months of 1996 to the first three months of 1997 due to the growth of the Company's inland marine book of business. The inland marine premium is expected to be significantly reduced in the second half of 1997.

      Onshore Energy Premium. In 1996, the Company began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown.

      Specialty Reinsurance and Non-Marine Program Insurance Premium. Gross written specialty reinsurance and non-marine program insurance premium increased 28.0% from the first three months of 1996 to the first three months of 1997 due to increased premium in the non-marine program business.

      Ceded Premium. The increase in ceded premium resulted from increased reinsurance in the marine and aviation lines of business and the increase in gross non-marine program business which is heavily reinsured.

      Net Written Premium. The net written premium decreased 12.9% from the first three months of 1996 to the first three months of 1997 due to continued price competition in the marine line of business and the increase in the ceded premium.

      Net Earned Premium. Net earned premium for the first three months of 1997 was $18,406,000 as compared to $19,189,000 for the first three months of 1996. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

      Commission Income. Commission income decreased 22.8% from $2,067,000 for the first quarter of 1996 to $1,595,000 for the first quarter of 1997. The decrease is primarily due to the decrease in the marine premium from which the Company receives commission income from the unaffiliated members of the marine pool. The 1997 commission income includes $157,000 of profit commission earned under the Company's management agreement with Riverside Underwriters plc for business written as a corporate name at Lloyds of London. The management agreement has been terminated for business effective after December 31, 1996.

      Net Investment Income. Net investment income decreased 5.4% to $3,371,000 during the first three months of 1997 from $3,563,000 during the corresponding period in 1996. This decrease was due primarily to decreased fiduciary funds held by the Somerset Companies and lower yields in the Company's fixed income portfolio.

      Net Realized Capital Gains. Pre-tax net income included $212,000 of realized capital gains for the first three months of 1997 compared to $175,000 for the same period last year. On an after tax basis, the realized capital gains were $0.02 per share in 1997 and $0.01 per share in 1996.

      Expenses. The ratio of loss and loss adjustment expenses incurred to net earned premium was 58.9% and 61.7% during the first three months of 1997 and 1996, respectively. This decrease was primarily due to an improved loss ratio in the aviation business.

      Commission expense as a percentage of net earned premium was 17.1% and 13.6% during the first three months of 1997 and 1996, respectively. This increase in 1997 was primarily due to increased excess of loss reinsurance on the marine and aviation lines of business which lowers net premium with no corresponding ceding commission to offset the commission expense incurred on the gross written premium.

      Other operating expenses increased 17.9% to $5,351,000 during the first three months of 1997 from $4,540,000 during the corresponding period of 1996. This increase was primarily due to operating expenses incurred by Somerset (UK) and Somerset Asia.

      Interest expense decreased 62.9% to $287,000 during the first three months of 1997 from $774,000 during the corresponding period of 1996. This decrease is primarily due to the interest expense of $368,000 recorded in the first quarter of 1996 attributable to the Company's rollback liability under California's Proposition 103. In addition, the loan balance under the Company's Amended Credit Agreement (as defined below) decreased from $18,250,000 at March 31,
1996 to $17,000,000 at March 31, 1997 and the interest rate was lower in 1997 as compared to 1996.

      Income Taxes. The effective tax rate was 22.9% and 22.5% for the three months ended March 31, 1997 and 1996, respectively.

      Net Income. For the first three months of 1997, the Company had net income of $3,235,000 compared to net income of $4,212,000 for the same period last year. On a per share basis, this represents net income per share of $0.39 and $0.51 for the first three months of 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow from operations was $4,670,000 and ($4,988,000) for the first three months of 1997 and 1996, respectively. Invested assets and cash increased slightly to $240,829,000 at March 31, 1997 from $240,720,000 at December 31,
1996.

      The Company's credit agreement, which was amended on November 19, 1996 (the "Amended Credit Agreement"), provides for a $20 million revolving credit loan facility of which $17 million was being utilized at March 31, 1997 and a $30 million letter of credit facility of which $26 million was being utilized at March 31, 1997. The Amended Credit Agreement contains covenants common to agreements of this type.

The aggregate amounts available under the revolving credit loan facility decrease in quarterly increments of $500,000 commencing with the first quarter of 1997 through the third quarter of 1999, and in varying increments thereafter through December 31, 2002 to a balance of $2,000,000.

      As of March 31, 1997, the Company's consolidated stockholders' equity was $117,412,000, an increase of 1.6% from $115,542,000 at December 31, 1996.

PART II - OTHER INFORMATION


Item 1.       Legal Proceedings:

              The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company.

Item 2.       Changes in Securities:

              None.

Item 3.       Defaults Upon Senior Securities:

              None.

Item 4.       Submissions of Matters to a Vote of Securities Holders:

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:

              Exhibit No.        Description of Exhibit

                  27.1           Financial Data Schedule

              (b)    Reports on Form 8-K:
                         There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Navigators Group,  Inc.
                                          ------------------------------------
                                                   (Registrant)


   May 15, 1997                           /s / Bradley D. Wiley
-----------------------                   ------------------------------------
      (Date)                              Bradley D. Wiley, Senior Vice
                                          President, Chief Financial Officer
                                          and Secretary

                                INDEX OF EXHIBITS

                                                                                Sequentially
                                                                                  Numbered
Exhibit No.                      Description of Exhibit                             Page
-----------                      ----------------------                             ----
    27.1                         Financial Data Schedule