Form 10-Q
period 1997-06-30
NAVIGATORS GROUP INC
filed 1997-08-14
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended      June 30, 1997
                              --------------------------------------------------

Commission file number      0-15886
                      ----------------------------------------------------------

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

Yes     X              No
   -----------           -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 12, 1997 there were 8,337,217 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.

Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets
              June 30, 1997 and December 31, 1996 ..................     3

      Consolidated Statements of Income
             Three Months Ended June 30, 1997 and 1996 .............     4
             Six Months Ended June 30, 1997 and 1996 ...............     5

      Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1997 and 1996 ..............     6

      Notes to Interim Consolidated Financial Statements ...........     7

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..................     9

Part II.  OTHER INFORMATION ........................................    15

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       June 30, 1997   Dec. 31, 1996
                                                                                       -------------   -------------
                                                                                        (Unaudited)
                                                               ASSETS
    Investments and cash:
      Fixed maturities, available for sale, at fair value
         (amortized cost: 1997, $216,957; 1996, $210,042) ..........................        $221,139        $215,072
      Equity securities, at fair value (cost: 1997, $6,071; 1996, $7,538) ..........           9,135          10,281
      Short-term investments, at cost which approximates fair value ................          12,627          11,826
      Cash .........................................................................           2,955           1,460
      Other investments ............................................................           2,022           2,081
                                                                                            --------        --------
              Total investments and cash ...........................................         247,878         240,720

    Premiums in course of collection ...............................................          35,545          35,108
    Commissions receivable .........................................................           7,690           6,782
    Accrued investment income ......................................................           3,346           3,302
    Prepaid reinsurance premiums ...................................................          17,444          11,540
    Reinsurance receivable on paid and unpaid loss and loss adjustment expenses ....         136,691         143,345
    Federal income tax receivable ..................................................             273              33
    Net deferred Federal income tax benefit ........................................           9,243           9,517
    Deferred policy acquisition costs ..............................................           5,982           3,658
    Other assets ...................................................................           4,258           3,090
                                                                                            --------        --------

              Total assets .........................................................        $468,350        $457,095
                                                                                            ========        ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Reserves for loss and loss adjustment expenses .................................        $264,801        $269,601
    Unearned premium ...............................................................          44,955          33,917
    Reinsurance balances payable ...................................................          11,434          11,581
    Bank loan ......................................................................          17,000          17,000
    Deferred state and local income taxes ..........................................           1,255           1,119
    Note payable to shareholder ....................................................             942             942
    Accounts payable and other liabilities .........................................           5,946           7,393
                                                                                            --------        --------
              Total liabilities ....................................................         346,333         341,553
                                                                                            ========        ========

    Commitments and contingencies   -- .............................................              --              --

Stockholders' equity:
    Preferred stock, $.10 par value, authorized 1,000,000 shares, no shares
    issued .........................................................................               --              --
    Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding
        8,284,342 in 1997 and 8,237,900 in 1996 ....................................             828             824
    Additional paid-in capital .....................................................          36,694          36,202
    Net unrealized gains on securities available for sale, net of income taxes of
       $2,464 in 1997 and $2,643 in 1996 ...........................................           4,783           5,131
    Foreign currency translation adjustment ........................................              13              78
    Retained earnings ..............................................................          79,699          73,307
                                                                                            --------        --------
              Total stockholders' equity ...........................................         122,017         115,542
                                                                                            --------        --------

              Total liabilities and stockholders' equity ...........................        $468,350        $457,095
                                                                                            ========        ========



      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)



                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                               1997        1996
                                                               ----        ----
                                                                  (Unaudited)
Revenues:
   Net earned premium ....................................    $22,169    $18,215
   Commission income .....................................      1,520      2,322
   Net investment income .................................      3,556      3,554
   Net realized capital gains ............................        242        171
   Other income ..........................................        169        124
                                                              -------    -------
         Total revenues ..................................     27,656     24,386
                                                              -------    -------

Operating expenses:
   Net losses and loss adjustment expenses incurred ......     13,412     11,738
   Commission expense ....................................      3,926      2,703
   Other operating expenses ..............................      6,131      4,466
   Interest expense ......................................        317        358
                                                              -------    -------
         Total operating expenses ........................     23,786     19,265
                                                              -------    -------

Equity income in affiliated company, net of income tax ...        312         --
                                                              -------    -------

Income before income taxes ...............................      4,182      5,121
                                                              -------    -------

Income tax expense:
   Current ...............................................        868      1,035
   Deferred ..............................................        158        289
                                                              -------    -------
         Total income tax expense ........................      1,026      1,324
                                                              -------    -------

   Net income ............................................    $ 3,156    $ 3,797
                                                              =======    =======

Per share data:
  Average common and common equivalent shares outstanding       8,352      8,299

   Net income per share ..................................    $  0.38    $  0.46
                                                              =======    =======

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT NET INCOME PER SHARE)



                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                               1997        1996
                                                               ----        ----
                                                                 (Unaudited)
Revenues:
   Net earned premium ...................................    $40,575    $ 37,403
   Commission income ....................................      3,115       4,389
   Net investment income ................................      6,927       7,118
   Net realized capital gains ...........................        454         346
   Other income .........................................        161         327
                                                             -------    --------
         Total revenues .................................     51,232      49,583
                                                             -------    --------

Operating expenses:
   Net losses and loss adjustment expenses incurred .....     24,258      23,574
   Commission expense ...................................      7,066       5,314
   Other operating expenses .............................     11,482       9,006
   Interest expense .....................................        604       1,133
                                                             -------    --------
         Total operating expenses .......................     43,410      39,027
                                                             -------    --------

Equity income in affiliated company, net of income tax ..        554          --
                                                             -------    --------

Income before income taxes ..............................      8,376      10,556
                                                             -------    --------

Income tax expense (benefit):
   Current ..............................................      1,430       2,589
   Deferred .............................................        555         (42)
                                                             -------    --------
         Total income tax expense .......................      1,985       2,547
                                                             -------    --------

   Net income ...........................................    $ 6,391    $  8,009
                                                             =======    ========

Per share data:
  Average common and common equivalent shares outstanding      8,348       8,298

   Net income per share .................................    $  0.77    $   0.97
                                                             =======    ========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                 1997             1996
                                                                ------           ------
                                                                     (Unaudited)
 Operating activities:
    Net income ...........................................    $  6,391          $  8,009
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization ........................         220               293
    Reinsurance receivable on paid and unpaid
      losses and loss adjustment expenses ................       6,655            21,062
    Reserve for losses and loss adjustment expenses ......      (4,800)          (22,623)
    Prepaid reinsurance premiums .........................      (5,904)            1,269
    Unearned premium .....................................      11,039             1,891
    Premiums in course of collection .....................        (437)          (11,766)
    Commissions receivable ...............................        (908)              614
    Deferred policy acquisition costs ....................      (2,325)             (421)
    Accrued investment income ............................         (44)              128
    Reinsurance balances payable .........................        (147)              446
    Federal income tax ...................................        (240)             (751)
    Net deferred Federal income tax ......................         448               233
    Net realized capital (gains) .........................        (454)             (346)
    Other ................................................      (1,092)             (793)
                                                              --------          --------
       Net cash provided by (used in) operating activities       8,402            (2,755)
                                                              --------          --------

 Investing activities:
    Fixed maturities available for sale:
       Redemptions and maturities ........................       5,446             7,348
       Sales .............................................      36,639            23,097
       Purchases .........................................     (49,410)          (31,741)
    Equity securities:
       Sales .............................................       5,756             1,628
       Purchases .........................................      (3,849)           (1,990)
    Payable for securities purchased .....................        (889)             (750)
    Net sales (purchases) of short-term investments ......        (805)              931
    Purchase of property and equipment ...................        (292)             (135)
                                                              --------          --------
       Net cash (used in) investing activities ...........      (7,404)           (1,612)
                                                              --------          --------

Financing activities:
    Repayment of bank loan ...............................          --            (2,500)
    Proceeds from exercise of stock options ..............         497               209
                                                              --------          --------
       Net cash provided by (used in) financing activities         497            (2,291)
                                                              --------          --------

Increase (decrease) in cash ..............................       1,495            (6,658)

Cash at beginning of period ..............................       1,460             7,333
                                                              --------          --------

Cash at end of period ....................................    $  2,955          $    675
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


(2)      Reinsurance Ceded

         The Company's ceded earned premiums were $17,146,000 and $15,336,000 for the three months ended June 30, 1997 and 1996, respectively, and $34,160,000 and $27,319,000 for the six months ended June 30, 1997 and 1996, respectively. The Company's ceded losses were $7,971,000 and $10,574,000 for the three months ended June 30, 1997 and 1996, respectively, and were $19,850,000 and $18,072,000 for the six months ended June 30, 1997 and 1996, respectively.


(3)      Future Application of Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock if their effect is dilutive. This statement, effective for year-end 1997 financial statements, requires that prior period earnings per share data be restated. The Company does not expect adoption of this statement to have a material impact on earnings per common share amounts.

         SFAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in a financial statement, it will not affect the Company's financial position or results of operations. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under SFAS No. 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information).


(4)      Subsequent Event

         In August 1997, the Company signed a letter of intent to acquire 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency. We expect the transaction to close in 1997. The acquisition is subject to definitive documentation and regulatory approvals.

                           THE NAVIGATORS GROUP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Navigators Group Inc., ( the "Parent Company") is a holding company with 11 wholly owned subsidiaries (collectively, the "Company").

         Two of the Company's subsidiaries are insurance companies: Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance company subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation and onshore energy insurance, along with a small amount of specialty reinsurance. The Company discontinued writing inland marine insurance (except for onshore energy) during 1997 and is significantly reducing its program business in the second half of 1997 in order to focus on its core businesses. NIC is a wholly owned subsidiary of Navigators Insurance, was licensed in 1989 and began operations in 1990. It underwrites a small book of surplus lines property insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of the total retained business of Navigators Insurance. Navigators and NIC are collectively referred to herein as the "Insurance Companies."

         Another subsidiary, Navigators Corporate Underwriters Limited ("NCUL"), which was formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability, commencing with the 1997 year of account.

         Seven of the Company's subsidiaries are a group of underwriting management companies: Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California Inc., Somerset Insurance Services of Washington, Inc., Somerset Marine (UK) Limited ("Somerset (UK)") and Somerset Asia Pacific Pty Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and ten unaffiliated insurance companies.

         Somerset Asia, a wholly-owned subsidiary, was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrates on marine, energy, engineering and construction business primarily in Indonesia, Thailand, Malaysia, China and Vietnam. The Australia office began writing business in early 1997.

         Somerset (UK), formed in the fourth quarter of 1996, will concentrate on marine, aviation, energy, engineering and construction business. In addition, Navigators Insurance expects to be authorized to operate a U.K. branch in the third quarter of 1997. Somerset (UK) will begin producing business upon licensing approval for the U.K. branch of Navigators Insurance.

         During 1997, the Company merged four subsidiaries, Somerset Re Management, Inc., Navigators Management Corporation, Somerset Casualty Agency, Inc. and Somerset Property, Inc. into Somerset Marine, Inc. Somerset Marine Aviation Property Managers, Inc. is an inactive subsidiary.

         The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive substantially all of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators Insurance's direct participation in, or reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by Somerset Marine, Inc.

         The Somerset Companies specialize principally in writing marine, aviation and onshore energy insurance. The Somerset Companies underwrite marine business through a syndicate of insurance companies, Navigators Insurance having the largest participation in the syndicate. They derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from the Parent Company, Navigators Insurance, NIC and the other insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

         The Parent Company, Navigators Insurance, NIC and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

         In August 1997, the Company signed a letter of intent to acquire 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency. We expect the transaction to close in 1997. The acquisition is subject to definitive documentation and regulatory approvals.

RESULTS OF OPERATIONS

         General. The results of operations of the Company during the first six
         --------
months of 1997 reflect intense market competition in the core marine and aviation lines. The first quarter of 1996 included adjustments to premiums, commission expense and interest expense resulting in a $1.0 million reduction in pre-tax income due to the Company's rollback liability under California's Proposition 103.

         Revenues. Gross written premium for the first six months of 1997
         ---------
increased by 28.8% to $85,774,000 from $66,612,000 for the first six months of 1996 primarily due to the $16,910,000 of marine premium produced by two Lloyd's syndicates for NCUL and secondarily due to the increased premium volume in the onshore energy business and program insurance, partially offset by a decrease in the non-Lloyd's marine premium.

         The following table sets forth the Company's gross written premium by line of business and percentage of the total gross written premium and net written premium in the aggregate:


                                                 Six Months Ended June 30,
                                                 -------------------------
                                                  1997                1996
                                                --------            --------

                                                   (Dollars in thousands)
Marine ...............................    $ 21,109      25%    $ 26,741      40%

Aviation .............................      17,200      20%      18,257      27%

Inland Marine ........................       7,392       9%       7,220      11%

Onshore Energy .......................       4,317       5%         679       1%

Engineering and Construction .........       1,192       1%          --      --

Lloyd's Syndicates - Marine ..........      16,910      20%          --      --

Specialty Reinsurance and Non-Marine
    Program Insurance ................      17,654      20%      13,715      21%
                                          --------     ---     --------     ---

      Total Gross Written Premium ....      85,774     100%      66,612     100%
                                          --------     ===     --------     ===

Ceded Written Premium ................     (40,065)             (26,049)

      Total Net Written Premium ......    $ 45,709             $ 40,563
                                          ========             ========


         Marine Premium. Marine gross written premium (non-Lloyd's) decreased 21.1% when comparing the first six months of 1997 to the first six months of 1996 primarily due to the continued pricing competition.

         Aviation Premium. Aviation gross written premium decreased 5.8% from the first six months of 1996 to the first six months of 1997 due to price competition in the aviation insurance market.

         Inland Marine Premium. Inland marine gross written premium increased 2.4% from the first six months of 1996 to the first six months of 1997. The Company discontinued writing this business in mid 1997.

         Onshore Energy Premium. In 1996, the Company began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown.

         Engineering and Construction. In 1997 Somerset Asia began writing engineering and construction risks in Southeast Asia.

         Lloyd's Syndicates - Marine. NCUL provided capacity to two Lloyd's syndicates in 1997 which produced $16,910,000 of marine premium for NCUL recorded in the second quarter of 1997. The underwriting results from the Lloyd's syndicates are included in the Company's financials by category for the 1997 second quarter but are not included in the Insurance Companies results since NCUL is owned 100% by the Parent Company.

         Specialty Reinsurance and Non-Marine Program Insurance Premium. Gross written specialty reinsurance and non-marine program insurance premium increased 28.7% from the first six months of 1996 to the first six months of 1997 due to increased premium in the non-marine program business. The Company is significantly reducing its program business in the second half of 1997.

         Ceded Premium. The increase in ceded premium resulted from the increase in non-marine program business which is heavily reinsured and, in the second quarter, from the ceded portion of the premium produced by the Lloyd's syndicates.

         Net Written Premium. The net written premium increased 12.7% from the first six months of 1996 to the first six months of 1997 due to the premium produced by the Lloyd's syndicates (in the second quarter) and the onshore energy business partially offset by decreases in the marine and aviation premium due to continued price competition.

         Net Earned Premium. Net earned premium for the first six months of 1997 was $40,575,000 as compared to $37,403,000 for the first six months of 1996. Net earned premium for the three months ended June 30, 1997 and 1996 was $22,169,000 and $18,215,000, respectively. Generally net earned premium follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

         Commission Income. Commission income decreased 29.0% from $4,389,000 for the first six months of 1996 to $3,115,000 for the first six months of 1997 and decreased 34.5% for the three months ended June 30, 1997 from the same period in 1996. The decrease is primarily due to the decrease in the marine premium from which the Company receives commission income from the unaffiliated members of the marine pools and from Navigators Insurance's increased participation in the marine and aviation pools. The 1997 commission income includes $335,000 of profit commission earned under the Company's management agreement with Riverside Underwriters plc for business written as a corporate name at Lloyd's of London compared to $0 for the first six months of 1996. The management agreement has been terminated for business effective after December 31, 1996.

         Net Investment Income. Net investment income decreased 2.7% to $6,927,000 during the first six months of 1997 from $7,118,000 during the corresponding period in 1996 due primarily to decreased fiduciary funds held by the Somerset Companies and lower yields in the Company's fixed income portfolio.

         Net Realized Capital Gains. Pre-tax net income included $454,000 of realized capital gains for the first six months of 1997 compared to $346,000 for the same period last year. On an after tax basis, the realized capital gains were $0.04 per share in 1997 and $0.03 per share in 1996. Pretax income for the three months ended June 30, 1997 and 1996 included realized capital gains of $242,000 and $171,000, respectively. On an after tax basis the realized gains represented $0.02 per share and $0.01 for the respective three month periods.

         Expenses. The ratio of loss and loss adjustment expenses incurred to net earned premium was 59.8% and 63.0% during the first six months of 1997 and 1996, respectively. This decrease was primarily due to improved loss ratios in the aviation and inland marine businesses. These ratios were 60.5% and 64.4% for the three months ended June 30, 1997 and 1996, respectively, due primarily to the improved loss ratio in the aviation business.

         Commission expense as a percentage of net earned premium was 17.4% and 14.2% during the first six months of 1997 and 1996, respectively, and 17.7% and 14.8% for the three month periods ended June 30, 1997 and 1996, respectively. These increases in 1997 were primarily due to increased excess of loss reinsurance on the marine and aviation lines of business which lowers net premium with no corresponding ceding commission to offset the commission expense incurred on the gross written premium.

         Other operating expenses increased 27.5% to $11,482,000 during the first six months of 1997 from $9,006,000 during the corresponding period of 1996 and increased 37.3% for the three months ended June 30, 1997 compared to the same period in 1996. These increases were primarily due to operating expenses incurred by Somerset (UK) and Somerset Asia.

         Interest expense decreased 46.7% to $604,000 during the first six months of 1997 from $1,133,000 during the corresponding period of 1996. This decrease was primarily due to the interest expense of $368,000 recorded in the first quarter of 1996 attributable to the Company's rollback liability under California's Proposition 103. In addition, the loan balance under the Company's Amended Credit Agreement (as defined below) decreased from $19,500,000 at December 31, 1995 to $17,000,000 at June 30, 1996 as the result of repayments during the first six months of 1996, and the interest rate was lower in 1997 as compared to 1996. The loan balance at June 30, 1997 was $17,000,000.

         Income Taxes. The effective tax rate was 23.7% and 24.1% for the six months ended June 30, 1997 and 1996, respectively.

         Net Income. For the first six months of 1997, the Company had net income of $6,391,000 compared to net income of $8,009,000 for the same period last year. On a per share basis, this represents net income per share of $0.77 and $0.97 for the first six months of 1997 and 1996, respectively. The Company had net income of $3,156,000 or $0.38 per share for the three months ended June 30, 1997 compared to net income of $3,797,000 or $0.46 per share for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations was $8,402,000 and ($2,755,000) for the first six months of 1997 and 1996, respectively. The 1996 cash flow was negatively affected by payment of Northridge, California earthquake losses. Invested assets and cash increased to $247,878,000 at June 30, 1997 from $240,720,000 at
December 31, 1996 as the result of the positive cash flow.

         The Company's credit agreement, which was amended on November 19, 1996 (the "Amended Credit Agreement"), currently provides for a $19 million revolving credit loan facility of which $17 million was being utilized at June 30, 1997 and a $30 million letter of credit facility of which $26.4 million was being utilized at June 30, 1997.

         The revolving credit loan facility decreases in quarterly increments of $500,000 commencing with the first quarter of 1997 through the third quarter of 1999, and in varying increments thereafter through December 31, 2002 to a balance of $2,000,000. The Amended Credit Agreement contains covenants common to agreements of this type. The first $500,000 payment is due July 1, 1998.

         As of June 30, 1997, the Company's consolidated stockholders' equity was $122,017,000, an increase of 5.6% from $115,542,000 at December 31, 1996.

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

         None.

Item 3. Defaults Upon Senior Securities:

         None.

Item 4. Submissions of Matters to a Vote of Securities Holders:

         On May 29, 1997, the Company's stockholders voted for the following matters at the annual stockholders' meeting:

         (a) The election of seven (7) directors to serve until the 1998 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows:

          Name                         For                 Withheld
          ----                         ---                 --------
          Terence N. Deeks          7,024,059                36,114
          Robert M. DeMichele       7,055,816                 4,357
          Leandro S. Galban, Jr.    7,055,816                 4,357
          John F. Knight            7,024,059                36,114
          Marc M. Tract             6,892,116               168,057
          William D. Warren         6,745,714               314,459
          Robert F. Wright          6,860,359               199,814

         (b) The ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors. The stockholders cast 7,058,273 votes for and 1,250 votes against ratification with 650 abstention votes.

         (c) A stockholder proposal related to the composition of the Board of Directors was defeated by a vote of 5,659,823 against and 434,712 in favor. There were 41,907 abstention votes and 923,681 shares not voted on the proxies received.

Item 5. Other Information:

         None.

Item 6. Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

         Exhibit No. Description of Exhibit

              27.1   Financial Data Schedule

         (b)      Reports on Form 8-K:
                     There were no reports on Form 8-K filed for the six months ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      The Navigators Group,  Inc.
                                      -----------------------------------------
                                            (Registrant)


   August 14, 1997                    /s / Bradley D. Wiley
   ---------------                    -----------------------------------------
      (Date)                          Bradley D. Wiley
                                      Senior Vice President, Chief Financial
                                      Officer and Secretary

                                INDEX OF EXHIBITS

                                                              Sequentially
                                                              Numbered
Exhibit No.          Description of Exhibit                   Page
-----------          ----------------------                   ------------

    27.1             Financial Data Schedule