Form 10-Q
period 1997-09-30
NAVIGATORS GROUP INC
filed 1997-11-14
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1997

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

                                 (212) 349-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes  |X|                No  |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On November 10, 1997 there were 8,337,217 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets
              September 30, 1997 and December 31, 1996 .....................  3

      Consolidated Statements of Income
              Three Months Ended September 30, 1997 and 1996 ...............  4
              Nine Months Ended September 30, 1997 and 1996 ................  5

      Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1997 and 1996 ................  6

      Notes to Interim Consolidated Financial Statements ...................  7

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..........................  9

Part II.  OTHER INFORMATION ................................................ 15

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     September 30,  December 31,
                                                                                          1997         1996
                                                                                     -------------  ------------
                                                                                      (Unaudited)
                                     ASSETS
    Investments and cash:
      Fixed maturities, available for sale, at fair value
         (amortized cost: 1997, $210,683; 1996, $210,042) .............................  $217,640     $215,072
      Equity securities, at fair value (cost: 1997, $5,122; 1996, $7,538) .............     6,919       10,281
      Short-term investments, at cost which approximates fair value ...................    24,725       11,826
      Cash ............................................................................     1,486        1,460
      Other investments ...............................................................     1,619        2,081
                                                                                         --------     --------
              Total investments and cash ..............................................   252,389      240,720

    Premiums in course of collection ..................................................    42,582       35,108
    Commissions receivable ............................................................     7,063        6,782
    Accrued investment income .........................................................     3,163        3,302
    Prepaid reinsurance premiums ......................................................    20,467       11,540
    Reinsurance receivable on paid and unpaid loss and loss adjustment expenses .......   141,920      143,345
    Federal income tax receivable .....................................................        --           33
    Net deferred Federal income tax benefit ...........................................     8,613        9,517
    Deferred policy acquisition costs .................................................     5,531        3,658
    Other assets ......................................................................     3,877        3,090
                                                                                         --------     --------

              Total Assets ............................................................  $485,605     $457,095
                                                                                         ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Reserves for loss and loss adjustment expenses ....................................  $272,127     $269,601
    Unearned premium ..................................................................    47,054       33,917
    Reinsurance balances payable ......................................................    15,384       11,581
    Bank loan .........................................................................    17,000       17,000
    Deferred state and local income taxes .............................................     1,206        1,119
    Federal income tax payable ........................................................        29           --
    Note payable to shareholder .......................................................       942          942
    Accounts payable and other liabilities ............................................     4,637        7,393
                                                                                         --------     --------
              Total liabilities .......................................................   358,379      341,553
                                                                                         --------     --------

Commitments and contingencies .........................................................        --           --

Stockholders' equity:
    Preferred stock, $0.10 par value, authorized 1,000,000 shares, no shares issued ...        --           --
    Common stock, $0.10 par value, authorized 10,000,000 shares, issued and outstanding
       8,337,217 in 1997 and 8,237,900 in 1996 ........................................       834          824
    Additional paid-in capital ........................................................    37,426       36,202
    Net unrealized gains on securities available for sale, net of income taxes of
       $2,976 in 1997 and $2,643 in 1996 ..............................................     5,778        5,131
    Foreign currency translation adjustment, net of income taxes ......................        27           78
    Retained earnings .................................................................    83,161       73,307
                                                                                         --------     --------
              Total stockholders' equity ..............................................   127,226      115,542
                                                                                         --------     --------

              Total Liabilities and Stockholders' Equity ..............................  $485,605     $457,095
                                                                                         ========     ========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)

                                                               Three Months Ended
                                                                  September 30,
                                                               ------------------
                                                                 1997       1996
                                                                 ----       ----
                                                                   (Unaudited)
Revenues:
   Net earned premium .......................................  $ 21,701   $ 19,849
   Commission income ........................................     1,086      2,482
   Net investment income ....................................     3,749      3,251
   Net realized capital gains ...............................     1,798         31
   Other income .............................................        17        181
                                                               --------   --------
         Total revenues .....................................    28,351     25,794
                                                               --------   --------

Operating expenses:
   Net losses and loss adjustment expenses incurred .........    13,161     12,206
   Commission expense .......................................     4,606      3,041
   Other operating expenses .................................     5,213      5,328
   Interest expense .........................................       323        306
                                                               --------   --------
         Total operating expenses ...........................    23,303     20,881
                                                               --------   --------

Equity income (loss) in affiliated company, net of income tax      (178)     1,408
                                                               --------   --------

Income before income taxes ..................................     4,870      6,321
                                                               --------   --------

Income tax expense:
   Current ..................................................     1,282      1,348
   Deferred .................................................       125       (279)
                                                               --------   --------
         Total income tax expense ...........................     1,407      1,069
                                                               --------   --------

   Net income ...............................................  $  3,463   $  5,252
                                                               ========   ========

Per share data:
Average common and common equivalent shares outstanding .....     8,394      8,305

Net income per share ........................................  $   0.41   $   0.63
                                                               ========   ========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)

                                                           Nine Months Ended
                                                              September 30,
                                                           -----------------
                                                             1997      1996
                                                             ----      ----
                                                               (Unaudited)
Revenues:
   Net earned premium ....................................  $62,276  $ 57,252
   Commission income .....................................    4,202     6,871
   Net investment income .................................   10,676    10,369
   Net realized capital gains ............................    2,252       377
   Other income ..........................................      177       508
                                                            -------  --------
         Total revenues ..................................   79,583    75,377
                                                            -------  --------

Operating expenses:
   Net losses and loss adjustment expenses incurred ......   37,418    35,780
   Commission expense ....................................   11,672     8,355
   Other operating expenses ..............................   16,696    14,334
   Interest expense ......................................      927     1,438
                                                            -------  --------
         Total operating expenses ........................   66,713    59,907
                                                            -------  --------

Equity income in affiliated company, net of income tax ...      376     1,408
                                                            -------  --------

Income before income taxes ...............................   13,246    16,878
                                                            -------  --------

Income tax expense (benefit):
   Current ...............................................    2,712     3,937
   Deferred ..............................................      680      (320)
                                                            -------  --------
         Total income tax expense ........................    3,392     3,617
                                                            -------  --------

   Net income ............................................  $ 9,854  $ 13,261
                                                            =======  ========

Per share data:
   Average common and common equivalent shares outstanding    8,364     8,308

   Net income per share ..................................  $  1.18  $   1.60
                                                            =======  ========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Nine Months Ended
                                                                 September  30,
                                                               -----------------
                                                                1997       1996
                                                                ----       ----
                                                                  (Unaudited)
 Operating activities:
    Net income .............................................  $  9,854   $ 13,261
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization ........................       352        456
      Reinsurance receivable on paid and unpaid
        losses and loss adjustment expenses ................     1,425     10,247
      Reserve for losses and loss adjustment expenses ......     2,526     (9,887)
      Prepaid reinsurance premiums .........................    (8,927)    (1,100)
      Unearned premium .....................................    13,137      5,494
      Premiums in course of collection .....................    (7,474)   (14,529)
      Commissions receivable ...............................      (281)      (364)
      Deferred policy acquisition costs ....................    (1,873)    (1,048)
      Accrued investment income ............................       138        107
      Reinsurance balances payable .........................     3,804      1,572
      Federal income tax ...................................        62       (835)
      Net deferred Federal income tax ......................       593       (260)
      Net realized capital (gains) .........................    (2,252)      (377)
      Other ................................................       689         51
                                                              --------   --------
         Net cash provided by operating activities .........    11,773      2,788
                                                              --------   --------

 Investing activities:
    Fixed maturities available for sale:
         Redemptions and maturities ........................     8,267      8,022
         Sales .............................................    63,568     29,661
         Purchases .........................................   (72,646)   (40,778)
    Equity securities:
         Sales .............................................     8,633      2,050
         Purchases .........................................    (4,008)    (2,478)
    Payable for securities purchased .......................    (3,258)        (1)
    Net sales (purchases) of short-term investments ........   (12,902)    (3,741)
    Purchase of property and equipment .....................      (635)      (230)
                                                              --------   --------
         Net cash (used in) investing activities ...........   (12,981)    (7,495)
                                                              --------   --------

Financing activities:
    Repayment of bank loan .................................         0     (2,500)
    Proceeds from exercise of stock options ................     1,234        698
                                                              --------   --------
         Net cash provided by (used in) financing activities     1,234     (1,802)
                                                              --------   --------

Increase (decrease) in cash ................................        26     (6,509)

Cash at beginning of period ................................     1,460      7,333
                                                              --------   --------

Cash at end of period ......................................  $  1,486   $    824
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

(2)   Reinsurance Ceded

      The Company's ceded earned premiums were $18,540,000 and $15,821,000 for the three months ended September 30, 1997 and 1996, respectively, and $52,700,000 and $43,139,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company's ceded losses were $22,146,000 and $27,359,000 for the three months ended September 30, 1997 and 1996, respectively, and were $41,995,000 and $45,431,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

(4)   Acquisition of Mander Thomas & Cooper (Underwriting Agencies) Limited

      In August 1997, the Company signed a letter of intent to acquire 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited. The transaction is expected to close in December 1997. The acquisition is subject to definitive documentation and regulatory approvals.

(5)   Subsequent Event

      On October 22, 1997, Navigators Insurance Company was licensed by the U.K. Department of Trade and Industry to operate an insurance branch in the United Kingdom.

                           THE NAVIGATORS GROUP, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

      The Navigators Group Inc., ( the "Parent Company") is a holding company with 12 wholly owned subsidiaries (collectively, the "Company").

      Two of the Company's subsidiaries are insurance companies: Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance company subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation and onshore energy insurance. The Company discontinued writing inland marine insurance (except for onshore energy) during 1997 and is significantly reducing its program business in the second half of 1997 in order to focus on its core businesses. NIC is a wholly owned subsidiary of Navigators Insurance, was licensed in 1989 and began operations in 1990. It underwrites a small book of surplus lines property insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of the total retained business of Navigators Insurance. Navigators and NIC are collectively referred to herein as the "Insurance Companies".

      Another subsidiary, Navigators Corporate Underwriters Limited ("NCUL"), which was formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability, commencing with the 1997 year of account.

      Seven of the Company's subsidiaries are a group of underwriting management companies: Somerset Marine, Inc., Somerset of Georgia, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California Inc., Somerset Insurance Services of Washington, Inc., Somerset Marine (UK) Limited ("Somerset (UK)") and Somerset Asia Pacific Pty. Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and ten unaffiliated insurance companies.

      Somerset Asia, a wholly-owned subsidiary, was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrates on marine, onshore energy, engineering and construction business primarily in Indonesia, Thailand, Malaysia, Taiwan, China and Vietnam. The Australia office began writing business in early 1997. Somerset Asia is supported by Somerset Services Pte. Limited which provides loss prevention consultancy to Somerset Asia's assureds and producers. Somerset Services Pte. Limited is a wholly owned subsidiary of Somerset Asia formed in September 1997 and located in Singapore.

      Somerset (UK), formed in the fourth quarter of 1996, will concentrate on marine, aviation, energy, engineering and construction business. In addition, Navigators Insurance was authorized to operate a U.K. branch on October 22, 1997. Somerset (UK) will begin producing business in the fourth quarter of 1997 for the U.K. branch of Navigators Insurance.

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

      The Somerset Companies specialize principally in writing marine, aviation and onshore energy insurance. The Somerset Companies underwrite marine business through a syndicate of insurance companies, Navigators Insurance having the largest participation in the syndicate. They derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from the Parent Company, Navigators Insurance, NIC and ten unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

      The Parent Company, Navigators Insurance, NIC and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds which are invested, subject to applicable insurance regulations, primarily in short-term instruments.

      In August 1997, the Company signed a letter of intent to acquire 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited. The transaction is expected to close in December 1997. The acquisition is subject to definitive documentation and regulatory approvals.

Results of Operations

      General. The results of operations of the Company during the first nine months of 1997 reflect intense market competition in the core marine and aviation lines. The first quarter of 1996 included adjustments to premiums, commission expense and interest expense resulting in a $1.0 million reduction in pre-tax income due to the Company's rollback liability under California's Proposition 103.

      Revenues. Gross written premium for the first nine months of 1997 increased by 21% to $128,113,000 from $105,885,000 for the first nine months of 1996 primarily due to the $18,206,000 of marine premium produced by two Lloyd's of London syndicates for NCUL and secondarily due to the increased premium volume in the onshore energy business and the engineering and construction business, partially offset by decreases in the aviation and inland marine premium.

      The following table sets forth the Company's gross written premium by line of business and percentage of the total gross written premium and net written premium in the aggregate:

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                     1997            1996
                                              ----------------  ---------------

                                                    (Dollars in thousands)
                                                    ----------------------
Marine .....................................  $  40,992    32%  $  40,236    38%

Aviation ...................................     24,891    19%     28,097    27%

Inland Marine ..............................      7,984     6%     10,900    10%

Onshore Energy .............................      7,461     6%      5,093     5%

Engineering and Construction ...............      4,812     4%         --    --

Lloyd's Syndicates - Marine ................     18,206    14%         --    --

Specialty Reinsurance and Non-Marine
    Program Insurance ......................     23,767    19%     21,559    20%
                                              ---------   ---   ---------   ---

      Total Gross Written Premium ..........    128,113   100%    105,885   100%
                                              ---------   ===   ---------   ===

Ceded Written Premium ......................    (61,627)          (44,239)
                                              ---------         ---------

      Total Net Written Premium ............  $  66,486         $  61,646
                                              =========         =========

      Marine Premium. Marine gross written premium (non-Lloyd's) increased 1.9% when comparing the first nine months of 1997 to the first nine months of 1996 due to Navigators Insurance's increased participation in the marine pools from 41% in 1996 to 48% in 1997. Marine premium has been subject to continued pricing competition.

      Aviation Premium. Aviation gross written premium decreased 11.4% from the first nine months of 1996 to the first nine months of 1997 due to price competition in the aviation insurance market.

      Inland Marine Premium. Inland marine gross written premium decreased 26.8% from the first nine months of 1996 to the first nine months of 1997. The Company discontinued writing this business in mid 1997.

      Onshore Energy Premium. The Company began in 1996 to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. Onshore energy premium increased 46.5% from the first nine months of 1996 to the first nine months of 1997.

      Engineering and Construction Premium. In 1997 Somerset Asia began writing engineering and construction risks in Southeast Asia.

      Lloyd's Syndicates - Marine Premium. NCUL provided capacity to two Lloyd's syndicates in 1997 which produced $18,206,000 of marine premium in the first nine months of 1997. The underwriting results from the Lloyd's syndicates are included in the Company's financials in detail but are not included in the Insurance Companies results since NCUL is owned 100% by the Parent Company.

      Specialty Reinsurance and Non-Marine Program Insurance Premium. Gross written specialty reinsurance and non-marine program insurance premium increased 10.2% from the first nine months of 1996 to the first nine months of 1997 due to increased premium in the non-marine program business. The Company is significantly reducing its program business in the second half of 1997.

      Ceded Premium. The increase in ceded premium resulted from the increase in the engineering and construction business and in the non-marine program business which are heavily reinsured, and from the ceded portion of the marine premium.

      Net Written Premium. The net written premium increased 7.9% from the first nine months of 1996 to the first nine months of 1997 primarily due to the premium produced by the Lloyd's syndicates partially offset by a decrease in the aviation premium due to continued price competition and by $1,400,000 of reinstatement premium from our portion of a jury award against an insured in Louisiana.

      Net Earned Premium. Net earned premium for the first nine months of 1997 was $62,276,000 as compared to $57,252,000 for the first nine months of 1996. Net earned premium for the three months ended September 30, 1997 and 1996 was $21,701,000 and $19,849,000, respectively. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

      Commission Income. Commission income decreased 39% from $6,871,000 for the first nine months of 1996 to $4,202,000 for the first nine months of 1997 and decreased 56% for the three months ended September 30, 1997 from the same period in 1996. The decrease is primarily due to the decrease in the marine premium from which the Company receives commission income from the unaffiliated members of the marine pools as the result of Navigators Insurance's increased participation in the marine pools. The 1997 commission income includes $207,000 of profit commission earned under the Company's management agreement with Riverside Underwriters for business written as a corporate name at Lloyd's of London compared to $755,000 for the first nine months of 1996. The management agreement has been terminated for business effective after December 31, 1996.

      Net Investment Income. Net investment income increased 3% to $10,676,000 during the first nine months of 1997 from $10,369,000 during the corresponding period in 1996 primarily due to the overall increase in invested assets and the decrease of municipal securities in the portfolio, partially offset by decreased fiduciary funds held at the Somerset Companies.

      Net Realized Capital Gains. Pre-tax net income included $2,252,000 of realized capital gains for the first nine months of 1997 compared to $377,000 for the same period last year. On an after tax basis, the realized capital gains were $0.18 per share in 1997 and $0.03 per share in 1996. Pretax income for the three months ended September 30, 1997 and 1996 included realized capital gains of $1,798,000 and $31,000, respectively. On an after tax basis, the realized gains represented $0.14 per share and $0.00 per share for the respective three month periods.

      Expenses. The ratio of loss and loss adjustment expenses incurred to net earned premium was 60.1% and 62.5% during the first nine months of 1997 and 1996, respectively. This decrease was primarily due to improved loss ratios in the onshore energy and inland marine lines of business. The loss ratios were 60.6% and 61.5% for the three months ended September 30, 1997 and 1996.

      Commission expense as a percentage of net earned premium was 18.7% and 14.6% during the first nine months of 1997 and 1996, respectively, and 21.2% and 15.3% for the three month periods ended September 30, 1997 and 1996, respectively. The increases from 1996 to 1997 were primarily due to increased excess of loss reinsurance in 1997 on the marine, aviation and onshore energy lines of business which lowers net premium with no corresponding ceding commission to offset the commission expense incurred on the gross premium and to a higher commission percentage on the Lloyd's of London premium.

      Other operating expenses increased 16.5% to $16,696,000 during the first nine months of 1997 from $14,334,000 during the corresponding period of 1996 and decreased 2.1% for the three months ended September 30, 1997 compared to the same period in 1996. The nine month increase was primarily due to operating expenses incurred by Somerset (UK) and Somerset Asia. The decrease in the third quarter was primarily due to savings from staff reductions in the inland marine and program lines of business and a bonus accrual in the third quarter of 1996 related to earnings in that quarter, partially offset by the Somerset (UK) and Somerset Asia expenses.

      Interest expense decreased 35.5% to $927,000 during the first nine months of 1997 from $1,438,000 during the corresponding period of 1996. This decrease was primarily due to $368,000 of interest expense recorded in the first quarter of 1996 attributable to the Company's rollback liability under California's Proposition 103. In addition, the loan balance under the Company's Amended Credit Agreement (as defined below) decreased from $19,500,000 at December 31, 1995 to $17,000,000 at September 30, 1996 as the result of repayments during the first nine months of 1996. The loan balance at September 30, 1997 was $17,000,000.

      Income Taxes. The effective tax rate, excluding the equity income in affiliated company (Riverside Underwriters), was 26.4% and 23.4% for the nine months ended September 30, 1997 and 1996, respectively. The increase in the effective tax rate was primarily due to losses in Somerset (UK) and Somerset Asia that are not currently deductible for Federal tax calculations.

      Net Income. The Company had net income of $9,854,000 for the first nine months of 1997 compared to net income of $13,261,000 for the same period last year. On a per share basis, this represents net income per share of $1.18 and $1.60 for the first nine months of 1997 and 1996, respectively. The Company had net income of $3,463,000 or $0.41 per share for the three months ended September 30, 1997 compared to net income of $5,252,000 or $0.63 per share for the same period in 1996. The decrease in net income was primarily due to the Somerset
(UK) and Somerset Asia expenses in 1997, lower earnings from the Company's investment in Riverside Underwriters and the third quarter 1997 reinstatement premium resulting from a jury award against an insured.

Liquidity and Capital Resources

      Cash flow from operations was $11,773,000 and $2,788,000 for the first nine months of 1997 and 1996, respectively. The 1996 cash flow was negatively impacted by payment of Northridge, California earthquake losses. Invested assets and cash increased to $252,389,000 at September 30, 1997 from $240,720,000 at December 31, 1996 as the result of the positive cash flow.

      The Company's credit agreement, amended on November 19, 1996 (the "Amended Credit Agreement"), currently provides for a $18.5 million revolving credit loan facility of which $17 million was being utilized at September 30, 1997 and a $30 million letter of credit facility of which $25.7 million was being utilized at September 30, 1997.

      The revolving credit loan facility decreases in quarterly increments of $500,000 commencing with the first quarter of 1997 through the third quarter of 1999, and in varying increments thereafter through December 31, 2002. The Amended Credit Agreement contains covenants common to agreements of this type. Based on $17 million of the revolving credit loan facility being utilized, the first $500,000 payment is due July 1, 1998.

      The Company has been engaged in forming subsidiaries in the London market using its own funds and may incur indebtedness in connection with the future acquisition of Mander, Thomas & Cooper (Underwriting Agencies) Limited.

      As of September 30, 1997, the Company's consolidated stockholders' equity was $127,226,000, an increase of 10.1% from $115,542,000 at December 31, 1996.

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

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:

              Exhibit No.        Description of Exhibit
              -----------        ----------------------

                  27.1           Financial Data Schedule

              (b)    Reports on Form 8-K:

                         There were no reports on Form 8-K filed for the nine months ended September 30, 1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Navigators Group, Inc.
                                         ---------------------------
                                               (Registrant)


   November 14, 1997                     /s/ Bradley D. Wiley
------------------------                 --------------------------------------
      (Date)                             Bradley D. Wiley
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary

                                INDEX OF EXHIBITS

                                                              Sequentially
                                                              Numbered
Exhibit No.        Description of Exhibit                     Page
-----------        ----------------------                     -------------

    27.1           Financial Data Schedule