Form 10-K405
period 1997-12-31
NAVIGATORS GROUP INC
filed 1998-03-30
CIK 793547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

__          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from ---- to ----

                           COMMISSION FILE NO. 0-15886

                           THE NAVIGATORS GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-3138397
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

 123 WILLIAM STREET, NEW YORK, NEW YORK                    10038
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  (212) 349-1600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.10 PAR VALUE
     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       --      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this
Form 10-K    X
            ---

Aggregate market value of voting stock held by non-affiliates as of March 20, 1998 - $81,153,000 Common shares outstanding March 20, 1998 - 8,399,801

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1997 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

         The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its thirteen wholly owned subsidiaries, are prepared on the basis of generally accepted accounting principles. Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated.

         The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators") and NIC Insurance Company ("NIC"). Navigators is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation and onshore energy insurance. As of June 1997, the Company no longer writes inland marine insurance (except for onshore energy insurance classified as inland marine) and reduced its program business in the second half of 1997 in order to focus on its core businesses. NIC is a wholly owned subsidiary of Navigators, was licensed in 1989 and began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators in exchange for assuming 10% of Navigators net business. Navigators and NIC are collectively referred to herein as the "Insurance Companies".

         Navigators Corporate Underwriters Limited ("NCUL"), a subsidiary formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability.

         Seven of the Company's subsidiaries are underwriting management companies: Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset of Georgia, Inc., Somerset Marine (UK) Limited ("Somerset UK") and Somerset Asia Pacific Pty. Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators, NIC and nine unaffiliated insurance companies.

         Somerset Asia was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrates on marine, onshore energy, engineering and construction business primarily in Indonesia, Thailand, Malaysia, Taiwan, China and Vietnam. Somerset Asia began writing business in early 1997 and is supported by Somerset Services Pte. Limited which provides loss prevention consultancy to Somerset Asia's assureds and producers. Somerset Services Pte. Limited, a wholly owned subsidiary of Somerset Asia, was formed in September 1997 and is located in Singapore.

         Somerset UK, formed in the fourth quarter of 1996, concentrates on marine, aviation, onshore energy, engineering and construction business. Navigators was authorized to operate a United Kingdom ("UK") Branch on October 22, 1997. Somerset UK began producing business in the fourth quarter of 1997 for the UK Branch of Navigators.

         Navigators Holdings (UK) Limited was formed on September 15, 1997 as a holding company for the Company's UK subsidiaries.

         During 1997, the Company merged four subsidiaries, Somerset Re Management, Inc., Navigators Management Corporation, Somerset Casualty Agency, Inc. and Somerset Property, Inc. into Somerset Marine, Inc. The Company also owns Somerset Marine Aviation Property Managers, Inc., an inactive subsidiary.

         The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators participation in insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by Somerset Marine, Inc.

         The Somerset Companies specialize principally in writing marine, aviation and onshore energy insurance. They underwrite marine business through a syndicate of insurance companies, Navigators having the largest participation in the syndicate. The Somerset Companies derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from their parent company, Navigators, NIC and the unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

         In January 1998, the Company acquired 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency, and its wholly owned subsidiary, Millennium Underwriting Limited, a Lloyd's corporate member with limited liability.

     Other investments include the Company's interest in Riverside Underwriters Plc, a UK Corporation (formerly known as Navigators Underwriters Plc) ("Riverside"). The Company's original ownership interest was 21% at December 31, 1995 which increased to 27% as of January 1, 1996 and decreased to approximately 8% at December 31, 1996. Riverside owns 100% of Riverside Corporate Underwriters Limited, a UK corporation, which is admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The transaction to reduce the Company's ownership in Riverside did not produce a material capital gain or loss. The Company will, however, remain entitled to receive from Riverside an amount equal to the aggregate dividends that it would have received if it had continued to hold its original investment to the extent such dividends are attributable to writings at Lloyd's by Riverside Corporate Underwriters Limited during the 1994, 1995 and 1996 years of account. In connection with the reduction of the Company's investment, it has agreed to cease being manager of Riverside and Riverside Corporate Underwriters Limited, although the Company will remain entitled to profit commissions with respect to the 1994, 1995 and 1996 underwriting years. Prior to December 31, 1996, the investment was carried under the equity method of accounting. At December 31, 1996 and 1997, the investment is recorded at cost due to the reduction in ownership interest.

LINES OF BUSINESS

     Navigators underwrites principally marine, aviation and onshore energy insurance. As underwritten by Navigators, marine insurance includes hull, energy, liability and cargo; aviation insurance includes hull and liability on commercial aircraft and on aircraft manufacturers; and onshore energy primarily covering property damage and machinery breakdown. As of June 1997, the Company no longer writes inland marine insurance (except for onshore energy insurance classified as inland marine) and reduced its program business in the second half of 1997 in order to focus on its core businesses. It also wrote a small book of property and casualty reinsurance business which has been in runoff since December 31, 1995 with only a few specialty treaties renewed in 1996 and 1997. See the table set forth in "Management's Discussion and Analysis - Results of Operations Revenues" for Navigators' gross written premium by line of business and net written premium in the aggregate for the periods indicated.

MARINE INSURANCE

     Navigators obtains its marine business through its participation in the pool managed by certain Somerset Companies. The composition of the pool and the level of participation of each member changes from time to time. Navigators' net participation in the marine pool was 48% in 1997, 41% in 1996 and 42% in 1995.

     The Somerset Companies in 1997, 1996 and 1995 received commissions equal to 7.5% of the gross premium earned on marine insurance. They also are entitled to receive a 20% contingent commission on net underwriting profits.

     In addition, the Company receives marine premium through NCUL's participation in certain Lloyd's syndicates.

AVIATION INSURANCE

     Since October 1, 1995, Navigators writes 100% of the aviation business produced by the Somerset Companies. For the first nine months of 1995, Navigators' share of the aviation pool was approximately 56%. The aviation pool is managed by one of the Somerset Companies, which received commissions equal to 7.5% of the gross earned premium, and is entitled to receive a 20% contingent commission on net underwriting profits.

INLAND MARINE INSURANCE

     As of June 1997, the Company no longer writes inland marine insurance (other than onshore energy). The Somerset Companies produced the inland marine business written by the Insurance Companies.

ONSHORE ENERGY

     In 1996, Navigators began to underwrite onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily covering property damage and machinery breakdown.

SPECIALTY REINSURANCE AND PROGRAM INSURANCE

     Navigators reinsurance business was produced and managed by one of the Somerset Companies. This reinsurance premium consisted primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. Navigators did not renew this reinsurance business after 1995 except for a few specialty treaties. The program insurance, which began in 1995, has been reduced for 1997 and currently consists of one managing general agent writing primarily general liability for contractors.

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

     Reinsurance is generally written under treaty contracts in which coverage is either on a proportional basis, where the reinsurer shares proportionately in premiums and losses, or on an excess of loss basis, where only losses above a fixed amount are reinsured.

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

     Navigators' reinsurance security committee continually monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. To the extent that it is determined that the ultimate amount collectible is less than the amount recorded on a receivable, a reserve is established. At December 31, 1997 and 1996, the Company had an allowance for uncollectible reinsurance of $800,000.

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

     The Insurance Companies establish reserves for reported claims when they first receive notice of the claim. In the case of direct business and assumed excess of loss reinsurance, reserves are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Navigators also establishes reserves for proportional treaty claims based on reports received from ceding insurers or pools in which they participate. Reserves for incurred but not reported losses for all of the Insurance Companies' business are determined in part on the basis of statistical information and in part on industry experience.

     Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are based, among other things, on predictions of future events and estimates of future trends in claim severity and frequency. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

     The Company records those premiums which are reported to it through the end of each calendar year. A substantial portion of the premiums are from international business. In this business, there is a significant time lag from the time the policy is bound to the receipt of the policy. Premiums relating to a calendar year may be reported in subsequent years. To the extent a lag exists in the reporting of, and the Company's accounting for, such premiums, a comparable lag occurs in this recording of related incurred but not reported losses and LAE which properly matches recorded revenue with related expenses.

     The Company does not discount any of its reserves. The following tables present an analysis of losses and LAE.

                                                              Year Ended December 31,
                                                       --------------------------------------
                                                         1997           1996           1995
                                                         ----           ----           ----
                                                                   (in thousands)
Net reserves for losses and LAE at
      beginning of year .........................     $ 132,558      $ 138,761      $ 135,377
                                                      ---------      ---------      ---------

Provision for losses and LAE for
     claims occurring in the current year .......        53,654         51,429         54,030

Increase (decrease) in estimated losses and
     LAE for claims occurring in prior years ....        (1,034)        (2,452)         7,023
                                                      ---------      ---------      ---------

Incurred losses and LAE .........................        52,620         48,977         61,053
                                                      ---------      ---------      ---------

Losses and LAE payments for claims
     occurring during:
     Current year ...............................       (12,921)       (15,439)       (10,482)
     Prior  years ...............................       (32,416)       (39,741)       (47,187)
                                                      ---------      ---------      ---------

Losses and LAE payments .........................       (45,337)       (55,180)       (57,669)
                                                      ---------      ---------      ---------

Net reserves for losses and LAE at end of year ..       139,841        132,558        138,761
                                                      ---------      ---------      ---------

Reinsurance receivables on unpaid balance and LAE       138,591        137,043        135,093
                                                      ---------      ---------      ---------

Gross reserves for losses and LAE at end of year      $ 278,432      $ 269,601      $ 273,854
                                                      =========      =========      =========

     The table below presents the development of the Company's GAAP balance sheet reserves for 1987 through 1997. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

     For each calendar year end, the net reserves for losses and LAE are not adjusted in the table to reflect additional premiums reported to the Company in subsequent calendar years. However, the remainder of the table allocates losses and LAE reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1994 and was not reported until 1996, the amount of such loss will appear as a deficiency in both 1994 and 1995, although the premiums related to the policy may not be reported in income until 1995. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

                                                                            Year Ended December 31,
                                ---------------------------------------------------------------------------------------------------

                               1987     1988    1989     1990     1991      1992      1993      1994      1995     1996      1997
                               ----     ----    ----     ----     ----      ----      ----      ----      ----     ----      ----
                                                                                (In thousands)
Net reserves for losses
  and LAE..................  $51,364  $54,326  $59,477  $70,457  $77,507   $89,361  $103,176  $135,377  $138,761  $132,558  $139,841
Reserves for losses and
LAE re-estimated as of:
  One year later  .........   52,018   53,841   61,449   71,643   80,478    94,785   104,306   142,400   136,309  131,524
  Two years later  ........   51,795   53,466   62,206   73,849   80,937    98,062   102,831   139,139   134,324
  Three years later  ......   49,163   51,297   61,255   73,441   81,322    98,338   101,537   138,155
  Four years later  .......   47,023   49,356   60,062   73,349   80,652    97,257   100,432
  Five years later  .......   45,775   48,105   60,476   72,706   79,469    96,889
  Six years later .........   44,699   48,056   60,490   71,730   79,239
  Seven years later  ......   44,701   48,176   60,382   71,620
  Eight years later  ......   44,355   48,157   60,364
  Nine years later  .......   43,947   48,443
  Ten years later  ........   44,217

Net cumulative redundancy
  (deficiency)                 7,147    5,883     (887)  (1,163)  (1,732)   (7,528)    2,744    (2,778)    4,437  1,034

Net cumulative paid as of:
  One year later  .........   15,214   13,772   17,593   22,784   25,741    37,998    32,700    47,187    39,741  32,416
  Two years later  ........   23,531   22,354   29,694   36,532   43,688    54,552    53,603    69,960    59,397
  Three years later  ......   27,810   29,134   37,032   47,060   51,753    65,997    62,769    83,921
  Four years later  .......   32,625   33,178   43,270   51,769   59,308    72,063    69,356
  Five years later  .......   34,289   37,255   46,066   57,421   63,138    75,864
  Six years later  ........   37,337   38,299   50,456   60,291   65,441
  Seven years later  ......   37,492   41,705   52,521   61,837
  Eight years later  ......   39,738   43,120   53,482
  Nine years later  .......   40,261   43,901
  Ten years later  ........   40,922

Gross liability-end of
  year ....................                                                224,191   247,346   314,898   273,854  269,601    278,432
Reinsurance recoverable ...                                                134,830   144,170   179,521   135,093  137,043    138,591
                                                                           -------   -------   -------   -------  -------    -------
Net liability-end of year..                                                 89,361   103,176   135,377   138,761  132,558    139,841

Gross re-estimated latest..                                                285,892   271,555   348,277   290,477  280,058
Re-estimated recoverable
  latest ..................                                                189,003   171,123   210,122   156,153  148,534
                                                                           -------   -------   -------   -------  -------
Net re-estimated latest ...                                                 96,889   100,432   138,155   134,324  131,524

Gross cumulative
  (deficiency) ............                                                (61,701)  (24,209)  (33,379)  (16,623) (10,457)


         The net cumulative deficiencies for the years ended December 31, 1989 through 1992 resulted primarily from the allocation of losses to the appropriate calendar years without regard to any additional premiums relating to such calendar years which were reported to and recorded by the Insurance Companies in subsequent periods. These deficiencies are offset, in part, by additional net earned premiums for such respective calendar years reported and recorded by the Insurance Companies in subsequent years. The net deficiency for 1994 resulted from development of losses from the Northridge, California earthquake which occurred on January 17, 1994 (the "Northridge Earthquake"). The Company had net cumulative redundancies for the remainder of the years shown in the table.

         The gross cumulative deficiencies for the years ended December 31, 1994 and 1995 resulted primarily from the 1994 Northridge Earthquake loss and the 1989 Exxon Valdez loss. The December 31, 1992 and 1993 gross cumulative deficiencies resulted primarily from the Exxon Valdez loss. The December 31, 1996 gross cumulative deficiency resulted from adverse development in certain lines of business.

         Management believes that the Insurance Companies' reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

ENVIRONMENTAL POLLUTION AND ASBESTOS RELATED CLAIMS

         In 1997 and 1996, the Insurance Companies paid gross losses and LAE of $1,510,000 and $2,794,000 resulting in net paid losses and LAE of $723,000 and $425,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 1997 and 1996, the Insurance Companies carried gross reserves of $2,622,000 and $5,421,000, respectively, and net reserves of $936,000 and $1,042,000, respectively, for the potential exposure to such claims. Management believes that its reserves for such claims are adequate because the Insurance Companies' participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates. For the year ended December 31, 1997 and 1996, open claims with environmental pollution and asbestos exposure amounted to 2,451 and 2,024, respectively. Management will continue to review its exposure to and reserves for such claims. Any potential exposure to these claims exists predominately in connection with the marine business.

INVESTMENTS

         The investments of the Insurance Companies must comply with the insurance laws of New York State, the domiciliary state of Navigators and NIC. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks and common stocks, real estate mortgages and real estate. The Insurance Companies' investment guidelines prohibit investments in derivatives.

         The Insurance Companies' investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis. The investments are managed by various professional fixed income and equity portfolio managers. Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus. Navigators seeks to obtain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds, and preferred and common stocks. Due to the Company being in an alternative minimum tax ("AMT") position, the Finance Committee of the Board of Directors has reviewed the Company's concentration in municipal bonds and instructed the portfolio managers to reduce the municipal bond portfolio in 1997 and is likely to reduce it further in 1998. The Insurance Companies' investment guidelines require that at least 90% of the fixed income portfolio be rated "A-" or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities including preferred stocks rated BBB-/Baa-.

         At December 31, 1997 and 1996, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

         The majority of the investment income of the Somerset Companies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments.

         The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis and for the Insurance Companies for each of the three years ended December 31, 1997:

                                           Year Ended December 31,
                                     -------------------------------------
                                        1997         1996          1995
                                        ----         ----          ----
                                                (In thousands)
The Company Consolidated (1)
Average investments ............     $259,636      $252,618      $247,391
Net investment income ..........       14,435        13,614        14,143
Average yield ..................         5.56%         5.39%         5.72%

Navigators Insurance Company and
   NIC Insurance Company
Average investments ............     $244,905      $231,111      $217,639
Net investment income ..........       13,696        12,578        12,422
Average yield ..................         5.59%         5.44%         5.71%

(1) Included in the Company's average investments and investment income are fiduciary cash and short-term investments not included in the balance sheet and the earnings thereon from the Somerset Companies. See Note 4 to the Company's Consolidated Financial Statements.

The following table shows the cash and investments of the Company as of December 31, 1997:

                                   Carrying Value     Percent
                                   (In thousands)     Of Total
Cash and short-term investments       $ 23,830           9.2%
U.S. Treasuries ................        10,117           3.9
Municipal bonds ...............        132,474          51.2
Mortgage backed securities ....         22,567           8.7
Asset backed securities .......         49,046          19.0
Corporate bonds ...............         11,540           4.5
Redeemable preferred stocks ...          1,090           0.4
Common stocks .................          6,132           2.4
Other invested assets .........          1,776           0.7
                                      --------         -----

  Total .......................       $258,572         100.0%
                                      ========         =====

REGULATION

         The Company and the Insurance Companies are subject to regulation under the insurance statutes, including holding company statutes, of various states. These regulations vary from state to state but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. The regulatory agencies of each state have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

         The Insurance Department of the State of New York (the "Department") is the Company's principal regulatory agency. The New York Insurance Law provides that no corporation or other person may acquire control of the Company, and thus indirect control of the Insurance Companies, unless it has given notice to the Insurance Companies, and obtained prior written approval of the Superintendent of Insurance of the State of New York for such acquisition. In New York, any purchaser of 10% or more of the outstanding shares of the Company's common stock would be presumed to have acquired control of the Company, unless such presumption is rebutted.

         Navigators and NIC may pay dividends only out of their statutory earned surplus under New York law. Generally, the maximum amount of dividends Navigators and NIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus.

         Under insolvency or guaranty laws in most states in which Navigators and NIC operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies.

         Navigators is licensed to engage in the insurance and reinsurance business in 48 states, the District of Columbia and Puerto Rico and is an approved reinsurer in one of the remaining two states. NIC is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer in 29 other states and the District of Columbia.

         As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators and NIC were examined by the Department for the years 1991 through 1995. Based upon discussions with the Department, the Company does not expect any material adjustments to its previously filed statutory financial statements.

         The Insurance Regulatory Information System ("IRIS") was developed by the National Association of Insurance Commissioners ("NAIC") and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 1997 and 1996, both Navigators' and NIC's results were within the usual values for all IRIS ratios.

         From time to time various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on the operations and financial condition of the Company.

         State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by Navigators and NIC, their RBC level exceeds a level that would trigger regulatory attention. In their respective 1997 statutory financial statements, Navigators and NIC have complied with the NAIC's RBC reporting requirements.

         In addition to regulations applicable to insurance agents generally, the Somerset Companies are subject to Managing General Agents Acts in their domicile jurisdictions and in certain jurisdictions where they do business.

         The Company's subsidiaries domiciled in the UK are subject to regulation from the regulatory authorities in the UK including the Department of Trade and Industry, and Lloyd's of London.

COMPETITION

         The property and casualty insurance industry is highly competitive. The demand for low-cost, high quality service has created difficult conditions in the domestic property and casualty market, including a leveling or reduction in premium rates in certain lines of business in which the Company competes. The Company believes the current situation will not improve dramatically in the foreseeable future.

         The Insurance Companies face competition from both domestic and foreign marine, aviation and non-marine insurers, some of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which the Insurance Companies are engaged is based on many factors, including the perceived overall financial strength of the Insurance Companies, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and the Insurance Companies face the risk that they will lose market share to higher rated insurers.

         No single insured or reinsured accounted for 10% or more of the Company's gross written premium in 1997.

EMPLOYEES

         As of December 31, 1997, the Company had 105 employees.

ITEM 2. PROPERTIES

         The Company's administrative offices are occupied pursuant to a lease from an unaffiliated company which expires May 14, 2000 in a building located at 123 William Street, New York, New York. Several of the Company's subsidiaries have noncancellable operating leases for their respective office location. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded over-the-counter (The Nasdaq National Market) under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         The high and low bid prices for the four quarters of 1997 and 1996 are as follows:

                                                  1997                                         1996
                                 --------------------------------------       ---------------------------------------
                                         High               Low                      High                 Low
First Quarter  .................        $19.75             $15.75                   $20.25              $15.63
Second Quarter  ............            $18.13             $15.75                   $19.50              $15.75
Third Quarter  ...............          $21.38             $17.75                   $19.63              $16.00
Fourth Quarter  .............           $22.50             $18.00                   $20.25              $17.75

STOCKHOLDERS

         There were approximately 100 holders of record of shares of the Company's common stock as of March 23, 1998. However, management believes there are in excess of 1,000 beneficial owners of the stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1997 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.


                                                                 Year Ended December 31,
                                       --------------------------------------------------------------------------
                                           1997            1996            1995           1994             1993
                                           ----            ----            ----           ----             ----
                                                         (In thousands, except per share data)
OPERATING INFORMATION:
Net earned premium .............       $  85,002       $  78,731       $  87,908       $  90,483        $  96,843
Net investment income ..........          14,435          13,614          14,143          13,034           11,588
Total revenues .................         108,217         102,788         113,714         113,892          118,953
Income (loss)
  before income taxes ..........          17,184          20,874          15,563         (31,574)          25,118
Net income (loss) ..............          12,546          16,752          12,582         (20,495)          21,585
Net income (loss) per share(1):
  Basic ........................       $    1.51       $    2.04       $    1.54       $   (2.51)       $    2.65
  Diluted ......................       $    1.50       $    2.02       $    1.53       $   (2.50)       $    2.64
Average common shares(1):
  Basic ........................           8,296           8,197           8,154           8,151            8,146
  Diluted ......................           8,385           8,286           8,213           8,185            8,190
BALANCE SHEET INFORMATION
  (AT END OF PERIOD):
Total investments & cash(2) ....       $ 258,572       $ 240,720       $ 235,460       $ 203,103        $ 200,253
Total assets ...................         501,207         457,095         435,552         474,031          431,028
Loss and LAE reserves ..........         278,432         269,601         273,854         314,898          247,346
Notes payable ..................          20,942          17,942          20,508          28,108            7,270
Stockholders' equity(2) ........         131,242         115,542          99,076          77,523          117,277
Book value per share(2) ........       $   15.68       $   14.03       $   12.12       $    9.51        $   14.39

(1) In 1997, the Company adopted SFAS 128, Earnings per Share. Prior years' amounts have been restated in accordance with SFAS 128.

(2) Investments and stockholders' equity for 1994 and subsequent years reflect the adoption of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is a holding company with thirteen wholly owned subsidiaries. See "BUSINESS-General" included herein for a description of the Company.

         The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators participation in insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by one of the Somerset Companies.

         The Company writes business in Southeast Asia through one of the Somerset Companies. To date, the participation in this market has been limited and therefore the Company's exposure to the economic conditions in Asia does not materially effect its operations.

         Navigators and the Somerset Companies earn investment income on cash balances and invested assets. The Somerset Companies also earn investment income on fiduciary funds. Such fiduciary funds are invested, subject to applicable insurance regulations, primarily in short-term instruments.

RESULTS OF OPERATIONS

          General. The 1995 results reflect development of losses from the 1994 Northridge Earthquake. During 1995 the total reported gross losses on direct property claims arising from the Northridge Earthquake increased $18.3 million from $125.4 million to $143.7 million. The Company also added gross bulk reserves of $11 million at September 30, 1995. On a net basis, the incurred losses relating to the Northridge Earthquake represented pre-tax charges of approximately $10.7 million in 1995. There was no further development of the losses from the Northridge Earthquake in 1996, however there was development of $343,000 in 1997. There can be no assurance that additional losses will not be reported or adjustments made to existing reserves.

         The Company's 1997 results of operations reflect intense market competition in the core marine and aviation lines.

         In November 1988, the voters of the State of California approved Proposition 103, which required most property and casualty insurance companies, among other things, to reduce rates charged to California insureds to a level 20% below November 8, 1987 levels. On March 19, 1996, the Company agreed with the Commissioner to settle its rollback liability under Proposition 103. The settlement cost the Company approximately $2.0 million net of recoveries from reinsurers, of which approximately $1.0 million was recorded in each of 1995 and 1996.

         Revenues. Gross written premium decreased from $148.9 million in 1995 to $142.5 million in 1996 and increased to $171.2 million in 1997. The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                           Year Ended December 31,
                                 -------------------------------------------------------------------------------------
                                    1997                           1996                          1995
                                    ----                           ----                          ----
                                                              (In thousands)
Marine .....................     $  56,231             33%      $  51,948             36%     $  61,684            42%
Aviation ...................        34,960             20          41,142             29         51,286            34
Inland Marine ..............         8,327              5          14,539             10         11,620             8
Onshore Energy .............         9,854              6           6,902              5             __            __
Engineering and Construction         7,592              4              __             __             __            __
Lloyd's -- Marine ..........        24,654             14              __             __             __            __
Specialty Reinsurance
  and Program Insurance ......      29,631             18          27,993             20         24,317            16
                                 ---------            ---       ---------            ---      ---------           ---
Gross Written Premium ......       171,249            100%        142,524            100%       148,907           100%
                                 ---------            ===       ---------            ===      ---------           ===

Ceded Written Premium ......       (80,369)                       (58,356)                      (67,639)
                                 ---------                      ---------                     ---------

Net Written Premium ........     $  90,880                      $  84,168                     $  81,268
                                 =========                      =========                     =========

         Marine Premium. Marine gross written premium (non-Lloyd's) increased 8% from 1996 to 1997 due to Navigators' increased participation in the marine pools from 41% in 1996 to 48% in 1997. The 1996 decrease from 1995 was due primarily to decreases in premium rates. Marine premium has been subject to continued pricing competition.

         Aviation Premium. Aviation gross written premium decreased 15% from 1996 to 1997 due to price competition in the aviation insurance market. The 20% reduction in Navigators' aviation gross written premium from 1995 to 1996 was due to Navigators withdrawing from the general aviation business in order to concentrate on the major airlines and manufacturers and to price competition.

         Inland Marine Premium. As of June 1997, the Company no longer writes inland marine business (other than onshore energy). The Somerset Companies produced the inland marine business written by the Insurance Companies.

         Onshore Energy Premium. In 1996, Navigators began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown.

         Engineering and Construction Premium. Somerset Asia began writing engineering and construction risks in Southeast Asia in 1997.

         Lloyd's Marine Premium. NCUL provided capacity to two Lloyd's syndicates in 1997 which produced $24.7 million of marine premium. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL is wholly owned by the parent company.

         Specialty Reinsurance and Program Insurance Premium. Navigators reinsurance business was produced and managed by one of the Somerset Companies. This reinsurance premium consisted primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. Navigators did not renew this reinsurance business after 1995 except for a few specialty treaties. The program insurance, which began in 1995, has been reduced for 1997 and currently consists of one managing general agent writing primarily general liability for contractors.

         Ceded Premium. In the ordinary course of business, Navigators reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The increase in the ceded premium from 1996 to 1997 resulted from the engineering and construction and the program business which is heavily reinsured, and from the ceded portion of the marine premium. The decrease in the ceded premium from 1995 to 1996 is reflective of the decrease in the written premium and price competition in the reinsurance business.

         Net Written Premium. The 8% increase in net written premium from 1996 to 1997 was primarily due to increases in the marine premium from both the Somerset Companies and Lloyd's along with the new engineering and construction business, partially offset by decreases in the aviation and inland marine premium. The 4% increase in net written premium from 1995 to 1996 was primarily due to Navigators increasing its participation in the aviation pool to 100% at October 1, 1995 and to less premium being ceded.

         Net Earned Premium. The 8% increase in net earned premium from 1996 to 1997 was primarily due to the increase in the net written premium. The 10% decrease in net earned premium from 1995 to 1996 was primarily due to the decrease in the 1995 net written premium and the effect the property business run-off had on the 1995 net earned premium.

         Commission Income. Commission income decreased 42% to $5.1 million in 1997 from 1996 partially due to Navigators increasing its participation in the marine pool to 48% in 1997 from 41% in 1996 which decreased both the management commission and the profit commission. Commission income decreased 17% to $8.8 million in 1996 from $10.7 million in 1995 primarily due to Navigators increasing its participation to 100% at October 1, 1995 in the aviation business managed by the Somerset Companies, which eliminated commission income paid by the former participants in the aviation insurance pool. Also, the 1996 commission income includes $826,000 of profit commissions earned under the Company's management agreement with Riverside. The commission income is also affected by profit commissions from the marine pool.

         Net Investment Income. Net investment income increased 6% to $14.4 million in 1997 from $13.6 million in 1996 due to the increase in invested assets and the decrease of municipal bonds in the portfolio, partially offset by a decrease in fiduciary funds held by the Somerset Companies resulting in less investment income from the funds. Net investment income decreased 4% to $13.6 million in 1996 from $14.1 million in 1995 due to decreased fiduciary funds held by the Somerset Companies, the effect on invested assets from payments of earthquake losses and generally lower yields.

         Operating Expenses.

         Net losses and loss adjustment expenses incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 61.9%, 62.2%, and 69.5% in 1997, 1996 and 1995, respectively. The 1997 loss ratio improved modestly over 1996. The improvement in the 1996 loss ratio compared to 1995 was primarily due to a return to more normal experience after reserving for the losses from the Northridge Earthquake.

         Commission expense. Commission expense as a percentage of net earned premium was 17.6%, 15.5%, and 13.9% for 1997, 1996 and 1995, respectively. The increase in the 1997 commission expense ratio compared to 1996 was primarily due to increased excess of loss reinsurance purchased in 1997 on the marine, aviation and onshore energy lines of business which lowers net premium with no corresponding ceding commission to offset the commission expense incurred on the gross premium and to a generally higher commission percentage on the Lloyd's of London premium. The increase in the 1996 commission expense ratio compared to 1995 was primarily due to the reversal of approximately

$519,000 of contingent commissions receivable recorded in 1995 on certain ceded contracts which had loss development during 1996.

         Other operating expenses. Other operating expenses increased 8.9% to $22.2 million primarily due to expenses incurred by Somerset (UK) in London, Somerset Asia in Australia and NCUL. The 9.4% decrease from 1995 to 1996 reflected the staff cuts in 1995 partially offset by the opening of the new offices in London and Australia in late 1996.

         Interest Expense. The decrease in the interest expense from 1996 to 1997 was due to $368,000 of interest expense recorded in the first quarter of 1996 attributable to the Company's rollback liability under California Proposition 103 and to fluctuations in the loan balance. The decrease in the interest expense from 1995 to 1996 was due to the reduction in the loan balance and lower interest rates. The 1995 interest expense includes $380,000 of interest expense for the Company's rollback liability under California Proposition 103.

         Income Taxes. The income tax expense was $4.6 million, $4.1 million and $3.0 million for 1997, 1996 and 1995, respectively. The effective tax rates for 1997, 1996 and 1995 were 27%, 20% and 19%, respectively. The increase in the 1997 rate was primarily due to not being able to utilize the losses from Somerset (UK) and Somerset Asia. The Company had a net operating loss carryforward of $3.0 million at December 31, 1995 which was fully utilized in 1996. The Company had alternative minimum tax ("AMT") carryforwards of $5.1 million, $5.8 million and $3.1 million at December 31, 1997, 1996 and 1995, respectively. The AMT carryforwards were primarily attributable to the tax benefits from the municipal bond interest. The Company has reduced its municipal bond portfolio in 1997 in order to utilize part of the AMT carryforwards.

         As of December 31, 1997 the net deferred Federal tax asset was $8.0 million as compared to $9.5 million at December 31, 1996. At December 31, 1997 and 1996 the Company had a $1.1 million valuation allowance against its deferred Federal tax asset. There was no valuation allowance at December 31, 1996.

         Equity Income in Affiliated Company. The Company holds an equity interest in Riverside, which through its wholly owned subsidiary, Riverside Corporate Underwriters Limited, is admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The Company records its share of Riverside's underwriting results when sufficient information becomes available to provide reasonable estimates of earned premiums and losses. During 1996, primarily in the third quarter, the Company recorded its share of the 1994 and 1995 after tax underwriting earnings amounting to $1.4 million. During 1997, the Company recorded $376,000 of after tax underwriting earnings from its investment in Riverside.

         Net Income. The Company's net income decreased in 1997 to $12.5 million from $16.8 million in 1996. The 1996 net income of $16.8 million improved over the $12.6 million of income in 1995 in which year the Company suffered the adverse impact of the Northridge Earthquake.

         LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations was $12.5 million, $7.3 million and $26.6 million for 1997, 1996 and 1995, respectively. Operating cash flow has been used primarily to acquire additional investment assets with net purchases during 1997, 1996 and 1995 of $17.6 million, $11.5 million and $12.8 million, respectively.

         At December 31, 1997, the Company had committed approximately $550,000 to continue to enhance its hardware and software computer systems in 1998.

         Invested assets and cash (excluding fiduciary funds held by the Somerset Companies) have grown from $235.5 million at December 31, 1995 to $240.7 million at December 31, 1996 to $258.6 million at December 31, 1997. Investment income during this period was $14.1 million in 1995, $13.6 million in 1996 and $14.4 million in 1997. The average yield of the portfolio, excluding net realized capital gains, was 5.6% in 1995, 5.4% in 1996, and 5.7% in 1997 reflecting the prevailing interest rates during those years and the decrease in the tax-exempt portfolio in 1997. As of December 31, 1997, all fixed maturity securities and equity securities held by the Company were classified as available-for-sale.

         The majority of the invested assets are in municipal bonds rated "A" or better by Standard & Poor's or Moody's. The Company has no significant exposure to credit risk since the Company's fixed maturity investment portfolio does not contain any non-investment grade bonds. The portfolio has an average maturity of less than seven years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity. This ensures the Company's ability to satisfy claims or expenses as they become due.

         On August 5, 1994, the Company entered into a Credit Agreement with three banks which was amended and restated on November 19, 1996 (the "Amended Credit Agreement"). The Amended Credit Agreement provided for a $20 million revolving credit loan facility and a $30 million letter of credit facility. The revolving credit loan facility bears interest, at the election of the Company, at either the base commercial lending rate of one of the banks or at LIBOR plus 1%. At December 31, 1996, $17 million in loans were outstanding under the revolving credit loan facility at an interest rate of 6.5% and letters of credit with an aggregate face amount of $27.1 million were issued under the letter of credit facility.

         A December 11, 1997 amendment to the Amended Credit Agreement increased the revolving credit loan facility from $20 million to $25 million which reduces each quarter by various amounts (from $500,000 to $2,000,000) until it terminates on December 31, 2003. At December 31, 1997, $20 million in loans were outstanding under the revolving credit loan facility at an interest rate of 6.9% and letters of credit with an aggregate face amount of $26.0 million were issued under the letter of credit facility. The letters of credit are primarily utilized by NCUL as collateral to participate in two Lloyd's marine syndicates specializing in marine insurance. No letters of credit have been drawn upon.

         The Company also has a $942,000 note payable to its major stockholder bearing interest at 7%.

         Total stockholders' equity was $131.2 million at December 31, 1997, a 13.6% increase for the year primarily as the result of the Company's earnings in 1997.

         The Company was within the usual values for all NAIC's IRIS ratios as of December 31, 1996 and 1997.

         The Company's reinsurance has been placed with various U.S. companies rated "A-" or better by A.M. Best Company, Inc., as well as with foreign insurance companies and with selected syndicates of Lloyd's of London ("Lloyd's"). Certain syndicates at Lloyd's ("Loss Syndicates") and the Lloyd's market as a whole have reported significant losses in recent years. The Company has not placed any material amounts of reinsurance with these Loss Syndicates. Pursuant to the implementation of Lloyd's Plan of Reconstruction and Renewal, a significant portion of the Company's recoverables from the Loss Syndicates are now reinsured by Equitas ( a separate UK Department of Trade and Industry authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account).

         The Company believes that the cash flow generated by the operating activities of the Company's subsidiaries will provide sufficient funds for the Company to meet its liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to the Company may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.

ECONOMIC CONDITIONS

         The Company is a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct effect on the Company's underwriting operations. They do, however, impact the Company's investment portfolio. A decrease in interest rates will tend to decrease the Company's yield on its invested assets.

         Management considers the potential impact of these economic trends in estimating loss reserves. Management believes that the underwriting controls it maintains, and the fact that the majority of Navigators' business is in lines of insurance which have relatively short loss payout patterns, assist in estimating ultimate claim costs more accurately and lessen the potential adverse impact of the economy on the Company.

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the Year 2000 issue in existing computer systems and is currently replacing its major computer systems with systems that are Year 2000 compliant and thereby will benefit from state-of-the-art integrated systems along with being Year 2000 compliant. The project is expected to be completed in 1998. If the project is not completed timely, the Year 2000 issue may have a material impact on the operations of the Company. The costs directly related to the Year 2000 issue to date have been minimal. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements required in response to this section are submitted as part of Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of the directors and officers of the registrant is contained under "Election of Directors" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

         1. FINANCIAL STATEMENTS AND SCHEDULES: The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.

         2. EXHIBITS: The exhibits are listed on the accompanying Index to Exhibits on the page which immediately follows page S-8. The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(a)(10)(iii) of Regulation S-K.

         (b) Reports on Form 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The Navigators Group, Inc.
                                            (Registrant)


Dated:  March 27, 1998                      By:/s/ BRADLEY D. WILEY
        --------------                         --------------------
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


            NAME                                         TITLE                           DATE
            ----                                         -----                           ----
/s/ TERENCE N. DEEKS                        Chairman, President and CEO             March 27, 1998
-----------------------------------         (Principal Executive Officer)
Terence N. Deeks

/s/ BRADLEY D. WILEY                        Senior Vice President, CFO              March 27, 1998
-----------------------------------         and Secretary
Bradley D. Wiley                            (Principal Financial Officer)

/s/ SALVATORE A. MARGARELLA                 Vice President & Treasurer              March 27, 1998
-----------------------------------         (Principal Accounting Officer)
Salvatore A. Margarella

/s/ ROBERT M. DEMICHELE                     Director                                March 27, 1998
-----------------------------------
Robert M. DeMichele

/s/ LEANDRO S. GALBAN, JR.                  Director                                March 27, 1998
-----------------------------------
Leandro S. Galban, Jr.

/s/ JOHN F. KNIGHT                          Director                                March 27, 1998
-----------------------------------
John F. Knight

/s/ MARC M. TRACT                           Director                                March 27, 1998
-----------------------------------
Marc M. Tract

/s/ WILLIAM D. WARREN                       Director                                March 27, 1998
-----------------------------------
William D. Warren

/s/ ROBERT F. WRIGHT                        Director                                March 27, 1998
-----------------------------------
Robert F. Wright

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




         Independent Auditors' Report  ...................................................................................      F-2

         Consolidated Balance Sheets at December 31, 1997 and 1996  ......................................................      F-3

         Consolidated Statements of Income for each of the years in the three-year
           period ended December 31, 1997  ...............................................................................      F-4

         Consolidated Statements of Stockholders' Equity for each of the years in
           the three-year period ended December 31, 1997  ................................................................      F-5

         Consolidated Statements of Cash Flows for each of the years in the
           three-year period ended December 31, 1997  ....................................................................      F-6

         Notes to Consolidated Financial Statements  .....................................................................      F-7

         SCHEDULES:

         Schedule I                 Summary of Consolidated Investments -- other than
                                    investments in related parties  ......................................................      S-1

         Schedule II                Condensed Financial Information of Registrant  ......................................       S-2

         Schedule III               Supplementary Insurance Information  .................................................      S-5

         Schedule IV                Reinsurance  .........................................................................      S-6

         Schedule V                 Valuation and Qualifying Accounts  ...................................................      S-7

         Schedule VI                Supplementary Insurance Information Concerning
                                    Property/Casualty Insurance Operations  ..............................................      S-8

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                         KPMG Peat Marwick LLP


     New York, New York
     March 16, 1998

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                        1997             1996
                                                                                      ---------        --------
                                                          ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1997, $218,418; 1996, $210,042) ..........................       $ 226,834        $215,072
  Equity securities, available-for-sale, at fair value (cost: 1997, $4,557;
    1996, $7,538) .............................................................           6,132          10,281
  Short-term investments, at cost which approximates fair value ...............          22,579          11,826
  Cash ........................................................................           1,251           1,460
  Other investments ...........................................................           1,776           2,081
                                                                                      ---------        --------
         Total investments and cash ...........................................         258,572         240,720
                                                                                      ---------        --------

Premiums in course of collection ..............................................          45,847          35,108
Commissions receivable ........................................................           6,434           6,782
Accrued investment income .....................................................           3,121           3,302
Prepaid reinsurance premiums ..................................................          20,405          11,540
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses .         147,104         143,345
Federal income tax recoverable ................................................             164              33
Net deferred Federal and foreign income tax benefit ...........................           7,994           9,517
Deferred policy acquisition costs .............................................           5,403           3,658
Other assets ..................................................................           6,163           3,090
                                                                                      ---------        --------

         Total assets .........................................................       $ 501,207        $457,095
                                                                                      =========        ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ............................       $ 278,432        $269,601
  Unearned premium ............................................................          48,659          33,917
  Reinsurance balances payable ................................................          16,539          11,581
  Notes payable to banks ......................................................          20,000          17,000
  Deferred state and local income tax .........................................           1,184           1,119
  Note payable to stockholder .................................................             942             942
  Accounts payable and other liabilities ......................................           4,209           7,393
                                                                                      ---------        --------
         Total liabilities ....................................................         369,965         341,553
                                                                                      ---------        --------

Commitments and contingencies .................................................              --              --

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued ...              --              --
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued and outstanding 8,368,167 in 1997 and 8,237,900 in 1996 ............             837             824
  Additional paid-in capital ..................................................          38,119          36,202
  Net unrealized gains on securities available-for-sale (net of tax of
    $3,497 in 1997 and $2,643 in 1996) ........................................           6,494           5,131
  Foreign currency translation adjustment, net of  tax ........................             (61)             78
  Retained earnings ...........................................................          85,853          73,307
                                                                                      ---------        --------
         Total stockholders' equity ...........................................         131,242         115,542
                                                                                      ---------        --------

             Total liabilities and stockholders' equity .......................       $ 501,207        $457,095
                                                                                      =========        ========


          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)


                                                                   YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                           1997            1996            1995
                                                         --------       ---------        --------
Revenues:
  Net earned premium .............................       $ 85,002       $  78,731        $ 87,908
  Commission income ..............................          5,083           8,798          10,658
  Net investment income ..........................         14,435          13,614          14,143
  Net realized capital gains .....................          2,827             503             291
  Other income ...................................            870           1,142             714
                                                         --------       ---------        --------
         Total revenues ..........................        108,217         102,788         113,714
                                                         --------       ---------        --------

Operating expenses:
  Net losses and loss adjustment expenses incurred         52,620          48,977          61,053
  Commission expense .............................         14,938          12,171          12,228
  Other operating expenses .......................         22,231          20,417          22,534
  Interest expense ...............................          1,244           1,737           2,336
                                                         --------       ---------        --------
         Total operating expenses ................         91,033          83,302          98,151
                                                         --------       ---------        --------

Equity income in affiliated company, net of tax ..             --           1,388              --

Income before income tax .........................         17,184          20,874          15,563

Income tax expense (benefit):
    Current ......................................          3,879           4,280           2,847
    Deferred .....................................            759            (158)            134
                                                         --------       ---------        --------
         Total income tax expense ................          4,638           4,122           2,981
                                                         --------       ---------        --------

  Net income .....................................       $ 12,546       $  16,752        $ 12,582
                                                         ========       =========        ========


Net income per common share:
   Basic .........................................       $   1.51       $    2.04        $   1.54
   Diluted .......................................       $   1.50       $    2.02        $   1.53

Average common shares outstanding:
   Basic .........................................          8,296           8,197           8,154
   Diluted .......................................          8,385           8,286           8,213



          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                       1997             1996            1995
                                                    ---------        ---------        --------
Preferred stock
     Balance at beginning and end of year ...       $      --        $      --        $     --
                                                    =========        =========        ========

Common stock
     Balance at beginning of year ...........       $     824        $     817        $    815
     Issuance of common stock during the year              13                7               2
                                                    ---------        ---------        --------
     Balance at end of year .................       $     837        $     824        $    817
                                                    =========        =========        ========

Additional paid-in capital
     Balance at beginning of year ...........       $  36,202        $  35,321        $ 34,984
     Issuance of common stock during the year           1,917              881             337
                                                    ---------        ---------        --------
     Balance at end of year .................       $  38,119        $  36,202        $ 35,321
                                                    =========        =========        ========

Unrealized gains (losses) on
  available-for-sale securities
     Balance at beginning of year ...........       $   5,131        $   6,273        $ (2,353)
     Change in unrealized gains (losses) ....           1,363           (1,142)          8,626
                                                    ---------        ---------        --------
     Balance at end of year .................       $  6,494         $   5,131        $  6,273
                                                    =========        =========        ========

Foreign currency translation adjustment
     Balance at beginning of year ...........       $      78        $     110        $    105
     Change in foreign translation ..........            (139)             (32)              5
                                                    ---------        ---------        --------
     Balance at end of year .................       $     (61)       $      78        $    110
                                                    =========        =========        ========

Retained earnings
     Balance at beginning of year ...........       $  73,307        $  56,555        $ 43,973
     Net income .............................          12,546           16,752          12,582
                                                    ---------        ---------        --------
     Balance at end of year .................       $  85,853        $  73,307        $ 56,555
                                                    =========        =========        ========


Total stockholders' equity at end of year ...       $ 131,242        $ 115,542        $ 99,076
                                                    =========        =========        ========


          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  1997            1996             1995
                                                                --------        --------        ---------
 Operating activities:
    Net income ..........................................       $ 12,546        $ 16,752        $  12,582
    Adjustments to reconcile net income to net
       cash provided by operating activities:
      Depreciation & amortization .......................            526             593              713
      Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses ..............         (3,759)          4,012           52,532
      Reserve for losses and loss adjustment
       expenses .........................................          8,831          (4,253)         (41,044)
      Prepaid reinsurance premiums ......................         (8,865)         (1,726)           2,411
      Unearned premium ..................................         14,743           7,163           (8,967)
      Premiums in course of collection ..................        (10,738)        (17,137)           6,637
      Commissions receivable ............................            348            (734)            (921)
      Deferred policy acquisition costs .................         (1,746)         (1,134)             387
      Accrued investment income .........................            181              47             (400)
      Reinsurance balances payable ......................          4,958           5,169           (4,590)
      Federal income tax ................................           (131)         (1,276)           7,650
      Net deferred Federal and foreign income tax .......            683             (56)              98
      Net realized capital (gains) ......................         (2,827)           (503)            (291)
      Other .............................................         (2,253)            348             (179)
                                                                --------        --------        ---------
        Net cash provided by operating activities .......         12,497           7,265           26,618
                                                                --------        --------        ---------

 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities ........................          9,745          14,683            9,513
      Sales .............................................         75,368          35,273           67,196
      Purchases .........................................        (93,679)        (57,212)        (101,295)
    Equity securities, available-for-sale
      Sales .............................................          9,624           2,340            1,531
      Purchases .........................................         (4,017)         (3,891)          (2,229)
    Payable for securities purchased ....................         (2,815)          1,268              386
    Net sales (purchases) of short-term investments .....        (10,757)         (4,533)          12,353
    Other investments ...................................           (132)            820               --
    Purchase of property and equipment ..................           (974)           (273)            (210)
                                                                --------        --------        ---------
      Net cash (used in) investing activities ...........        (17,637)        (11,525)         (12,755)
                                                                --------        --------        ---------

Financing activities:
    Proceeds from bank loan .............................          3,000              --            2,000
    Repayment of bank loan ..............................             --          (2,500)          (8,000)
    Proceeds from exercise of stock options .............          1,931             887              340
    Notes payable to stockholders, net ..................             --              --           (1,600)
                                                                --------        --------        ---------
      Net cash (used in) provided by financing activities          4,931          (1,613)          (7,260)
                                                                --------        --------        ---------

Increase (decrease) in cash .............................           (209)         (5,873)           6,603
Cash at beginning of year ...............................          1,460           7,333              730
                                                                --------        --------        ---------
Cash at end of year .....................................       $  1,251        $  1,460        $   7,333
                                                                ========        ========        =========

Federal income tax paid .................................       $  3,200        $  4,928        $   1,000
State and local income tax paid .........................            880             307              894
Interest paid ...........................................          1,222           2,069            1,889


          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its thirteen wholly owned subsidiaries, are prepared on the basis of generally accepted accounting principles. Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

         The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators") and NIC Insurance Company ("NIC"). Navigators is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation and onshore energy insurance. As of June 1997, the Company is no longer writing inland marine insurance (except for onshore energy insurance classified as inland marine) and reduced its program business in the second half of 1997 in order to focus on its core businesses. NIC is a wholly owned subsidiary of Navigators, was licensed in 1989 and began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators in exchange for assuming 10% of Navigators net business. Navigators and NIC are collectively referred to herein as the "Insurance Companies".

         Navigators Corporate Underwriters Limited ("NCUL"), a subsidiary formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability.

         Seven of the Company's subsidiaries are underwriting management companies: Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset of Georgia, Inc., Somerset Marine (UK) Limited ("Somerset UK") and Somerset Asia Pacific Pty. Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators, NIC and nine unaffiliated insurance companies.

         Somerset Asia was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrates on marine, onshore energy, engineering and construction business primarily in Indonesia, Thailand, Malaysia, Taiwan, China and Vietnam. Somerset Asia began writing business in early 1997 and is supported by Somerset Services Pte. Limited which provides loss prevention consultancy to Somerset Asia's assureds and producers. Somerset Services Pte. Limited, a wholly owned subsidiary of Somerset Asia, was formed in September 1997 and is located in Singapore.

         Somerset UK, formed in the fourth quarter of 1996, concentrates on marine, aviation, energy, engineering and construction business. Navigators was authorized to operate a United Kingdom ("UK") branch on October 22, 1997. Somerset UK began producing business in the fourth quarter of 1997 for the UK Branch of Navigators.

         Navigators Holdings (UK) Limited was formed on September 15, 1997 as a holding company for the Company's UK subsidiaries.

         During 1997, the Company merged four subsidiaries, Somerset Re Management, Inc., Navigators Management Corporation, Somerset Casualty Agency, Inc. and Somerset Property, Inc. into Somerset Marine, Inc. The Company also owns Somerset Marine Aviation Property Managers, Inc., an inactive subsidiary.

         The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators direct participation in, or reinsuring certain members of, insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by Somerset Marine, Inc.

         The Somerset Companies specialize principally in writing marine, aviation and onshore energy insurance. They underwrite marine business through a syndicate of insurance companies, Navigators having the largest participation in the syndicate. The Somerset Companies derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from their parent company, Navigators, NIC and the unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

         In January 1998, the Company acquired 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited, a Lloyd's corporate member with limited liability.

INVESTMENTS

         Investments are classified into one of three categories. Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of December 31, 1997 and 1996, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method.

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

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         Unpaid losses and loss adjustment expenses are determined on an individual basis for reported claims for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Management believes that the unpaid losses and loss adjustment expenses are adequate to cover the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not exceed such amounts.

NET INCOME PER SHARE

         The Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, on December 31, 1997. SFAS No. 128 supersedes APB Opinion No. 15, Earnings per Share, and replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively. The Company has restated earnings per share for all prior periods presented to comply with the provisions of SFAS No. 128.

REINSURANCE CEDED

         Reinsurance ceded which transfers risk, premiums, commissions and recoveries on losses incurred is reflected as reductions of the respective income and expense accounts. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

FEDERAL INCOME TAXES

         The Company files a consolidated Federal income tax return with its U.S. subsidiaries. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

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

         In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments, ("SOP 97-3"). SOP 97-3 establishes standards for accounting for guaranty-fund and certain other insurance related assessments. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

NOTE 2.  INVESTMENTS

         The Company's invested assets at December 31, 1997 and 1996 were as follows:

                                                               GROSS      GROSS
                                             AMORTIZED       UNREALIZED  UNREALIZED       FAIR
DECEMBER 31, 1997                           COST OR COST       GAINS     (LOSSES)        VALUE
-----------------                           ------------       -----     --------        -----
                                                              (In thousands)
Fixed maturities:
   U.S. Government, government
        agencies and authorities .......       $  9,794       $  333       $(10)       $ 10,117
   States, municipalities and  political
        subdivisions ...................        126,154        6,377        (57)        132,474
    Mortgage and asset backed ..........         70,166        1,461        (14)         71,613
    Corporate bonds ....................         11,279          261         --          11,540
    Redeemable preferred stock .........          1,025           65         --           1,090
                                               --------       ------       ----        --------
         Total fixed maturities ........       $218,418       $8,497       $(81)       $226,834
                                               ========       ======       ====        ========


Equity securities - common stocks ......       $  4,557       $1,660       $(85)       $  6,132
                                               ========       ======       ====        ========


                                                                GROSS        GROSS
                                               AMORTIZED      UNREALIZED    UNREALIZED      FAIR
DECEMBER 31, 1996                             COST OR COST      GAINS       (LOSSES)       VALUE
-----------------                             ------------      -----       --------       -----
                                                              (In thousands)
Fixed maturities:
   U.S. Government, government
       agencies and authorities .........       $  9,715       $   97       $ (74)       $  9,738
    States, municipalities and  political
        subdivisions ....................        172,303        4,813        (185)        176,931
   Mortgage and asset backed ............         25,599          444        (121)         25,922
   Corporate bonds ......................          1,143           51          (1)          1,193
   Redeemable preferred stock ...........          1,282            7          (1)          1,288
                                                --------       ------       -----        --------

            Total fixed maturities ......       $210,042       $5,412       $(382)       $215,072
                                                ========       ======       =====        ========

Equity securities - common stocks .......       $  7,538       $2,771       $ (28)       $ 10,281
                                                ========       ======       =====        ========


         The Company's fixed maturity securities by year of maturity were as follows:

              PERIOD FROM                                 PERCENT                       PERCENT
           DECEMBER 31, 1997                 FAIR           OF         AMORTIZED          OF
              TO MATURITY                    VALUE       PORTFOLIO        COST         PORTFOLIO
              -----------                    -----       ---------        ----         ---------

                                                         (Dollars in thousands)

One year or less ...................       $  7,214           3.2%     $  7,183           3.3%
One year to five years .............         58,452          25.8        56,382          25.8
Five years to ten years ............         66,231          29.2        62,615          28.7
More than ten years ................         23,324          10.2        22,072          10.1
Mortgage and asset backed securities         71,613          31.6        70,166          32.1
                                           --------         -----      --------         -----
        Total ......................       $226,834         100.0%     $218,418         100.0%
                                           ========         =====      ========         =====

         Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years.

         Net investment income of the Company was derived from the following sources:

                                      YEAR ENDED DECEMBER 31,
                             ----------------------------------------
                               1997            1996            1995
                             --------        --------        --------
                                           (In thousands)

Fixed maturities .....       $ 13,248        $ 12,481        $ 12,012
Equity securities ....            292             266             224
Short-term investments          1,613           1,529           2,567
                             --------        --------        --------
                               15,153          14,276          14,803
Investment expenses ..           (718)           (662)           (660)
                             --------        --------        --------
Net investment income        $ 14,435        $ 13,614        $ 14,143
                             ========        ========        ========

         The Company's realized capital gains and losses were as follows:

                                                     YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1997          1996         1995
                                               -------        -----        -----
                                                          (In thousands)
Fixed maturities:
    Gains ..............................       $   786        $ 479        $ 966
    (Losses) ...........................          (269)        (375)        (968)
                                               -------        -----        -----
                                                   517          104           (2)
                                               -------        -----        -----
Equity securities and other investments:
    Gains ..............................         2,868          456          293
    (Losses) ...........................          (558)         (57)          --
                                               -------        -----        -----
                                                 2,310          399          293
                                               -------        -----        -----
Net realized capital gains .............       $ 2,827        $ 503        $ 291
                                               =======        =====        =====


         At December 31, 1997 and 1996, fixed maturities with amortized values of $6,775,000 and $6,480,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 1997, $132,000 was on deposit with the Bank of England for Navigators' UK Branch. Also, at December 31, 1997 and 1996, fixed maturities with amortized values of $851,000 and $859,000, respectively, were pledged as security under a reinsurance treaty.

         At December 31, 1997, the Company did not have a material concentration of financial instruments in a single issuer.

         Other investments consist of the Company's interest in Riverside Underwriters Plc, a U.K. Corporation (formerly known as Navigators Underwriters
Plc) ("Riverside"). The Company's original ownership interest was 21% at December 31, 1995 which increased to 27% as of January 1, 1996 and decreased to approximately 8% at December 31, 1996. Riverside owns 100% of Riverside Corporate Underwriters Limited, a U.K. corporation, which is admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The transaction to reduce the Company's ownership in Riverside did not produce a material capital gain or loss. The Company remains entitled to receive from Riverside an amount equal to the aggregate dividends that it would have received if it had continued to hold its original investment to the extent such dividends are attributable to writings at Lloyd's by Riverside Corporate Underwriters Limited during the 1994, 1995 and 1996 years of account. In connection with the reduction of the Company's investment, it has agreed to cease being manager of Riverside and Riverside Corporate

Underwriters Limited, although the Company will remain entitled to profit commissions with respect to the 1994, 1995 and 1996 underwriting years. Prior to December 31, 1996, the investment was carried under the equity method of accounting. At December 31, 1996 and 1997, the investment is recorded at cost due to the reduction in ownership interest.

         Included in 1996 income was $1,388,000 of equity income, net of tax. Pretax earnings for 1997 of $561,000 are included in other income since the investment was no longer carried under the equity method. The Company records its share of Riverside's earnings from underwriting when sufficient information becomes available to provide reasonable estimates of earned premiums and losses.

NOTE 3.  NOTES PAYABLE AND LOANS

         On August 5, 1994, the Company entered into a Credit Agreement with three banks which was amended and restated on November 19, 1996 (the "Amended Credit Agreement"). The Amended Credit Agreement provided for a $20 million revolving credit loan facility and a $30 million letter of credit facility. The revolving credit loan facility bears interest, at the election of the Company, at either the base commercial lending rate of one of the banks or at LIBOR plus 1%. At December 31, 1996, $17 million in loans were outstanding under the revolving credit loan facility at an interest rate of 6.5% and letters of credit with an aggregate face amount of $27.1 million were issued under the letter of credit facility.

         An amendment dated December 11, 1997, to the Amended Credit Agreement increased the revolving credit loan facility from $20 million to $25 million which reduces each quarter by various amounts (from $500,000 to $2,000,000) until it terminates on December 31, 2003. At December 31, 1997, $20 million in loans were outstanding under the revolving credit loan facility at an interest rate of 6.86% and letters of credit with an aggregate face amount of $26.0 million were issued under the letter of credit facility. The letters of credit are primarily utilized by NCUL as collateral to participate in two Lloyd's syndicates specializing in marine insurance. No letters of credit have been drawn upon.

         The Amended Credit Agreement is collateralized by shares of common stock of the Company's major subsidiaries. The Amended Credit Agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated total stockholders' equity, statutory surplus, minimum liquidity, loss reserves and other financial ratios.

         The Company also has a $942,000 note payable to its major stockholder bearing interest at 7%.

NOTE 4.  FIDUCIARY FUNDS

         The Somerset Companies maintain fiduciary accounts for the insurance pools they manage. Functions performed by the Somerset Companies include underwriting business, collecting premiums from the insured, paying claims, collecting paid recoverables from reinsurers, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies. Funds belonging to the insurance pools are held in a fiduciary capacity and interest income earned on such funds is retained by the Somerset Companies.

         The fiduciary accounts as of December 31, 1997 and 1996 were as follows:

                                                              DECEMBER 31,
                                                      --------------------------
                                                        1997               1996
                                                      -------           --------
                                                             (In thousands)

Cash and short-term investments ...........           $ 2,114           $ 18,857
Premiums receivable .......................            55,970             95,136
Reinsurance balances receivable ...........             4,644              6,582
                                                      -------           --------
         Total assets .....................           $62,728           $120,575
                                                      =======           ========

Due to insurance companies ................           $62,728           $120,575
                                                      -------           --------
         Total liabilities ................           $62,728           $120,575
                                                      =======           ========



         The fiduciary accounts above were not included in the accompanying consolidated balance sheets.

NOTE 5.  INCOME TAXES

         The components of current and deferred income tax expense (benefit) were as follows:

                                                  YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                         1997             1996             1995
                                        ------          -------           ------
                                                     (In thousands)
Current:
  Federal ....................          $3,328          $ 3,652           $2,294
  State and local ............             551          $   628           $  553
                                        ------          -------           ------
        Total ................          $3,879          $ 4,280           $2,847
                                        ======          =======           ======

Deferred:
  Federal and foreign ........          $  683          $   (57)          $   97
  State and local ............              76             (101)              37
                                        ------          -------           ------
         Total ...............          $  759          $  (158)          $  134
                                        ======          =======           ======


         A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                  1997                       1996                      1995
                                                  ----                       ----                      ----
                                                                   (Dollars in thousands)
Computed expected
  tax  expense ...................       $ 6,014         35%        $ 7,306         35%        $ 5,447       35%
Tax-exempt interest ..............        (2,538)       (15)         (2,793)       (13)         (2,694)     (17)
Dividends received
  deduction ......................           (61)        --             (59)        --             (49)      --
State & local income taxes, net of
  Federal income tax .............           408          2             347          2             390        2

Valuation allowance ..............         1,108          6            (775)        (4)             --       --
Other ............................          (293)        (1)             96         --            (113)      (1)
                                         -------         --         -------         --         -------       --
                                         $ 4,638         27%        $ 4,122         20%        $ 2,981       19%
                                         =======         ==         =======         ==         =======       ==

         The tax effects of temporary differences that give rise to Federal and foreign deferred tax assets and deferred tax liabilities were as follows:

                                                              DECEMBER 31,
                                                        1997              1996
                                                      --------         --------
                                                           (In thousands)
Deferred tax assets:
   Loss reserve discount .....................        $  7,183         $  6,833
   Unearned premium ..........................           1,500            1,521
   Alternative minimum tax carryforward ......           5,106            5,783
   Deferred state and local income tax .......             418              388
   Allowance for uncollectible reinsurance ...              --              272
   Deferred compensation .....................              30              500
   Loss from foreign operation ...............           1,108               --
   Other .....................................             221               25
                                                      --------         --------
Total gross deferred tax assets ..............          15,566           15,322
Less valuation allowance .....................          (1,108)              --
                                                      --------         --------
Net deferred tax assets ......................          14,458           15,322
                                                      --------         --------

Deferred tax liabilities:
   Deferred acquisition costs ................          (1,188)          (1,244)
   Unrealized gains on securities ............          (3,497)          (2,643)
   Contingent commission receivable ..........          (1,559)          (1,810)
   Other .....................................            (220)            (108)
                                                      --------         --------
Total deferred tax liabilities ...............          (6,464)          (5,805)
                                                      --------         --------
Net deferred tax asset .......................        $  7,994         $  9,517
                                                      ========         ========

         In 1997, a tax benefit of $259,000 was credited directly to additional paid-in capital due to the exercise of stock options.

         In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 1997, net of any valuation allowance.

         The establishment of the valuation allowance in the amount of $1,108,000 during the year ended December 31, 1997 is due to the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations.

         A valuation allowance in the amount of $775,000 established in 1994 due to the uncertainty associated with the realization of a net operating loss carryforward deferred tax asset was taken down in 1996 when the Company utilized the balance of the carryforward.

NOTE 6.  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The following table summarizes the activity in the Insurance Companies' reserve for losses and loss adjustment expenses ("LAE") during the three most recent years:

                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                              1997             1996             1995
                                                           ---------        ---------        ---------
                                                                          (In thousands)
Net reserves for losses and LAE at
  beginning of year ................................       $ 132,558        $ 138,761        $ 135,377
                                                           ---------        ---------        ---------

Provision for losses and LAE for
  claims occurring in the current year .............          53,654           51,429           54,030
Increase (decrease) in estimated losses and
  LAE for claims occurring in prior years ..........          (1,034)          (2,452)           7,023
                                                           ---------        ---------        ---------
Incurred losses and LAE ............................          52,620           48,977           61,053
                                                           ---------        ---------        ---------
Losses and LAE payments for claims occurring during:
    Current year ...................................         (12,921)         (15,439)         (10,482)
    Prior years ....................................         (32,416)         (39,741)         (47,187)
                                                           ---------        ---------        ---------
Losses and LAE payments ............................         (45,337)         (55,180)         (57,669)
                                                           ---------        ---------        ---------
Net reserves for losses and LAE at end of year .....         139,841          132,558          138,761
                                                           ---------        ---------        ---------
Reinsurance receivable on unpaid losses and LAE ....         138,591          137,043          135,093
                                                           ---------        ---------        ---------
Gross reserves for losses and LAE at end of year ...       $ 278,432        $ 269,601        $ 273,854
                                                           =========        =========        =========

         The development of prior year incurred losses during 1995 was primarily attributable to the loss development from the Northridge Earthquake.

         On January 17, 1994, an earthquake (the "Northridge Earthquake") occurred in the Northridge area of Los Angeles, California. The Company's net pre-tax loss in 1994 from the Northridge Earthquake totalled $39,265,000. During 1995, 1996 and 1997, the Company incurred additional net pre-tax losses from the Northridge Earthquake of $10,721,000, $0 and $343,000, respectively. There can be no assurance given that additional losses will not be reported or adjustments made to existing reserves.

         During 1997, 1996 and 1995, the Insurance Companies paid gross losses and LAE of $1,510,000, $2,794,000 and $2,251,000, respectively, resulting in net paid losses and LAE of $723,000, $425,000 and $117,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 1997 and 1996, the Insurance Companies carried gross reserves of $2,622,000 and $5,421,000, respectively, and net reserves of $936,000 and $1,042,000, respectively, for the potential exposure to such claims. For the year ended December 31, 1997 and 1996, open claims with environmental pollution and asbestos exposure amounted to 2,451 and 2,024, respectively. Management believes that its reserves for such claims are adequate because the Insurance Companies' participation in such risks was generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to the significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

NOTE 7.  REINSURANCE

         The following table summarizes earned premium:

                                           Year Ended December 31,
                                 1997                1996                1995
                              ---------            --------            --------
                                                (In thousands)

Direct ............           $ 110,453            $ 86,917            $ 93,497
Assumed ...........              46,053              48,444              64,376
Ceded .............             (71,504)            (56,630)            (69,965)
                              ---------            --------            --------
Net ...............           $  85,002            $ 78,731            $ 87,908
                              =========            ========            ========

         The following table summarizes written premium:

                                            Year Ended December 31,
                              --------------------------------------------------
                                 1997                 1996               1995
                              ---------            --------            --------
                                                (In thousands)
Direct ............           $ 119,597            $ 92,261            $ 87,542
Assumed ...........              51,652              50,263              61,365
Ceded .............             (80,369)            (58,356)            (67,639)
                              ---------            --------            --------
Net ...............           $  90,880            $ 84,168            $ 81,268
                              =========            ========            ========


         Ceded losses and loss adjustment expenses incurred were $57,340,000, $61,964,000 and $43,551,000 in 1997, 1996, and 1995, respectively.

         A contingent liability exists with respect to reinsurance ceded, since the Insurance Companies would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements with the Insurance Companies.

         At December 31, 1997, the Company had reinsurance receivables from the following four reinsurers which were in excess of 5% of the Insurance Companies' statutory surplus: Underwriters at Lloyds, $17,740,000; SCOR Reinsurance Company, $10,177,000; Chiyoda Fire and Marine Insurance, $7,652,000; Government Insurance Office of New South Wales, $6,856,000.

         The Company's reinsurance security committee continually monitors the financial strength of its reinsurers and the related reinsurance receivables. An allowance is established to the extent that it is determined that the ultimate amount collectible is less than the amount recorded as a receivable. At December 31, 1997 and 1996, there was an allowance for uncollectible reinsurance of $800,000. The expense recorded for uncollectible reinsurance was $286,000, $0 and $688,000 for 1997, 1996 and 1995, respectively.

NOTE 8. FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

                                             DECEMBER 31, 1997            DECEMBER 31, 1996
                                          -----------------------      ------------------------
                                          CARRYING         FAIR        CARRYING         FAIR
                                          AMOUNT           VALUE        AMOUNT          VALUE
                                          --------       --------      ---------       --------
                                                              (In thousands)
Financial assets:
    Fixed maturities .............        $226,834       $226,834       $215,072       $215,072
    Equity securities ............           6,132          6,132         10,281         10,281
    Short-term investments .......          22,579         22,579         11,826         11,826
    Commissions receivable .......           6,434          6,232          6,782          6,491
Financial liabilities:
     Loans payable to banks ......          20,000         20,000         17,000         17,000

         The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

     The fair values of fixed maturity and equity securities are based on quoted market prices at the reporting date for those or similar investments. Short-term investments are carried at cost, which approximates fair value. The carrying amounts of premium receivables approximate fair value because of the short maturity of those instruments.

     Included within commissions receivable are contingent commissions receivable which are billed by the Somerset Companies to participants of the insurance pools two calendar years subsequent to a given underwriting year and, as a result, fair value is less than carrying value. Fair value of contingent commissions receivable is estimated based on the present value of anticipated cash flows based on interest rates of debt instruments with similar maturities.

     The fair value of the Company's loans payable to banks approximates carrying value since the interest rate charged is computed using market rates.

NOTE 9. STOCK OPTION PLANS

     The Company has an Incentive Stock Option Plan and a Non Qualified Stock Option Plan which allow for the grant to key employees of the Company, its subsidiaries and affiliates, options to purchase an aggregate of 900,000 shares of its common stock.

     All options are granted at exercise prices no less than 90% of the fair market value of the common stock on the date of the grant. No amounts are charged to expense upon the granting of options under the plans. Options vest equally over a four year period and have a maximum term of ten years.

     Stock options outstanding at December 31, 1997, 1996 and 1995 were as follows:

                                     1997                           1996                          1995
                             ------------------------      ------------------------    -------------------------
                                              AVERAGE                      AVERAGE                       AVERAGE
                              NO. OF         EXERCISE      NO. OF         EXERCISE       NO. OF         EXERCISE
                              SHARES           PRICE       SHARES           PRICE        SHARES           PRICE
                             --------        ---------     -------        ---------     -------        ---------
Options outstanding at
  beginning of year ..        624,001        $   18.73     783,800        $   18.68     703,625        $   21.13
Granted ..............         25,000        $   17.00          --            --        222,300        $   14.75
Exercised ............       (126,325)       $   12.67     (65,499)       $   13.54     (21,000)       $   16.17
Canceled .............        (44,751)       $   28.12     (94,300)       $   22.15    (121,125)       $   26.16
                             --------                      -------                      -------
Options outstanding at
  end of year ........        477,925        $   19.37     624,001        $   18.73     783,800        $   18.68
                             ========                      =======                      =======
Number of shares
  exercisable ........        365,650        $   20.75     402,126        $   20.12     391,400        $   19.01

     The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights at prices of no less than 90% of the fair market value of the common stock. The Company granted 25,500, 166,000 and 111,500 stock appreciation rights in 1997, 1996 and 1995, respectively. The amounts charged to expense in 1997, 1996 and 1995 were $147,000, $46,000 and $0, respectively.

     The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. Accordingly, no compensation cost has been recognized for stock options.

Had compensation cost for the Company's stock options been determined consistent with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and income per share would have been reduced to the pro forma amounts indicated in the following table:

                                                                            1997                  1996            1995
                                                                            ----                  ----            ----
Net income                                         As Reported            $12,546              $16,752          $12,582
                                                     Pro Forma            $12,295              $16,529          $12,359

Basic income per share                             As Reported            $  1.51              $  2.04          $  1.54
                                                     Pro Forma            $  1.48              $  2.02          $  1.51

Diluted income per share                           As Reported            $  1.50              $  2.02          $  1.53
                                                     Pro Forma            $  1.47              $  1.99          $  1.50

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted: no dividend yield; expected volatility of 31.8% and 35.3% in 1997 and 1995, respectively; risk free interest rate of 6.0% for 1997 and 1995; and expected life of 6 years for 1997 and 5.75 years for 1995. The weighted average fair value of options granted was $6.30 and $7.99 in 1997 and 1995, respectively.

The following table summarizes information about options outstanding at December 31, 1997:

                      OUTSTANDING        AVERAGE REMAINING             AVERAGE            EXERCISABLE           AVERAGE
PRICE RANGE              SHARES            CONTRACT LIFE           EXERCISE PRICE            SHARES         EXERCISE PRICE
-----------              ------            -------------           --------------            ------         --------------
    $12-15              251,675                7.1                     $14.21               158,150              $14.07
     16-19               99,250                4.5                      17.68                80,500               17.84
     28-34              127,000                5.2                      30.91               127,000               30.91


NOTE 10.  EMPLOYEE BENEFITS

     The Company sponsors a defined contribution plan covering substantially all employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of the second year and are therefore fully vested after six years of service. Plan expense, included within operating expenses, amounted to $686,000, $839,000 and $991,000 in 1997, 1996 and 1995, respectively.

     The Company established a 401(k) Plan effective January 1, 1995 for all eligible employees. Each eligible employee can contribute up to 8% of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

NOTE 11.   DIVIDENDS FROM SUBSIDIARIES AND STATUTORY FINANCIAL INFORMATION

     Navigators may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York Insurance Law. The maximum amount available for the payment of dividends by Navigators during 1998 without prior regulatory approval is $10,996,000. Navigators paid no dividends to the Company in 1997, 1996 or 1995.

     Navigators UK Branch was capitalized at $10 million in October 1997 and is required to maintain certain capital requirements under UK regulations.

     The Insurance Companies' statutory net income as filed with the regulatory authorities for 1997, 1996 and 1995 was $15,714,000, $13,308,000 and $8,524,000,
respectively. The statutory surplus as filed with the regulatory authorities was $109,957,000 and $96,075,000 at December 31, 1997 and 1996, respectively.

     The Insurance Companies, domiciled in New York State, prepare and file their statutory financial statements in accordance with accounting practices prescribed or permitted by the New York State Insurance Department. Prescribed statutory accounting practices ("SAP") include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Insurance Companies do not apply any permitted accounting practices.

     The significant differences between SAP and generally accepted accounting principles (GAAP) are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are held in an available-for-sale account and reported at fair value, with unrealized gains and losses recognized as a separate component of stockholder's equity; (3) federal income taxes are recorded when payable while under GAAP deferred taxes are provided to reflect temporary differences between the carrying values and tax bases of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts;
(5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

              As part of its general regulatory oversight process, the New York State Insurance Department (the "Department") conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies were examined by the Department for the years 1991 through 1995. Based upon discussions with the Department, the Company does not expect any material adjustments to its previously filed statutory financial statements.

NOTE 12.  LEASES

     Future minimum annual rental commitments at December 31, 1997, under various noncancellable operating leases for the Company's office facilities, which expire at various dates through July 31, 2003, are as follows:

                                                              (In thousands)
           YEAR ENDED DECEMBER 31,

                 1998 ................................            $1,424
                 1999 ................................             1,339
                 2000 ................................               769
                 2001 ................................               378
                 2002 and after ......................               291
                                                                  ------
                 Total ...............................            $4,201
                                                                  ======

     The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,522,000, $1,577,000, and $1,437,000, respectively.

NOTE 13.  EARNINGS PER COMMON SHARE

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 1997, 1996 and 1995:


                                                                                        1997
                                                              ---------------------------------------------------------
                                                                                        Average
                                                                                         Shares                 Income
                                                                Income                Outstanding             Per Share
                                                              -----------             -----------             ---------
Basic EPS:
    Income available to common stockholders                   $12,546,000               8,296,429              $1.51
Effect of Dilutive Securities:
   Stock options                                                                           88,091
Diluted EPS:
   Income available to common stockholders                    $12,546,000               8,384,520              $1.50


                                                                                        1996
                                                              ---------------------------------------------------------
                                                                                        Average
                                                                                         Shares                 Income
                                                                Income                Outstanding             Per Share
                                                              -----------             -----------             ---------
Basic EPS:
    Income available to common stockholders                   $16,752,000              8,196,994                $2.04
Effect of Dilutive Securities:
   Stock options                                                                          88,964
Diluted EPS:
   Income available to common stockholders                    $16,752,000              8,285,958                $2.02


                                                                                        1995
                                                              ---------------------------------------------------------
                                                                                        Average
                                                                                        Shares                  Income
                                                                Income                Outstanding             Per Share
                                                              -----------             -----------             ---------
Basic EPS:
    Income available to common stockholders                   $12,582,000              8,154,214                $1.54
Effect of Dilutive Securities:
   Stock options                                                                          58,721
Diluted EPS:
   Income available to common stockholders                    $12,582,000              8,212,935                $1.53

     Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented these outstanding options consisted of the following: during 1997, 173,125 shares at an average price of $27.65 expiring in years 2000 to 2003; during 1996, 164,250 shares at an average price of $30.98 expiring in years 2001 to 2003; and during 1995, 201,750 shares at an average price of $30.71 expiring in years 2001 to 2003.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations for the quarterly periods during 1997 and 1996 were as follows. Due to changes in the number of shares outstanding and to rounding, quarterly per share amounts may not add to the total for the year.

                                                        THREE MONTH PERIOD ENDED
                                           --------------------------------------------------
                                           MARCH 31,    JUNE 30,      SEPT. 30,       DEC. 31,
                                             1997        1997           1997           1997
                                             ----        ----           ----           ----
                                               (In thousands, except net income per share)

Total revenues .....................       $23,937       $28,122       $28,085       $28,074

Income before income tax ...........       $ 4,313       $ 4,336       $ 4,782       $ 3,753
Net income .........................       $ 3,235       $ 3,156       $ 3,463       $ 2,692

Per share data:
Net income per share - Basic .......       $  0.39       $  0.38       $  0.42       $  0.32
Net income per share - Diluted .....       $  0.39       $  0.38       $  0.41       $  0.32


                                                       THREE MONTH PERIOD ENDED
                                           -------------------------------------------------
                                           MARCH 31,     JUNE 30,      SEPT. 30,     DEC. 31,
                                             1996         1996           1996         1996
                                              (In thousands, except net income per share)

Total revenues .....................       $25,197       $24,386       $25,794       $27,411

Income before income tax ...........       $ 5,436       $ 5,121       $ 6,321       $ 3,996
Net income .........................       $ 4,212       $ 3,797       $ 5,252       $ 3,491

Per share data:
Net income per share - Basic ......        $  0.52       $  0.46       $  0.64       $  0.42
Net income per share - Diluted ....        $  0.51       $  0.46       $  0.63       $  0.42


NOTE 15.  SUBSEQUENT EVENT

      In January 1998, the Company purchased 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited. The purchase price consists of initial cash payments plus future performance contingent consideration. The total purchase price is not material to the Company's total assets.

                                                                      SCHEDULE I

                     THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
          SUMMARY OF CONSOLIDATED INVESTMENTS -- OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                December 31, 1997


                                                                   Amount at which
                                                                    shown in the
                                      Amortized                     consolidated
Type of Investment                  Cost or Cost     Fair value     balance sheet
------------------                  ------------     ----------     -------------
Fixed maturities:
  Bonds:
    United States Government,
      government agencies
      and authorities ..........       $  9,794       $ 10,117       $ 10,117
    States, municipalities
      and political subdivisions        126,154        132,474        132,474
    Mortgage and asset backed ..         70,166         71,613         71,613
    Corporate bonds ............         11,279         11,540         11,540
    Redeemable preferred stock .          1,025          1,090          1,090
                                       --------       --------       --------
         Total fixed maturities         218,418        226,834        226,834
                                       --------       --------       --------

Equity securities:
   Common stocks:
     Industrial, miscellaneous
       and all other ...........          4,557          6,132          6,132
                                       --------       --------       --------
Short-term investments .........         22,579           xxxx         22,579
                                       --------       --------       --------
Other investments ..............          1,776           xxxx          1,776
                                       --------       --------       --------
         Total investments .....       $247,330         $ xxxx       $257,321
                                       ========       ========       ========

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           THE NAVIGATORS GROUP, INC.

                                 BALANCE SHEETS
                                (Parent Company)
                        (In thousands, except share data)

                                                                   DECEMBER 31,
                                                           -------------------------
A S S E T S                                                   1997            1996
                                                           ---------        --------

Cash ...............................................       $      --        $    103
Investment in wholly owned subsidiaries,
   at equity .......................................         141,826         126,630
Short-term investments .............................              --             933
Other assets .......................................          10,163           6,529
                                                           ---------        --------
              Total assets .........................       $ 151,989        $134,195
                                                           =========        ========

L I A B I L I T I E S

Notes payable to banks .............................       $  20,000        $ 17,000
Accounts payable and other liabilities .............             747           1,653
                                                           ---------        --------
         Total liabilities .........................          20,747          18,653
                                                           ---------        --------

Commitments and contingencies ......................              --              --

S T O C K H O L D E R S '  E Q U I T Y

Preferred stock, $.10 par value, authorized
   1,000,000 shares, none issued ...................              --              --
 Common stock, $.10 par value, authorized
    10,000,000 shares, issued and outstanding
    8,368,167 in 1997 and 8,237,900 in 1996 ........             837             824
 Additional paid-in capital ........................          38,119          36,202
 Net unrealized gains on securities
    available-for-sale, net of tax .................           6,494           5,131
 Foreign currency translation adjustment, net of tax             (61)             78
Retained earnings ..................................          85,853          73,307
                                                           ---------        --------
         Total stockholders' equity ................         131,242         115,542
                                                           ---------        --------

         Total liabilities and stockholders' equity        $ 151,989        $134,195
                                                           =========        ========

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                              STATEMENTS OF INCOME
                                (Parent Company)
                                 (In thousands)

                                                      YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                               1997            1996            1995
                                             --------        --------        --------
Revenues:
  Net investment income ..............       $     22        $     14        $    159
  Net realized capital loss ..........           (320)             --              --
  Dividends received from wholly owned
    subsidiaries .....................             --           4,819           2,924
Other Income .........................            727             513              --
Operating expenses and income taxes ..         (1,768)         (2,935)         (3,393)
                                             --------        --------        --------

Income (loss) before equity in
  undistributed net income
  of wholly owned subsidiaries .......         (1,339)          2,411            (310)

 Equity in undistributed net income
   of wholly owned subsidiaries ......         13,885          12,953          12,892
Equity in undistributed net
  income of affiliated company .......             --           1,388              --
                                             --------        --------        --------
Net income ...........................       $ 12,546        $ 16,752        $ 12,582
                                             ========        ========        ========

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                (Parent Company)
                                 (In thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                               1997            1996            1995
                                                             --------        --------        --------
Operating activities:
  Net income .........................................       $ 12,546        $ 16,752        $ 12,582

  Adjustments to reconcile net income
    to net cash provided by (used in ) operations:
    Equity in undistributed net income of wholly
      owned subsidiaries .............................        (13,885)        (12,953)        (12,892)
    Other ............................................         (4,628)         (3,408)          5,701
                                                             --------        --------        --------
  Net cash provided by (used in) operating activities          (5,967)            391           5,391
                                                             --------        --------        --------

Investing activities:
  Investment in affiliate ............................             --             820              --
  Net (increase) decrease in short-term
   investments .......................................            933            (933)          1,631
                                                             --------        --------        --------
  Net cash provided by (used in) investing activities             933            (113)          1,631
                                                             --------        --------        --------
Financing activities:
  Proceeds from bank .................................          3,000              --           2,000
loan
  Repayment of bank loan .............................             --          (2,500)         (8,000)

   Proceeds from exercise of stock options ...........          1,931             887             340
                                                             --------        --------        --------
   Net cash provided by (used in) financing activities          4,931          (1,613)         (5,660)
                                                             --------        --------        --------
Increase (decrease) in cash ..........................           (103)         (1,335)          1,362
Cash Beginning of Period .............................            103           1,438              76
                                                             --------        --------        --------
Cash End of Period ...................................       $      0        $    103        $  1,438
                                                             ========        ========        ========

                                                                    SCHEDULE III

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)

                                                      Reserve
                                         Deferred    for losses                    Other policy
                                         policy       and loss                      claims and         Net            Net
                                      acquisition    adjustment      Unearned        benefits        earned        investment
              Period                      costs       expenses       Premiums        payable         premium       income(1)
              ------                  -----------    ---------       --------        -------         -------       ---------
Year ended December 31, 1997
  Property-Casualty ..............       $5,403       $278,432        $48,659       $    --          $85,002         $13,776

Year ended December 31, 1996
  Property-Casualty ..............       $3,658       $269,601        $33,917       $    --          $78,731         $12,514

Year ended December 31, 1995
  Property-Casualty ..............       $2,523       $273,854        $26,754       $    --          $87,908         $12,361


                                        Losses     Amortization
                                       and loss     of deferred
                                      adjustment      policy         Other           Net
                                       expenses     acquisition    operating       written
              Period                   incurred       costs(2)     expenses(1)     premium
              ------                   --------    -------------   ----------      -------
Year ended December 31, 1997
  Property-Casualty ..............     $52,620        $24,565       $4,073        $90,880

Year ended December 31, 1996
  Property-Casualty ..............     $48,977        $22,793       $2,507        $84,168

Year ended December 31, 1995
  Property-Casualty ..............     $61,053        $26,513       $2,670        $81,268




(1) Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.

(2) Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated upon consolidation.

                                                                     SCHEDULE IV

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE

                                 Written Premium
                             (Dollars in thousands)


                                                        Ceded to          Assumed                          Percentage
                                           Direct       other             from other            Net         of amount
                                           Amount       companies         companies           Amount     assumed to net
                                           ------       ---------         ---------           ------     --------------
Year ended December 31, 1997
   Property-Casualty ..............       $119,597      $80,369            $51,652           $90,880          57%
                                          --------      -------            -------           -------          ---
Year ended December 31, 1996
   Property-Casualty ..............      $  92,261      $58,356            $50,263           $84,168          60%
                                          --------      -------            -------           -------          ---
Year ended December 31, 1995
   Property-Casualty ..............      $  87,542      $67,639            $61,365           $81,268          76%
                                          --------      -------            -------           -------          ---

                                                                      SCHEDULE V

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)



      Col. A                  Col. B                          Col. C                       Col. D        Col. E
                                                             Additions
                                              --------------------------------------
                            Balance at                                                                 Balance at
                            January 1,          Charged to             Charged to         Deductions    December 31,
  Description                  1997           Costs and Expenses      Other Accounts       Describe       1997
  -----------                  ----           ------------------      --------------       --------       ----
Allowance for
uncollectible
reinsurance                    $800                $   --                   $ --             $ --       $  800
                               ----                ------                   ----             ----       ------
Valuation allowance in
deferred taxes
                               $ --                $1,108                   $ --             $ --       $1,108
                               ----                ------                   ----             ----       ------

                                                                     SCHEDULE VI

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

   SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (In thousands)



                                                   Reserve
                                   Deferred      for losses
Affiliations                        policy        and loss      Discount,                    Net         Net
    with                         acquisition     adjustment      if any,      Unearned      earned       investment
 Registrant                          costs        expenses      deducted       premium      premium      income(1)
                                    ------        --------      -------        -------      -------       -------


Consolidated subsidiaries
-------------------------

Year ended December 31, 1997        $5,403        $278,432      $    --        $48,659      $85,002       $13,776
                                    ------        --------      -------        -------      -------       -------

Year ended December 31, 1996        $3,658        $269,601      $    --        $33,917      $78,731       $12,514
                                    ------        --------      -------        -------      -------       -------

Year ended December 31, 1995        $2,523        $273,854      $    --        $26,754      $87,908       $12,361
                                    ------        --------      -------        -------      -------       -------


                                   Losses and loss adjustment     Amortization
                                  expenses incurred related to    of deferred
Affiliations                      ----------------------------      policy         Other         Net
    with                            Current        Prior          acquisition    operating      written
 Registrant                          year          years            costs(2)     expenses(1)    premium
                                    -------       -------           -------        ------       -------


Consolidated subsidiaries
-------------------------

Year ended December 31, 1997        $53,654       $(1,034)          $24,565        $4,073       $90,880
                                    -------       -------           -------        ------       -------

Year ended December 31, 1996        $51,429       $(2,452)          $22,793        $2,507       $84,168
                                    -------       -------           -------        ------       -------

Year ended December 31, 1995        $54,030       $ 7,023           $26,513        $2,670       $81,268
                                    -------       -------           -------        ------       -------



(1) Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.


(2) Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated upon consolidation.

                                INDEX TO EXHIBITS


EXHIBIT NO.               DESCRIPTION OF EXHIBIT

           3-1            Restated Certificate of Incorporation                                 (a)
           3-2            By-laws, as amended                                                   (a)
          10-1            Management Agreement between Navigators Insurance Company and
                          Somerset Marine, Inc.                                                 (a)
          10-2            Agreement between The Navigators Group, Inc. and Somerset Marine,
                          Inc.                                                                  (a)
          10-3            Stock Option Plan                                                     (a)(b)
          10-4            Non-Qualified Stock Option Plan                                       (b)
          10-5            Employment Agreement with Terence N. Deeks                            (c)
          10-6            Employment Agreement with W. Allen Barnett                            (c)
          10-7            Letter Agreement with Michael J. Abdallah                             (d)
          10-8            Consulting Agreement between The Navigators Group, Inc. and Robert
                          F. Wright Associates, Inc.                                            (c)
          10-9            Amended and Restated Credit Agreement dated as of November 26,
                          1996, among The Navigators Group, Inc., as Borrower, Brown Brothers
                          Harriman & Co., NBD Bank, First Union National Bank of North
                          Carolina, as Lenders, First National Bank of Chicago, as Issuing
                          Bank, and Brown Brothers Harriman & Co., as Agent.                    (d)
           10-10          Agreement with Bradley D. Wiley
           10-11          First Amendment dated April 9, 1997 to the Amended and Restated
                          Credit Agreement dated November 26, 1996
           10-12          Second Amendment dated December 11, 1997 to Amended and
                          Restated Credit Agreement dated November 26, 1996
           10-13          Consulting Agreement between The Navigators Group, Inc. and William
                          D. Warren
          11-1            Statement re Computation of Per Share Earnings
          21-1            Subsidiaries of Registrant
          23-1            Consent of Independent Auditor
          27-1            Financial Data Schedule
          28-1            Information from reports furnished to state insurance regulatory
                          authorities                                                           (e)

---------------

(a) Previously filed under Commission file No. 33-5667 as part of Form S-1, incorporated herein by reference thereto.

(b) Management contracts of compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K, previously filed as indicated and incorporated herein by reference.

(c)(d) Previously filed with the Company's Form 10-K for the year ended December 31, 1994 (c) and 1996 (d), incorporated herein by reference thereto.

(e)     Submitted in paper format under cover of Form SE.