Form 10-Q
period 1998-03-31
NAVIGATORS GROUP INC
filed 1998-05-15
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended      March 31, 1998
                               -------------------------------------------------

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

On May 6, 1998 there were 8,418,426 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION:

    Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997 ................              3

    Consolidated Statements of Income
         Three Months Ended March 31, 1998 and 1997 ..........              4

    Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997 ..........              5

    Notes to Interim Consolidated Financial Statements .......              6

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................              8

Part II.  OTHER INFORMATION ..................................             14

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                               March 31, 1998   Dec. 31, 1997
                                                               --------------   -------------
                                                                (Unaudited)
                                          ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1998, $214,048; 1997, $218,418) ..........   $ 221,382       $ 226,834
  Equity securities, available-for-sale, at fair value
    (cost: 1998, $4,761; 1997, $4,557) ........................       7,151           6,132
  Short-term investments, at cost which approximates fair
    value .....................................................      23,571          22,579
  Cash ........................................................         862           1,251
  Other investments ...........................................       2,959           1,776
                                                                  ---------       ---------
      Total investments and cash ..............................     255,925         258,572
                                                                  ---------       ---------

Premiums in course of collection ..............................      51,829          45,847
Commissions receivable ........................................      10,016           6,434
Accrued investment income .....................................       3,187           3,121
Prepaid reinsurance premiums ..................................      23,455          20,405
Reinsurance receivable on paid and unpaid losses and
  loss adjustment expenses ....................................     145,299         147,104
Federal income tax recoverable ................................          --             164
Net deferred Federal and foreign income tax benefit ...........       7,895           7,994
Deferred policy acquisition costs .............................       5,419           5,403
Other assets ..................................................       8,939           6,163
                                                                  ---------       ---------
      Total assets ............................................   $ 511,964       $ 501,207
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ............   $ 277,075       $ 278,432
  Unearned premium ............................................      50,338          48,659
  Reinsurance balances payable ................................      17,607          16,539
  Notes payable to banks ......................................      20,334          20,000
  Federal and foreign income tax payable ......................         713              --
  Deferred state and local income tax .........................         989           1,184
  Note payable to stockholder .................................         942             942
  Accounts payable and other liabilities ......................       8,892           4,209
                                                                  ---------       ---------
      Total liabilities .......................................     376,890         369,965
                                                                  ---------       ---------

Commitments and contingencies .................................

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000
    shares, none issued .......................................          --              --
  Common stock, $.10 par value, authorized 10,000,000
    shares, issued and outstanding 8,402,801 in 1998 and
    8,368,167 in 1997 .........................................         840             837
  Additional paid-in capital ..................................      38,673          38,119
  Accumulated other comprehensive income.......................       6,318           6,433
  Retained earnings ...........................................      89,243          85,853
                                                                  ---------       ---------
      Total stockholders' equity ..............................     135,074         131,242
                                                                  ---------       ---------
      Total liabilities and stockholders' equity ..............   $ 511,964       $ 501,207
                                                                  =========       =========

          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    ---------------------
                                                                    1998            1997
                                                                    ----            ----
                                                                         (Unaudited)
Revenues:
  Net earned premium ..........................................   $  17,890    $  18,406
  Commission income ...........................................       1,224        1,595
  Net investment income .......................................       3,918        3,371
  Net realized capital gains ..................................         715          212
  Other income ................................................         280          353
                                                                  ---------    ---------
      Total revenues ..........................................      24,027       23,937
                                                                  ---------    ---------

Operating expenses:
  Net losses and loss adjustment expenses incurred ............      10,415       10,846
  Commission expense ..........................................       3,050        3,140
  Other operating expenses ....................................       5,681        5,351
  Interest expense ............................................         364          287
                                                                  ---------    ---------
      Total operating expenses ................................      19,510       19,624
                                                                  ---------    ---------
Income before income tax ......................................       4,517        4,313

Income tax expense (benefit):
    Current ...................................................       1,138          562
    Deferred ..................................................         (11)         516
                                                                  ---------    ---------
      Total income tax expense ................................       1,127        1,078
                                                                  ---------    ---------

Net income ....................................................   $   3,390    $   3,235
                                                                  =========    =========

Net income per common share:
  Basic .......................................................   $    0.40    $    0.39
  Diluted .....................................................   $    0.40    $    0.39

Average common shares outstanding:
  Basic .......................................................       8,385        8,261
  Diluted .....................................................       8,435        8,312

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Three Months Ended
                                                                        March  31,
                                                                    -------------------
                                                                       1998        1997
                                                                       ----        ----
                                                                         (Unaudited)
Operating activities:
    Net income ................................................   $   3,390    $   3,235
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation & amortization .............................         258           98
      Reinsurance receivable on paid and unpaid
        losses and loss adjustment expenses ...................       1,805       11,056
      Reserve for losses and loss adjustment
       expenses ...............................................      (1,357)     (10,763)
      Prepaid reinsurance premiums ............................      (3,050)         172
      Unearned premium ........................................       1,679         (197)
      Premiums in course of collection ........................      (5,982)       2,446
      Commissions receivable ..................................          78         (508)
      Deferred policy acquisition costs .......................         (16)        (209)
      Accrued investment income ...............................         (27)        (286)
      Reinsurance balances payable ............................       1,068         (234)
      Federal income tax ......................................         851          349
      Net deferred Federal and foreign income tax .............         198          340
      Net realized capital (gains) ............................        (715)        (212)
      Other ...................................................      (1,344)        (617)
                                                                  ---------    ---------
        Net cash provided by (used in) operating activities ...      (3,164)       4,670
                                                                  ---------    ---------

 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities ..............................      12,525        2,857
      Sales ...................................................      12,144        2,368
      Purchases ...............................................     (19,958)      (9,328)
    Equity securities, available-for-sale
      Sales ...................................................       1,023          729
      Purchases ...............................................          --       (1,235)
    Payable for securities purchased ..........................         836       (1,959)
    Net sales (purchases) of short-term investments ...........        (992)       1,809
    Payment for purchase of MTC, net of cash acquired .........      (2,975)          --
    Purchase of property and equipment ........................        (385)        (212)
                                                                  ---------    ---------
      Net cash provided by (used in) investing activities .....       2,218       (4,971)
                                                                  ---------    ---------

Financing activities:
    Proceeds from exercise of stock options ...................         557          497
                                                                  ---------    ---------
      Net cash provided by financing activities ...............         557          497
                                                                  ---------    ---------

Increase (decrease) in cash ...................................        (389)         196
Cash at beginning of year .....................................       1,251        1,460
                                                                  ---------    ---------
Cash at end of period .........................................   $     862    $   1,656
                                                                  =========    =========

          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements


(1) Accounting Policies

    The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes hereto contained in the Company's Form 10-K for the year ended December 31, 1997. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

(2) Reinsurance Ceded

    The Company's ceded earned premiums were $17,077,000 and $17,014,000 and ceded losses were $14,466,000 and $11,879,000 for the three months ended March 31, 1998 and 1997, respectively.

(3) Net Income Per Share

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

(4) Comprehensive Income

    The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

    The following table summarizes comprehensive income for the three months ended March 31, 1998 and 1997:

                                                                         March 31,
                                                                      ---------------
                                                                      1998       1997
                                                                      ----       ----
                                                                       In thousands
Net income ......................................................   $ 3,390    $ 3,235
Other comprehensive income, net of tax:
  Net unrealized gains (losses) on securities available for sale:
      Unrealized holding gain (loss) arising during period
      (net of income tax expense (benefit) of $157 for
      1998 and $(844) for 1997) .................................       292     (1,637)
          Less: reclassification adjustment for gains
          included in net income (net of income tax expense
          of $250 for 1998 and $72 for 1997) ....................       465        140
     Foreign currency translation adjustment, net of tax ........        58        (71)
                                                                    -------    -------
              Other comprehensive income ........................      (115)    (1,848)
                                                                    -------    -------

                   Comprehensive income .........................   $ 3,275    $ 1,387
                                                                    =======    =======

The following table summarizes the componants of accumulated other comprehensive income:

                                                                   March 31,    December 31,
                                                                   ---------    ------------
                                                                     1998          1997
                                                                     ----          ----
                                                                       (In thousands)
Net unrealized gains on securities available-for-sale
   (net of tax of $3,463 in 1998 and $3,497 in 1997)........        $6,321        $6,494
Foreign currency translation adjustment, net of tax.........            (3)          (61)
                                                                    ------        ------
Accumulated other comprehensive income......................        $6,318        $6,433
                                                                    ======        ======


(5) Future Application of Accounting Standards

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

(6) Acquisition of Mander, Thomas & Cooper (Underwriting Agencies) Limited

    In January 1998, the Company purchased 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited. The purchase price consists of initial cash payments plus future performance contingent consideration. The purchase was funded through a bank loan and working capital. The total purchase price was not material to the Company's total assets. The acquisition has been recorded under the purchase method of accounting. Goodwill amounted to $3,992,000 and is being amortized over 20 years. Additional goodwill may be recorded in future years when the amount of the future performance contingencies are determinable.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

General

      The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its fifteen wholly owned subsidiaries, are prepared on the basis of generally accepted accounting principles. Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated.

      The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation, onshore energy, engineering and construction insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of Navigators Insurance's net premium. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

      Navigators Corporate Underwriters Limited ("NCUL"), a subsidiary formed in the fourth quarter of 1996, is admitted to do business at Lloyd's of London as a corporate member with limited liability.

      Seven of the Company's subsidiaries are underwriting management companies:
Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset of Georgia, Inc., Somerset Marine (UK) Limited ("Somerset UK") and Somerset Asia Pacific Pty Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and six unaffiliated insurance companies.

      The Somerset Companies specialize principally in producing marine, aviation, onshore energy, engineering and construction insurance premium. They underwrite marine business for a syndicate of insurance companies with Navigators Insurance having a 60% participation in the syndicate for 1998. The Somerset Companies derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from their parent company, Navigators Insurance, NIC and the unaffiliated insurers. Commissions are earned both from a fixed percentage of premiums and from underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

      Somerset Asia was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrates on producing marine, onshore energy, engineering and construction insurance premium primarily in Indonesia, Thailand, Malaysia, Taiwan, China and Vietnam. Somerset Asia began writing business in early 1997 and is supported by Somerset Services Pte Limited which provides loss prevention consultancy to Somerset Asia's assureds and producers. Somerset Services Pte Limited, a wholly owned subsidiary of Somerset Asia, was formed in September 1997 and is located in Singapore.

      Somerset UK, formed in the fourth quarter of 1996, concentrates on producing marine, aviation, onshore energy, engineering and construction insurance premium. Navigators Insurance was authorized to operate an United Kingdom ("UK") Branch on October 22, 1997. Somerset UK began producing business in the fourth quarter of 1997 for the UK Branch of Navigators Insurance ("UK Branch").

      Navigators Holdings (UK) Limited was formed on September 15, 1997 as a holding company for the Company's UK subsidiaries. The Company also owns Somerset Marine Aviation Property Managers, Inc., an inactive subsidiary.

      In January 1998, the Company acquired 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency, and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability.

      The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators participation in insurance pools managed by the Somerset Companies. The Insurance Companies are managed by Somerset Marine, Inc.

      Other investments include the Company's 8% interest in Riverside Underwriters Plc ("Riverside"), which through a wholly owned subsidiary is admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The investment in Riverside is recorded at cost.

Results of Operations

      The Company's 1998 and 1997 results of operations reflect intense market competition in the core marine and aviation lines.

      Revenues. Gross written premium for the first three months of 1998 increased by 4% to $36,644,000 from $35,223,000 for the first three months of 1997.

      The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                      Three Months Ended March 31,
                                    --------------------------------
                                        1998                1997
                                    ------------        ------------

                                           (Dollars in thousands)
Marine .....................   $ 14,335      39%   $  9,575      27%
Aviation ...................      5,286      14       9,738      28
Inland Marine ..............        353       1       4,506      13
Onshore Energy .............      2,764       8       3,144       9
Engineering and Construction      3,767      10          --      --
Lloyd's - Marine ...........      6,523      18          --      --
Specialty Reinsurance
  and Program Insurance ....      3,616      10       8,260      23
                               --------     ---    --------     ---

Gross Written Premium ......     36,644     100%     35,223     100%
                               --------     ===    --------     ===

Ceded Written Premium ......    (20,125)            (16,841)
                               --------            --------

Net Written Premium ........   $ 16,519            $ 18,382
                               ========            ========

    Marine Premium. Marine gross written premium (non-Lloyd's) increased 50% when comparing the first quarter of 1998 to the first quarter of 1997 primarily due to Navigators increasing its participation in the marine pool from 48% to 60% and the first full quarter of premium from the UK Branch.

    Aviation Premium. Aviation gross written premium decreased 46% from the first three months of 1997 to 1998 due to generally lower rates on aviation business and the recording of return premiums from rate adjustments on certain profitable large airline policies.

    Inland Marine Premium. As of June 1997, the Company no longer writes inland marine business.

    Onshore Energy Premium. In 1996, Navigators began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. The Onshore Energy premium decreased 12% from the first three months of 1997 to 1998.

    Engineering and Construction Premium. The Company began writing engineering and construction business in mid 1997. The business is produced by Somerset Asia and Somerset UK.

    Lloyd's Marine Premium. NCUL provided capacity to Lloyd's Syndicate 1221 managed by MTC and one other Lloyd's syndicate in 1998 and 1997, and Millennium provided capacity to Syndicate 1221 in 1998. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL and Millennium are wholly owned by the parent company.

    Specialty Reinsurance and Program Insurance Premium. Navigators Insurance's reinsurance business was produced and managed by one of the Company's subsidiaries. This reinsurance premium consisted primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. Navigators Insurance did not renew this business after 1995 except for a few treaties which were written through 1997. The program insurance, which began in 1995, was reduced during 1997 and currently consists of one managing general agent writing primarily general liability insurance for contractors.

    Ceded Premium. In the ordinary course of business, Navigators Insurance reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The increase in the ceded premium when comparing the first three months of 1997 to 1998 resulted from the engineering and construction business, which is heavily reinsured, and from the purchase of additional reinsurance to protect the marine business.

    Net Written Premium. Net written premium decreased 10% when comparing the first three months of 1997 to the first three months of 1998 primarily due to the decrease in the program and aviation premium and the Company's decision to no longer write inland marine and specialty reinsurance business, partially offset by the increase in the marine premium.

    Net Earned Premium. Net earned premium decreased 3% for the first three months of 1998 to $17,890,000 as compared to $18,406,000 for the first three months of 1997. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

    Commission Income. Commission income decreased 23% from $1,595,000 for the first quarter of 1997 to $1,224,000 for the first quarter of 1998. The decrease is primarily due to Navigators Insurance's increased participation in the marine pool which results in the Company receiving less commission income from the unaffiliated members of the pool.

    Net Investment Income. Net investment income increased 16% to $3,918,000 during the first three months of 1998 from $3,371,000 during the corresponding period in 1997. This increase was due primarily to the overall increase in invested assets and the decrease of the amount of municipal bonds in the portfolio.

    Net Realized Capital Gains. Pre-tax net income included $715,000 of realized capital gains for the first three months of 1998 compared to $212,000 for the same period last year. On an after tax basis, the realized capital gains were $0.06 per share in 1998 and $0.02 per share in 1997.

    Operating Expenses.

    Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 58.2% and 58.9% during the first three months of 1998 and 1997, respectively. This decrease was primarily due to better results in the company's program business and the decrease in inland marine and specialty reinsurance business written which generally had a greater loss ratio.

    Commission Expense. Commission expense as a percentage of net earned premium was 17.0% and 17.1% during the first three months of 1998 and 1997, respectively.

    Other Operating Expenses. Other operating expenses increased 6% to $5,681,000 during the first three months of 1998 from $5,351,000 during the corresponding period of 1997. This increase was primarily due to expenses incurred by Somerset UK, Somerset Asia and NCUL.

    Interest Expense. Interest expense increased 27% to $364,000 during the first three months of 1998 from $287,000 during the corresponding period of 1997. This increase is primarily due to an increase in the loan balance under the Company's Amended Credit Agreement (as defined below) from $17,000,000 at March 31, 1997 to $20,000,000 at March 31, 1998 and higher interest rates in the 1998 period.

    Income Taxes. The effective tax rate was 25.0% for each of the three months ended March 31, 1998 and 1997.

    Net Income. The Company had net income of $3,390,000 for the first quarter of 1998 compared to $3,235,000 for the same period last year. On a diluted per share basis, this represents net income per share of $0.40 and $0.39 for the 1998 and 1997 first quarters, respectively.

Liquidity and Capital Resources

    Cash flow from operations was $(3,164,000) and $4,670,000 for the first three months of 1998 and 1997, respectively. Invested assets and cash decreased to $255,925,000 at March 31, 1998 from $258,572,000 at December 31, 1997.

    The Company's credit agreement, as amended, currently provides for a $25 million revolving credit loan facility, which reduces each quarter by amounts ranging from $500,000 to $2,000,000 until it terminates on December 31, 2003, and a $30 million letter of credit facility. At March 31, 1998, $20 million in loans were outstanding under the revolving credit loan facility at an interest rate of 6.6% and letters of credit with an aggregate face amount of $29 million were issued under the letter of credit facility. The letters of credit are primarily utilized by NCUL as collateral to participate in two Lloyd's marine syndicates specializing in marine insurance. No letters of credit have been drawn upon.

    As of March 31, 1998, the Company's consolidated stockholders' equity was $135,074,000, an increase of 3% from $131,242,000 at December 31, 1997.


Year 2000 Compliance

        The Company is aware of the issues associated with Year 2000 issue in existing computer systems and is currently replacing its major computer systems with systems that are Year 2000 compliant and thereby will benefit from state-of-the-art integrated systems along with being Year 2000 compliant. The project is expected to be completed in 1998. If the project is not completed timely, the Year 2000 issue may have material impact on the operations of the Company. The costs directly related to the Year 2000 issue to date have been minimal. There can be no assurance that the systems of the other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's sytems.

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

         None.

Item 5. Other Information:

         None.

Item 6. Exhibits and Reports on Form 8-K:

         (a)   Exhibits:

         Exhibit No.   Description of Exhibit
         -----------   ----------------------
            27.1       Financial Data Schedule

         (b)   Reports on Form 8-K:
                 There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Navigators Group, Inc.
                                          --------------------------------------
                                                (Registrant)


Dated: May 15, 1998                       /s / Bradley D. Wiley
       ------------                       --------------------------------------
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