Form 10-Q
period 1998-06-30
NAVIGATORS GROUP INC
filed 1998-08-14
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended     June 30, 1998

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

                                 (212) 349-1600
              (Registrant's telephone number, including area code)


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

On August 10, 1998 there were 8,427,676 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
Part I.  FINANCIAL INFORMATION:
      Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997 ..........................................                  3

      Consolidated Statements of Income
              Three Months Ended June 30, 1998 and 1997 .....................................                 4
              Six Months Ended June 30, 1998 and 1997 .......................................                 5

      Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1998 and 1997 .......................................                 6

      Notes to Interim Consolidated Financial Statements ....................................                 7

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................................                10

Part II.  OTHER INFORMATION .................................................................                17

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   June 30, 1998     Dec. 31, 1997
                                                                                   -------------     -------------
                                                                                    (Unaudited)
                                     ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1998, $219,603; 1997, $218,418) ........................        $227,310          $226,834
  Equity securities, available-for-sale, at fair value (cost: 1998, $5,054;
    1997, $4,557) ...........................................................           6,539             6,132
  Short-term investments, at cost which approximates fair value .............          16,491            22,579
  Cash ......................................................................           4,151             1,251
  Other investments .........................................................           2,950             1,776
                                                                                     --------          --------
         Total investments and cash .........................................         257,441           258,572
                                                                                     --------          --------

Premiums in course of collection ............................................          50,241            45,847
Commissions receivable ......................................................           5,036             6,434
Accrued investment income ...................................................           2,988             3,121
Prepaid reinsurance premiums ................................................          22,491            20,405
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses         154,797           147,104
Federal income tax recoverable ..............................................             228               164
Net deferred Federal and foreign income tax benefit .........................           7,806             7,994
Deferred policy acquisition costs ...........................................           5,004             5,403
Other assets ................................................................           9,468             6,163
                                                                                     --------          --------

         Total assets .......................................................        $515,500          $501,207
                                                                                     ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for losses and loss adjustment expenses ..........................        $281,126          $278,432
  Unearned premium ..........................................................          50,125            48,659
  Reinsurance balances payable ..............................................          17,186            16,539
  Notes payable to banks ....................................................          22,834            20,000
  Net deferred state and local income tax ...................................             854             1,184
  Note payable to stockholder ...............................................             942               942
  Accounts payable and other liabilities ....................................           4,298             4,209
                                                                                     --------          --------
         Total liabilities ..................................................         377,365           369,965
                                                                                     --------          --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued .              --                --
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued and outstanding 8,418,426 in 1998 and 8,368,167 in 1997 ..........             842               837
  Additional paid-in capital ................................................          38,917            38,119
  Accumulated other comprehensive income ....................................           6,014             6,433
  Retained earnings .........................................................          92,362            85,853
                                                                                     --------          --------
         Total stockholders' equity .........................................         138,135           131,242
                                                                                     --------          --------
         Total liabilities and stockholders' equity .........................        $515,500          $501,207
                                                                                     ========          ========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)


                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                           1998            1997
                                                           ----            ----
                                                               (Unaudited)
Revenues:
  Net earned premium .............................        $16,532        $22,169
  Commission income ..............................          1,156          1,520
  Net investment income ..........................          3,752          3,556
  Net realized capital gains .....................            522            242
  Other income ...................................            337            635
                                                          -------        -------
         Total revenues ..........................         22,299         28,122
                                                          -------        -------

Operating expenses:
  Net losses and loss adjustment expenses incurred          8,948         13,412
  Commission expense .............................          3,045          3,926
  Other operating expenses .......................          5,747          6,131
  Interest expense ...............................            367            317
                                                          -------        -------
         Total operating expenses ................         18,107         23,786
                                                          -------        -------

Income before income tax .........................          4,192          4,336

Income tax expense:
    Current ......................................          1,038            868
    Deferred .....................................             35            312
                                                          -------        -------
         Total income tax expense ................          1,073          1,180
                                                          -------        -------

Net income .......................................        $ 3,119        $ 3,156
                                                          =======        =======


Net income per common share:
   Basic .........................................        $  0.37        $  0.38
   Diluted .......................................        $  0.37        $  0.38

Average common shares outstanding:
   Basic .........................................          8,411          8,284
   Diluted .......................................          8,450          8,328

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)


                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           1998            1997
                                                           ----            ----
                                                               (Unaudited)
Revenues:
  Net earned premium .............................        $34,422        $40,575
  Commission income ..............................          2,380          3,115
  Net investment income ..........................          7,670          6,927
  Net realized capital gains .....................          1,237            454
  Other income ...................................            617            988
                                                          -------        -------
         Total revenues ..........................         46,326         52,059
                                                          -------        -------

Operating expenses:
  Net losses and loss adjustment expenses incurred         19,363         24,258
  Commission expense .............................          6,095          7,066
  Other operating expenses .......................         11,428         11,482
  Interest expense ...............................            731            604
                                                          -------        -------
         Total operating expenses ................         37,617         43,410
                                                          -------        -------

Income before income tax .........................          8,709          8,649

Income tax expense:
    Current ......................................          2,176          1,430
    Deferred .....................................             24            828
                                                          -------        -------
         Total income tax expense ................          2,200          2,258
                                                          -------        -------

Net income .......................................        $ 6,509        $ 6,391
                                                          =======        =======


Net income per common share:
   Basic .........................................        $  0.78        $  0.77
   Diluted .......................................        $  0.77        $  0.77

Average common shares outstanding:
   Basic .........................................          8,398          8,273
   Diluted .......................................          8,446          8,328

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     1998             1997
                                                                     ----             ----
                                                                          (Unaudited)
Operating activities:
    Net income ............................................        $  6,509         $  6,391
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
      Depreciation & amortization .........................             439              220
      Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses ................          (7,693)           6,655
      Reserve for losses and loss adjustment expenses .....           2,695           (4,800)
      Prepaid reinsurance premiums ........................          (2,087)          (5,904)
      Unearned premium ....................................           1,465           11,039
      Premiums in course of collection ....................          (4,394)            (437)
      Commissions receivable ..............................           5,058             (908)
      Deferred policy acquisition costs ...................             400           (2,325)
      Accrued investment income ...........................             172              (44)
      Reinsurance balances payable ........................             647             (147)
      Federal and foreign income tax ......................             (90)            (240)
      Net deferred Federal and foreign income tax .........             474              448
      Net realized capital (gains) ........................          (1,237)            (454)
      Other ...............................................          (4,446)          (1,092)
                                                                   --------         --------
        Net cash provided by (used in) operating activities          (2,088)           8,402
                                                                   --------         --------

 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities ..........................          17,999            5,446
      Sales ...............................................          16,332           36,639
      Purchases ...........................................         (35,269)         (49,410)
    Equity securities, available-for-sale
      Sales ...............................................           2,216            5,756
      Purchases ...........................................          (1,061)          (3,849)
    Payable for securities purchased ......................             787             (889)
    Net sales (purchases) of short-term investments .......           6,087             (805)
    Payment for purchase of MTC, net of cash acquired .....          (5,245)              --
    Purchase of property and equipment ....................            (602)            (292)
                                                                   --------         --------
      Net cash provided by (used in) investing activities .           1,244           (7,404)
                                                                   --------         --------

Financing activities:
   Proceeds from bank loan ................................           2,500               --
    Proceeds from exercise of stock options ...............             754              497
                                                                   --------         --------
      Net cash provided by financing activities ...........           3,254              497
                                                                   --------         --------

Increase in cash ..........................................           2,410            1,495
Cash at beginning of year .................................           1,741            1,460
                                                                   --------         --------
Cash at end of period .....................................        $  4,151         $  2,955
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


(2)   Reinsurance Ceded
      The Company's ceded earned premiums were $19,446,000 and $17,146,000 for the three months ended June 30, 1998 and 1997, respectively, and $36,523,000 and $34,160,000 for the six months ended June 30, 1998 and 1997, respectively. The Company's ceded incurred losses were $26,007,000 and $7,971,000 for the three months ended June 30, 1998 and 1997, respectively, and were $40,473,000 and $19,850,000 for the six months ended June 30, 1998 and 1997, respectively.


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


(4)   Comprehensive Income
      The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Application of SFAS No. 130 will not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

      The following table summarizes comprehensive income for the three months ended June 30, 1998 and 1997:

                                                                                              June 30,
                                                                                         1998            1997
                                                                                         ----            ----
                                                                                           (In thousands)
      Net income ..............................................................        $ 3,119         $ 3,156
      Other comprehensive income, net of tax:
        Net unrealized gains (losses) on securities available for sale:
            Unrealized holding gain (loss) arising during period (net of income tax expense (benefit) of $(5) for 1998 and
            $819 for 1997) ....................................................             (6)          1,588
                Less: reclassification adjustment for gains included in
                net income (net of income tax expense of $183 for 1998
                and $82 for 1997) .............................................            339             160
        Foreign currency translation adjustment, net of tax ...................             41               6
                                                                                       -------         -------
                    Other comprehensive income ................................           (304)          1,434
                                                                                       -------         -------

                         Comprehensive income .................................        $ 2,815         $ 4,590
                                                                                       =======         =======


      The following table summarizes comprehensive income for the six months ended June 30, 1998 and 1997:

                                                                                              June 30,
                                                                                        1998             1997
                                                                                        ----             ----
                                                                                           (In thousands)
      Net income ..............................................................        $ 6,509         $ 6,391
      Other comprehensive income, net of tax:
        Net unrealized gains (losses) on securities available for sale:
            Unrealized holding gain (loss) arising during period (net of income tax expense (benefit) of $152 for 1998 and
            $(25) for 1997) ...................................................            286             (49)
                Less: reclassification adjustment for gains included in
                net income (net of income tax expense of $433 for 1998
              and $154 for 1997) ..............................................            804             300
        Foreign currency translation adjustment, net of tax ...................             99             (65)
                                                                                       -------         -------
                    Other comprehensive income ................................           (419)           (414)
                                                                                       -------         -------

                         Comprehensive income .................................        $ 6,090         $ 5,977
                                                                                       =======         =======

      The following table summarizes the components of accumulated other comprehensive income:

                                                                                     June 30,     December 31,
                                                                                      1998            1997
                                                                                      ----            ----
                                                                                          (In thousands)
         Net unrealized gains on securities available-for-sale (net of tax of
            $3,217 in 1998 and $3,497 in 1997) ..............................        $ 5,976        $ 6,494
         Foreign currency translation adjustment, net of tax ................             38            (61)
                                                                                     -------        -------
                   Accumulated other comprehensive income ...................        $ 6,014        $ 6,433
                                                                                     =======        =======

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

      In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments, ("SOP 97-3"). SOP 97-3, effective for fiscal years beginning after December 15, 1998, establishes standards for accounting for guaranty-fund and certain other insurance related assessments. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.


      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The adoption of this statement will have no effect on the Company's results of operations or financial condition.

(6) Acquisition of Mander, Thomas & Cooper (Underwriting Agencies) Limited In January 1998, the Company purchased 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited, a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited. The purchase price consists of initial cash payments plus future performance contingent consideration. The purchase was funded through a bank loan and working capital. The total purchase price was not material to the Company's total assets. The acquisition has been recorded under the purchase method of accounting. Goodwill of approximately $4,000,000 is being amortized over 20 years. Additional goodwill may be recorded in future years when the amount of the future performance contingencies are determinable.

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

         The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine, aviation, energy, engineering and construction insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of Navigators Insurance's net premium. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

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

         The Somerset Companies specialize principally in producing marine, aviation, energy, engineering and construction insurance premium. They underwrite marine business for a syndicate of insurance companies with Navigators Insurance having a 60% participation in the syndicate for 1998. The Somerset Companies derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from their parent company, Navigators Insurance, NIC and the unaffiliated insurers. Commissions are earned both from a fixed percentage of premiums and from underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

         Somerset Asia was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrates on producing marine, energy, engineering and construction insurance premium primarily in Indonesia, Thailand, Malaysia, Taiwan, China and Vietnam. Somerset Asia began writing business in early 1997 and is supported by Somerset Services Pte Limited which provides loss prevention consultancy to Somerset Asia's assureds and producers. Somerset Services Pte Limited, a wholly owned subsidiary of Somerset Asia, was formed in September 1997 and is located in Singapore.

         Somerset UK, formed in the fourth quarter of 1996, concentrates on producing marine, aviation, energy, engineering and construction insurance premium. Navigators Insurance was authorized to operate an United Kingdom ("UK") Branch on October 22, 1997. Somerset UK began producing business in the fourth quarter of 1997 for the UK Branch of Navigators Insurance ("UK Branch").

         Navigators Holdings (UK) Limited was formed on September 15, 1997 as a holding company for the Company's UK subsidiaries. The Company also owns Somerset Marine Aviation Property Managers, Inc., an inactive subsidiary.

         In January 1998, the Company acquired 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency, and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability. MTC manages Lloyd's Syndicate 1221.

         The Company's revenue primarily consists of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators participation in insurance pools managed by the Somerset Companies. The Insurance Companies are managed by Somerset Marine, Inc.

         Other investments include the Company's 8% interest in Riverside Underwriters Plc ("Riverside"), which through a wholly owned subsidiary is admitted to underwrite at Lloyd's of London as a corporate name with limited liability. The investment in Riverside is recorded at cost.

RESULTS OF OPERATIONS

         General. The Company's 1998 and 1997 results of operations reflect intense market competition in the core marine and aviation lines.

         Revenues. Gross written premium for the first six months of 1998 decreased by 16% to $72,409,000 from $85,774,000 for the first six months of 1997.

         The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                      Six Months Ended June 30,
                                              1998                                1997
                                              ----                                ----
                                                         (Dollars in thousands)
Marine .....................        $ 28,359               39%         $ 21,109              25%
Lloyd's - Marine ...........          12,473               17            16,910              20
Aviation ...................          12,684               17            17,200              20
Inland Marine ..............            (105)              --             7,392               9
Onshore Energy .............           6,206                9             4,317               5
Engineering and Construction           4,057                6             1,192               1
Specialty Reinsurance
  and Program Insurance ....           8,735               12            17,654              20
                                    --------         --------          --------        --------

Gross Written Premium ......          72,409              100%           85,774             100%
                                    --------         ========          --------        ========

Ceded Written Premium ......         (38,685)                           (40,065)
                                    --------                           --------

Net Written Premium ........        $ 33,724                           $ 45,709
                                    ========                           ========


         Marine Premium. Marine gross written premium (non-Lloyd's) increased 34% when comparing the first six months of 1998 to the first six months of 1997 primarily due to Navigators Insurance increasing its participation in the marine pool from 48% to 60% and the premium produced from the UK Branch.

         Lloyd's Marine Premium. The Lloyd's marine premium is generated as the result of capacity provided to Syndicate 1221 by NCUL and Millennium in 1998 and capacity provided to Syndicate 1221 and an unaffiliated syndicate by NCUL in 1997. The 26% decrease from 1997 to 1998 is due to increased rate competition and NCUL providing capacity to an unaffiliated syndicate in 1997. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL and Millennium are not owned by the Insurance Companies.

         Aviation Premium. Aviation gross written premium decreased 26% from the first six months of 1997 to 1998 due to generally lower rates on aviation business and the recording of return premiums from rate adjustments on certain profitable large airline policies.

         Inland Marine Premium. As of June 1997, the Company no longer writes inland marine business.

         Onshore Energy Premium. In 1996, Navigators began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. The Onshore Energy premium increased 44% from the first six months of 1997 to 1998.

         Engineering and Construction Premium. The Company began writing engineering and construction business in mid 1997. The business is produced by Somerset Asia and Somerset UK.

         Specialty Reinsurance and Program Insurance Premium. Navigators Insurance's reinsurance premium consisted primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. This business was not renewed after 1995 except for a few treaties which were written through 1997. The program insurance, which began in 1995, was reduced during 1997 and currently consists of one managing general agent writing primarily general liability insurance for contractors.

         Ceded Premium. In the ordinary course of business, Navigators Insurance reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus.

         Net Written Premium. Net written premium decreased 26% when comparing the first six months of 1997 to the first six months of 1998 primarily due to the additional use of reinsurance and the decrease in the aviation, program and inland marine premium.

         Net Earned Premium. Net earned premium decreased 15% for the first six months of 1998 to $34,422,000 as compared to $40,575,000 for the first six months of 1997. Net earned premium for the three months ended June 30, 1998 and 1997 was $16,532,000 and $22,169,000, respectively. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

         Commission Income. Commission income decreased 24% from $3,115,000 for the first six months of 1997 to $2,380,000 for the first six months of 1998 and also decreased 24% for the three months ended June 30, 1998 from the same period in 1997. The decrease is primarily due to Navigators Insurance's increased participation in the marine pool which results in the Company receiving less commission income from the unaffiliated members of the pool.

         Net Investment Income. Net investment income increased 11% to $7,670,000 during the first six months of 1998 from $6,927,000 during the corresponding period in 1997 and increased 6% to $3,752,000 during the three months ended June 30, 1998 from $3,556,000 during the corresponding period in 1997. These increases were due primarily to the overall increase in invested assets and the decrease of the amount of municipal bonds in the portfolio.

         Net Realized Capital Gains. Pre-tax net income included $1,237,000 of realized capital gains for the first six months of 1998 compared to $454,000 for the same period last year. On an after tax basis, the realized capital gains were $0.10 per share in 1998 and $0.04 per share in 1997. Pretax income for the three months ended June 30, 1998 and 1997 included realized capital gains of $522,000 and $242,000, respectively. On an after tax basis the realized capital gains represented $0.04 per share and $0.02 per share for the respective three month periods.

      Operating Expenses.

         Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 56.3% and 59.8% during the first six months of 1998 and 1997, respectively. This decrease was primarily due to a decrease in losses in the company's program, inland marine and specialty reinsurance business. These ratios were 54.1% and 60.5% for the three months ended June 30, 1998 and 1997, respectively.

         Commission Expense. Commission expense as a percentage of net earned premium was 17.7% and 17.4% during the first six months of 1998 and 1997, respectively, and 18.4% and 17.7% for the three months ended June 30, 1998 and 1997, respectively. These increases were primarily due to increased excess of loss reinsurance which lowers net premium with no corresponding ceding commission to offset the commission expense incurred on the gross written premium.

         Other Operating Expenses. Other operating expenses decreased to $11,428,000 during the first six months of 1998 from $11,482,000 during the corresponding period of 1997 and decreased 6% for the three months ended June 30, 1998 compared to the same period in 1997. These decreases were primarily due to the Company's exit from the inland marine business during 1997.

         Interest Expense. Interest expense increased 21% to $731,000 during the first six months of 1998 from $604,000 during the corresponding period of 1997. This increase is primarily due to an increase in the loan balance under the Company's Amended Credit Agreement (as defined below) from $17,000,000 at June 30, 1997 to $22,500,000 at June 30, 1998 and higher interest rates in the 1998 period.

         Income Taxes. The effective tax rates were 25.3% and 26.1% for the six months ended June 30, 1998 and 1997, respectively.

         Net Income. The Company had net income of $6,509,000 for the first six months of 1998 compared to $6,391,000 for the same period last year. On a diluted per share basis, this represents net income per share of $0.77 for both the first six months of 1998 and 1997. The Company had net income of $3,119,000 or $0.37 per share for the three months ended June 30, 1998 compared to net income of $3,156,000 or $0.38 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations was $(2,088,000) and $8,402,000 for the first six months of 1998 and 1997, respectively. The negative cash flow in 1998 primarily resulted from an increase in ceded paid losses not recovered at June 30, 1998. Invested assets and cash decreased slightly to $257,441,000 at June 30, 1998 from $258,572,000 at December 31, 1997.

         The Company's credit agreement, as amended, currently provides for a $25 million revolving loan facility, which reduces each quarter by amounts ranging from $500,000 to $2,000,000 until it terminates on December 31, 2003, and a $30 million letter of credit facility. At June 30, 1998, $22.5 million in loans were outstanding under the revolving loan facility at an interest rate of 6.63% and letters of credit with an aggregate face amount of $28.9 million were issued under the letter of credit facility. The letters of credit are primarily utilized by NCUL as collateral to participate in two Lloyd's syndicates specializing in marine insurance. No letters of credit have been drawn upon.

         As of June 30, 1998, the Company's consolidated stockholders' equity was $138,135,000, an increase of 5.3% from $131,242,000 at December 31, 1997.

YEAR 2000 COMPLIANCE

         The Year 2000 problem relates to existing computer programs that use the last two digits to refer to a year with the assumption that the first two digits are "19." If not corrected, certain computer applications could stop running or provide inaccurate results when the first two digits of the year should be "20." The Company has considered the Year 2000 problem a high priority since 1996 and is currently replacing its major computer systems with systems that are Year 2000 compliant and thereby will benefit from state-of-the-art integrated systems along with being Year 2000 compliant. The Year 2000 Committee (the "Committee") includes the Company's Chief Financial Officer and senior members of the Company's Claims, Human Resources and Information Technology departments. The major goal of the Committee has been to identify critical systems that will be impacted by the Year 2000 problem, and to replace or correct the systems. The Committee provides reports to the Executive Committee as well as the Board of Directors. If the project is not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

         The Company is replacing its underwriting, claims and accounting systems with state-of-the-art systems that are Year 2000 compliant. To accomplish this, internal resources have been supplemented with outside consultants. The Company expects to complete the conversion of data and to be operating on the Year 2000 compliant systems by December 31, 1998. All of the personal computer off-the-shelf software used by the Company is from major vendors that are either currently Year 2000 compliant or plan to be in future releases. The Company is in the process of systematically replacing the personal computer and AS400 hardware to be Year 2000 compliant by September 30, 1998. The majority of the hardware and software has been installed. The focus is now on the conversion of existing data. If for some reason the data could not be converted timely, the contingency plan is to use the Year 2000 compliant systems without the historical data.

         The costs associated with the above, approximately $1,000,000, relate primarily to the replacement of systems that needed to be replaced regardless of the Year 2000 issue. The costs directly related to the Year 2000 are minimal.

         As part of the overall Year 2000 Plan, business partners are being contacted to determine their progress on Year 2000 efforts. Each reply is evaluated to determine the Company's future relationship with each respondent. This effort will continue into 1999.

         Although the Company has not received any claims based on losses resulting from year 2000 issues, there can be no assurance that insureds will not suffer losses of this type and seek compensation under the Company's insurance policies. If any claims are made, the Company's obligations, if any, will depend on the facts and circumstances of the claim and provisions of the policy. At this time, the Company is unable to determine whether the adverse impact, if any, in connection with the foregoing circumstances would be material.

         The aforementioned Year 2000 discussion contains forward looking statements in respect to completion of Year 2000 compliance and the effect on the Company. Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties which could materially affect future results.

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

              None.

Item 3.       Defaults Upon Senior Securities:

              None.

Item 4.       Submissions of Matters to a Vote of Securities Holders:

              On May 28, 1998, the Company's stockholders voted for the following matters at the annual stockholders' meeting:

              (a) The election of seven (7) directors to serve until the 1999
                  Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows:

              Name                                       For                           Withheld
              ----                                       ---                           --------
              Terence N. Deeks                        6,362,280                          23,257
              Robert M. DeMichele                     6,383,037                           2,500
              Leandro S. Galban                       6,372,737                          12,800
              John F. Knight                          6,351,980                          33,557
              Marc M. Tract                           6,372,737                          12,800
              William D. Warren                       6,239,860                         145,677
              Robert F. Wright                        6,351,980                          33,557

              (b) The ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors. The stockholders cast 6,383,537 votes for and 1,450 votes against ratification with 550 abstention votes.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a) Exhibits:

               Exhibit No.        Description of Exhibit

                  27.1           Financial Data Schedule

              (b) Reports on Form 8-K:

              There were no reports on Form 8-K filed for the six months ended June 30, 1998.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       The Navigators Group,  Inc.
                                       ----------------------------------------
                                                (Registrant)


Dated:  August 14, 1998                /s / Bradley D. Wiley
      ------------------               ----------------------------------------
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