Form 10-Q
period 1998-09-30
NAVIGATORS GROUP INC
filed 1998-11-16
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended September 30, 1998

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

Yes /X/       No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On November 12, 1998 there were 8,431,426 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                            Page No.
                                                                                            --------
Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997................................         3

      Consolidated Statements of Income
              Three Months Ended September 30, 1998 and 1997..........................         4
              Nine Months Ended September 30, 1998 and 1997...........................         5

      Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 1998 and 1997...........................         6

      Notes to Interim Consolidated Financial Statements..............................         7

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................         10

Part II.  OTHER INFORMATION...........................................................         17

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     September 30,         December 31,
                                                                                           1998               1997
                                                                                           ----               ----
                                                                                      (Unaudited)
                                                      ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1998, $221,600; 1997, $218,418) ........................            $232,042            $226,834
  Equity securities, available-for-sale, at fair value (cost: 1998, $4,848;
    1997, $4,557) ...........................................................               5,216               6,132
  Short-term investments, at cost which approximates fair value .............              17,147              22,579
  Cash ......................................................................               1,974               1,251
  Other investments .........................................................               1,309               1,776
                                                                                         --------            --------
         Total investments and cash .........................................             257,688             258,572
                                                                                         --------            --------

Premiums in course of collection ............................................              57,359              45,847
Commissions receivable ......................................................               4,886               6,434
Accrued investment income ...................................................               3,184               3,121
Prepaid reinsurance premiums ................................................              25,610              20,405
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses             170,838             147,104
Federal income tax recoverable ..............................................                  24                 164
Net deferred Federal and foreign income tax benefit .........................               7,215               7,994
Deferred policy acquisition costs ...........................................               4,660               5,403
Other assets ................................................................              10,834               6,163
                                                                                         --------            --------

         Total assets .......................................................            $542,298            $501,207
                                                                                         ========            ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ..........................            $299,174            $278,432
  Unearned premium ..........................................................              53,096              48,659
  Reinsurance balances payable ..............................................              19,567              16,539
  Notes payable to banks ....................................................              22,840              20,000
  Net deferred state and local income tax ...................................                 902               1,184
  Note payable to stockholder ...............................................                 588                 942
  Accounts payable and other liabilities ....................................               3,859               4,209
                                                                                         --------            --------
         Total liabilities ..................................................             400,026             369,965
                                                                                         --------            --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued .                  --                  --
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued and outstanding 8,427,676 in 1998 and 8,368,167 in 1997 ..........                 843                 837
  Additional paid-in capital ................................................              39,068              38,119
  Accumulated other comprehensive income ....................................               7,117               6,433
  Retained earnings .........................................................              95,244              85,853
                                                                                         --------            --------
         Total stockholders' equity .........................................             142,272             131,242
                                                                                         --------            --------
         Total liabilities and stockholders' equity .........................            $542,298            $501,207
                                                                                         ========            ========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)




                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ----------------------------
                                                                1998                1997
                                                              --------            --------
                                                                      (Unaudited)
Revenues:
  Net earned premium .............................            $ 19,030            $ 21,701
  Commission income ..............................               1,334               1,086
  Net investment income ..........................               3,724               3,749
  Net realized capital gains .....................                 168               1,798
  Other income (expense) .........................                 104                (249)
                                                              --------            --------
         Total revenues ..........................              24,360              28,085
                                                              --------            --------

Operating expenses:
  Net losses and loss adjustment expenses incurred              11,677              13,161
  Commission expense .............................               2,813               4,606
  Other operating expenses .......................               5,445               5,213
  Interest expense ...............................                 403                 323
                                                              --------            --------
         Total operating expenses ................              20,338              23,303
                                                              --------            --------

Income before income tax .........................               4,022               4,782
                                                              --------            --------

Income tax expense:
    Current ......................................                 799               1,282
    Deferred .....................................                 341                  37
                                                              --------            --------
         Total income tax expense ................               1,140               1,319
                                                              --------            --------

Net income .......................................            $  2,882            $  3,463
                                                              ========            ========


Net income per common share:
   Basic .........................................            $   0.34            $   0.42
   Diluted .......................................            $   0.34            $   0.41

Average common shares outstanding:
   Basic .........................................               8,423               8,311
   Diluted .......................................               8,455               8,382



      See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except net income per share)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    1998               1997
                                                                   -------            -------
                                                                           (Unaudited)
Revenues:
  Net earned premium ..................................            $53,452            $62,276
  Commission income ...................................              3,715              4,202
  Net investment income ...............................             11,394             10,676
  Net realized capital gains ..........................              1,405              2,252
  Other income ........................................                720                738
                                                                   -------            -------
         Total revenues ...............................             70,686             80,144
                                                                   -------            -------

Operating expenses:
  Net losses and loss adjustment expenses incurred.....             31,040             37,418
  Commission expense ..................................              8,908             11,672
  Other operating expenses ............................             16,873             16,696
  Interest expense ....................................              1,134                927
                                                                   -------            -------
         Total operating expenses .....................             57,955             66,713
                                                                   -------            -------

Income before income tax ..............................             12,731             13,431
                                                                   -------            -------

Income tax expense:
    Current ...........................................              2,976              2,712
    Deferred ..........................................                364                865
                                                                   -------            -------
         Total income tax expense .....................              3,340              3,577
                                                                   -------            -------

Net income ............................................            $ 9,391            $ 9,854
                                                                   =======            =======


Net income per common share:
   Basic ..............................................            $  1.12            $  1.19
   Diluted ............................................            $  1.11            $  1.18

Average common shares outstanding:
   Basic ..............................................              8,406              8,285
   Diluted ............................................              8,453              8,365



      See accompanying notes to interim consolidated financial statements.

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         1998                 1997
                                                                       --------             --------
                                                                                 (Unaudited)
Operating activities:
    Net income ............................................            $  9,391             $  9,854
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
      Depreciation & amortization .........................                 672                  352
      Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses ................             (23,734)               1,425
      Reserve for losses and loss adjustment expenses .....              20,742                2,526
      Prepaid reinsurance premiums ........................              (5,205)              (8,927)
      Unearned premium ....................................               4,436               13,137
      Premiums in course of collection ....................             (11,512)              (7,474)
      Commissions receivable ..............................               5,208                 (281)
      Deferred policy acquisition costs ...................                 743               (1,873)
      Accrued investment income ...........................                 (24)                 138
      Reinsurance balances payable ........................               3,028                3,804
      Federal and foreign income tax ......................                 114                   62
      Net deferred Federal and foreign income tax .........                 497                  593
      Net realized capital (gains) ........................              (1,405)              (2,252)
      Other ...............................................              (3,759)                 689
                                                                       --------             --------
        Net cash provided by (used in) operating activities                (808)              11,773
                                                                       --------             --------

 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities ..........................              24,074                8,267
      Sales ...............................................              23,742               63,568
      Purchases ...........................................             (50,810)             (72,646)
    Equity securities, available-for-sale
      Sales ...............................................               3,207                8,633
      Purchases ...........................................              (1,355)              (4,008)
    Payable for securities purchased ......................                (889)              (3,258)
    Sale of other investments .............................               1,262                   --
    Net sales (purchases) of short-term investments .......               5,431              (12,902)
    Payment for purchase of MTC, net of cash acquired .....              (5,321)                  --
    Purchase of property and equipment ....................                (850)                (635)
                                                                       --------             --------
      Net cash provided by (used in) investing activities .              (1,509)             (12,981)
                                                                       --------             --------

Financing activities:
   Proceeds from bank loan ................................               2,500                   --
   Repayment of note payable ..............................                (354)                  --
   Proceeds from exercise of stock options ................                 894                1,234
                                                                       --------             --------
      Net cash provided by financing activities ...........               3,040                1,234
                                                                       --------             --------

Increase in cash ..........................................                 723                   26
Cash at beginning of year .................................               1,251                1,460
                                                                       --------             --------
Cash at end of period .....................................            $  1,974             $  1,486
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


(2)   Reinsurance Ceded

      The Company's ceded earned premiums were $22,523,000 and $18,540,000 for the three months ended September 30, 1998 and 1997, respectively, and $59,046,000 and $52,700,000 for the nine months ended September 30, 1998 and 1997, respectively. The Company's ceded incurred losses were $35,704,000 and $22,146,000 for the three months ended September 30, 1998 and 1997, respectively, and were $76,177,000 and $41,995,000 for the nine months ended September 30, 1998 and 1997, respectively.


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


(4)   Comprehensive Income

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Application of SFAS No. 130 did not impact amounts previously reported for net income or affect the comparability of previously issued financial statements.

      The following table summarizes comprehensive income for the three months ended September 30, 1998 and 1997:

                                                                                              September 30,
                                                                                        ------------------------
                                                                                         1998              1997
                                                                                        ------            ------
                                                                                            (In thousands)
      Net income ...........................................................            $2,882            $3,463
                                                                                        ------            ------
      Other comprehensive income, net of tax:
        Net unrealized gains (losses) on securities available for sale:
            Unrealized holding gain arising during period (net of income tax
            expense of $771 for 1998 and $1,233 for 1997) ...................            1,432             2,394
               Less: reclassification adjustment for gains included in
               net income (net of income tax expense of $206 for 1998
               and $720 for 1997) ...........................................              382             1,398
        Foreign currency translation adjustment, net of tax .................               53                13
                                                                                        ------            ------
                    Other comprehensive income...............................            1,103             1,009
                                                                                        ------            ------
                         Comprehensive income ...............................           $3,985            $4,472
                                                                                        ======            ======


      The following table summarizes comprehensive income for the nine months ended September 30, 1998 and 1997:


                                                                                                September 30,
                                                                                        ----------------------------
                                                                                          1998                1997
                                                                                        --------            --------
                                                                                             (In thousands)
      Net income ...........................................................            $  9,391            $  9,854
                                                                                        --------            --------
      Other comprehensive income, net of tax:
        Net unrealized gains (losses) on securities available for sale:
            Unrealized holding gain arising during period (net of income tax
            expense of $925 for 1998 and $1,206 for 1997) ..................               1,718               2,346
                Less: reclassification adjustment for gains included in
                net income (net of income tax expense of $639 for 1998
                and $874 for 1997) .........................................               1,186               1,698
        Foreign currency translation adjustment, net of tax ................                 152                 (52)
                                                                                        --------            --------
                    Other comprehensive income .............................                 684                 596
                                                                                        --------            --------
                         Comprehensive income ..............................            $ 10,075            $ 10,450
                                                                                        ========            ========


      The following table summarizes the components of accumulated other comprehensive income:

                                                                                  September 30,      December 31,
                                                                                       1998              1997
                                                                                      -------            -------
                                                                                             (In thousands)
      Net unrealized gains on securities available-for-sale (net of tax of
         $3,783 in 1998 and $3,497 in 1997) ..............................            $ 7,026            $ 6,494
      Foreign currency translation adjustment, net of tax ................                 91                (61)
                                                                                      -------            -------
                Accumulated other comprehensive income ...................            $ 7,117            $ 6,433
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

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its fourteen wholly owned subsidiaries, are prepared on the basis of generally accepted accounting principles. Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated.

         The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. The Company currently specializes principally in underwriting marine, energy, engineering and construction insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of Navigators Insurance's net premium. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

         Navigators Corporate Underwriters Limited ("NCUL"), a subsidiary formed in the fourth quarter of 1996, is admitted to do business at Lloyd's of London as a corporate member with limited liability.

         Six of the Company's subsidiaries are underwriting management companies: Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Marine (UK) Limited ("Somerset UK") and Somerset Asia Pacific Pty Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and six unaffiliated insurance companies.

         The Somerset Companies currently specialize principally in producing marine, energy, engineering and construction insurance premium. They underwrite marine business for a syndicate of insurance companies with Navigators Insurance having a 60% participation in the pool for 1998. The Somerset Companies derive their revenue from commissions, service fees and cost reimbursement arrangements from their parent company, Navigators Insurance, NIC and the unaffiliated insurers. Commissions are earned both from a fixed percentage of premiums and from underwriting profits on business placed with the participating insurance companies within the pool. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

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

         Somerset UK, formed in the fourth quarter of 1996, concentrates on producing marine, energy, engineering and construction insurance premium. Navigators Insurance was authorized to operate an United Kingdom ("UK") Branch on October 22, 1997. Somerset UK began producing business in the fourth quarter of 1997 for the UK Branch of Navigators Insurance ("UK Branch").

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

RESULTS OF OPERATIONS

      General. The Company's results of operations for the nine months ended September 30, 1998 and 1997 reflect intense market competition in the marine and aviation lines.

      Revenues. Gross written premium for the first nine months of 1998 decreased by 9% to $116,740,000 from $128,113,000 for the first nine months of 1997.

      The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:


                                                                            Nine Months Ended September 30,
                                                 ---------------------------------------------------------------------------
                                                               1998                                        1997
                                                 -------------------------------             -------------------------------
                                                                          (Dollars in thousands)
      Marine ........................            $  46,330                    40%            $  40,992                    32%
      Lloyd's - Marine ..............               17,920                    15                18,206                    14
      Aviation ......................               23,146                    20                24,891                    19
      Inland Marine .................                 (139)                   --                 7,984                     6
      Onshore Energy ................                8,350                     7                 7,461                     6
      Engineering and Construction...                8,163                     7                 4,812                     4
      Specialty Reinsurance
        and Program Insurance .......               12,970                    11                23,767                    19
                                                 ---------             ---------             ---------             ---------

      Gross Written Premium .........              116,740                   100%              128,113                   100%
                                                 ---------             =========             ---------             =========

      Ceded Written Premium .........              (64,195)                                    (61,627)
                                                 ---------                                   ---------

      Net Written Premium ...........            $  52,545                                   $  66,486
                                                 =========                                   =========


      Marine Premium. Marine gross written premium (non-Lloyd's) increased 13% when comparing the first nine months of 1998 to the first nine months of 1997 primarily due to Navigators Insurance increasing its participation in the marine pool from 48% to 60% and the premium produced from the UK Branch.

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

      Aviation Premium. Aviation gross written premium decreased 7% from the first nine months of 1997 to 1998 due to generally lower rates on aviation business and the recording of return premiums from rate adjustments on certain profitable large airline policies. The

Company announced on October 5, 1998 that it will not renew its airline business at the current premium levels.

      Inland Marine Premium. As of June 1997, the Company no longer writes traditional inland marine business.

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

      Ceded Premium. In the ordinary course of business, Navigators Insurance reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net written premium to statutory surplus.

      Net Written Premium. Net written premium decreased 21% when comparing the first nine months of 1997 to the first nine months of 1998 primarily due to the additional use of reinsurance and the decrease in the aviation, program and inland marine premium.

      Net Earned Premium. Net earned premium decreased 14% for the first nine months of 1998 to $53,452,000 as compared to $62,276,000 for the first nine months of 1997. Net earned premium for the three months ended September 30, 1998 and 1997 was $19,030,000 and $21,701,000, respectively. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

      Commission Income. Commission income decreased 12% from $4,202,000 for the first nine months of 1997 to $3,715,000 for the first nine months of 1998 and increased 23% for the three months ended September 30, 1998 from the same period in 1997. The decrease for the first nine months is primarily due to Navigators Insurance's increased participation in the marine pool which results in the Company receiving less commission income from the unaffiliated members of the pool. The increase in the third quarter was primarily due to additional profit commission on marine business recorded in the third quarter 1998 and the inclusion of commission income from MTC, while the third quarter 1997 included a charge for a large marine claim.

      Net Investment Income. Net investment income increased 7% to $11,394,000 during the first nine months of 1998 from $10,676,000 during the corresponding period in 1997 and decreased 1% to $3,724,000 during the three months ended September 30, 1998 from $3,749,000 during the corresponding period in 1997. The increase for the nine months was due primarily to the overall increase in invested assets and the decrease of the amount of municipal bonds in the portfolio.

     Net Realized Capital Gains. Pre-tax income included $1,405,000 of realized capital gains for the first nine months of 1998 compared to $2,252,000 for the same period last year. On an after tax basis, the realized capital gains were $0.11 per share in 1998 and $0.18 per share in 1997. Pre-tax income for the three months ended September 30, 1998 and 1997 included realized capital gains of $168,000 and $1,798,000, respectively. On an after tax basis the realized capital gains represented $0.01 per share and $0.14 per share for the respective three month periods. Included in net realized capital gains for the third quarter of 1998 is a loss of $421,000 from the Company's disposal of its 8% investment in Riverside Underwriters Plc.

      Operating Expenses.

      Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 58.1% and 60.1% during the first nine months of 1998 and 1997, respectively. This decrease was primarily due to a decrease in losses in the Company's program, inland marine and specialty reinsurance business. These ratios were 61.4% and 60.6% for the three months ended September 30, 1998 and 1997, respectively.

      Commission Expense. Commission expense as a percentage of net earned premium was 16.7% and 18.7% during the first nine months of 1998 and 1997, respectively, and 14.8% and 21.2% for the three months ended September 30, 1998 and 1997, respectively. The decreases were primarily due to increased proportional reinsurance for which the Company receives an overriding commission and a decrease in the Company's reinsurance assumed business which generally had a higher commission expense.

      Other Operating Expenses. Other operating expenses increased to $16,873,000 during the first nine months of 1998 from $16,696,000 during the corresponding period of 1997 and increased 4% for the three months ended September 30, 1998 compared to the same period in 1997. These increases were primarily due to our international expansion.

      Interest Expense. Interest expense increased to $1,134,000 during the first nine months of 1998 from $927,000 during the corresponding period of 1997. This increase and the related increase in the third quarter of 1998 were primarily due to an increase in the loan balance under the Company's Amended Credit Agreement (as defined below) from $17,000,000 at September 30, 1997 to $22,500,000 at September 30, 1998.

      Income Taxes. The effective tax rates were 26.2% and 26.6% for the nine months ended September 30, 1998 and 1997, respectively.

      Net Income. The Company had net income of $9,391,000 for the first nine months of 1998 compared to $9,854,000 for the same period last year. On a diluted per share basis, this represents net income per share of $1.11 and $1.18 for the first nine months of 1998 and 1997, respectively. The Company had net income of $2,882,000 or $0.34 per share for the three months ended September 30, 1998 compared to net income of $3,463,000 or $0.41 per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flow from operations was $(808,000) and $11,773,000 for the first nine months of 1998 and 1997, respectively. The negative cash flow in 1998 is primarily due to the payment of reserves on runoff business. Invested assets and cash decreased slightly to $257,688,000 at September 30, 1998 from $258,572,000 at December 31, 1997.

      The Company's credit agreement, as amended, currently provides for a $25 million revolving loan facility, which reduces each quarter by amounts ranging from $500,000 to $2,000,000 until it terminates on December 31, 2003, and a $30 million letter of credit facility. At September 30, 1998, $22.5 million in loans were outstanding under the revolving loan facility at an interest rate of 6.48% and letters of credit with an aggregate face amount of $29.5 million were issued under the letter of credit facility. The letters of credit are primarily utilized by NCUL as collateral to participate in Lloyd's Syndicate 1221 specializing in marine insurance and managed by MTC. No letters of credit have been drawn upon.

      In November 1998, the Company replaced its existing credit agreement and with a new credit agreement providing for a $25 million revolving loan facility which begins reducing in 2000 and terminates in 2003, and a $50 million letter of credit facility. The letters of credit will be primarily utilized by NCUL and Millennium as collateral to participate in Lloyd's Syndicate 1221 managed by MTC.

      As of September 30, 1998, the Company's consolidated stockholders' equity was $142,272,000, an increase of 8.4% from $131,242,000 at December 31, 1997.

YEAR 2000 COMPLIANCE

      The Year 2000 problem relates to existing computer programs that use the last two digits to refer to a year with the assumption that the first two digits are 19. If not corrected, certain computer applications could stop running or provide inaccurate results when the first two digits of the year should be 20. The Company has considered the Year 2000 problem a high priority since 1996 and is currently replacing its major computer systems with Year 2000 compliant systems and thereby will benefit from state-of-the-art integrated systems along with being Year 2000 compliant. The Year 2000 Committee (the "Committee") includes the Company's Chief Financial Officer and senior members of the Company's Claims, Human Resources and Information Technology departments. The major goal of the Committee has been to identify critical systems that will be impacted by the Year 2000 problem, and to replace or correct the systems. The Committee provides reports to the Executive Committee as well as the Board of Directors. If the project is not completed timely, the Year 2000 issue may have a material impact on the operations of the Company.

   The Company is replacing its underwriting, claims and accounting systems with state-of-the-art systems that are Year 2000 compliant. To accomplish this, internal resources have been supplemented with outside consultants. The Company expects to complete the conversion of data and to be operating on the Year 2000 compliant systems for the first quarter of 1999. December 31, 1998. All of the personal computer off-the-shelf software used by the Company is from major vendors that are either currently Year 2000 compliant or plan to be in future releases. The Company is in the process of systematically replacing the personal computer and AS400 hardware to be Year 2000 compliant by November 30, 1998. The majority of the hardware and software has been installed. The focus is now on the conversion of existing data. If for some reason the data could not be converted timely, the contingency plan is to use the Year 2000 compliant systems without the historical data.

      The costs associated with the above, approximately $1,000,000, relate primarily to the replacement of systems that needed to be replaced regardless of the Year 2000 issue. The costs directly related to the Year 2000 problem are minimal.

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

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:

              Exhibit No.        Description of Exhibit
              -----------        ----------------------

                  27.1           Financial Data Schedule

              (b)     Reports on Form 8-K:
                         There were no reports on Form 8-K filed for the nine months ended September 30, 1998.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      The Navigators Group,  Inc.
                                      -----------------------------------------
                                                (Registrant)


Dated:   November 13, 1998            /s / Bradley D. Wiley
         ------------------------     -----------------------------------------
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