Form 10-K405
period 1998-12-31
NAVIGATORS GROUP INC
filed 1999-04-01
CIK 793547

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Aggregate market value of voting stock held by non-affiliates as of March 22, 1999 - $61,735,000 Common shares outstanding March 22, 1999 - 8,437,470

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1999 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

FORWARD-LOOKING STATEMENTS

     Some of the statements in this annual report on form 10-K are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates" (or the negative forms of those words) and describe our strategies, goals, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

o the effects of domestic and foreign economic conditions and conditions which affect the market for property and casualty insurance;
o    laws, rules and regulations which apply to insurance companies;
o the effects of competition from other insurers and the trend toward self-insurance;
o risks which we face in entering new markets and diversifying the products and services we offer;
o    weather-related events and other catastrophes;
o    Year 2000 readiness; and
o other risks which we identify in future filings with the Securities and Exchange Commission, although we do not promise to update forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

PART I

ITEM 1. BUSINESS

GENERAL

     The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its fourteen wholly owned subsidiaries, are prepared on the basis of generally accepted accounting principles ("GAAP"). Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated.

     The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of Navigators Insurance's net premium. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

     Navigators Corporate Underwriters Limited ("NCUL"), a subsidiary formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London ("Lloyd's") as a corporate member with limited liability.

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

     Somerset Asia was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrated on marine, onshore energy, engineering and construction business primarily in Indonesia, Thailand, Malaysia, Taiwan, China and Vietnam. Somerset Asia began writing business in early 1997 and is supported by Somerset Services Pte Limited which provides loss prevention consultancy to Somerset Asia's assureds and producers. Somerset Services Pte Limited, a wholly owned subsidiary of Somerset Asia, was formed in September 1997 and is located in Singapore. In 1999, Somerset Asia may write a small amount of marine business only. The onshore energy, engineering and construction business will be underwritten through the Company's Lloyd's facilities.

     Somerset UK, formed in the fourth quarter of 1996, concentrated on marine, aviation, onshore energy, engineering and construction business. Navigators Insurance was authorized to operate an United Kingdom ("UK") Branch on October 22, 1997. Somerset UK began producing business in the fourth quarter of 1997 for the UK Branch of Navigators Insurance (the "UK Branch"). In 1999, Somerset UK will produce only marine business for the UK Branch. The UK Branch will participate in the onshore energy, engineering and construction business to be written through the Company's Lloyd's facilities in 1999.

     Navigators Holdings (UK) Limited was formed on September 15, 1997 as a holding company for the Company's UK subsidiaries.

     During 1998, the Company merged Somerset of Georgia, Inc. into Somerset Marine, Inc. The Company also owns Somerset Marine Aviation Property Managers, Inc., an inactive subsidiary.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators Insurance's participation in insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by Somerset Marine, Inc.

     The Somerset Companies specialized in writing marine, aviation, onshore energy, engineering and construction business. The marine business is written through a syndicate of insurance companies, Navigators Insurance having the largest participation in the syndicate. The Somerset Companies derive their revenue from commissions, service fees and cost reimbursement arrangements from their parent company, Navigators Insurance, NIC and the unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease. Other than a small amount of war and satellite business, the Company withdrew from the aviation business in October 1998 due to inadequate pricing. In 1999, the Company will write its engineering and construction business through the Company's facilities at Lloyd's instead of through the Somerset Companies. The Company's onshore energy business will be written primarily through the Company's facilities at Lloyd's, and to a lesser degree, through the Somerset Companies. The UK Branch will participate in the business written through Lloyd's.

     In January 1998, the Company purchased 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"). The purchase price consists of initial cash payments plus future performance contingent consideration. The purchase was funded through a bank loan and working capital. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $5,000,000. In addition, the purchase agreement requires payment of additional consideration based on the performance of Lloyd's Syndicate 1221 managed by MTC. Goodwill of approximately $4,000,000 has been recorded to date in connection with the transaction. The goodwill is being amortized over 20 years. Additional goodwill may be recorded in future years when the amount of the future performance contingencies are determinable.


LINES OF BUSINESS

     The business written by Navigators Insurance was primarily marine, aviation, onshore energy, engineering and construction insurance. As underwritten by Navigators Insurance, marine insurance includes hull, energy, liability and cargo; aviation insurance includes hull and liability on commercial aircraft and on aircraft manufacturers; onshore energy primarily covers property damage and machinery breakdown; and engineering and construction primarily covers the construction project including the machinery, equipment and loss of use due to delays, with an emphasis on the oil, petrochemical and utility sectors. As discussed above, the Company has generally withdrawn from the aviation market. In 1999, the Company will write onshore energy, engineering and construction business through its facilities at Lloyd's. The Company also writes general liability insurance for contractors through one managing general agent. See the table set forth in "Management's Discussion and Analysis - Results of Operations - Revenues" for the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated.

MARINE INSURANCE

     Navigators Insurance obtains marine business through participation in the marine pool managed by the Somerset Companies. The composition of the pool and the level of participation of each member changes from time to time. Navigators Insurance's net participation in the marine pool was 60% in 1998, 48% in 1997 and 41% in 1996.

     The Somerset Companies in 1998, 1997 and 1996 received commissions equal to 7 1/2% of the gross premium earned on marine insurance. They also are entitled to receive a 20% profit commission on net underwriting profits.

     The Lloyd's marine premium is generated as the result of capacity provided to Syndicate 1221 by NCUL and Millennium in 1998 and capacity provided to Syndicate 1221 and an unaffiliated syndicate by NCUL in 1997. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL and Millennium are not part of the Insurance Companies' operations.

AVIATION INSURANCE

     The Company's aviation business had been written by Navigators Insurance until October 1998 when Navigators Insurance decided to no longer write aviation business due to inadequate pricing, other than a small amount of war and satellite business.

INLAND MARINE INSURANCE

     As of June 1997, the Company no longer writes inland marine insurance other than onshore energy. The Somerset Companies produced the inland marine business written by the Insurance Companies.

ONSHORE ENERGY

     In 1996, Navigators Insurance began to underwrite onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. The onshore energy business will be written primarily through the Company's facilities at Lloyd's, and to a lesser degree, possibly through the Somerset Companies.

ENGINEERING AND CONSTRUCTION

     In 1997, Navigators Insurance began writing engineering and construction business consisting of coverage for the construction projects including the machinery, equipment and loss of use due to delays. In 1999, the engineering and construction business will all be written through the Company's facilities at Lloyd's.

SPECIALTY REINSURANCE AND PROGRAM INSURANCE

     Navigators Insurance's reinsurance business was produced and managed by one of the Somerset Companies. This reinsurance premium consisted primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. Navigators Insurance did not renew this reinsurance business after 1995 except for a few specialty treaties. The program insurance, which began in 1995, was reduced in 1997 and currently consists of one managing general agent writing primarily general liability for contractors.

REINSURANCE CEDED

     The Company utilizes reinsurance principally to reduce its net liability on individual risks, to protect against catastrophic losses, to maintain desired ratios of net premium written to statutory surplus and to stabilize loss ratios.

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

     The Company is protected by various treaty and facultative reinsurance agreements. The reinsurance is diversified by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. This coverage is placed on behalf of the Company's insurance operations by a number of different reinsurance intermediaries, each of which is employed because of its expertise in placing a particular type of coverage. All such intermediaries are compensated by the reinsurers.

     The Company's reinsurance security committees continually monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. To the extent that it is determined that the ultimate amount collectible is less than the amount recorded on a receivable, a reserve is established. At December 31, 1998 and 1997, the Company had an allowance for uncollectible reinsurance of $800,000.

RESERVES

     Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses ("LAE") for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE for insurance companies such as Navigators Insurance and Lloyd's corporate names such as NCUL and Millennium is dependent upon the receipt of information from the pools and syndicates in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance, NCUL and Millennium.

     The Insurance Companies and Lloyd's syndicates establish reserves for reported claims when they first receive notice of the claim. In the case of direct business and assumed excess of loss reinsurance, reserves are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses for the Company's insurance operations are determined in part on the basis of statistical information and in part on industry experience.

     Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known, and it is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are based, among other things, on predictions of future events and estimates of future trends in claim severity and frequency. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in income currently. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

     The Company records those premiums which are reported to it through the end of each calendar year. A substantial portion of the premiums are from international business. In this business, there is a significant time lag from the time the policy is bound to the receipt of the policy. Premiums relating to a calendar year may be reported in subsequent years. To the extent a lag exists in the reporting of, and the Company's accounting for, such premiums, a comparable lag occurs in the recording of related incurred but not reported losses and LAE which properly matches recorded revenue with related expenses.

     The Company does not discount any of its reserves. The following tables present an analysis of losses and LAE.

                                                                                              Year Ended December 31,
                                                                                ---------------------------------------------------
                                                                                  1998                  1997                 1996
                                                                                ---------            ---------            ---------
                                                                                                  (In thousands)
Net reserves for losses and LAE at
      beginning of year .............................................           $ 139,841            $ 132,558            $ 138,761
                                                                                ---------            ---------            ---------
Provision for losses and LAE for
     claims occurring in the current year ...........................              46,050               53,654               51,429

Lloyd's portfolio transfer - reinsurance to close ...................              19,655                   --                   --

Increase (decrease) in estimated losses and
     LAE for claims occurring in prior years ........................              (3,383)              (1,034)              (2,452)
                                                                                ---------            ---------            ---------

Incurred losses and LAE .............................................              62,322               52,620               48,977
                                                                                ---------            ---------            ---------
Losses and LAE payments for claims
     occurring during:
     Current year ...................................................              (9,848)             (12,921)             (15,439)
     Prior years ....................................................             (41,798)             (32,416)             (39,741)
                                                                                ---------            ---------            ---------
Losses and LAE payments .............................................             (51,646)             (45,337)             (55,180)
                                                                                ---------            ---------            ---------

Net reserves for losses and LAE at end of year ......................             150,517              139,841              132,558
                                                                                ---------            ---------            ---------

Reinsurance receivables on unpaid losses and LAE ....................             191,927              138,591              137,043
                                                                                ---------            ---------            ---------

Gross reserves for losses and LAE at end of year ....................           $ 342,444            $ 278,432            $ 269,601
                                                                                =========            =========            =========

     The following table presents the development of the Company's loss and LAE reserves for 1988 through 1998. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

     The table allocates losses and LAE reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1994 and was not reported until 1996, the amount of such loss will appear as a deficiency in both 1994 and 1995. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on these tables.

                                                                                      Year Ended December 31,
                                    ---------------------------------------------------------------------------

                                      1988         1989          1990          1991         1992         1993
                                      ----         ----          ----          ----         ----         ----
                                                                                               (In thousands)
Net reserves for losses
  and LAE .....................     $54,326      $59,477       $70,457       $77,507      $89,361     $103,176
Reserves for losses and
LAE re-estimated as of:
  One year later  .............      53,841       61,449        71,643        80,478       94,785      104,306
  Two years later  ............      53,466       62,206        73,849        80,937       98,062      102,831
  Three years later  ..........      51,297       61,255        73,441        81,322       98,338      101,537
  Four years later  ...........      49,356       60,062        73,349        80,652       97,257      100,432
  Five years later  ...........      48,105       60,476        72,706        79,469       96,889       98,805
  Six years later .............      48,056       60,490        71,730        79,239       96,358
  Seven years later  ..........      48,176       60,382        71,620        78,742
  Eight years later  ..........      48,157       60,364        71,003
  Nine years later  ...........      48,443       59,787
  Ten years later  ............      47,883

Net cumulative redundancy
  (deficiency)                        6,443        (310)         (546)       (1,235)      (6,997)        4,371

Net cumulative paid as of:
  One year later  .............      13,772       17,593        22,784        25,741       37,998       32,700
  Two years later  ............      22,354       29,694        36,532        43,688       54,552       53,603
  Three years later  ..........      29,134       37,032        47,060        51,753       65,997       62,769
  Four years later  ...........      33,178       43,270        51,769        59,308       72,063       69,356
  Five years later  ...........      37,255       46,066        57,421        63,138       75,864       75,534
  Six years later  ............      38,299       50,456        60,291        65,441       80,193
  Seven years later  ..........      41,705       52,521        61,837        68,192
  Eight years later  ..........      43,120       53,482        63,753
  Nine years later  ...........      43,901       55,019
  Ten years later  ............      44,750


Gross liability-end of year ...........................................................   224,191      247,346
Reinsurance recoverable  ..............................................................   134,830      144,170
                                                                                          -------      -------
Net liability-end of year  ............................................................    89,361      103,176

Gross re-estimated latest  ............................................................   290,880      275,749
Re-estimated recoverable latest .......................................................   194,522      176,944
                                                                                          -------      -------
Net re-estimated latest  ..............................................................    96,358       98,805
Gross cumulative (deficiency)  ........................................................   (66,689)     (28,403)



                                    ------------------------------------------------------------------

                                           1994         1995            1996        1997        1998
                                           ----         ----            ----        ----        ----
Net reserves for losses
  and LAE .....................         $135,377      $138,761       $132,558    $139,841     $150,517
Reserves for losses and
LAE re-estimated as of:
  One year later  .............          142,400       136,309        131,524     136,458
  Two years later  ............          139,139       134,324        127,901
  Three years later  ..........          138,155       131,658
  Four years later  ...........          135,482
  Five years later  ...........
  Six years later .............
  Seven years later  ..........
  Eight years later  ..........
  Nine years later  ...........
  Ten years later  ............

Net cumulative redundancy
  (deficiency) ................             (105)        7,103          4,657       3,383

Net cumulative paid as of:
  One year later  .............           47,187        39,741         32,416      41,798
  Two years later  ............           69,960        59,397         59,796
  Three years later  ..........           83,921        78,821
  Four years later  ...........           97,499
  Five years later  ...........
  Six years later  ............
  Seven years later  ..........
  Eight years later  ..........
  Nine years later  ...........
  Ten years later  ............


Gross liability-end of year ........     314,898       273,854        269,601     278,432      342,444
Reinsurance recoverable  ...........     179,521       135,093        137,043     138,591      191,927
                                         -------       -------        -------     -------      -------
Net liability-end of year  .........     135,377       138,761        132,558     139,841      150,517

Gross re-estimated latest  .........     350,999       298,079        287,873     297,780
Re-estimated recoverable latest ....     215,517       166,421        159,972     161,322
                                         -------       -------        -------     -------
Net re-estimated latest  ...........     135,482       131,658        127,901     136,458
Gross cumulative (deficiency)  .....     (36,101)      (24,225)       (18,272)    (19,348)

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

     The 1992 and 1993 gross cumulative deficiencies resulted primarily from the Exxon Valdez loss. The gross cumulative deficiencies for 1994 and 1995 resulted primarily from the 1994 Northridge Earthquake loss and the 1989 Exxon Valdez loss. The 1996 gross cumulative deficiency resulted from adverse development in certain lines of business. The 1997 gross cumulative deficiency primarily resulted from adverse development in the onshore energy business and from one large 1989 claim from a runoff book of business which also adversely affected years prior to 1997. The adverse development on the Company's gross reserves has been mostly reinsured through excess of loss reinsurance treaties.

     Management believes that the Insurance Companies' reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

ENVIRONMENTAL POLLUTION AND ASBESTOS RELATED CLAIMS

     In 1998 and 1997, the Insurance Companies paid gross losses and LAE of $2,091,000 and $1,510,000 resulting in net paid losses and LAE of $369,000 and $723,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 1998 and 1997, the Insurance Companies carried gross reserves of $2,912,000 and $2,622,000, respectively, and net reserves of $1,199,000 and $936,000, respectively, for the potential exposure to such claims. Management believes that its reserves for such claims are adequate because the Insurance Companies' participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates. For the year ended December 31, 1998 and 1997, open claims with environmental pollution and asbestos exposure amounted to 2,225 and 2,451, respectively. Management will continue to review its exposure to and reserves for such claims. Any potential exposure to these claims exists predominately in connection with the marine business.

INVESTMENTS

     The investments of the Insurance Companies must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance and NIC. These laws prescribe the kind, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate. The Insurance Companies' investment guidelines prohibit investments in derivatives other than as a hedge against a foreign currency.

     The Insurance Companies' investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis. The investments are managed by various professional fixed income and equity portfolio managers. Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus. Navigators Insurance seeks to obtain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds, and preferred and common stocks. Due to the Company being in an alternative minimum tax

("AMT") position, the Finance Committee of the Board of Directors reviewed the Company's concentration in municipal bonds and in 1997 instructed the portfolio managers to reduce the municipal bond portfolio. The Insurance Companies' investment guidelines require that at least 90% of the fixed income portfolio be rated "A-" or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges.

     At December 31, 1998 and 1997, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

     The majority of the investment income of the Somerset Companies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. Beginning January 1, 1998 this investment income is paid to the syndicate members, including Navigators Insurance.

     The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis and for the Insurance Companies for each of the three years ended December 31, 1998:

                                                    Year Ended December 31,
                                            ----------------------------------
                                            1998            1997          1996
                                            ----            ----          ----
                                                    (Dollars in thousands)
The Company Consolidated (1) (2)
--------------------------------
Average investments ..................... $259,121       $259,636      $252,618
Net investment income ...................   15,209         14,435        13,614
Average yield ...........................    5.87%          5.56%         5.39%

Insurance Companies
-------------------
Average investments ..................... $251,422       $244,905      $231,111
Net investment income  ..................   14,659         13,696        12,578
Average yield ...........................    5.83%          5.59%         5.44%

(1) Included in the Company's average investments and investment income for 1997 and 1996 are fiduciary cash and short-term investments not included in the balance sheet and the earnings thereon from the Somerset Companies. See
     Note 4 to the Company's Consolidated Financial Statements.

(2) The Company's average investments for 1998 include NCUL's and Millennium's portion of the investments held by Lloyd's Syndicate 1221 and which represent funds due from Syndicate 1221 to the Company.

     The following table shows the cash and investments of the Company as of December 31, 1998:

                                                  Carrying Value   Percent
                                                  (In thousands)   of Total
                                                  --------------   --------
 Cash and short-term investments ...............     $  8,454         3.3%
 U.S. Treasuries ...............................       15,462         6.0
 Municipal bonds ...............................      126,390        49.1
 Mortgage backed securities ....................       45,648        17.7
 Asset backed securities .......................       35,685        13.9
 Corporate bonds ...............................       15,956         6.2
 Redeemable preferred stocks ...................        1,092         0.4
 Common stocks .................................        7,400         2.9
 Other invested assets .........................        1,145         0.5
                                                     --------       -----

   Total .......................................     $257,232       100.0%
                                                     ========       =====

REGULATION

     The Company, the Insurance Companies and the Lloyd's operations are subject to regulation under the insurance statutes including holding company statutes of various states, the UK regulatory authorities and Lloyd's. These regulations vary but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. The regulatory agencies have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

     The Insurance Department of the State of New York (the "Department") is the Company's principal regulatory agency. The New York Insurance Law provides that no corporation or other person may acquire control of the Company, and thus indirect control of the Insurance Companies, unless it has given notice to the Insurance Companies, and obtained prior written approval of the Superintendent of Insurance of the State of New York for such acquisition. In New York, any purchaser of 10% or more of the outstanding shares of the Company's common stock would be presumed to have acquired control of the Company, unless such presumption is rebutted. The UK authorities and Lloyd's also have regulatory requirements concerning change in control.

     Navigators Insurance and NIC may pay dividends only out of their statutory earned surplus under New York insurance law. Generally, the maximum amount of dividends Navigators Insurance and NIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus.

     Under insolvency or guaranty laws in most states in which Navigators Insurance and NIC operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies.

     Navigators Insurance is licensed to engage in the insurance and reinsurance business in 49 states, the District of Columbia and Puerto Rico. NIC is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer or meets the financial requirements where there is not a formal approval process in 31 states and the District of Columbia.

     As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance and NIC were examined by the Department for the years 1991 through 1995. The Department did not recommend any adjustments to the Insurance Companies' previously filed statutory financial statements.

     The Insurance Regulatory Information System ("IRIS") was developed by the National Association of Insurance Commissioners ("NAIC") and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 1998 and 1997, the Insurance Companies' results were within the usual values for all IRIS ratios.

     The NAIC recently completed a process intended to codify statutory accounting practices for insurance enterprises. As a result of this process, the NAIC will issue a revised statutory Accounting Practices and Procedures Manual that will be effective January 1, 2001 for the calendar year 2001. The Company will prepare its statutory basis financial statements in accordance with the revised statutory manual subject to any deviations prescribed or permitted by the New York insurance commissioner. The Company has not yet determined the impact that this change will have on its statutory capital and surplus.

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

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by Navigators Insurance and NIC, their RBC level exceeds a level that would trigger regulatory attention. In their respective 1998 statutory financial statements, Navigators Insurance and NIC have complied with the NAIC's RBC reporting requirements.

     In addition to regulations applicable to insurance agents generally, the Somerset Companies are subject to Managing General Agents Acts in their state of domicile and in certain other jurisdictions where they do business.

     The Company's subsidiaries domiciled in the UK are subject to regulation from the government regulatory authorities in the UK and from Lloyd's.

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

     The Company faces competition from both domestic and foreign insurers, some of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the Company, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and the Company faces the risk that it will lose market share to higher rated insurers.

     No single insured or reinsured accounted for 10% or more of the Company's gross written premium in 1998.

     Another competitive factor in the industry involves banks stepping up efforts to break down the barriers between various segments of the financial services industry, including insurance. These efforts pose new challenges to insurance companies and agents from industries traditionally outside the insurance business.

EMPLOYEES

     As of December 31, 1998, the Company had 118 employees.

ITEM 2. PROPERTIES

     The Company's administrative offices are occupied pursuant to a lease from an unaffiliated company which expires May 14, 2000 in a building located at 123 William Street, New York, New York. Several of the Company's subsidiaries have noncancellable operating leases for their respective office location. The Company does not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its then current forty-one (41) members, including Navigators Insurance, that they were each being assessed approximately (pound)900,000 to pay for anticipated operating deficits arising from the long term lease of the ILU building located in London (the "ILU Building"). This assessment was to be paid in cash or by providing a letter of credit.

     Since the anticipated operating deficits responsible for the ILU's assessment were apparently recognized by the ILU prior to Navigators Insurance joining the ILU in November 1997, Navigators Insurance has taken the position in its discussions with the ILU that the anticipated operating deficits should have been disclosed to Navigators Insurance during the pendency of the application for membership or afterwards. This would have allowed Navigators Insurance to make an informed decision as to whether it should have joined the ILU in the first instance or continued its membership. Any other conclusion would absolve the ILU, its longstanding members (both past and present), auditors and other advisors from their duties to Navigators Insurance in connection with its application for, and subsequent membership in the ILU.

     Even assuming that Navigators Insurance could be held responsible for the assessment, Navigators Insurance has also informed the ILU that it opposes the assessment as inequitable and inappropriate since it purports to force the ILU's members (without regard to the length of membership, proportionate usage of the ILU's London Processing Centre or current or past occupancy of the ILU Building) to pay now for potential worst case liabilities extending through 2011.

     The ILU has, thus far, not filed suit to enforce the assessment against Navigators Insurance. In the event the ILU does file such a suit, Navigators Insurance intends to vigorously contest liability for payment of the assessment. It is not possible to forecast the ultimate liability, if any, at the present time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is traded over-the-counter (The Nasdaq National Market) under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

     The high and low bid prices for the four quarters of 1998 and 1997 are as follows:

                                     1998                      1997
                              ------------------        ------------------
                              High         Low           High         Low
First Quarter  ............   $20.75      $17.00        $19.75      $15.75
Second Quarter  ...........   $19.25      $17.63        $18.13      $15.75
Third Quarter  ............   $19.50      $14.50        $21.38      $17.75
Fourth Quarter  ...........   $16.25      $13.25        $22.50      $18.00

     There were approximately 100 holders of record of shares of the Company's common stock as of March 23, 1999. However, management believes there are in excess of 1,000 beneficial owners of the stock.

DIVIDENDS

     The Company has not paid or declared any cash dividends on its common stock. While there presently is no intention to pay cash dividends on the common stock, future declarations, if any, and the amounts of such dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition and business needs, restrictive covenants under debt arrangements, the capital and surplus requirements of its subsidiaries and applicable government regulations.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1998 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.

                                                                                Year Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                         1998             1997             1996             1995             1994
                                                      ---------        ---------        ---------        ---------        ---------
                                                                           (In thousands, except per share data)
OPERATING INFORMATION:
Net earned premium ...........................        $  91,203        $  85,002        $  78,731        $  87,908        $  90,483
Net investment income ........................           15,209           14,435           13,614           14,143           13,034
Total revenues ...............................          115,120          108,217          102,788          113,714          113,892
Income (loss)
 before income taxes .........................           15,153           17,184           20,874           15,563          (31,574)
Net income (loss) ............................           11,489           12,546           16,752           12,582          (20,495)
Net income (loss) per share:
 Basic .......................................        $    1.37        $    1.51        $    2.04        $    1.54        $   (2.51)
 Diluted .....................................        $    1.36        $    1.50        $    2.02        $    1.53        $   (2.50)
Average common shares:
 Basic .......................................            8,414            8,296            8,197            8,154            8,151
 Diluted .....................................            8,459            8,385            8,286            8,213            8,185
BALANCE SHEET INFORMATION
 (AT END OF PERIOD):
Total investments & cash .....................        $ 257,232        $ 258,572        $ 240,720        $ 235,460        $ 203,103
Total assets .................................          592,086          501,207          457,095          435,552          474,031
Loss and LAE reserves ........................          342,444          278,432          269,601          273,854          314,898
Notes payable ................................           23,500           20,942           17,942           20,508           28,108
Stockholders' equity .........................          143,266          131,242          115,542           99,076           77,523
Book value per share .........................        $   16.96        $   15.68        $   14.03        $   12.12        $    9.51

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a holding company with fourteen wholly owned subsidiaries. See "BUSINESS-General" included herein for a description of the Company.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators Insurance's participation in insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by the Somerset Companies. The
Lloyd's marine premium is generated as the result of capacity provided to Syndicate 1221 by NCUL and Millennium in 1998 and capacity provided to Syndicate 1221 and an unaffiliated syndicate by NCUL in 1997. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL and Millennium are not part of the Insurance Companies' operations. The Company earns investment income on its invested assets and on the invested assets held by the Lloyd's syndicates for whom NCUL and Millennium provide capacity.

     The Company writes business in Southeast Asia through one of the Somerset Companies. To date, the participation in this market has been limited and therefore the Company's exposure to the economic conditions in Asia does not materially effect its operations.


RESULTS OF OPERATIONS

     General. The Company's 1998 and 1997 results of operations reflect intense market competition in the marine and aviation lines.

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

     Revenues. Gross written premium increased from $142.5 million in 1996 to $171.2 million in 1997 and increased to $172.2 million in 1998. The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                                   Year Ended December 31,
                                            ---------------------------------------------------------------------
                                                      1998                   1997                      1996
                                                      ----                   ----                      ----
                                                                        (In thousands)
Lloyd's -- Marine .....................     $  46,637       27%      $  24,654      14%     $      --        --%
Marine ................................        64,043       37          56,231      33         51,948         36
Aviation ..............................        23,405       14          34,960      20         41,142         29
Inland Marine .........................          (154)      --           8,327       5         14,539         10
Onshore Energy ........................        11,418        7           9,854       6          6,902          5
Engineering and Construction ..........         9,976        6           7,592       4             --         --
Specialty Reinsurance
  and Program Insurance ...............        16,886        9          29,631      18         27,993         20
                                            ---------     ----       ---------    ----      ---------  ---------

  Gross Written Premium................       172,211      100%        171,249     100%       142,524        100%
                                            =========     ====       =========    ====      ---------  =========

  Ceded Written Premium................       (83,729)                 (80,369)               (58,356)
                                            ---------                ---------              ---------
  Net Written Premium..................     $  88,482                $  90,880              $  84,168
                                            =========                =========              =========

LLOYD'S OPERATIONS

     Lloyd's Marine Premium. In 1998, NCUL and Millennium wrote $46.6 million of marine premium through providing capacity to Lloyd's Syndicate 1221 managed by MTC. NCUL wrote $24.7 million of marine premium through providing capacity to two Lloyd's syndicates in 1997 including Syndicate 1221.

     Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company estimates its participation in each year and timely accrues the expected results.

     Lloyd's Syndicate 1221 had capacity of $111.1 million in 1998 and $113.1 million in 1997. The Company participated through NCUL and Millennium for an aggregate 39.5% of the 1998 business and through NCUL for 22.8% of the 1997 business produced by MTC for Syndicate 1221. The Lloyd's marine business has been subject to continued pricing competition resulting in less premiums per risk relative to certain prior years. As a result, the Company wrote less than the capacity available.

     At December 31, 1998, Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1996 underwriting year resulting in a portfolio transfer to NCUL at December 31, 1998. This transaction accounted for the majority of the increase in the premium volume in the Company's Lloyd's operations from 1997 to 1998 generating $19.7 million as additional written and earned premium and losses incurred in the same amount at December 31, 1998. There was no gain or loss on the transaction. The amount agreed upon to close an underwriting year into the next year is referred to as the "reinsurance to close."

INSURANCE COMPANIES

     Marine Premium. Marine gross written premium (non-Lloyd's) increased 14% from 1997 to 1998 due to, beginning July 1, 1998, Navigators Insurance writing 100% of the marine risk and then ceding 40% to the pool members and to Navigators Insurance's participation in the marine pools increasing from 48% in 1997 to 60% in 1998. The 1997 increase from 1996 was due primarily to Navigators Insurance's increased participation in the marine pools from 41% in 1996 to 48% in 1997. Marine premium has been subject to continued pricing competition throughout 1997 and 1998.

     Aviation Premium. Aviation gross written premium decreased 33% from 1997 to 1998 as the result of Navigators Insurance's withdrawal from aviation business effective October 1998, other than a small amount of war and satellite business, due to inadequate pricing in the aviation insurance market. The 15% reduction in aviation gross written premium from 1996 to 1997 was due to decreasing the amount of exposure written per risk and to price competition.

     Inland Marine Premium. As of June 1997, the Company no longer writes inland marine business, other than onshore energy. The Somerset Companies produced the inland marine business written by the Insurance Companies.

     Onshore Energy Premium. In 1996, Navigators Insurance began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. In 1999, the Company will primarily write onshore energy business though its facilities at Lloyd's. The UK Branch will participate in the business written through Lloyd's.

     Engineering and Construction Premium. Somerset Asia began writing engineering and construction risks in Southeast Asia in 1997. The business was also written by Somerset UK beginning in late 1997. In 1999, the Company will write engineering and construction business through its facilities at Lloyd's instead of through the Somerset Companies. The UK Branch will participate in the business written through Lloyd's.

     Specialty Reinsurance and Program Insurance Premium. The reinsurance business was produced and managed by one of the Somerset Companies. This reinsurance premium consisted primarily of excess of loss and quota share property, surety, and other specialty reinsurance lines. Navigators Insurance did not renew this reinsurance business after 1995 except for a few specialty treaties. The program insurance, which began in 1995, was reduced for 1997, and currently consists of one managing general agent writing primarily general liability for contractors.

CEDED PREMIUM. In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The increase in the ceded premium from 1996 to 1997 and from 1997 to 1998 resulted from the engineering and construction business and the program business, which were heavily reinsured, and from increasing the reinsurance on the marine business. In addition, beginning July 1, 1998, Navigators Insurance began writing 100% of the marine risks and then ceded 40% to the pool members.

NET WRITTEN PREMIUM. The 2.6% decrease in net written premium from 1997 to 1998 was primarily due to the reduction in fourth quarter 1998 aviation premium and competitive pressure in the marketplace partially offset by the increase in the Lloyd's marine premium and Navigators Insurance increasing its participation in the marine pool to 60% in 1998 from 48% in 1997. The 8.0% increase in net written premium from 1996 to 1997 was primarily due to increases in the marine premium received from both the Somerset Companies and Lloyd's along with the new engineering and construction business, partially offset by decreases in the aviation and inland marine premium.

NET EARNED PREMIUM. The 7.3% increase in net earned premium from 1997 to 1998 and the 8.0% increase in net earned premium from 1996 to 1997 was primarily due to the increase in the net written premium in 1997.

COMMISSION INCOME. Commission income increased 29.2% to $6.6 million in 1998 from $5.1 million in 1997 due to the profit commission earned by MTC from the 1996 underwriting year partially offset by Navigators Insurance increasing its participation in the marine pool to 60% in 1998 from 48% in 1997 which decreased both the management commission and the profit commission. The MTC profit commission was also included as other operating expenses under bonus arrangements with certain of the MTC staff. The commission income decreased 42.2% from 1996 to 1997 due to Navigators Insurance increasing its participation in the marine pool from 41% in 1996 to 48% in 1997. Also, the 1996 commission income includes $826,000 of profit commissions earned under a management agreement with a former affiliate associated with Lloyd's.

NET INVESTMENT INCOME. Net investment income increased 5.4% to $15.2 million in 1998 from $14.4 million in 1997 due to the investment income allocated to NCUL and Millennium from the Lloyd's Syndicates on which they participate. Net investment income increased 6% to $14.4 million in 1997 from $13.6 million in 1996 due to the increase in invested assets and the decrease of municipal bonds in the portfolio, partially offset by a decrease in fiduciary funds held by the Somerset Companies resulting in less investment income from the funds.

     Operating Expenses.

     Net Losses and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 68.3%, 61.9%, and 62.2% in 1998, 1997 and 1996, respectively. The increase in the 1998 loss ratio compared to 1997 was primarily due to the Company's portion of the reinsurance to close the Lloyd's 1996 underwriting year amounting to $19.7 million which reflects estimated ultimate losses. The 1998 loss ratio excluding the reinsurance to close was 59.6% which decreased from 1997 primarily as the result of favorable loss experience on the Insurance Companies partially offset by slightly higher loss ratios on the Lloyd's business. The 1997 loss ratio improved modestly over 1996. The loss reserves are not discounted.

     Commission Expense. Commission expense as a percentage of net earned premium was 13.0%, 17.6%, and 15.5% for 1998, 1997 and 1996, respectively. The decrease in the 1998 commission expense ratio compared to 1997 was primarily due to the $19.7 million of reinsurance to close premium resulting from closing of the Lloyd's 1996 underwriting year. The 1998 commission expense ratio without the 1996 reinsurance to close premium was 16.6%. The increase in the 1997 commission expense ratio compared to 1996 was primarily due to increased excess of loss reinsurance purchased in 1997 on the marine, aviation and onshore energy lines of business which lowers net premium with no corresponding ceding commission to offset the commission expense incurred on the gross premium and to a generally higher commission percentage on the Lloyd's premium.

     Other Operating Expenses. Other operating expenses increased 9.1% to $24.3 million in 1998 over 1997 primarily due to expenses incurred by MTC (not included in 1997), and increased expenses relating to Somerset (UK) and Somerset Asia. The 8.9% increase from 1996 to 1997 was primarily due to expenses incurred by Somerset (UK) and Somerset Asia.

     Interest Expense. The increase in the interest expense from 1997 to 1998 was due to the higher loan and letter of credit balances in 1998. The decrease in the interest expense from 1996 to 1997 was due to $368,000 of interest expense in 1996 attributable to the Company's rollback liability under California Proposition 103 and to fluctuations in the loan balance.

     Income Taxes. The income tax expense was $3.7 million, $4.6 million and $4.1 million for 1998, 1997 and 1996, respectively. The effective tax rates for 1998, 1997 and 1996 were 24%, 27% and 20%, respectively. The decrease in the 1998 rate compared to the 1997 rate was primarily due to revenues in Somerset
(UK) and Somerset Asia beginning to utilize some of the operating losses generated by the foreign operations. The increase in the 1997 rate compared to 1996 was primarily due to not being able to utilize the losses from Somerset
(UK) and Somerset Asia. The Company had a net operating loss carryforward of $3.0 million at December 31, 1995 which was fully utilized in 1996. The Company had alternative minimum tax ("AMT") carryforwards of $4.7 million, $5.1 million and $5.8 million at December 31, 1998, 1997 and 1996, respectively. The AMT carryforwards were primarily attributable to the tax benefits from municipal bond interest. The Company began reducing its municipal bond portfolio in 1997.

     As of December 31, 1998 and 1997, the net deferred Federal and foreign tax asset was $8.0 million. At December 31, 1998 the Company had a $1.6 million valuation allowance against its deferred Federal tax asset compared to a $1.1 million valuation allowance at December 31, 1997. The valuation allowance is necessitated by the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations.

     Net Income. The Company's net income decreased in 1998 to $11.5 million from $12.5 million in 1997 and from $16.8 million in 1996 primarily due to price competition and expenses related to the expansion in London and Australia.


LIQUIDITY AND CAPITAL RESOURCES

     Cash flow provided by (used in) operations was ($3.0) million, $12.5 million and $7.3 million for 1998, 1997 and 1996, respectively. Operating cash flow has been used primarily to acquire additional investment assets with net purchases (disposals) during 1998, 1997 and 1996 of ($1.1) million, $17.6 million and $11.5 million, respectively. The negative cash flow in 1998 was primarily due to the payment of loss reserves on runoff business and less premiums received, partially due to Lloyd's disbursing cash only after an underwriting year has closed, normally three years later.

     At December 31, 1998, the Company had committed approximately $300,000 to continue to enhance its hardware and software computer systems in 1999.

     Invested assets and cash (excluding fiduciary funds held by the Somerset Companies) increased from $240.7 million at December 31, 1996 to $258.6 million at December 31, 1997 and decreased to $257.2 million at December 31, 1998. Investment income during this period was $13.6 million in 1996, $14.4 million in 1997 and $15.2 million in 1998. The average yield of the portfolio, excluding net realized capital gains, was 5.4% in 1996, 5.6% in 1997, and 5.9% in 1998 reflecting the prevailing interest rates during those years and the decrease in the tax-exempt portfolio beginning in 1997. As of December 31, 1998, all fixed maturity securities and equity securities held by the Company were classified as available-for-sale.

     The average rating of the Company's fixed maturity investments is AA by Standard & Poor's and Aa by Moody's. The Company has no significant exposure to credit risk since the Company's fixed maturity investment portfolio primarily consists of investment grade bonds. The portfolio has an average maturity of less than seven years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity. This ensures the Company's ability to satisfy claims or expenses as they become due.

     The increase in the reinsurance receivable on paid and unpaid losses and loss adjustment expenses, and the increase for reserves for losses and loss adjustment expenses at December 31, 1998 as compared to 1997 was primarily due to energy and engineering claims reported in the fourth quarter which were heavily reinsured, and the Lloyd's "reinsurance to close" loss portfolio for the 1996 underwriting year.

     At December 31, 1996, $17.0 million in loans were outstanding at an interest rate of 6.5% and letters of credit with an aggregate face amount of $27.1 million were issued under the Company's bank credit facility. A December 11, 1997 amendment to the bank credit facility increased the revolving credit loan facility from $20 million to $25 million. At December 31, 1997, $20 million in loans were outstanding under the revolving credit loan facility at an interest rate of 6.9% and letters of credit with an aggregate face amount of $26.0 million were issued under the letter of credit facility.

         On November 21, 1998, the Company entered into a new bank credit facility which replaced the prior facility. The new credit facility provides a $25 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 0.875%. The line of credit facility reduces each quarter by amounts between $1.0 million and $2.25 million beginning January 1, 2000 until it terminates on November 19, 2003. At December 31, 1998, $23.5 million in loans were outstanding under the revolving line of credit facility at an interest rate of 5.9%. The credit facility also provides for a $60 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221 managed by MTC. At December 31, 1998, letters of credit with an aggregate face amount of $29.2 million were issued under the letter of credit facility. No letters of credit have been drawn upon.

     Total stockholders' equity was $143.3 million at December 31, 1998, a 9.2% increase for the year primarily as the result of the Company's earnings in 1998.

     The Company was within the usual values for all NAIC's IRIS ratios as of December 31, 1997 and 1998.

     The Company's reinsurance has been placed with various U.S. companies rated "A-" or better by A.M. Best Company, Inc., as well as with foreign insurance companies and with selected syndicates of Lloyd's. Certain syndicates at Lloyd's ("Loss Syndicates") and the Lloyd's market as a whole have reported significant losses in recent years. The Company has not placed any material amounts of reinsurance with these Loss Syndicates. Pursuant to the implementation of Lloyd's Plan of Reconstruction and Renewal, a significant portion of the Company's recoverables from the Loss Syndicates are now reinsured by Equitas (a separate UK authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account).

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

ECONOMIC CONDITIONS

     The Company is a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct affect on the Company's underwriting operations. They do, however, impact the Company's investment portfolio. A decrease in interest rates will tend to decrease the Company's yield on its invested assets.

     Management considers the potential impact of these economic trends in estimating loss reserves. Management believes that the underwriting controls it maintains, and the fact that the majority of the Company's business is in lines of insurance which have relatively short loss payout patterns, assist in estimating ultimate claim costs more accurately and lessen the potential adverse impact of the economy on the Company.

YEAR 2000 COMPLIANCE

     Overview of the Year 2000 Issue

     The "Year 2000 Issue" or "Y2K Issue" is a term used to describe the predicted problems that may arise as a result of the inability of some computer programs and embedded chips to distinguish dates beginning with 19 from dates beginning with 20. This Y2K Issue could result in a variety of potential problems for all businesses from inaccurate processing of dates and date-sensitive calculations to system failures and disruptions in operations. The Company has considered the Y2K Issue a high priority since 1996 and has taken certain steps to address this important aspect of its operations.

     The Company's State of Readiness

     The Company's preparation for Y2K Issues has been ongoing for over two years and continues to proceed. The Company formed a Y2K Executive Committee comprised of senior management in all areas of our operations including financial, underwriting, claims and information technology departments. The Executive Committee has addressed the Y2K Issue from three different perspectives: (1) internal hardware/software compliance; (2) third-party vendor compliance; and (3) the Company's underwriting and claims position.

     The Company's overall Y2K plan of action consists of at least five phases. Phase one was an initial awareness stage that involved the identification and inventory of information technology and non-information technology systems that are critical to the operation of the Company. This stage included developing a listing of material business relationships with hardware/software providers and third-party vendors. The Company believes this information gathering stage is now 100% complete. Nevertheless, the Company continues to review this area to determine whether any supplemental information may be necessary.

     In phase two, the results of the awareness stage were assessed to determine what actions should be taken to address Y2K compliance. During this stage, the Company analyzed what items were believed to have a significant risk to any aspect of the Company's operations. The Company believes this assessment is now 100% complete, but continues to evaluate its assessment to determine whether any additional actions should be taken to protect the Company.

     Phase three consists of the repair and/or replacement of material systems that were determined not to be Y2K compliant. With respect to internal hardware/software compliance, the Company has recently replaced its underwriting, claims and accounting systems with state-of-the-art systems that are Y2K compliant. The conversion of existing data from our old systems is 100% complete and the new systems are operational. The Company has also upgraded all personal desktop computers with new high quality Y2K compliant computers.

     Phase four consists of testing of our new computer systems to verify they are Y2K compliant. This process is ongoing and at present is approximately 60% complete. The Company will continue the testing process, and anticipates completing all testing by June 30, 1999. In addition, the Company has requested Y2K compliance certifications from its significant third-party vendors. Certifications have been received from our new software and hardware providers. Each reply will be evaluated to determine the Company's future relationship with each respondent and whether any remedial action is necessary.

     Phase five calls for the Company to develop contingency plans in the event some aspects of either the internal systems or third-party vendors are adversely effected by a Y2K situation. Since the Company's internal system testing is incomplete and all third-party vendors have not provided Y2K compliance certifications, the contingency plans specific to Y2K are still evolving. However, in the normal course of business, the Company maintains detailed contingency plans designed to protect and secure its business records and data in the event of a business interruption. Also, the Company has back-up procedures that do not rely upon computers. In the event of an interruption due to an outside vendor being non-Y2K compliant, and assuming that the Company's phone and fax lines and mail delivery services are operational, the Company may operate its business without material effect. Much of the Company's day-to-day operation depends upon client contact and claims service. The Company has the ability to issue manual checks to our clients and vendors which will allow the Company to continue normal business operations in the event of a short-term computer shutdown.

     Since the Company operates in New York, Houston, Seattle, San Francisco and London, if one office does experience a business interruption, phone and fax communications may be re-routed to the other offices. This will ensure uninterrupted service for our clients. While every possible scenario cannot be anticipated, the Company believes it has instituted contingency measures to adequately address most issues that may arise.

     The Costs to Address the Company's Y2K Issues

     To date, the Company has spent approximately $1.2 million on the replacement of the underwriting, claims and accounting systems that needed to be replaced regardless of the Y2K Issue. Prospectively, the Company estimates the cost of completing testing and potential contingency action to be approximately $300,000. These costs will be expended out of working capital, and the Company believes such prospective costs will not have a material effect on liquidity or financial condition. No information technology projects have been deferred due to the Company's Y2K efforts and expenditures.

     The Risks of the Company's Y2K Issues

     The failure to resolve its Y2K Issues could result in the interruption of normal business operations and could materially affect the Company's financial condition. However, the Company believes that its past and continuing efforts will adequately address its internal Y2K Issues. Many factors outside the company's control could effect its Y2K readiness. Due to the uncertainty of how potential Y2K problems may effect the business community in general, the Company is unable to determine at this time whether the consequences of Y2K non-compliance may have a material impact on the Company's results of operation, liquidity or financial condition. Also, there can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

     The Company is also at risk from its policyholders' claims for insurance coverage due to their Y2K exposures. Although the Company has not received any insurance claims based on losses resulting from Y2K Issues, there can be no assurance that policyholders will not suffer losses of this type and seek compensation under the Company's insurance policies. If any claims are made, the Company's obligations, if any, will depend on the facts and circumstances of the claim and provisions of the policy. At this time, the Company is unable to determine whether an adverse impact, if any, in connection with the foregoing circumstances would be material.

     The aforementioned Year 2000 discussion contains forward-looking statements about matters that are inherently difficult to predict with respect to completion of Year 2000 compliance and the effect on the Company. Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could materially affect future results.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1998. The Company's market risk sensitive instruments are entered into for purposes other than trading.

     The carrying value of the Company's investment portfolio as of December 31, 1998 was $254.4 million of which 97.7% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no commodity risk.

     For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

     For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1997. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

     The Company is subject to interest rate risk on its notes payable to banks as changes in interest rates would impact future earnings, however, this interest rate risk exposure is not considered significant.

     Sensitivity Analysis

     Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

     In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes fixed maturities and short-term investments. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

     For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 1998.

     The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $12.9 million based on a 100 basis point increase in interest rates as of December 31, 1998. This loss amount only reflects the impact on an interest rate increase on the fair value of the Company's fixed income and short-term securities, which constitute approximately 42% of total assets as of December 31, 1998.

     Based on the sensitivity analysis model used by the Company, the loss in fair value of market sensitive instruments, as a result of a 100 basis point increase in interest rates as of December 1998, is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required in response to this section are submitted as part of Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of the directors and officers of the registrant is contained under "Election of Directors" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement, which information is incorporated herein by reference.

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

          (b) Reports on Form 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               The Navigators Group, Inc.
                                               (Registrant)


Dated:  March 29, 1999                         By:/s/ BRADLEY D. WILEY
                                                  ------------------------
                                                  Bradley D. Wiley
                                                  Senior Vice President, CFO
                                                  and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                            TITLE                            DATE
----                            -----                            ----

/s/ TERENCE N. DEEKS            Chairman, President and CEO      March 29, 1999
-----------------------------   (Principal Executive Officer)
Terence N. Deeks

/s/ BRADLEY D. WILEY            Senior Vice President, CFO       March 29, 1999
-----------------------------   and Secretary
Bradley D. Wiley                (Principal Financial Officer)

/s/ SALVATORE A. MARGARELLA     Vice President & Treasurer       March 29, 1999
-----------------------------   (Principal Accounting Officer)
Salvatore A. Margarella

/s/ ROBERT M. DEMICHELE         Director                         March 29, 1999
-----------------------------
Robert M. DeMichele

/s/ LEANDRO S. GALBAN, JR.      Director                         March 29, 1999
-----------------------------
Leandro S. Galban, Jr.

/s/ JOHN F. KNIGHT              Director                         March 29, 1999
-----------------------------
John F. Knight

/s/ MARC M. TRACT               Director                         March 29, 1999
-----------------------------
Marc M. Tract

/s/ WILLIAM D. WARREN           Director                         March 29, 1999
-----------------------------
William D. Warren

/s/ ROBERT F. WRIGHT            Director                         March 29, 1999
-----------------------------
Robert F. Wright

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report  ............................................  F-2

Consolidated Balance Sheets at December 31, 1998 and 1997  ...............  F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998  .............................  F-4

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1998  ......................  F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998  .............................  F-6

Notes to Consolidated Financial Statements  ..............................  F-7

SCHEDULES:

Schedule I     Summary of Consolidated Investments--other than
               investments in related parties  ...........................  S-1

Schedule II    Condensed Financial Information of Registrant  ............  S-2

Schedule III   Supplementary Insurance Information  ......................  S-5

Schedule IV    Reinsurance  ..............................................  S-6

Schedule V     Valuation and Qualifying Accounts  ........................  S-7

Schedule VI    Supplementary Insurance Information Concerning
               Property/Casualty Insurance Operations  ...................  S-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Navigators Group, Inc.

     We have audited the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                    KPMG LLP


New York, New York
March 26, 1999

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                                DECEMBER 31,
                                                                                                       ----------------------------
                                                                                                          1998               1997
                                                                                                       ---------          ---------
                                                      ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1998, $232,021; 1997, $218,418) .........................................         $ 240,233          $ 226,834
  Equity securities, available-for-sale, at fair value (cost: 1998, $6,506;
    1997, $4,557) ............................................................................             7,400              6,132
  Short-term investments, at cost which approximates fair value ..............................             5,647             22,579
  Cash .......................................................................................             2,807              1,251
  Other investments ..........................................................................             1,145              1,776
                                                                                                       ---------          ---------
         Total investments and cash ..........................................................           257,232            258,572

Premiums in course of collection .............................................................            76,321             45,847
Commissions receivable .......................................................................             7,823              6,434
Accrued investment income ....................................................................             3,219              3,121
Prepaid reinsurance premiums .................................................................            25,699             20,405
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses ................           200,017            147,104
Federal income tax recoverable ...............................................................               398                164
Net deferred Federal and foreign income tax benefit ..........................................             8,002              7,994
Deferred policy acquisition costs ............................................................             4,303              5,403
Other assets .................................................................................             9,072              6,163
                                                                                                       ---------          ---------

         Total assets ........................................................................         $ 592,086          $ 501,207
                                                                                                       =========          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ...........................................         $ 342,444          $ 278,432
  Unearned premium ...........................................................................            51,295             48,659
  Reinsurance balances payable ...............................................................            24,858             16,539
  Notes payable to banks .....................................................................            23,500             20,000
  Deferred state and local income tax ........................................................             1,152              1,184
  Note payable to stockholder ................................................................                --                942
  Accounts payable and other liabilities .....................................................             5,571              4,209
                                                                                                       ---------          ---------
         Total liabilities ...................................................................           448,820            369,965
                                                                                                       ---------          ---------

Commitments and contingencies ...............................................................

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued ..................                --                 --
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued and outstanding 8,447,926 in 1998 and 8,368,167 in 1997 ...........................               845                837
  Additional paid-in capital .................................................................            39,332             38,119
  Accumulated other comprehensive income:
    Net unrealized gains on securities available-for-sale (net of tax of
    $3,187 in 1998 and $3,497 in 1997) .......................................................             5,919              6,494
     Foreign currency translation adjustment, net of tax .....................................              (172)               (61)
  Retained earnings ..........................................................................            97,342             85,853
                                                                                                       ---------          ---------
         Total stockholders' equity ..........................................................           143,266            131,242
                                                                                                       ---------          ---------
             Total liabilities and stockholders' equity ......................................         $ 592,086          $ 501,207
                                                                                                       =========          =========

          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------------
                                                                                     1998                 1997               1996
                                                                                  ---------           ---------           ---------
Revenues:
  Net earned premium ..................................................           $  91,203           $  85,002           $  78,731
  Commission income ...................................................               6,569               5,083               8,798
  Net investment income ...............................................              15,209              14,435              13,614
  Net realized capital gains ..........................................               1,431               2,827                 503
  Other income ........................................................                 708                 870               1,142
                                                                                  ---------           ---------           ---------
         Total revenues ...............................................             115,120             108,217             102,788
                                                                                  ---------           ---------           ---------

Operating expenses:
  Net losses and loss adjustment expenses incurred ....................              62,322              52,620              48,977
  Commission expense ..................................................              11,864              14,938              12,171
  Other operating expenses ............................................              24,264              22,231              20,417
  Interest expense ....................................................               1,517               1,244               1,737
                                                                                  ---------           ---------           ---------
         Total operating expenses .....................................              99,967              91,033              83,302
                                                                                  ---------           ---------           ---------

Equity income in affiliated company, net of tax .......................                  --                  --               1,388

Income before income tax expense ......................................              15,153              17,184              20,874

Income tax expense (benefit):
    Current ...........................................................               3,100               3,879               4,280
    Deferred ..........................................................                 564                 759                (158)
                                                                                  ---------           ---------           ---------
         Total income tax expense .....................................               3,664               4,638               4,122
                                                                                  ---------           ---------           ---------

  Net income ..........................................................           $  11,489           $  12,546           $  16,752
                                                                                  =========           =========           =========

Net income per common share:
   Basic  ..............................................................          $    1.37           $    1.51           $    2.04
   Diluted  ............................................................          $    1.36           $    1.50           $    2.02

Average common shares outstanding:
   Basic................................................................              8,414               8,296               8,197
   Diluted  ............................................................              8,459               8,385               8,286


          See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------------
                                                                     1998                     1997                      1996
                                                                     ----                     ----                      ----
Preferred Stock
    Balance at beginning and end of year ...............   $      --                 $      --                $      --
                                                           =========                 =========                =========
Common stock
     Balance at beginning of year ......................   $     837                 $     824                $     817
     Issuance of common stock during the year ..........           8                        13                        7
                                                           ---------                 ---------                ---------
     Balance at end of year ............................   $     845                 $     837                $     824
                                                           =========                 =========                =========

Additional paid-in capital
     Balance at beginning of year ......................   $  38,119                 $  36,202                $  35,321
     Issuance of common stock during the year ..........       1,213                     1,917                      881
                                                           ---------                 ---------                ---------
     Balance at end of year ............................   $  39,332                 $  38,119                $  36,202
                                                           =========                 =========                =========

Retained earnings
     Balance at beginning of year ......................   $  85,853                 $  73,307                $  56,555
     Net income ........................................      11,489    $  11,489       12,546    $  12,546      16,752   $  16,752
                                                           ---------    ---------    ---------    ---------   ---------   ---------
     Balance at end of year ............................   $  97,342                 $  85,853                $  73,307
                                                           =========                 =========                =========

Accumulated Other Comprehensive Income
    Balance at beginning of year .......................   $   6,433                 $   5,209                $   6,383
    Net unrealized gains (losses) on securities, net of
     tax (benefit) expense of ($310), $734, and
     ($615) in 1998, 1997 and 1996, respectively (1) ...                     (575)                    1,363                  (1,142)
    Foreign currency loss net of tax benefit
     of $60, $75 and $17 in 1998, 1997 and 1996,
     respectively ......................................                    (111)                      (139)                    (32)
                                                                        ---------                 ---------               ---------
   Other comprehensive income/(loss) ...................        (686)        (686)       1,224        1,224      (1,174)     (1,174)
                                                           ---------    ---------    ---------    ---------   ---------   ---------
    Comprehensive income ...............................                $  10,803                 $  13,770               $  15,578
                                                                        =========                 =========               =========

    Balance at end of year .............................       5,747                     6,433                    5,209
                                                           =========                 =========                =========

Total stockholders' equity at end of year ..............   $ 143,266                 $ 131,242                $ 115,542
                                                           =========                 =========                =========

(1) Disclosure of reclassification amount:
      Unrealized holding gains arising during period ...                $     628                 $   3,409               $    (815)
      Less: reclassification adjustment for net gains
         included in net income ........................                   (1,203)                   (2,046)                   (327)
                                                                        ---------                 ---------               ---------
      Net unrealized gains (losses) on securities ......                $    (575)                $   1,363               $  (1,142)
                                                                        =========                 =========               =========

See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                       --------------------------------------------
                                                                                         1998               1997              1996
                                                                                       --------          --------          --------
 Operating activities:
    Net income ...............................................................         $ 11,489          $ 12,546          $ 16,752
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
      Depreciation & amortization ............................................              833               526               593
      Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses ...................................          (52,913)           (3,759)            4,012
      Reserve for losses and loss adjustment
       expenses ..............................................................           64,012             8,831            (4,253)
      Prepaid reinsurance premiums ...........................................           (5,294)           (8,865)           (1,726)
      Unearned premium .......................................................            2,636            14,743             7,163
      Premiums in course of collection .......................................          (30,474)          (10,738)          (17,137)
      Commissions receivable .................................................            2,272               348              (734)
      Deferred policy acquisition costs ......................................            1,100            (1,746)           (1,134)
      Accrued investment income ..............................................              (59)              181                47
      Reinsurance balances payable ...........................................            8,319             4,958             5,169
      Federal income tax .....................................................             (261)             (131)           (1,276)
      Net deferred Federal and foreign income tax ............................              595               683               (57)
      Net realized capital (gains) ...........................................           (1,431)           (2,827)             (503)
      Other ..................................................................           (3,813)           (2,253)              349
                                                                                       --------          --------          --------
        Net cash provided by (used in) operating activities ..................           (2,989)           12,497             7,265
                                                                                       --------          --------          --------

 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities .............................................           24,074             9,745            14,683
      Sales ..................................................................           28,664            75,368            35,273
      Purchases ..............................................................          (66,373)          (93,679)          (57,212)
    Equity securities, available-for-sale
      Sales ..................................................................            3,285             9,624             2,340
      Purchases ..............................................................           (3,083)           (4,017)           (3,891)
    Payment for purchase of MTC net of cash acquired .........................           (5,321)               --                --
    Payable for securities purchased .........................................            2,832            (2,815)            1,268
    Net sales (purchases) of short-term investments ..........................           16,932           (10,757)           (4,533)
    Other investments ........................................................            1,262              (132)              820
    Purchase of property and equipment .......................................           (1,166)             (974)             (273)
                                                                                       --------          --------          --------
      Net cash provided by (used in) investing activities ....................            1,106           (17,637)          (11,525)
                                                                                       --------          --------          --------
Financing activities:
    Proceeds from bank loan ..................................................            3,500             3,000                --
    Repayment of bank loan ...................................................             (340)               --            (2,500)
    Proceeds from exercise of stock options ..................................            1,221             1,931               887
    Repayment of note payable to stockholder .................................             (942)               --                --
                                                                                       --------          --------          --------
      Net cash provided by (used in) financing activities ....................            3,439             4,931            (1,613)
                                                                                       --------          --------          --------
Increase (decrease) in cash ..................................................            1,556              (209)           (5,873)
Cash at beginning of year ....................................................            1,251             1,460             7,333
                                                                                       --------          --------          --------
Cash at end of year ..........................................................         $  2,807          $  1,251          $  1,460
                                                                                       ========          ========          ========

Federal income tax paid ......................................................         $  3,200          $  3,200          $  4,928
State and local income tax paid ..............................................              399               880               307
Interest paid ................................................................            1,605             1,222             2,069

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

     The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and, pursuant to an intercompany reinsurance pooling agreement, cedes 100% of its gross direct writings from this business to Navigators Insurance in exchange for assuming 10% of Navigators Insurance's net premium. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

     Navigators Corporate Underwriters Limited ("NCUL"), a subsidiary formed in the fourth quarter of 1996, is admitted to underwrite marine and related lines of business at Lloyd's of London ("Lloyd's") as a corporate member with limited liability.

     Six of the Company's subsidiaries are underwriting management companies:
Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Marine (UK) Limited ("Somerset UK") and Somerset Asia Pacific Pty. Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and six unaffiliated insurance companies.

     Somerset Asia was formed in the third quarter of 1996 and operates from an office in Sydney, Australia. This office concentrated on marine, onshore energy, engineering and construction business primarily in Indonesia, Thailand, Malaysia, Taiwan, China and Vietnam. Somerset Asia began writing business in early 1997 and is supported by Somerset Services Pte. Limited which provides loss prevention consultancy to Somerset Asia's assureds and producers. Somerset Services Pte. Limited, a wholly owned subsidiary of Somerset Asia, was formed in September 1997 and is located in Singapore. As of January 1, 1999, Somerset Asia may write a small amount of marine business only. The onshore energy, engineering and construction business will be underwritten through the Company's Lloyd's facilities.

     Somerset UK, formed in the fourth quarter of 1996, concentrated on marine, aviation, onshore energy, engineering and construction business. Navigators Insurance was authorized to operate an United Kingdom ("UK") Branch on October 22, 1997. Somerset UK began producing business in the fourth quarter of 1997 for the UK Branch of Navigators Insurance (the "UK Branch"). Effective January 1, 1999, Somerset UK will produce only marine business for the UK Branch. The UK Branch may participate in the onshore energy, engineering and construction business to be written through the Company's Lloyd's facilities in 1999.

     Navigators Holdings (UK) Limited was formed on September 15, 1997 as a holding company for the Company's UK subsidiaries.

     During 1998, the Company merged Somerset Georgia, Inc. into Somerset Marine, Inc. The Company also owns Somerset Marine Aviation Property Managers, Inc., an inactive subsidiary.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from the Somerset Companies through either business written specifically for the Insurance Companies or through Navigators Insurance's participation in insurance pools managed by the Somerset Companies. The insurance business and operations of the Insurance Companies are managed by Somerset Marine, Inc.

     In January 1998, the Company purchased 100% of Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"). The purchase price consists of initial cash payments plus future performance contingent consideration. The purchase was funded through a bank loan and working capital. The acquisition has been accounted for under the purchase method of accounting. The purchase price was approximately $5,000,000. In addition, the purchase agreement requires payment of additional consideration based on the performance of Lloyd's Syndicate 1221 managed by MTC. Goodwill of approximately $4,000,000 has been recorded to date in connection with the transaction. The goodwill is being amortized over 20 years. Additional goodwill may be recorded in future years when the amount of the future performance contingencies are determinable.

INVESTMENTS

     Investments are classified into one of three categories. Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. As of December 31, 1998 and 1997, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method.

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

PREMIUM REVENUES

     Insurance and reinsurance premiums are recognized as income by the Insurance Companies during the terms of the related policies based on reports received from the Somerset Companies and ceding reinsurers. Unearned premium reserves are established to cover the unexpired portion of written premiums.

COMMISSION INCOME

     Commission income, based on estimated gross premiums earned from non-affiliated insurers, is recognized over the terms of the related policies. Contingent commission income, based on estimated net underwriting results from non-affiliated insurers, is included in commission income in the accompanying consolidated financial statements. Changes in prior estimates of commission income and contingent commission income are recorded when such changes become known.

DEFERRED POLICY ACQUISITION COSTS

     Costs of acquiring business which vary with and are directly related to the production of business are deferred and amortized ratably over the period that the related premiums are recognized as earned. Such costs primarily include commission expense, management fees and premium taxes. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses based on historical and current experience and anticipated investment income.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business, for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in income currently. Management believes that the unpaid losses and loss adjustment expenses are adequate to cover the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not exceed such amounts.

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

DEPRECIATION AND AMORTIZATION

     Depreciation of furniture and fixtures and electronic data processing equipment is provided over the estimated useful lives of the respective assets, ranging from 3 to 5 years, using the straight-line method. Amortization of leasehold improvements is provided over the estimated lives of the leases using the straight-line method.

GOODWILL

     Goodwill was $3.8 million at December 31, 1998, net of accumulated amortization of $ 203,000. There was no goodwill in 1997. The 1998 amortization expense was $203,000.

     The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct write-off if, in management's judgment, it was probable that projected future operating income, before amortization of goodwill, would not be sufficient on an undiscounted basis to recover the carrying value.

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

ADOPTION OF ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income, and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS 130 establishes standards for reporting comprehensive income and its components, in general purpose financial statements. SFAS 131 establishes standards for reporting information about operating segments. Prior period comparative information has been restated to conform with SFAS 130 and 131, which had no impact on the Company's results of operations or financial condition. In connection with the adoption of SFAS 131, the Company has determined that it has three operating segments.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 is not applied retroactively to financial statements of prior periods. The adoption of this statement will have no effect on the Company's results of operations or financial condition.

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

     SOP 98-5, Reporting the Costs of Start-Up Activities, was issued in April 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application of this SOP will be reported as the cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The adoption of the SOP is not expected to have a material effect on the Company's results of operations or financial condition.

NOTE 2.  INVESTMENTS

     The Company's fixed maturities and equity securities at December 31, 1998 and 1997 were as follows:

                                                                                     GROSS             GROSS
                                                                   AMORTIZED      UNREALIZED          UNREALIZED           FAIR
DECEMBER 31, 1998                                                COST OR COST        GAINS             (LOSSES)            VALUE
-----------------                                                ------------      ---------          ---------          ---------
                                                                                           (In thousands)
Fixed maturities:
   U.S. Government, government
        agencies and authorities ........................         $  15,281         $     249          $     (68)         $  15,462
   States, municipalities and  political
        subdivisions ....................................           120,276             6,171                (57)           126,390
    Mortgage and asset backed ...........................            79,901             1,636               (204)            81,333
    Corporate bonds .....................................            15,540               420                 (4)            15,956
    Redeemable preferred stock ..........................             1,023                69                 --              1,092
                                                                  ---------         ---------          ---------          ---------

Total fixed maturities ..................................         $ 232,021         $   8,545          $    (333)         $ 240,233
                                                                  =========         =========          =========          =========

Equity securities - common stocks .......................         $   6,506         $   1,364          $    (470)         $   7,400
                                                                  =========         =========          =========          =========

                                                                                     GROSS             GROSS
                                                                   AMORTIZED      UNREALIZED         UNREALIZED            FAIR
DECEMBER 31, 1997                                                COST OR COST        GAINS            (LOSSES)             VALUE
-----------------                                                ------------      ---------          ---------          ---------
                                                                                           (In thousands)
Fixed maturities:
   U.S. Government, government
        agencies and authorities ........................         $   9,794         $     333          $     (10)         $  10,117
   States, municipalities and  political
        subdivisions ....................................           126,154             6,377                (57)           132,474
    Mortgage and asset backed ...........................            70,166             1,461                (14)            71,613
    Corporate bonds .....................................            11,279               261                 --             11,540
    Redeemable preferred stock ..........................             1,025                65                 --              1,090
                                                                  ---------         ---------          ---------          ---------

Total fixed maturities ..................................         $ 218,418         $   8,497          $     (81)         $ 226,834
                                                                  =========         =========          =========          =========

Equity securities - common stocks .......................         $   4,557         $   1,660          $     (85)         $   6,132
                                                                  =========         =========          =========          =========

     The Company's fixed maturity securities by years of maturity were as follows:

            PERIOD FROM                                                              PERCENT                               PERCENT
          DECEMBER 31, 1998                                          FAIR              OF              AMORTIZED             OF
            TO MATURITY                                              VALUE          PORTFOLIO             COST            PORTFOLIO
            -----------                                           ---------         ---------          ---------          ---------
                                                                                       (Dollars in thousands)
One year or less ........................................         $   5,757               2.4%         $   5,710                2.5%
One year to five years ..................................            62,804              26.1             60,283               26.0
Five years to ten years .................................            64,504              26.8             60,996               26.2
More than ten years .....................................            25,835              10.8             25,131               10.9
Mortgage and asset backed ...............................            81,333              33.9             79,901               34.4
                                                                  ---------         ---------          ---------          ---------
               Total ....................................         $ 240,233             100.0%         $ 232,021              100.0%
                                                                  =========         =========          =========          =========

     Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Net investment income of the Company was derived from the following sources:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                  1998                 1997                   1996
                                                                               --------              --------              --------
                                                                                                  (In thousands)
Fixed maturities .................................................             $ 13,784              $ 13,248              $ 12,481
Equity securities ................................................                  230                   292                   266
Short-term investments ...........................................                1,874                 1,613                 1,529
                                                                               --------              --------              --------
                                                                                 15,888                15,153                14,276
Investment expenses ..............................................                 (679)                 (718)                 (662)
                                                                               --------              --------              --------

Net investment income ............................................             $ 15,209              $ 14,435              $ 13,614
                                                                               ========              ========              ========

     The Company's realized capital gains and losses were as follows:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                  1998                 1997                   1996
                                                                               --------              --------              --------
                                                                                                  (In thousands)
Fixed maturities:
    Gains ........................................................             $    768              $    786              $    479
    (Losses) .....................................................                  (99)                 (269)                 (375)
                                                                               --------              --------              --------
                                                                                    669                   517                   104
                                                                               --------              --------              --------
Equity securities and other investments:
    Gains ........................................................                1,196                 2,868                   456
    (Losses) .....................................................                 (434)                 (558)                  (57)
                                                                               --------              --------              --------
                                                                                    762                 2,310                   399
                                                                               --------              --------              --------

Net realized capital gains .......................................             $  1,431              $  2,827              $    503
                                                                               ========              ========              ========

     At December 31, 1998 and 1997, fixed maturities with amortized values of $6,791,000 and $6,775,000 respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 1998 and 1997, $135,962 and $132,000, respectively, were on deposit with the Bank of England for Navigators Insurance's UK Branch. Also, at December 31, 1998 and 1997, fixed maturities with amortized values of $842,000 and $851,000, respectively, were pledged as security under a reinsurance treaty.

     At December 31, 1997, the Company did not have a concentration of greater than 10% of invested assets in a single issuer.

     In 1998, the Company disposed of its investment in Riverside Underwriters Plc ("Riverside"). The Company recorded a loss on the disposal of (pound)250,000 (converted to $420,000). The remaining payments of (pound)300,000 and (pound)225,000 are due in 1999 and 2000, respectively.

     Included in 1996 income was $1,388,000 of equity income, net of tax from Riverside. Pretax earnings for 1998 and 1997 of $393,000 and $561,000 are included in other income since the investment was no longer carried under the equity method. The Company records its share of Riverside's earnings from underwriting when sufficient information becomes available to provide reasonable estimates of earned premiums and losses.

NOTE 3.  NOTES PAYABLE AND LOANS

     At December 31, 1996, $17.0 million in loans were outstanding at an interest rate of 6.5% and letters of credit with an aggregate face amount of $27.1 million were issued under the Company's bank credit facility. At December 11, 1997 amendment to the bank credit facility increased the revolving credit loan facility from $20 million to $25 million. At December 31, 1997, $20 million in loans were outstanding under the revolving credit loan facility at an interest rate of 6.9% and letters of credit with an aggregate face amount of $26.0 million were issued under the letter of credit facility.

         On November 21, 1998, the Company entered into a new bank credit facility which replaced the prior facility. The new credit facility provides a $25 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 0.875%. The line of credit facility reduces each quarter by amounts between $1.0 million and $2.25 million beginning January 1, 2000 until it terminates on November 19, 2003. At December 31, 1998, $23.5 million in loans were outstanding under the revolving line of credit facility at an interest rate of 5.9%. The credit facility also provides for a $60 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221 managed by MTC. At December 31, 1998, letters of credit with an aggregate face amount of $29.2 million were issued under the letter of credit facility. No letters of credit have been drawn upon.

     The bank credit facility is collateralized by shares of common stock of the Company's major subsidiaries. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated total stockholders' equity, statutory surplus, minimum liquidity, loss reserves and other financial ratios.

     At December 31, 1997, the Company also had a $942,000 note payable to its major stockholder bearing interest at 7%. This note was repaid during 1998.

NOTE 4.  FIDUCIARY FUNDS

     The Somerset Companies maintain fiduciary accounts for the insurance pools they manage. Functions performed by the Somerset Companies include underwriting business, collecting premiums from the insured, paying claims, collecting paid recoverables from reinsurers, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies. Funds belonging to the insurance pools are held in a fiduciary capacity.

     The fiduciary accounts as of December 31, 1998 and 1997 were as follows:

                                                            DECEMBER 31,
                                                    --------------------------
                                                      1998               1997
                                                    -------            -------
                                                          (In thousands)
Cash and short-term investments ..................  $ 7,015            $ 2,114
Premiums receivable ..............................   24,690             55,970
Reinsurance balances receivable ..................    7,688              4,644
                                                    -------            -------

  Total assets ...................................  $39,393            $62,728
                                                    =======            =======

Due to insurance companies .......................  $39,393            $62,728
                                                    -------            -------

  Total liabilities ..............................  $39,393            $62,728
                                                    =======            =======

     The fiduciary accounts above were not included in the accompanying consolidated balance sheets.

NOTE 5.  INCOME TAXES

     The components of current and deferred income tax expense (benefit) were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                       1998             1997             1996
                                                     -------          -------          -------
                                                                  (In thousands)
Current:
  Federal and foreign ........................       $ 2,887          $ 3,328          $ 3,652
  State and local ............................           213              551              628
                                                     -------          -------          -------

  Total ......................................       $ 3,100          $ 3,879          $ 4,280
                                                     =======          =======          =======

Deferred:
  Federal and foreign ........................       $   595          $   683          $   (57)
  State and local ............................           (31)              76             (101)
                                                     -------          -------          -------

  Total ......................................       $   564          $   759          $  (158)
                                                     =======          =======          =======


     A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------
                                                                1998                     1997                     1996
                                                                ----                     ----                     ----
                                                                                (Dollars in thousands)
Computed expected
  tax  expense ...................................      $ 5,304        35.0%     $ 6,014        35.0%     $ 7,306        35.0%
Tax-exempt interest ..............................       (2,139)      (14.1)      (2,538)      (14.8)      (2,793)      (13.4)
Dividends received
  deduction ......................................          (48)       (0.3)         (61)       (0.3)         (59)       (0.3)
State & local income taxes, net of
  Federal income tax .............................          118         0.8          408         2.4          347         1.7
Valuation allowance ..............................          465         3.0        1,108         6.4         (775)       (3.7)

Other ............................................          (36)       (0.2)        (293)       (1.7)          96         0.5
                                                        -------        ----      -------       -----      -------        ----

                                                        $ 3,664        24.2%     $ 4,638        27.0%     $ 4,122        19.8%
                                                        =======        ====      =======       =====      =======        ====

         The tax effects of temporary differences that give rise to Federal and foreign deferred tax assets and deferred tax liabilities were as follows:

                                                            DECEMBER 31,
                                                     -------------------------
                                                       1998             1997
                                                     --------         --------
                                                          (In thousands)
Deferred tax assets:
   Loss reserve discount ..........................  $  6,628         $  7,183
   Unearned premium ...............................     1,378            1,500
   Alternative minimum tax carryforward ...........     4,674            5,106
   Deferred state and local income tax ............       407              418
   Deferred compensation ..........................        52               30
   Loss from foreign operations ...................     1,794            1,108
   Other ..........................................       314              221
                                                     --------         --------
Total gross deferred tax assets ...................    15,247           15,566
Less valuation allowance ..........................    (1,573)          (1,108)
                                                     --------         --------
Total deferred tax assets .........................    13,674           14,458
                                                     --------         --------
Deferred tax liabilities:
   Deferred acquisition costs .....................      (985)          (1,188)
   Unrealized gains on securities .................    (3,187)          (3,497)
   Contingent commission receivable ...............    (1,300)          (1,559)
   Other ..........................................      (200)            (220)
                                                     --------         --------
Total deferred tax liabilities ....................    (5,672)          (6,464)
                                                     --------         --------

Net deferred tax asset ............................  $  8,002         $  7,994
                                                     ========         ========

     In 1998 and 1997, a tax benefit of $79,000 and $259,000 was credited directly to additional paid-in capital due to the exercise of stock options, respectively.

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 1998, net of any valuation allowance.

     The valuation allowance in the amount of $1,573,000 and $1,108,000 for the years ended December 31, 1998 and 1997 respectively, is due to the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations.

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


NOTE 6.  RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

     The following table summarizes the activity in the Insurance Companies' reserve for losses and loss adjustment expenses ("LAE") during the three most recent years:

                                                                           Year Ended December 31,
                                                                   --------------------------------------
                                                                      1998           1997          1996
                                                                   ---------      ---------     ---------
                                                                                (In thousands)
Net reserves for losses and LAE at
      beginning of year ......................................     $ 139,841      $ 132,558     $ 138,761
                                                                   ---------      ---------     ---------

Provision for losses and LAE for
         claims occurring in the current year ................        46,050         53,654        51,429

Lloyd's portfolio transfer - reinsurance to close ............        19,655             --            --

Increase (decrease) in estimated losses and
         LAE for claims occurring in prior years .............        (3,383)        (1,034)       (2,452)
                                                                   ---------      ---------     ---------

Incurred losses and LAE ......................................        62,322         52,620        48,977
                                                                   ---------      ---------     ---------

Losses and LAE payments for claims
         occurring during:
         Current year ........................................        (9,848)       (12,921)      (15,439)
         Prior  years ........................................       (41,798)       (32,416)      (39,741)
                                                                   ---------      ---------     ---------

Losses and LAE payments ......................................       (51,646)       (45,337)      (55,180)
                                                                   ---------      ---------     ---------

Net reserves for losses and LAE at end of year ...............       150,517        139,841       132,558
                                                                   ---------      ---------     ---------

Reinsurance receivables on unpaid losses and LAE .............       191,927        138,591       137,043
                                                                   ---------      ---------     ---------

Gross reserves for losses and LAE at end of year .............     $ 342,444      $ 278,432     $ 269,601
                                                                   =========      =========     =========

     At December 31, 1998, Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1996 underwriting year into the 1997 underwriting year. NCUL's and Millennium's share of the reinsurance premium transferred from the 1996 underwriting year to the 1997 underwriting year of $19.7 million was recorded as a portfolio transfer reflecting ultimate losses and written and earned premium in the same amount at December 31, 1998. There was no gain or loss on the transaction. The amount agreed upon to close an underwriting year into the next year is referred to as the "reinsurance to close."

     During 1998, 1997 and 1996, the Insurance Companies paid gross losses and LAE of $2,091,000, $1,510,000 and $2,794,000, respectively, resulting in net paid losses and LAE of $369,000, $723,000 and $425,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 1998 and 1997, the Insurance Companies carried gross reserves of $2,912,000 and $2,622,000, respectively, and net reserves of $1,199,000 and $936,000, respectively, for the potential exposure to such claims. For the year ended December 31, 1998 and 1997, open claims with environmental pollution and asbestos exposure amounted to 2,225 and 2,451, respectively. Management believes that its reserves for such claims are adequate because the Insurance Companies' participation in such risks was generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to the significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

NOTE 7.  REINSURANCE

         The following table summarizes earned premium:

                                               Year Ended December 31,
                                     ----------------------------------------
                                        1998            1997           1996
                                     ---------       ---------      ---------
                                                  (In thousands)
Direct ......................        $ 102,256       $ 110,453      $  86,917
Assumed .....................           67,422          46,053         48,444
Ceded .......................          (78,475)        (71,504)       (56,630)
                                     ---------       ---------      ---------
Net .........................        $  91,203       $  85,002      $  78,731
                                     =========       =========      =========

     The following table summarizes written premium:

                                               Year Ended December 31,
                                     ----------------------------------------
                                        1998            1997           1996
                                     ---------       ---------      ---------
                                                  (In thousands)
Direct ......................        $  92,910       $ 119,597      $  92,261

Assumed .....................           79,301          51,652         50,263

Ceded .......................          (83,729)        (80,369)       (58,356)
                                     ---------       ---------      ---------
Net .........................        $  88,482       $  90,880      $  84,168
                                     =========       =========      =========

     The 1998 assumed written and earned premium includes $19,655,000 of a Lloyd's portfolio transfer to close the 1996 underwriting year.

     Ceded losses and loss adjustment expenses incurred were $126,392,000, $57,340,000, and $61,964,000 in 1998, 1997, and 1996, respectively.

     A contingent liability exists with respect to reinsurance ceded, since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

     At December 31, 1998, the Company had reinsurance receivables from the following ten reinsurers which were in excess of 5% of the Insurance Companies' statutory surplus: Underwriters at Lloyd's, $14,648,000; SCOR Reinsurance Company, $7,437,000; Chiyoda Fire and Marine Insurance, $11,485,000; Government Insurance Office of New South Wales, $15,821,000, American Reinsurance Company, $6,776,000, Folksamerica Reinsurance Company, $7,257,000, Insurance Corporation of New York, $7,834,000, New Cap Re, $6,016,000, Progressive Casualty Insurance Company, $5,663,000, and Taisei Fire and Marine Insurance Company Ltd. $6,162,000.

     The Company's reinsurance security committees continually monitor the financial strength of its reinsurers and the related reinsurance receivables. An allowance is established to the extent that it is determined that the ultimate amount collectible is less than the amount recorded as a receivable. At December 31, 1998 and 1997, there was an allowance for uncollectible reinsurance of $800,000. The expense recorded for uncollectible reinsurance was $58,000, $286,000 and $0 for 1998, 1997 and 1996, respectively.

NOTE 8. FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

                                                      DECEMBER 31, 1998              DECEMBER 31, 1997
                                                   -----------------------         -----------------------
                                                   CARRYING          FAIR          CARRYING          FAIR
                                                    AMOUNT           VALUE          AMOUNT           VALUE
                                                   --------          -----         --------          -----
                                                                        (In thousands)
Financial assets:
    Fixed maturities ........................      $240,233        $240,233        $226,834        $226,834
    Equity securities .......................         7,400           7,400           6,132           6,132
    Short-term investments ..................         5,647           5,647          22,579          22,579
Financial liabilities:
    Notes payable to banks ..................      $ 23,500        $ 23,500        $ 20,000        $ 20,000

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

     All options are exercisable upon vesting for one share of the Company's common stock and are granted at exercise prices no less than 90% of the fair market value of the common stock on the date of the grant. No amounts are charged to expense upon the granting of options under the plans. Options vest equally over a four year period and have a maximum term of ten years.

     Stock options outstanding at December 31, 1998, 1997 and 1996 were as follows:

                                                          1998                       1997                          1996
                                                 ----------------------      -----------------------      -----------------------
                                                                AVERAGE                     AVERAGE                       AVERAGE
                                                 NO. OF         EXERCISE     NO. OF         EXERCISE       NO. OF         EXERCISE
                                                 SHARES          PRICE       SHARES           PRICE        SHARES          PRICE
                                                 ------          -----       ------           -----        ------          -----
Options outstanding at
  Beginning of year ...................         477,925         $ 19.37      624,001         $ 18.73      783,800         $ 18.68
Granted ...............................          79,500         $ 17.00       25,000         $ 17.00           --           --
Exercised .............................         (75,925)        $ 14.09     (126,325)        $ 12.67      (65,499)        $ 13.54
Canceled ..............................         (38,750)        $ 20.07      (44,751)        $ 28.12      (94,300)        $ 22.15
                                                -------                      -------                      -------
Options outstanding at
  End of year .........................         442,750         $ 19.79      477,925         $ 19.37      624,001         $ 18.73
                                                =======                      =======                      =======
Number of options
  Exercisable .........................         370,750         $ 20.33      365,650         $ 20.75      402,126         $ 20.12

     The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights at prices of no less than 90% of the fair market value of the common stock. The Company granted 13,500, 25,500 and 166,000 stock appreciation rights in 1998, 1997 and 1996, respectively. The amounts charged to expense (recovered) in 1998, 1997 and 1996 were ($171,000), $147,000 and $46,000, respectively.

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

                                                        1998         1997         1996
                                                        ----         ----         ----
Net income (in thousands)             As Reported     $11,489      $12,546      $16,752
                                        Pro Forma     $11,243      $12,295      $16,529

Basic income per share                As Reported       $1.37        $1.51        $2.04
                                        Pro Forma       $1.34        $1.48        $2.02

Diluted income per share              As Reported       $1.36        $1.50        $2.02
                                        Pro Forma       $1.33        $1.47        $1.99

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted: no dividend yield; expected volatility of 32.26% and 31.8% in 1998 and 1997, respectively; risk free interest rate of 5% and 6% for 1998 and 1997, respectively; and expected life of 6 years for 1998 and 1997. The weighted average fair value of options granted was $7.03 and $6.30 in 1998 and 1997, respectively. There were no options issued in 1996.

The following table summarizes information about options outstanding at December 31, 1998:

                  OUTSTANDING      AVERAGE REMAINING     AVERAGE          EXERCISABLE     AVERAGE EXERCISE
PRICE RANGE         SHARES          CONTRACT LIFE     EXERCISE PRICE         SHARES             PRICE
-----------         ------          -------------     --------------         ------             -----
$14 to $15         181,125               6.1             $ 14.41            181,125             $ 14.41
$16 to $19         144,125               5.8             $ 17.40             72,125             $ 17.79
$28 to $34         117,500               4.1             $ 31.01            117,500             $ 31.01

NOTE 10.  EMPLOYEE BENEFITS

     The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of the second year and are therefore fully vested after six years of service. Plan expense, included within operating expenses, amounted to $607,000, $686,000 and $839,000 in 1998, 1997 and 1996, respectively. The Company sponsors a similar plan under UK regulations for its UK employees for which the Company had expenses of $142,000 and $121,000 for 1998 and 1997, respectively.

     The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute up to 8% of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

NOTE 11.  DIVIDENDS FROM SUBSIDIARIES AND STATUTORY FINANCIAL INFORMATION

     Navigators Insurance may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York Insurance Law. The maximum amount available for the payment of dividends by Navigators Insurance during 1999 without prior regulatory approval is $10,966,000. Navigators Insurance paid $5,000,000 in dividends to the Company in 1998, and $0 in 1997 and 1996.

     Navigators Insurance UK Branch was capitalized at $10 million in October 1997 and is required to maintain certain capital requirements under UK regulations.

     The Insurance Companies' statutory net income as filed with the regulatory authorities for 1998, 1997 and 1996 was $17,987,000, $15,714,000 and
$13,308,000, respectively. The statutory surplus as filed with the regulatory authorities was $109,658,000 and $109,957,000 at December 31, 1998 and 1997,
respectively.

     The Insurance Companies, domiciled in New York State, prepare and file their statutory financial statements in accordance with accounting practices prescribed or permitted by the New York State Insurance Department. Prescribed statutory accounting practices ("SAP") include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Insurance Companies do not apply any permitted accounting practices.

     The significant differences between SAP and generally accepted accounting principles ("GAAP") are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are held in an available-for-sale account and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholder's equity; (3) federal income taxes are recorded when payable while under GAAP deferred taxes are provided to reflect temporary differences between the carrying values and tax bases of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

     The NAIC recently completed a process intended to codify statutory accounting practices for insurance enterprises. As a result of this process, the NAIC will issue a revised statutory Accounting Practices and Procedures Manual that will be effective January 1, 2001 for the calendar year 2001. The Company will prepare its statutory basis financial statements in accordance with the revised statutory manual subject to any deviations prescribed or permitted by the New York insurance commissioner. The Company has not yet determined the impact that this change will have on its statutory capital and surplus.

     As part of its general regulatory oversight process, the New York State Insurance Department (the "Department") conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies were examined by the Department for the years 1991 through 1995. There were no adjustments to the Insurance Companies' previously filed statutory financial statements.

NOTE 12. COMMITMENTS AND CONTINGENCIES

a. Future minimum annual rental commitments at December 31, 1998 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through September 29, 2006, are as follows:

                                                                  (In thousands)
YEAR ENDED DECEMBER 31,
-----------------------
     1999 ....................................................        1,763
     2000 ....................................................        1,272
     2001 ....................................................          916
     2002 ....................................................          805
     2003 and after ..........................................          987
                                                                     ------

     Total ...................................................       $5,743
                                                                     ======

     The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,298,000, $1,522,000 and $1,577,000,
     respectively.

b. The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its then current forty-one (41) members, including Navigators Insurance, that they were each being assessed approximately (pound)900,000 to pay for anticipated operating deficits arising from the long term lease of the ILU building located in London (the "ILU Building"). This assessment was to be paid in cash or by providing a letter of credit.

     Since the anticipated operating deficits responsible for the ILU's assessment were apparently recognized by the ILU prior to Navigators Insurance joining the ILU in November 1997, Navigators Insurance has taken the position in its discussions with the ILU that the anticipated operating deficits should have been disclosed to Navigators Insurance during the pendency of the application for membership or afterwards. This would have allowed Navigators Insurance to make an informed decision as to whether it should have joined the ILU in the first instance or continued its membership. Any other conclusion would absolve the ILU, its longstanding members (both past and present), auditors and other advisors from their duties to Navigators Insurance in connection with its application for, and subsequent membership in the ILU.

     Even assuming that Navigators Insurance could be held responsible for the assessment, Navigators Insurance has also informed the ILU that it opposes the assessment as inequitable and inappropriate since it purports to force the ILU's members (without regard to the length of membership, proportionate usage of the ILU's London Processing Centre or current or past occupancy of the ILU Building) to pay now for potential worst case liabilities extending through 2011.

     The ILU has, thus far, not filed suit to enforce the assessment against Navigators Insurance. In the event the ILU does file such a suit, Navigators Insurance intends to vigorously contest liability for payment of the assessment. It is not possible to forecast the ultimate liability, if any, at the present time.

NOTE 13.  SEGMENT INFORMATION

     The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Somerset Companies and the Lloyd's operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance and NIC and are currently primarily engaged in underwriting marine insurance and related lines of business. The Somerset Companies are underwriting management companies. The Somerset Companies produce, manage and underwrite insurance and reinsurance for both affiliated and non-affiliated companies. The Lloyd's operations underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability. All segments are evaluated based on their GAAP underwriting or operating results which are prepared using the accounting policies in the summary of significant accounting policies in note 1.

The Insurance Companies and the Lloyd's operations are measured taking into account net premiums earned, incurred losses and loss expenses, commisssion expense and other underwriting expenses. The Somerset Companies' results include commission income less other operating expenses. Each segment also maintains their own investments, on which they earn income and realize capital gains or losses. Other operations include intersegment income and expense in the form of affiliated commissions, as well as income and expense from corporate operations.


Financial data by segment for 1996 through 1998 is as follows:

Year ended December 31:                                                                      1998            1997            1996
----------------------                                                                    ---------       ---------       ---------
                                                                                                       (In thousands)
Revenue, excluding net investment income and realized Gains on investments:
Insurance Companies ................................................................      $  50,983       $  73,415       $  78,731
Somerset Companies .................................................................         12,935          14,634          22,359
Lloyd's operations .................................................................         42,455          11,619              --
Other operations (includes corporate activity and consolidating
   Adjustments) ....................................................................         (7,893)         (8,713)        (11,031)
                                                                                          ---------       ---------       ---------
   Total ...........................................................................         98,480          90,955          90,059
                                                                                          =========       =========       =========

Net investment income:
Insurance Companies ................................................................         14,658          13,696          12,514
Somerset Companies .................................................................              8             636           1,086
Lloyd's operations .................................................................            535              80              --
Other operations ...................................................................              8              23              14
                                                                                          ---------       ---------       ---------
   Total ...........................................................................         15,209          14,435          13,614
                                                                                          =========       =========       =========

Realized gains and losses on investments:
Insurance Companies ................................................................          1,851           3,147             464
Somerset Companies .................................................................             --              --              39
Lloyd's operations .................................................................             --              --              --
Other operations ...................................................................           (420)           (320)             --
                                                                                          ---------       ---------       ---------
   Total ...........................................................................          1,431           2,827             503
                                                                                          =========       =========       =========

Income before tax expense (benefit):
Insurance Companies ................................................................         20,458          20,588          17,431
Somerset Companies .................................................................         (2,619)         (1,962)          6,125
Lloyd's operations .................................................................            279             112              --
Other operations ...................................................................         (2,965)         (1,554)         (2,682)
                                                                                          ---------       ---------       ---------
   Total ...........................................................................         15,153          17,184          20,874
                                                                                          =========       =========       =========

Income tax expense (benefit):
Insurance Companies ................................................................          4,922           4,663           3,220
Somerset Companies .................................................................            (76)            881           2,496
Lloyd's operations .................................................................             --              37              --
Other operations ...................................................................         (1,182)           (943)         (1,594)
                                                                                          ---------       ---------       ---------
   Total ...........................................................................          3,664           4,638           4,122
                                                                                          =========       =========       =========

Net income (loss):
Insurance Companies ................................................................         15,536          15,925          14,211
Somerset Companies .................................................................         (2,543)         (2,843)          3,629
Lloyd's operations .................................................................            279              75              --

Other operations ...................................................................         (1,783)           (611)         (1,088)
                                                                                          ---------       ---------       ---------
   Total ...........................................................................         11,489          12,546          16,752
                                                                                          =========       =========       =========

Identifiable Assets:
Insurance Companies ................................................................        532,320         471,439
Somerset Companies .................................................................         15,406          18,167
Lloyd's operations .................................................................         50,069          17,043
Other operations ...................................................................         (5,708)         (5,442)
                                                                                          ---------       ---------
   Total ...........................................................................      $ 592,087       $ 501,207
                                                                                          =========       =========

NOTE 14.  EARNINGS PER COMMON SHARE

     Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 1998, 1997 and 1996:

                                                                                                     1998
                                                                         -------------------------------------------------------
                                                                                                    Average
                                                                                                     Shares             Income
                                                                             Income               Outstanding          Per Share
                                                                             ------               -----------          ---------
Basic EPS:
    Income available to common stockholders ....................          $11,489,000              8,414,237            $   1.37
Effect of Dilutive Securities:
   Stock options ...............................................                                      44,789
Diluted EPS:
   Income available to common stockholders .....................          $11,489,000              8,459,026            $   1.36

                                                                                                     1997
                                                                         -------------------------------------------------------
                                                                                                    Average
                                                                                                     Shares             Income
                                                                             Income               Outstanding          Per Share
                                                                             ------               -----------          ---------
Basic EPS:
    Income available to common stockholders ....................          $12,546,000              8,296,429            $   1.51
Effect of Dilutive Securities:
   Stock options ...............................................                                      88,091
Diluted EPS:
   Income available to common stockholders .....................          $12,546,000              8,384,520            $   1.50

                                                                                                     1996
                                                                         -------------------------------------------------------
                                                                                                    Average
                                                                                                     Shares             Income
                                                                             Income               Outstanding          Per Share
                                                                             ------               -----------          ---------
Basic EPS:
    Income available to common stockholders ....................          $16,752,000              8,196,994            $   2.04
Effect of Dilutive Securities:
   Stock options ...............................................                                      88,964
Diluted EPS:
   Income available to common stockholders .....................          $16,752,000              8,285,958            $   2.02

     Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: during 1998, 156,125 shares at an average price of $27.96 expiring in years 2000 to 2003; during 1997, 173,125 shares at an average price of $27.65 expiring in years 2000 to 2003; and during 1996, 164,250 shares at an average price of $30.98 expiring in years 2001 to 2003.

NOTE 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results of operations for the quarterly periods during 1998 and 1997 were as follows.

                                                                                      THREE MONTH PERIOD ENDED
                                                                -----------------------------------------------------------------
                                                                MARCH 31,         JUNE 30,           SEPT. 30,          DEC. 31,
                                                                  1998              1998               1998               1998
                                                                  ----              ----               ----               ----
                                                                           (In thousands, except net income per share)
Total revenues .........................................        $24,027            $22,299            $24,360            $44,434
Income before income tax ...............................        $ 4,517            $ 4,192            $ 4,022            $ 2,422
Net income .............................................        $ 3,390            $ 3,119            $ 2,882            $ 2,098

Per share data:
Net income per share - Basic ...........................        $  0.40            $  0.37            $  0.34            $  0.25
Net income per share - Diluted .........................        $  0.40            $  0.37            $  0.34            $  0.25

                                                                                      THREE MONTH PERIOD ENDED
                                                                -----------------------------------------------------------------
                                                                MARCH 31,          JUNE 30,          SEPT. 30,          DEC. 31,
                                                                  1997               1997              1997               1997
                                                                  ----               ----              ----               ----
                                                                           (In thousands, except net income per share)
Total revenues .........................................        $23,937            $28,122            $28,085            $28,074
Income before income tax ...............................        $ 4,313            $ 4,336            $ 4,782            $ 3,753
Net income .............................................        $ 3,235            $ 3,156            $ 3,463            $ 2,692

Per share data:
Net income per share - Basic ...........................        $  0.39            $  0.38            $  0.42            $  0.32
Net income per share - Diluted .........................        $  0.39            $  0.38            $  0.41            $  0.32

     The increase in fourth quarter 1998 revenues as compared to the previous three quarters was primarily due to the $19.7 million Lloyd's reinsurance to close portfolio transfer.

                                                                      SCHEDULE I

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
           SUMMARY OF CONSOLIDATED INVESTMENTS--OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                December 31, 1998
                                 (In thousands)

                                                                                                                    Amount at which
                                                                                                                     shown in the
                                                                            Amortized                                consolidated
Type of Investment                                                         Cost or Cost          Fair value          balance sheet
------------------                                                           --------             --------             --------
Fixed maturities:
  Bonds:
    United States Government,
      government agencies
      and authorities ..........................................             $ 15,281             $ 15,462             $ 15,462
    States, municipalities
      and political subdivisions ...............................              120,276              126,390              126,390
    Mortgage and asset backed ..................................               79,901               81,333               81,333
    Corporate bonds ............................................               15,540               15,956               15,956
    Redeemable preferred stock .................................                1,023                1,092                1,092
                                                                             --------             --------             --------
                  Total fixed maturities .......................              232,021              240,233              240,233
                                                                             ========             ========             ========

Equity securities:
  Common stocks:
    Industrial, miscellaneous
      and all other ............................................                6,506                7,400                7,400
Short-term investments .........................................                5,647                5,647                5,647
Other investments ..............................................                1,145                1,145                1,145
                                                                             --------             --------             --------
                  Total investments ............................             $245,319             $254,425             $254,425
                                                                             ========             ========             ========

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           THE NAVIGATORS GROUP, INC.

                                 BALANCE SHEETS
                                (Parent Company)
                        (In thousands, except share data)

                                                                                                             DECEMBER 31,
                                                                                                   --------------------------------
A S S E T S                                                                                           1998                   1997
                                                                                                   ---------              ---------
Cash .................................................................................             $      95              $      --
Investment in wholly owned subsidiaries,
   at equity .........................................................................               154,454                141,826
Short-term investments ...............................................................                    17                     --
Other assets .........................................................................                12,599                 10,163
                                                                                                   ---------              ---------

              Total assets ...........................................................             $ 167,165              $ 151,989
                                                                                                   =========              =========

L I A B I L I T I E S

Notes payable to banks ...............................................................             $  23,500              $  20,000
Accounts payable and other liabilities ...............................................                   399                    747
                                                                                                   ---------              ---------
                  Total liabilities ..................................................                23,899                 20,747
                                                                                                   ---------              ---------

Commitments and contingencies ........................................................                    --                     --

S T O C K H O L D E R S '  E Q U I T Y

Preferred stock, $.10 par value, authorized
   1,000,000 shares, none issued .....................................................                    --                     --
Common stock, $.10 par value, authorized
   10,000,000 shares, issued and outstanding
   8,447,926 in 1998 and 8,368,167 in 1997 ...........................................                   845                    837
Additional paid-in capital ...........................................................                39,332                 38,119
Retained earnings ....................................................................                97,342                 85,853
Accumulated other comprehensive income:
   Net unrealized gains on securities
   available-for-sale, net of tax ....................................................                 5,919                  6,494
   Foreign currency translation adjustment, net of tax ...............................                  (172)                   (61)
                                                                                                   ---------              ---------

                  Total stockholders' equity .........................................               143,266                131,242
                                                                                                   ---------              ---------

                  Total liabilities and stockholders' equity .........................             $ 167,165              $ 151,989
                                                                                                   =========              =========

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                              STATEMENTS OF INCOME
                                (Parent Company)
                                 (In thousands)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                 1998                  1997                  1996
                                                                               --------              --------              --------
Revenues:
  Net investment income ..........................................             $      7              $     22              $     14
  Net realized capital loss ......................................                 (420)                 (320)                   --
  Dividends received from wholly owned
    subsidiaries .................................................                5,000                    --                 4,819
Other Income .....................................................                  591                   727                   513
Operating expenses and income taxes ..............................               (1,944)               (1,768)               (2,935)
                                                                               --------              --------              --------
Income (loss) before equity in
  undistributed net income
  of wholly owned subsidiaries ...................................                3,234                (1,339)                2,411
Equity in undistributed net income
  of wholly owned subsidiaries ...................................                8,255                13,885                12,953
Equity in undistributed net
  income of affiliated company ...................................                   --                    --                 1,388
                                                                               --------              --------              --------

Net income .......................................................             $ 11,489              $ 12,546              $ 16,752
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

                                                                     SCHEDULE II

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

            CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                           THE NAVIGATORS GROUP, INC.

                            STATEMENTS OF CASH FLOWS
                                (Parent Company)
                                 (In thousands)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------------
                                                                                       1998               1997               1996
                                                                                     --------           --------           --------
Operating activities:
  Net income ..............................................................          $ 11,489           $ 12,546           $ 16,752

  Adjustments to reconcile net income
    to net cash provided by (used in) operations:
    Net realized capital loss .............................................               420                320                 --
    Equity in undistributed net income of wholly
      owned subsidiaries ..................................................            (8,255)           (13,885)           (12,953)
    Other .................................................................            (4,475)            (4,948)            (3,408)
                                                                                     --------           --------           --------
  Net cash provided by (used in) operating activities .....................              (821)            (5,967)               391
                                                                                     --------           --------           --------

Investing activities:
  Investment in affiliate .................................................            (5,144)                --                820
  Sale of other investments ...............................................             1,356                 --                 --
  Net (increase) decrease in short-term investments .......................               (17)               933               (933)
                                                                                     --------           --------           --------
  Net cash provided by (used in) investing activities .....................            (3,805)               933               (113)
                                                                                     --------           --------           --------

Financing activities:
  Proceeds from bank loan .................................................             3,500              3,000                 --
  Repayment of bank loan ..................................................                --                 --             (2,500)
  Proceeds from exercise of stock options .................................             1,221              1,931                887
                                                                                     --------           --------           --------
  Net cash provided by (used in) financing activities .....................             4,721              4,931             (1,613)
                                                                                     --------           --------           --------

Increase (decrease) in cash ...............................................                95               (103)            (1,335)
Cash Beginning of Period ..................................................                 0                103              1,438
                                                                                     --------           --------           --------
Cash End of Period ........................................................          $     95           $      0           $    103
                                                                                     ========           ========           ========

                                                                    SCHEDULE III

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (In thousands)

                                              Reserve
                                  Deferred   for losses                Other policy
                                   policy     and loss                  claims and     Net          Net
                                acquisition  adjustment    Unearned      benefits     earned     investment
        Period                     costs      expenses     premiums      payable      premium     income(1)
                                 --------     --------     --------     --------     --------     --------
Year ended December 31, 1998
   Insurance Companies .....     $  2,813     $307,788     $ 44,681     $     --     $ 51,033     $ 14,658
   Lloyd's Operations ......        1,490       34,656        6,614           --       40,170          347
                                 --------     --------     --------     --------     --------     --------
                                 $  4,303     $342,444     $ 51,295     $     --     $ 91,203     $ 15,005
                                 ========     ========     ========     ========     ========     ========
Year ended December 31, 1997
   Insurance Companies .....     $  3,393     $270,521     $ 39,639     $     --     $ 73,415     $ 13,696
   Lloyd's Operations ......        2,010        7,911        9,020           --       11,587           80
                                 --------     --------     --------     --------     --------     --------
                                 $  5,403     $278,432     $ 48,659     $     --     $ 85,002     $ 13,776
                                 ========     ========     ========     ========     ========     ========
Year ended December 31, 1996
   Insurance Companies .....     $  3,658     $269,601     $ 33,917     $     --     $ 78,731     $ 12,514
   Lloyd's Operations ......           --           --           --           --           --           --
                                 --------     --------     --------     --------     --------     --------
                                 $  3,658     $269,601     $ 33,917     $     --     $ 78,731     $ 12,514
                                 ========     ========     ========     ========     ========     ========


                                  Losses    Amortization
                                 and loss   of deferred
                                adjustment     policy       Other          Net
                                 expenses    acquisition  operating     written
       Period                    incurred     costs(2)    expenses(1)   premium
                                 --------     --------     --------     --------
Year ended December 31, 1998
   Insurance Companies .....     $ 30,123     $ 14,613     $  2,299     $ 49,287
   Lloyd's Operations ......       32,199        5,032        2,720       39,195
                                 --------     --------     --------     --------
                                 $ 62,322     $ 19,645     $  5,019     $ 88,482
                                 ========     ========     ========     ========
Year ended December 31, 1997
   Insurance Companies .....     $ 45,194     $ 21,676     $  2,801     $ 72,468
   Lloyd's Operations ......        7,426        2,889        1,272       18,412
                                 --------     --------     --------     --------
                                 $ 52,620     $ 24,565     $  4,073     $ 90,880
                                 ========     ========     ========     ========
Year ended December 31, 1996
   Insurance Companies .....     $ 48,977     $ 22,793     $  2,507     $ 84,168
   Lloyd's Operations ......           --           --           --           --
                                 --------     --------     --------     --------
                                 $ 48,977     $ 22,793     $  2,507     $ 84,168
                                 ========     ========     ========     ========

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

                                                                     SCHEDULE IV

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                   REINSURANCE

                                 Written Premium
                             (Dollars in thousands)

                                                                   Ceded to         Assumed                          Percentage
                                                   Direct            other         from other          Net           of amount
                                                   Amount          companies       companies          amount       assumed to net
                                                  --------         --------         --------         --------      --------------
Year ended December 31, 1998
   Property-Casualty ......................       $ 92,910         $ 83,729         $ 79,301         $ 88,482               90%
                                                  --------         --------         --------         --------         --------
Year ended December 31, 1997
   Property-Casualty ......................       $119,597         $ 80,369         $ 51,652         $ 90,880               57%
                                                  --------         --------         --------         --------         --------
Year ended December 31, 1996
   Property-Casualty ......................       $ 92,261         $ 58,356         $ 50,263         $ 84,168               60%
                                                  --------         --------         --------         --------         --------

                                                                      SCHEDULE V


                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

   Col. A                       Col. B                     Col. C                        Col. D             Col. E
   ------                       ------                    Additions                      ------             ------
                                             ----------------------------------
                               Balance at                                                                 Balance at
                               January 1,        Charged to        Charged to          Deductions        December 31,
Description                      1998        Costs and Expenses  Other Accounts         Describe             1998
-----------                      ----        ------------------  --------------         --------             ----
Allowance for
uncollectible
reinsurance                     $  800             $    0             $    0             $    0             $  800
                                ------             ------             ------             ------             ------

Valuation
allowance in
deferred taxes                  $1,108             $  465             $    0             $    0             $1,573
                                ------             ------             ------             ------             ------

                                                                     SCHEDULE VI

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

   SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                 (In thousands)

                                           Reserve
                               Deferred  for losses
   Affiliations                 policy    and loss   Discount,              Net         Net
      with                   acquisition adjustment   if any,   Unearned   earned    investment
   Registrant                   costs     expenses   deducted   premium    premium    income(1)
   ----------                  --------   --------   --------   --------   --------   --------
Consolidated subsidiaries

Year ended December 31, 1998   $  4,303   $342,444   $     --   $ 51,295   $ 91,203   $ 15,005
                               --------   --------   --------   --------   --------   --------

Year ended December 31, 1997   $  5,403   $278,432   $     --   $ 48,659   $ 85,002   $ 13,776
                               --------   --------   --------   --------   --------   --------

Year ended December 31, 1996   $  3,658   $269,601   $     --   $ 33,917   $ 78,731   $ 12,514
                               --------   --------   --------   --------   --------   --------


                                Losses and loss adjustment             Amortization
                               expenses incurred related to             of deferred
                               ----------------------------               policy     Other        Net
                                Current              Prior             acquisition  operating   written
                                 year                years               costs(2)  expenses(1)  premium
                               --------            --------              --------   --------   --------
Consolidated subsidiaries

Year ended December 31, 1998   $ 65,705            $ (3,383)             $ 19,645   $  5,019   $ 88,482
                               --------            --------              --------   --------   --------

Year ended December 31, 1997   $ 53,654            $ (1,034)             $ 24,565   $  4,073   $ 90,880
                               --------            --------              --------   --------   --------

Year ended December 31, 1996   $ 51,429            $ (2,452)             $ 22,793   $  2,507   $ 84,168
                               --------            --------              --------   --------   --------


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

10-5    Employment Agreement with Terence N. Deeks                    (c)

10-6    Employment Agreement with W. Allen Barnett                    (c)

10-7    Letter Agreement with Michael J. Abdallah                     (d)

10-8    Consulting Agreement between The Navigators Group, Inc.
        and Robert F. Wright Associates, Inc.                         (c)

10-9    Amended and Restated Credit Agreement dated November
        26, 1996, among The Navigators Group, Inc. and Lenders        (d)

10-10   Agreement with Bradley D. Wiley dated June 3, 1997            (f)

10-11   First Amendment dated April 9, 1997 to the Amended and
        Restated Credit Agreement dated November 26, 1996             (f)

10-12   Second Amendment dated December 11, 1997 to the Amended
        and Restated Credit Agreement dated November 26, 1996         (f)

10-13   Consulting Agreement between The Navigators Group, Inc.
        and William D. Warren                                         (f)

10-14   Amended and Restated Credit Agreement dated December
        21, 1998, among The Navigators Group, Inc. and Lenders

10-15   Employment Agreement with Salvatore A. Margarella dated
        March 1, 1999

11-1    Statement re Computation of Per Share Earnings

21-1    Subsidiaries of Registrant

23-1    Consent of Independent Auditor

27-1    Financial Data Schedule

28-1    Information from reports furnished to state insurance
        regulatory authorities                                        (e)

---------------

(a) Previously filed under Commission file No. 33-5667 as part of Form S-1, incorporated herein by reference thereto.
(b) Management contracts of compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K, previously filed as indicated and incorporated herein by reference.
(c)(d)(f) Previously filed with the Company's Form 10-K for the year ended December 31, 1994 (c), 1996 (d) and 1997 (f) incorporated herein by reference thereto.
(e)          Submitted in paper format under cover of Form SE.