Form 10-Q
period 1999-03-31
NAVIGATORS GROUP INC
filed 1999-05-18
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended      March 31, 1999

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

Yes      [X]                No      [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On May 7, 1999 there were 8,414,270 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets
              March 31, 1999 and December 31, 1998 ..................     3

      Consolidated Statements of Income
              Three Months Ended March 31, 1999 and 1998 ............     4

      Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1999 and 1998 ............     5

      Notes to Interim Consolidated Financial Statements ............     6

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................    10

Part II.  OTHER INFORMATION .........................................    16

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 March 31, 1999     Dec. 31, 1998
                                                                                  (Unaudited)
                                          ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1999, $224,785; 1998, $232,021) ........................       $231,159           $240,233
  Equity securities, available-for-sale, at fair value (cost: 1999, $6,531;
    1998, $6,506) ...........................................................          7,020              7,400
  Short-term investments, at cost which approximates fair value .............          8,625              5,647
  Cash ......................................................................          6,179              2,807
  Other investments .........................................................           --                1,145
                                                                                    --------           --------
         Total investments and cash .........................................        252,983            257,232
                                                                                    --------           --------

Premiums in course of collection.............................................         82,558             76,321
Commissions receivable ......................................................          4,881              7,823
Accrued investment income ...................................................          3,112              3,219
Prepaid reinsurance premiums ................................................         28,604             25,699
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses        208,153            200,017
Federal income tax recoverable ..............................................           --                  398
Net deferred Federal and foreign income tax asset ...........................          8,893              8,002
Deferred policy acquisition costs ...........................................          4,409              4,303
Other assets ................................................................         10,859              9,072
                                                                                    --------           --------
         Total assets .......................................................       $604,452           $592,086
                                                                                    ========           ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ..........................       $350,468           $342,444
  Unearned premium ..........................................................         56,333             51,295
  Reinsurance balances payable ..............................................         24,457             24,858
  Notes payable to banks ....................................................         23,500             23,500
  Federal income tax payable ................................................            662               --
  Deferred state and local income tax .......................................            978              1,152
  Accounts payable and other liabilities ....................................          4,606              5,571
                                                                                    --------           --------
         Total liabilities ..................................................        461,004            448,820
                                                                                    --------           --------
Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued .           --                 --
  Common stock, $.10 par value, authorized 10,000,000 shares, issued
    and outstanding : 8,429,270 in 1999 and 8,447,926 in 1998 ...............            843                845
  Additional paid-in capital ................................................         39,068             39,332
  Accumulated other comprehensive income ....................................          4,088              5,747
  Retained earnings .........................................................         99,449             97,342
                                                                                    --------           --------
         Total stockholders' equity .........................................        143,448            143,266
                                                                                    --------           --------
         Total liabilities and stockholders' equity .........................       $604,452           $592,086
                                                                                    ========           ========


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)



                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         ------------------------
                                                           1999            1998
                                                         --------        --------
                                                               (Unaudited)
Revenues:
  Net earned premium .............................       $ 16,934        $ 17,890
  Commission income ..............................            163           1,224
  Net investment income ..........................          4,269           3,918
  Net realized capital gains .....................            287             715
  Other income ...................................             67             280
                                                         --------        --------
         Total revenues ..........................         21,720          24,027
                                                         --------        --------

Operating expenses:
  Net losses and loss adjustment expenses incurred          9,999          10,415
  Commission expense .............................          3,288           3,050
  Other operating expenses .......................          5,053           5,681
  Interest expense ...............................            454             364
                                                         --------        --------
         Total operating expenses ................         18,794          19,510
                                                         --------        --------

Income before income tax expense .................          2,926           4,517
                                                         --------        --------

Income tax expense (benefit):
    Current ......................................            996           1,138
    Deferred .....................................           (177)            (11)
                                                         --------        --------
         Total income tax expense ................            819           1,127
                                                         --------        --------

Net income .......................................       $  2,107        $  3,390
                                                         ========        ========


Net income per common share:
   Basic .........................................       $   0.25        $   0.40
   Diluted .......................................       $   0.25        $   0.40

Average common shares outstanding:
   Basic .........................................          8,450           8,385
   Diluted .......................................          8,450           8,435



      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                     THREE MONTHS ENDED
                                                                          MARCH  31,
                                                                  ------------------------
                                                                    1999            1998
                                                                  --------        --------
                                                                         (Unaudited)
Operating activities:
    Net income ............................................       $  2,107        $  3,390
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
      Depreciation & amortization .........................            237             258
      Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses ................         (8,136)          1,805
      Reserve for losses and loss adjustment
       expenses ...........................................          8,024          (1,357)
      Prepaid reinsurance premiums ........................         (2,905)         (3,050)
      Unearned premium ....................................          5,038           1,679
      Premiums in course of collection ....................         (6,237)         (5,982)
      Commissions receivable ..............................          2,942              78
      Deferred policy acquisition costs ...................           (106)            (16)
      Accrued investment income ...........................            107             (27)
      Reinsurance balances payable ........................           (401)          1,068
      Federal and foreign income tax ......................          1,060             851
      Net deferred Federal and foreign income tax .........              1             198
      Net realized capital (gains) ........................           (287)           (715)
      Other ...............................................            342          (1,344)
                                                                  --------        --------
        Net cash provided by (used in) operating activities          1,786          (3,164)
                                                                  --------        --------

 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities ..........................          8,595          12,525
      Sales ...............................................         11,038          12,144
      Purchases ...........................................        (12,360)        (19,958)
    Equity securities, available-for-sale
      Sales ...............................................            495           1,023
      Purchases ...........................................           (491)           --
    Payable for securities purchased ......................         (2,158)            836
    Net sales (purchases) of short-term investments .......         (2,978)           (992)
    Payment for purchase of MTC, net of cash acquired .....           --            (2,975)
    Purchase of property and equipment ....................           (217)           (385)
                                                                  --------        --------
      Net cash provided by investing activities ...........          1,924           2,218
                                                                  --------        --------

Financing activities:
   Share repurchase program................................           (382)
   Proceeds from exercise of stock options ................             44             557
                                                                  --------        --------
      Net cash provided by (used in) financing activities .           (338)            557
                                                                  --------        --------

Increase (decrease) in cash ...............................          3,372            (389)
Cash at beginning of year .................................          2,807           1,251
                                                                  --------        --------
Cash at end of period .....................................       $  6,179        $    862
                                                                  ========        ========
Supplemental Schedule of
   Non-cash Financial Activity.............................       $     72        $     --
   Issuance of Stock to Directors




      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements



(1)   Accounting Policies

      The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes hereto contained in the Company's Form 10-K for the year ended December 31, 1998. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

(2)   Reinsurance Ceded

      The Company's ceded earned premiums were $18,700,000 and $17,077,000 and ceded losses were $20,435,000 and $14,466,000 for the three months ended March 31, 1999 and 1998, respectively.

(3)    Segments of an Enterprise

              The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Somerset Companies and the Lloyd's operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance and NIC and are primarily engaged in underwriting marine insurance and related lines of business. The Somerset Companies are underwriting management companies. The Somerset Companies produce, manage and underwrite insurance and reinsurance for both affiliated and non-affiliated companies. The Lloyd's operations underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability. All segments are evaluated based on their GAAP underwriting or operating results.

         The Insurance Companies and the Lloyd's operations are measured taking into account net premiums earned, incurred losses and loss expenses, commission expense and other underwriting expenses. The Somerset Companies' results include commission income less other operating expenses. Each segment also maintains their own investments, on which they earn income and realize capital gains or losses. Other operations include intersegment income and expense in the form of affiliated commissions, as well as income and expense from corporate operations.

Financial data by segment for the periods indicated as follows:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    1999            1998
                                                                                  --------        --------
                                                                                       (In thousands)

Revenue, excluding net investment income and realized gains on investments:
Insurance Companies .......................................................       $ 10,615        $ 12,863
Somerset Companies ........................................................          1,855           3,060
Lloyd's operations ........................................................          6,510           5,190
Other operations (includes corporate activity and
consolidating  adjustments) ...............................................         (1,816)         (1,719)
                                                                                  --------        --------
   Total ..................................................................       $ 17,164        $ 19,394
                                                                                  ========        ========


Income (loss) before tax expense (benefit):
Insurance Companies .......................................................       $  4,722        $  5,728
Somerset Companies ........................................................         (1,703)           (766)
Lloyd's Operations ........................................................            190              28
Other operations ..........................................................           (283)           (473)
                                                                                  --------        --------
   Total ..................................................................       $  2,926        $  4,517
                                                                                  ========        ========

Income tax expense (benefit):
Insurance Companies .......................................................       $  1,372        $  1,328
Somerset Companies ........................................................           (570)           (122)
Lloyd's Operations ........................................................             (3)             35
Other operations ..........................................................             20            (114)
                                                                                  --------        --------
   Total ..................................................................       $    819        $  1,127
                                                                                  ========        ========

Net income (loss):
Insurance Companies .......................................................       $  3,350        $  4,400
Somerset Companies ........................................................         (1,133)           (644)
Lloyd's Operations ........................................................            193              (7)
Other operations ..........................................................           (303)           (359)
                                                                                  --------        --------
   Total ..................................................................       $  2,107        $  3,390
                                                                                  ========        ========

(4)   Comprehensive Income

      The Company adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. The following table summarizes comprehensive income:

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 1999           1998
                                                                                -------        -------
                                                                                   (In thousands)
Net income ..............................................................       $ 2,107        $ 3,390
Other comprehensive income, net of tax:
  Net unrealized gains (losses) on securities available for sale:
      Unrealized holding gain (loss) arising during period (net of income tax expense (benefit) of ($865) for 1999 and $157
      for 1998) .........................................................        (1,607)           292
          Less: reclassification adjustment for gains (Losses) included in net income (net of income tax expense (benefit) of ($80)for
          1999 and $250 for 1998) .......................................          (149)           465
  Foreign currency translation adjustment, net of tax ...................          (201)            58
                                                                                -------        -------
              Other comprehensive income ................................        (1,659)          (115)
                                                                                -------        -------

                   Comprehensive income .................................       $   448        $ 3,275
                                                                                =======        =======


      The following table summarizes the components of accumulated other comprehensive income:

                                                                          March 31,     December 31,
                                                                             1999           1998
                                                                          ---------     ------------
                                                                               (In thousands)
Net unrealized gains on securities available-for-sale (net of tax of
$2,402 in 1999 and $3,187 in 1998) .................................       $ 4,461        $ 5,919
Foreign currency translation adjustment, net of tax ................          (373)          (172)
                                                                           -------        -------

       Accumulated other comprehensive income ......................       $ 4,088        $ 5,747
                                                                           =======        =======




(5)   Future Application of Accounting Standards

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

      In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments, ("SOP 97-3"). SOP 97-3, effective for fiscal years beginning after December 15, 1998, establishes standards for accounting for guaranty-fund and certain other insurance related assessments. The adoption of this Statement did not have a material effect on the Company's results of operations or financial condition.

      SOP 98-5, Reporting the Costs of Start-Up Activities, was issued in April 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and the initial application of this SOP will be reported as the cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The adoption of the SOP did not have a material effect on the Company's results of operations or financial condition.

(6)   Subsequent Event

      In April 1999, the Company acquired Anfield Insurance Services, Inc. located in San Fransisco, California, which specializes in insurance brokerage for small building contractors on the West Coast. The transaction was accounted for as a purchase for approximately $2.5 million.

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

         The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance") and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and cedes 100% of its gross direct writings from this business to Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

         Six of the Company's subsidiaries are underwriting management companies: Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc., Somerset Marine (UK) Limited ("Somerset UK") and Somerset Asia Pacific Pty Limited ("Somerset Asia") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and four unaffiliated insurance companies.

         The Somerset Companies specialize principally in producing marine insurance premium. They underwrite marine business for a syndicate of insurance companies with Navigators Insurance having a 75% participation in the syndicate for 1999. The Somerset Companies derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from the Company, Navigators Insurance, NIC and the unaffiliated insurers. Commissions are earned both from a fixed percentage of premiums and from underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

         Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries. Navigators Insurance operates a United Kingdom ("UK") Branch for which Somerset UK produces business. Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of London as a corporate member with limited liability. In January 1998, the Company acquired Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency, and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability.

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

         In April 1999, the Company acquired Anfield Insurance Services, Inc. ("Anfield") located in San Francisco, California, which specializes in insurance brokerage for small building contractors on the West Coast.


RESULTS OF OPERATIONS

         The Company's 1999 and 1998 results of operations reflect intense market competition in the marine business.

         Revenues. Gross written premium for the first three months of 1999 increased by 11% to $40,672,000 from $36,644,000 for the first three months of 1998.

         The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                   Three Months Ended March 31,
                                   ---------------------------------------------------------
                                             1999                            1998
                                   -------------------------        ------------------------
                                                   (Dollars in thousands)

Lloyd's - Marine ...........       $ 10,784              27%        $  6,523             18%
Marine .....................         23,871              59           14,335             39
Aviation ...................            169               1            5,286             14
Onshore Energy .............            960               2            2,764              8
Engineering and Construction            970               2            3,767             10
Specialty Reinsurance
  and Program Insurance ....          3,911               9            3,616             10
Inland Marine ..............              7               -              353              1
                                   --------        --------         --------       --------

Gross Written Premium ......         40,672             100%          36,644            100%
                                   --------        ========         --------       ========

Ceded Written Premium ......        (21,605)                         (20,125)
                                   --------                         --------

Net Written Premium ........       $ 19,067                         $ 16,519
                                   ========                         ========

LLOYD'S OPERATIONS

         Lloyd's Marine Premium. The Lloyd's marine premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by MTC. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL and Millennium are wholly owned by the parent company.

INSURANCE COMPANIES

         Marine Premium. Marine gross written premium (non-Lloyd's) increased 67% when comparing the first quarter of 1999 to the first quarter of 1998 primarily due to, beginning July 1, 1998, Navigators Insurance writing 100% of the marine risk and then ceding to the other pool members and to Navigators Insurance's participation in the marine pools increasing from 60% in 1998 to 75% in 1999.

         Aviation Premium. Aviation gross written premium decreased 97% from the first three months of 1998 to 1999 as a result of Navigators Insurance's withdrawal from aviation business effective October 1998, other than a small amount of war and satellite business, due to inadequate pricing in the aviation insurance market.

         Onshore Energy Premium. In 1996, Navigators Insurance began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. In April 1999, the Company began writing onshore energy business through its facilities at Lloyd's in which the UK Branch participates.

         Engineering and Construction Premium. The Company began writing engineering and construction business in mid 1997. In April 1999, the Company began writing engineering and construction business through its facilities at Lloyd's in which the UK Branch participates.

         Specialty Reinsurance and Program Insurance Premium. Navigators Insurance did not renew the reinsurance business after 1995 except for a few specialty treaties. The program insurance currently consists of Anfield writing primarily general liability insurance for contractors. Anfield was purchased by the Company in April 1999.

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

         Net Written Premium. Net written premium increased 15% when comparing the first three months of 1998 to the first three months of 1999 primarily due to the increase in the marine business partially offset by decreases in other lines as described above.

         Net Earned Premium. Net earned premium decreased 5% for the first three months of 1999 to $16,934,000 as compared to $17,890,000 for the first three months of 1998. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period, however, in this instance the written premium increased and the earned premium decreased due to the increase in the marine written premium.

         Commission Income. Commission income generated by the Somerset Companies decreased from $1,224,000 for the first quarter of 1998 to $163,000 for the first quarter of 1999. The decrease was primarily due to Navigators Insurance's increased participation in the marine pool which resulted in the Company receiving less commission income from the unaffiliated members of the pool, and from Navigators Insurance's normal review of the estimates used to calculate the commission income and reducing those estimates due to the extremely competitive rate environment.

         Net Investment Income. Net investment income increased 9% to $4,269,000 during the first three months of 1999 from $3,918,000 during the corresponding period in 1998. This increase was primarily due to the investment income from the Lloyd's operations.

         Net Realized Capital Gains. Pre-tax net income included $287,000 of realized capital gains for the first three months of 1999 compared to $715,000 for the same period last year. On an after tax basis, the realized capital gains were $0.02 per share in 1999 and $0.06 per share in 1998.

Operating Expenses.

         Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 59.0% and 58.2% during the first three months of 1999 and 1998 respectively. This increase was primarily due to higher loss ratios in the Lloyd's Operations related to the more recent underwriting years.

         Commission Expense. Commission expense as a percentage of net earned premium was 19.4% and 17.0% during the first three months of 1999 and 1998, respectively. The increase is due to higher commission rates in the Lloyd's Operations.

         Other Operating Expenses. Other operating expenses decreased 11.1% to $5,053,000 during the first three months of 1999 from $5,681,000 during the corresponding period of 1998. This decrease was primarily due to expense reductions in the Company's foreign operations.

         Interest Expense. Interest expense increased to $454,000 during the first three months of 1999 from $364,000 during the corresponding period of 1998. This increase is primarily due to an increase in the loan balance under the Company's Amended Credit Agreement (as defined below) from $20,000,000 at March 31, 1998 to $23,500,000 at March 31, 1999.

         Income Taxes. The effective tax rate was 28.0% and 25.0% for the three months ended March 31, 1999 and 1998, respectively. The increase in the tax rate was primarily due to increasing the valuation allowance related to the tax benefits from the foreign operations and, to a lesser extent, the Company's reduction of its tax-exempt investment portfolio.

         Net Income. The Company had net income of $2,107,000 for the first quarter of 1999 compared to $3,390,000 for the same period last year. On a diluted per share basis, this represents net income per share of $0.25 and $0.40 for the 1999 and 1998 first quarters, respectively. The decrease in net income was due primarily to the decrease in revenues.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations was $1,787,000 and ($3,164,000) for the first three months of 1999 and 1998, respectively. Invested assets and cash decreased to $252,983,000 at March 31, 1999 from $257,232,000 at December 31, 1998.

         The Company's bank credit facility currently provides for a $25 million revolving line of credit facility, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning January 1, 2000 until it terminates on November 19, 2003, and a $60 million letter of credit facility. At March 31, 1999, $23,500,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 5.9%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd's syndicate 1221 managed by MTC. At March 31, 1999, letters of credit with an aggregate face amount of $42,960,000 were issued under the letter of credit facility. No letters of credit have been drawn upon.

         As of March 31, 1999, the Company's consolidated stockholders' equity was $143,448,000 compared to $143,266,000 at December 31, 1998. The increase was primarily due to net income partially offset by decreases in the unrealized gains and the stock repurchase program.

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the Year 2000 issue in existing computer systems and has replaced its major computer systems with systems that are Year 2000 compliant and thereby will benefit from state-of-the-art integrated systems along with being Year 2000 compliant. The systems were implemented in 1999 and are currently being tested. The testing should be completed in July 1999. The actions being taken to resolve the Company's Year 2000 issues, as described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are on schedule. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the information concerning market risk as stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

STOCK REPURCHASE PROGRAM

         On January 6, 1999, the Company announced a stock repurchase program for up to $3,000,000 of its common stock. At March 31, 1999, the Company had repurchased 26,400 shares at a cost of $382,000.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings:

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its then current forty-one (41) members, including Navigators Insurance, that they were each being assessed approximately pound sterling 900,000 to pay for anticipated operating deficits arising from the long term lease of the ILU building located in London (the "ILU Building"). This assessment was to be paid in cash or by providing a letter of credit.

Navigators Insurance has informed the ILU that it opposes the assessment as inequitable and inappropriate since it purports to force the ILU's members (without regard to the length of membership, proportionate usage of the ILU's London Processing Centre or current or past occupancy of the ILU Building) to pay now for potential worst case liabilities extending through 2011. The ILU has not filed suit to enforce the assessment against Navigators Insurance. In the event the ILU does file such a suit, Navigators Insurance intends to vigorously contest liability for payment of the assessment. It is not possible to forecast the ultimate liability if any, at the present time.

Item 2.       Changes in Securities:

              None.

Item 3.       Defaults Upon Senior Securities:

              None.

Item 4.       Submissions of Matters to a Vote of Securities Holders:

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:

              Exhibit No.        Description of Exhibit

                  27.1           Financial Data Schedule

              (b) Reports on Form 8-K:

                         There were no reports on Form 8-K filed for the three months ended March 31, 1999.

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

                                       The Navigators Group,  Inc.
                                       -----------------------------------------
                                       (Registrant)


Dated:  May 17, 1999                   /s/ Bradley D. Wiley
                                       -----------------------------------------
                                       Bradley D. Wiley
                                       Senior Vice President, Chief Financial
                                       Officer and Secretary

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