Form 10-Q
period 1999-06-30
NAVIGATORS GROUP INC
filed 1999-08-16
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1999
                               -------------------------------------------------
Commission file number 0-15886
                       ---------------------------------------------------------

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

Yes     X      No
      -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 5, 1999 there were 8,406,970 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page No.
                                                                           --------
Part I. FINANCIAL INFORMATION:

        Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998....................      3

        Consolidated Statements of Income
                  Three Months Ended June 30, 1999 and 1998..............      4
                  Six Months Ended June 30, 1999 and 1998................      5

        Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 1999 and 1998................      6

        Notes to Interim Consolidated Financial Statements ..............      7

        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     11

Part II. OTHER INFORMATION...............................................     17

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                               June 30, 1999     Dec. 31, 1998
                                                                                               -------------     -------------
                                                                                                (Unaudited)
                                                                     ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1999, $219,682; 1998, $232,021)  ......................................     $220,318            $240,233
  Equity securities, available-for-sale, at fair value (cost: 1999, $6,318;
    1998, $6,506)  .........................................................................        6,930               7,400
  Short-term investments, at cost which approximates fair value  ...........................       19,387               5,647
  Cash  ....................................................................................        3,606               2,807
  Other investments  .......................................................................          -                 1,145
                                                                                                 --------            --------
            Total investments and cash  ....................................................      250,241             257,232
                                                                                                 --------            --------

Premiums in course of collection  ..........................................................       85,227              76,321
Commissions receivable  ....................................................................        5,117               7,823
Accrued investment income  .................................................................        3,009               3,219
Prepaid reinsurance premiums  ..............................................................       30,207              25,699
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses...............      217,205             200,017
Federal income tax recoverable  ............................................................          548                 398
Net deferred Federal and foreign income tax benefit ........................................       10,215               8,002
Deferred policy acquisition costs  .........................................................        4,831               4,303
Goodwill    ................................................................................        5,860               3,855
Other assets  ..............................................................................        9,443               5,217
                                                                                                 --------            --------
            Total assets  ..................................................................     $621,903            $592,086
                                                                                                 ========            ========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for losses and loss adjustment expenses  ........................................     $356,568            $342,444
  Unearned premium  ........................................................................       60,105              51,295
  Reinsurance balances payable  ............................................................       31,314              24,858
  Notes payable to banks  ..................................................................       25,000              23,500
  Net deferred state and local income tax ..................................................        1,112               1,152
  Accounts payable and other liabilities  ..................................................        6,128               5,571
                                                                                                 --------            --------
            Total liabilities  .............................................................      480,227             448,820
                                                                                                 --------            --------

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued  ...............         -                   -
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued and outstanding 8,406,970 in 1999 and 8,447,926 in 1998  ........................          841                 845
  Additional paid-in capital  ..............................................................       38,752              39,332
  Accumulated other comprehensive income  ..................................................          697               5,747
  Retained earnings  .......................................................................      101,386              97,342
                                                                                                 --------            --------
            Total stockholders' equity  ....................................................      141,676             143,266
                                                                                                 --------            --------
            Total liabilities and stockholders' equity  ....................................     $621,903            $592,086
                                                                                                 ========            ========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)

                                                                                    THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 ---------------------------
                                                                                   1999               1998
                                                                                   ----               ----

                                                                                          (Unaudited)
Revenues:
  Net earned premium  ......................................................     $19,830            $16,532
  Commission income  .......................................................         524              1,156
  Net investment income  ...................................................       3,637              3,752
  Net realized capital gains ...............................................         504                522
  Other income  ............................................................         165                337
                                                                                 -------            -------
            Total revenues  ................................................      24,660             22,299
                                                                                 -------            -------

Operating expenses:
  Net losses and loss adjustment expenses incurred  ........................      10,978              8,948
  Commission expense  ......................................................       4,476              3,045
  Other operating expenses  ................................................       6,663              5,747
  Interest expense  ........................................................         279                367
                                                                                 -------            -------
            Total operating expenses  ......................................      22,396             18,107
                                                                                 -------            -------

Income before income tax expense  ..........................................       2,264              4,192
                                                                                 -------            -------

Income tax expense:
    Current  ...............................................................        (304)             1,038
    Deferred  ..............................................................         631                 35
                                                                                 -------            -------
            Total income tax expense .......................................         327              1,073
                                                                                 -------            -------

Net income  ................................................................     $ 1,937            $ 3,119
                                                                                 =======            =======


Net income per common share:
   Basic  ..................................................................     $  0.23            $  0.37
   Diluted  ................................................................     $  0.23            $  0.37

Average common shares outstanding:
   Basic ...................................................................       8,414              8,411
   Diluted .................................................................       8,414              8,450

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)

                                                                                                    SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                               --------------------------
                                                                                                 1999              1998
                                                                                                 ----              ----

                                                                                                       (Unaudited)
Revenues:
  Net earned premium  .................................................................         $36,764            $34,422
  Commission income  ..................................................................             687              2,380
  Net investment income  ..............................................................           7,906              7,670
  Net realized capital gains ..........................................................             791              1,237
  Other income  .......................................................................             232                617
                                                                                                -------            -------
            Total revenues  ...........................................................          46,380             46,326
                                                                                                -------            -------

Operating expenses:
  Net losses and loss adjustment expenses incurred  ...................................          20,977             19,363
  Commission expense  .................................................................           7,764              6,095
  Other operating expenses  ...........................................................          11,716             11,428
  Interest expense  ...................................................................             733                731
                                                                                                -------            -------
            Total operating expenses  .................................................          41,190             37,617
                                                                                                -------            -------

Income before income tax expense ......................................................           5,190              8,709
                                                                                                -------            -------

Income tax expense:
    Current  ..........................................................................             692              2,176
    Deferred  .........................................................................             454                 24
                                                                                                -------            -------
            Total income tax expense ..................................................           1,146              2,200
                                                                                                -------            -------

Net income  ...........................................................................         $ 4,044            $ 6,509
                                                                                                =======            =======

Net income per common share:
   Basic  .............................................................................         $  0.48            $  0.78
   Diluted  ...........................................................................         $  0.48            $  0.77

Average common shares outstanding:
   Basic ..............................................................................           8,432              8,398
   Diluted     ........................................................................           8,433              8,446


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                            SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                        ----------------------
                                                                                                         1999            1998
                                                                                                         ----            ----
                                                                                                              (Unaudited)
Operating activities:
    Net income...................................................................................       $  4,044      $  6,509
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
      Depreciation & amortization  ..............................................................            905           439
      Reinsurance receivable on paid and unpaid
        losses and loss adjustment expenses  ....................................................        (17,188)       (7,693)
      Reserve for losses and loss adjustment expenses  ..........................................         14,124         2,695
      Prepaid reinsurance premiums  .............................................................         (4,509)       (2,087)
      Unearned premium  .........................................................................          8,810         1,465
      Premiums in course of collection  .........................................................         (8,906)       (4,394)
      Commissions receivable  ...................................................................          2,706         5,058
      Deferred policy acquisition costs  ........................................................           (527)          400
      Accrued investment income  ................................................................            216           172
      Reinsurance balances payable  .............................................................          6,757           647
      Federal and foreign income tax  ...........................................................           (184)          (90)
      Net deferred Federal and foreign income tax   .............................................            505           474
      Net realized capital (gains) ..............................................................           (791)       (1,237)
      Other  ....................................................................................         (2,491)       (4,446)
                                                                                                          ------        ------
        Net cash provided by (used in) operating activities  ....................................          3,471        (2,088)
                                                                                                          ------        ------
Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities  ...............................................................          9,174        17,999
      Sales  ....................................................................................         39,959        16,332
      Purchases  ................................................................................        (36,686)      (35,269)
    Equity securities, available-for-sale
      Sales  ....................................................................................          1,913         2,216
      Purchases  ................................................................................         (1,444)       (1,061)
    Other investments:
      Sales .....................................................................................          1,145           -
    Payable for securities purchased  ...........................................................         (1,076)          787
    Net sales (purchases) of short-term investments  ............................................        (13,740)        6,087
    Payment for purchase of MTC, net of cash acquired  ..........................................           -           (5,245)
    Payment for purchase of Anfield, net of cash acquired........................................         (2,591)           -
    Purchase of property and equipment  .........................................................           (170)         (602)
                                                                                                          ------        ------
      Net cash provided by (used in) investing activities  ......................................         (3,516)        1,244
                                                                                                          ------        ------
Financing activities:
   Stock repurchase program .....................................................................           (700)          -
   Proceeds from bank loan ......................................................................          1,500         2,500
   Proceeds from exercise of stock options  .....................................................             44           754
                                                                                                          ------        ------
      Net cash provided by financing activities  ................................................            844         3,254
                                                                                                          ------        ------

Increase in cash ................................................................................            799         2,410
    Cash at beginning of year  ..................................................................          2,807         1,741
                                                                                                          ------        ------
    Cash at end of period  ......................................................................       $  3,606      $  4,151
                                                                                                          ======        ======

Supplemental  schedule  of non-cash investing and financing  activities:
     Issuance of  stock to Directors ............................................................       $     72      $     72
Federal income tax paid..........................................................................          1,600         1,600
Interest paid....................................................................................            706           656

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements

(1)     Accounting Policies
        The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1998. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

(2)     Reinsurance Ceded
        The Company's ceded earned premiums were $15,508,000 and $19,446,000 for the three months ended June 30, 1999 and 1998, respectively, and $34,208,000 and $36,523,000 for the six months ended June 30, 1999 and 1998, respectively. The Company's ceded incurred losses were $31,901,000 and $26,007,000 for the three months ended June 30, 1999 and 1998, respectively, and were $52,336,000 and $40,473,000 for the six months ended June 30, 1999 and 1998, respectively.

(3)     Acquisition of Anfield Insurance Services, Inc.
        In April 1999, the Company purchased 100% of Anfield Insurance Services, Inc. ("Anfield"), an insurance agency located in San Francisco, California. The purchase price of approximately $2,700,000 was funded through a bank loan and working capital. Goodwill of $2,300,000 was recorded in connection with the transaction and is being amortized over 20 years.

(4)     Segments of an Enterprise
        The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Somerset Companies and the Lloyd's operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business. The Somerset Companies are underwriting management companies. The Somerset Companies produce, manage and underwrite insurance and reinsurance for both affiliated and non-affiliated companies. The Lloyd's operations underwrite marine and related lines of business at Lloyd's of London as a corporate member with limited liability. All segments are evaluated based on their GAAP underwriting or operating results.

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

Financial data by segment for the periods indicated were as follows:

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                       --------------------           --------------------
                                                                        1999          1998             1999          1998
                                                                        ----          ----             ----          ----
                                                                                         (In thousands)
Revenue, excluding net investment income and realized
   gains on investments:
Insurance Companies..............................................      $12,480     $12,077            $23,094       $24,940
Somerset Companies...............................................        2,198       3,364              4,053         6,424
Lloyd's operations...............................................        7,430       4,495             13,940         9,685
Other operations (includes corporate activity and
   consolidating adjustments)....................................       (1,589)     (1,911)            (3,404)       (3,630)
                                                                       -------     -------            -------       -------
        Total....................................................      $20,519     $18,025            $37,683       $37,419
                                                                       =======     =======            =======       =======

Income (loss) before income tax expense (benefit):
Insurance Companies..............................................      $ 4,612     $ 5,173            $ 9,334       $10,901
Somerset Companies...............................................       (1,804)       (438)            (3,507)       (1,204)
Lloyd's operations...............................................         (227)        162                (37)          190
Other operations.................................................         (317)       (705)              (600)       (1,178)
                                                                       -------     -------            -------       -------
Total   .........................................................      $ 2,264     $ 4,192            $ 5,190       $ 8,709
                                                                       =======     =======            =======       =======


Income tax expense (benefit):
Insurance Companies..............................................      $ 1,083     $ 1,385            $ 2,455       $ 2,713
Somerset Companies...............................................         (545)         70             (1,115)          (52)
Lloyd's operations...............................................          -           (35)               -              -
Other operations.................................................         (211)       (347)              (194)         (461)
                                                                       -------     -------            -------       -------
         Total...................................................      $   327     $ 1,073            $ 1,146       $ 2,200
                                                                       =======     =======            =======       =======

Net income (loss):
Insurance Companies..............................................      $ 3,529     $ 3,788            $ 6,879       $ 8,188
Somerset Companies...............................................       (1,259)       (508)            (2,392)       (1,152)
Lloyd's operations...............................................         (230)        197                (37)          190
Other operations.................................................         (103)       (358)              (406)         (717)
                                                                       -------     -------            -------       -------
Total   .........................................................      $ 1,937     $ 3,119            $ 4,044       $ 6,509
                                                                       =======     =======            =======       =======


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

The following table summarizes comprehensive income for the three months ended June 30, 1999 and 1998:

                                                                                        June 30,
                                                                                 -----------------------
                                                                                  1999            1998
                                                                                  ----            ----
                                                                                     (In thousands)
Net income  ..............................................................      $ 1,937          $3,119
                                                                                -------          ------
Other comprehensive income, net of tax:
  Net unrealized (losses) on securities available for sale: Unrealized holding gain (loss) arising during period (net of income tax
      (benefit) of ($2,183) for 1999 and $(5)
      for 1998)                                                                  (4,054)             (6)
      Less: reclassification adjustment for gains included in
            net income (net of income tax expense of ($218) for 1999
            and $183 for 1998)   .........................................         (404)            339
                                                                                -------          ------
          Net unrealized gains (losses) on securities  ...................       (3,650)           (345)
Foreign currency translation adjustment, net of tax   ....................          259              41
                                                                                -------          ------
                 Other comprehensive income...............................       (3,391)           (304)
                                                                                -------          ------
                     Comprehensive income (loss)..........................      $(1,454)         $2,815
                                                                                =======          ======


The following table summarizes comprehensive income for the six months ended June 30, 1999 and 1998:

                                                                                               June 30,
                                                                                           ----------------
                                                                                            1999      1998
                                                                                            ----      ----
                                                                                            (In thousands)
Net income  ........................................................................      $ 4,044     $6,509
                                                                                          -------     ------
Other comprehensive income, net of tax:
  Net unrealized gains (losses) on securities available for sale:
      Unrealized holding gain (loss) arising during period (net of income tax (benefit) expense of ($3,048) for 1999 and
      $152 for 1998) ...............................................................       (5,661)       286
       Less: reclassification adjustment for gains/(losses) included in net income (net of income tax (benefit) expense of ($298)
             for 1999 and $433 for 1998)............................................         (553)       804
                                                                                          -------     ------
          Net unrealized gains (losses) on securities...............................       (5,108)      (518)
  Foreign currency translation adjustment, net of tax  .............................           58         99
                                                                                          -------     ------
                Other comprehensive income (loss) ..................................       (5,050)      (419)
                                                                                          -------     ------
                     Comprehensive income (loss)  ..................................      $(1,006)    $6,090
                                                                                          =======     ======

The following table summarizes the components of accumulated other comprehensive income:

                                                                                    June 30,     December 31,
                                                                                      1999           1998
                                                                                   ----------   --------------
                                                                                        (In thousands)
Net unrealized gains on securities available-for-sale (net of tax of
    $437 in 1999 and $3,187 in 1998) ...........................................     $  811         $5,919
Foreign currency translation adjustment, net of tax ............................       (114)          (172)
                                                                                      -----          -----
          Accumulated other comprehensive income ...............................     $  697         $5,747
                                                                                      =====          =====

(5)     Future Application of Accounting Standards
        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 137 was issued which deferred the effective date of SFAS No. 133 from being effective for all fiscal quarters of fiscal years beginning after June 15, 1999 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

(6)     Adoption of Accounting Standards
        In December 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-3, Accounting by Insurance and Other Enterprises for Insurance Related Assessments, ("SOP 97-3"). SOP 97-3, effective for fiscal years beginning after December 15, 1998, establishes standards for accounting for guaranty-fund and certain other insurance related assessments. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

        SOP 98-5, Reporting the Costs of Start-Up Activities, was issued in April 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. The adoption of the SOP did not have a material effect on the Company's results of operations or financial condition.

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

     The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK") Branch and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and cedes 100% of its gross direct writings from this business to Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

     Five of the Company's subsidiaries are underwriting management companies:
Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc. and Somerset Marine (UK) Limited ("Somerset UK") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and four unaffiliated insurance companies.

     The Somerset Companies specialize principally in producing marine insurance premium. They underwrite marine business for a syndicate of insurance companies with Navigators Insurance having a 75% participation in the syndicate for 1999. The Somerset Companies derive their revenue from commissions, investment income, service fees and cost reimbursement arrangements from the Company, Navigators Insurance and the unaffiliated insurers. Commissions are earned both from a fixed percentage of premiums and from underwriting profits on business placed with the participating insurance companies within the syndicate. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

     Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries. Somerset UK produces business for the UK Branch of Navigators Insurance. Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of London as a corporate member with limited liability. In January 1998, the Company acquired Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency, and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability. In August 1999, MTC formed Pennine Underwriting Limited, an underwriting managing agency located in Northern England, to underwrite cargo and engineering business for Lloyd's Syndicate 1221 managed by MTC.

     In April 1999, the Company acquired Anfield, an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast.

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

     Revenues. Gross written premium for the first six months of 1999 increased 10% to $79,865,000 from $72,409,000 for the first six months of 1998.

     The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                             Six Months Ended June 30,
                                                             ------------------------
                                                                1999          1998
                                                          -------------   -------------------

                                                                 (Dollars in thousands)
Lloyd's Operations:
   Marine   .........................................    $ 21,573     27%   $ 12,473    17%
Insurance Companies:
  Marine    .........................................      47,951     60      28,359    39
  Aviation     ......................................         264      -      12,684    17
  Onshore Energy  ...................................       1,284      2       6,206     9
  Engineering and Construction.......................         642      1       4,057     6
  Program Insurance .................................       7,932     10       8,444    12
  Other .............................................         219      -         186    -
                                                           ------    ----     ------   ----

Gross Written Premium................................      79,865    100%     72,409   100%
                                                           ------    ===      ------   ===

Ceded Written Premium................................     (38,717)           (38,685)
                                                           ------             ------

Net Written Premium..................................    $ 41,148           $ 33,724
                                                           ======             ======

LLOYD'S OPERATIONS

     Lloyd's Marine Premium. The Lloyd's marine premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by MTC. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL and Millennium are wholly owned by the parent company. The Lloyd's gross written premium for the six months ended June 30, 1999 increased 73% from the same period in 1998 due to the Company's increased participation in Syndicate 1221.

INSURANCE COMPANIES

     Marine Premium. Marine gross written premium increased 69% when comparing the first six months of 1999 to the first six months of 1998 primarily due to, beginning July 1, 1998, Navigators Insurance writing 100% of the marine risk and then ceding to the other pool members. Prior to July 1, 1998, each pool member's gross written premium was equal to the pool member's participation in the pool instead of assuming its participation from Navigators Insurance. Navigators Insurance's participation in the marine pools increased from 60% in 1998 to 75% in 1999.

     Aviation Premium. Aviation gross written premium decreased from the first six months of 1998 to 1999 as the result of Navigators Insurance's withdrawal from aviation business effective October 1998, other than a small amount of war and satellite business, due to inadequate pricing in the aviation insurance market.

     Onshore Energy Premium. In 1996, Navigators Insurance began to underwrite onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. The decrease in the premium from 1998 to 1999 was due to the Company's decision in 1999 to close the Somerset Asia Pacific Pty Limited office in Australia which produced the majority of this business. Beginning in mid 1999, all of the onshore energy business is being written through the Company's facilities at Lloyd's in which the UK Branch participates.

     Engineering and Construction Premium. In 1997, the Company began writing engineering and construction business consisting of coverage for construction projects including machinery, equipment and loss of use due to delays. The decrease in the premium from 1998 to 1999 was due to the Company's decision in 1999 to close the Somerset Asia Pacific Pty Limited office in Australia which produced the majority of this business. Beginning in mid 1999, all of the engineering and construction business is being written through the Company's facilities at Lloyd's in which the UK Branch participates.

     Program Insurance Premium. The program business currently consists of Anfield writing contractors' general liability premium consisting of liability insurance coverage for small artisan and general contractors.

     Ceded Premium. In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. In general, the Company retains more of the premium produced by the Lloyd's operations than the premium produced by the Insurance Companies.

     Net Written Premium. Net written premium increased 22% when comparing the first six months of 1998 to the first six months of 1999 primarily due to the increase in the marine business partially offset by decreases in other lines as described above. Navigators Insurance's participation in the marine pools increased from 60% in 1998 to 75% in 1999.

     Net Earned Premium. Net earned premium increased 7% for the first six months of 1999 to $36,764,000 as compared to $34,422,000 for the first six months of 1998. Net earned premium for the first three months ended June 30, 1999 and 1998 was $19,830,000 and $16,532,000, respectively. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

     Commission Income. Commission income generated by the Somerset Companies decreased from $2,380,000 for the first six months of 1998 to $687,000 for the first six months of 1999 and also decreased 55% for the three months ended June 30, 1999 from the same period in 1998. The decrease was primarily due to Navigators Insurance's increased participation in the marine pool which resulted in the Company receiving less commission income from the unaffiliated members of the pool.

     Net Investment Income. Net investment income increased 3% to $7,906,000 during the first six months of 1999 from $7,670,000 during the corresponding period in 1998 and decreased 3% to $3,637,000 during the three months ended June 30, 1999 from $3,752,000 during the corresponding period in 1998. These minor fluctuations in investment income are primarily due to the Lloyd's operations which earn income on investments held by the Lloyd's syndicates in which the Company participates. Such investments represent funds due from the syndicates to the Company.

     Net Realized Capital Gains. Pre-tax net income included $791,000 of realized capital gains for the first six months of 1999 compared to $1,237,000 for the same period last year. On an after tax basis, the realized capital gains were $0.06 per share in 1999 and $0.10 per share in 1998. Pre-tax net income for the three months ended June 30, 1999 and 1998 included realized capital gains of $504,000 and $522,000, respectively. On an after tax basis the realized capital gains represented $0.04 per share for each of the three-month periods.

     Operating Expenses.

     Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 57.1% and 56.3% during the first six months of 1999 and 1998, respectively. This increase was primarily due to higher loss ratios in the Lloyd's operations related to the more recent underwriting years. These ratios were 55.4% and 54.1% for the three months ended June 30, 1999 and 1998, respectively.

     Commission Expense. Commission expense as a percentage of net earned premium was 21.1% and 17.7% during the first six months of 1999 and 1998, respectively, and 22.6% and 18.4% for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily due to higher commission rates in the Lloyd's operations.

     Other Operating Expenses. Other operating expenses increased 3% to $11,716,000 during the first six months of 1999 from $11,428,000 during the corresponding period of 1998 and increased 16% for the three months ended June 30, 1999 compared to the same period in 1998. This increase was primarily due to the acquisition of Anfield on April 2, 1999 and increased expenses from the Company's Lloyd's operations due to the Company's increased participation in its Lloyd's syndicate, partially offset by expense reductions in the Company's other foreign operations.

     Interest Expense. Interest expense was $733,000 during the first six months of 1999 compared to $731,000 during the corresponding period of 1998. Interest on an increase in the loan balance under the Company's Amended Credit Agreement (as defined below) from $22,500,000 at June 30, 1998 to $25,000,000 at June 30,
1999, was partially offset by lower interest rates for the 1999 period.

     Income Taxes. The effective tax rate was 22.1% and 25.3% for the six months ended June 30, 1999 and 1998, respectively. The decrease in the tax rate was primarily due to a decrease in taxable income from the Somerset Companies.

     Net Income. The Company had net income of $4,044,000 for the first six months of 1999 compared to $6,509,000 for the same period last year. On a diluted per share basis, this represents net income per share of $0.48 and $0.77 for the first six months of 1999 and 1998, respectively. The Company had net income of $1,937,000 or $0.23 per share for the three months ended June 30, 1999 compared to net income of $3,119,000 or $0.37 per share for the same period in 1998. The decrease in net income is primarily due to the increases in losses and commissions.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations was $3,471,000 and $(2,088,000) for the first six months of 1999 and 1998, respectively. Invested assets and cash decreased to $250,241,000 at June 30, 1999 from $257,232,000 at December 31, 1998 due to decreases in the unrealized investment gains and the purchase of Anfield.

     The Company's bank credit facility currently provides for a $25 million revolving line of credit facility, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning January 1, 2000 until it terminates on November 19, 2003, and a $60 million letter of credit facility. At June 30, 1999, $25,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 6.0%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd's syndicate 1221 managed by MTC. At June 30, 1999, letters of credit with an aggregate face amount of $41,085,000 were issued under the letter of credit facility. No letters of credit have been drawn upon.

     As of June 30, 1999, the Company's consolidated stockholders' equity was $141,676,000 compared to $143,266,000 at December 31, 1998. The decrease was primarily due to decreases in the unrealized gains and the stock repurchase program partially offset by net income.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues related to existing computer systems and has replaced its major computer systems with systems that are Year 2000 compliant and thereby will benefit from state-of-the-art integrated systems along with being Year 2000 compliant. The systems were implemented in 1999 and are currently being tested. The testing should be completed in the third quarter of 1999. The actions being taken to resolve the Company's Year 2000 issue, as described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are on schedule. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in the information concerning market risk as stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

STOCK REPURCHASE PROGRAM

     On January 6, 1999, the Company announced a stock repurchase program for up to $3,000,000 of its common stock. At June 30, 1999, the Company had repurchased 48,700 shares at a cost of $700,000.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:

          The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its forty-one members, including Navigators Insurance, that they were each being assessed approximately Pound Sterling 900,000 to pay for anticipated operating deficits arising from the ILU's long term lease of the building occupied by the ILU in London. This matter is currently not in litigation and Navigators Insurance continues to oppose the assessment as inequitable and inappropriate. Discussions with the ILU are ongoing and the Company's ultimate liability, if any, is not possible to forecast at the present time.

Item 2.   Changes in Securities:

          None.

Item 3.   Defaults Upon Senior Securities:

          None.

Item 4.   Submissions of Matters to a Vote of Securities Holders:

          On May 27, 1999, the Company's stockholders voted for the following matters at the annual stockholders' meeting:

          (a) The election of seven (7) directors to serve until the 2000 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows:

          Name                               For                   Withheld
          ----                               ---                   --------
          Terence N. Deeks                 6,647,379                29,050
          Robert M. DeMichele              6,647,379                29,050
          Leandro S. Galban                6,647,379                29,050
          Marc M. Tract                    6,636,779                39,650
          William D. Warren                6,625,529                50,900
          Robert F. Wright                 6,647,379                29,050
          Howard M. Zelikow                6,647,379                29,050

          (b) The ratification of the appointment of KPMG LLP as the Company's independent auditors. The stockholders cast 6,676,129 votes for and 300 votes against ratification with no abstention votes.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

          Exhibit No.        Description of Exhibit

            27.1             Financial Data Schedule

          (b)  Reports on Form 8-K:
                 There were no reports on Form 8-K filed for the six months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Navigators Group, Inc.
                                         --------------------------------
                                                 (Registrant)

Dated:  August 13, 1999                  /s / Bradley D. Wiley
      -------------------                --------------------------------
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