Form 10-Q
period 1999-09-30
NAVIGATORS GROUP INC
filed 1999-11-16
CIK 793547

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarterly Period Ended              September 30, 1999

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

On November 11, 1999, there were 8,406,970 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.



Part I.  FINANCIAL INFORMATION:

       Consolidated Balance Sheets
                September 30, 1999 and December 31, 1998 ...........     3

       Consolidated Statements of Income
                Three Months Ended September 30, 1999 and 1998 .....     4
                Nine Months Ended September 30, 1999 and 1998 ......     5

       Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1999 and 1998 ......     6

       Notes to Interim Consolidated Financial Statements ..........     7

       Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................    11

Part II.  OTHER INFORMATION ........................................    17

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                   September 30,    December 31,
                                                                                                       1999             1998
                                                                                                   -------------    ------------
                                                                                                    (Unaudited)
                                             ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1999, $224,458; 1998, $232,021) ..........................................      $ 223,176       $ 240,233
  Equity securities, available-for-sale, at fair value (cost: 1999, $11,176;
    1998, $6,506) .............................................................................         11,021           7,400
  Short-term investments, at cost which approximates fair value ...............................         15,265           5,647
  Cash ........................................................................................          3,187           2,807
         Other investments ....................................................................           --             1,145
                                                                                                     ---------       ---------
         Total investments and cash ...........................................................        252,649         257,232
                                                                                                     ---------       ---------

Premiums in course of collection ..............................................................         30,581          76,321
Commissions receivable ........................................................................          2,115           7,823
Accrued investment income .....................................................................          3,184           3,219
Prepaid reinsurance premiums ..................................................................         29,073          25,699
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses .................        227,200         200,017
Federal income tax recoverable ................................................................          2,376             398
Net deferred Federal and foreign income tax benefit ...........................................         13,171           8,002
Deferred policy acquisition costs .............................................................          4,880           4,303
Goodwill ......................................................................................          5,916           3,855
Other assets ..................................................................................          7,857           5,217
                                                                                                     ---------       ---------
         Total assets .........................................................................      $ 629,002       $ 592,086
                                                                                                     =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ............................................      $ 370,923       $ 342,444
  Unearned premium ............................................................................         58,212          51,295
  Reinsurance balances payable ................................................................         33,013          24,858
  Notes payable to banks ......................................................................         25,000          23,500
  Net deferred state and local income tax .....................................................            553           1,152
  Accounts payable and other liabilities ......................................................          6,520           5,571
                                                                                                     ---------       ---------
         Total liabilities ....................................................................        484,221         448,820
                                                                                                     ---------       ---------

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued ...................           --              --
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued 8,455,670 in 1999 and 8,447,926 in 1998 ............................................            846             845
  Additional paid-in capital ..................................................................         39,447          39,332
  Treasury stock held at cost, 48,700 shares in 1999 ..........................................           (700)           --
  Accumulated other comprehensive income (loss)................................................         (1,391)          5,747
  Retained earnings ...........................................................................         96,579          97,342
                                                                                                     ---------       ---------
         Total stockholders' equity ...........................................................        134,781         143,266
                                                                                                     ---------       ---------

Total liabilities and stockholders' equity ....................................................      $ 624,002       $ 592,086
                                                                                                     =========       =========

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)


                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
                                                              (Unaudited)

Revenues:
  Net earned premium .............................      $ 15,258       $ 19,030
  Commission income ..............................          (460)         1,334
  Net investment income ..........................         4,003          3,724
  Net realized capital gains (losses) ............           (14)           168
  Other income ...................................            83            104
                                                        --------       --------
         Total revenues ..........................        18,870         24,360
                                                        --------       --------

Operating expenses:
  Net losses and loss adjustment expenses incurred        16,502         11,677
  Commission expense .............................         3,099          2,813
  Other operating expenses .......................         6,375          5,445
  Interest expense ...............................           354            403
                                                        --------       --------
         Total operating expenses ................        26,330         20,338
                                                        --------       --------

Income (loss) before income tax expense ..........        (7,460)         4,022
                                                        --------       --------

Income tax expense (benefit):
    Current ......................................          (320)           799
    Deferred .....................................        (2,332)           341
                                                        --------       --------
         Total income tax expense (benefit) ......        (2,652)         1,140
                                                        --------       --------

Net income (loss) ................................      $ (4,808)      $  2,882
                                                        ========       ========


Net income (loss) per common share:
         Basic ...................................      $  (0.57)      $   0.34
         Diluted .................................      $  (0.57)      $   0.34

Average common shares outstanding:
         Basic ...................................         8,407          8,423
         Diluted .................................         8,410          8,455


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except net income per share)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                          1999           1998
                                                        --------       --------
                                                              (Unaudited)
Revenues:
  Net earned premium .............................      $ 52,022       $ 53,452
  Commission income ..............................           228          3,715
  Net investment income ..........................        11,909         11,394
  Net realized capital gains .....................           777          1,405
  Other income ...................................           315            720
                                                        --------       --------
         Total revenues ..........................        65,251         70,686
                                                        --------       --------

Operating expenses:
  Net losses and loss adjustment expenses incurred        37,479         31,040
  Commission expense .............................        10,863          8,908
  Other operating expenses .......................        18,091         16,873
  Interest expense ...............................         1,087          1,134
                                                        --------       --------
         Total operating expenses ................        67,520         57,955
                                                        --------       --------

Income (loss) before income tax expense ..........        (2,269)        12,731
                                                        --------       --------

Income tax expense (benefit):
   Current .......................................           372          2,976
   Deferred ......................................        (1,878)           364
                                                        --------       --------
         Total income tax expense (benefit) ......        (1,506)         3,340
                                                        --------       --------

Net income (loss) ................................      $   (763)      $  9,391
                                                        ========       ========


Net income (loss) per common share:
   Basic .........................................      $  (0.09)      $   1.12
   Diluted .......................................      $  (0.09)      $   1.11

Average common shares outstanding:
   Basic .........................................         8,423          8,406
   Diluted .......................................         8,425          8,453


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           -----------------------
                                                                             1999           1998
                                                                           --------       --------
                                                                                  (Unaudited)
Operating activities:
    Net income (loss) ...............................................      $   (763)      $  9,391
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
      Depreciation & amortization ...................................         1,262            672
      Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses ..........................       (27,184)       (23,734)
      Reserve for losses and loss adjustment expenses ...............        28,479         20,742
      Prepaid reinsurance premiums ..................................        (3,374)        (5,205)
      Unearned premium ..............................................         6,917          4,436
      Premiums in course of collection ..............................        (4,260)       (11,512)
      Commissions receivable ........................................         5,708          5,208
      Deferred policy acquisition costs .............................          (576)           743
      Accrued investment income .....................................            41            (24)
      Reinsurance balances payable ..................................        8,457          3,028
      Federal and foreign income tax ................................        (2,011)           114
      Net deferred Federal and foreign income tax ...................        (1,326)           497
      Net realized capital (gains) ..................................          (777)        (1,405)
      Other .........................................................        (2,342)        (3,759)
                                                                           --------       --------
        Net cash provided by (used in) operating activities .........         8,251           (808)
                                                                           --------       --------
Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities ....................................        19,595         24,074
      Sales .........................................................        39,287         23,742
      Purchases .....................................................       (51,187)       (50,810)
    Equity securities, available-for-sale
      Sales .........................................................         2,804          3,207
      Purchases .....................................................        (7,197)        (1,355)
    Sale of other investments .......................................         1,145          1,262
    Net sales (purchases) of short-term investments .................        (9,618)         5,431
    Payable for securities purchased ................................          (430)          (889)
    Payment for purchase of MTC, net of cash acquired ...............          --           (5,321)
    Payment for purchase of Anfield, net of cash acquired ...........        (2,591)          --
    Purchase of property and equipment ..............................          (523)          (850)
                                                                           --------       --------
      Net cash provided by (used in) investing activities ...........        (8,715)        (1,509)
                                                                           --------       --------
Financing activities:
   Stock repurchase program .........................................          (700)          --
   Proceeds from bank loan ..........................................         1,500          2,500
   Repayment of note payable ........................................          --             (354)
   Proceeds from exercise of stock options ..........................            44            894
                                                                           --------       --------
      Net cash provided by financing activities .....................           844          3,040
                                                                           --------       --------

Increase in cash ....................................................           380            723
Cash at beginning of year ...........................................         2,807          1,251
                                                                           --------       --------
Cash at end of period ...............................................      $  3,187       $  1,974
                                                                           ========       ========

Supplemental schedule of non-cash investing and financing activities:
    Issuance of  stock to Directors .................................      $     72       $     72
    Federal income tax paid .........................................         1,650          1,600
    Interest paid ...................................................           976          1,078


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

(2)   Reinsurance Ceded

      The Company's ceded earned premiums were $19,587,000 and $22,523,000 for the three months ended September 30, 1999 and 1998, respectively, and were $53,795,000 and $59,046,000 for the nine months ended September 30, 1999 and 1998, respectively. The Company's ceded incurred losses were $39,810,000 and $35,704,000 for the three months ended September 30, 1999 and 1998, respectively, and were $92,146,000 and $76,177,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

(4)   Segments of an Enterprise

      The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Somerset Companies and the Lloyd's operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business. The Somerset Companies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and non-affiliated companies. The Lloyd's operations underwrite marine and related lines of business at Lloyd's of London as corporate members with limited liability and a Lloyd's agency. The Insurance Companies and the Lloyd's operations are evaluated based on their GAAP underwriting results. The Somerset Companies are evaluated based on their GAAP operating results.

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

Financial data by segment for the periods indicated were as follows:


                                                                            Three Months Ended              Nine Months Ended
                                                                                September 30,                  September 30,
                                                                           -----------------------       -----------------------
                                                                             1999           1998           1999           1998
                                                                           --------       --------       --------       --------
                                                                                              (In thousands)

Revenue, excluding net investment income and
   realized gains on investments:
Insurance Companies .................................................      $  9,173       $ 13,929       $ 32,267       $ 38,869
Somerset Companies ..................................................          (153)         3,809          3,400         10,233
Lloyd's operations ..................................................         6,311          5,203         20,251         14,888
Other operations (includes corporate activity and
   consolidating adjustments) .......................................          (450)        (2,473)        (3,853)        (6,103)
                                                                           --------       --------       --------       --------
      Total .........................................................      $ 14,881       $ 20,468       $ 52,565       $ 57,887
                                                                           ========       ========       ========       ========



Income (loss) before income tax expense (benefit):
Insurance Companies .................................................      $ (1,662)      $  5,147       $  7,672       $ 16,048
Somerset Companies ..................................................        (3,677)          (117)        (7,184)        (1,321)
Lloyd's operations ..................................................        (1,996)            97         (2,033)           287
Other operations ....................................................          (125)        (1,105)          (724)        (2,283)
                                                                           --------       --------       --------       --------
Total ...............................................................      $ (7,460)      $  4,022       $ (2,269)      $ 12,731
                                                                           ========       ========       ========       ========



Income tax expense (benefit):
Insurance Companies .................................................      $ (1,405)      $  1,277       $  1,050       $  3,990
Somerset Companies ..................................................        (1,264)           270         (2,379)           218
Lloyd's operations ..................................................           221           (221)           221           (221)
Other operations ....................................................          (204)          (186)          (398)          (647)
                                                                           --------       --------       --------       --------
         Total ......................................................      $ (2,652)      $  1,140       $ (1,506)      $  3,340
                                                                           ========       ========       ========       ========


Net income (loss):
Insurance Companies .................................................      $   (257)      $  3,870       $  6,622       $ 12,058
Somerset Companies ..................................................        (2,413)          (387)        (4,805)        (1,539)
Lloyd's operations ..................................................        (2,217)           318         (2,254)           508
Other operations ....................................................           (79)          (919)          (326)        (1,636)
                                                                           --------       --------       --------       --------
Total ...............................................................      $ (4,808)      $  2,882       $   (763)      $  9,391
                                                                           ========       ========       ========       ========



(4)   Comprehensive Income

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

The following table summarizes comprehensive income for the three months ended September 30, 1999 and 1998:

                                                                                 September 30,
                                                                            ---------------------
                                                                              1999         1998
                                                                            -------       -------
                                                                                (In thousands)

Net income (loss) ....................................................      $(4,808)      $ 2,882
                                                                            -------       -------
Other comprehensive income, net of tax:
  Net unrealized gains (losses) on securities available for sale:
      Unrealized holding gain (loss) arising during period
      (net of tax expense (benefit) of $(928) for 1999 and
      $771 for 1998) .................................................       (1,723)        1,432
      Less: reclassification adjustment for gains (losses) included in net income (net of income tax expense of $(12) for
            1999 and $206 for 1998) ..................................           22           382
                                                                            -------       -------
         Net unrealized gain (loss) on securities ....................       (1,745)        1,050

   Foreign currency translation gains (losses) adjustment, net of tax          (342)           53
                                                                            -------       -------
            Other comprehensive income (loss) ........................       (2,087)        1,103
                                                                            -------       -------

                Comprehensive income (loss) ..........................      $(6,895)      $ 3,985
                                                                            =======       =======


The following table summarizes comprehensive income for the nine months ended September 30, 1999 and 1998:

                                                                             September 30,
                                                                        ---------------------
                                                                          1999          1998
                                                                        -------       -------
                                                                            (In thousands)

Net income (loss) ................................................      $  (763)      $ 9,391
                                                                        -------       -------
Other comprehensive income, net of tax:
  Net unrealized gains (losses) on securities available for sale:
      Unrealized holding gain (loss) arising during period
      (net of tax (benefit) expense of $(3,374) for 1999 and
      $925 for 1998) .............................................       (6,266)        1,718
      Less: reclassification adjustment for gains included in
            net income (net of income tax expense of $248 for 1999
            and $639 for 1998) ...................................          587         1,186
                                                                        -------       -------
        Net unrealized gains (losses) on securities ..............       (6,853)          532

  Foreign currency translation gain (loss) adjustment, net of tax          (285)          152
                                                                        -------       -------
            Other comprehensive income (loss) ....................       (7,138)          684
                                                                        -------       -------

               Comprehensive income (loss) .......................      $(7,901)      $10,075
                                                                        =======       =======

The following table summarizes the components of accumulated other comprehensive income:


                                                                              September 30,     December 31,
                                                                                  1999              1998
                                                                              -------------     ------------
                                                                                      (In thousands)
Net unrealized gains (losses) on securities available-for-sale (net of
   tax (benefit) expense of $(503) in 1999 and $3,187 in 1998) .......           $  (935)          $ 5,919
Foreign currency translation (loss) adjustment, net of tax ...........              (456)             (172)
                                                                                 -------           -------
Accumulated other comprehensive income (loss) ........................           $(1,391)          $ 5,747
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

         The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK") Branch and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and cedes 100% of its gross direct writings from this business to Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

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

         The Somerset Companies specialize principally in producing marine insurance premium. They underwrite marine business for a pool of insurance companies with Navigators Insurance having a 75% participation in the pool for 1999. The Somerset Companies derive their revenue from commissions, service fees and cost reimbursement arrangements from the Company, Navigators Insurance and the unaffiliated insurers. Commissions are earned both from a fixed percentage of premiums and from underwriting profits on business placed with the participating insurance companies within the pool. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

         Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries. Somerset UK produces business for the UK Branch of Navigators Insurance. Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of London as a corporate member with limited liability. In January 1998, the Company acquired Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency which manages Lloyd's Syndicate 1221, and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability. In August 1999, MTC formed Pennine Underwriting Limited, an underwriting managing agency located in Northern England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

         In April 1999, the Company acquired Anfield, an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast.

         The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their business from business written by the Somerset Companies. The Insurance Companies are managed by Somerset Marine, Inc.


RESULTS OF OPERATIONS

         The Company's 1999 and 1998 results of operations reflect intense market competition in the marine business.

         The third quarter 1999 results include a charge against earnings of approximately $6.5 million pretax resulting in an after tax charge of approximately $4.2 million or $0.50 per fully diluted share. The charge is the result of nonrecoverable reinsurance from New Cap Reinsurance Corporation Limited ("New Cap Re"). As reported in the Company's September 3, 1999 news release, New Cap Re, which participated in the Company's 1997 and 1998 reinsurance programs, has been put under the control of an Administrator for possible liquidation.

         Revenues. Gross written premium for the first nine months of 1999 decreased 3.5% to $112,667,000 from $116,740,000 for the first nine months of 1998.

      The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                  Nine Months Ended September 30,
                                    ----------------------------------------------------------
                                               1999                            1998
                                    -------------------------        -------------------------

                                                      (Dollars in thousands)

Lloyd's Operations:
  Marine .....................      $  32,109              28%       $  17,920             15%
Insurance Companies:
  Marine .....................         65,353              58           46,330             40
  Aviation ...................            354            --             23,146             20
  Onshore Energy .............            937               1            8,350              7
  Engineering and Construction            617               1            8,163              7
  Program Insurance ..........         13,142              12           12,065             10
  Other ......................            155            --                766              1
                                    ---------       ---------        ---------      ---------

Gross Written Premium ........        112,667             100%         116,740            100%
                                    ---------       ---------        ---------      ---------

Ceded Written Premium ........        (57,172)                         (64,195)
                                    ---------                        ---------

Net Written Premium ..........      $  55,495                        $  52,545
                                    =========                        =========


LLOYD'S OPERATIONS

         Lloyd's Marine Premium. The Lloyd's marine premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by MTC. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's financials but are not included in the Insurance Companies' results since NCUL and Millennium are wholly owned by the parent company. The Lloyd's gross written premium for the nine months ended September 30, 1999 increased 79.2% from the same period in 1998 due to the Company's increased participation in Syndicate 1221.

INSURANCE COMPANIES

         Marine Premium. Marine gross written premium increased 41% when comparing the first nine months of 1999 to the first nine months of 1998 primarily due to, beginning July 1, 1998, Navigators Insurance writing 100% of the marine risk and then ceding to the other pool members. Prior to July 1, 1998, each pool member's gross written premium was equal to the pool member's participation in the pool instead of assuming its participation from Navigators Insurance. Navigators Insurance's participation in the marine pools increased from 60% in 1998 to 75% in 1999.

         Aviation Premium. Aviation gross written premium decreased from the first nine months of 1998 to 1999 as the result of Navigators Insurance's withdrawal from the aviation business effective October 1998, other than a small amount of war and satellite business, due to inadequate pricing in the aviation insurance market.

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

         Engineering and Construction Premium. In 1997, the Company began writing engineering and construction business consisting of coverages for construction projects including machinery, equipment and loss of use due to delays. The decrease in the premium from 1998 to 1999 was due to the Company's decision in 1999 to close the Somerset Asia Pacific Pty Limited office in Australia which produced the majority of this business. Beginning in mid 1999, all of the engineering and construction business is being written through the Company's facilities at Lloyd's in which the UK Branch participates.

         Program Insurance Premium. The program business is primarily produced by Anfield writing contractors' general liability premium consisting of liability insurance coverage for small artisan and general contractors. The Company started writing a package policy for restaurants and taverns in the third quarter of 1999.

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

         Net Written Premium. Net written premium increased 5.6% for the first nine months of 1999 to $55,495,000 compared to $52,545,000 for the same period in 1998 primarily due to the increase in the marine business partially offset by decreases in other lines as described above and by $825,000 of reinsurance reinstatement premium related to one loss.

         Net Earned Premium. Net earned premium decreased 2.7% for the first nine months of 1999 to $52,022,000 compared to $53,452,000 for the first nine months of 1998.

         Commission Income. Commission income generated by the Somerset Companies decreased from $3,715,000 for the first nine months of 1998 to $228,000 for the first nine months of 1999. The decrease was primarily due to the losses related to New Cap Re, the Company's reduction of its commission incomethose estimates due to the extremely competitive rate environment and Navigators Insurance's increased participation in the marine pool which resulted in the Company receiving less commission income from the unaffiliated members of the pool.

         Net Investment Income. Net investment income increased 4.5% to $11,909,000 during the first nine months of 1999 from $11,394,000 during the corresponding period in 1998 and increased 7.5% to $4,003,000 during the three months ended September 30, 1999 from $3,724,000 during the corresponding period in 1998. The increase in net investment income is due to the Lloyd's operations which earn income on investments held by the Lloyd's syndicates in which the Company participates. Such investments represent funds due from the syndicates to the Company.

         Net Realized Capital Gains. Pre-tax income included $777,000 of realized capital gains for the first nine months of 1999 compared to $1,405,000 for the same period last year. On an after tax basis, the realized capital gains were $0.06 per share in 1999 and $0.11 per share in 1998. Pre-tax income for the three months ended September 30, 1999 and 1998 included realized capital losses of $14,000 and gains of $168,000, respectively. On an after tax basis the realized capital gains for the three months ended September 30, 1998 represented $0.01 per share. There was no effect on the earnings per share for the three months ended September 30, 1999.

         Operating Expenses.

         Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 72.0% and 58.1% during the first nine months of 1999 and 1998, respectively. This increase was primarily due to the losses ceded to New Cap Re which have been determined to be uncollectible due to New Cap Re being put into receivership and to a lesser extent due to higher loss ratios in the Lloyd's operations including one unaffiliated syndicate from which we have since withdrawn. The ratios were 108.2% and 61.4% for the three months ended September 30, 1999 and 1998, respectively. The New Cap Re losses represent 11.5% and 39.3% of the loss ratio for the nine and three months ended September 30, 1999, respectively.

         Commission Expense. Commission expense as a percentage of net earned premium was 20.9% and 16.7% during the first nine months of 1999 and 1998, respectively, and 20.3% and 14.8% for the three months ended September 30, 1999 and 1998, respectively. The increase was primarily due to higher commission rates in the Lloyd's operations.

         Other Operating Expenses. Other operating expenses increased 7.2% to $18,091,000 during the first nine months of 1999 from $16,873,000 during the corresponding period of 1998 and increased 17.1% for the three months ended September 30, 1999 compared to the same period in 1998. This increase was primarily due to the acquisition of Anfield on April 2, 1999 and increased expenses from the Company's Lloyd's operations due to the Company's increased participation in its Lloyd's syndicate, partially offset by expense reductions in the Company's other foreign operations.

         Interest Expense. Interest expense was $1,087,000 during the first nine months of 1999 compared to $1,134,000 during the corresponding period of 1998. The interest on the increase in the loan balance under the Company's Amended Credit Agreement (as defined below) from $22,500,000 at September 30, 1998 to $25,000,000 at September 30, 1999, was partially offset by lower interest rates for the 1999 period.

      Income Taxes. The Company had a tax benefit of $1,506,000 on a pretax loss of $2,269,000 for the nine months ended September 30, 1999. The effective tax benefit rate of 66.4% is primarily the result of tax exempt investment income along with the pretax loss. The current tax expense for the nine months ended September 30, 1999 is the result of the Company's alternative minimum tax position. The effective tax rate was 26.2% for the nine months ended September 30, 1998.

      Net Income. The Company had a net loss of $763,000 for the first nine months of 1999 compared to net income of $9,391,000 for the same period last year. On a diluted per share basis, this represents a net loss per share of $0.09 and net income per share of $1.11 for the first nine months of 1999 and 1998, respectively. The Company had net loss of $4,808,000 or $0.57 per share for the three months ended September 30, 1999 compared to net income of $2,882,000 or $0.34 per share for the same period in 1998. The decrease in net income is primarily due to the New Cap Re losses and higher loss ratios in the Lloyd's operation.


LIQUIDITY AND CAPITAL RESOURCES

      Cash flow from operations was $8,251,000 and $(808,000) for the first nine months of 1999 and 1998, respectively. Invested assets and cash decreased to $252,649,000 at September 30, 1999 from $257,232,000 at December 31, 1998 due to decreases in the unrealized investment gains and the purchase of Anfield.

      The Company's bank credit facility currently provides for a $25 million revolving line of credit facility, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning January 1, 2000 until it terminates on November 19, 2003, and a $60 million letter of credit facility. At September 30, 1999, $25,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 6.3%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd's syndicate 1221 managed by MTC. At September 30, 1999, letters of credit with an aggregate face amount of $42,885,000 were issued under the letter of credit facility. No letters of credit have been drawn upon.

      As of September 30, 1999, the Company's consolidated stockholders' equity was $134,781,000 compared to $143,266,000 at December 31, 1998. The decrease was primarily due to the net loss for the nine months ended September 30, 1999 and decreases in the unrealized gains in the investment portfolio.

YEAR 2000 COMPLIANCE

      The Company is aware of the issues related to existing computer systems and has replaced its major computer systems with systems that are Year 2000 compliant and thereby will benefit from state-of-the-art integrated systems along with being Year 2000 compliant. The systems were implemented and tested in 1999. The actions being taken to resolve the Company's Year 2000 issue, as described in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are on schedule. There can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes in the information concerning market risk as stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

STOCK REPURCHASE PROGRAM

      On January 6, 1999, the Company announced a stock repurchase program for up to $3,000,000 of its common stock. At September 30, 1999, the Company had repurchased 48,700 shares of stock at a cost of $700,000.


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

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)     Exhibits:

              Exhibit No.        Description of Exhibit

                  27.1           Financial Data Schedule

              (b)     Reports on Form 8-K:
                         There were no reports on Form 8-K filed for the nine months ended September 30, 1999.




                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     The Navigators Group,  Inc.
                                     -----------------------------------------
                                       (Registrant)


Dated:   November 15, 1999           /s/ Bradley D. Wiley
         -----------------           -----------------------------------------
                                     Bradley D. Wiley
                                     Senior Vice President, Chief Financial
                                     Officer and Secretary

                                INDEX OF EXHIBITS


Exhibit No.                      Description of Exhibit

    27.1                         Financial Data Schedule