Form 10-Q/A
period 1999-09-30
NAVIGATORS GROUP INC
filed 1999-11-16
CIK 793547

                                    FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

On November 11, 1999, there were 8,406,970 shares of $0.10 par value common stock outstanding.

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

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                   September 30,    December 31,
                                                                                                       1999             1998
                                                                                                   -------------    ------------
                                                                                                    (Unaudited)
                                             ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 1999, $224,458; 1998, $232,021) ..........................................      $ 223,176       $ 240,233
  Equity securities, available-for-sale, at fair value (cost: 1999, $11,176;
    1998, $6,506) .............................................................................         11,021           7,400
  Short-term investments, at cost which approximates fair value ...............................         15,265           5,647
  Cash ........................................................................................          3,187           2,807
         Other investments ....................................................................           --             1,145
                                                                                                     ---------       ---------
         Total investments and cash ...........................................................        252,649         257,232
                                                                                                     ---------       ---------

Premiums in course of collection ..............................................................         80,581          76,321
Commissions receivable ........................................................................          2,115           7,823
Accrued investment income .....................................................................          3,184           3,219
Prepaid reinsurance premiums ..................................................................         29,073          25,699
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses .................        227,200         200,017
Federal income tax recoverable ................................................................          2,376             398
Net deferred Federal and foreign income tax benefit ...........................................         13,171           8,002
Deferred policy acquisition costs .............................................................          4,880           4,303
Goodwill ......................................................................................          5,916           3,855
Other assets ..................................................................................          7,857           5,217
                                                                                                     ---------       ---------
         Total assets .........................................................................      $ 629,002       $ 592,086
                                                                                                     =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ............................................      $ 370,923       $ 342,444
  Unearned premium ............................................................................         58,212          51,295
  Reinsurance balances payable ................................................................         33,013          24,858
  Notes payable to banks ......................................................................         25,000          23,500
  Net deferred state and local income tax .....................................................            553           1,152
  Accounts payable and other liabilities ......................................................          6,520           5,571
                                                                                                     ---------       ---------
         Total liabilities ....................................................................        494,221         448,820
                                                                                                     ---------       ---------

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued ...................           --              --
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued 8,455,670 in 1999 and 8,447,926 in 1998 ............................................            846             845
  Additional paid-in capital ..................................................................         39,447          39,332
  Treasury stock held at cost, 48,700 shares in 1999 ..........................................           (700)           --
  Accumulated other comprehensive income (loss)................................................         (1,391)          5,747
  Retained earnings ...........................................................................         96,579          97,342
                                                                                                     ---------       ---------
         Total stockholders' equity ...........................................................        134,781         143,266
                                                                                                     ---------       ---------

Total liabilities and stockholders' equity ....................................................      $ 629,002       $ 592,086
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

Financial data by segment for the periods indicated were as follows:


                                                                            Three Months Ended              Nine Months Ended
                                                                                September 30,                  September 30,
                                                                           -----------------------       -----------------------
                                                                             1999           1998           1999           1998
                                                                           --------       --------       --------       --------
                                                                                              (In thousands)

Revenue, excluding net investment income and
   realized gains on investments:
Insurance Companies .................................................      $  9,173       $ 13,929       $ 32,267       $ 38,869
Somerset Companies ..................................................          (153)         3,809          3,900         10,233
Lloyd's operations ..................................................         6,311          5,203         20,251         14,888
Other operations (includes corporate activity and
   consolidating adjustments) .......................................          (450)        (2,473)        (3,853)        (6,103)
                                                                           --------       --------       --------       --------
      Total .........................................................      $ 14,881       $ 20,468       $ 52,565       $ 57,887
                                                                           ========       ========       ========       ========



Income (loss) before income tax expense (benefit):
Insurance Companies .................................................      $ (1,662)      $  5,147       $  7,672       $ 16,048
Somerset Companies ..................................................        (3,677)          (117)        (7,184)        (1,321)
Lloyd's operations ..................................................        (1,996)            97         (2,033)           287
Other operations ....................................................          (125)        (1,105)          (724)        (2,283)
                                                                           --------       --------       --------       --------
Total ...............................................................      $ (7,460)      $  4,022       $ (2,269)      $ 12,731
                                                                           ========       ========       ========       ========



Income tax expense (benefit):
Insurance Companies .................................................      $ (1,405)      $  1,277       $  1,050       $  3,990
Somerset Companies ..................................................        (1,264)           270         (2,379)           218
Lloyd's operations ..................................................           221           (221)           221           (221)
Other operations ....................................................          (204)          (186)          (398)          (647)
                                                                           --------       --------       --------       --------
         Total ......................................................      $ (2,652)      $  1,140       $ (1,506)      $  3,340
                                                                           ========       ========       ========       ========


Net income (loss):
Insurance Companies .................................................      $   (257)      $  3,870       $  6,622       $ 12,058
Somerset Companies ..................................................        (2,413)          (387)        (4,805)        (1,539)
Lloyd's operations ..................................................        (2,217)           318         (2,254)           508
Other operations ....................................................            79           (919)          (326)        (1,636)
                                                                           --------       --------       --------       --------
Total ...............................................................      $ (4,808)      $  2,882       $   (763)      $  9,391
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
      Less: reclassification adjustment for gains (losses) included in net income (net of income tax expense of $12 for
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

         Commission Income. Commission income generated by the Somerset Companies decreased from $3,715,000 for the first nine months of 1998 to $228,000 for the first nine months of 1999. The decrease was primarily due to the losses related to New Cap Re, the Company's reduction of its commission income estimates due to the extremely competitive rate environment and Navigators Insurance's increased participation in the marine pool which resulted in the Company receiving less commission income from the unaffiliated members of the pool.

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