Form 10-K405
period 1999-12-31
NAVIGATORS GROUP INC
filed 2000-03-30
CIK 793547

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended

                                December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

The aggregate market value of voting stock held by non-affiliates as of March 22, 2000 was $40,761,000. The number of common shares outstanding as of March 22, 2000 was 8,414,356.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2000 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

Forward-looking statements

     Some of the statements in this Annual Report on Form 10-K are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates" (or the negative forms of those words) and describe our strategies, goals, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

o the effects of domestic and foreign economic conditions and conditions which affect the market for property and casualty insurance;
o    laws, rules and regulations which apply to insurance companies;
o the effects of competition from banks, other insurers and the trend toward self-insurance;
o risks which we face in entering new markets and diversifying the products and services we offer;
o    weather-related events and other catastrophes affecting our insureds;
o    our ability to obtain rate increases and to retain business;
o    Year 2000; and
o other risks which we identify in future filings with the Securities and Exchange Commission, although we do not promise to update forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

Part I

Item 1. BUSINESS

General

     The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its sixteen wholly owned subsidiaries, are prepared on the basis of generally accepted accounting principles ("GAAP"). Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated.

     The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business and a contractors' general liability program. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and cedes 100% of its gross direct writings from this business to Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

     Five of the Company's subsidiaries are marine underwriting management companies: Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc. and Somerset Marine (UK) Limited ("Somerset UK") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and four unaffiliated insurance companies.

     The Somerset Companies specialize in writing marine and related lines of business. The marine business is written through a pool of insurance companies, Navigators Insurance having the largest participation in the pool. The Somerset Companies derive their revenue from commissions, service fees and cost reimbursement arrangements from their parent company, Navigators Insurance, NIC and the unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the pool. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease. Other than a small amount of war and satellite business, the Company withdrew from the aviation business in October 1998 due to inadequate pricing. In 1999, the Company produced its onshore energy, engineering and construction business through the Company's facilities at Lloyd's of London "Lloyd's". Prior to 1999, this business was produced by the Somerset Companies.

     Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries. Somerset UK produces business for the UK Branch of Navigators Insurance and four unaffiliated insurance companies. Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of London as a corporate member with limited liability. In January 1998, the Company acquired Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's marine underwriting managing agency which manages Lloyd's Syndicate 1221, and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability. In August 1999, MTC formed Pennine Underwriting Limited, an underwriting managing agency located in Northern England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

     In April 1999, the Company acquired Anfield Insurance Services, Inc. ("Anfield"), an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast. The purchase price of approximately $2.7 million, funded through a bank loan and working capital, resulted in goodwill of approximately $2.3 million which is being amortized over 20 years. The acquisition has been accounted for under the purchase method of accounting.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their premium from business written by the Somerset Companies and Anfield. The Insurance Companies are managed by Somerset Marine, Inc. The Lloyd's operations derive their premium from business written by MTC, and in 1997 from one unaffiliated Lloyd's syndicate.

Lines of Business

     The business written by the Company was primarily marine, aviation, onshore energy, engineering and construction insurance, and a contractors' general liability program. As underwritten by the Company, marine insurance includes hull, energy, liability and cargo; aviation insurance includes hull and liability on commercial aircraft and on aircraft manufacturers; onshore energy primarily covers property damage and machinery breakdown; and engineering and construction primarily covers the construction project including the machinery, equipment and loss of use due to delays, with an emphasis on the oil, petrochemical and utility sectors. As discussed above, the Company has generally withdrawn from the aviation market. In 1999, the Company produced onshore energy, engineering and construction business through its facilities at Lloyd's. See the table set forth in "Management's Discussion and Analysis - Results of Operations - Revenues" for the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated.

Marine Insurance

     Navigators Insurance obtains marine business through participation in the marine pool managed by the Somerset Companies. The composition of the pool and the level of participation of each member changes from time to time. Navigators Insurance's net participation in the marine pool increased from 48% in 1997 to 60% in 1998 to 75% in 1999.

     In 1999, 1998 and 1997, the Somerset Companies received commissions equal to 7 1/2% of the gross premium earned on marine insurance and are entitled to receive a 20% profit commission on net underwriting profits.

     The Lloyd's marine premium is generated as the result of capacity provided to Syndicate 1221 by NCUL and Millennium in 1999 and 1998, and capacity provided to Syndicate 1221 and an unaffiliated syndicate by NCUL in 1997. The premiums, losses and expenses from the Lloyd's marine syndicates are included in the Company's results but are not included in the Insurance Companies' results since NCUL and Millennium are not part of the Insurance Companies' operations.

Aviation Insurance

     The Company's aviation business had been written by Navigators Insurance until October 1998 when Navigators Insurance decided to no longer write aviation business due to inadequate pricing, other than a small amount of war and satellite business.

Onshore Energy

     In 1996, Navigators Insurance began to underwrite onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. In 1999, the onshore energy business was written through the Company's facilities at Lloyd's and the UK Branch participated on the gross risk.

Engineering and Construction

     In 1997, Navigators Insurance began writing engineering and construction business consisting of coverage for construction projects including the machinery, equipment and loss of use due to delays. In 1999, the engineering and construction business was written through the Company's facilities at Lloyd's and the UK Branch participated on the gross risk.

Program Insurance

     The program insurance, currently written by Anfield, consists primarily of general liability insurance for contractors and a small amount of commercial multi-peril for restaurants and taverns.

Reinsurance Ceded

     The Company utilizes reinsurance principally to reduce its exposure on individual risks, to protect against catastrophic losses, to maintain desired ratios of net premium written to statutory surplus and to stabilize loss ratios.

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

     The Company is protected by various treaty and facultative reinsurance agreements. The reinsurance is diversified by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. This coverage is placed on behalf of the Company's insurance operations by a number of different reinsurance intermediaries, each of which is utilized because of its expertise in placing a particular type of coverage. All such intermediaries are compensated by the reinsurers.

     The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. To the extent that it is determined that the ultimate amount collectible is less than the amount recorded as a receivable, a reserve is established. At December 31, 1999 and 1998, the Company had an allowance for uncollectible reinsurance of $1,250,000 and $800,000, respectively. In addition, in 1999 the Company recorded a charge against earnings of $6.6 million for unrecoverable reinsurance from New Cap Reinsurance Corporation Limited which participated in the Company's 1997 and 1998 reinsurance programs.

Reserves

     Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses ("LAE") for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE for insurance companies such as Navigators Insurance and Lloyd's corporate members such as NCUL and Millennium is dependent upon the receipt of information from the pools and syndicates in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance, NCUL and Millennium.

     The Insurance Companies and Lloyd's syndicates establish reserves for reported claims when they first receive notice of the claim. Reserves are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses are determined in part on the basis of statistical information and in part on industry experience.

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

     The Company records those premiums which are reported to it through the end of each calendar year and accrues estimates for amounts where there is a time lag between when the policy is bound and the receipt of the policy. A substantial portion of the premiums are from international business where there can be significant time lags. To the extent that the actual premiums vary from estimates, the difference is recorded in current operations.

     The Company does not discount any of its reserves. The following tables present an analysis of losses and LAE.

                                                                        Year Ended December 31,
                                                           ---------------------------------------------

                                                                   1999         1998           1997
                                                                 ---------    ---------      ---------
                                                                             (In thousands)
Net reserves for losses and LAE at
      beginning of year ......................................   $ 150,517    $ 139,841       $ 132,558
                                                                 ---------    ---------       ---------

Provision for losses and LAE for
     claims occurring in the current year ....................      45,001       46,050          53,654

Lloyd's portfolio transfer - reinsurance to close ............      15,533       19,655              __

Increase (decrease) in estimated losses and
     LAE for claims occurring in prior years .................       9,380       (3,383)         (1,034)
                                                                 ---------    ---------        ---------

Incurred losses and LAE ......................................      69,914       62,322          52,620
                                                                 ---------    ---------        ---------
Losses and LAE payments for claims
     occurring during:
         Current year ........................................     (10,925)      (9,848)        (12,921)
         Prior years .........................................     (38,976)     (41,798)        (32,416)
                                                                 ---------    ---------       ---------
Losses and LAE payments ......................................     (49,901)     (51,646)        (45,337)
                                                                 ---------    ---------       ---------

Net reserves for losses and LAE at end of year ...............     170,530      150,517         139,841
                                                                 ---------    ---------       ---------

Reinsurance receivables on unpaid losses and LAE .............     220,564      191,927         138,591
                                                                 ---------    ---------       ---------

Gross reserves for losses and LAE at end of year .............   $ 391,094    $ 342,444       $ 278,432
                                                                 =========    =========       =========


     The following table presents the development of the Company's loss and LAE reserves for 1989 through 1999. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

     The table allocates losses and LAE reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1994 and was not reported until 1996, the amount of such loss will appear as a deficiency in both 1994 and 1995. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

                                                                                                 Year Ended December 31,
                                     1989        1990       1991      1992       1993      1994         1995        1996
                                  ---------   ---------  ---------  --------  ---------  --------    ---------   ---------
                                                                              (In thousands)
Net reserves for losses
   and LAE .........................$59,477   $  70,457  $  77,507  $  89,361  $ 103,176 $ 135,377  $ 138,761   $ 132,558
Reserves for losses and
LAE re-estimated as of:
   One year later ...................61,449      71,643     80,478     94,785    104,306   142,400    136,309     131,524
   Two years later ..................62,206      73,849     80,937     98,062    102,831   139,139    134,324     127,901
   Three years later ................61,255      73,441     81,322     98,338    101,537   138,155    131,658     126,457
   Four years later .................60,062      73,349     80,652     97,257    100,432   135,482    131,018
   Five years later .................60,476      72,706     79,469     96,889     98,805   134,197
   Six years later ..................60,490      71,730     79,239     96,358     97,740
   Seven years later ................60,382      71,620     78,742     94,457
   Eight years later ................60,364      71,003     77,167
   Nine years later .................59,787      70,622
   Ten years later ..................60,016

Net cumulative redundancy

   (deficiency) .....................  (539)       (165)       340     (5,096)     5,436     1,180      7,743       6,101

Net cumulative paid as of:
   One year later ...................17,593      22,784     25,741     37,998     32,700    47,187     39,741      32,416
   Two years later ..................29,694      36,532     43,688     54,552     53,603    69,960     59,397      59,796
   Three years later ................37,032      47,060     51,753     65,997     62,769    83,921     78,821      71,420
   Four years later .................43,270      51,769     59,308     72,063     69,356    97,499     87,876
   Five years later .................46,066      57,421     63,138     75,864     75,534   104,454
   Six years later ..................50,456      60,291     65,441     80,193     80,308
   Seven years later ................52,521      61,837     68,192     84,132
   Eight years later ................53,482      63,753     70,868
   Nine years later .................55,019      66,067
   Ten years later ..................56,758

Gross liability-end of year .......................................... 224,191   247,346    314,898   273,854    269,601
Reinsurance recoverable .............................................. 134,830   144,170    179,521   135,093    137,043
                                                                       -------   -------    -------   -------    -------
Net liability-end of year ............................................  89,361   103,176    135,377   138,761    132,558

Gross re-estimated latest ............................................ 292,031   276,917    363,655   313,484    305,074
Re-estimated recoverable latest ...................................... 197,574   179,177    227,458   182,466    178,617
                                                                       -------   -------    -------   -------    -------
Net re-estimated latest ..............................................  94,457    97,740    136,197   131,018    126,457

Gross cumulative (deficiency) .......................................  (67,840)  (29,571)   (48,757)  (39,630)   (35,473)

                                                    1997       1998       1999
                                                 ---------  ---------  ---------
Net reserves for losses
   and LAE .........................            $ 139,841  $ 150,517  $ 170,530
Reserves for losses and
LAE re-estimated as of:
   One year later ..................              136,458    159,897
   Two years later .................              138,991
   Three years later ...............
   Four years later ................
   Five years later ................
   Six years later .................
   Seven years later ...............
   Eight years later ...............
   Nine years later ................
   Ten years later .................

Net cumulative redundancy

   (deficiency) ....................                  850     (9,380)

Net cumulative paid as of:
   One year later ..................               41,798     38,976
   Two years later .................               64,301
   Three years later ...............
   Four years later ................
   Five years later ................
   Six years later .................
   Seven years later ...............
   Eight years later ...............
   Nine years later ................
   Ten years later .................

Gross liability-end of year ........              278,432    342,444     391,094
Reinsurance recoverable ............              138,591    191,927     220,564
                                                  -------    -------     -------
Net liability-end of year ..........              139,841    150,517     170,530

Gross re-estimated latest ..........              326,239    393,503
Re-estimated recoverable latest ....              187,248    233,606
                                                  -------    -------
Net re-estimated latest ............              138,991    159,897

Gross cumulative (deficiency) ......              (47,807)   (51,509)

     The net cumulative deficiency for the year ended December 31, 1992 resulted from adverse development in certain lines of business. The net deficiency for the year ended December 31, 1998 resulted from the unrecoverable reinsurance from one reinsurer and reserve strengthening in the Company's Lloyd's operations.

     The 1992 and 1993 gross cumulative deficiencies resulted primarily from the 1989 Exxon Valdez loss. The gross cumulative deficiencies for 1994 and 1995 resulted primarily from the 1994 Northridge Earthquake loss, the 1989 Exxon Valdez loss and a large marine liability claim reported in 1999 affecting years 1994 through 1998. The 1996 gross cumulative deficiency also resulted from adverse development in several lines of business. The 1997 gross cumulative deficiency also resulted from adverse development in the onshore energy business and from one large 1989 claim from a runoff book of business which also adversely affected years prior to 1997. The deficiency in 1998 resulted from the two marine liability claims mentioned, a large energy claim incurred in 1998 and reported in 1999 and reserve strengthening in the Company's Lloyd's operations. The adverse development on the Company's gross reserves has been mostly reinsured through excess of loss reinsurance treaties.

     Management believes that the reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

Environmental Pollution and Asbestos Related Claims

     In 1999 and 1998, the Company paid gross losses and LAE of $665,000 and $2,091,000, respectively, resulting in net paid losses and LAE of $378,000 and $369,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 1999 and 1998, the Company carried gross reserves of $3,712,000 and $2,912,000, respectively, and net reserves of $1,088,000 and $1,199,000, respectively, for the potential exposure to such claims. Management believes that its reserves for such claims are adequate because the Company's participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates. At December 31, 1999, there were 870 open claims with environmental pollution or asbestos exposures. Management will continue to review its exposure to and reserves for such claims. Any potential exposure to these claims exists predominately in connection with the marine business.

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

     The Insurance Companies' investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis. The investments are managed by outside professional fixed income and equity portfolio managers. Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus. Navigators Insurance seeks to obtain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds, and preferred and common stocks. Due to the Company being in an alternative minimum tax ("AMT") position, the Finance Committee of the Board of Directors reviewed the Company's concentration in municipal bonds and instructed the portfolio managers to reduce the municipal bond portfolio. The Insurance Companies' investment guidelines require that at least 90% of the fixed income portfolio be rated "A-" or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges.

     At December 31, 1999 and 1998, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

     The majority of the investment income of the Somerset Companies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. Beginning January 1, 1998 this investment income is paid to the pool members, including Navigators Insurance.

     The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis and for the Insurance Companies for each of the three years ended December 31, 1999:

                                                           Year Ended December 31,
                                                ------------------------------------------
                                                      1999              1998          1997
                                                      ----              ----          ----
                                                             (Dollars in thousands)
          The Company Consolidated (1) (2)
          --------------------------------
          Average investments...................      $273,738        $259,121       $259,636
          Net investment income.................        15,985          15,209         14,435
          Average yield.........................         5.84%           5.87%         5.56%
          Insurance Companies
          -------------------
          Average investments...................      $247,396        $251,422       $244,905
          Net investment income.................        14,573          14,659         13,696
          Average yield.........................         5.89%           5.83%         5.59%

[FN]
(1) Included in the Company's average investments and investment income for 1997 are fiduciary cash and short-term investments not included in the balance sheet and the earnings thereon from the Somerset Companies. See Note 4 to the Company's Consolidated Financial Statements.

(2) The Company's average investments for 1999 and 1998 include NCUL's and Millennium's portion of the investments held by Lloyd's Syndicate 1221 and which is presented as funds due from Syndicate 1221 to the Company.


         The following table shows the cash and investments of the Company as of December 31, 1999:

                                                Carrying Value      Percent
                                                                   of Total

                                                        (In thousands)

         Cash and short-term investments..........$   12,293        5.0%
         U.S. Treasuries .........................    13,456        5.4
         Municipal bonds  ........................    93,851       38.0
         Mortgage backed securities  .............    37,245       15.1
         Asset backed securities  ................    41,335       16.8
         Corporate bonds  ........................    35,650       14.5
         Redeemable preferred stocks..............     1,018        0.4
         Common stocks  ..........................    11,840        4.8
                                                   ---------      -----

                Total ............................$  246,688      100.0%
                                                     =======      =====

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

     The State of New York Insurance Department (the "Department") is the Company's principal regulatory agency. The New York Insurance Law provides that no corporation or other person may acquire control of the Company, and thus indirect control of the Insurance Companies, unless it has given notice to the Insurance Companies, and obtained prior written approval from the Superintendent of Insurance of the State of New York for such acquisition. In New York, any purchaser of 10% or more of the outstanding shares of the Company's common stock would be presumed to have acquired control of the Company, unless such presumption is rebutted. The UK authorities and Lloyd's also have regulatory requirements concerning change in control.

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

     The Insurance Regulatory Information System ("IRIS") was developed by the National Association of Insurance Commissioners ("NAIC") and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 1999 and 1998, the Insurance Companies' results were within the usual values for all IRIS ratios except for the 1999 `change in net writings' ratio for NIC due to the reinsurance arrangement between NIC and Navigators Insurance.

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

     State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by Navigators Insurance and NIC, their RBC level exceeds a level that would trigger regulatory attention. In their respective 1999 statutory financial statements, Navigators Insurance and NIC have complied with the NAIC's RBC reporting requirements.

     In addition to regulations applicable to insurance agents generally, the Somerset Companies and Anfield are subject to Managing General Agents Acts in their state of domicile and in certain other jurisdictions where they do business.

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

     No single insured or reinsured accounted for 10% or more of the Company's gross written premium in 1999.

     Another competitive factor in the industry involves banks and brokerage firms breaking down the barriers between various segments of the financial services industry, including insurance. These efforts pose new challenges to insurance companies and agents from industries traditionally outside the insurance business.

Employees

         As of December 31, 1999, the Company had 125 employees.

Item 2. PROPERTIES

     The Company's administrative offices are occupied pursuant to a lease from an unaffiliated company which expires May 14, 2000 in a building located at 123 William Street, New York, New York. The Company has entered into a new ten year lease in a different building in New York City. Several of the Company's subsidiaries have noncancellable operating leases for their respective office location. The Company does not own any real estate at December 31, 1999.

Item 3. LEGAL PROCEEDINGS

     The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its then current forty-one members, including Navigators Insurance, that they were each being assessed approximately (pound)900,000 (converts to $1.5 million) to pay for anticipated operating deficits arising from the long term lease of the ILU building located in London (the "ILU Building"). This assessment was to be paid in cash or by providing a letter of credit.

     Even assuming that Navigators Insurance could be held responsible for the assessment, Navigators Insurance has informed the ILU that it opposes the assessment as inequitable and inappropriate since it purports to force the ILU's members (without regard to the length of membership, proportionate usage of the ILU's London Processing Centre or current or past occupancy of the ILU Building) to pay now for potential worst case liabilities extending through 2011.

     The ILU has, thus far, not filed suit to enforce the assessment against Navigators Insurance. In the event the ILU does file such a suit, Navigators Insurance intends to vigorously contest liability for payment of the assessment. It is not possible to forecast the ultimate liability, if any, at the present time.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

         STOCKHOLDER MATTERS

Market Information

     The Company's common stock is traded over-the-counter (The Nasdaq National Market) under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

          The high and low bid prices for the four quarters of 1999 and 1998 are as follows:


                                                1999                                          1998
                              ----------------------------------------     ----------------------------------
                                       High                Low                      High                Low

First Quarter..............           $16.13              $13.50                   $30.75              $17.00
Second Quarter.............           $15.00              $14.00                   $19.25              $17.63
Third Quarter..............           $16.00              $13.38                   $19.50              $14.50
Fourth Quarter.............           $14.13              $ 9.13                   $16.25              $13.25

     There were approximately 100 holders of record of shares of the Company's common stock as of March 22, 2000. However, management believes there are in excess of 1,000 beneficial owners of the stock.

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

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 1999 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.



                                                Year Ended December 31,
                                          ----------------------------------

                                  1999        1998        1997       1996         1995
                                ---------   ---------   ---------   ---------   ---------

                                         (In thousands, except per share data)
Operating Information:
Net earned premium              $  89,442    $  91,203   $  85,002   $ 78,731   $  87,908
Net investment income              15,985       15,209      14,435     13,614      14,143
Total revenues                    105,624      115,120     108,217    102,788     113,714
Income (loss)
   before income taxes             (5,392)      15,153      17,184     20,874      15,563
Net income (loss)                  (3,652)      11,489      12,546     16,752      12,582

Net income (loss) per share:
Basic                           $   (0.43)   $    1.37   $    1.51   $   2.04   $    1.54
Diluted                         $   (0.43)   $    1.36   $    1.50   $   2.02   $    1.53
Average common shares:
Basic                               8,419        8,414       8,296      8,197       8,154
Diluted                             8,419        8,459       8,385      8,286       8,213
Balance Sheet Information
   (at end of period):
Total investments & cash        $ 246,688    $ 257,232   $ 258,572   $240,720   $ 235,460
Total assets                      631,324      592,086     501,207    457,095     435,552
Loss and LAE reserves             391,094      342,444     278,432    269,601     273,854
Notes payable                      24,000       23,500      20,942     17,942      20,508
Stockholders'equity               130,365      143,266     131,242    115,542      99,076
Book value per share            $   15.51    $   16.96   $   15.68   $  14.03   $   12.12


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The  Company  is  a  holding   company   with   sixteen   wholly  owned
subsidiaries. See "BUSINESS-General" included herein for a description of the Company.

         The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their premium from business written by the Somerset Companies and Anfield. The Insurance Companies are managed by Somerset Marine, Inc. The Lloyd's operations derive their premium from business written by MTC, and in 1997 from one unaffiliated Lloyd's syndicate.

Results of Operations

     General. The Company's 1999, 1998 and 1997 results of operations reflect intense market competition in the marine and aviation lines.

         The 1999 results include a charge against earnings of approximately $6.6 million pretax resulting in an after tax charge of approximately $4.3 million as the result of unrecoverable reinsurance from New Cap Reinsurance Corporation Limited ("New Cap Re") which participated in the Company's 1997 and 1998 reinsurance programs.

         Revenues. Gross written premium increased from $171.2 million in 1997 to $172.2 million in 1998 and decreased to $167.1 million in 1999. The following table sets forth the Company's gross written premium by line of business along with ceded and net written premium in the aggregate for the periods indicated:

                                                                     Year Ended December 31,
                                            -------------------------------------------------------------------
                                                          1999                  1998                    1997
                                                          ----                  ----                    ----
                                                                         (In thousands)

Lloyd's Operations:
   Marine ......................   $  63,040           38%    $  46,637           27%   $  24,654           14%
   Engineering and Construction          961            1          --           --           --           --
   Onshore Energy ..............       1,346            1          --           --           --           --
--------------------------------   ---------    ---------     ---------    ---------    ---------    ---------
     Total Lloyd's Operations ..      65,347           40        46,637           27       24,654           14
                                   ---------    ---------     ---------    ---------    ---------    ---------

Insurance Companies:
   Marine ......................      82,086           49        64,043           37       56,231           33
   Aviation ....................         180           --        23,405           14       34,960           20
   Inland Marine ...............          12           --          (154)          --        8,327            5
   Onshore Energy ..............         812           --        11,418            7        9,854            6
   Engineering and Construction          (77)          --         9,976            6        7,592            4
   Program Business ............      18,581           11        15,684            9       24,515           14
   Other .......................         171           --         1,202           --        5,116            4
--------------------------------   ---------    ---------     ---------    ---------    ---------    ---------

     Total Insurance Companies:      101,765           60       125,574           73      146,595           86
                                   ---------    ---------     ---------    ---------    ---------    ---------

     Total Gross Written Premium     167,112          100%      172,211          100%     171,249          100%
                                   ---------    =========     ---------    =========    ---------    =========
     Total Ceded Written Premium     (73,028)                   (83,729)                  (80,369)
                                   ---------                  ---------                  ---------
     Total Net Written Premium .   $  94,084                  $  88,482                  $ 90,880
                                   =========                  =========                  =========


Lloyd's Operations

         The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by MTC, and in 1997 from one unaffiliated Lloyd's syndicate. The premiums, losses and expenses from the Lloyd's operations are included in the Company's consolidated financials but are not included in the Insurance Companies' results since NCUL and Millennium are wholly owned by the parent company.

     Marine Premium. In 1999, marine premium increased 35.2% from 1998 due to the capacity provided to Syndicate 1221 by NCUL and Millennium in the aggregate increasing from 39.5% in 1998 to 52.5% in 1999. NCUL wrote $24.7 million of marine premium in 1997 through providing capacity to Syndicate 1221 and one unaffiliated syndicate.

         Lloyd's Syndicate 1221 had capacity of (pound)67.0 million (converts to $105.9 million) in 1999, (pound)66.9 million (converts to $111.1 million) in 1998 and (pound)68.5 million (converts to $113.1 million) in 1997. The Lloyd's marine business has been subject to continued pricing competition resulting in less premiums per risk relative to certain prior years. As a result, the Company wrote less than the capacity available.

     Engineering and Construction Premium. In 1999, the Robertson Consortium managed by MTC began writing engineering and construction business consisting of coverage for construction projects including machinery, equipment and loss of use due to delays. Previously, the engineering and construction business was written by Somerset Asia Pacific Limited in Australia and Somerset UK,
wholly-owned subsidiaries of the Company, for Navigators Insurance. The Australia office was closed in 1999 along with the Singapore office which provided risk management services for the Australia office.

     Onshore Energy. In 1999, the Robertson Consortium also began writing onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. The business was previously written by Navigators Insurance.

     Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results.

     At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." At December 31, 1999, Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1997 underwriting year, the net effect of which resulted in a portfolio transfer to NCUL and Millennium of $15.5 million at December 31, 1999. At December 31, 1998, Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1996 underwriting year resulting in a portfolio transfer to NCUL of $19.7 million at December 31, 1998. This transaction accounted for the majority of the increase from 1997 to 1998 in the premium volume in the Company's Lloyd's operations. The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and cash received, all in the same amount. There was no gain or loss on the transactions.

     The Company controls 75.6% of Syndicate 1221's capacity for the 2000 underwriting year. The actual capacity is (pound)66,297,000 (converts to $107,089,000) of which the Company directly controls (pound)42,772,000 (converts to $69,090,000) and indirectly controls another (pound)7,340,000 (converts to $11,856,000). Since the controlled capacity exceeds 75%, Lloyd's Mandatory Byelaw (No. 5 of 1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity. The offer will take the form of an Announced Auction Offer to be made at the first Lloyd's capacity auction in July 2000.

     The offer will be made at 1.8 pence per (pound)1 of capacity which is the minimum price that the Company is obliged to offer, being the highest price paid for capacity during the last 12 months. Whether or not, or to what extent the offer is accepted by the offerees is to some extent dependent on the price offered. As such, it is unlikely that the acceptance will result in a cost that is material to the Company. For the purposes of guidance, each 10% of capacity accepting will result in a cost to the Company of approximately (pound)120,000 (converts to $194,000). In addition, it is anticipated the administrative and legal costs of making the offer will be approximately (pound)25,000 (converts to $40,000). If the Company were to exceed the 90% control threshold as a result of the offer, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

     The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company will be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

Insurance Companies

     Marine Premium. Marine gross written premium increased 28.2% from 1998 to 1999 due to Navigators Insurance writing 100% of the marine risk for all of 1999 but for only six months of 1998. Navigators Insurance's participation in the marine pools increased to 75% in 1999 from 60% in 1998. The 13.9% increase from 1997 to 1998 was due to, beginning July 1, 1998, Navigators Insurance writing 100% of the marine risk and then ceding 40% to the pool members and to Navigators Insurance's participation in the marine pools increasing from 48% in 1997 to 60% in 1998.

     Aviation Premium. Aviation gross written premium decreased 99% from 1998 to 1999 and 33.1% from 1997 to 1998 as the result of Navigators Insurance's withdrawal from aviation business effective October 1998, other than a small amount of war and satellite business, due to inadequate pricing in the aviation insurance market.

     Inland Marine Premium. As of June 1997, the Company no longer writes inland marine business, other than onshore energy.

     Onshore Energy Premium. In 1996, Navigators Insurance began to underwrite onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. In 1999, the majority of the onshore energy business was written through the Company's facilities at Lloyd's and the UK Branch participated on the gross risk.

     Engineering and Construction Premium. In 1997, Navigators Insurance began writing engineering and construction business consisting of coverage for construction projects including the machinery, equipment and loss of use due to delays. In 1999, the engineering and construction business was written through the Company's facilities at Lloyd's and the UK Branch participated on the gross risk. In early 1999, the Company closed the Somerset Asia Pacific Limited office in Australia which, along with Somerset UK, had previously produced this business for Navigators Insurance.

     Program Insurance Premium. The program insurance, currently written by Anfield, consists primarily of general liability insurance for contractors and a small amount of commercial multi-peril insurance for restaurants and taverns.

     Ceded Premium. In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The decrease in the ceded premium from 1998 to 1999 resulted from the decrease in engineering and aviation business which were heavily reinsured. The increase in the ceded premium from 1997 to 1998 resulted from the engineering and construction business and the program business, which were heavily reinsured, and from increasing the reinsurance on the marine business. In addition, beginning July 1, 1998, Navigators Insurance began writing 100% of the marine risks and then ceded 40% to the pool members for the 1998 underwriting year and 25% for the 1999 underwriting year.

     Net Written Premium. Net written premium increased 6.3% from 1998 to 1999 primarily due to increases in the marine premium partially offset by decreases in other lines of business as described above. The 2.6% decrease in net written premium from 1997 to 1998 was primarily due to the reduction in fourth quarter 1998 aviation premium and competitive pressure in the marketplace partially offset by the increase in the Lloyd's marine premium and Navigators Insurance increasing its participation in the marine pool to 60% in 1998 from 48% in 1997.

     Net Earned Premium. Net earned premium decreased 2% from 1998 to 1999 primarily due to increased unearned premium in the Company's Lloyd's operation and a smaller reinsurance to close premium which is recorded as fully earned premium. The 7.3% increase in net earned premium from 1997 to 1998 was primarily due to the increase in the net written premium in 1997.

     Commission Income. Commission income decreased 93% from 1998 to 1999 due to Navigators Insurance increasing its participation in the marine pool from 60% in 1998 to 75% in 1999 which decreased the commission income, the losses related to unrecoverable reinsurance which reduced the profit commission, the Company's reduction of its commission income estimates due to the extremely competitive rate environment and less profit commission earned by MTC in 1999 than in 1998. Commission income increased 29.2% from 1997 to 1998 due to the profit commission earned by MTC from the 1996 underwriting year partially offset by Navigators Insurance increasing its participation in the marine pool to 60% in 1998 from 48% in 1997.

     Net Investment Income. Net investment income increased 5.1% from 1998 to 1999 and 5.4 % from 1997 to 1998 primarily due to the investment income allocated to NCUL and Millennium from the investments at the Lloyd's Syndicates on which they participate. Such investments represent funds due from the syndicates to the Company.

Operating Expenses.
------------------

     Net Losses and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 78.2%, 68.3%, and 61.9% in 1999, 1998 and 1997, respectively. The increase in the 1999 loss ratio compared to 1998 was primarily due to unrecoverable reinsurance from New Cap Re and higher loss ratios on the Lloyd's premium, partially offset by the decrease in the reinsurance to close premium in 1999 of $15.5 million compared to $19.7 million in 1998. The reinsurance to close premium is recorded at a 100% loss ratio since the premium received represents estimated ultimate losses. The 1999 loss ratio excluding the New Cap Re unrecoverable reinsurance was 70.8%; excluding the reinsurance to close was 70.7%; and excluding both New Cap Re and the reinsurance to close was 62.1%. The increase in the 1998 loss ratio compared to 1997 was primarily due to the Company's portion of the reinsurance to close the Lloyd's 1996 underwriting year amounting to $19.7 million. The 1998 loss ratio excluding the reinsurance to close was 59.6% which decreased from 1997 primarily as the result of favorable loss experience on the Insurance Companies partially offset by slightly higher loss ratios on the Lloyd's business. The loss reserves are not discounted.

     Commission Expense. Commission expense as a percentage of net earned premium was 16.5%, 13.0%, and 17.6% for 1999, 1998 and 1997, respectively. The increase in the 1999 commission expense ratio compared to 1998 was primarily due to increased commissions at Lloyd's partially offset by the $15.5 million of reinsurance to close premium resulting from closing of the Lloyd's 1997 underwriting year. The 1999 commission expense ratio without the reinsurance to close premium was 19.9%. The decrease in the 1998 commission expense ratio compared to 1997 was primarily due to the $19.7 million of reinsurance to close premium resulting from closing of the Lloyd's 1996 underwriting year. The 1998 commission expense ratio without the 1997 reinsurance to close premium was 16.6%. The reinsurance to close premium increases earned premium but does not change the commission expense, therefore the ratio of commission expense to earned premium decreases.

     Other Operating Expenses. The 2.5% increase in other operating expenses from 1998 to 1999 was primarily due to the acquisition of Anfield on April 2, 1999 and increased expenses in the Lloyd's operations due to the Company's increased participation in its Lloyd's syndicate, partially offset by reduced expenses from the closing of the Somerset Asia Pacific Limited office in Australia from which the company incurred a foreign exchange loss of $346,000. Other operating expenses increased 9.1% in 1998 over 1997 primarily due to the acquisition of MTC in January 1998, and increased expenses relating to Somerset UK and Somerset Asia Pacific Limited.

     Interest Expense. The change in the interest expense for 1997, 1998 and 1999 was due to higher loan balances and fluctuations in interest rates.

     Income Taxes. The income tax (benefit) expense was ($1.7) million, $3.7 million and $4.6 million for 1999, 1998 and 1997, respectively. The effective tax rates for 1999, 1998 and 1997 were 32.3%, 24.2% and 27.0%, respectively. The tax benefit in 1999 compared to the tax expense in 1998 was primarily due to operating losses. The decrease in the 1998 rate compared to the 1997 rate was primarily due to revenues in the foreign operations beginning to utilize some of the operating losses generated by those operations. The Company had alternative minimum tax ("AMT") carryforwards of $6.4 million, $4.7 million and $5.1 million at December 31, 1999, 1998 and 1997, respectively. The AMT carryforwards were primarily attributable to the tax benefits from municipal bond interest. The Company began reducing its municipal bond portfolio in 1997.

     As of December 31, 1999 and 1998, the net deferred Federal and foreign tax asset was $13.2 million and $8.0 million, respectively. At December 31, 1999 the Company had a $3.5 million valuation allowance against its deferred Federal tax asset compared to a $1.6 million valuation allowance at December 31, 1998. The valuation allowance is necessitated by the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations.

     Net Income (Loss). The Company had a net (loss) of ($3.7) million in 1999 compared to net income of $11.5 million in 1998 and $12.5 million in 1997 primarily due to unrecoverable reinsurance, price competition, higher loss ratios in the Lloyd's operations and expenses related to the foreign expansion in London.

Liquidity and Capital Resources

     Cash flow provided by (used in) operations was $8.9 million, ($3.0) million and $12.5 million for 1999, 1998 and 1997, respectively. Operating cash flow has been used primarily to acquire additional investment assets during 1999 and 1997 of $6.0 million and $16.7 million, respectively. The negative operating cash flow in 1998 was primarily due to the payment of loss reserves on runoff business and less premiums received, partially due to Lloyd's disbursing cash only after an underwriting year has closed, normally three years later.

     Invested assets and cash (excluding fiduciary funds held by the Somerset Companies and Anfield) decreased from $257.2 million at December 31, 1998 to $246.7 million at December 31, 1999. The decrease was primarily due to the fair value of the fixed income portfolio moving from an unrealized gain at December 31, 1998 to an unrealized loss at December 31, 1999. Investment income was $14.4 million in 1997, $15.2 million in 1998 and $16.0 million in 1999. The average yield of the portfolio, excluding net realized capital gains, was 5.6% in 1997, 5.9% in 1998, and 5.8% in 1999 reflecting the prevailing interest rates during those years and the decrease in the tax-exempt portfolio beginning in 1997. As of December 31, 1999, all fixed maturity securities and equity securities held by the Company were classified as available-for-sale.

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

     The increase for reserves for losses and loss adjustment expenses and the related increase in the reinsurance receivable on paid and unpaid losses and loss adjustment expenses at December 31, 1999 as compared to 1998, was primarily due to energy and engineering claims reported in 1999 which were heavily reinsured, and the Lloyd's "reinsurance to close" loss portfolio for the 1997 underwriting year.

     On December 21, 1998, the Company entered into a new bank credit facility which replaced the prior facility. The new credit facility provides a $25 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 0.875%. The line of credit facility reduces each quarter by amounts between $1.0 million and $2.25 million beginning January 1, 2000 until it terminates on November 19, 2003. At December 31, 1999 and 1998, $24 million and $23.5 million in loans were outstanding, respectively, under the revolving line of credit facility at an interest rate of 7.1% and 5.9%, respectively. The credit facility also provides for a $60 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221 managed by MTC. At December 31, 1999 and 1998, letters of credit with an aggregate face amount of $42.2 million and $29.2 million, respectively, were issued under the letter of credit facility. These letters of credit have not been drawn upon.

     The bank credit facility is collateralized by shares of common stock of the Company's major subsidiaries. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated total stockholders' equity, statutory surplus, minimum liquidity, loss reserves and other financial ratios. At December 31, 1999, the Company complied with all covenants except for one related to the surplus of the Insurance Companies for which a waiver and an amendment curing the noncompliance was received from the banks providing the credit facility.

     Total stockholders' equity was $130.4 million at December 31, 1999, a 9.0% decrease for the year primarily as the result of the Company's net loss in 1999 and the unrealized loss in the investment portfolio.

     The Company's reinsurance has been placed with various U.S. companies rated "A-" or better by A.M. Best Company, as well as with foreign insurance companies and with selected syndicates of Lloyd's. Certain syndicates at Lloyd's ("Loss Syndicates") and the Lloyd's market as a whole have reported significant losses in recent years. The Company has not placed any material amounts of reinsurance with these Loss Syndicates. Pursuant to the implementation of Lloyd's Plan of Reconstruction and Renewal, a significant portion of the Company's recoverables from the Loss Syndicates are now reinsured by Equitas (a separate UK authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account).

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

Economic Conditions

     The Company is a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct affect on the Company's underwriting operations. They do, however, impact the Company's investment portfolio. A decrease in interest rates will tend to decrease the Company's yield and have a positive effect on the fair value of its invested assets. An increase in interest rates will tend to increase the Company's yield and have a negative effect on the fair value of its invested assets.

     Management considers the potential impact of these economic trends in estimating loss reserves. Management believes that the underwriting controls it maintains, and the fact that the majority of the Company's business is in lines of insurance which have relatively short loss payout patterns, assist in estimating ultimate claim costs more reasonably and lessen the potential adverse impact of the economy on the Company.

Year 2000 Compliance

     The "Year 2000 Issue" or "Y2K Issue" is a term used to describe the predicted problems that could have arisen as a result of the inability of some computer programs and embedded chips to distinguish dates beginning with 19 from dates beginning with 20. This Y2K Issue could hav resulted in a variety of potential problems for all businesses from inaccurate processing of dates and date-sensitive calculations to system failures and disruptions in operations. The Company had considered the Y2K Issue a high priority since 1996 and had taken certain steps to address this important aspect of its operations. The Company had formed an Executive Committee comprised of senior management from all departments to address the issues. The efforts were rewarded as no computer related Y2K problems were experienced. The Company will continue to monitor the situation but remains confident that there will not be any future computer related Y2K problems.

     The Company is at risk from policyholders' claims for insurance coverage due to their Y2K exposures. Although the Company has not received any significant insurance claims based on losses resulting from Y2K Issues, there can be no assurance that policyholders will not suffer losses of this type and seek compensation under the Company's insurance policies. If any claims are made, the Company's obligations, if any, will depend on the facts and circumstances of the claim and provisions of the policy. At this time, the Company is unable to determine whether an adverse impact, if any, in connection with the foregoing circumstances would be material.

     The aforementioned Year 2000 discussion contains forward-looking statements about matters that are inherently difficult to predict the effect on the Company. Such statements are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and involve a number of risks and uncertainties that could materially affect future results.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 1999. The Company's market risk sensitive instruments are entered into for purposes other than trading.

     The carrying value of the Company's investment portfolio as of December 31, 1999 was $241.1 million of which 92.3% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no commodity risk.

     For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

     For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1998. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

     For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 1999.

     The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $10.3 million based on a 100 basis point increase in interest rates as of December 31, 1999. This loss amount only reflects the impact on an interest rate increase on the fair value of the Company's fixed maturities and short-term investments, which constitute approximately 36.3% of total assets as of December 31, 1999.

         Based on the sensitivity analysis model used by the Company, the loss in fair value of market sensitive instruments, as a result of a 100 basis point increase in interest rates as of December 1999, is not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements required in response to this section are submitted as part of Item 14(a) of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         Information   concerning  executive  compensation  is  contained  under
"Compensation of Directors and Executive Officers" in the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of the directors and officers of the registrant is contained under "Election of Directors" in the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement, which information is incorporated herein by reference.

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

          (b) Reports on Form 8-K. There were no reports filed on Form 8-K during the fourth quarter of 1999.





                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      The Navigators Group, Inc.
                                                      (Registrant)


Dated:  March 30, 2000                               By:/s/ BRADLEY D. WILEY
                                                        --------------------
                                                        Bradley D. Wiley
                                                        Senior Vice President,
                                                        CFO and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          Name Title                  Date

/s/ TERENCE N. DEEKS           Chairman, President and CEO       March 30, 2000
----------------------------
Terence N. Deeks               (Principal Executive Officer)

/s/ BRADLEY D. WILEY           Senior Vice President, CFO        March 30, 2000
----------------------------
Bradley D. Wiley               and Secretary
                               (Principal Financial Officer)

/s/ SALVATORE A. MARGARELLA     Vice President and Treasurer     March 30, 2000
----------------------------
                               (Principal Accounting Officer)
Salvatore A. Margarella


/s/ ROBERT M. DEMICHELE        Director                          March 30, 2000
----------------------------
Robert M. DeMichele

/s/ LEANDRO S. GALBAN, JR.     Director                          March 30, 2000
----------------------------
Leandro S. Galban, Jr.

/s/ MARC M. TRACT              Director                          March 30, 2000
----------------------------
Marc M. Tract

/s/ WILLIAM D. WARREN          Director                          March 30, 2000
----------------------------
William D. Warren

/s/ ROBERT F. WRIGHT           Director                          March 30, 2000
----------------------------
Robert F. Wright

/s/ HOWARD M. ZELIKOW          Director                          March 30, 2000
----------------------------
Howard M. Zelikow

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report ............................................... F-2

Consolidated Balance Sheets at December 31, 1999 and 1998 .................. F-3

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1999  .......................................... F-4

Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1999  ........................... F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999  ............................... F-6

Notes to Consolidated Financial Statements  ................................ F-7

SCHEDULES:

Schedule I          Summary of Consolidated Investments--other than

                    investments in related parties  ........................ S-1

Schedule II         Condensed Financial Information of Registrant  ......... S-2

Schedule III        Supplementary Insurance Information  ................... S-5

Schedule IV         Reinsurance  ........................................... S-6

Schedule V          Valuation and Qualifying Accounts  ..................... S-7

Schedule VI         Supplementary Information Concerning

                    Property-Casualty Insurance Operations  ................ S-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Navigators Group, Inc.

     We have audited the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

New York, New York
March 30, 2000

                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                           December 31,
                                                                                                   1999                     1998
                                                                                                   ----                     ----
                                     ASSETS
Investments and cash:
   Fixed maturities, available-for-sale, at fair value
     (amortized cost: 1999, $227,875; 1998, $232,021)  .....................................        $  222,555             $240,233
   Equity securities, available-for-sale, at fair value (cost: 1999, $11,105;
     1998, $6,506)  ........................................................................            11,840                7,400
   Short-term investments, at cost which approximates fair value  .........................              6,747                5,647
   Cash  ...................................................................................             5,546                2,807
   Other investments  ......................................................................               --                 1,145
                                                                                                       -------            ---------

         Total investments and cash  .......................................................           246,688              257,232
                                                                                                       -------              -------

Premiums in course of collection  ..........................................................            90,857               76,321
Commissions receivable  ....................................................................             4,841                7,823
Accrued investment income  .................................................................             3,250                3,219
Prepaid reinsurance premiums  ..............................................................            24,765               25,699
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses...............           229,111              200,017
Federal income tax recoverable  ............................................................             2,016                  398
Net deferred Federal and foreign income tax benefit  .......................................            13,227                8,002
Deferred policy acquisition costs  .........................................................             5,878                4,303
Goodwill ...................................................................................             5,805                3,855
Other assets  ..............................................................................             4,886                5,217
                                                                                                       -------            ---------
         Total assets  .....................................................................          $631,324             $592,086
                                                                                                       =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for losses and loss adjustment expenses  ........................................          $391,094             $342,444
  Unearned premium  ........................................................................            55,003               51,295
  Reinsurance balances payable  ............................................................            24,799               24,858
  Notes payable to banks  ..................................................................            24,000               23,500
  Deferred state and local income tax ......................................................               374                1,152
  Accounts payable and other liabilities  ..................................................             5,689                5,571
                                                                                                       -------              --------
         Total liabilities  ................................................................           500,959              448,820
                                                                                                       -------              --------

Commitments and contingencies  .............................................................

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued  ...............               --                    --

  Common stock, $.10 par value, authorized 10,000,000 shares,
     issued and outstanding 8,406,970 in 1999 and 8,447,926 in 1998  .......................               846                  845
  Additional paid-in capital  ..............................................................            39,447               39,332
  Treasury stock held at cost, 48,700 shares in 1999........................................              (700)                  --
  Accumulated other comprehensive income:
     Net unrealized gains (losses) on securities available-for-sale (net of tax (benefit)
       expense of ($1,605) in 1999 and $3,187 in 1998)  ....................................            (2,980)               5,919
     Foreign currency translation adjustment (net of tax expense (benefit) of $34 in 1999 and
       ($93) in 1998........................................................................                62                 (172)
  Retained earnings  .......................................................................            93,690               97,342
                                                                                                       -------             --------
         Total stockholders' equity  .......................................................           130,365              143,266
                                                                                                       -------            ---------
             Total liabilities and stockholders' equity  ...................................          $631,324            $ 592,086
                                                                                                       =======             ========

                                     See accompanying notes to consolidated financial statements.


                                                        THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF INCOME
                                                         (In thousands, except net income per share)


                                                                                             Year Ended December 31,
                                                                               ----------------------------------------------------
                                                                                  1999                 1998                1997
                                                                                  ----                 ----                ----
Revenues:
   Net earned premium  .................................................        $ 89,442              $ 91,203            $ 85,002
   Commission income  ..................................................             482                 6,569               5,083
   Net investment income  ..............................................          15,985                15,209              14,435
   Net realized capital gains (losses)..................................            (443)                1,431               2,827
   Other income  .......................................................             158                   708                 870
                                                                                 -------               -------            --------
     Total revenues  ...................................................         105,624               115,120             108,217
                                                                                 -------               -------            --------

   Operating expenses:
   Net losses and loss adjustment expenses incurred  ...................          69,914                62,322              52,620
   Commission expense  .................................................          14,721                11,864              14,938
   Other operating expenses  ...........................................          24,879                24,264              22,231
   Interest expense  ...................................................           1,502                 1,517               1,244
                                                                                 -------               -------            --------
     Total operating expenses  .........................................         111,016                99,967              91,033
                                                                                 -------               -------            --------

   Income before income tax expense  ...................................          (5,392)               15,153              17,184

   Income tax expense (benefit):
       Current  ........................................................            (450)                3,100               3,879
       Deferred  .......................................................          (1,290)                  564                 759
                                                                                  ------                ------            --------
     Total income tax expense (benefit).................................          (1,740)                3,664               4,638
                                                                                  ------                ------            --------

   Net Income (Loss) ...................................................        $ (3,652)            $  11,489           $  12,546
                                                                                  ======              ========            ========


   Net income (loss) per common share:

      Basic  ...........................................................        $   (0.43)           $    1.37            $   1.51
      Diluted  .........................................................        $   (0.43)           $    1.36            $   1.50

   Average common shares outstanding:

      Basic.............................................................            8,419                8,414               8,296
      Diluted  .........................................................            8,419                8,459               8,385




                                                  See accompanying notes to consolidated financial statements.

                                                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                (In thousands)

                                                                              Year Ended December 31,

                                                        1999                       1998                       1997
                                                        ----                       ----                       ----
Preferred Stock
   Balance at beginning and end of year.....          $     --                   $    --                     $     --
                                                       ========                   =======                     =======

Common stock

   Balance at beginning of year.............          $     845                  $    837                    $     824
   Issuance of common stock during the year.                  1                         8                           13
                                                       --------                   -------                      -------
   Balance at end of year...................          $     846                  $    845                    $     837
                                                       ========                   =======                      =======

Additional paid-in capital
   Balance at beginning of year.............          $  39,332                  $ 38,119                    $  36,202
   Issuance of common stock during the year.                115                     1,213                        1,917
                                                       --------                   -------                      -------
   Balance at end of year...................          $  39,447                  $ 39,332                    $  38,119
                                                       ========                   =======                      =======

Retained earnings

   Balance at beginning of year.............          $  97,342                  $  85,853                   $  73,307
   Net income (loss)........................             (3,652)   $   (3,652)      11,489       $11,489        12,546     $ 12,546
                                                       --------     ---------     --------        ------      --------       ------
   Balance at end of year...................          $  93,690                  $  97,342                   $  85,853
                                                       ========                   ========                    ========

Treasury stock held at cost.................               (700)                       --                           --
                                                       ========                   ========                    ========

Accumulated Other Comprehensive Income

   Balance at beginning of year.............          $  5,747                   $  6,433                    $   5,209
   Net unrealized gains (losses) on securities,
     net of tax (benefit) expense of ($4,792),
     ($310) and $734 in 1999, 1998 and 1997,
     respectively (1)                                                   (8,899)                      (575)                    1,363

   Foreign currency loss net of tax benefit of $126,
     $60 and $75 in 1999, 1998 and 1997,
     respectively...........................                               234                       (111)                     (139)
                                                                        ------                      ------                  -------
   Other comprehensive income/(loss)........           (8,665)          (8,665)      (686)           (686)        1,224       1,224
                                                       -------          -------     ------          ------       -------    -------
   Comprehensive income/(loss)..............                       $   (12,317)                  $  10,803                 $ 13,770
                                                                       ========                    =======                  =======
   Balance at end of year...................         $ (2,918)                   $  5,747                     $    6,433
                                                      ========                    =======                       ========

Total stockholders' equity at end of year...         $130,365                    $143,266                     $  131,242
                                                      =======                     =======                       ========

(1)  Disclosure of reclassification amount:
     Unrealized holding gains (losses) arising
       during period........................                       $   (8,625)                    $     628                $  3,409
      Less: reclassification adjustment for net
       gains included in net income.........                             (274)                       (1,203)                 (2,046)
                                                                    ---------                       -------                  -------
     Net unrealized gains (losses) on securities                   $   (8,899)                    $    (575)                $ 1,363


                                     See  accompanying   notes  to  consolidated financial statements.



                                                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (In thousands)

                                                                                        Year Ended December 31,
                                                                       ------------------------------------------------------------
                                                                         1999                     1998                 1997
                                                                         ----                     ----                 ----
 Operating activities:
    Net income..................................................      $    (3,652)               $11,489              $12,546
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
    Depreciation & amortization  ...............................            1,800                    833                  526
    Net deferred Federal and foreign income tax   ..............             (560)                   595                  683
    Net realized capital (gains) losses.........................              443                 (1,431)              (2,827)
    Changes in assets and liabilities, net of acquistions:
     Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses  ....................          (29,094)               (52,913)              (3,759)
     Reserve for losses and loss adjustment expenses............           48,650                 64,012                8,831
     Prepaid reinsurance premiums  .............................              934                 (5,294)              (8,865)
     Unearned premium  .........................................            3,707                  2,636               14,743
     Premiums in course of collection  .........................          (14,536)               (30,474)             (10,738)
     Commissions receivable  ...................................            2,982                  2,272                  348
     Deferred policy acquisition costs  ........................           (1,575)                 1,100               (1,746)
     Accrued investment income  ................................              (25)                   (59)                 181
     Reinsurance balances payable  .............................              242                  8,319                4,958
     Federal income tax  .......................................           (1,651)                  (261)                (131)
     Other  ....................................................            1,232                 (3,813)              (2,253)
                                                                         --------                -------            ---------
Net cash provided by (used in) operating activities  ...........            8,897                 (2,989)              12,497
                                                                         --------                 ------             --------
 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities  ..............................           43,295                 24,074                9,745
      Sales  ...................................................           25,335                 28,664               75,368
      Purchases  ...............................................          (64,365)               (66,373)             (93,679)
    Equity securities, available-for-sale
      Sales  ...................................................            3,341                  3,285                9,624
      Purchases  ...............................................           (8,087)                (3,083)              (4,017)
   Payment for purchase of MTC, net of cash acquired of $489 ...              (26)                (5,321)                --
   Payment for purchase of Anfield, net of cash acquired of $68.           (2,591)                   --                  --
   Payable for securities purchased  ...........................           (2,158)                 2,832               (2,815)
   Net sales (purchases) of short-term investments  ............           (1,100)                16,932              (10,757)
   Other investments  ..........................................            1,145                  1,262                 (132)
   Purchase of property and equipment  .........................             (791)                (1,166)                (974)
                                                                         ---------              --------             --------
         Net cash provided by (used in) investing activities  ..           (6,002)                 1,106              (17,637)
                                                                         ---------              --------               ------
Financing activities:
    Proceeds from bank loan  ...................................            1,500                  3,500                3,000
    Repayment of bank loan  ....................................           (1,000)                  (340)                 --
    Proceeds from exercise of stock options  ...................               44                  1,221                1,931
    Purchase of treasury stock..................................             (700)                   --                   --
    Repayment of note payable to stockholder  ..................              --                    (942)                 --
                                                                         --------               ---------             -------
         Net cash provided by (used in) financing activities                 (156)                  3,439               4,931
                                                                         --------               ---------             -------
Increase (decrease) in cash  ...................................            2,739                  1,556                 (209)
Cash at beginning of year  .....................................            2,807                  1,251                1,460
                                                                         --------              ---------             --------
Cash at end of year  ...........................................       $    5,546              $   2,807            $   1,251
                                                                        =========               ========             ========
Supplemental disclosures of cash flow information:
   Federal, state and local income tax paid (received)..........       $    1,050              $   3,599            $   4,080
   Interest paid  ..............................................            1,530                  1,605                1,222
   Issuance of stock to directors...............................               72                     72                 --
   Fair value of assets acquired................................            4,204                 10,495                 --
   Liabilities assumed in acquisitions..........................            1,519                  4,685                 --

                                     See  accompanying   notes  to  consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

     The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its sixteen wholly owned subsidiaries, are prepared on the basis of generally accepted accounting principles. Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

     The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, and a contractors' general liability program. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states and cedes 100% of its gross direct writings from this business to Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

     Five of the Company's subsidiaries are marine underwriting management companies: Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc. and Somerset Marine (UK) Limited ("Somerset UK") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and four unaffiliated insurance companies.

     During 1999, the company closed the Somerset Asia Pacific Limited office in Australia from which it incurred a foreign exchange loss of $346,000.

     Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries. Somerset UK produces business for the UK Branch of Navigators Insurance. Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of London ("Lloyd's") as a corporate member with limited liability. In January 1998, the Company acquired Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's of London marine underwriting managing agency which manages Lloyd's Syndicate 1221, and its wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability. The purchase price consists of initial cash payments, acquisition costs and contingent consideration based upon future performance. The purchase price of approximately $6.2 million was funded through a bank loan and working capital. In addition, the purchase agreement requires payment of additional consideration based on the performance of Lloyd's Syndicate 1221 managed by MTC. Goodwill of approximately $4.0 million has been recorded to date in connection with the transaction. The goodwill is being amortized over 20 years. Additional goodwill may be recorded in future years when the amount of the future performance contingencies are determinable. The acquisition has been accounted for under the purchase method of accounting. In August 1999, MTC formed Pennine Underwriting Limited, an underwriting managing agency located in Northern England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

     In April 1999, the Company acquired Anfield Insurance Services, Inc. ("Anfield"), an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast. The purchase price of approximately $2.7 million, funded through a bank loan and working capital, resulted in goodwill of approximately $2.3 million which is being amortized over 20 years. The acquisition has been accounted for under the purchase method of accounting.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their premium from business written by the Somerset Companies. The Insurance Companies are managed by Somerset Marine, Inc. The Lloyd's operations derive their premium from business written by MTC, and in 1997 from one unaffiliated Lloyd's syndicate.

Investments

     Investments are classified into one of three categories. Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. As of December 31, 1999 and 1998, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method.

     Prepayment assumptions for mortgage and asset backed securities were obtained from broker/dealer survey values or from outside investment managers. These assumptions are consistent with the current interest rate and economic
environment.   The  retrospective   adjustment  method  is  used  to  value  all
securities.

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

Deferred Policy Acquisition Costs

     Costs of acquiring business which vary with and are directly related to the production of business are deferred and amortized ratably over the period that the related premiums are recognized as earned. Such costs primarily include commission expense, other underwriting expenses and premium taxes. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses and maintenance expenses based on historical and current experience and anticipated investment income.

Reserve for Losses and Loss Adjustment Expenses

     Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in income currently. Management believes that the unpaid losses and loss adjustment expenses are adequate to cover the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not exceed such amounts.

Net Income Per Share

     The Company calculates its net income (loss) per share in accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS 128 supersedes APB Opinion No. 15, Earnings Per Share, and replaces primary earnings per share and fully diluted earnings per share with basic earnings per share and diluted earnings per share, respectively.

Reinsurance Ceded

     Reinsurance ceded which transfers risk, premiums, commissions and recoveries on losses incurred is reflected as reductions of the respective income and expense accounts. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

Depreciation and Amortization

     Depreciation of furniture and fixtures and electronic data processing equipment, and amortization of computer software is provided over the estimated useful lives of the respective assets, ranging from three to five years, using the straight-line method. Amortization of leasehold improvements is provided over the estimated lives of the leases using the straight-line method. The Company capitalizes the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). As of December 31, 1999 and 1998, unamortized computer software costs were $1.3 million and $1.0 million, respectively. Amortization expense amounted to $332,000 in 1999. There was no computer software amortization expense in 1998 or 1997.

Goodwill

     Goodwill was $5.8 million and $3.9 million at December 31, 1999 and 1998, respectively, net of accumulated amortization of $487,000 and $203,000, respectively. There was no goodwill in 1997. Amortization expense was $283,000 and $203,000 in 1999 and 1998, respectively.

     The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct write-off if, in management's judgment, it was probable that projected future operating income, before amortization of goodwill, would not be sufficient on an undiscounted basis to recover the carrying value.

Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company will continue to use the accounting method prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Companies using APB 25 are required to make pro forma footnote disclosures of net income and earnings per share as if the fair value method of accounting, as defined in SFAS 123, had been applied.

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

     SOP 98-5, Reporting the Costs of Start-Up Activities, was issued in April 1998 and requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5, effective for fiscal years beginning after December 15, 1998, required that the initial application of this SOP be reported as a cumulative catch-up adjustment. Restatement of previously issued financial statements is not allowed. The adoption of the SOP did not have a material effect on the Company's results of operations or financial condition.

Future Application of Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS 133 should not be applied retroactively to financial statements of prior periods. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

Note 2. Investments

The Company's fixed maturities and equity securities at December 31, 1999 and 1998 were as follows:

                                                                       Gross               Gross
                                                Amortized            Unrealized          Unrealized          Fair
December 31, 1999                             Cost or Cost             Gains               (Losses)          Value
-----------------                             ------------          -------------       -------------        -----
                                                                              (In thousands)
Fixed maturities:

   U.S. Government, government
      agencies and authorities...........      $  14,231              $     1           $   (776)      $  13,456
   States, municipalities and political
      subdivisions.......................         93,965                1,472             (1,586)         93,851

   Mortgage and asset backed.............         81,400                  209             (3,029)         78,580
   Corporate bonds.......................         37,258                   21             (1,629)         35,650
   Redeemable preferred stock............          1,021                    6                 (9)          1,018
                                               ---------               ------             ------        --------

      Total fixed maturities.............      $ 227,875              $ 1,709           $ (7,029)       $222,555
                                                 =======                =====             ======         =======

Equity securities - common stocks........      $  11,105              $ 1,222           $   (487)      $  11,840
                                                ========                =====            =======        ========

                                                                       Gross               Gross
                                               Amortized            Unrealized           Unrealized           Fair
December 31, 1998                             Cost or Cost             Gains               (Losses)           Value
-----------------                             ------------          -------------       -------------         -----
                                                                              (In thousands)
Fixed maturities:

   U.S. Government, government
      agencies and authorities...........      $  15,281              $   249           $    (68)      $  15,462
   States, municipalities and political
      subdivisions.......................        120,276                6,171                (57)        126,390
   Mortgage and asset backed.............         79,901                1,636               (204)         81,333
   Corporate bonds.......................         15,540                  420                 (4)         15,956
   Redeemable preferred stock............          1,023                   69                --            1,092
                                                --------               ------             -------       --------

      Total fixed maturities.............      $ 232,021              $ 8,545           $   (333)      $ 240,233
                                                 =======                =====               ====         =======

Equity securities - common stocks........      $   6,506              $ 1,364           $   (470)       $  7,400
                                                 =======                ======              ====         =======



     The  Company's  fixed  maturity   securities  by  years  of  maturity  were
     as follows:


          Period from

       December 31, 1999                  Fair           Amortized
          to Maturity                    Value               Cost
          -----------                    ------              -----
                                                    (Dollars in thousands)

One year or less....................   $  5,396         $   5,326
Over one year through five years....     50,437            50,253
Over five years through ten years...     57,465            58,247
More than ten years.................     30,677            32,649
Mortgage and asset backed...........     78,580            81,400
                                        -------          --------
Total...............................   $222,555         $ 227,875
                                        =======           =======

         Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

         Net investment income of the Company was derived from the following sources:

                                             Year Ended December 31,

                                   1999              1998             1997
                                   ----              ----             ----
                                                (In thousands)

  Fixed maturities..............  $ 15,713         $ 13,784          $13,248
  Equity securities.............       363              230              292
  Short-term investments........       573            1,874            1,613
                                   -------           ------           ------
                                    16,649           15,888           15,153
  Investment expenses...........     (664)            (679)            (718)
                                   -------           ------           ------

  Net investment income.........  $ 15,985         $ 15,209          $14,435
                                    ======           ======           ======


          The Company's realized capital gains and losses were as follows:

                                             Year Ended December 31,

                                           1999             1998           1997
                                           ----             ----           ----
                                                      (In thousands)

  Fixed maturities:
     Gains..............................$  1,108           $  768        $  786
     (Losses)...........................    (549)             (99)         (269)
                                          ------            -----         -----
                                             559              669           517
                                          ------            -----         -----
  Equity securities and other investments:
     Gains..............................     492            1,196         2,868
     (Losses)...........................  (1,494)            (434)         (558)
                                          ------            -----         -----
                                          (1,002)             762         2,310
                                          ------            -----         -----

  Net realized capital gains (losses)...$   (443)          $1,431        $2,827
                                         =======            =====         =====


         At December 31, 1999 and 1998, fixed maturities with amortized values of $6,825,000 and $6,791,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 1999 and 1998, $132,000 and $136,000, respectively, were on deposit with the Bank of England for Navigators Insurance's UK Branch. Also, at December 31, 1999 and 1998, fixed maturities with amortized values of $405,000 and $842,000, respectively, were pledged as security under a reinsurance treaty.

         At December 31, 1999, the Company did not have a concentration of greater than 10% of invested assets in a single issuer.

         In 1998, the Company disposed of its investment in Riverside Underwriters Plc ("Riverside"). The Company received a payment of (pound)225,000 (converted to $382,000) in 1998 and recorded a loss on the disposal of (pound)250,000 (converted to $420,000). The remaining payments of (pound)300,000 was due in 1999 and (pound)225,000 is due in 2000. The payment due in 1999 was not received and it is considered unlikely that the 1999 or 2000 payments will be received in the foreseeable future. Therefore, the Company has recorded a loss on the investment in 1999 of (pound)525,000 (converted to $865,000).

         In addition to the disposal of the investment in Riverside, pretax earnings (losses) for 1999, 1998 and 1997 of ($215,000), $393,000 and $561,000
are included in other income. The Company records its share of Riverside's earnings from underwriting when sufficient information becomes available to provide reasonable estimates of earned premiums and losses. The last underwriting year that the Company participated at Lloyd's through Riverside was 1996 which closed in 1999 under the Lloyd's three year methodology.

Note 3.  Notes Payable and Letters of Credit

         On December 21, 1998, the Company entered into a new bank credit facility which replaced the prior facility. The new credit facility provides a $25 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 0.875% on the used portion of the line of credit. The commitment fee on the unused portion of the line of credit is 0.125%. The line of credit facility reduces each quarter by amounts between $1.0 million and $2.25 million beginning January 1, 2000 until it terminates on November 19, 2003. At December 31, 1999 and 1998, $24 million and $23.5 million in loans were outstanding, respectively, under the revolving line of credit facility at an interest rate of 7.1% and 5.9%, respectively. The credit facility also provides for a $60 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221 managed by MTC. The cost of the letters of credit is 0.875% for the used portion and 0.125% for the unused portion of the letter of credit facility. At December 31, 1999 and 1998, letters of credit with an aggregate face amount of $42.2 million and $29.2 million, respectively, were issued under the letter of credit facility. These letters of credit have not been drawn upon.

         The bank credit facility is collateralized by shares of common stock of the Company's major subsidiaries. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated total stockholders' equity, statutory surplus, minimum liquidity, loss reserves and other financial ratios. At December 31, 1999, the Company complied with all covenants except for one related to the surplus of the Insurance Companies for which a waiver and an amendment curing the noncompliance was received from the banks providing the credit facility.

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

         The fiduciary accounts as of December 31, 1999 and 1998 were as follows:

                                                              December 31,
                                                          1999           1998
                                                          ----           ----
                                                              (In thousands)

         Cash and short-term investments.............    $  7,019       $ 7,015
         Premiums receivable.........................      31,802        24,690
         Reinsurance balances receivable (payable)...       (378)         7,688
                                                          ------         ------

                Total assets.........................    $ 38,443       $39,393
                                                          =======        ======

         Due to insurance companies..................    $ 38,443       $39,393
                                                           ------        ------

                Total liabilities....................    $ 38,443       $39,393
                                                           ======        ======

         The fiduciary accounts above were not included in the accompanying consolidated balance sheets.

Note 5.  Income Taxes

         The components of current and deferred income tax expense (benefit) were as follows:

                                                Year Ended December 31,

                                     1999             1998           1997
                                     ----             ----           ----
                                                 (In thousands)

Current:
   Federal and foreign..........   $  (499)          $ 2,887        $ 3,328
   State and local..............        49               213            551
                                    ------            ------         ------

      Total.....................   $  (450)          $ 3,100        $ 3,879
                                    ======             =====          =====

Deferred:
   Federal and foreign..........   $  (560)          $   595        $   683
   State and local..............      (730)              (31)            76
                                    ------            ------            ---

      Total.....................   $(1,290)          $   564        $   759
                                    ======            ======         ======


         A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

                                                     1999                    1998                     1997
                                                     ----                    ----                     ----
                                                                        (In thousands)
Computed expected
   tax expense..........................   $(1,887)      (35.0)%     $  5,304      35.0%     $  6,014       35.0%
Tax-exempt interest.....................    (1,747)      (32.4)        (2,139)    (14.1)       (2,538)     (14.8)
Dividends received deduction............       (88)       (1.6)           (48)     (0.3)          (61)      (0.3)
State and local income taxes, net of
   Federal income tax...................      (442)       (8.2)           118       0.8           408        2.4
Valuation allowance.....................     1,938        35.9            465       3.0         1,108        6.4
Other...................................       486         9.0            (36)     (0.2)         (293)      (1.7)
                                             -----        ----        -------      ----        ------       ----
                                           $(1,740)      (32.3)%     $  3,664      24.2%     $  4,638       27.0%
                                            ======       =====          =====      ====         =====       ====

         The tax effects of temporary differences that give rise to Federal and foreign deferred tax assets and deferred tax liabilities were as follows:

                                                       December 31,
                                                1999                    1998
                                                ----                    ----
                                                       (In thousands)

Deferred tax assets:
   Loss reserve discount.....................  $  6,195                $  6,628
   Unearned premium..........................     1,309                   1,378
   Alternative minimum tax carryforward......     6,376                   4,674
   Deferred state and local income tax.......       151                     407
   Deferred compensation.....................        48                      52
   Net unrealized losses on securities.......     1,605                     --
   Loss from foreign operations..............     3,511                   1,794
   Other.....................................       332                     314
                                                 ------                 -------
Total gross deferred tax assets..............    19,527                  15,247
Less valuation allowance.....................    (3,511)                 (1,573)
                                                 -------                -------
     Total deferred tax assets...............    16,016                  13,674
                                                 -------                -------

Deferred tax liabilities:
   Deferred acquisition costs................      (824)                   (985)
   Net unrealized gains on securities........       --                   (3,187)
   Contingent commission receivable..........    (1,965)                 (1,300)
   Other.....................................       --                     (200)
                                                -------                 -------
     Total deferred tax liabilities..........    (2,789)                 (5,672)
                                                 ------                 -------

     Net deferred tax asset..................   $13,227                $  8,002
                                                 ======                 =======


         In 1999 and 1998, a tax benefit of $1,000 and $79,000, respectively, was credited directly to additional paid-in capital due to the exercise of stock options.

         In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 1999, net of any valuation allowance.

         The valuation allowances of $3,511,000 and $1,573,000 for the years ended December 31, 1999 and 1998, respectively, due to the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations.

Note 6.  Reserves for Losses and Loss Adjustment Expenses

         The following table summarizes the activity in the Insurance Companies' reserve for losses and loss adjustment expenses ("LAE") during the three most recent years:


                                                                    Year Ended December 31,
                                                         ------------------------------------------------
                                                               1999              1998                1997
                                                               ----              ----                ----
                                                                            (In thousands)
Net reserves for losses and LAE at
      beginning of year .............................         $150,517        $139,841           $132,558
                                                               -------         -------            -------
Provision for losses and LAE for
    claims occurring in the current year.............           45,001          46,050             53,654
Lloyd's portfolio transfer - reinsurance to close....           15,533          19,655                __
Increase (decrease) in estimated losses and
    LAE for claims occurring in prior years..........            9,380          (3,383)            (1,034)
                                                                ------         -------            -------
Incurred losses and LAE..............................           69,914          62,322             52,620
                                                                ------         -------            -------
Losses and LAE payments for claims
    occurring during:
       Current year..................................          (10,925)         (9,848)          (12,921)
       Prior  years..................................          (38,976)        (41,798)          (32,416)
                                                                ------         --------          -------
Losses and LAE payments..............................          (49,901)        (51,646)          (45,337)
                                                                ------         -------           -------
Net reserves for losses and LAE at end of year.......          170,530         150,517            139,841
                                                               -------         -------            -------

Reinsurance receivable on unpaid losses and LAE......          220,564         191,927            138,591
                                                               -------         -------            -------

Gross reserves for losses and LAE at end of year.....         $391,094        $342,444           $278,432
                                                               =======         =======            =======


         The deficiency for the year ended December 31, 1998 resulted from the unrecoverable reinsurance from New Cap Re and reserve strengthening in the Company's Lloyd's subsidiary.

     At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." At December 31, 1999, Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1997 underwriting year, the net effect of which resulted in a portfolio transfer to NCUL and Millennium of $15.5 million at December 31, 1999. At December 31, 1998, Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1996 underwriting year resulting in a portfolio transfer to NCUL of $19.7 million at December 31, 1998. This transaction accounted for the majority of the increase from 1997 to 1998 in the premium volume in the Company's Lloyd's operations. The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and cash received, all in the same amount. There was no gain or loss on the transactions.

         During 1999, 1998 and 1997, the Insurance Companies paid gross losses and LAE of $665,000, $2,091,000 and $1,510,000, respectively, resulting in net paid losses and LAE of $378,000, $369,000 and $723,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 1999 and 1998, the Insurance Companies carried gross reserves of $3,712,000 and $2,912,000, respectively, and net reserves of $1,088,000 and $1,199,000, respectively, for the potential exposure to such claims. At December 31, 1999, there were 870 open claims with environmental pollution or asbestos exposures. Management believes that its reserves for such claims are adequate because the Insurance Companies' participation in such risks was generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to the significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

Note 7.  Reinsurance

         The following table summarizes earned premium:

                                                Year Ended December 31,
                                    1999              1998               1997
                                    ----              ----               ----
                                                   (In thousands)

         Direct.................  $107,939         $102,256          $110,453
         Assumed................    55,465           67,422            46,053
         Ceded..................   (73,962)         (78,475)          (71,504)
                                   -------          -------           -------
         Net....................  $ 89,442        $  91,203         $  85,002
                                   =======         ========          ========

         The following table summarizes written premium:

                                                Year Ended December 31,
                                    1999              1998              1997
                                    ----              ----              ----
                                                (In thousands)

         Direct.................   $120,426          $92,910         $119,597
         Assumed................     46,686           79,301           51,652
         Ceded..................    (73,028)         (83,729)         (80,369)
                                    -------          -------          -------
         Net....................   $ 94,084          $88,482          $90,880
                                     ======           ======           ======


         The 1999 and 1998 assumed written and earned premium includes $12.5 million and $19.7 million, respectively, of Lloyd's portfolio transfers to close the 1996 and 1997 underwriting year, respectively.

         Ceded losses and loss adjustment expenses incurred were $112,870,000, $126,392,000, and $57,340,000 in 1999, 1998, and 1997, respectively.

         A contingent liability exists with respect to reinsurance ceded, since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

         At December 31, 1999, the Company had reinsurance receivables from the following six reinsurers which were in excess of 5% of the Insurance Companies' statutory surplus: Lloyd's of London, $18,124; American Reinsurance Company, $9,278; Folksamerica Reinsurance Company, $8,345; Insurance Corporation of New York, $7,408; Swiss Re America, $6,688; and Scor Reinsurance Company $5,545.

         The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the related reinsurance receivables. An allowance is established to the extent that it is determined that the ultimate amount collectible is less than the amount recorded as a receivable. At December 31, 1999 and 1998, there was an allowance for uncollectible reinsurance of $1,250,000 and $800,000, respectively. The expense recorded for uncollectible reinsurance was $7,016,000, $58,000 and $286,000 for 1999, 1998 and 1997,
respectively. The 1999 expense for uncollectible reinsurance is the result of New Cap Reinsurance Corporation Limited, which participated on the Company's 1997 and 1998 reinsurance programs, being under the control of an Administrator for possible liquidation.

   Note 8.  Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

                                              December 31, 1999             December 31, 1998
                                       -----------------------------    ---------------------
                                       Carrying           Fair            Carrying              Fair
                                        Amount            Value           Amount               Value
     Financial assets:
        Fixed maturities............   $ 222,555          $222,555         $  240,233      $  240,233
        Equity securities...........      11,840            11,840              7,400           7,400
        Short-term investments......       6,747             6,747              5,647           5,647
     Financial liabilities:
        Notes payable to banks......   $  24,000         $  24,000         $   23,500      $   23,500

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

         Stock options outstanding at December 31, 1999, 1998 and 1997 were as follows:

                                             1999                      1998                      1997
                                    ----------------------    ----------------------    ---------------------
                                                  Average                   Average                  Average
                                    No. of        Exercise    No. of        Exercise    No. of       Exercise
                                    Shares         Prices     Shares         Prices     Shares         Prices
Options outstanding at
   beginning of year.......        442,750        $19.79      477,925         $19.37     624,001       $18.73
     Granted...............         30,000        $14.00       79,500         $17.00      25,000       $17.00
     Exercised.............         (3,100)       $14.25       (75,925)       $14.09    (126,325)      $12.67
     Expired or forfeited..       (226,000)       $19.80       (38,750)       $20.07     (44,751)      $28.12
                                   -------                     -------                   --------
Options outstanding at
   end of year.............        243,650        $19.01       442,750        $19.79     477,925       $19.37
                                   =======                     =======                   =======
Number of options
   exercisable.............        176,338        $20.29       370,750        $20.33     365,650       $20.75


         The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights at prices of no less than 90% of the fair market value of the common stock. The Company granted 2,500, 13,500 and 25,500 stock appreciation rights in 1999, 1998 and 1997, respectively. The amounts charged to expense (recovered) in 1999, 1998 and 1997 were $0, ($171,000) and $147,000, respectively.

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


                                                      1999             1998           1997
                                                      ----             ----           ----

Net income (loss) (in thousands):  As reported      $  (3,652)        $  11,489       $ 12,546
                                   Pro forma        $  (3,738)        $  11,243       $ 12,295

Basic income (loss) per share:     As reported      $   (0.43)        $    1.37       $   1.51
                                   Pro forma        $   (0.44)        $    1.34       $   1.48

Diluted income (loss) per share:   As reported      $   (0.43)        $    1.36       $   1.50
                                   Pro forma        $   (0.44)        $    1.33       $   1.47

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted: no dividend yield; expected volatility of 33.0%, 32.3% and 31.8% in 1999, 1998 and 1997, respectively; risk free interest rate of 6%, 5% and 6% for 1999, 1998 and 1997, respectively; and expected life of 6 years for 1999, 1998 and 1997. The weighted average fair value of options granted was $6.16, $7.03 and $6.30 in 1999, 1998 and 1997, respectively.

         The following table summarizes information about options outstanding at December 31, 1999:

                       Outstanding        Average Remaining             Average            Exercisable      Average Exercise
Price Range               Shares            Contract Life           Exercise Price            Shares              Price

   $14 to $17              183,650             6.7                      $15.17              116,338             $14.89
   $28 to $34               60,000             3.2                      $30.75               60,000             $30.75

Note 10.  Employee Benefits

         The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of the second year and are therefore fully vested after six years of service. Plan expense, included within operating expenses, amounted to $731,000, $607,000 and $686,000 in 1999, 1998 and 1997, respectively. The Company sponsors a similar plan under UK regulations for its UK employees for which the Company had expenses of $358,000, $142,000 and $121,000 for 1999, 1998 and 1997,
respectively.

         The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute up to 8% of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

Note 11.   Dividends from Subsidiaries and Statutory Financial Information

         Navigators Insurance may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York Insurance Law. The maximum amount available for the payment of dividends by Navigators Insurance during 1999 without prior regulatory approval is $11,027,000. Navigators Insurance paid $8,500,000 in dividends to the Company in 1999 and $5,000,000 in 1998.

         Navigators Insurance UK Branch was capitalized at $10 million in October 1997 and is required to maintain certain capital requirements under UK regulations.

         The Insurance Companies' statutory net income as filed with the regulatory authorities for 1999, 1998 and 1997 was $9,320,000, $17,987,000 and
$15,714,000, respectively. The statutory surplus as filed with the regulatory authorities was $110,273,000 and $109,659,000 at December 31, 1999 and 1998,
respectively.

         The Insurance Companies, domiciled in New York State, prepare and file their statutory financial statements in accordance with accounting practices prescribed or permitted by the New York State Insurance Department. Prescribed statutory accounting practices ("SAP") include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Insurance Companies do not apply any permitted accounting practices.

         The significant differences between SAP and generally accepted accounting principles ("GAAP") are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are held in an available-for-sale account and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholder's equity; (3) federal income taxes are recorded when payable while under GAAP deferred taxes are provided to reflect temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

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

Note 12.  Commitments and Contingencies

a. Future minimum annual rental commitments at December 31, 1999 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2010, are as follows:

                                                                (In thousands)

       Year Ended December 31,

              2000...................................             $   1,787
              2001...................................                 1,653
              2002...................................                 1,572
              2003...................................                 1,384
              2004 and subsequent....................                 3,714
                                                                   --------

              Total..................................             $  10,110
                                                                   ========

     The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $1,468,000, $1,298,000 and $1,522,000,
     respectively.

b. The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1999, the ILU advised its then current forty-one members, including Navigators Insurance, that they were each being assessed approximately (pound)900,000 to pay for anticipated operating deficits arising from the long term lease of the ILU building located in London (the "ILU Building"). This assessment was to be paid in cash or by providing a letter of credit.

     Even assuming that Navigators Insurance could be held responsible for the assessment, Navigators Insurance has informed the ILU that it opposes the assessment as inequitable and inappropriate since it purports to force the ILU's members (without regard to the length of membership, proportionate usage of the ILU's London Processing Centre or current or past occupancy of the ILU Building) to pay now for potential worst case liabilities extending through 2011.

     The ILU has, thus far, not filed suit to enforce the assessment against Navigators Insurance. In the event the ILU does file such a suit, Navigators Insurance intends to vigorously contest liability for payment of the assessment. It is not possible to forecast the ultimate liability, if any, at the present time.

Note 13.  Segment Information

         The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Somerset Companies and the Lloyd's operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance and NIC and are currently primarily engaged in underwriting marine insurance and related lines of business. The Somerset Companies (which when referred to as a segment, includes Anfield) are underwriting management companies. The Somerset Companies produce, manage and underwrite insurance and reinsurance for both affiliated and non-affiliated companies. The Lloyd's operations underwrite marine and related lines of business at Lloyd's of London. All segments are evaluated based on their GAAP underwriting or operating results which are prepared using the accounting policies in the summary of significant accounting policies in Note 1.

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


Financial data by segment for 1997 through 1999 is as follows:

Year ended December 31:                                       1999           1998            1997
----------------------                                        ----           ----            ----
                                                                          (In thousands)
Revenue, excluding net investment income and realized
gains (losses)on investments:
   Insurance Companies................................... $    42,001   $    50,983      $    73,415
   Somerset Companies....................................       5,430        12,935           14,634
   Lloyd's operations....................................      48,266        42,455           11,619
   Other operations (includes corporate activity and
     consolidating adjustments...........................      (5,615)       (7,893)          (8,713)
                                                           ----------    ----------        ----------
     Total............................................... $    90,082   $    98,480      $    90,955
                                                           ==========    ==========       ==========

Net investment income:
   Insurance Companies................................... $    14,573   $    14,658      $    13,696
   Somerset Companies....................................          65             8              636
   Lloyd's operations....................................       1,342           535               80
   Other operations......................................           5             8               23
                                                            ---------    ----------        ---------
     Total............................................... $    15,985   $    15,209      $    14,435
                                                           ==========    ==========       ==========

Realized gains and losses on investments:

   Insurance Companies................................... $       295   $     1,851      $     3,147
   Somerset Companies....................................          -              -                -
   Lloyd's operations....................................         127             -                -
   Other operations......................................        (865)         (420)            (320)
                                                           ----------    ----------       ----------
     Total............................................... $      (443)  $     1,431      $     2,827
                                                           ==========-   ==========       ==========

Income before tax expense (benefit):

   Insurance Companies................................... $    10,474   $    20,458      $    20,588
   Somerset Companies....................................      (9,857)       (2,619)          (1,962)
   Lloyd's operations....................................      (4,395)          279              112
   Other operations......................................      (1,614)       (2,965)          (1,554)
                                                            ---------    ----------       ----------
     Total............................................... $    (5,392)  $    15,153      $    17,184
                                                           ==========    ==========       ==========

Income tax expense (benefit):
   Insurance Companies................................... $     2,021   $     4,922      $     4,663
   Somerset Companies....................................      (3,286)          (76)             881
   Lloyd's operations....................................         221             -               37
   Other operations......................................        (696)       (1,182)            (943)
                                                           ----------    ----------       ----------
     Total............................................... $    (1,740)  $     3,664      $     4,638
                                                           ==========    ==========       ==========

Net income (loss):
   Insurance Companies................................... $     8,453   $    15,536      $    15,925
   Somerset Companies....................................      (6,570)       (2,543)          (2,843)
   Lloyd's operations....................................      (4,616)          279               75
   Other operations......................................        (919)       (1,783)            (611)
                                                           ----------    ----------       ----------
     Total............................................... $    (3,652)  $    11,489      $    12,546
                                                           ==========    ==========       ==========

Identifiable Assets:
   Insurance Companies................................... $   543,035   $   532,320      $   471,439
   Somerset Companies....................................       2,478        15,406           18,167
   Lloyd's operations....................................      70,112        50,069           17,043
   Other operations......................................      15,699        (5,708)          (5,442)
                                                           ----------    ----------        ---------
     Total............................................... $   631,324   $   592,087      $   501,207
                                                           ==========    ==========       ==========




Note 14.  Earnings Per Common Share

         Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the years ended December 31, 1999, 1998 and 1997:

                                                                              1999

                                                                            Average           Net
                                                             Net             Shares        (Loss)
                                                            (Loss)        Outstanding     Per Share
Basic EPS:
    Income (loss) available to common stockholders....... $(3,652,000)      8,419,318        $(0.43)
Effect of Dilutive Securities:
   Stock options ........................................                          53
Diluted EPS:
  (Loss) available to common stockholders      .......... $(3,652,000)      8,419,371       $(0.43)


                                                                            1998

                                                                            Average           Net
                                                             Net             Shares        Income
                                                            Income        Outstanding     Per Share

Basic EPS:
    Income available to common stockholders    .......... $11,489,000      8,414,237        $1.37
Effect of Dilutive Securities:
   Stock options ........................................                     44,789
Diluted EPS:
   Income available to common stockholders     .......... $11,489,000      8,459,026        $1.36



                                                                            1997

                                                                           Average            Net
                                                             Net             Shares        Income
                                                            Income        Outstanding     Per Share

Basic EPS:
    Income available to common stockholders    .......... $12,546,000       8,296,429       $1.51
Effect of Dilutive Securities:
   Stock options  .......................................                      88,091
Diluted EPS:
   Income available to common stockholders     .......... $12,546,000       8,384,520       $1.50

         Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: during 1999, 213,650 shares at an average price of $19.71 expiring in years 2000 to 2008; during 1998, 156,125 shares at an average price of $27.96 expiring in years 2000 to 2003; and during 1997, 173,125 shares at an average price of $27.65 expiring in years 2000 to 2003.

Note 15.  Quarterly Financial Data (Unaudited)

         The results of operations for the quarterly periods during 1999 and 1998 were as follows.

                                                                        Three Month Period Ended

                                                 March 31,             June 30,         Sept. 30,           Dec. 31,
                                                   1999                 1999              1999                1999
                                                   ----                 ----              ----                ----
                                                               (In thousands, except net income per share)

Total revenues..........................          $  21,720            $  24,660        $  18,870          $  40,374
Income (loss) before income tax.........          $   2,926            $   2,264        $  (7,460)         $  (3,123)
Net income (loss).......................          $   2,107            $   1,937        $  (4,808)         $  (2,888)
Comprehensive income (loss).............          $     448            $  (1,454)       $  (6,895)         $  (4,416)

Per share data:
Net income (loss) per share - Basic.....          $    0.25            $    0.23        $  (0.57)          $  (0.34)
Net income (loss) per share - Diluted...          $    0.25            $    0.23        $  (0.57)          $  (0.34)


                                                                        Three Month Period Ended

                                                 March 31,             June 30,         Sept. 30,           Dec. 31,
                                                   1998                 1998              1998                1998
                                                   ----                 ----              ----                ----
                                                               (In thousands, except net income per share)

Total revenues......................              $  24,027            $  22,299        $  24,360          $  44,434
Income before income tax............              $   4,517            $   4,192        $   4,022          $   2,422
Net income..........................              $   3,390            $   3,119        $   2,882          $   2,098
Comprehensive income (loss).........              $   3,275            $   2,815        $   3,985          $     728

Per share data:
Net income per share - Basic........              $    0.40            $    0.37        $    0.34          $    0.25
Net income per share - Diluted......              $    0.40            $    0.37        $    0.34          $    0.25

     The increase in fourth quarter 1999 and 1998 revenues as compared to the previous three quarters was primarily due to the $15.5 million and $19.7 million, respectively, Lloyd's reinsurance to close portfolio transfer.

Note 16.  Subsequent Event

         The Company controls 75.6% of Syndicate 1221's capacity for the 2000 underwriting year. The actual capacity is (pound)66,297,000 (converts to $107,089,000) of which the Company directly controls (pound)42,772,000 (converts to $69,090,000) and indirectly controls another (pound)7,340,000 (converts to $11,856,000). Since the controlled capacity exceeds 75%, Lloyd's Mandatory Byelaw (No. 5 of 1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity. The offer will take the form of an Announced Auction Offer to be made at the first Lloyd's capacity auction in July 2000.

     The offer will be made at 1.8 pence per (pound)1 of capacity which is the minimum price that the Company is obliged to offer, being the highest price paid for capacity during the last 12 months. Whether or not, or to what extent the offer is accepted by the offerees is to some extent dependent on the price offered. As such, it is unlikely that the acceptance will result in a cost that is material to the Company. For the purposes of guidance, each 10% of capacity accepting will result in a cost to the Company of (pound)120,000 (converts to $194,000). In addition, it is anticipated the administrative and legal costs of making the offer will be approximately (pound)25,000 (converts to $40,000). If the Company were to exceed the 90% control threshold as a result of the offer, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

         The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company will be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.


                                                                                                          SCHEDULE I

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                  SUMMARY OF CONSOLIDATED INVESTMENTS--OTHER THAN INVESTMENTS
                                                      IN RELATED PARTIES
                                                      December 31, 1999
                                                        (In thousands)

                                                                                                          Amount at which
                                                                                                            shown in the

                                                        Amortized                                           consolidated
Type of Investment                                     Cost or Cost                Fair value               balance sheet
------------------                                     ------------                ----------               -------------
Fixed maturities:
   Bonds:
     United States Government,
       government agencies
       and authorities...................                 $    14,231              $    13,456                 $    13,456
     States, municipalities

       and political subdivisions........                      93,965                   93,851                      93,851
     Mortgage and asset backed...........                      81,400                   78,580                      78,580
     Corporate bonds.....................                      37,258                   35,650                      35,650
     Redeemable preferred stock..........                       1,021                    1,018                       1,018
                                                              -------                  -------                     -------
           Total fixed maturities........                     227,875                  222,555                     222,555
                                                              -------                  -------                     -------

Equity securities:
   Common stocks:
     Industrial, miscellaneous

       and all other.....................                      11,105                   11,840                      11,840
   Short-term investments................                       6,747                    6,747                       6,747
                                                            ---------                ---------                    --------
           Total investments.............                 $   245,727              $   241,142                 $   241,142
                                                              =======                  =======                     =======



                                                                                                          SCHEDULE II

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                  THE NAVIGATORS GROUP, INC.
                                                        BALANCE SHEET
                                                       (Parent Company)
                                              (In thousands, except share data)

                                                                                       December 31,

A S S E T S                                                                       1999                     1998
                                                                                  ----                     ----
Cash  ..........................................................             $      281             $         95
Investment in wholly owned subsidiaries,
   at equity....................................................                138,345                  154,454
Short-term investments..........................................                                              17
Other assets....................................................                 16,227                   12,599
                                                                              ---------              -----------
         Total assets...........................................             $  154,853             $    167,165
                                                                              =========              ===========

L I A B I L I T I E S

Notes payable to banks..........................................             $   24,000             $     23,500
Accounts payable and other liabilities..........................                    488                      399
                                                                              ---------              -----------
         Total liabilities......................................                 24,488                   23,899
                                                                              ---------              -----------

Commitments and contingencies...................................                     --                     --

S T O C K H O L D E R S' E Q U I T Y

Preferred stock, $.10 par value, authorized
   1,000,000 shares, none issued................................                     --                     --
Common stock, $.10 par value, authorized
   10,000,000 shares, issued and outstanding
   8,406,970 in 1999 and 8,447,926 in 1998......................                    846                      845
Additional paid-in capital......................................                 39,447                   39,332
Retained earnings...............................................                 93,690                   97,342
Treasury stock held at cost, 48,700 shares in 1999..............                   (700)                    --
Accumulated other comprehensive income:
   Net unrealized gains (losses) on securities
   available-for-sale, net of tax...............................                 (2,980)                   5,919
   Foreign currency translation adjustment, net of tax..........                     62                     (172)
                                                                              ---------              ------------

         Total stockholder' equity..............................                130,365                  143,266
                                                                              ---------              -----------

         Total liabilities and stockholders' equity.............             $  154,853             $    167,165
                                                                              =========              ===========





                                                                                                          SCHEDULE II

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                                                  THE NAVIGATORS GROUP, INC.
                                                     STATEMENTS OF INCOME
                                                       (Parent Company)
                                                        (In thousands)

                                                                            Year Ended December 31,
                                                                        1999                  1998                 1997
Revenues:
   Net investment income.............................                   $      4              $     7           $     22
   Net realized capital loss.........................                       (865)                (420)              (320)
   Dividends received from wholly owned
     subsidiaries....................................                     11,000                5,000                 --
   Other Income......................................                       (222)                 591                727
   Operating expenses and income taxes...............                     (1,731)              (1,944)             (1,768)
                                                                          ------               ------              ------
   Income (loss) before equity in
     Undistributed net income
     of wholly owned subsidiaries....................                      8,186                3,234              (1,339)
   Equity in undistributed net income (loss)
     of wholly owned subsidiaries....................                    (11,838)               8,255              13,885
   Equity in undistributed net
     Income of affiliated company....................                      --                    --                   --
                                                                        ---------             -------              -----
   Net Income (Loss).................................                    $(3,652)             $11,489              $12,546
                                                                          ======               ======               ======






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
                                                        (In thousands)

                                                                                  Year Ended December 31,
                                                              --------------------------------------------------------------------
                                                                             1999                  1998                 1997
                                                                             ----                  ----                 ----
Operating activities:
   Net income..........................................                   $(3,652)               $11,489            $  12,546
   Adjustments to reconcile net income
     to net cash provided by (used in) operations:
     Net realized capital loss.........................                        864                   420                  320
     Equity in undistributed net income of wholly
       Owned subsidiaries..............................                     11,838                (8,255)             (13,885)
     Other.............................................                     (5,860)               (4,475)              (4,948)
                                                                            ------                ------             --------
   Net cash provided by (used in) operating activities.                      3,190                  (821)              (5,967)
                                                                           -------               -------             --------


Investing activities:
   Investment in affiliate.............................                     (2,865)               (5,144)                  --
   Sale of other investments...........................                         --                 1,356                   --
   Net (increase) decrease in short-term
     Investments.......................................                         17                   (17)                 933
                                                                           -------               -------             --------
   Net cash provided by (used in) investing activities.                     (2,848)               (3,805)                 933
                                                                           -------               -------             --------

Financing activities:
   Proceeds from bank loan.............................                      1,500                 3,500                3,000
   Repayment of bank loan..............................                     (1,000)                   --                   --
   Purchase of Treasury Stock..........................                       (700)                   --                   --
Proceeds from exercise of stock options................                         44                 1,221                1,931
                                                                           -------               -------             --------
   Net cash provided by (used in) financing activities.                       (156)                4,721                4,931
                                                                           -------               -------             --------

Increase (decrease) in cash............................                        186                    95                 (103)
Cash Beginning of Period...............................                         95                     0                  103
                                                                           -------               -------             --------
Cash End of Period.....................................                   $    281              $     95            $       0
                                                                           =======               =======             ========

                                                                                                                  SCHEDULE III

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                             SUPPLEMENTARY INSURANCE INFORMATION
                                                        (In thousands)

                                                      Reserve
                                     Deferred       for losses                   Other policy
                                      policy         and loss                     claims and          Net
                                    acquisition     adjustment      Unearned      benefits          earned
         Period                       costs          expenses       premiums       payable          premium
         ------                     ----------      ----------     ---------       -------          -------
Year ended December 31, 1999
   Insurance Companies..............  $ 2,355       $  333,262       $42,596        $     --      $  41,970
   Lloyd's Operations...............    3,523           57,832        12,407              --         47,472
                                        -----         --------        ------         -------         ------
                                      $ 5,878       $  391,094       $55,003        $     --      $  89,442
                                       ======          =======        ======          ======         ======


Year ended December 31, 1998
   Insurance Companies..............  $ 2,813       $  307,788       $44,681        $     --      $  51,033
   Lloyd's Operations...............    1,490           34,656         6,614              --         40,170
                                        -----         --------        ------         -------         ------
                                      $ 4,303       $  342,444       $51,295        $     --      $  91,203
                                        =====          =======        ======         =======         ======


Year ended December 31, 1997
   Insurance Companies..............  $ 3,393       $  270,521       $39,639        $     --      $  73,415
   Lloyd's Operations...............    2,010            7,911         9,020              --         11,587
                                        -----         --------        ------         -------         ------
                                      $ 5,403       $  278,432       $48,659        $     --      $  85,002
                                        =====          =======        ======         =======         ======


                                                        Losses      Amortization
                                                        and loss    of deferred
                                            Net        adjustment      policy         Other           Net
                                        Investment      expenses    acquisition     operating      written
         Period                          Income (1)     incurred      costs(2)     expenses(1)      premium
         ------                          ----------     --------     -----------   -----------      -------
Year ended December 31, 1999
   Insurance Companies..............      $14,573      $  31,070       $ 12,897       $ 2,428       $40,987
   Lloyd's Operations...............        1,222         38,844          9,632         4,586        53,097
                                           ------         ------        -------         -----        ------
                                          $15,795      $  69,914       $ 22,529       $ 7,014       $94,084
                                          =======         ======        =======         ======       ======


Year ended December 31, 1998
   Insurance Companies..............      $14,658       $ 30,123       $ 14,613       $ 2,299       $49,287
   Lloyd's Operations...............          347         32,199          5,032         2,720        39,195
                                           ------         ------        -------         -----        ------
                                          $15,005       $ 62,322       $ 19,645       $ 5,019       $88,482
                                           ======         ======         ======         =====        ======

Year ended December 31, 1997
   Insurance Companies..............      $13,696       $ 45,194       $ 21,676       $ 2,801       $72,468
   Lloyd's Operations...............           80          7,426          2,889         1,272        18,412
                                           ------        -------        -------         -----        ------
                                          $13,776       $ 52,620       $ 24,565       $ 4,073       $90,880
                                           ======         ======         ======         =====        ======

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


                                                                                                                   SCHEDULE IV
                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                         REINSURANCE

                                                       Written Premium

                                                    (Dollars in thousands)

                                                      Ceded to            Assumed                        Percentage
                                    Direct            other             from other          Net          of amount
                                    Amount           companies           companies         amount      assumed to net
                                    ------           ---------          -----------       --------     --------------
Year ended December 31, 1999
   Property-Casualty.......        $120,426           $73,027            $46,685           $94,084           50%
                                    -------            ------             ------            ------           ---
Year ended December 31, 1998
   Property-Casualty.......        $ 92,910           $83,729            $79,301           $88,482           90%
                                    -------            ------             ------            ------           ---
Year ended December 31, 1997
   Property-Casualty.......        $119,597           $80,369            $51,652           $90,880           57%
                                    -------            ------             ------            ------           ---





                                                                                                          SCHEDULE V

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS
                                                        (In thousands)

      Col. A                  Col. B                        Col. C                                Col. D                 Col. E
      ------                  ------                                                              ------                 ------
                                                           Additions
                                               ----------------------------------------

                            Balance at                                                                                 Balance at
                            January 1,           Charged to               Charged to           Deductions             December 31,
Description                  1999            Costs and Expensess       Other Accounts           Describe                1999
-----------                  ----            -------------------       --------------           --------                ----
Allowance for
uncollectible
reinsurance                 $ 800                   $ 450                   $ -                  $ -                    $ 1,250
                             ----                    ----                    --                   --                     ------

Valuation allowance in
deferred taxes

                            $1,573                $ 1,938                   $ -                  $ -                    $ 3,511
                             -----                 ------                    --                   --                     ------


                                                                                                                   SCHEDULE VI

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                         SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
                                                        (In thousands)

                                                   Reserve
                                   Deferred       for losses
Affiliations                        policy         and loss    Discount,                 Net

   with                          acquisition      adjustment    if any,     Unearned    earned
Registrant                          costs          expenses     deducted    Premium     premium
----------                          -----          --------     --------    --------    -------


Consolidated subsidiaries

Year ended December 31, 1999       $5,878         $391,094     $     --     $55,003      $89,442
                                    -----          -------      -------      ------       ------

Year ended December 31, 1998       $4,303         $342,444     $     --     $51,295      $91,203
                                    -----          -------      -------      ------       ------

Year ended December 31, 1997       $5,403         $278,432     $     --     $48,659      $85,002
                                    -----          -------      -------      ------       ------








                                                                            Amortization
                                             Losses and loss adjustment      of deferred
Affiliations                        Net     expenses incurred related to        policy         Other       Net
                                            ----------------------------
   with                          investment      Current    Prior           acquisition      operating    written
Registrant                        income(1)       year      years             costs(2)       expenses(1)  premium
----------                        ------          ----      -----             -----          --------     -------


Consolidated subsidiaries

Year ended December 31, 1999      $15,795       $58,030         $11,884        $22,529        $7,014        $96,057
                                   ------        ------          ------         ------         -----         ------

Year ended December 31, 1998      $15,005       $65,705         $(3,383)       $19,645        $5,019        $88,482
                                   ------        ------          ------         ------         -----         ------

Year ended December 31, 1997      $13,776       $53,654         $(1,034)       $24,565        $4,073        $90,880
                                   ------        ------          ------         ------         -----         ------




(1) Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.

(2) Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated upon consolidation.

                               INDEX TO EXHIBITS

Exhibit No.     Description of Exhibit

       3-1     Restated Certificate of Incorporation                         (a)
       3-2     By-laws, as amended                                           (a)
       10-1    Management Agreement between Navigators Insurance
               Company and Somerset Marine, Inc.                             (a)
       10-2    Agreement between The Navigators Group, Inc. and Somerset
               Marine, Inc.                                                  (a)
       10-3    Stock Option Plan                                          (a)(b)
       10-4    Non-Qualified Stock Option Plan                               (b)
       10-8    Consulting Agreement between The Navigators Group, Inc. and
               Robert F. Wright Associates, Inc.                             (c)
       10-9    Amended and Restated Credit Agreement dated November 26,
               1996, among The Navigators Group, Inc. and Lenders            (d)
       10-10   Agreement with Bradley D. Wiley dated June 3, 1997            (f)
       10-11   First Amendment dated April 9, 1997 to the Amended and
               Restated Credit Agreement dated November 26, 1996             (e)
       10-12   Second Amendment dated December 11, 1997 to the Amended and
               Restated Credit Agreement dated November 26, 1996             (e)
       10-13   Consulting Agreement between The Navigators Group, Inc. and
               William D. Warren                                             (e)
      10-14    Amended and Restated Credit Agreement dated December 21,
               1998, among The Navigators Group, Inc. and Lenders            (f)
      10-15    Employment Agreement with Salvatore A. Margarella dated
               March 1,1999                                                  (f)
       11-1    Statement re Computation of Per Share Earnings
       21-1    Subsidiaries of Registrant
       23-1    Consent of Independent Auditor
       27-1    Financial Data Schedule





--------------

(a)  Previously   filed  under  Commission  file  No.33-5667  as  part  of  Form
     S-1,incorporated herein by reference thereto.

(b) Management contracts of compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K, previously filed as indicated and incorporated herein by reference.

(c)(d)(e)(f) Previously filed with the Company's Form 10-K for the year ended December 31, 1994 (c), 1996 (d), 1997 (e) and 1998 (f), incorporated herein by reference thereto.



                                                                                              EXHIBIT 11-1


                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                         -------------------------------------------


                                              COMPUTATION OF PER SHARE EARNINGS

                               Earnings Per Share of Common Stock and Common Stock Equivalents

                                            (In thousands, except per share data)



                                                                               Year Ended December 31,

                                                           ----------------------------------------------------------------------
                                                                             1999              1998                  1997
                                                                             ----              ----                  ----

Net income (loss) applicable to common stock                            $(3,652)             $11,489               $12,546

Average number of common shares outstanding                                8,419               8,414                 8,296

Net income (loss) per share - Basic                                     $ (0.43)              $ 1.37                $ 1.51


Average number of common shares outstanding                                8,419               8,414                 8,296
Add: Assumed exercise of stock options                                        --                  45                    89
                                                                           -----              ------                ------
Common and common equivalent shares outstanding                            8,419               8,459                 8,385
                                                                           =====               =====                 =====

Net income (loss) per share - Diluted                                   $ (0.43)               $1.36                $1.50


                                                                    EXHIBIT 21-1


                           THE NAVIGATORS GROUP, INC.
                                AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT AT DECEMBER 31, 1999

                                                           Jurisdiction in

Name                                                       which organized

Navigators Insurance Company                                   New York
NIC Insurance Company                                          New York
Somerset Marine, Inc.                                          New York
Somerset Insurance Services of Texas, Inc.                     Texas
Somerset Insurance Services of California, Inc.                California
Anfield Insurance Services, Inc.                               California
Somerset Insurance Services of Washington, Inc.                Washington
Somerset Marine Aviation Property Managers, Inc.               New Jersey
Somerset Asia Pacific Pty Ltd.                                 Sydney, Australia
Somerset Marine (UK) Ltd.                                      England
Navigators Corporate Underwriters Ltd.                         England
Navigators Holdings (UK) Ltd.                                  England
Somerset Services Pte Ltd.                                     Singapore
Mander, Thomas & Cooper
   (Underwriting Agencies) Ltd.                                England
Millennium Underwriting Ltd.                                   England
Pennine Underwriting Limited                                   England

                                                                    EXHIBIT 23-1









               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
The Navigators Group, Inc.

     We consent to incorporation by reference in the registration statement (No. 33-51608) on Form S-8 of The Navigators Group, Inc. and subsidiaries of our report dated March 30, 2000, relating to the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, and all related schedules, which report appears in the December 31, 1999 Annual Report on Form 10-K of The Navigators Group, Inc. and subsidiaries.

                           /s/ KPMG LLP

New York, New York
March 30, 2000