Form 10-Q
period 2000-03-31
NAVIGATORS GROUP INC
filed 2000-05-12
CIK 793547

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended      March 31, 2000
                               -------------------

Commission file number   0-15886
                       ---------

                           The Navigators Group, Inc.

             (Exact name of registrant as specified in its charter)

        Delaware                                            13-3138397
----------------------------------------------------------------------
   (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                        Identification No.)


      123 William Street,  New York,  New York                     10038
------------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

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

Yes          X                No
       -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On May 8, 2000 there were 8,414,356 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets

              March 31, 2000 and December 31, 1999 .....................    3

      Consolidated Statements of Income

              Three Months Ended March 31, 2000 and 1999 ...............    4

      Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2000 and 1999 ...............    5

      Notes to Interim Consolidated Financial Statements................    6

      Management's Discussion and Analysis of Financial

              Condition and Results of Operations ......................   10

Part II.  OTHER INFORMATION ............................................   15

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                             March 31,      December 31,
                                                                                               2000             1999
                                                                                               ----             ----
                                                                                            (Unaudited)

                                     ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 2000, $226,593; 1999, $227,875)....................................       $221,872          $222,555
  Equity securities, available-for-sale, at fair value (cost: 2000, $11,012;
    1999, $11,105)......................................................................         11,557            11,840
  Short-term investments, at cost which approximates fair value.........................          4,174             6,747
  Cash..................................................................................          7,224             5,546
                                                                                                -------           -------
       Total investments and cash.......................................................        244,827           246,688
                                                                                                -------           -------

Premiums in course of collection........................................................         98,861            90,857
Accrued investment income...............................................................          3,249             3,250
Prepaid reinsurance premiums............................................................         32,003            24,765
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses...........        221,705           229,111
Federal income tax recoverable..........................................................          1,596             2,016
Net deferred Federal and foreign income tax benefit.....................................         13,148            13,227
Deferred policy acquisition costs.......................................................          9,276             5,878
Goodwill ...............................................................................          5,683             5,805
Other assets............................................................................          7,349             9,727
                                                                                                -------           -------

         Total assets...................................................................       $637,697          $631,324
                                                                                                =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for losses and loss adjustment expenses......................................       $379,276          $391,094
  Unearned premium......................................................................         67,846            55,003
  Reinsurance balances payable..........................................................         26,024            24,799
  Notes payable to banks................................................................         24,000            24,000
  Deferred state and local income tax...................................................            269               374
  Accounts payable and other liabilities................................................          8,153             5,689
                                                                                                -------           -------
         Total liabilities..............................................................        505,568           500,959
                                                                                                -------           -------

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued.............           --               --
  Common stock, $.10 par value, authorized 10,000,000 shares, issued
    and outstanding : 8,414,356 in 2000 and 8,406,970 in 1999...........................            846               846
  Additional paid-in capital............................................................         39,413            39,447
  Treasury stock, held at cost (shares: 41,314 in 2000 and 48,700 in 1999)..............           (594)             (700)
  Accumulated other comprehensive (loss)................................................         (2,570)           (2,918)
  Retained earnings.....................................................................         95,034            93,690
                                                                                                -------           -------
         Total stockholders' equity.....................................................        132,129           130,365
                                                                                                -------           -------

         Total liabilities and stockholders' equity.....................................       $637,697          $631,324
                                                                                                =======           =======

                                 See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except net income per share)

                                                                                        Three Months Ended

                                                                                           March 31,

                                                                                    2000                1999
                                                                                    ----                ----
                                                                                           (Unaudited)
         Revenues:
           Net earned premium..........................................            $19,572              $16,934
           Commission income............................................               516                  163
           Net investment income........................................             4,350                4,269
           Net realized capital gains (losses)..........................               (94)                 287
           Other income................................................                 51                   67
                                                                                    ------               ------
         Total revenues.................................................            24,395               21,720
                                                                                    ------               ------

         Operating expenses:
           Net losses and loss adjustment expenses incurred.............            12,100                9,999
           Commission expense...........................................             3,833                3,288
           Other operating expenses.....................................             6,217                5,163
           Interest expense.............................................               429                  344
                                                                                   -------               ------
         Total operating expenses.......................................            22,579               18,794
                                                                                    ------               ------

         Income before income tax expense...............................             1,816                2,926
                                                                                   -------               ------

         Income tax expense (benefit):
             Current....................................................               660                  996
             Deferred...................................................              (188)                (177)
                                                                                   -------               -------
         Total income tax expense.......................................               472                  819
                                                                                   -------               ------

         Net income.....................................................           $ 1,344              $ 2,107
                                                                                    ======               ======


         Net income per common share:

           Basic........................................................             $0.16                $0.25
           Diluted......................................................             $0.16                $0.25

         Average common shares outstanding:

           Basic........................................................             8,412                8,450
           Diluted......................................................             8,412                8,450


                                      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                              Three Months Ended

                                                                                                   March  31,

                                                                                            2000                 1999
                                                                                            ----                 ----
                                                                                                   (Unaudited)
Operating activities:
      Net income.................................................................       $   1,344           $   2,107
      Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
      Depreciation & amortization................................................             324                 237
      Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses.......................................           7,406              (8,136)
      Reserve for losses and loss adjustment expenses...........................          (11,818)              8,024
      Prepaid reinsurance premiums...............................................          (7,238)             (2,905)
      Unearned premium...........................................................          12,843               5,038
      Premiums in course of collection...........................................          (8,004)             (6,237)
      Commissions receivable.....................................................           3,218               2,942
      Deferred policy acquisition costs..........................................          (3,398)               (106)
      Accrued investment income..................................................               1                 107
      Reinsurance balances payable...............................................           1,225                (401)
      Federal and foreign income tax.............................................             420               1,060
      Net deferred Federal and foreign income tax................................             (81)                  1
      Net realized capital (gains) losses........................................              94                (287)
      Other......................................................................           2,652                 342
                                                                                           ------             -------
        Net cash provided by (used in) operating activities......................          (1,012)              1,786
                                                                                           ------              ------
 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities.................................................           4,501               8,595
      Sales......................................................................          10,603              11,038
      Purchases..................................................................         (13,860)            (12,360)
    Equity securities, available-for-sale
      Sales......................................................................           1,178                 495
      Purchases..................................................................          (1,194)               (491)
    Payable for securities purchased.............................................             -                (2,158)
    Net sales (purchases) of short-term investments..............................           2,573              (2,978)
    Purchase of property and equipment...........................................          (1,111)               (217)
                                                                                           ------            --------
      Net cash provided by investing activities..................................           2,690               1,924
                                                                                          -------            --------
Financing activities:
    Stock repurchase program......................................................             -                 (382)
    Proceeds from exercise of stock options......................................             -                    44
                                                                                          -------            --------
      Net cash (used in) financing activities....................................             -                  (338)
                                                                                          -------            --------

Increase in cash.................................................................           1,678               3,372
Cash at beginning of year........................................................           5,546               2,807
                                                                                            -----             -------
Cash at end of period...........................................................        $   7,224            $  6,179
                                                                                         ========             =======

Supplemental disclosures of cash flow information:

    Issuance of Stock to Directors...............................................       $      72            $     72
    Federal income tax paid......................................................              23                  -
    Interest paid................................................................              30                  -

                                 See accompanying notes to interim  consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)

(1)   Accounting Policies

     The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes hereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

(2)   Reinsurance Ceded

      The Company's ceded earned premiums were $19,097,000 and $18,700,000 and ceded losses were $17,158,000 and $20,435,000 for the three months ended March 31, 2000 and 1999, respectively.

(3)   Segments of an Enterprise

      The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Somerset Companies and the Lloyd's operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business, and a contractors' general liability program. The Somerset Companies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and non-affiliated companies. The Lloyd's operations include a Lloyd's agency which underwrites marine and related lines of business at Lloyd's of London for two wholly owned Lloyd's corporate members with limited liability. All segments are evaluated based on their GAAP underwriting or operating results.

      The results of the Insurance Companies and the Lloyd's operations include net premiums earned, incurred losses and loss expenses, commission expense and other underwriting expenses. The Somerset Companies' results include commission income less other operating expenses. Each segment also maintains their own investments, on which they earn income and realize capital gains or losses. Other operations include intersegment income and expense in the form of affiliated commissions, as well as income and expense from corporate operations.

The following tables present financial data by segment for the periods indicated:


                                                                             Three Months Ended

                                                                                    March 31,

                                                                             2000              1999
                                                                             ----              ----
                                                                                 (In thousands)
Revenue, excluding net investment income and realized gains on investments:
Insurance Companies....................................................     $11,751           $10,615
Somerset Companies.....................................................       2,436             1,855
Lloyd's operations.....................................................       7,857             6,510
Other operations (includes corporate activity and
   consolidating adjustments)..........................................      (1,905)           (1,816)
                                                                             ------            ------
   Total...............................................................     $20,139           $17,164
                                                                             ======            ======

Income (loss) before income tax expense (benefit):
Insurance Companies....................................................     $ 4,675           $ 4,722
Somerset Companies.....................................................      (1,457)           (1,703)
Lloyd's operations.....................................................        (457)              190
Other operations.......................................................        (945)             (283)
                                                                             ------            ------
   Total...............................................................     $ 1,816           $ 2,926
                                                                             ======            ======

Income tax expense (benefit):
Insurance Companies....................................................     $ 1,281           $ 1,372
Somerset Companies.....................................................        (491)             (570)
Lloyd's operations.....................................................          -                 (3)
Other operations.......................................................        (318)               20
                                                                             ------            ------
   Total...............................................................     $   472           $   819
                                                                             ======            ======

Net income (loss):
Insurance Companies....................................................     $ 3,394           $ 3,350
Somerset Companies.....................................................        (966)           (1,133)
Lloyd's operations.....................................................        (457)              193
Other operations.......................................................        (627)             (303)
                                                                             ------            ------
   Total...............................................................     $ 1,344           $ 2,107
                                                                             ======            ======


(4)   Comprehensive Income

      Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments.

  The following table summarizes comprehensive income:

                                                                                    Three Months Ended
                                                                                         March 31,

                                                                                     2000            1999
                                                                                     ----            ----
                                                                                        (In thousands)

      Net income..............................................................     $1,344           $2,107
                                                                                    -----            -----
      Other comprehensive income, net of tax:
        Net unrealized gains (losses) on securities available for sale:
            Unrealized holding gain (loss) arising during period
              (net of income tax expense (benefit) of $176 for 2000 and
              $(865) for 1999) ...............................................        327           (1,607)
        Reclassification adjustment for gains (losses) included in net income (net of tax expense (benefit) of $(33)
              for 2000 and $80 for 1999)......................................        (61)             149
                                                                                    -----          -------
        Net unrealized gain (loss) on securities..............................        266           (1,458)
        Foreign currency translation gain (loss) adjustment, net of tax
              expense (benefit) of $44 for 2000 and $(108) for 1999...........         82             (201)
                                                                                    -----          -------
                    Other comprehensive income (loss).........................        348           (1,659)

                         Comprehensive income.................................     $1,692         $    448
                                                                                    =====          =======


      The following table summarizes the components of accumulated other comprehensive income (loss):

                                                                                  March 31,       December 31,
                                                                                    2000               1999
                                                                                  -----------     -----------
                                                                                        (In thousands)

      Net unrealized (losses) on securities available-for-sale
         (net of tax (benefit) of $(1,461) in 2000 and
         $(1,605) in 1999)....................................................    $(2,714)             $(2,980)
      Foreign currency translation adjustment (net of tax expense
         (benefit) of $78 in 2000 and $34 in 1999)............................        144                   62
                                                                                   ------               ------

             Accumulated other comprehensive (loss)...........................    $(2,570)             $(2,918)
                                                                                   ======               ======


(5)   Future Application of Accounting Standards

      The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative
      Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

(6)   Lloyd's Participation

      The  Company  has  direct  and  indirect  control  over  75.6% of  Lloyd's
      Syndicate 1221's capacity for the 2000 underwriting year. Since the controlled capacity exceeds 75%, Lloyd's Mandatory Byelaw (No. 5 of 1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity. The offer will take the form of an Announced Auction Offer to be made at the first Lloyd's capacity auction in July 2000.

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

     In April 1999, the Company acquired Anfield Insurance Services, Inc. ("Anfield"), an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast for Navigators Insurance.

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

     Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries. Somerset UK produces business for the UK Branch of Navigators Insurance and four unaffiliated insurance companies. Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of London as a corporate member with limited liability. The Company owns Mander, Thomas & Cooper (Underwriting Agencies) Limited ("MTC"), a Lloyd's marine underwriting managing agency which manages Lloyd's Syndicate 1221, and MTC's wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's corporate member with limited liability. In August 1999, MTC formed Pennine Underwriting Limited, an underwriting managing agency located in Northern England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

     The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive the majority of their premium from business written by the Somerset Companies and Anfield. The Insurance Companies are managed by Somerset Marine, Inc. The Lloyd's operations derive their premium from business written by MTC.

Results of Operations

     The Company's 2000 and 1999 results of operations reflect intense market competition in the marine business.

     Revenues. Gross written premium for the first three months of 2000 increased by 27% to $51,648,000 from $40,672,000 for the first three months of 1999.

     The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:


                                                            Three Months Ended March 31,

                                                                 2000                 1999
                                                           -----------------     ---------
                                                                 (Dollars in thousands)

Lloyd's Operations:
     Marine..............................................     $20,594     40%      $10,784       27%
     Engineering and Construction........................         176      -           -         -
     Onshore Energy......................................         133      -           -         -
                                                               ------     --        ------       -
         Total Lloyd's Operations........................      20,903     40        10,784       27
                                                               ------     --        ------       --

Insurance Companies:
     Marine..............................................      24,436     48        23,871       59
     Program Insurance...................................       5,228     10         3,922        9
     Other...............................................       1,081      2         2,095        5
                                                               ------     --        ------       --
         Total Insurance Companies.......................      30,745     60        29,888       73
                                                               ------     --        ------       --

         Total Gross Written Premium.....................      51,648    100%       40,672       100%
                                                               ------    ===        ------       ===

         Total Ceded Written Premium.....................     (26,335)             (21,605)
                                                               ------               ------

         Total Net Written Premium.......................     $25,313              $19,067
                                                               ======               ======

Lloyd's Operations

     The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by MTC. The premiums, losses and expenses from the Lloyd's operations are included in the Company's consolidated financials but are not included in the Insurance Companies' results since NCUL and Millennium are wholly owned by the parent company.

     Lloyd's Syndicate 1221 has capacity of (pound)66.3 million (converts to $106.5 million) in 2000 and had capacity of (pound)67.0 million (converts to $105.9 million) in 1999. The Lloyd's marine business has been subject to continued pricing competition resulting in less premiums per risk relative to certain prior years. As a result, the Company has been writing less premium than the capacity available.

     Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results.

     In the aggregate, the Company directly and indirectly controls 75.6% of Syndicate 1221's capacity for the 2000 underwriting year. Since the controlled capacity exceeds 75%, Lloyd's Mandatory Byelaw (No. 5 of 1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity. The offer will take the form of an Announced Auction Offer to be made at the first Lloyd's capacity auction in July 2000.

     The offer may be made at 1.8 pence per (pound)1 of capacity which is the minimum price that the Company is obliged to offer, being the highest price paid for capacity during the last 12 months. Whether or not, or to what extent the offer is accepted by the offerees is to some extent dependent on the price offered. As such, it is unlikely that the acceptance will result in a cost that is material to the Company. For the purposes of guidance, each 10% of capacity accepting at 1.8 pence per (pound)1 of capacity will result in a cost to the Company of approximately $200,000. In addition, it is anticipated the administrative and legal costs of making the offer will be approximately $40,000. If the Company were to exceed the 90% control threshold as a result of the offer, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

     The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company will be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

     Marine Premium. In 2000, marine premium increased 91% from 1999 due to the capacity directly provided to Syndicate 1221 by NCUL and Millennium in the aggregate increasing from 52.5% in 1999 to 64.5% in 2000 on a larger premium base.

     Engineering and Construction Premium. In mid 1999, the Robertson Consortium managed by MTC began writing engineering and construction business consisting of coverage for construction projects including machinery, equipment and loss of use due to delays. Previously, the engineering and construction business was written by Somerset Asia Pacific Limited in Australia and Somerset UK,
wholly-owned subsidiaries of the Company, for Navigators Insurance. The Australia office was closed in 1999.

     Onshore Energy Premium. In mid 1999, the Robertson Consortium began writing onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. The business was previously written by Navigators Insurance.

Insurance Companies

     Marine Premium. Marine gross written premium stayed relatively flat, increasing 2% when comparing the first quarter of 2000 to the first quarter of 1999.

     Program Insurance Premium. The program insurance, primarily written by Anfield Insurance Services, Inc. ("Anfield"), consists primarily of general liability insurance for contractors and a small amount of commercial multi-peril insurance for restaurants and taverns. The 33% increase in the premium, when comparing the first quarters of 2000 and 1999, resulted from increases in the business written by Anfield.

     Ceded Premium. In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The 22% increase in the ceded premium in the first quarter of 2000 compared to the first quarter of 1999 was primarily due to the increase in gross premiums written by the Lloyd's operations.

     Net Written Premium. Net written premium increased 33% when comparing the first three months of 2000 to the first three months of 1999 primarily due to the increase in the marine business written by the Lloyd's operations which generally retains more of the gross written premium than the amount retained by the Insurance Companies.

     Net Earned Premium. Net earned premium increased 16% for the first three months of 2000 to $19,572,000 as compared to $16,934,000 for the first three months of 1999. Net earned premium generally follows the pattern of written premium but at a slower rate since unearned premium from the prior year is partially earned in the current period along with a portion of the premium written in the current period.

     Commission Income. Commission income generated by the Somerset Companies increased to $516,000 for the first quarter of 2000 from $163,000 for the first quarter of 1999. The increase was primarily due to Navigators Insurance's normal review of the estimates used to calculate the commission income resulting in a reduction to those estimates in 1999 due to the extremely competitive rate environment.

     Net Investment Income. Net investment income increased 2% to $4,350,000 during the first three months of 2000 from $4,269,000 during the corresponding period in 1999. This increase was primarily due to slightly higher rates in 2000.

     Net Realized Capital Gains. Pre-tax net income included $94,000 of realized capital losses for the first three months of 2000 compared to $287,000 of realized capital gains for the same period last year. On an after tax basis, the realized capital losses were $0.01 per share in 2000 compared to realized capital gains of $0.02 per share in 1999.

Operating Expenses.
------------------

     Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 61.8% and 59.0% during the first three months of 2000 and 1999, respectively. This increase was primarily due to increased premium from the Lloyd's operations which has a higher loss ratio in the more recent underwriting years.

     Commission Expense. Commission expense as a percentage of net earned premium was 19.6% and 19.4% during the first three months of 2000 and 1999, respectively. The increase was due to higher commission rates in the Lloyd's operations.

     Other Operating Expenses. Other operating expenses increased 23.4% to $6,217,000 during the first three months of 2000 from $5,163,000 during the corresponding period of 1999. This increase was primarily due to the addition of Anfield, which was purchased on April 2, 1999, and increased writings in the companies Lloyd's operations.

     Interest Expense. Interest expense increased to $429,000 during the first three months of 2000 from $344,000 during the corresponding period of 1999. This increase was primarily due to higher interest rates and a higher average loan balance during the first quarter of 2000.

Income Taxes. The effective tax rate was 26.0% and 28.0% for the three months ended March 31, 2000 and 1999, respectively.

Net Income. The Company had net income of $1,344,000 for the first quarter of 2000 compared to $2,107,000 for the same period last year. On a diluted per share basis, this represents net income per share of $0.16 and $0.25 for the 2000 and 1999 first quarters, respectively.

Liquidity and Capital Resources

     Cash flow from operations was $(1,012,000) and $1,786,000 for the first three months of 2000 and 1999, respectively. Invested assets and cash decreased to $244,827,000 at March 31, 2000 from $246,688,000 at December 31, 1999.

     The Company's bank credit facility provided for a $24,000,000 revolving line of credit facility at March 31, 2000, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning January 1, 2000 until it terminates on November 19, 2003, and a $60,000,000 letter of credit facility. At March 31, 2000, $24,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 7.1%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd's syndicate 1221 managed by MTC. At March 31, 2000, letters of credit with an aggregate face amount of $49,559,000 were issued under the letter of credit facility.

     As of March 31, 2000, the Company's consolidated stockholders' equity was $132,129,000 compared to $130,365,000 at December 31, 1999. The increase was primarily due to net income and, to a lesser extent, decreases in unrealized losses in the investment portfolio.

Year 2000 Compliance

     The "Year 2000 Issue" or "Y2K Issue" is a term used to describe the predicted problems that could have arisen as a result of the inability of some computer programs and embedded chips to distinguish dates beginning with 19 from dates beginning with 20. This Y2K Issue could have resulted in a variety of potential problems for all businesses from inaccurate processing of dates and date-sensitive calculations to system failures and disruptions in operations. The Company had considered the Y2K Issue a high priority since 1996 and had taken certain steps to address this important aspect of its operations. The Company had formed an Executive Committee comprised of senior management from all departments to address the issues. The efforts were rewarded as no computer related Y2K problems were experienced. The Company will continue to monitor the situation but remains confident that there will not be any future computer related Y2K problems.

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

Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the information concerning market risk as stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Stock Repurchase Program

     On January 6, 1999, the Company announced a stock repurchase program for up to $3,000,000 of its common stock. At March 31, 1999, the Company had repurchased 26,400 shares of stock at a cost of $382,000. At March 31, 2000, the Company had repurchased 48,700 shares of stock at a cost of $700,000. During the first quarter of 2000, the Company issued 7,386 of those repurchased shares to the non-employee Directors as part of the Directors' annual compensation amounting in the aggregate to $72,000.

Part II - Other Information

Item 1.       Legal Proceedings:

              The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its forty-one members, including Navigators Insurance, that they were each being assessed approximately (pound)900,000 to pay for anticipated operating deficits arising from the ILU's long term lease of the building occupied by the ILU in London. This matter is currently not in litigation and Navigators Insurance continues to oppose the assessment as inequitable and inappropriate. Discussions with the ILU are ongoing and the Company's ultimate liability, if any, is not possible to forecast at the present time.

Item 2.       Changes in Securities:
              ---------------------

              None.

Item 3.       Defaults Upon Senior Securities:
              -------------------------------

              None.

Item 4.       Submissions of Matters to a Vote of Securities Holders:
              ------------------------------------------------------

              None.

Item 5.       Other Information:
              -----------------

              None.

Item 6.       Exhibits and Reports on Form 8-K:
              --------------------------------

              (a)      Exhibits:


              Exhibit No.        Description of Exhibit

                  27.1           Financial Data Schedule

              (b)   Reports on Form 8-K:

                    There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Navigators Group, Inc.
                                        --------------------------
                                        (Registrant)


Dated:  May 12, 2000                    /s / Bradley D. Wiley
        ------------                    ------------------------
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

    27.1                         Financial Data Schedule