Form 10-Q
period 2000-06-30
NAVIGATORS GROUP INC
filed 2000-08-11
CIK 793547

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15 (d)

                     of the Securities Exchange Act of 1934

For the Quarterly Period Ended     June 30, 2000
                               -------------------------------------------------

Commission file number           0-15886
                       ---------------------------------------------------------

                           The Navigators Group, Inc.

             (Exact name of registrant as specified in its charter)

           Delaware                                        13-3138397
--------------------------------------------------------------------------------
   (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                        Identification No.)


    One Penn Plaza, New York, New York                           10119
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (212) 244-2333

              (Registrant's telephone number, including area code)

     123 William Street, New York, New York                      10038
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

On August 4, 2000 there were 8,414,356 shares of common stock, $0.10 par value, issued and outstanding.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets

              June 30, 2000 and December 31, 1999........................   3

      Consolidated Statements of Income

              Three Months Ended June 30, 2000 and 1999 .................   4
              Six Months Ended June 30, 2000 and 1999   .................   5

      Consolidated Statements of Cash Flows

              Six Months Ended June 30, 2000 and 1999   .................   6

      Notes to Interim Consolidated Financial Statements.................   7

      Management's Discussion and Analysis of Financial

              Condition and Results of Operations.......................   11

Part II.  OTHER INFORMATION ............................................   17

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                                       June 30,        December 31,
                                                                                                        2000             1999
                                                                                                        ----             ----
                                                                                                            (Unaudited)

                                     ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 2000, $228,676; 1999, $227,875)........................................       $   225,230          $222,555
  Equity securities, available-for-sale, at fair value (cost: 2000, $6,058;
    1999, $11,105)..........................................................................             6,344            11,840
  Short-term investments, at cost which approximates fair value............................             10,346             6,747
  Cash......................................................................................             3,646             5,546
                                                                                                     ---------         ---------
         Total investments and cash.........................................................           245,566           246,688
                                                                                                     ---------         ---------

Premiums in course of collection............................................................           106,361            90,857
Accrued investment income...................................................................             3,223             3,250
Prepaid reinsurance premiums................................................................            33,546            24,765
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses...............           213,481           229,111
Federal income tax recoverable..............................................................               632             2,016
Net deferred Federal and foreign income tax benefit.........................................            12,551            13,227
Deferred policy acquisition costs...........................................................            11,063             5,878
Goodwill ..............................................................................                  5,473             5,805
Other assets................................................................................             6,755             9,727
                                                                                                      --------         ---------

         Total assets.......................................................................       $   638,651          $631,324
                                                                                                       =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserves for losses and loss adjustment expenses..........................................       $   370,157          $391,094
  Unearned premium..........................................................................            79,065            55,003
  Reinsurance balances payable..............................................................            25,032            24,799
  Notes payable to banks....................................................................            22,000            24,000
  Net deferred state and local income tax...................................................               383               374
  Accounts payable and other liabilities....................................................             7,728             5,689
                                                                                                     ---------         ---------
         Total liabilities..................................................................           504,365           500,959
                                                                                                     ---------         ---------

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued.................                -                 -
  Common stock, $.10 par value, authorized 10,000,000 shares,
    issued and outstanding 8,414,356 in 2000 and 8,406,970 in 1999..........................               846               846
  Additional paid-in capital................................................................            39,413            39,447
  Treasury stock, held at cost (shares: 41,314 in 2000 and 48,700 in 1999)..................              (594)             (700)
  Accumulated other comprehensive (loss)....................................................            (2,159)           (2,918)
  Retained earnings.........................................................................            96,780            93,690
                                                                                                     ---------         ---------
         Total stockholders' equity.........................................................           134,286           130,365
                                                                                                     ---------         ---------

         Total liabilities and stockholders' equity.........................................        $  638,651          $631,324
                                                                                                     =========           =======

      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except net income per share)

                                                                                     Three Months Ended


                                                                                           June 30,

                                                                                      2000             1999
                                                                                      ----             ----
                                                                                           (Unaudited)
Revenues:
  Net earned premium....................................................           $22,235            $19,830
  Commission income.....................................................               777                524
  Net investment income.................................................             4,489              3,637
  Net realized capital gains............................................               166                504
  Other income..........................................................               148                165
                                                                                    ------           --------
         Total revenues.................................................            27,815             24,660
                                                                                    ------           --------

Operating expenses:
  Net losses and loss adjustment expenses incurred......................            13,817             10,978
  Commission expense....................................................             4,737              4,476
  Other operating expenses..............................................             5,745              6,553
  Interest expense......................................................               407                389
                                                                                   -------           --------
         Total operating expenses.......................................            24,706             22,396
                                                                                   -------           --------

Income before income tax expense........................................             3,109              2,264
                                                                                   -------           --------

Income tax expense (benefit):
    Current.............................................................               899               (304)
    Deferred...........................................................                464                631
                                                                                   -------           --------
         Total income tax expense.......................................             1,363                327
                                                                                   -------           --------

Net income..............................................................          $  1,746          $   1,937
                                                                                   =======           ========


Net income per common share:

   Basic................................................................          $   0.21          $    0.23
   Diluted..............................................................          $   0.21          $    0.23

Average common shares outstanding:

   Basic...............................................................              8,414              8,414
   Diluted.............................................................              8,414              8,414


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except net income per share)

                                                                                      Six Months Ended

                                                                                           June 30,

                                                                                      2000              1999
                                                                                      ----              ----
                                                                                         (Unaudited)
Revenues:
  Net earned premium ...................................................          $ 41,808             $ 36,764
  Commission income.....................................................             1,293                  687
  Net investment income.................................................             8,840                7,906
  Net realized capital gains............................................                71                  791
  Other income.........................................................                199                  232
                                                                                   -------              -------
         Total revenues.................................................            52,211               46,380
                                                                                   -------              -------

Operating expenses:
  Net losses and loss adjustment expenses incurred......................            25,917               20,977
  Commission expense....................................................             8,570                7,764
  Other operating expenses..............................................            11,962               11,716
  Interest expense......................................................               836                  733
                                                                                   -------              -------

         Total operating expenses.......................................            47,285               41,190
                                                                                   -------              -------

Income before income tax expense........................................             4,926                5,190
                                                                                   -------              -------

Income tax expense:
    Current.............................................................             1,560                  692
    Deferred............................................................               276                  454
                                                                                   -------              -------
         Total income tax expense.......................................             1,836                1,146
                                                                                   -------              -------

Net income..............................................................          $  3,090             $  4,044
                                                                                   =======              =======


Net income per common share:

   Basic................................................................          $   0.37             $   0.48
   Diluted..............................................................          $   0.37             $   0.48

Average common shares outstanding:

   Basic................................................................             8,413                8,432
   Diluted..............................................................             8,413                8,433



      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            2000                 1999
                                                                                            ----                 ----
                                                                                                   (Unaudited)
Operating activities:
    Net income...................................................................        $   3,090            $   4,044
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation & amortization..................................................              566                  603
    Net deferred income tax .....................................................              276                  505
    Net realized capital (gains).................................................              (71)                (791)
    Changes in assets and liabilities, net of acquisitions.......................
      Reinsurance receivable on paid and unpaid
         losses and loss adjustment expenses.....................................           15,630              (17,188)
      Reserve for losses and loss adjustment expenses............................          (20,937)              14,124
      Prepaid reinsurance premiums...............................................           (8,781)              (4,509)
      Unearned premium...........................................................           24,062                8,810
      Premiums in course of collection...........................................          (15,504)              (8,906)
      Commissions receivable.....................................................            4,071                2,706
      Deferred policy acquisition costs..........................................           (5,185)                (527)
      Accrued investment income..................................................               27                  216
      Reinsurance balances payable...............................................              233                6,757
      Federal and foreign income tax.............................................            1,384                 (184)
      Other......................................................................            2,813               (2,189)
                                                                                          --------             --------
         Net cash provided by operating activities...............................            1,674                3,471
                                                                                          --------             --------
Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities.................................................            6,880                9,174
      Sales......................................................................           18,475               39,959
      Purchases..................................................................          (26,795)             (36,686)
    Equity securities, available-for-sale
      Sales......................................................................            6,532                1,913
      Purchases..................................................................           (1,409)              (1,444)
    Sales of other investments...................................................               -                 1,145
    Payable for securities purchased.............................................               -                (1,076)
    Net (purchases) of short-term investments....................................           (3,599)             (13,740)
    Payment for purchase of Anfield, net of cash acquired of $68.................               -                (2,591)
    Purchase of property and equipment...........................................           (1,658)                (170)
                                                                                           -------             --------
         Net cash (used in) investing activities.................................           (1,574)              (3,516)
                                                                                          ---------            ---------
Financing activities:
    Purchase of treasury stock ..................................................               -                  (700)
    Proceeds from bank loan......................................................               -                 1,500
    Repayment of bank loan.......................................................           (2,000)                  -
    Proceeds from exercise of stock options......................................               -                    44
                                                                                          --------             --------
    Net cash provided by (used in) financing activities..........................          (2,000)                  844
                                                                                          --------             --------
Increase (decrease) in cash .....................................................           (1,900)                 799
Cash at beginning of year........................................................            5,546                2,807
                                                                                          --------             --------
Cash at end of period............................................................         $  3,646            $   3,606
                                                                                           =======             ========
Supplemental disclosures of cash flow information:
    Federal, state and local income tax paid.....................................         $     31            $   1,600
    Interest paid................................................................              870                  706
    Issuance of stock to Directors...............................................               72                   72
    Fair value of assets acquired................................................               -                 3,915
    Liabilities assumed in acquisitions..........................................               -                 1,256


      See accompanying notes to interim consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

               Notes to Interim Consolidated Financial Statements

                                   (Unaudited)

(1)   Accounting Policies

      The interim financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's Form 10-K for the year ended December 31, 1999. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

(2)   Reinsurance Ceded

      The Company's ceded earned premiums were $18,258,000 and $15,508,000 for the three months ended June 30, 2000 and 1999, respectively, and $37,355,000 and $34,208,000 for the six months ended June 30, 2000 and 1999, respectively. The Company's ceded incurred losses were $13,935,000 and $31,901,000 for the three months ended June 30, 2000 and 1999, respectively, and were $31,093,000 and $52,336,000 for the six months ended June 30, 2000 and 1999, respectively.

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

      The Insurance Companies and the Lloyd's operations are measured taking into account net premiums earned, incurred losses and loss expenses, commission expense and other underwriting expenses. The Somerset
      Companies' results include commission income less other operating expenses. Each segment also maintains their own investments, on which they earn income and realize capital gains or losses. Other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations, and consolidating adjustments.

Financial data by segment for the periods indicated were as follows:

                                                              Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                              -----------------------            ----------------
                                                              2000              1999             2000            1999
                                                              ----              ----             ----            ----
                                                                                      (In thousands)

Revenue, excluding net investment income and net realized capital gains:

    Insurance Companies..............................        $  12,120      $  12,480           $  23,871     $23,094
    Somerset Companies...............................            2,679          2,198               5,115       4,053
    Lloyd's operations..............................            10,210          7,430              18,067      13,940
    Other operations.................................           (1,849)        (1,589)             (3,753)     (3,404)
                                                                ------        -------            --------     -------
      Total..........................................        $  23,160      $  20,519           $  43,300     $37,683
                                                                ======        -======            -======-      ======



Income (loss) before income taxes:

    Insurance Companies..............................        $   6,207      $   4,612           $  10,882   $   9,334
    Somerset Companies...............................             (906)        (1,804)             (2,363)     (3,507)
    Lloyd's operations...............................           (1,068)          (227)             (1,525)        (37)
    Other operations.................................           (1,124)          (317)             (2,068)       (600)
                                                              --------       --------              ------    --------
      Total..........................................        $   3,109      $   2,264           $   4,926   $   5,190
                                                              ========       ========            ========    ========



Income tax expense (benefit):
    Insurance Companies..............................        $   1,775      $   1,083           $   3,056   $   2,455
    Somerset Companies...............................             (149)          (545)               (640)     (1,115)
    Lloyd's operations...............................               -              -                    -          -
    Other operations.................................             (263)          (211)               (580)       (194)
                                                              --------       --------            --------    --------
         Total.......................................        $   1,363      $     327           $   1,836   $   1,146
                                                              ========       ========            ========    ========



Net income (loss):
    Insurance Companies..............................        $   4,432      $   3,529           $   7,826   $   6,879
    Somerset Companies...............................             (757)        (1,259)             (1,723)     (2,392)
    Lloyd's operations...............................           (1,068)          (230)             (1,525)        (37)
    Other operations.................................             (861)          (103)             (1,488)       (406)
                                                              --------       --------            --------    --------
      Total..........................................        $   1,746      $   1,937           $   3,090   $   4,044
                                                              ========       ========            ========    ========


(4)   Comprehensive Income

      Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments.


      The following table summarizes comprehensive income for the three months ended June 30, 2000 and 1999:

                                                                                          June 30,
                                                                                    ------------------
                                                                                    2000            1999
                                                                                    ----            ----
                                                                                        (In thousands)

      Net income..............................................................       $  1,746      $  1,937
                                                                                      -------       -------
      Other comprehensive income, net of tax:
         Net unrealized gains (losses) on securities available for sale:
            Unrealized holding gain (loss) arising during period
             (net of income tax expense (benefit) of $264 for 2000
             and ($1,789) for 1999)....................................                   491        (3,322)
          Less:  reclassification adjustment for gains included in
             net income (net of income tax expense of $37 for 2000
             and $176 for 1999) ..............................................            129           328
                                                                                      -------       -------
        Net unrealized gains (losses) on securities...........................            362        (3,650)
        Foreign currency translation gain adjustment, net of tax expense
             of $26 for 2000 and $139 for 1999................................             49           259
                                                                                      -------       -------
                       Other comprehensive income.............................            411        (3,391)
                                                                                      -------       -------

                           Comprehensive income (loss)..........................     $  2,157      $ (1,454)
                                                                                      =======       -======


      The following table summarizes comprehensive income for the six months ended June 30, 2000 and 1999:

                                                                                          June 30,
                                                                                    ------------------
                                                                                      2000          1999
                                                                                      ----          ----
                                                                                        (In thousands)

      Net income..............................................................       $  3,090     $  4,044
                                                                                      -------      -------
      Other comprehensive income, net of tax:
          Net unrealized gains (losses) on securities available for sale:
           Unrealized holding gain (loss) arising during period
              (net of income tax expense (benefit) of $374 for 2000 and
              ($2,474) for 1999)..............................................            695       (4,594)
           Less:  reclassification adjustment for gains included in net income (net of income tax expense of $4 for 2000 and
              $277 for 1999) .................................................             67           514
                                                                                     --------      --------
        Net unrealized gains (losses) on securities...........................            628       (5,108)
        Foreign currency translation gain adjustment, net of
              tax expense of $70 for 2000 and $31 for 1999....................            131           58
                                                                                      -------      -------
                  Other comprehensive income (loss)...........................            759       (5,050)
                                                                                      -------      -------

                    Comprehensive income (loss)...............................       $  3,849     $ (1,006)
                                                                                      =======      =======


      The following table summarizes the components of accumulated other comprehensive income (loss):

                                                                                     June 30,    December 31,
                                                                                      2000            1999
                                                                                  -----------    ---------
                                                                                        (In thousands)

      Net unrealized gains on securities available-for-sale (net of tax
         (benefit) of ($1,266) in 2000 and ($1,605) in 1999)..................     $  (2,352)      $  (2,980)
      Foreign currency translation adjustment (net of tax expense of
      $104 in 2000 and $34 in 1999)...........................................           193              62
                                                                                    --------        --------
                Accumulated other comprehensive (loss)........................     $  (2,159)      $  (2,918)
                                                                                    ========        ========

(5)   Future Application of Accounting Standards

      The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative
      Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of SFAS No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which amends the accounting and reporting standards of SFAS No. 133. The adoption of these statements is not expected to have a material effect on the Company's results of operations or financial condition.

(6)   Lloyd's Participation

      In the aggregate, the Company directly and indirectly controls 75.6% of Lloyd's Syndicate 1221's capacity for the 2000 underwriting year. Since the controlled capacity exceeds 75%, Lloyd's Mandatory Byelaw (No. 5 of
      1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity. The offer will take the form of an Announced Auction Offer to be made at the Lloyd's capacity auctions this year.

      The minimum price that the Company is obliged to offer is 1.8 pence per (pound)1 of capacity, being the highest price paid for capacity during the last 12 months. Whether or not, or to what extent the offer is accepted by the offerees is to some extent dependent on the price offered. As such, it is unlikely that the acceptance will result in a cost that is material to the Company. For the purposes of guidance, each 10% of capacity accepting at 1.8 pence per (pound)1 of capacity will result in a cost to the Company of approximately $200,000. In addition, it is anticipated the administrative and legal costs of making the offer will be approximately $40,000. If the Company were to exceed the 90% control threshold as a result of the offer, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of

Financial Condition and Results of Operations

Forward-looking statements

         Some of the statements in this Form 10-Q are not historical facts and are "forward-looking statements" (as defined in the Private Securities Litigation Act of 1995). These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates" (or the negative forms of those words) and describe our strategies, goals, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and numerous assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

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

     Five of the Company's  subsidiaries are underwriting  management companies:
Somerset Marine, Inc., Somerset Insurance Services of Texas, Inc., Somerset Insurance Services of California, Inc., Somerset Insurance Services of Washington, Inc. and Somerset Marine (UK) Limited ("Somerset UK") (collectively, the "Somerset Companies"). The Somerset Companies produce, manage and underwrite insurance and reinsurance for Navigators Insurance and four unaffiliated insurance companies.

     In April 1999, the Company acquired Anfield Insurance Services, Inc. ("Anfield"), an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast for the Insurance Companies.

     The Somerset Companies specialize in writing marine and related lines of business. The marine business is written through a pool of insurance companies, Navigators Insurance having the largest participation in the pool. The Somerset Companies derive their revenue from commissions, service fees and cost reimbursement arrangements from their parent company, Navigators Insurance, and the unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the participating insurance companies within the pool. Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

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

     The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies, managed by Somerset Marine, Inc., derive the majority of their premium from business written by the Somerset Companies and Anfield. The Lloyd's operations derive their premium from business written by MTC.

Results of Operations

     The Company's 2000 and 1999 results of operations reflect intense market competition in the marine business.

     Revenues. Gross written premium for the first six months of 2000 increased 30% to $103,835,000 from $79,865,000 for the first six months of 1999.

     The following table sets forth the Company's gross written premium by line of business and net written premium in the aggregate for the periods indicated:

                                                                            Six Months Ended June 30,
                                                                            2000                1999

                                                                                Dollars in thousands)
Lloyd's Operations:
   Marine...................................................          $   43,847    42%      $ 21,573      27%
   Engineering and Construction.............................                 578     1            -
   Onshore Energy...........................................                 278     -            -         -
                                                                       ---------   ---       --------     ---
       Total Lloyd's Operations.............................              44,703    43         21,573      27
                                                                       ---------   ---       --------     ---

Insurance Companies:
   Marine..................................................               45,999    44         47,951      60
   Program Insurance.......................................               11,556    11          7,932      10
   Other ...................................................               1,577     2          2,409       3
                                                                       ---------   ---       --------     ---
       Total Insurance Companies............................              59,132    57         58,292      73
                                                                       ---------   ---       --------     ---

       Total Gross Written Premium..........................             103,835   100%        79,865     100%
                                                                         -------   ===       --------     ===

       Total Ceded Written Premium..........................             (46,136)             (38,717)
                                                                       ---------             --------

       Total Net Written Premium............................          $   57,699             $ 41,148
                                                                       =========              =======

Lloyd's Operations

     The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by MTC. The premiums, losses and expenses from the Lloyd's operations are included in the Company's consolidated financials but are not included in the Insurance Companies' results since NCUL and Millennium are wholly owned by the parent company.

     Lloyd's Syndicate 1221 has capacity of (pound)66.3 million (converts to $104.1 million) in 2000 and had capacity of (pound)67.0 million (converts to $105.9 million) in 1999. The Lloyd's marine business has been subject to continued pricing competition resulting in less premium per risk relative to certain prior years. As a result, the Company has been writing less premium than the capacity available. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results.

     In the aggregate, the Company directly and indirectly controls 75.6% of Syndicate 1221's capacity for the 2000 underwriting year. Since the controlled capacity exceeds 75%, Lloyd's Mandatory Byelaw (No. 5 of 1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity. The offer will take the form of an Announced Auction Offer to be made at the Lloyd's capacity auctions this year.

     The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company will be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

     Marine Premium. In 2000, marine premium increased from 1999 due to the capacity directly provided to Syndicate 1221 by NCUL and Millennium in the aggregate increasing from 52.5% in 1999 to 64.5% in 2000 on a larger premium base.

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

Insurance Companies

     Marine Premium. Marine gross written premium stayed relatively flat when comparing the first six months of 2000 to the first six months of 1999. Navigators Insurance's participation in the marine pools was 75% in 1999 and 2000.

     Program Insurance Premium. The program insurance, primarily written by Anfield, consists primarily of general liability insurance for contractors and a small amount of commercial multi-peril insurance for restaurants and taverns. The 46% increase in the premium, when comparing the first six months of 2000 and 1999, resulted from increases in the business written by Anfield.

     Ceded Premium. In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd's operations. The Company wrote a larger percentage of Lloyd's premium which generally carries a higher retention rate.

     Net Written Premium. Net written premium increased 40% when comparing the first six months of 2000 to the first six months of 1999 primarily due to the increase in the marine business written by the Lloyd's operations.

     Net Earned Premium. Net earned premium increased 14% for the first six months of 2000 to $41,808,000 as compared to $36,764,000 for the first six months of 1999. Net earned premium for the three months ended June 30, 2000 and 1999 was $22,235,000 and $19,830,000, respectively.

     Commission Income. Commission income generated by the Somerset Companies increased to $1,293,000 for the first six months of 2000 from $687,000 for the first six months of 1999 and also increased 48% for the three months ended June 30, 2000 from the same period in 1999. The increase was primarily due to Navigators Insurance's normal review of the estimates used to calculate the commission income resulting in a reduction to those estimates in 1999 due to the extremely competitive rate environment.

     Net Investment Income. Net investment income increased 12% to $8,840,000 for the first six months of 2000 from $7,906,000 for the corresponding period in 1999 and increased 23% to $4,489,000 for the three months ended June 30, 2000 from $3,637,000 during the corresponding period in 1999. These increases are primarily due to higher interest rates on the Insurance Companies investments and the Company's increased participation in the Lloyd's operations which earn income on investments held by Lloyd's Syndicate 1221 in which the Company participates. Such investments represent funds due to the Company from Syndicate 1221.

     Net Realized Capital Gains. Pre-tax net income included $71,000 of realized capital gains for the first six months of 2000 compared to $791,000 for the same period last year. On an after tax basis, the realized capital gains were $0.01 per diluted share and $0.06 per diluted share for the first six months of 2000 and 1999, respectively. Pre-tax net income for the three months ended June 30, 2000 and 1999 included realized capital gains of $166,000 and $504,000, respectively. On an after tax basis, the realized capital gains were $0.02 per diluted share and $0.04 per diluted share for the three months ended June 30, 2000 and 1999, respectively.

     Operating Expenses.
     ------------------

     Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 62.0% and 57.1% for the first six months of 2000 and 1999, respectively. This increase was primarily due to higher loss ratios in the Lloyd's operations. The loss ratios were 62.1% and 55.4% for the three months ended June 30, 2000 and 1999, respectively.

     Commission Expense. Commission expense as a percentage of net earned premium was 20.5% and 21.1% for the first six months of 2000 and 1999, respectively, and 21.3% and 22.6% for the three months ended June 30, 2000 and 1999, respectively. The decrease in the commission rate was due to the increase in the Lloyd's premium as the Lloyd's premium generally has a lower commission rate than the business written by the Insurance Companies.

     Other Operating Expenses. Other operating expenses increased 2% to $11,962,000 during the first six months of 2000 from $11,716,000 during the corresponding period of 1999 primarily due to the acquisition of Anfield on April 2, 1999. Other operating expenses decreased 12.3% for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to lower costs in the Company's foreign operations.

     Interest Expense. Interest expense was $836,000 during the first six months of 2000 compared to $733,000 during the corresponding period of 1999. This increase was due to higher interest rates, partially offset by a decrease in the loan balance.

     Income Taxes. The effective tax rate was 37.3% and 22.1% for the six months ended June 30, 2000 and 1999, respectively. The increase in the tax rate was primarily due to the Company's inability to utilize losses from its foreign operations.

     Net Income. The Company had net income of $3,090,000 for the first six months of 2000 compared to $4,044,000 for the same period last year. On a diluted per share basis, this represents net income per share of $0.37 and $0.48 for the first six months of 2000 and 1999, respectively. The Company had net income of $1,746,000 or $0.21 per diluted share for the three months ended June 30, 2000 compared to net income of $1,937,000 or $0.23 per diluted share for the same period in 1999.

Liquidity and Capital Resources

     Cash flow from operations was $1,674,000 and $3,471,000 for the first six months of 2000 and 1999, respectively. Invested assets and cash decreased slightly to $245,566,000 at June 30, 2000 from $246,688,000 at December 31,
1999.

     The Company's bank credit facility provided for a $23,000,000 revolving line of credit facility at June 30, 2000, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning January 1, 2000 until it terminates on November 19, 2003, and a $60,000,000 letter of credit facility. At June 30, 2000, $22,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 7.8%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd's syndicate 1221 managed by MTC. At June 30, 2000, letters of credit with an aggregate face amount of $47,276,000 were issued under the letter of credit facility.

     As of June 30, 2000, the Company's consolidated stockholders' equity was $134,286,000 compared to $130,365,000 at December 31, 1999. The increase was primarily due to net income and, to a lesser extent, decreases in unrealized losses in the investment portfolio.

Year 2000 Compliance

     The "Year 2000 Issue" or "Y2K Issue" is a term used to describe the predicted problems that could have arisen as a result of the inability of some computer programs and embedded chips to distinguish dates beginning with 19 from dates beginning with 20. This Y2K Issue could have resulted in a variety of potential problems for all businesses from inaccurate processing of dates and date-sensitive calculations to system failures and disruptions in operations. The Company had considered the Y2K Issue a high priority since 1996 and had taken certain steps to address this important aspect of its operations. The efforts were rewarded as no computer related Y2K problems have been experienced. The Company will continue to monitor the situation but remains confident that there will not be any future computer related Y2K problems.

     The Company is at risk from policyholders' claims for insurance coverage due to their Y2K exposures. Although the Company has not received any significant insurance claims based on losses resulting from Y2K Issues, there can be no assurance that policyholders will not suffer losses of this type and seek compensation under the Company's insurance policies. If any claims are made, the Company's obligations, if any, will depend on the facts and circumstances of the claim and provisions of the policy. At this time, the Company is unable to determine whether an adverse impact, if any, in connection with the foregoing circumstances would be material. The Company has not incurred any losses as the result of Y2K Issues.

Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the information concerning market risk as stated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Stock Repurchase Program

     On January 6, 1999, the Company announced a stock repurchase program for up to $3,000,000 of its common stock. At June 30, 2000 and 1999, the Company had repurchased 48,700 shares of stock at a cost of $700,000. During the first quarter of 2000, the Company issued 7,386 of those repurchased shares to the non-employee Directors as part of the Directors' annual compensation amounting in the aggregate to $72,000.

Part II - Other Information

Item 1.  Legal Proceedings:
         ------------------

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

         None.

Item 3.  Defaults Upon Senior Securities:
         -------------------------------

         None.

Item 4.  Submissions of Matters to a Vote of Securities Holders:
         ------------------------------------------------------

          On June 1, 2000, the Company's stockholders voted for the following matters at the annual stockholders' meeting:

         (a) The election of seven (7) directors to serve until the 2001 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows:

                   Name                           For              Withheld

              Terence N. Deeks                6,428,448               38,281
              Robert M. DeMichele             6,422,148               44,581
              Leandro S. Galban, Jr.          6,415,548               51,181
              Marc M. Tract                   6,415,548               51,181
              William D. Warren               6,388,993               77,736
              Robert F. Wright                6,422,148               44,581
              Howard M. Zelikow               6,393,798               72,931

         (b) The ratification of the appointment of KPMG LLP as the Company's independent auditors. The stockholders cast 6,465,729 votes for, 900 votes against and 100 votes abstaining ratification.

Item 5. Other Information:
        -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K:
         --------------------------------

         (a)  Exhibits:

              Exhibit No.           Description of Exhibit

                  27.1              Financial Data Schedule

(b)      Reports on Form 8-K:

              There were no reports on Form 8-K filed for the six months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        The Navigators Group, Inc.
                                        --------------------------
                                               (Registrant)


Dated:   August 11, 2000               /s / Bradley D. Wiley
         ---------------               -----------------------------------------
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