Form 10-Q
period 2000-09-30
NAVIGATORS GROUP INC
filed 2000-11-14
CIK 793547

                                                FORM 10-Q
                                    SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C. 20549

                               Quarterly Report Under Section 13 or 15 (d)
                                  of the Securities Exchange Act of 1934

For the Quarterly Period Ended     September 30, 2000

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
    Address of principal executive offices)                          (Zip Code)

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

On November 1, 2000, there were 8,414,356 shares of $0.10 par value common stock outstanding.

                                              THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                                                 INDEX

                                                                                                        Page No.

Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets
              September 30, 2000 and December 31, 1999 .....................................                   3

      Consolidated Statements of Income
              Three Months Ended September 30, 2000 and 1999 ................................                  4
              Nine Months Ended September 30, 2000 and 1999 .................................                  5

      Consolidated Statements of Cash Flows
              Nine Months Ended September 30, 2000 and 1999..................................                  6

      Notes to Interim Consolidated Financial Statements ....................................                  7

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................................                 11

Part II.  OTHER INFORMATION .................................................................                 16

                                              THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                   (In thousands, except share data)

                                                                                    September 30,       December 31,
                                                                                        2000               1999
                                                                                    (Unaudited)
                                                 ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 2000, $230,088; 1999, $227,875)............................       $228,086            $222,555
  Equity securities, available-for-sale, at fair value (cost: 2000, $5,838;
    1999, $11,105)..............................................................          6,743              11,840
  Short-term investments, at cost which approximates fair value.................         13,797               6,747
  Cash..........................................................................          4,741               5,546
         Total investments and cash.............................................        253,367             246,688

Premiums in course of collection................................................         99,791              90,857
Accrued investment income.......................................................          3,188               3,250
Prepaid reinsurance premiums....................................................         32,366              24,765
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses...        198,300             229,111
Federal income tax recoverable..................................................          1,229               2,016
Net deferred Federal and foreign income tax benefit.............................         11,369              13,227
Deferred policy acquisition costs...............................................         11,944               5,878
Goodwill .......................................................................          5,321               5,805
Other assets....................................................................          6,568               9,727

         Total assets...........................................................       $623,443            $631,324
                                                                                        =======             =======

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses .............................       $348,060            $391,094
  Unearned premium..............................................................         81,382              55,003
  Reinsurance balances payable..................................................         22,802              24,799
  Notes payable to banks........................................................         25,000              24,000
  Net deferred state and local income tax.......................................            397                 374
  Accounts payable and other liabilities........................................          8,247               5,689
         Total liabilities......................................................        485,888             500,959

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued ....            -                   -
  Common stock, $.10 par value, authorized 10,000,000 shares, issued and
    outstanding 8,414,356 in 2000 and 8,406,970 in 1999.........................            846                 846
  Additional paid-in capital....................................................         39,413              39,447
  Treasury stock held at cost (shares: 41,314 in 2000 and 48,700 in 1999).......           (594)               (700)
  Accumulated other comprehensive income (loss).................................           (500)             (2,918)
  Retained earnings.............................................................         98,390              93,690
         Total stockholders' equity.............................................        137,555             130,365

         Total liabilities and stockholders' equity.............................       $623,443          $  631,324
                                                                                        =======             =======

                   See accompanying notes to interim consolidated financial statements.

                                              THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except net income per share)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                      2000              1999
                                                                                           (Unaudited)
Revenues:
   Net earned premium...................................................           $  18,340            $15,258
   Commission income....................................................                 880               (460)
   Net investment income................................................               4,714              4,003
   Net realized capital gains (losses)..................................                  46                (14)
   Other income........................................................                  144                 83
          Total revenues................................................              24,124             18,870

Operating expenses:
   Net losses and loss adjustment expenses incurred.....................              12,571             16,502
   Commission expense...................................................               3,491              3,099
   Other operating expenses.............................................               5,742              6,375
   Interest expense.....................................................                 448                354
         Total operating expenses.......................................              22,252             26,330

Income (loss) before income tax expense.................................               1,872             (7,460)

Income tax expense (benefit):
   Current..............................................................                 (46)              (320)
   Deferred............................................................                  308             (2,332)
          Total income tax expense (benefit)............................                 262             (2,652)

Net income (loss).......................................................           $   1,610           $ (4,808)
                                                                                    ========            =======

Net income (loss) per common share:
   Basic................................................................           $    0.19           $  (0.57)
   Diluted..............................................................           $    0.19           $  (0.57)

Average common shares outstanding:
   Basic................................................................               8,414              8,407
   Diluted .............................................................               8,414              8,410

                                 See accompanying notes to interim consolidated financial statements.

                                              THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except net income per share)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                       2000                   1999
                                                                                             (Unaudited)
Revenues:
  Net earned premium....................................................             $60,148                $52,022
  Commission income.....................................................               2,172                    228
  Net investment income.................................................              13,553                 11,909
  Net realized capital gains............................................                 118                    777
  Other income.........................................................                  343                    315
         Total revenues.................................................              76,334                 65,251

Operating expenses:
  Net losses and loss adjustment expenses incurred......................              38,488                 37,479
  Commission expense....................................................              12,062                 10,863
  Other operating expenses..............................................              17,703                 18,091
  Interest expense......................................................               1,284                  1,087
         Total operating expenses.......................................              69,537                 67,520

Income (loss) before income tax expense.................................               6,797                 (2,269)

Income tax expense (benefit):
  Current...............................................................               1,513                    372
  Deferred..............................................................                 584                 (1,878)
         Total income tax expense (benefit) ............................               2,097                 (1,506)

Net income (loss).......................................................           $   4,700               $   (763)
                                                                                    ========                =======

Net income (loss) per common share:
  Basic.................................................................            $   0.56               $  (0.09)
  Diluted...............................................................            $   0.56               $  (0.09)

Average common shares outstanding:
  Basic ................................................................               8,413                  8,423
Diluted    .............................................................               8,413                  8,425

                                 See accompanying notes to interim consolidated financial statements.

                                              THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (In thousands)
                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       2000                 1999
                                                                                             (Unaudited)
Operating activities:
    Net income (loss).......................................................        $   4,700            $    (763)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation & amortization............................................            850                  894
       Net deferred income tax .............................................              584               (1,878)
       Net realized capital (gains).........................................             (118)                (777)
       Changes in assets and liabilities, net of acquisitions:
       Reinsurance receivable on paid and unpaid
          losses and loss adjustment expenses...............................           30,811              (27,184)
       Reserve for losses and loss adjustment expenses......................          (43,034)              28,479
       Prepaid reinsurance premiums.........................................           (7,601)              (3,374)
       Unearned premium.....................................................           26,379                6,917
       Premiums in course of collection.....................................           (8,934)              (4,260)
       Commissions receivable...............................................            3,815                5,708
       Deferred policy acquisition costs....................................           (6,066)                (576)
       Accrued investment income............................................               62                   41
       Reinsurance balances payable.........................................           (1,997)               8,457
       Federal and foreign income tax.......................................              787               (2,011)
       Other................................................................                8               (1,422)
          Net cash provided by operating activities.........................              246                8,251
Investing activities:
    Fixed maturities, available-for-sale
       Redemptions and maturities...........................................            9,088               19,595
       Sales................................................................           27,947               39,287
       Purchases............................................................          (39,273)             (51,187)
    Equity securities, available-for-sale
       Sales................................................................            7,637                2,804
       Purchases............................................................           (2,391)              (7,197)
    Sale of other investments...............................................               -                 1,145
    Payable for securities purchased........................................            3,804                 (430)
    Net (purchases) of short-term investments...............................           (7,050)              (9,618)
    Payment for purchase of Anfield, net of cash acquired of $68............               -                (2,591)
    Purchase of property and equipment......................................           (1,813)                (523)
          Net cash (used in) investing activities...........................           (2,051)              (8,715)
Financing activities:
    Purchase of treasury stock..............................................              -                   (700)
    Proceeds from bank loan.................................................            3,000                1,500
    Repayment of bank loan..................................................           (2,000)                  -
    Proceeds from exercise of stock options.................................               -                    44
          Net cash provided by financing activities.........................            1,000                  844

Increase (decrease) in cash.................................................             (805)                 380
Cash at beginning of year...................................................            5,546                2,807
Cash at end of period......................................................         $   4,741            $   3,187
                                                                                     ========             ========
Supplemental schedule of non-cash investing and financing activities:
     Federal, state and local income tax paid...............................        $     636            $   1,650
     Interest paid..........................................................              870                  976
     Issuance of stock to Directors.........................................               72                   72
     Fair value of assets acquired..........................................               -                 3,915
     Liabilities assumed in an acquisition..................................               -                 1,256

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
     and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's 1999 Annual Report on Form 10-K.
     Certain amounts for prior years have been reclassified to conform to the current year's presentation.

(2)  Reinsurance Ceded
     The Company's ceded earned premiums were $20,817,000 and $19,587,000 for the three months ended
     September 30, 2000 and 1999, respectively, and were $58,172,000 and $53,795,000 for the nine months ended September 30, 2000 and 1999, respectively. The Company's ceded incurred losses were
     $12,178,000 and $39,810,000 for the three months ended September 30, 2000 and 1999, respectively, and were $43,271,000 and $92,146,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

(4)  Segments of an Enterprise
     The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Somerset Companies and the Lloyd's Operations, each of which is managed separately. The Insurance Companies consist of
     Navigators Insurance Company and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business, and a contractors' general liability program. The
     Somerset Companies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and non-affiliated companies. The Lloyd's Operations consist primarily of a Lloyd's managing agency and two Lloyd's corporate members which underwrite marine and related lines of business at Lloyd's of London. All segments are evaluated based on their underwriting or operating results calculated on the basis of accounting principles generally accepted in the United States of America ("GAAP").

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

Financial data by segment for the periods indicated were as follows:

                                                      Three Months Ended                       Nine Months Ended
                                                          September 30,                         September 30,
                                                    2000               1999                  2000           1999
                                                                              (In thousands)

Revenue, excluding net investment income
   and net realized capital gains:
    Insurance Companies..........................  $   9,767         $   9,173               $  33,638     $  32,267
    Somerset Companies...........................      3,322              (153)                  8,437         3,900
    Lloyd's Operations...........................      8,647             6,311                  26,714        20,251
    Other operations.............................     (2,372)             (450)                 (6,126)       (3,853)
      Total......................................  $  19,364         $  14,881               $  62,663     $  52,565
                                                    ========          ========                ========      ========

Income (loss) before income taxes:
    Insurance Companies..........................  $   3,453         $  (1,662)              $  14,335     $   7,672
    Somerset Companies...........................       (500)           (3,677)                 (2,863)       (7,184)
    Lloyd's Operations...........................       (193)           (1,996)                 (1,718)       (2,033)
    Other operations.............................       (888)             (125)                 (2,957)         (724)
      Total......................................  $   1,872         $  (7,460)              $   6,797     $  (2,269)
                                                    ========          ========                ========      ========

Income tax expense (benefit):
    Insurance Companies..........................  $     874         $  (1,405)              $   3,930     $   1,050
    Somerset Companies...........................       (191)           (1,264)                   (831)       (2,379)
    Lloyd's Operations...........................         -                221                      -            221
    Other operations.............................       (421)             (204)                 (1,002)         (398)
      Total......................................  $     262         $  (2,652)              $   2,097     $  (1,506)
                                                    ========          ========                ========      ========

Net income (loss):
    Insurance Companies..........................  $   2,579         $    (257)              $  10,405     $   6,622
    Somerset Companies...........................       (309)           (2,413)                 (2,032)       (4,805)
    Lloyd's Operations...........................       (193)           (2,217)                 (1,718)       (2,254)
    Other operations.............................       (467)               79                  (1,955)         (326)
      Total......................................  $   1,610         $  (4,808)              $   4,700     $    (763)
                                                    ========          ========                ========      ========

(5)  Comprehensive Income

     Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with owners) including net income, net unrealized capital gains or losses on available for sale securities, and foreign currency translation adjustments.

      The following table summarizes comprehensive income for the three months ended September 30, 2000 and 1999:

                                                                                        September 30,
                                                                                      2000          1999
                                                                                        (In thousands)

      Net income (loss).......................................................    $  1,610      $  (4,808)
      Other comprehensive income, net of tax:
       Net unrealized gains (losses) on securities available for sale:
          Unrealized holding gain (loss) arising during period
              (net of  tax expense (benefit) of  $913 for 2000 and
              $(944) for 1999)................................................       1,695         (1,754)
          Less: reclassification adjustment for gains (losses) included in net income (net of tax (benefit) of $(9) for
              2000 and $(5) for 1999) ........................................          55             (9)
                   Net unrealized gains (losses) on securities ...............       1,640         (1,745)
       Foreign currency translation gain (loss) adjustment, net of tax
              expense (benefit) of $11 for 2000 and $(184) for 1999...........          19           (342)
                        Other comprehensive income (loss) ....................       1,659         (2,087)

                    Comprehensive income (loss).................................   $ 3,269      $  (6,895)
                                                                                    ======         ======

      The following table summarizes comprehensive income for the nine months ended September 30, 2000 and 1999:

                                                                                          September 30,
                                                                                     2000           1999
                                                                                        (In thousands)

      Net income (loss).......................................................     $ 4,700       $    (763)
      Other comprehensive income, net of tax:
       Net unrealized gains (losses) on securities available for sale:
          Unrealized holding gain (loss) arising during period
              (net of tax expense (benefit) of $1,287 for 2000 and
               $(3,394) for 1999) ............................................       2,390          (6,304)
             Less: reclassification adjustment for gains included in
              net income (net of tax expense (benefit) of $(4) for 2000
              and $228 for 1999).............................................          122             549
                   Net unrealized gains (losses) on securities................       2,268          (6,853)
       Foreign currency translation gain (loss) adjustment, net of tax
              expense (benefit) of $81 for 2000 and $(153) for 1999..........          150            (285)
                      Other comprehensive income (loss).......................       2,418          (7,138)

                    Comprehensive income (loss)...............................     $ 7,118       $  (7,901)
                                                                                    ======        ========

      The following table summarizes the components of accumulated other comprehensive income:

                                                                                September 30,   December 31,
                                                                                     2000           1999
                                                                                         (In thousands)
      Net unrealized (losses) on securities available-for-sale (net of
         tax (benefit) of $(384) in 2000 and $(1,605) in 1999)................     $  (713)      $  (2,980)
      Foreign currency translation adjustment (net of tax expense of
         $115 in 2000 and $34 in 1999)........................................         213              62

      Accumulated other comprehensive income (loss)...........................     $  (500)      $  (2,918)
                                                                                    ======        ========

(6)  Future Application of Accounting Standards
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
     133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, Accounting for
     Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which amends certain accounting and reporting standards of SFAS No. 133. The adoption of these statements is not expected to have a material effect on the Company's results of operations or financial condition.

(7)  Lloyd's Participation
     In the aggregate, the Company directly and indirectly controls 75.6% of Lloyd's Syndicate 1221's capacity for the 2000 underwriting year. Since the controlled capacity exceeds 75%, Lloyd's
     Mandatory Byelaw (No. 5 of 1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity in the form of an Announced Auction Offer made at the Lloyd's year
     2000 capacity auctions. The Company directly controls 64.5% of Syndicate 1221's capacity.

     The minimum price that the Company is obliged to offer is 1.8 pence per(pound)1 of capacity, being the highest price paid for capacity during the last 12 months. Whether or not, or to what extent the offer is accepted by the offerees is to some extent dependent on the price offered. As such, it is unlikely that the acceptance will result in a cost that is material to the Company. For the purposes of guidance, each 10% of capacity accepting at 1.8 pence per(pound)1 of capacity will result in a cost to the Company of approximately $200,000. If the Company were to exceed the 90% control threshold as a result of the offer, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997)
     allows for a Minority Buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

     At September 30, 2000, the Company acquired an additional(pound)7.4 million of capacity in Syndicate
     1221 at 1.8 pence per(pound)1 through the auction process bringing its estimated aggregate direct and indirect control of capacity for the 2001 underwriting year to 87.9%. Based on the 87.9%, the
     Company will directly control approximately 67.2% of Syndicate 1221's capacity for the 2001 underwriting year.

                                              THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-looking statements

     Some of the statements in this Form 10-Q are "forward-looking statements" (as defined in the Private
Securities Litigation Act of 1995). We derive forward-looking statements from information which we currently have and from assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

   the effects of domestic and foreign economic conditions and conditions which affect the market for property and casualty insurance;

   domestic and foreign laws, rules and regulations which apply to insurance companies;

   the effects of competition from banks, other insurers and the trend toward self-insurance;

   risks which we face in entering new markets and diversifying the products and services we offer;

   weather-related events and other catastrophes affecting our insureds;

   our ability to obtain rate increases and to retain business;

   Year 2000; and

   other risks which we identify in future filings with the Securities and Exchange Commission, although we may not update forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

General

     The accompanying consolidated financial statements consisting of the accounts of The Navigators
Group, Inc., a Delaware holding company, and its sixteen wholly owned subsidiaries, are prepared on a
GAAP basis. Unless the context otherwise requires, the term "Company" as used herein means The Navigators
Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated.

     The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"),
which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators
Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, and a contractors' general liability program. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states which is 100% reinsured by
Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance
Companies".

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

     The Somerset Companies specialize in writing marine and related lines of business. The marine business is written through a pool of insurance companies, Navigators Insurance having the largest participation in the pool. The Somerset Companies derive their revenue from commissions, service fees and cost reimbursement arrangements from their parent company, Navigators Insurance, and the unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the insurance companies participating in the pool.

     Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries. Somerset UK produces business for the UK Branch of Navigators Insurance and four unaffiliated insurance companies.
Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of London as a corporate member with limited liability. The Company owns Mander, Thomas & Cooper (Underwriting
Agencies) Limited ("MTC"), a Lloyd's marine underwriting managing agency which manages Lloyd's Syndicate
1221, and MTC's wholly owned subsidiary, Millennium Underwriting Limited ("Millennium"), a Lloyd's
corporate member with limited liability. The premium recorded by NCUL and Millennium is the result of their participation in Syndicate 1221. In August 1999, MTC formed Pennine Underwriting Limited, an underwriting managing agency located in Northern England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

     In April 1999, the Company acquired Anfield, an insurance agency located in San Francisco,
California, which specializes primarily in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast. Anfield writes business exclusively for the Insurance Companies.

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

Results of Operations

     The third quarter 1999 results include a pretax charge against earnings of approximately $6.5 million resulting in an after tax charge of approximately $4.2 million or $0.50 per diluted share. The charge is the result of nonrecoverable reinsurance from New Cap Reinsurance Corporation Limited ("New Cap
Re"), which participated in the Company's 1997 and 1998 reinsurance program and has been put under the control of an Administrator for possible liquidation.

Revenues. Gross written premium for the first nine months of 2000 increased 29% to $145,775,000 from $112,667,000 for the first nine months of 1999.

     The following table sets forth the Company's gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

                                                                Nine Months Ended September 30,
                                                                  2000                      1999
                                                                  (Dollars in thousands)

Lloyd's Operations:
   Marine..........................................     $   57,160        39%     $   32,109       28%
   Engineering and Construction....................            855         1             -          -
   Onshore Energy..................................            475         -             -          -
       Gross Written Premium.......................         58,490        40          32,109       28
       Ceded Written Premium.......................        (19,330)                   (9,645)
       Net Written Premium.........................         39,160                    22,464

Insurance Companies:
   Marine..........................................         65,562        45          65,353       58
   Program Insurance...............................         19,702        14          13,142       12
   Other...........................................          2,021         1           2,063        2
       Gross Written Premium.......................         87,285        60          80,558       72
       Ceded Written Premium.......................        (46,443)                  (47,527)
       Net Written Premium.........................         40,842                    33,031

         Total Gross Written Premium...............        145,775       100%        112,667      100%
                                                                         ===                      ===

         Total Ceded Written Premium...............        (65,773)                  (57,172)

         Total Net Written Premium.................     $   80,002                $   55,495
                                                         =========                 =========

Lloyd's Operations' Gross Written Premium

     The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's
Syndicate 1221 managed by MTC. Lloyd's Syndicate 1221 has capacity of(pound)66.3 million (converts to
$102.1 million) for the 2000 underwriting year and had capacity of(pound)67.0 million (converts to $105.9 million) in 1999. The Lloyd's marine business has been subject to continued pricing competition resulting in less premium per risk relative to certain prior years. As a result, the Company has been writing less premium than the capacity available. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results.

     In the aggregate, the Company directly and indirectly controls 75.6% of Syndicate 1221's capacity for the 2000 underwriting year. Since the controlled capacity exceeds 75%, Lloyd's Mandatory Byelaw (No.
5 of 1999) requires the Company to make a mandatory offer to noncontrolled participants for their capacity. The offer took the form of an Announced Auction Offer to be made at the Lloyd's year 2000 capacity auctions. The Company directly controls 64.5% of Syndicate 1221's capacity.

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

Insurance Companies' Gross Written Premium

     Marine Premium. Marine gross written premium stayed relatively unchanged when comparing the first nine months of 2000 to the first nine months of 1999. Navigators Insurance's participation in the marine pools was 75% in 1999 and 2000.

     Program Insurance Premium. The program insurance, principally written by Anfield, consists primarily of general liability insurance for contractors and a small amount of commercial multi-peril insurance for restaurants and taverns. The 50% increase in the premium, when comparing the first nine months of 2000 and 1999, resulted from increases in the business written by Anfield.

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

Net Written Premium. Net written premium increased 44% when comparing the first nine months of
2000 to the first nine months of 1999 primarily due to the increases in the marine business written by the Lloyd's Operations and the business written by Anfield.

Net Earned Premium. Net earned premium increased 16% for the first nine months of 2000 to
$60,148,000 as compared to $52,022,000 for the first nine months of 1999. Net earned premium for the three months ended September 30, 2000 and 1999 was $18,340,000 and $15,258,000, respectively.

Commission Income. Commission income generated by the Somerset Companies increased to $2,172,000 for the first nine months of 2000 from $228,000 for the first nine months of 1999 and also increased to
$880,000 from $(460,000) for the three months ended September 30, 2000 compared to the same period in
1999. The increase was primarily due to the Company's normal review of the estimates used to calculate the commission income resulting in a reduction to those estimates in 1999 due to the extremely competitive rate environment, and to the improvement in the 2000 loss ratios which generate the commission income.

Net Investment Income. Net investment income increased 14% to $13,553,000 for the first nine months of 2000 from $11,909,000 for the corresponding period in 1999 and increased 18% to $4,714,000 for the three months ended September 30, 2000 from $4,003,000 during the corresponding period in 1999. These increases are primarily due to higher interest rates on the Insurance Companies investments and the
Company's increased participation in the Lloyd's operations which earn income on investments held by
Lloyd's Syndicate 1221 in which the Company participates. Such investments represent funds due to the
Company from Syndicate 1221.

Net Realized Capital Gains. Pre-tax results included $118,000 of realized capital gains for the first nine months of 2000 compared to $777,000 for the same period last year. On an after tax basis, the realized capital gains were $.01 per share in 2000 and $0.06 per share in 1999. Pre-tax results for the three months ended September 30, 2000 and 1999 included realized capital gains of $46,000 and realized capital losses of $14,000, respectively. On an after tax basis, the realized capital gains were $0.01 per share for the three months ended September 30, 2000. The realized capital losses had no effect on earnings per share for the three months ended September 30, 1999.

Operating Expenses.

     Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 64.0% and 72.0% for the first nine months of 2000 and 1999, respectively. This decrease was primarily due to losses resulting from the New Cap Re uncollectible reinsurance in 1999. The loss ratios were 68.5% and 108.2% for the three months ended September 30, 2000 and 1999, respectively. The New Cap Re losses represent 11.5% and 39.3% of the loss ratio for the nine and three months ended September 30, 1999, respectively. In addition, the first six months of 2000 were adversely effected by higher loss ratios in the Lloyd's Operations.

     Commission Expense. Commission expense as a percentage of net earned premium was 20.1% and
20.9% for the first nine months of 2000 and 1999, respectively, and 19.0% and 20.3% for the three months ended September 30, 2000 and 1999, respectively.

     Other Operating Expenses. Other operating expenses decreased 2% to $17,703,000 during the first nine months of 2000 from $18,091,000 during the corresponding period of 1999 primarily due to lower costs in the Company's foreign operations partially offset by the acquisition of Anfield on April 2,
1999. Other operating expenses decreased 10% for the three months ended September 30, 2000 compared to the same period in 1999 primarily due to lower costs in the Company's foreign operations.

     Interest Expense. Interest expense was $1,284,000 during the first nine months of 2000 compared to $1,087,000 during the corresponding period of 1999. This increase was due to higher interest rates.

Income Taxes. The effective tax rate was 30.9% for the nine months ended September 30, 2000. This rate differed from the Federal statutory income tax rate due to tax-exempt interest income, partially offset by a valuation allowance recorded on the Company's foreign operations. The Company had a tax benefit of $1,506,000 on a pretax loss of $2,269,000 for the nine months ended September 30, 1999. The effective tax benefit rate of 66.4% is primarily the result of tax exempt investment income along with the pretax loss.

Net Income. The Company had net income of $4,700,000 for the first nine months of 2000 compared to a net loss of $763,000 for the same period last year. On a diluted per share basis, this represented net income per share of $0.56 and net loss per share of $0.09 for the first nine months of 2000 and 1999, respectively. The Company had net income of $1,610,000 or $0.19 per diluted share for the three months ended September 30, 2000 compared to a net loss of $4,808,000 or $0.57 per diluted share for the same period in 1999.

Liquidity and Capital Resources

     Cash flow from operations was $246,000 and $8,251,000 for the first nine months of 2000 and 1999, respectively. Invested assets and cash increased to $253,367,000 at September 30, 2000 from $246,688,000 at December 31, 1999.

     The Company's bank credit facility, as amended, provides for a $27 million revolving line of credit facility, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning
January 1, 2000 until it terminates on November 19, 2004, and a $55 million letter of credit facility. At
September 30, 2000, $25,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 8.2%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd's syndicate 1221 managed by MTC. At September 30, 2000, letters of credit with an aggregate face amount of $45,965,000 were issued under the letter of credit facility.

     As of September 30, 2000, the Company's consolidated stockholders' equity was $137,555,000 compared to $130,365,000 at December 31, 1999. The increase was primarily due to the net income for the nine months ended September 30, 2000 and, to a lesser extent, decreases in the unrealized losses in the investment portfolio.

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

Part II - Other Information

Item 1.       Legal Proceedings:

               The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the
               Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its forty-one members, including Navigators Insurance, that they were each being assessed approximately(pound)900,000 to pay for anticipated operating deficits arising from the
               ILU's long term lease of the building occupied by the ILU in London. This matter is currently not in litigation and Navigators Insurance continues to oppose the assessment as inequitable and inappropriate. Discussions with the ILU are ongoing and the Company's ultimate liability, if any, is not possible to forecast at the present time.

Item 2.       Changes in Securities:

              None.

Item 3.       Defaults Upon Senior Securities:

              None.

Item 4.       Submissions of Matters to a Vote of Securities Holders:

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)    Exhibits:

                     Exhibit No.    Description of Exhibit

                         10.16      Amendment No. 1 dated March 28, 2000 to the Amended and Restated Credit
                                    Agreement dated December 21, 1998, among The Navigators Group, Inc. and the
                                    Lenders

                         10.17      Amendment No. 2 dated September 20, 2000 to the Amended and Restated Credit
                                    Agreement dated December 21, 1998, among The Navigators Group, Inc. and the
                                    Lenders

                          27.1      Financial Data Schedule

              (b)    Reports on Form 8-K:

                     There were no reports on Form 8-K filed for the nine months ended September 30, 2000.

                                                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              The Navigators Group, Inc.
                                                                       (Registrant)

Dated:   November 13,  2000                                   /s / Bradley D. Wiley
                                                              Bradley D. Wiley
                                                              Senior Vice President, Chief Financial
                                                              Officer and Secretary

                                                           INDEX OF EXHIBITS

Exhibit No.                Description of Exhibit

10.16               Amendment No. 1 dated March 28, 2000 to the Amended and Restated Credit Agreement
                    dated December 21, 1998, among The Navigators Group, Inc. and the Lenders

10.17               Amendment No. 2 dated September 20, 2000 to the Amended and Restated Credit Agreement
                    dated December 21, 1998, among The Navigators Group, Inc. and the Lenders

27.1                Financial Data Schedule

                                                                                     Exhibit 10.16

                                          AMENDMENT NO. 1 TO AMENDED AND RESTATED CREDIT AGREEMENT

         This Amendment and Waiver (this "Amendment") is entered into as of March 28, 2000, by and among The Navigators Group, Inc., a Delaware corporation (the "Borrower"), Bank One, NA (formerly known as The First National Bank of Chicago), individually and as agent ("Agent"), and the other financial institutions signatory hereto.

                                                           RECITALS

         A.       The Borrower, the Agent and the Lenders are party to that certain Amended and Restated Credit agreement dated as of
December 21, 1998 (as previously amended, the "Credit Agreement").  Unless otherwise specified herein, capitalized terms used in this
Amendment shall have the meanings ascribed to them by the Credit Agreement.

         B.       The Borrower, the Agent and the undersigned Lenders wish to amend the Credit Agreement and waive certain provisions thereof on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the mutual execution hereof and other good and valuable consideration, the parties hereto agree as follows:

         1.       Amendment to Credit Agreement.  Upon the "Effective Date" (as defined below), Section 7.24.2 of the Credit Agreement shall be amended in its entirety to read as follows:

                  7.24.2   Minimum Statutory Surplus.  The Borrower will cause the Significant Insurance Subsidiaries to maintain an aggregate Statutory Surplus of not less than (i) $110,272,875 in the Fiscal Quarters ending on March 31,
         2000, June 30, 2000, September 30, 2000 and December 31, 2000, and (ii) at all times thereafter, the sum of
         (a) $106,883,000, plus (b) 50% of the positive aggregate Statutory Net Income, if any, earned by the Significant
         Insurance Subsidiaries in each Fiscal Quarter beginning with the Fiscal Quarter ended September 30, 1998, plus
         (c) 75% of the Net Available Proceeds of any equity issuance (including any capital contribution to surplus of any
         Significant Insurance Subsidiary in respect of which no additional shares are issued) by any Significant Insurance
         Subsidiary after the Closing Date.

         2.       Consent and Waiver.  The Lenders hereby waive any breach of Section 8.3 of the Credit Agreement arising solely out of the failure of the Borrower to comply with Section 7.24.2 of the Credit Agreement during the Fiscal Quarter ended December 31, 1999.

         3.       Representations and Warranties of the Borrower.  The Borrower represents and warrants that:

                  (a)      The execution, delivery and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action and that this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the
         Borrower in accordance with its terms, except as the enforcement thereof may be subject to  the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally;

                                                                  1

                  (b)      Each of the representations and warranties contained in the Credit Agreement is true and correct in all material respects on and as of the date hereof as if made on the date hereof, except to the extent any such representation or warranty is stated
         to relate solely to an earlier date, in which case such representation or warranty shall have been true and correct on and as of such earlier date;

                  (c)      After giving effect to this Amendment, no Default or Unmatured Default has occurred and is continuing.

         4.       Effective Date.  Sections 1 and 2 of this Amendment shall become effective upon (a) the execution and delivery hereof by the
Borrower, the Agent and all the Lenders and (b) the receipt by the Agent of the fees set forth in that certain Fee Letter dated
March, 2000 (the "Fee Letter"), among the Arranger, the Agent and the Borrower.  The date upon which such event has occurred is the
"Effective Date".  In the event the Effective Date has not occurred on or before April 1, 2000, Sections 1 and 2 hereof shall not become operative and shall be of no force or effect.

         5.       Reference to and Effect Upon the Credit Agreement.

                  (a)      Except as specifically amended above, the Credit Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

                  (b)      The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Agent or any Lender under the Credit Agreement or any Loan Document, nor constitute a waiver of any provision of the
         Credit Agreement or any Loan Document, except as specifically set forth herein.  Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof," "herein" or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby.

         6.       Costs and Expenses.

                  (a)      The Borrower hereby affirms its obligation under Section 10.7 of the Credit Agreement to reimburse the Agent for all reasonable costs, internal charges and out-of-pocket expenses paid or incurred by the Agent in connection with the preparation, negotiation, execution and delivery of this Amendment, including but not limited to the attorneys' fees and time charges of attorneys for the Agent with respect thereto.

                  (b)      The Borrower hereby agrees that on the Effective Date, the Borrower shall pay the Arranger, the Agent and the Lenders the amendment fees set forth in the Fee Letter, which fees shall be deemed fully earned and non-refundable on the date hereof.

         7.       GOVERNING LAW.  THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO
CONFLICTS OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS BUT GIVING EFFECT TO FEDERAL LAWS APPLICABLE TO NATIONAL BANKS.

                                                                  2

         8.       Headings.  Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

         9.       Counterparts.  This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument.

                                                                  3

                                                                        Exhibit 10.17

                            AMENDMENT NO. 2 TO AMENDED AND RESTATED CREDIT AGREEMENT

         This Amendment (this "Amendment") is entered into as of September 20, 2000, by and among The Navigators
Group, Inc., a Delaware corporation (the "Borrower"), Bank One, NA (formerly known as The First National Bank of
Chicago), individually and as agent ("Agent"), and the other financial institutions signatory hereto.

                                                     RECITALS

         A.       The Borrower, the Agent and the Lenders are party to that certain Amended and Restated Credit
Agreement dated as of December 21, 1998, as amended by Amendment No. 1 to Amended and Restated Credit Agreement
dated as of March 28, 2000 (as so amended, the "Credit Agreement").  Unless otherwise specified herein, capitalized terms used in this Amendment shall have the meanings ascribed to them by the Credit Agreement.

         B.       The Borrower, the Agent and the undersigned Lenders wish to amend the Credit Agreement on the terms and conditions set forth below.

         NOW, THEREFORE, in consideration of the mutual execution hereof and other good and valuable consideration, the parties hereto agree as follows:

         1.       Amendments to Credit Agreement.  Upon the "Effective Date" (as defined below), the Credit Agreement shall be amended as follows:

                  (a)      The definition of "Letter of Credit Termination Date" in Article I of the Credit Agreement shall be amended to read as follows:

                  "Letter of Credit Termination Date" means November 19, 2002 or any later date as may be specified as the Letter of Credit Termination Date in accordance with Section 3.10 or any earlier date on which the Letter of Credit Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

                  (b)      The definition of "Revolving Credit Termination Date" in Article I of the Credit Agreement shall be amended to read as follows:

                  "Revolving Credit Termination Date" means November 19, 2004 or any earlier date on which the Aggregate Revolving Credit Commitment is reduced to zero or otherwise terminated pursuant to the terms hereof.

                  (c)      Section 2.7(a) of the Credit Agreement shall be amended and restated in its entirety to read as follows:

                  (a)      The Aggregate Revolving Credit Commitment shall be automatically and permanently reduced by the following amounts on the following dates (such reductions to take place regardless of any prior reductions of the Aggregate Revolving Credit Commitment pursuant to Section 2.7(b) but to be reduced in order of maturity by the amount of any prior reductions of the Aggregate Revolving Credit Commitment pursuant to Section 2.4(b)):

                  Date                                            Reduction Amount

                  July 1, 2000                                         $1,000,000
                  October 1, 2000                                      $1,000,000
                  January 1, 2001                                      $1,000,000
                  April 1, 2001                                        $1,000,000
                  July 1, 2001                                         $1,000,000
                  October 1, 2001                                      $1,000,000
                  January 1, 2002                                      $1,500,000
                  April 1, 2002                                        $1,500,000
                  July 1, 2002                                         $1,500,000
                  October 1, 2002                                      $1,500,000
                  January 1, 2003                                      $2,250,000
                  April 1, 2003                                        $2,250,000
                  July 1, 2003                                         $2,250,000
                  October 1, 2003                                      $2,250,000
                  January 1, 2004                                      $1,750,000
                  April 1, 2004                                        $1,750,000
                  July 1, 2004                                         $1,750,000
                  Revolving Credit Termination Date                    $1,750,000

                  (d)      Section 7.1(c) of the Credit Agreement shall be amended in its entirety to read as follows:

                  (c)      As soon as available and in any event (i) within seventy (70) days after the close of each Fiscal Year of each Insurance Subsidiary, the Annual Statement of such Insurance
         Subsidiary for such Fiscal Year as filed with the insurance commissioner (or similar authority)
         in such Insurance Subsidiary's state of domicile, together with (ii) within seventy (70) days after the close of each Fiscal Year of each Insurance Subsidiary, the opinion thereof of the chief financial officer of the Borrower stating that such Annual Statement presents the financial condition and results of operations of such Insurance Subsidiary in accordance with
         SAP, (iii) on or prior to each June 1 after the close of each Fiscal Year of each Insurance
         Subsidiary, the opinion of a firm of certified public accountants reasonably satisfactory to the Required Lenders, who shall have examined such Annual Statement and whose opinion shall not be qualified as to the scope of audit or as to the status of such Insurance Subsidiary as a going concern, and (iv) within one hundred twenty (120) days after the close of each Fiscal
         Year of each Insurance Subsidiary, a written review of and favorable opinion of KPMG Peat
         Marwick or another firm of certified public accountants reasonably satisfactory to the Required
         Lenders on the methodology and assumptions used to calculate the Loss Reserves of such
         Insurance Subsidiary at the end of such Fiscal Year (as shown on the Annual Statement of such
         Insurance Subsidiary prepared in accordance with SAP).

                  (e)      Section 7.10 of the Credit Agreement shall be amended in its entirety to read as follows:

                  7.10     Dividends and Stock Repurchases.  The Borrower will not, nor will it permit any Subsidiary to, declare or pay any dividends or make any distributions on its capital stock
         (other than dividends payable in its own capital stock) or redeem, repurchase or otherwise acquire or retire any of its capital stock or any options or other rights in respect thereof at any time outstanding, except that (a) any Subsidiary may declare and pay dividends or make distributions to the Borrower or to a Wholly-Owned Subsidiary of the Borrower and (b) the
         Borrower may repurchase capital stock in an aggregate amount not to exceed $3,000,000 in any
         Fiscal Year; provided, however, that the Borrower may not repurchase any capital stock unless
         (i) the aggregate Statutory Surplus of all Significant Insurance Subsidiaries, as reflected in the most recent annual or quarterly financial statements of the Borrower delivered pursuant to
         Section 7.1(a) or (b), is equal to or greater than $120,000,000 and (ii) the Aggregate
         Revolving Credit Commitment is equal to or less than $23,000,000.

                  (f)      Section 7.24.1 of the Credit Agreement shall be amended in its entirety to read as follows:

                           7.24.1.  Minimum Consolidated Tangible Net Worth.  The Borrower will at all times maintain Consolidated Tangible Net Worth of not less than the sum of (a) $110,729,000, plus
         (b) 75% of the cumulative positive Consolidated Net Income, if any, earned from July 1, 1998 to the date of calculation, plus (c) 75% of the Net Available Proceeds of any equity issuance
         (including any capital contribution to surplus of the Borrower in respect of which no additional shares are issued) by the Borrower after the Closing Date.

                  (g)      Section 7.24.2 of the Credit Agreement shall be amended in its entirety to read as follows:

                  7.24.2   Minimum Statutory Surplus.  The Borrower will cause the Significant Insurance
         Subsidiaries to maintain an aggregate Statutory Surplus of not less than (i) $110,272,875 in each Fiscal Quarter ending on or before December 31, 2001, and (ii) at all times thereafter, the sum of (a) $110,272,875, plus (b) 50% of the cumulative positive aggregate Statutory Net
         Income, if any, earned by the Significant Insurance Subsidiaries from January 1, 2002 to the date of calculation, plus (c) 75% of the Net Available Proceeds of any equity issuance
         (including any capital contribution to surplus of any Significant Insurance Subsidiary in respect of which no additional shares are issued) by any Significant Insurance Subsidiary after the Closing Date.

                  (h)      Section 9.2 of the Credit Agreement shall be amended in its entirety to read as follows:

                  9.2.     Amendments.  Subject to the provisions of this Article IX, the Required
         Lenders (or the Agent with the consent of the Required Lenders) and the Borrower may enter into agreements supplemental hereto for the purpose of adding or modifying any provisions to the
         Facility Documents or changing in any manner the rights of the Lenders or the Borrower hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of each Lender:

                           (a)      Extend the final maturity of any Revolving Credit Loan or forgive all or any portion of the principal amount thereof, or reduce the rate or extend the time of payment of interest or fees hereunder;

                           (b)      Reduce the percentage specified in the definition of Required Lenders;

                           (c)      Reduce the amount of or extend the date for the mandatory payments and commitment and facility reductions required under Section 2.1(b) or 2.7, or increase the amount of the Revolving Credit Commitment or Letter of Credit Participation Amount of any
         Lender hereunder;

                           (d)      Extend the Revolving Credit Termination Date or the Letter of Credit
         Termination Date, permit any Letter of Credit to have an expiry date beyond the fifth anniversary of its effective date, permit the amendment or extension of any Letter of Credit or, except as otherwise set forth in Section 3.1(b), permit the renewal of any Letter of Credit;

                           (e)      Release any guarantor of any Obligations or, except as provided in the Pledge Agreement, release all or substantially all of the collateral for the Obligations;

                           (f)      Permit any assignment by the Borrower of its Obligations or its rights hereunder; or

                           (g)      Permit any amendment of the Reinsurance Guidelines;

         provided, further, that no such supplemental agreement shall, without the consent of the
         Required Lenders (which shall, in any event, include Brown Brothers), amend Section 7.11, 7.12, or 7.24, clauses (a) through (f) of Section 7.14 or this Section 9.2.  No amendment of any provision of this Agreement relating to the Agent shall be effective without the written consent of the Agent.  The Agent may waive payment of the fee required under Section 13.3.2 without obtaining the consent of any other party to this Agreement.

                  (i)      The Pricing Schedule to the Credit Agreement is hereby amended by adding the following new paragraph at the end thereof:

                  Notwithstanding anything to the contrary contained in this Pricing Schedule, unless
         (a) the aggregate Statutory Surplus of all Significant Insurance Subsidiaries, as reflected in the most recent annual or quarterly financial statements of the Borrower delivered pursuant to
         Section 7.1(a) or (b), is equal to or greater than $120,000,000 and (b) the Aggregate Revolving
         Credit Commitment is equal to or less than $23,000,000, Level IV Status shall exist.

                  (j)      Schedule 1 of the Credit Agreement is hereby deleted in its entirety and replaced with Schedule 1 attached hereto and made a part hereof.

         2.       Representations and Warranties of the Borrower.  The Borrower represents and warrants that:

                  (a)      The execution, delivery and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action and that this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as the enforcement thereof may be subject to  the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally;

                  (b)      Each of the representations and warranties contained in the Credit Agreement is true and correct in all material respects on and as of the date hereof as if made on the date hereof, except to the extent any such representation or warranty is stated to relate solely to an earlier date, in which case such representation or warranty shall have been true and correct on and as of such earlier date;

                  (c)      After giving effect to this Amendment, no Default or Unmatured Default has occurred and is continuing.

         3.       Effective Date.  Section 1 of this Amendment shall become effective upon (a) the execution and delivery hereof by the Borrower, the Agent and all the Lenders, and (b) receipt by the Agent for the benefit of the
Lenders of an amendment fee in the amount of $124,500 (the "Amendment Fee").

         4.       Reduction of Letter of Credit Commitment.  If, on the Effective Date, the aggregate amount of the Letter of Credit Obligations exceed the Letter of Credit Commitment, as amended hereby, then on the Effective Date the
Borrower shall deposit cash or Cash Collateral Investments in the amount of such excess into the Letter of Credit
Cash Collateral Account.

         5.       Reference to and Effect Upon the Credit Agreement.

                  (a)      Except as specifically amended above, the Credit Agreement and the other Loan Documents shall remain in full force and effect and are hereby ratified and confirmed.

                  (b)      The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Agent or any Lender under the Credit Agreement or any Loan Document, nor constitute a waiver of any provision of the Credit Agreement or any Loan Document, except as specifically set forth herein.
Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement,"
"hereunder," "hereof," "herein" or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby.

         6.       Costs and Expenses.

                  (a)      The Borrower hereby affirms its obligation under Section 10.7 of the Credit Agreement to reimburse the
Agent for all reasonable costs, internal charges and out-of-pocket expenses paid or incurred by the Agent in connection with the preparation, negotiation, execution and delivery of this Amendment, including but not limited to the attorneys' fees and time charges of attorneys for the Agent with respect thereto.

                  (b)      The Borrower hereby agrees that on the Effective Date, the Borrower shall pay the Arranger, the Agent and the Lenders the Amendment Fee, which Amendment fee shall be deemed fully earned and non-refundable on the date hereof.

         7.       GOVERNING LAW.  THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS
(AS OPPOSED TO CONFLICTS OF LAWS PROVISIONS) OF THE STATE OF ILLINOIS BUT GIVING EFFECT TO FEDERAL LAWS
APPLICABLE TO NATIONAL BANKS.

         8.       Headings.  Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

         9.       Counterparts.  This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original but all such counterparts shall constitute one and the same instrument.

