Form 10-K
period 2000-12-31
NAVIGATORS GROUP INC
filed 2001-04-02
CIK 793547

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                            For the fiscal year ended
                                December 31, 2000

                           Commission File No. 0-15886

                         THE NAVIGATORS GROUP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                  13-3138397
State or other jurisdiction of              (I.R.S. employer identification no.)
incorporation or organization)

One Penn Plaza, New York, New York                                  10119
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code:(212) 244-2333

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, $.10
                                                  Par Value (Title of Class)

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

The aggregate  market value of voting stock held by  non-affiliates  as of March
20, 2001 was  $57,305,000.  The number of common shares  outstanding as of March
20, 2001 was 8,419,762.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's  2001 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                        1

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

Part I

Item 1. BUSINESS

General

     The  accompanying  consolidated  financial  statements  consisting  of  the accounts of The Navigators  Group,  Inc., a Delaware  holding  company,  and its twelve active wholly owned  subsidiaries are prepared on the basis of accounting principles generally accepted in the United States ("GAAP").  Unless the context otherwise  requires,  the term  "Company"  as used herein  means The  Navigators
Group,  Inc. and its  subsidiaries.  The term Parent Company is used to mean the
Company without its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

     The Company's two insurance company  subsidiaries are Navigators  Insurance
Company  ("Navigators  Insurance"),  which includes a United Kingdom Branch ("UK
Branch"),  and  NIC  Insurance  Company  ("NIC").  Navigators  Insurance  is the
Company's  largest  insurance  subsidiary  and has been active  since  1983.  It specializes  principally in underwriting  marine  insurance and related lines of business  and a  contractors'  general  liability  program.  NIC, a wholly owned subsidiary of Navigators  Insurance,  began operations in 1990. It underwrites a small book of surplus  lines  insurance in certain  states and cedes 100% of its gross writings from this business to Navigators Insurance.  Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

     In order to establish a common  identity  under the  Navigators  name,  the
Company  changed the name of several of its  subsidiaries in March 2001. The new names will be used throughout this document.  Five of the Company's subsidiaries are marine underwriting  management  companies:  Navigators  Management Company,
Inc. (formerly Somerset Marine,  Inc.),  Navigators Insurance Services of Texas,
Inc.  (formerly  Somerset  Insurance  Services  of  Texas,   Inc.),   Navigators
California  Insurance  Services,  Inc.  (formerly Somerset Insurance Services of
California,  Inc.), Navigators Insurance Services of Washington,  Inc. (formerly
Somerset Insurance Services of Washington,  Inc.) and Navigators Management (UK)
Limited (formerly Somerset Marine (UK) Limited)  (collectively,  the "Navigators
Agencies"). The Navigators Agencies described above (formerly referred to as the
Somerset Companies) produce, manage and underwrite insurance and reinsurance for
Navigators Insurance, NIC and four unaffiliated insurance companies.

     The Navigators  Agencies  specialize in writing marine and related lines of business.  The marine business is written through a pool of insurance companies,
Navigators  Insurance  having  the  largest   participation  in  the  pool.  The
Navigators Agencies derive their revenue from commissions, service fees and cost reimbursement arrangements from their Parent Company,  Navigators Insurance, NIC and the unaffiliated insurers. Commissions are earned both on a fixed percentage
of  premiums  and  on  underwriting   profits  from  business  placed  with  the
participating  insurance companies within the pool. Other than a small amount of war and satellite  business,  the Company withdrew from the aviation business in
October  1998 due to  inadequate  pricing.  In 1999,  the Company  produced  its onshore energy,  engineering  and  construction  business  through the Company's facilities at Lloyd's of London  ("Lloyd's").  Prior to 1999,  this business was produced by the Navigators Agencies.

     In April 1999,  the  Company  acquired  Anfield  Insurance  Services,  Inc.
("Anfield"),  an insurance  agency located in San Francisco,  California,  which specializes  in  underwriting  general  liability  insurance  coverage for small artisan and general  contractors on the West Coast.  Anfield  produces  business exclusively  for the Insurance  Companies  and is included  with the  Navigators
Agencies unless otherwise noted. In 2001, Anfield will become part of Navigators
California Insurance Services, Inc.

     Navigators  Holdings (UK) Limited is a holding company for the Company's UK subsidiaries.  Navigators  Management (UK) Limited produces  business for the UK
Branch  of  Navigators  Insurance  and four  unaffiliated  insurance  companies.
Navigators Corporate Underwriters Limited ("NCUL") is admitted to do business at
Lloyd's of London ("Lloyd's") as a corporate member with limited  liability.  In
January 1998, the Company acquired  Mander,  Thomas &  Cooper  (Underwriting
Agencies) Limited ("MTC"), a Lloyd's marine  underwriting  managing agency which manages  Lloyd's  Syndicate  1221, and its wholly owned  subsidiary,  Millennium
Underwriting  Limited  ("Millennium"),  a Lloyd's  corporate member with limited liability.  Both NCUL and Millennium provide capacity to Lloyd's Syndicate 1221.
In August  1999,  MTC  formed  Pennine  Underwriting  Limited,  an  underwriting managing  agency  located  in  Northern  England,  which  underwrites  cargo and engineering  business for Lloyd's  Syndicate 1221. In March 2001, MTC's Board of
Directors  approved that MTC's name would be changed to Navigators  Underwriting
Agency Limited. The name change is expected to occur in 2001.

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

     The Company's revenue is primarily  comprised of premiums,  commissions and investment  income.  The Insurance  Companies derive their premium from business written by the  Navigators  Agencies.  The  Insurance  Companies  are managed by
Navigators  Management Company, Inc. The Lloyd's Operations derive their premium from business written by MTC.

Lines of Business

     The Company  primarily  writes  marine,  onshore  energy,  engineering  and construction  insurance,  and  a  contractors'  general  liability  program.  As underwritten by the Company,  marine insurance includes hull, energy,  liability and cargo;  onshore energy  primarily covers property damage with an emphasis on the oil and petrochemical  sectors;  and engineering and construction  primarily covers construction projects including machinery,  equipment and loss of use due to delays.  As discussed  above,  the Company has generally  withdrawn  from the aviation  market.  In 1999, the production of onshore  energy,  engineering  and construction business was transferred from Navigators Insurance to the Company's facilities at Lloyd's.  See the table set forth in "Management's  Discussion and
Analysis - Results of  Operations - Revenues"  for the  Company's  gross written premium by segment and line of  business,  and ceded and net written  premium by segment for the periods indicated.

Marine Insurance

     Navigators  Insurance obtains marine business through  participation in the marine pool managed by the Navigators Agencies.  The composition of the pool and the level of participation of each member changes from time to time.  Navigators
Insurance's net  participation  in the marine pool increased from 60% in 1998 to
75% in 1999 and 2000.

     In 1998, 1999 and 2000, the Navigators Agencies received  commissions equal to 7.5% of the gross  premium  earned on marine  insurance  and are  entitled to receive a 20% profit commission on the net underwriting profits of the pool.

     The Lloyd's marine premium is generated as the result of capacity  provided to Syndicate 1221 by NCUL and  Millennium.  The Company's share of the premiums, losses and  expenses  from the Lloyd's  marine  syndicates  are  included in the
Company's results but are not included in the Insurance Companies' results since
NCUL and Millennium are not part of the Insurance Companies' operations.

Aviation Insurance

     The Company's  aviation  business had been written by Navigators  Insurance until October 1998 when Navigators Insurance decided to no longer write aviation business  due to  inadequate  pricing,  other  than a  small  amount  of war and satellite business.

Onshore Energy

     In 1996,  Navigators Insurance began to underwrite onshore energy insurance which  principally  focuses  on the  oil and  gas,  chemical  and  petrochemical industries with coverages  primarily for property damage.  In 1999 and 2000, the onshore energy business was written through the Company's facilities at Lloyd's.

Engineering and Construction

     In 1997,  Navigators  Insurance began writing  engineering and construction
business  consisting  of  coverage  for  construction   projects  including  the
machinery,  equipment  and  loss of use due to  delays.  In 1999 and  2000,  the
engineering  and  construction   business  was  written  through  the  Company's
facilities at Lloyd's.

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

     The  Company's   Reinsurance  Security  Committee  monitors  the  financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers.  To the  extent  that it is  determined  that  the  ultimate  amount collectible  is less than the  amount  recorded  as a  receivable,  a reserve is established.  At December 31, 2000 and 1999,  the Company had an  allowance  for
uncollectible  reinsurance  of  $2,500,000  and  $1,250,000,   respectively.  In
addition, in 1999 the Company recorded a charge against earnings of $6.6 million for unrecoverable reinsurance from New Cap Reinsurance Corporation Limited which participated in the Company's 1997 and 1998 reinsurance programs.

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
Such estimates are regularly reviewed and updated and any resulting  adjustments are included in income currently.  Even then, the ultimate  liability may exceed or be less than the  revised  estimates.  The  reserving  process is intended to provide  implicit  recognition  of the  impact of  inflation  and other  factors affecting  loss payments by taking into account  changes in  historical  payment patterns and perceived probable trends. There is generally no precise method for the  subsequent  evaluation  of the  adequacy  of  the  consideration  given  to inflation,  or to any other specific factor,  because the eventual deficiency or redundancy  of  reserves  is  affected  by  many  factors,  some  of  which  are interdependent. The Company does not discount any of its reserves.

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

         The following table presents an analysis of losses and LAE:

                                                                       Year Ended December 31,

                                                                 2000            1999           1998
                                                                             (In thousands)

Net reserves for losses and LAE at
      beginning of year..................................      $170,530        $150,517        $139,841

Provision for losses and LAE for
     claims occurring in the current year................        60,152          45,001          46,050

Lloyd's portfolio transfer - reinsurance to close........         7,854          15,533          19,655

Increase (decrease) in estimated losses and
     LAE for claims occurring in prior years.............        (4,994)          9,380          (3,383)

Incurred losses and LAE .................................        63,012          69,914          62,322

Losses and LAE payments for claims
     occurring during:
         Current year....................................       (15,358)        (10,925)         (9,848)
         Prior years.....................................       (43,301)        (38,976)        (41,798)
Losses and LAE payments..................................       (58,659)        (49,901)        (51,646)

Net reserves for losses and LAE at end of year...........       174,883         170,530         150,517

Reinsurance receivables on unpaid losses and LAE.........       182,791         220,564         191,927

Gross reserves for losses and LAE at end of year.........     $ 357,674       $ 391,094       $ 342,444
                                                                =======         =======         =======

     The following  table presents the development of the Company's loss and LAE reserves  for 1990  through  2000.  The line "Net  reserves  for losses and LAE"
reflects  the net reserves at the balance  sheet date for each of the  indicated
years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance  sheet date.  The  "Reserves  re-estimated"
lines of the table reflect the  re-estimated  amount of the previously  recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more  information  becomes  known about the frequency and severity of claims for individual years. The "Cumulative  redundancy  (deficiency)" lines of the table reflect the cumulative  amounts  developed as of successive years with respect to the aforementioned  reserve liability.  The cumulative  redundancy or deficiency  represents  the  aggregate  change in the  estimates  over all prior years.

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

                                                                            Year Ended December 31,

                                     1990     1991       1992     1993       1994     1995      1996     1997     1998      1999      2000

                                                                                (In thousands)
Net reserves for losses
   and LAE.................        $70,457  $77,507    $89,361  $103,176   $135,377  $138,761  $132,558 $139,841  $150,517 $170,530 $174,883
Reserves for losses and
LAE re-estimated as of:
   One year later..........         71,643   80,478     94,785   104,306    142,400   136,309   131,524  136,458   159,897  165,536
   Two years later.........         73,849   80,937     98,062   102,831    139,139   134,324   127,901  138,991   149,741
   Three years later.......         73,441   81,322     98,338   101,537    138,155   131,658   126,457  129,592
   Four years later........         73,349   80,652     97,257   100,432    135,482   131,018   117,388
   Five years later........         72,706   79,469     96,889    98,805    134,197   122,845
   Six years later.........         71,730   79,239     96,358    97,740    129,213
   Seven years later.......         71,620   78,742     94,457    93,812
   Eight years later.......         71,003   77,167     93,578
   Nine years later........         70,622   77,549
   Ten years later.........         71,336
Net cumulative redundancy
   (deficiency)............           (879)      42     (4,217)    9,364      6,164    15,916    15,170   10,249       776    4,994

Net cumulative paid as of:
   One year later..........         22,784   25,741     37,998    32,700     47,187    39,741    32,416   41,798    38,976   43,301
   Two years later.........         36,532   43,688     54,552    53,603     69,960    59,397    59,796   64,301    63,400
   Three years later.......         47,060   51,753     65,997    62,769     83,921    78,821    71,420   74,588
   Four years later........         51,769   59,308     72,063    69,356     97,499    87,876    77,593
   Five years later........         57,421   63,138     75,864    75,534    104,454    92,189
   Six years later.........         60,291   65,441     80,193    80,308    107,469
   Seven years later.......         61,837   68,192     84,132    81,584
   Eight years later.......         63,753   70,868     85,010
   Nine years later........         66,067   71,683
   Ten years later.........         66,761

Gross liability-end of year........................    224,191   247,346    314,898   273,854   269,601  278,432   342,444  391,094  357,674
Reinsurance recoverable............................    134,830   144,170    179,521   135,093   137,043  138,591   191,927  220,564  182,791
                                                       -------   -------    -------   -------   -------  -------   -------  -------  -------
Net liability-end of year..........................     89,361   103,176    135,377   138,761   132,558  139,841   150,517  170,530  174,883

Gross re-estimated latest..........................    290,608   272,071    356,589   302,199   294,593  312,859   376,796  394,259
Re-estimated recoverable latest....................    197,030   178,259    227,376   179,354   177,205  183,267   227,055  228,723
                                                       -------   -------    -------   -------   -------  -------   -------  -------
Net re-estimated latest............................     93,578    93,812    129,213   122,845   117,388  129,592   149,741  165,536

Gross cumulative (deficiency)......................    (66,417)  (24,725)   (41,691)  (28,345)  (24,992) (34,427)  (34,352)  (3,165)

     The net cumulative deficiency for the year ended December 31, 1992 resulted from adverse  development in certain lines of business.  The 1992 and 1993 gross cumulative  deficiencies resulted primarily from the 1989 Exxon Valdez loss. The gross cumulative deficiencies for 1994 and 1995 resulted primarily from the 1994
Northridge  Earthquake  loss,  the 1989  Exxon  Valdez  loss and a large  marine liability  claim  reported in 1999  affecting  years 1994 through 1998. The 1996 gross cumulative  deficiency  resulted from adverse development in several lines of  business.  The  1997  gross  cumulative  deficiency  resulted  from  adverse development in the onshore energy  business and from one large 1989 claim from a runoff book of business which also  adversely  affected years prior to 1997. The deficiency in 1998 resulted from the two marine  liability claims  mentioned,  a
large  energy  claim   incurred  in  1998  and  reported  in  1999  and  reserve
strengthening in the Company's Lloyd's  Operations.  The adverse  development on the Company's  gross reserves has been mostly  reinsured  through excess of loss reinsurance treaties.

     Management  believes  that the  reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

Environmental Pollution and Asbestos Related Claims

     In  2000,  1999  and  1998,  the  Company  paid  gross  losses  and  LAE of
$1,158,000, $665,000 and $2,091,000,  respectively, resulting in net paid losses and LAE of $173,000,  $378,000 and  $369,000,  respectively,  for  environmental pollution and asbestos  related  claims.  As of December 31, 2000 and 1999,  the
Company carried gross reserves of $3,364,000 and $3,712,000,  respectively,  and net  reserves  of  $994,000  and  $1,088,000,  respectively,  for the  potential exposure to such claims.  Management  believes that its reserves for such claims are adequate  because the Company's  participation in such risks is generally in the higher excess layers and,  based on a continuing  review of such claims,  it believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage;  however, due to significant  assumptions inherent in estimating  these  exposures,  actual  liabilities  could  differ  from  current estimates.  At December 31, 2000, there were 412 open claims with  environmental pollution or asbestos exposures. Management will continue to review its exposure to and reserves for such claims.  Any potential  exposure to these claims exists predominantly in connection with the marine business.

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

     The  Insurance  Companies'  investments  are subject to the  direction  and control of its Board of  Directors  and are reviewed on a quarterly  basis.  The investments  are  managed  by  outside  professional  fixed  income  and  equity portfolio managers.  Current investment  objectives are to maximize annual after tax income in the context of  preserving  and  enhancing  capital and  statutory surplus. The Insurance Companies seek to obtain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds, and preferred and common stocks.  Due to the Company being in an  alternative  minimum tax ("AMT")
position,   the  portfolio  managers  have  been  reducing  the  municipal  bond portfolio.  The Insurance Companies' investment guidelines require that at least
90% of the fixed  income  portfolio  be rated  "A-" or  better  by a  nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges.  At
December 31, 2000 and 1999, all fixed maturity and equity securities held by the
Company were classified as available-for-sale.

     The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state
insurance  departments.   These  guidelines  typically  require  investments  in
short-term  instruments.  This  investment  income is paid to the pool  members, including Navigators Insurance.

     The table set forth below  reflects  investments  and income earned thereon for the Company on a consolidated basis and for the Insurance Companies for each of the three years ended December 31, 2000:
                                                               Year Ended December 31,
                                                         2000           1999           1998
                                                                 (Dollars in thousands)
The Company Consolidated (1)
Average investments..................................    $281,770       $273,738       $259,121
Net investment income................................      18,447         15,985         15,209
Average yield........................................        6.55%         5.84%          5.87%
Insurance Companies
Average investments..................................    $241,208       $247,396       $251,422
Net investment income................................      15,536         14,573         14,659
Average yield........................................        6.44%         5.89%          5.83%

(1)  The Company's average investments  include NCUL's and Millennium's  portion of the investments held by Lloyd's Syndicate 1221 which is presented in the
     Company's balance sheet as Funds due from Lloyd's syndicates.

     The  following  table shows the cash and  investments  of the Company as of
December 31, 2000:

                                                  Carrying Value               Percent
                                                 (In thousands)                of Total

Cash and short-term investments..................  $   19,788                     7.9%
U.S. Treasury Bonds and GNMAs....................      48,474                    19.3
Municipal bonds..................................      60,483                    24.1
Mortgage backed securities (excluding GNMAs).....      15,292                     6.1
Asset backed securities..........................      44,173                    17.6
Corporate bonds..................................      56,706                    22.5
Common stocks    ................................       6,269                     2.5
         Total  .................................  $  251,185                   100.0%
                                                    =========                   =====

Regulation

     The Parent Company,  the Insurance Companies and the Lloyd's Operations are
subject to regulation  under the insurance  statutes  including  holding company statutes of various states,  the UK regulatory  authorities  and Lloyd's.  These regulations vary but generally require insurance holding companies, and insurers that are  subsidiaries  of  holding  companies,  to  register  and file  reports concerning their capital structure,  ownership,  financial condition and general business  operations.  Such regulations also generally  require prior regulatory agency approval of changes in control of an insurer and of  transactions  within
the  holding  company   structure.   The  regulatory   agencies  have  statutory
authorization   to  enforce   their  laws  and   regulations   through   various
administrative orders and enforcement proceedings.

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

     Navigators  Insurance and NIC may only pay dividends out of their statutory earned surplus under New York insurance  law.  Generally,  the maximum amount of dividends  Navigators  Insurance and NIC may pay without regulatory  approval in any twelve-month  period is the lesser of adjusted net investment  income or 10%
of statutory surplus.

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

     As  part  of its  general  regulatory  oversight  process,  the  Department conducts  detailed  examinations of the books,  records and accounts of New York insurance companies every three to five years. Navigators Insurance and NIC were examined by the  Department  for the years 1991 through 1995. The Department did not  recommend any  adjustments  to the Insurance  Companies'  previously  filed statutory financial statements. The Insurance Companies have been advised by the
Department that they are scheduled for an audit to begin in mid 2001.

     The Insurance  Regulatory  Information System ("IRIS") was developed by the
National  Association  of  Insurance  Commissioners  ("NAIC")  and  is  intended primarily to assist state  insurance  departments in executing  their  statutory mandates to oversee the financial  condition of insurance companies operating in their respective  states.  IRIS identifies  twelve industry ratios and specifies
"usual  values" for each ratio.  Departure from the usual values on four or more
of  the  ratios  can  lead  to  inquiries  from   individual   state   insurance
commissioners as to certain aspects of an insurer's business. As of December 31,
2000 and 1999, the Insurance Companies' results were within the usual values for all IRIS ratios except for the 1999 `change in net  writings'  ratio for NIC due to the reinsurance arrangement between NIC and Navigators Insurance.

     The NAIC recently completed a project which codifies  statutory  accounting practices  for  insurance  enterprises.  As a result of this  process,  the NAIC issued a revised statutory  Accounting Practices and Procedures Manual that will be  effective  January 1, 2001 for the  calendar  year 2001.  The  Company  will prepare its statutory basis financial  statements in accordance with the revised statutory  manual subject to any  deviations  prescribed or permitted by the New
York Insurance Commissioner. The Company has determined that these changes would not have resulted in a negative  impact to the statutory  capital and surplus of the Insurance Companies had the changes been implemented for 2000.

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

     State  insurance  departments  have adopted a methodology  developed by the
NAIC for  assessing  the adequacy of statutory  surplus of property and casualty insurers  which includes a risk-based  capital  formula that attempts to measure statutory  capital  and surplus  needs based on the risks in a company's  mix of products  and  investment  portfolio.  The  formula is  designed  to allow state insurance regulators to identify potential weakly capitalized  companies.  Under the formula,  a company  determines its "risk-based  capital"  ("RBC") by taking into account  certain  risks related to the insurer's  assets  (including  risks related to its  investment  portfolio and ceded  reinsurance)  and the insurer's liabilities  (including  underwriting risks related to the nature and experience of its  insurance  business).  The RBC rules  provide  for  different  levels of regulatory  attention  depending  on the  ratio of a  company's  total  adjusted capital to its "authorized  control level" of RBC. Based on calculations made by
Navigators Insurance and NIC, their RBC level exceeds a level that would trigger regulatory  attention.  In their respective 2000 statutory financial statements,
Navigators  Insurance  and NIC have  complied  with  the  NAIC's  RBC  reporting requirements.

     In addition to regulations  applicable to insurance agents  generally,  the
Navigators  Agencies are subject to Managing  General Agents Acts in their state of domicile and in certain other jurisdictions where they do business.

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

     No single  insured or reinsured  accounted for 10% or more of the Company's gross written premium in 2000.

     Another  competitive  factor in the industry  involves  banks and brokerage firms  breaking  down the barriers  between  various  segments of the  financial services  industry,  including  insurance.  These efforts pose new challenges to insurance  companies  and  agents  from  industries  traditionally  outside  the insurance business.

Employees

     As of December 31, 2000, the Company had 121 full-time employees.

Item 2. PROPERTIES

     The Company's  administrative offices are occupied pursuant to a lease from an unaffiliated company which expires June 30, 2010 in a building located at One
Penn Plaza,  New York,  New York.  Several of the  Company's  subsidiaries  have noncancellable operating leases for their respective office locations.

     In January 2000,  the Company  purchased a `flat' in London to  accommodate visitors  to its  London  operations.  The  cost of the  flat  was(pound)507,375
($820,000) for a 75 year lease.

Item 3. LEGAL PROCEEDINGS

     The Company is not a party to or the subject of, any material pending legal proceedings  which depart from the ordinary routine  litigation  incident to the kinds  of  business  conducted  by the  Company,  except  for an  assessment  on
Navigators  Insurance by the Institute of London  Underwriters  ("ILU"). In late
1998,  the  ILU  advised  its  then  forty-one  members,   including  Navigators
Insurance, that they were each being assessed  approximately(pound)900,000 ($1.3 million) to pay for anticipated  operating  deficits  arising from the long term lease  of the  ILU  building  located  in  London  (the  "ILU  Building").  This assessment was to be paid in cash or by providing a letter of credit.

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

There were no matters  submitted to a vote of security holders during the fourth quarter of 2000.

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

     The high and low bid prices for the four  quarters  of 2000 and 1999 are as follows:

                                                  2000                                       1999
                                       High                Low                      High                Low

First Quarter..............           $11.31             $  8.75                   $16.13              $13.50
Second Quarter.............           $10.50             $  8.63                   $15.00              $14.00
Third Quarter..............           $12.25             $  8.75                   $16.00              $13.38
Fourth Quarter.............           $14.13             $ 10.75                   $14.13              $ 9.13

     There were  approximately  100 holders of record of shares of the Company's common stock as of March 20, 2001.  However,  management  believes  there are in excess of 1,000 beneficial owners of the stock.

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

Item 6. SELECTED FINANCIAL DATA

     The following table sets forth summary consolidated  financial  information of the Company for each of the years in the five-year  period ended December 31,
2000 derived from the Company's audited consolidated  financial statements.  See the  Consolidated  Financial  Statements of the Company  including notes thereto included herein.

                                                                Year Ended December 31,

                                           2000              1999           1998             1997            1996
                                              (In thousands, except book value and net income per share data)
Operating Information:
Net earned premium..................    $  97,240         $ 89,442        $ 91,203       $  85,002        $  78,731
Net investment income...............       18,447           15,985          15,209          14,435           13,614
Total revenues......................      120,084          105,624         115,120         108,217          102,788
Income (loss)
   before income taxes..............       10,338           (5,392)         15,153          17,184           20,874
Net income (loss)...................        7,032           (3,652)         11,489          12,546           16,752

Net income (loss) per share:
   Basic............................    $    0.84         $  (0.43)      $    1.37       $    1.51        $    2.04
   Diluted..........................    $    0.84         $  (0.43)      $    1.36       $    1.50        $    2.02
Average common shares:
   Basic............................        8,414            8,419           8,414           8,296            8,197
   Diluted ........................         8,414            8,419           8,459           8,385            8,286
Balance Sheet Information
(at end of period):
Total investments & cash............    $ 251,185         $246,688        $257,232        $258,572         $240,720
Total assets........................      614,975          631,324         592,086         501,207          457,095
Loss and LAE reserves...............      357,674          391,094         342,444         278,432          269,601
Notes payable.......................       22,000           24,000          23,500          20,942           17,942
Stockholders' equity................      143,480          130,365         143,266         131,242          115,542
Book value per share................    $   17.05         $  15.51       $   16.96        $  15.68        $   14.03

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND  RESULTS OF OPERATIONS

General

     The  Company  is  a  holding   company  with  twelve  active  wholly  owned
subsidiaries.  See  "BUSINESS-General"  included herein for a description of the
Company.

     The Company's revenue is primarily  comprised of premiums,  commissions and investment income. The Insurance  Companies derive the majority of their premium from business written by the Navigators  Agencies.  The Insurance  Companies are
managed by Navigators  Management  Company,  Inc. The Lloyd's  Operations derive their premium from business written by MTC.

Results of Operations

     General.  The  Company's  1998,  1999 and 2000 results of operations reflect intense market  competition in the marine business which started to ease slightly in 2000.

     The 1999 results include a charge against  earnings of  approximately  $6.6 million pretax resulting in an after tax charge of approximately $4.3 million as the result of  unrecoverable  reinsurance  from New Cap Reinsurance  Corporation
Limited  ("New  Cap  Re")  which  participated  in the  Company's  1997 and 1998 reinsurance programs.

     Revenues.  Gross written  premium  decreased  from $172.2 million in
1998 to $167.1  million in 1999 and  increased  to $188.4  million in 2000.  The following  table sets forth the Company's  gross written  premium by segment and line of business,  and ceded and net written  premium by segment for the periods indicated:

                                                                        Year Ended December 31,
                                                          2000                  1999                    1998
                                                                     (Dollars in thousands)

Lloyd's Operations:
   Marine...............................          $  76,101     40%      $  63,040    38%        $  46,637    27%
   Engineering and Construction.........                936      1             961     1                -      -
   Onshore Energy.......................                520      -           1,346     1                -      -
                                                   --------     --        --------    --          --------    --
     Gross Written Premium..............             77,557     41          65,347    40            46,637    27
                                                                --                    --                      --
     Ceded Written Premium..............            (21,257)               (12,250)                 (7,441)
                                                   --------                -------                --------
     Net Written Premium................             56,300                 53,097                  39,196
                                                   --------               --------                --------

Insurance Companies:
   Marine...............................             81,664     44          82,086    49            64,043    37
   Program Insurance....................             28,360     15          18,581    11            15,684     9
   Aviation.............................                191      -             180     -            23,405    14
   Onshore Energy.......................                 82      -             812     -            11,418     7
   Engineering and Construction.........                452      -             (77)    -             9,976     6
   Other................................                119      -             183     -             1,048     -
                                                   --------     --        --------    --          --------    --
     Gross Written Premium..............            110,868     59         101,765    60           125,574    73
                                                                --                    --                      --
     Ceded Written Premium..............            (59,075)               (60,778)                (76,288)
                                                   --------               --------                --------
     Net Written Premium................             51,793                 40,987                  49,286
                                                   --------               --------                --------

        Total Gross Written Premium.....            188,425    100%        167,112   100%          172,211   100%
                                                               ===                   ===                     ===

        Total Ceded Written Premium.....            (80,332)               (73,028)                (83,729)
                                                    -------                -------                 -------

        Total Net Written Premium.......          $ 108,093              $  94,084               $  88,482
                                                   ========               ========                ========

Lloyd's Operations

     The  Lloyd's  premium is  generated  as the  result of NCUL and  Millennium providing  capacity  to Lloyd's  Syndicate  1221  which is  managed by MTC.  The premiums,  losses and expenses from the Lloyd's  Operations  are included in the
Company's  consolidated  financials  but  are  not  included  in  the  Insurance
Companies'  results.

     Lloyd's Syndicate 1221 had capacity  of(pound)66.3  million ($96.0 million)
in  2000,(pound)67.0  million ($105.9  million) in 1999  and(pound)66.9  million
($111.1  million)  in 1998.  The Lloyd's  marine  business  has been  subject to continued  pricing  competition  resulting in less premiums per risk relative to certain  prior  years.  As a result,  the Company  wrote less than the  capacity available. The pricing competition showed some signs of easing in 2000.

     Marine  Premium.  In 2000,  marine premium increased 20.7% from 1999 due to the capacity  provided to Syndicate  1221 by NCUL and  Millennium  in the aggregate  increasing from 52.5% in 1999 to 64.5% in 2000. The capacity provided to Syndicate 1221 by NCUL and  Millennium  increased from 39.5% in 1998 to 52.5%
in 1999 resulting in the increase in premium volume.

     Engineering  and  Construction  Premium.   In  1999,  the  Robertson
Consortium  managed by MTC began writing  engineering and construction  business for Syndicate 1221. The business consists of coverage for construction  projects including machinery,  equipment and loss of use due to delays.  Previously,  the engineering and construction business was written for Navigators Insurance.

     Onshore Energy. In 1999, the Robertson Consortium also began writing onshore energy business for Syndicate 1221. The business  principally focuses on the oil and gas, chemical and petrochemical  industries with coverages primarily for property  damage.  Previously,  the onshore energy  business was written for
Navigators Insurance.

     Lloyd's  presents  its results on an  underwriting  year  basis,  generally closing each  underwriting  year after three years.  The Company makes estimates for each year and timely accrues the expected results. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." At December 31,  2000,  Syndicate  1221 closed its 1998  underwriting year,  the net effect of which  resulted  in a  portfolio  transfer  to NCUL and
Millennium of $7.9 million at December 31, 2000. At December 31, 1999, Syndicate
1221 and an  unaffiliated  syndicate on which NCUL  participated  in 1997 closed their 1997 underwriting year resulting in a portfolio  transfer to NCUL of $15.5 million at December  31,  1999.  At December  31,  1998,  Syndicate  1221 and an
unaffiliated  syndicate on which NCUL  participated  in 1997,  closed their 1996 underwriting year resulting in a portfolio  transfer to NCUL of $19.7 million at
December 31, 1998. These transactions accounted for part of the increases in the premium volume in the Company's  Lloyd's  Operations.  The  reinsurance to close transactions  were recorded as  additional  written and earned  premium,  losses incurred,  loss reserves and receivables,  all in the same amount. There were no gains or losses recorded on the transactions.

     The Company  controlled  75.6% of  Syndicate  1221's  capacity for the 2000 underwriting  year. The actual capacity was  (pound)66,297,000  ($95,985,000) of which the Company  directly  controlled(pound)42,772,000  ($61,925,000) or 64.5%
and  indirectly  controlled(pound)7,340,000  ($10,627,000)  or 11.1%.  Since the controlled  capacity  exceeded 75% in 2000,  Lloyd's  Mandatory Byelaw (No. 5 of
1999)  required  the  Company  to  make  a  mandatory  offer  to   noncontrolled
participants for their capacity at the first Lloyd's capacity auctions beginning in July 2000. As a result,  the Company purchased an  additional(pound)7,379,000
($11,018,000)  of capacity  for 2001  through  the auction  process in 2000 at a total cost of(pound)133,000 ($199,000).

     The  offer  was made at 1.8  pence  per(pound)1  of  capacity  which is the minimum  price that the Company was  obliged to offer,  being the highest  price paid for capacity during the prior 12 months.  If the Company were to exceed the
90% control threshold,  Lloyd's Major Syndicate  Transactions  Byelaw (No. 18 of
1997) allows for a Minority  Buy-out to be effected.  In such a transaction  the remaining  participants  are  required  to give up their  capacity in return for compensation  which  must be at least  equal to the offer  price  preceding  the buy-out.  Syndicate  1221's  capacity for 2001 will be  approximately(pound)66.3 million of which the Company will directly control 67.4% and indirectly  control
20.7%.

     The Company  provides letters of credit to Lloyd's to support its Syndicate
1221 capacity. If the amount of capacity controlled increases,  the Company will be  required  to  supply  additional  letters  of  credit  or  other  collateral acceptable to Lloyd's, or reduce the capacity of Syndicate 1221.

Insurance Companies

     Marine  Premium.  Marine gross written premium  remained  relatively unchanged from 1999 to 2000.  Written premium  increased 28.2% from 1998 to 1999 primarily due to Navigators Insurance increasing its participation in the marine pool.  Navigators  Insurance's  participation in the marine pool was 75% in 2000 and 1999 and 60% in 1998.

     Program Insurance Premium. The program insurance,  currently written by Anfield,  consists  primarily of general liability  insurance for contractors and a small amount of  commercial  multi-peril  insurance  for  restaurants  and taverns.  The premium  increased  52.6% from 1999 to 2000 and 18.5% from 1998 to
1999 due to the expansion of these programs.

     Aviation  Premium.   Navigators  Insurance  withdrew  from  aviation
business  effective October 1998, other than a small amount of war and satellite business, due to inadequate pricing in the aviation insurance market.

     Onshore  Energy  Premium.  In 1996,  Navigators  Insurance  began to underwrite  onshore energy  insurance which  principally  focused on the oil and gas, chemical and petrochemical,  and power generation industries with coverages primarily for property  damage.  Beginning in 1999, the onshore energy  business was written through the Company's facilities at Lloyd's.

     Engineering and Construction Premium.  In 1997, Navigators Insurance
began writing  engineering and construction  business consisting of coverage for construction projects including the machinery,  equipment and loss of use due to delays. Beginning in 1999, the engineering and construction business was written through the Company's  facilities at Lloyd's.  In early 1999, the Company closed its  Somerset  Asia  Pacific  Limited  office in  Australia  which,  along  with
Navigators  Management UK, had previously  produced this business for Navigators
Insurance.

Ceded  Written  Premium.  In the  ordinary  course of  business,  the
Company reinsures certain insurance risks with unaffiliated  insurance companies for the  purpose of limiting  its  maximum  loss  exposure,  protecting  against catastrophic  losses, and maintaining  desired ratios of net premiums written to statutory  surplus.  The  increase in ceded  premium in the  Lloyd's  Operations during 2000 was due to the purchase of additional  quota share protection in the marine business and increased gross written  premium.  The Insurance  Companies'
ceded premium  declined 2.8% from 1999 to 2000  primarily due to more  favorable reinsurance  rates in the program  insurance.  The decrease in the ceded premium from  1998 to 1999  resulted  from the  decrease  in  engineering  and  aviation business which were heavily reinsured.

Net Written Premium. Net written premium increased 14.9% from 1999 to
2000  primarily  due to the  increases  in the Lloyd's  marine  business and the program business. Net written premium increased 6.3% from 1998 to 1999 primarily due to increases in the marine  premium  partially  offset by decreases in other lines of business as described above.

Net Earned  Premium.  Net earned premium  increased 8.7% from 1999 to
2000  primarily  due to the increase in the written  premium.  The 1.9% decrease from 1998 to 1999 was  primarily due to higher  unearned  premium in the Lloyd's
Operations and a smaller  reinsurance to close premium in 1999 which is recorded as fully earned premium.

Commission Income.  Commission income increased in 2000 primarily due to the absence to a great extent of the factors that reduced  commission  income in  1999.  Commission  income  decreased  from  1998 to 1999  due to  Navigators
Insurance  increasing its  participation  in the marine pool from 60% in 1998 to
75% in 1999, the losses related to unrecoverable  reinsurance  which reduced the profit  commission,  the Company's  reduction of its commission income estimates due to the extremely  competitive  rate  environment and less profit  commission earned by MTC in 1999 than in 1998.

Net  Investment  Income.  Net investment  income increased 15.4% from
1999  to 2000  and  5.1%  from  1998 to 1999  primarily  due to an  increase  in investment  income  allocated to NCUL and Millennium from the investments at the
Lloyd's  syndicates due to their increased  participation  in Syndicate 1221 and reduction in the Insurance Companies'  municipal  portfolio.  Increased yield in the  portfolio  and  reduction  in the  expenses  to manage the  portfolio  also increased  investment income in 2000. The investments at NCUL and Millennium are represented by funds due from the Lloyd's syndicates to the Company.

Operating Expenses

     Net Losses and Loss Adjustment Expenses  Incurred.  The ratio of net loss and loss  adjustment  expenses  incurred  to net earned  premium was 64.8%,
78.2%, and 68.3% in 2000, 1999, and 1998, respectively. The decrease in the 2000 loss ratio compared to 1999 was primarily due to the  unrecoverable  reinsurance for New Cap Re recorded in 1999 and to the lower reinsurance to close premium in
2000 of $7.9 million compared to $15.5 million in 1999. The increase in the 1999 loss ratio compared to 1998 was primarily due to unrecoverable  reinsurance from
New Cap Re and higher loss ratios on the Lloyd's  premium,  partially  offset by the  decrease  in the  reinsurance  to close  premium  in 1999 of $15.5  million compared to $19.7 million in 1998. The  reinsurance to close premium is recorded at a 100% loss ratio since the premium received  represents  estimated  ultimate losses.  The 1999 loss ratio excluding the New Cap Re unrecoverable  reinsurance was 70.8%. The loss reserves were not discounted.

     Commission Expense. Commission expense as a percentage of net earned premium was 20.6%, 16.5% and 13.0% for 2000, 1999, and 1998,  respectively.  The same ratios without the reinsurance to close premium were 22.5%, 19.9% and 16.6%
in 2000,  1999 and  1998,  respectively.  The  increase  in the 2000  commission expense ratio  compared to 1999 was primarily due to the increase in the Lloyd's premium which  generally has a higher  commission  expense.  The  reinsurance to close  premium  increases  earned  premium  but does not change  the  commission expense,  therefore the ratio of commission expense to earned premium decreases.
The  increase in the 1999  commission  expense  ratio  compared to 1998 was also primarily due to increased commissions at Lloyd's.

     Other  Operating  Expenses.  The change in other operating  expenses from 1999 to 2000 was minimal. Other operating expenses increased 2.5% from 1998 to 1999  primarily  due to the  acquisition  of  Anfield  on April  2,  1999 and increased  expenses in the Lloyd's  Operations  due to the  Company's  increased participation  in its Lloyd's  syndicate,  partially  offset by reduced expenses from the closing of the Somerset Asia Pacific  Limited  office in Australia from which the company incurred a foreign exchange loss of $346,000.

     Interest Expense. The increase in interest expense from 1999 to 2000 was primarily due to higher interest rates charged on the loan balance.

Income  Taxes.  The income tax expense  (benefit)  was $3.3  million,
($1.7) million,  and $3.7 million for 2000,  1999, and 1998,  respectively.  The effective  tax rates for 2000,  1999,  and 1998  were  32.0%,  32.3% and  24.2%, respectively.  The tax  benefit in 1999  compared to the tax expense in 1998 was primarily due to operating  losses in 1999. The Company had alternative  minimum tax ("AMT")  carryforwards  of $5.3  million,  $6.4  million and $4.7 million at
December 31, 2000,  1999, and 1998,  respectively.  The AMT  carryforwards  were primarily  attributable  to the tax benefits from municipal  bond interest.  The
Company began reducing its municipal bond portfolio in 1997.

     As of December 31, 2000 and 1999, the net deferred Federal,  foreign, state and local  tax  asset was $9.0  million  and  $12.9  million,  respectively.  At
December 31, 2000 the Company had a $5.8 million valuation allowance against its deferred tax asset  compared to a $4.5 million  valuation  allowance at December
31, 1999. The valuation allowance is necessitated by the uncertainty  associated with the realization of the deferred tax asset for the carryforward of operating losses from certain of the Company's foreign, state and local operations.

     Net Income (Loss). The Company had net income of $7.0 million in 2000  compared  to a net  (loss) of ($3.7)  million in 1999 and net income of
$11.5  million  in 1998.  The loss in 1999 was  primarily  due to  unrecoverable reinsurance, price competition, higher loss ratios in the Lloyd's Operations and expenses related to the foreign expansion in London.

Liquidity and Capital Resources

     Cash flow provided by (used in) operations  was $1.6 million,  $8.9 million and ($3.0) million for 2000, 1999 and 1998, respectively. Operating cash flow in
1999 and 2000 was used primarily to acquire additional  investment assets and to reduce debt.  The negative  operating cash flow in 1998 was primarily due to the payment  of loss  reserves  on  runoff  business  and  less  premiums  received, partially due to Lloyd's  disbursing  cash only after an  underwriting  year has closed, normally three years later.

     Invested assets and cash increased from $246.7 million at December 31, 1999 to $251.2  million at December 31, 2000.  The increase was  primarily due to the fair  value  of the  fixed  maturities  portfolio  moving  from  a $5.3  million unrealized  loss at  December  31,  1999 to a $3.3  million  unrealized  gain at
December  31,  2000.  Net  investment  income was $15.2  million in 1998,  $16.0 million in 1999 and $18.4 million in 2000.  The average yield of the  portfolio, excluding net realized  capital  gains,  was 5.87% in 1998,  5.84% in 1999,  and
6.55% in 2000 reflecting the prevailing  interest rates during those years,  the decrease in the  tax-exempt  portfolio  and  reduction in expenses to manage the portfolio in 2000. As of December 31, 2000,  all fixed  maturity  securities and equity securities held by the Company were classified as available-for-sale.

     The average  rating of the Company's  fixed  maturity  investments is AA by
Standard & Poor's and Aa by Moody's. The Company has no significant exposure to credit risk since the Company's fixed maturity investment portfolio primarily consists of investment  grade bonds.  The  portfolio has an average  maturity of approximately seven years.  Management  continually monitors the composition and cash flow of the  investment  portfolio  in order to  maintain  the  appropriate levels of liquidity. This ensures the Company's ability to satisfy claims.

     The  decrease in reserves for losses and loss  adjustment  expenses and the related  decrease in the  reinsurance  receivable  on paid and unpaid losses and loss adjustment  expenses at December 31, 2000 as compared to 1999 was primarily due to the  payment of  reserves  and  recovery  of  reinsurance  during 2000 on various large energy and aviation claims.

     On December 21, 1998, the Company  entered into a new bank credit  facility which  replaced  the prior  facility.  The new  credit  facility,  as amended on
September  20,  2000,  provides  a $26  million  revolving  line of credit at an interest rate of either, at the Company's election,  the base commercial lending rate of one of the banks or at LIBOR plus 1.25% on the used  portion of the line of credit.  The  commitment  fee on the unused  portion of the line of credit is
0.25%.  The line of credit facility reduces each quarter by amounts between $1.0 million  and $2.25  million  beginning  January 1, 2000 until it  terminates  on
November 19, 2004. At December 31, 2000 and 1999, $22 million and $24 million in loans  were  outstanding,  respectively,  under  the  revolving  line of  credit facility at an interest rate of 7.6% and 7.1%, respectively. The credit facility also  provides  for a $55 million  letter of credit  facility  which is utilized primarily  by NCUL and  Millennium  to  participate  in Lloyd's  Syndicate  1221 managed by MTC.  The cost of the letters of credit is 1.3% for the used  portion and 0.25% for the unused portion of the letter of credit  facility.  At December
31,  2000 and 1999,  letters of credit  with an  aggregate  face amount of $46.6 million and $42.2 million, respectively,  were issued under the letter of credit facility. In 2000, $78,500 of these letters of credit were drawn upon.

     The bank credit facility is collateralized by shares of common stock of the
Company's major subsidiary. It contains covenants common to transactions of this type, including  restrictions on indebtedness and liens,  limitations on mergers and the sale of assets,  maintaining  certain  consolidated total  stockholders'
equity, statutory surplus, minimum liquidity,  loss reserves and other financial ratios. At December 31, 2000, the Company complied with all covenants.

     Total stockholders' equity was $143.5 million at December 31, 2000, a 10.1%
increase for the year as the result of the  Company's net income in 2000 and the unrealized gain in the investment portfolio.

     The Company's reinsurance has been placed with various U.S. companies rated
"A-" or better by A.M. Best Company, as well as with foreign insurance companies and with  selected  syndicates  of Lloyd's.  Pursuant to the  implementation  of
Lloyd's  Plan  of  Reconstruction  and  Renewal,  a  portion  of  the  Company's recoverables are now reinsured by Equitas (a separate UK authorized  reinsurance company established to reinsure  outstanding  liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account).

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

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     Market  risk is the risk of loss  arising  from  adverse  changes in market rates and prices,  such as interest rates,  foreign currency exchange rates, and other relevant market rate or price changes.  Market risk is directly influenced by the volatility  and liquidity in the markets in which the related  underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently  managed as of December 31,
2000.  The  Company's  market risk  sensitive  instruments  are entered into for purposes other than trading.

     The carrying value of the Company's investment portfolio as of December 31,
2000  was  $251.2  million  of  which  89.6%  was  invested  in  fixed  maturity securities. The primary market risk to the investment portfolio is interest rate risk associated  with  investments in fixed maturity  securities.  The Company's exposure to equity price risk and foreign exchange risk is not significant.  The
Company has no commodity risk.

     For fixed maturity securities, short-term liquidity needs and the potential liquidity  needs of the business are key factors in managing the portfolio.  The portfolio  duration  relative to the liabilities'  duration is primarily managed through investment transactions.

     For the Company's investment  portfolio,  there were no significant changes in the Company's  primary  market risk  exposures or in how those  exposures are managed  compared to the year ended  December  31,  1999.  The Company  does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future  reporting  periods based upon what is known or expected to be in effect in future reporting periods.

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

     For  invested  assets,  modified  duration  modeling  is used to  calculate changes in fair values.  Durations on invested assets are adjusted for call, put and interest rate reset features.  Duration on tax exempt securities is adjusted for the fact that the yield on such  securities is less  sensitive to changes in interest  rates  compared  to  Treasury  securities.  Invested  asset  portfolio durations are calculated on a market value  weighted  basis,  including  accrued investment income, using holdings as of December 31, 2000.

     The sensitivity  analysis model used by the Company produces a loss in fair value of market  sensitive  instruments  of $11.0  million  based on a 100 basis point increase in interest rates as of December 31, 2000.  This loss amount only reflects  the  impact on an  interest  rate  increase  on the fair  value of the
Company's  fixed  maturities  and  short-term   investments,   which  constitute
approximately 39.6% of total assets as of December 31, 2000.

     Based on the  sensitivity  analysis model used by the Company,  the loss in fair value of market  sensitive  instruments,  as a result of a 100 basis  point increase in interest rates as of December 2000, is not material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated  financial statements required in response to this section are submitted as part of Item 14(a) of
this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

     None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information  concerning  the directors  and the  executive  officers of the
Company is contained  under  "Election of Directors" in the Company's 2001 Proxy
Statement, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     Information   concerning   executive   compensation   is  contained   under
"Compensation  of Directors and Executive  Officers" in the Company's 2001 Proxy
Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of the directors and officers of the  registrant is contained  under  "Election of Directors" in the Company's
2001 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  concerning  relationships  and  related  transactions  of  the directors and officers of the Company is contained under "Certain  Relationships
and  Related  Transactions"  in  the  Company's  2001  Proxy  Statement,   which
information is incorporated herein by reference.

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

     (b)  Reports on Form 8-K:  There  were no reports  filed on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized. The Navigators Group,
Inc. (Registrant)

         Dated:  March 28, 2001                By:/s/ BRADLEY D. WILEY
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

        Name                                                  Title                                  Date

/s/ TERENCE N. DEEKS                                  Chairman, President and CEO (Principal       March 28, 2001
Terence N. Deeks                                      Executive Officer)

/s/ BRADLEY D. WILEY                                  Senior Vice President, CFO                   March 28, 2001
Bradley D. Wiley                                      and Secretary
                                                      (Principal Financial Officer)

/s/ SALVATORE A. MARGARELLA                           Vice President and Treasurer                 March 28, 2001
Salvatore A. Margarella                               (Principal Accounting Officer)

/s/ ROBERT M. DEMICHELE                               Director                                     March 28, 2001
Robert M. DeMichele

/s/ LEANDRO S. GALBAN, JR.                            Director                                     March 28, 2001
Leandro S. Galban, Jr.

/s/ MARC M. TRACT                                     Director                                     March 28, 2001
Marc M. Tract

/s/ WILLIAM D. WARREN                                 Director                                     March 28, 2001
William D. Warren

/s/ ROBERT F. WRIGHT                                  Director                                     March 28, 2001
Robert F. Wright

/s/ HOWARD M. ZELIKOW                                 Director                                     March 28, 2001
Howard M. Zelikow

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report...............................................................     F-2

Consolidated Balance Sheets at December 31, 2000 and 1999..................................     F-3

Consolidated Statements of Income for each of the years in the three-year
  period ended December 31, 2000...........................................................     F-4

Consolidated Statements of Stockholders' Equity for each of the years in
  the three-year period ended December 31, 2000............................................     F-5

Consolidated Statements of Cash Flows for each of the years in the
  three-year period ended December 31, 2000................................................     F-6

Notes to Consolidated Financial Statements.................................................     F-7

SCHEDULES:

Schedule I      Summary of Consolidated Investments--other than

Schedule VI     Supplementary Information Concerning
                         Property-Casualty Insurance Operations............................      S-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Navigators Group, Inc.

     We have audited the  consolidated  balance sheets of The Navigators  Group,
Inc.  and  subsidiaries  as of  December  31,  2000 and  1999,  and the  related consolidated statements of income,  stockholders' equity and cash flows for each of the years in the  three-year  period ended  December 31, 2000.  In connection with our audits of the consolidated  financial statements,  we also have audited the  consolidated  financial  statement  schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the  responsibility of the Company's  management.  Our  responsibility is to express an opinion on these  consolidated  financial  statements  and  financial statement schedules based on our audits.

     We conducted our audits in accordance  with  auditing  standards  generally accepted in the United States of America.  Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion,  the consolidated  financial  statements  referred to above present  fairly,  in  all  material  respects,  the  financial  position  of The
Navigators  Group,  Inc. and  subsidiaries as of December 31, 2000 and 1999, and the  results of their  operations  and their cash flows for each of the years in the  three-year  period ended December 31, 2000, in conformity  with  accounting principles  generally  accepted  in the United  States of  America.  Also in our opinion, the related financial statement schedules,  when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

             KPMG LLP

New York, New York
March 26, 2001

                                              THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEETS
                                                   (In thousands, except share data)
                                                                                                                December 31,
                                                                                                      2000                  1999

                                                                ASSETS
Investments and cash:
   Fixed maturities, available-for-sale, at fair value
     (amortized cost: 2000, $221,807; 1999, $227,875).......................................          $225,128           $222,555
   Equity securities, available-for-sale, at fair value (cost: 2000, $5,608;
     1999, $11,105) ........................................................................             6,269             11,840
   Short-term investments, at cost which approximates fair value...........................             18,186              6,747
   Cash.....................................................................................             1,602              5,546
                                                                                                       -------           --------
         Total investments and cash.........................................................           251,185            246,688
                                                                                                       -------            -------

Premiums in course of collection............................................................            35,282             35,614
Funds due from Lloyd's syndicates...........................................................            68,912             55,243
Accrued investment income...................................................................             3,125              3,250
Prepaid reinsurance premiums................................................................            26,274             24,765
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses...............           195,713            229,111
Federal income tax recoverable..............................................................               463              2,016
Net deferred Federal and foreign income tax benefit.........................................             9,399             13,227
Deferred policy acquisition costs...........................................................             8,400              5,878
Goodwill ...................................................................................             5,278              5,805
Other assets................................................................................            10,944              9,727
                                                                                                       -------           --------

         Total assets.......................................................................          $614,975           $631,324
                                                                                                       =======            =======

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses..........................................          $357,674           $391,094
  Unearned premium..........................................................................            66,238             55,003
  Reinsurance balances payable..............................................................            20,402             24,799
  Notes payable to banks....................................................................            22,000             24,000
  Net deferred state and local income tax...................................................               398                374
  Accounts payable and other liabilities....................................................             4,783              5,689
                                                                                                       -------           --------
         Total liabilities..................................................................           471,495            500,959
                                                                                                       -------            -------

Commitments and contingencies...............................................................

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued.................              --                 --
  Common stock, $.10 par value, authorized 10,000,000 shares,
     issued and outstanding 8,414,356 in 2000 and 8,406,970 in 1999.........................               846                846
  Additional paid-in capital................................................................            39,413             39,447
  Treasury stock held at cost (shares:  41,314 in 2000 and 48,700 in 1999)..................              (594)              (700)
  Accumulated other comprehensive income (loss):
     Net unrealized gains (losses) on securities available-for-sale (net of tax expense (benefit)
       of $1,394 in 2000 and ($1,605) in 1999)..............................................             2,822             (2,980)
     Foreign currency translation adjustment (net of tax expense of $146 in 2000 and
       $34 in 1999).........................................................................               271                 62
  Retained earnings.........................................................................           100,722             93,690
                                                                                                       -------           --------
         Total stockholders' equity.........................................................           143,480            130,365
                                                                                                       -------            -------

         Total liabilities and stockholders' equity.........................................          $614,975           $631,324
                                                                                                       =======            =======
                                    See accompanying notes to consolidated financial statements.
                                      F-3

                                                THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except net income per share)

                                                                                             Year Ended December 31,
                                                                                  2000                  1999                1998

Revenues:
   Net earned premium...................................................        $ 97,240             $  89,442           $  91,203
   Commission income....................................................           3,787                   482               6,569
   Net investment income................................................          18,447                15,985              15,209
   Net realized capital gains (losses)..................................             265                  (443)              1,431
   Other income........................................................              345                   158                 708
                                                                                 -------               -------            --------
     Total revenues.....................................................         120,084               105,624             115,120
                                                                                 -------               -------             -------

Operating expenses:
   Net losses and loss adjustment expenses incurred.....................          63,012                69,914              62,322
   Commission expense...................................................          20,078                14,721              11,864
   Other operating expenses.............................................          24,775                24,879              24,264
   Interest expense.....................................................           1,881                 1,502               1,517
                                                                                 -------               -------            --------
     Total operating expenses...........................................         109,746               111,016              99,967
                                                                                 -------               -------            --------

Income (loss) before income tax expense (benefit).......................          10,338                (5,392)             15,153
                                                                                 -------               -------            --------

Income tax expense (benefit):
   Current..............................................................           2,565                  (450)              3,100
   Deferred.............................................................             741                (1,290)                564
                                                                                 -------               -------            --------
       Total income tax expense (benefit)...............................           3,306                (1,740)              3,664
                                                                                 -------               -------            --------

Net Income (Loss).......................................................        $  7,032             $  (3,652)          $  11,489
                                                                                 =======              ========            ========

Net income (loss) per common share:
   Basic................................................................        $   0.84             $   (0.43)          $    1.37
   Diluted..............................................................        $   0.84             $   (0.43)          $    1.36

Average common shares outstanding:
   Basic................................................................           8,414                 8,419               8,414
   Diluted..............................................................           8,414                 8,419               8,459

                                     See accompanying notes to consolidated financial statements.

                                                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (In thousands)

                                                                              Year Ended December 31,
                                                               2000                 1999                       1998

Preferred stock
   Balance at beginning and end of year..............        $   --                 $   --                   $    --
                                                              =========              ========                 ========

Common stock
   Balance at beginning of year......................        $      846             $     845                $     837
   Issuance of common stock during the year..........              --                       1                        8
                                                              ---------              --------                 --------
   Balance at end of year............................        $      846             $     846                $     845
                                                              =========              ========                 ========

Additional paid-in capital
   Balance at beginning of year......................        $   39,447             $  39,332                $  38,119
   Issuance of common stock during the year..........               (34)                  115                    1,213
                                                              ---------              --------                 --------
   Balance at end of year............................        $   39,413             $  39,447                $  39,332
                                                              =========              ========                 ========

Retained earnings
   Balance at beginning of year......................        $   93,690             $  97,342                $  85,853
   Net income (loss).................................             7,032  $  7,032      (3,652)    $ (3,652)     11,489    $11,489
                                                              ---------   -------    --------      -------    --------     ------
   Balance at end of year............................        $  100,722             $  93,690                $  97,342
                                                              =========              ========                 ========

Treasury stock held at cost
   Balance at beginning of year......................        $     (700)            $   --                   $    --
   Purchase of Treasury stock........................               --                   (700)                    --
   Shares issued to Directors........................               106                 --                        --
                                                              ---------              --------                 --------
   Balance at end of year............................        $     (594)            $    (700)               $    --
                                                              =========              ========                 ========

Accumulated other comprehensive income (loss)
   Balance at beginning of year......................        $   (2,918)            $   5,747                $   6,433
   Net unrealized gains (losses) on securities, net of
     tax expense (benefit) of $2,999, ($4,792) and
     ($310) in 2000, 1999 and 1998, respectively (1).                       5,802                   (8,899)                  (575)
   Foreign currency gain (loss) net of tax expense
     (benefit) of $112, $126 and ($60) in 2000,
     1999 and 1998,  respectively....................                         209                      234                   (111)
                                                                          -------                  -------                -------
   Other comprehensive income (loss).................             6,011     6,011      (8,665)      (8,665)       (686)      (686)
                                                              ---------   -------    --------     --------    --------     ------
   Comprehensive income (loss).......................                     $13,043                 $(12,317)               $ 10,803
                                                                           ======                  =======                 =======
   Balance at end of year............................        $    3,093             $  (2,918)               $   5,747
                                                              =========              ========                 ========

Total stockholders' equity at end of year............        $  143,480             $ 130,365                $ 143,266
                                                              =========              ========                  =======

(1)  Disclosure of reclassification amount:
     Unrealized holding gains (losses) arising.......
       during period.................................                    $  6,005                 $ (8,625)              $    628
      Less: reclassification adjustment for net
       (gains) included in net income................                        (203)                    (274)                (1,203)
                                                                          -------                  -------                -------
     Net unrealized gains (losses) on securities.....                    $  5,802                 $ (8,899)              $   (575)
                                                                          =======                  =======                =======

                                     See accompanying notes to consolidated financial statements.

                                                  THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (In thousands)
                                                                                        Year Ended December 31,
                                                                           2000                   1999                  1998
 Operating activities:
    Net income (loss)...........................................       $    7,032              $  (3,652)          $   11,489
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
     Depreciation & amortization................................            1,173                  1,361                  833
     Net deferred income tax ...................................              741                 (1,290)                 564
     Net realized capital (gains) losses........................             (265)                   443               (1,431)
    Changes in assets and liabilities, net of acquisitions:
     Reinsurance receivable on paid and unpaid
       losses and loss adjustment expenses......................           33,398                (29,094)             (52,913)
     Reserve for losses and loss adjustment expenses............          (33,420)                48,650               64,012
     Prepaid reinsurance premiums...............................           (1,509)                   934               (5,294)
     Unearned premium...........................................           11,235                  3,707                2,636
     Premiums in course of collection...........................              332                  6,361               (6,771)
     Funds due from Lloyd's syndicates..........................          (13,435)               (20,897)             (23,703)
     Deferred policy acquisition costs..........................           (2,522)                (1,575)               1,100
     Accrued investment income..................................              125                    (25)                 (59)
     Reinsurance balances payable...............................           (4,397)                   242                8,319
     Federal income tax.........................................            1,553                 (1,651)                (261)
     Other......................................................            1,524                  5,383               (1,510)
                                                                         --------               --------             --------
         Net cash provided by (used in) operating activities....            1,565                  8,897               (2,989)
                                                                         --------               --------             --------
 Investing activities:
    Fixed maturities, available-for-sale
      Redemptions and maturities  ..............................           11,516                 43,295               24,074
      Sales  ...................................................           60,133                 25,335               28,664
      Purchases  ...............................................          (66,240)               (64,365)             (66,373)
    Equity securities, available-for-sale
      Sales  ...................................................            9,653                  3,341                3,285
      Purchases  ...............................................           (3,422)                (8,087)              (3,083)
   Payment for purchase of MTC, net of cash acquired of $489 ...              --                     (26)              (5,321)
   Payment for purchase of Anfield, net of cash acquired of $68.              --                  (2,591)                --
   (Receivable) payable for securities..........................           (1,800)                (2,158)               2,832
   Net (purchases) sales of short-term investments  ............          (11,439)                (1,100)              16,932
   Other investments  ..........................................              --                   1,145                1,262
   Purchase of property and equipment  .........................           (1,910)                  (791)              (1,166)
                                                                         --------               --------             --------
         Net cash provided by (used in) investing activities  ..           (3,509)                (6,002)               1,106
                                                                         --------               --------             --------
Financing activities:
   Proceeds from bank loan  ....................................            3,000                  1,500                3,500
   Repayment of bank loan  .....................................           (5,000)                (1,000)                (340)
   Proceeds from exercise of stock options  ....................              --                      44                1,221
   Purchase of treasury stock...................................              --                    (700)                --
   Repayment of note payable to stockholder  ...................              --                     --                  (942)
                                                                         --------               --------             --------
         Net cash provided by (used in) financing activities               (2,000)                  (156)               3,439
                                                                         --------               --------             ---------
Increase (decrease) in cash  ...................................           (3,944)                 2,739                1,556
Cash at beginning of year  .....................................            5,546                  2,807                1,251
                                                                         --------               --------             ---------
Cash at end of year  ...........................................       $    1,602              $   5,546            $   2,807
                                                                        =========               ========             ========
Supplemental disclosures of cash flow information:
   Federal, state and local income tax paid ....................       $    1,236              $   1,050            $   3,599
   Interest paid  ..............................................            1,805                  1,530                1,605
   Issuance of stock to directors...............................               72                     72                   72
   Fair value of assets acquired................................              --                   4,204               10,495
   Liabilities assumed in acquisitions..........................              --                   1,519                4,685

                                     See accompanying notes to consolidated financial statements.

                   THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

     The  accompanying  consolidated  financial  statements  consisting  of  the accounts of The Navigators  Group,  Inc., a Delaware  holding  company,  and its sixteen  wholly  owned  subsidiaries,  are  prepared on the basis of  accounting principles generally accepted in the United States ("GAAP").  Unless the context otherwise  requires,  the term  "Company"  as used herein  means The  Navigators
Group, Inc. and its subsidiaries.  All significant intercompany transactions and balances are eliminated.  Certain amounts for prior years have been reclassified to conform to the current year's presentation.

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

     In order to establish a common  identity  under the  Navigators  name,  the
Company  changed the name of several of its  subsidiaries in March 2001. The new names will be used throughout this document.  Five of the Company's subsidiaries are marine underwriting  management  companies:  Navigators  Management Company,
Inc. (formerly Somerset Marine,  Inc.),  Navigators Insurance Services of Texas,
Inc.  (formerly  Somerset  Insurance  Services  of  Texas,   Inc.),   Navigators
California  Insurance  Services,  Inc.  (formerly Somerset Insurance Services of
California,  Inc.), Navigators Insurance Services of Washington,  Inc. (formerly
Somerset Insurance Services of Washington,  Inc.) and Navigators Management (UK)
Limited (formerly Somerset Marine (UK) Limited)  (collectively,  the "Navigators
Agencies"). The Navigators Agencies described above (formerly referred to as the
Somerset Companies) produce, manage and underwrite insurance and reinsurance for
Navigators Insurance, NIC and four unaffiliated insurance companies.

     In April 1999,  the  Company  acquired  Anfield  Insurance  Services,  Inc.
("Anfield"),  an insurance  agency located in San Francisco,  California,  which specializes  in  underwriting  general  liability  insurance  coverage for small artisan  and  general  contractors  on the West  Coast.  The  purchase  price of approximately  $2.7  million,  funded  through a bank loan and working  capital, resulted in goodwill of approximately $2.3 million which is being amortized over
20 years.  The  acquisition  has been accounted for under the purchase method of accounting.  Anfield produces business  exclusively for the Insurance  Companies and is included with the Navigators  Agencies unless  otherwise  noted. In 2001,
Anfield will become part of Navigators California Insurance Services, Inc.

     Navigators  Holdings (UK) Limited is a holding company for the Company's UK subsidiaries.  Navigators  Management (UK) Limited produces  business for the UK
Branch  of  Navigators  Insurance.  Navigators  Corporate  Underwriters  Limited
("NCUL")  is  admitted  to do  business  at Lloyd's of London  ("Lloyd's")  as a corporate member with limited  liability.  In January 1998, the Company acquired
Mander,  Thomas & Cooper (Underwriting  Agencies) Limited ("MTC"), a Lloyd's
marine  underwriting  managing agency which manages Lloyd's  Syndicate 1221, and its wholly owned subsidiary,  Millennium Underwriting Limited ("Millennium"),  a
Lloyd's corporate member with limited liability.  The purchase price consists of initial cash payments, acquisition costs and contingent consideration based upon future performance.  The purchase price of approximately $6.2 million was funded through a bank loan and working  capital.  In addition,  the purchase  agreement requires payment of additional consideration based on the performance of Lloyd's
Syndicate 1221 managed by MTC.  Goodwill of approximately  $4.0 million has been recorded  to date in  connection  with the  transaction.  The  goodwill is being amortized  over 20 years.  Additional  goodwill  may be recorded in future years when the amount of the future  performance  contingencies are determinable.  The acquisition has been accounted for under the purchase  method of accounting.  In
August 1999, MTC formed Pennine Underwriting  Limited, an underwriting  managing agency located in Northern  England,  which  underwrites  cargo and  engineering business for Lloyd's  Syndicate  1221.  In March 2001,  MTC's Board of Directors
approved  that MTC's name would be  changed to  Navigators  Underwriting  Agency
Limited. The name change is expected to take place in 2001.

     During 1999, the Company  closed  Somerset Asia Pacific  Limited,  a wholly owned  subsidiary  operating  in  Australia  from  which it  incurred  a foreign exchange loss of $346,000.

     The Company's revenue is primarily  comprised of premiums,  commissions and investment income.  The Insurance  Companies,  managed by Navigators  Management
Company,  Inc.  derive their  premium from  business  written by the  Navigators
Agencies.  The Lloyd's  Operations  derive their premium primarily from business written by MTC.

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
As of December 31, 2000 and 1999, all fixed maturity and equity  securities held by the Company were classified as available-for-sale.  Premiums and discounts on fixed maturity  securities  are amortized into interest  income over the life of the security under the interest method.

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

Funds Due From Lloyd's Syndicates

     Funds due from Lloyd's  syndicates  consist primarily of investments,  cash and premiums receivable resulting primarily from the Company's  participation in
Lloyd's  Syndicate 1221.  These assets are used for the settlement of losses and payment of expenses related to the business written by the syndicates  including payment of the amount to close an underwriting year. The investments included in the funds due from Lloyd's syndicates are recorded at fair value with unrealized gains and losses reported in other comprehensive  income as a separate component of stockholders' equity.

     Lloyd's  presents  its results on an  underwriting  year  basis,  generally closing each  underwriting  year after three years.  The Company makes estimates for each year and timely accrues the expected results. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to  close".  The  reinsurance  to close was $7.9  million  and $15.5  million at
December 31, 2000 and 1999, respectively.  The reinsurance to close transactions are recorded as additional  written and earned premium,  losses  incurred,  loss reserves and receivables,  all in the same amount. There were no gains or losses recorded on the transactions.

Premium Revenues

     Insurance premiums are recognized as income by the Company during the terms of the related policies.  Unearned premium reserves are established to cover the unexpired portion of written premiums.

Commission Income

     Commission  income consists of commissions and profit  commissions from the unaffiliated  insurance companies.  Commissions from those unaffiliated insurers are based on gross  earned  premiums  and are  recognized  over the terms of the related  policies.  Profit  commission  is based on estimated  net  underwriting results of the unaffiliated  insurers.  Changes in prior estimates of commission income are recorded when such changes become known.

Deferred Policy Acquisition Costs

     Costs of acquiring business which vary with and are directly related to the production of business are deferred and  amortized  ratably over the period that the related  premiums are  recognized as earned.  Such costs  primarily  include commission expense, other underwriting expenses and premium taxes. The method of computing  deferred  policy  acquisition  costs  limits  the  deferral  to their estimated net realizable value based on the related unearned  premiums and takes into account  anticipated  losses and loss  adjustment  expenses and maintenance expenses based on historical and current  experience and anticipated  investment income based on a 5% rate of return.

Reserve for Losses and Loss Adjustment Expenses

     Unpaid losses and loss adjustment  expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding  insurers for insurance  assumed from such insurers and on estimates based on Company and industry  experience  for incurred but not reported  claims and  loss  adjustment  expenses.  The  provision  for  unpaid  losses  and  loss adjustment  expenses has been  established to cover the estimated unpaid cost of claims  incurred.  Such  estimates  are  regularly  reviewed and updated and any resulting  adjustments  are included in the current year's  results.  Management believes  that the unpaid  losses and loss  adjustment  expenses are adequate to cover  the  ultimate  unpaid  claims  incurred,  however,  such  provisions  are necessarily based on estimates and, accordingly,  no representation is made that the ultimate liability will not exceed such amounts.

Net Income Per Share

     The Company  calculates its net income (loss) per share in accordance  with the  Financial  Accounting  Standards  Board's  ("FASB")  Statement of Financial
Accounting  Standards  ("SFAS") No. 128, Earnings Per Share.  Basic earnings per share was  computed by dividing  net income by the  weighted  average  number of shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share  adjusted for the potential  dilution that would occur if the issued stock options were exercised.

Reinsurance Ceded

     Reinsurance   ceded  which  transfers  risk,   premiums,   commissions  and
recoveries  on losses  incurred is reflected  as  reductions  of the  respective income and expense  accounts.  Unearned  premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

Depreciation and Amortization

     Depreciation  of  furniture  and fixtures and  electronic  data  processing equipment,  and amortization of computer software is provided over the estimated useful lives of the respective  assets,  ranging from five to seven years, using the  straight-line  method.  Amortization of leasehold  improvements is provided over the estimated lives of the leases using the straight-line method.

     The  Company  capitalizes  the  costs of  computer  software  developed  or purchased  for  internal  use.  As of December  31,  2000 and 1999,  unamortized computer  software  costs  were $1.1  million  and $1.3  million,  respectively.
Amortization of computer  software  expense amounted to $377,000 and $332,000 in
2000 and 1999, respectively. There was no computer software amortization expense in 1998.

Goodwill

     Goodwill  was $5.3  million and $5.8 million at December 31, 2000 and 1999,
respectively,   net  of  accumulated  amortization  of  $790,000  and  $487,000, respectively.  Amortization expense was $304,000, $283,000 and $203,000 in 2000,
1999 and 1998, respectively.

     The Company  regularly  evaluates the  recoverability of goodwill and other acquired  intangible  assets. The carrying value of such assets would be reduced through a direct  write-off if, in management's  judgment,  it was probable that projected future operating income, before amortization of goodwill, would not be sufficient on an undiscounted basis to recover the carrying value.

Stock-Based Compensation

     SFAS  No.  123,  Accounting  for  Stock-Based   Compensation,   establishes
financial accounting and reporting standards for stock-based compensation plans.
As permitted by SFAS 123, the Company will continue to use the accounting method prescribed by Accounting  Principles Board Opinion No. 25,  Accounting for Stock
Issued to Employees ("APB 25").  Companies using APB 25 are required to make pro forma  footnote  disclosures of net income and earnings per share as if the fair value method of accounting, as defined in SFAS 123, had been applied.

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

Use of Estimates

     The  preparation of financial  statements in conformity  with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the financial  statements  and the reported  amounts of revenues and expenses  during the reporting  period.  Actual  results could differ from these estimates.

Future Application of Accounting Standards

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,
was issued in June 1998 and establishes  accounting and reporting  standards for derivative  instruments,  including certain derivative  instruments  embedded in other  contracts,  (collectively  referred  to as  derivatives)  and for hedging activities.  It requires  that an entity  recognize  all  derivatives  as either assets or liabilities  in the statement of financial  position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS 137, Deferral of the
Effective Date of SFAS 133, is effective for all fiscal quarters of fiscal years beginning  after June 15, 2000.  Earlier  application is  encouraged,  but it is permitted  only as of the  beginning  of any fiscal  quarter  that begins  after issuance  of this  statement.  SFAS 133 should not be applied  retroactively  to financial  statements of prior  periods.  In June 2000, the FASB issued SFAS No.
138,   Accounting  for  Certain  Derivative   Instruments  and  Certain  Hedging
Activities,  an amendment of SFAS No. 133, which amends  certain  accounting and reporting  standards of SFAS No. 133. The  adoption of these  statements  is not expected to have any effect on the Company's  results of operations or financial condition.

Note 2. Investments

The Company's  fixed  maturities and equity  securities at December 31, 2000 and
1999 were as follows:

                                                                     Gross               Gross
                                              Amortized            Unrealized          Unrealized         Fair
December 31, 2000                            Cost or Cost            Gains               (Losses)        Value
                                                                         (In thousands)
Fixed maturities:

   U.S. Government Treasury Bonds
      and GNMAs..........................       $ 46,320              $ 2,230            $    (76)     $  48,474
   States, municipalities and political
      subdivisions.......................         59,132                1,588                (237)        60,483
   Mortgage and asset backed
      (excluding GNMAs)..................         59,869                  658              (1,062)        59,465
   Corporate bonds.......................         56,486                  985                (765)        56,706
                                                --------               ------             -------       --------

      Total fixed maturities.............       $221,807              $ 5,461             $(2,140)     $ 225,128
                                                 =======               ======              ======        =======

Equity securities - common stocks........       $  5,608              $   888            $   (227)      $  6,269
                                                 =======               ======             =======          =====

                                                                     Gross               Gross
                                                 Amortized         Unrealized          Unrealized        Fair
December 31, 1999                               Cost or Cost         Gains             (Losses)          Value
                                                                         (In thousands)
Fixed maturities:

   U.S. Government Treasury Bonds
      and GNMAs..........................       $ 43,382              $   206           $  (1,340)      $ 42,248
   States, municipalities and political
      subdivisions.......................         93,965                1,472              (1,586)        93,851
   Mortgage and asset backed
      (excluding GNMAs)..................         52,249                    4              (2,465)        49,788
   Corporate bonds.......................         37,258                   21              (1,629)        35,650
   Redeemable preferred stock............          1,021                    6                  (9)         1,018
                                                 -------               ------             -------        -------

      Total fixed maturities.............       $227,875              $ 1,709           $  (7,029)      $222,555
                                                 =======               ======              ======        =======

Equity securities - common stocks........       $ 11,105              $ 1,222           $    (487)      $ 11,840
                                                 =======               ======            ========        =======

The Company's fixed maturity securities by years of maturity were as follows:

              Period from
           December 31, 2000                                  Amortized        Fair
              to Maturity                                       Cost          Value
                                                                 (In thousands)

One year or less...................................         $   4,646        $   4,671
Over one year through five years...................            37,594           38,456
Over five years through ten years..................            52,663           55,828
More than ten years................................            29,599           29,821
Mortgage and asset backed (including GNMAs)........            97,305           96,352
                                                             --------         --------

   Total...........................................          $221,807         $225,128
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

                                                                         Year Ended December 31,
                                                       2000                     1999                     1998
                                                                           (In thousands)

  Fixed maturities..........................           $17,801                 $15,713                  $13,784
  Equity securities.........................               252                     363                      230
  Short-term investments....................               997                     573                    1,874
                                                       -------                  ------                   ------
                                                        19,050                  16,649                   15,888
  Investment expenses.......................              (603)                   (664)                    (679)
                                                       -------                    ----                     ----

  Net investment income.....................           $18,447                 $15,985                  $15,209
                                                        ======                  ======                   ======

          The Company's realized capital gains and losses were as follows:

                                                                         Year Ended December 31,
                                                       2000                     1999                     1998
                                                                           (In thousands)

  Fixed maturities:
     Gains..................................          $    975                $  1,108                   $  768
     (Losses)...............................            (1,454)                   (549)                     (99)
                                                       -------                   -----                    -----
                                                          (479)                    559                      669
                                                       -------                   -----                  -------
  Equity securities and other investments:
     Gains..................................             1,168                     492                    1,196
     (Losses)...............................              (424)                 (1,494)                    (434)
                                                       -------                  ------                    -----
                                                           744                  (1,002)                     762
                                                       -------                  ------                    -----
  Net realized capital gains (losses).......          $    265                $   (443)                  $1,431
                                                       =======                 =======                    =====

     At December 31, 2000 and 1999,  fixed  maturities with amortized  values of
$6,814,000  and  $6,825,000,  respectively,  were on deposit with various  State
Insurance Departments.  In addition, at December 31, 2000 and 1999, $137,000 and
$132,000,  respectively, were on deposit with the Bank of England for Navigators
Insurance's  UK  Branch.  Also,  at  December  31,  2000 and 1999,  $405,000  of
investments were pledged as security under a reinsurance treaty.

     At December 31, 2000, the Company did not have a  concentration  of greater than 10% of invested assets in a single issuer.

     In 1998, the Company  disposed of its investment in Riverside  Underwriters
Plc ("Riverside").  The Company received a payment of (pound)225,000  ($382,000)
in 1998 and recorded a loss on the  disposal  of(pound)250,000  ($420,000).  The remaining  payments  of(pound)300,000  and  (pound)225,000  were due in 1999 and
2000,  respectively.  The  payment  due in  1999  was  not  received  and it was considered  unlikely  that the 1999 or 2000  payments  would be  received in the foreseeable  future.  Therefore,  the Company recorded an additional loss on the investment  in 1999  of(pound)525,000  ($865,000).  No payments were received in
2000.

     In addition to the disposal of the investment in Riverside, pretax earnings
(losses)  related to Riverside  for 1999 and 1998 of  ($215,000)  and  $393,000,
respectively,  were included in other income.  The Company recorded its share of
Riverside's  earnings  from  underwriting  when  sufficient  information  became available to provide  reasonable  estimates of earned  premiums and losses.  The last  underwriting  year  that  the  Company  participated  at  Lloyd's  through
Riverside  was 1996 which  closed on December  31, 1998 under the Lloyd's  three year methodology.

Note 3.  Notes Payable and Letters of Credit

     On December 21, 1998, the Company entered into a new bank credit  facility, as amended,  which  replaced the prior  facility.  The new credit  facility,  as amended on September 20, 2000,  provides a $26 million  revolving line of credit at an interest rate of either,  at the Company's  election,  the base commercial lending  rate of one of the banks or at LIBOR plus 1.25% on the used  portion of the line of credit.  The  commitment  fee on the  unused  portion of the line of credit is 0.25%.  The line of credit  facility  reduces  each quarter by amounts between  $1.0  million  and $2.25  million  beginning  January  1, 2000 until it terminates on November 19, 2004. At December 31, 2000 and 1999,  $22 million and
$24 million in loans were outstanding, respectively, under the revolving line of credit facility at an interest rate of 7.6% and 7.1%,  respectively.  The credit facility  also  provides for a $55 million  letter of credit  facility  which is utilized  primarily by NCUL and Millennium to  participate in Lloyd's  Syndicate
1221  managed  by MTC.  The cost of the  letters  of credit is 1.3% for the used portion and 0.25% for the unused  portion of the letter of credit  facility.  At
December 31, 2000 and 1999,  letters of credit with an aggregate  face amount of
$46.6 million and $42.2 million,  respectively,  were issued under the letter of credit facility. In 2000, $78,500 of these letters of credit were drawn upon.

     The credit  facility  is  collateralized  by shares of common  stock of the
Company's major subsidiary and contains certain financial  covenants  consisting of requirements for minimum  consolidated  tangible net worth, minimum statutory surplus, minimum risk-based capital and a leverage ratio

Note 4.  Fiduciary Funds

     The Navigators Agencies maintain fiduciary accounts for the insurance pools they manage. Functions performed by the Navigators Agencies include underwriting business,  collecting premiums from the insured, paying claims,  collecting paid recoverables  from  reinsurers,  paying  reinsurance  premiums to reinsurers and remitting net account balances to member insurance companies. Funds belonging to the insurance pools are held in a fiduciary capacity.

         The fiduciary accounts as of December 31, 2000 and 1999 were as follows:

                                                                          December 31,
                                                                2000                          1999
                                                                          (In thousands)

         Cash and short-term investments.............          $12,991                       $ 7,019
         Premiums receivable.........................           32,932                        31,802
         Reinsurance balances receivable (payable)...           (4,304)                         (378)
                                                              --------                        ------

                Total assets.........................          $41,619                       $38,443
                                                                ======                        ======

         Due to insurance companies..................          $41,619                       $38,443
                                                                ------                        ------

                Total liabilities....................          $41,619                       $38,443
                                                                ======                        ======

         The fiduciary accounts above were not included in the accompanying consolidated balance sheets.

Note 5.  Income Taxes

         The components of current and deferred income tax expense (benefit) were as follows:

                                                                         Year Ended December 31,
                                                              2000                      1999                1998
                                                                                   (In thousands)
Current:
   Federal and foreign......................                 $2,507                   $   (499)            $ 2,887
   State and local..........................                     58                         49                 213
                                                             ------                     ------              ------

      Total.................................                 $2,565                   $   (450)            $ 3,100
                                                              =====                    =======               =====

Deferred:
   Federal and foreign......................                 $  718                   $   (560)            $   595
   State and local..........................                     23                       (730)                (31)
                                                              -----                     ------                ----

      Total.................................                 $  741                    $(1,290)             $  564
                                                              =====                     ======               ======

     A  reconciliation  of total income taxes  applicable  to pre-tax  operating income and the amounts  computed by applying  the Federal  statutory  income tax rate to the pre-tax operating income was as follows:

                                                          2000                    1999                  1998
                                                                         (Dollars in thousands)
Computed expected
   tax expense..............................     $3,618        35.0%        $(1,887)   (35.0)%      $5,304       35.0%
Tax-exempt interest.........................     (1,313)      (12.7)         (1,747)   (32.4)       (2,139)     (14.1)
Dividends received deduction................        (59)       (0.6)            (88)    (1.6)          (48)      (0.3)
State and local income taxes, net of
   Federal income tax.......................         53         0.6            (442)    (8.2)          118        0.8
State and local tax net operating loss
   carryforward.............................       (453)       (4.4)           (941)   (17.5)          --         --
Valuation allowance.........................      1,375        13.3           2,879     53.4           465        3.0
Other.......................................         85         0.8             486      9.0           (36)      (0.2)
                                                  -----        ----        --------    -----        ------       ----

                                                 $3,306        32.0%        $(1,740)   (32.3)%      $3,664       24.2%
                                                  =====        ====          ======    =====         =====       ====

     The tax  effects  of  temporary  differences  that  give  rise to  Federal, foreign,  state and local deferred tax assets and deferred tax liabilities  were as follows:

                                                                                    December 31,
                                                                             2000                    1999
                                                                                    (In thousands)

Deferred tax assets:
   Loss reserve discount......................................              $  6,386                $  6,195
   Unearned premium...........................................                 1,817                   1,309
   Alternative minimum tax carryforward.......................                 5,276                   6,376
   Net unrealized losses on securities........................                   --                    1,605
   Foreign operations net operating loss carryforward.........                 4,433                   3,511
   State and local net operating loss carryforward............                 1,394                     941
   Other......................................................                   418                     531
                                                                             -------                 -------
Total gross deferred tax assets...............................                19,724                  20,468
Less valuation allowance......................................                (5,827)                 (4,452)
                                                                             -------                 -------
     Total deferred tax assets................................                13,897                  16,016
                                                                             -------                 -------

Deferred tax liabilities:
   Deferred acquisition costs.................................                (1,339)                   (824)
   Contingent commission receivable...........................                (1,765)                 (1,965)
   Net unrealized gains on securities.........................                (1,394)                    --
   Net deferred state and local income tax....................                  (398)                   (374)
                                                                             -------                 -------
     Total deferred tax liabilities...........................                (4,896)                 (3,163)
                                                                             -------                  ------

     Net deferred tax asset...................................              $  9,001                 $12,853
                                                                             =======                  ======

     In assessing the realization of deferred tax assets,  management  considers whether  it is more  likely  than not  that  the  deferred  tax  assets  will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those  temporary differences  become deductible.  Management  considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making  this  assessment  and  believes it is more likely than not the
Company will realize the benefits of its deductible  differences at December 31,
2000, net of any valuation allowance.

     Valuation  allowances  of  $4,433,000  and  $3,511,000  for the years ended
December  31,  2000  and  1999,  respectively,   were  established  due  to  the
uncertainty  associated  with the  realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations.

     The  Company  also had net  state and local  operating  loss  carryforwards amounting  to  potential  future tax  benefits  of  $1,394,000  and  $941,000 at
December 31, 2000 and 1999, respectively.  A valuation allowance was established for the amount of the tax benefit  due to the  uncertainty  associated  with the realization of the deferred tax asset.

Note 6.  Reserves for Losses and Loss Adjustment Expenses

         The following table summarizes the activity in the Company's reserve for losses and loss adjustment  expenses ("LAE") during the three most recent years:

                                                                                    Year Ended December 31,
                                                                          2000               1999                  1998
                                                                                        (In thousands)

Net reserves for losses and LAE at
      beginning of year..............................                     $170,530        $150,517           $139,841
                                                                           -------         -------            -------
Provision for losses and LAE for
    claims occurring in the current year.............                       60,152          45,001             46,050
Lloyd's portfolio transfer - reinsurance to close....                        7,854          15,533             19,655
Increase (decrease) in estimated losses and
    LAE for claims occurring in prior years..........                       (4,994)          9,380             (3,383)
                                                                          --------        --------           --------
Incurred losses and LAE..............................                       63,012          69,914             62,322
                                                                          --------        --------           --------
Losses and LAE payments for claims
    occurring during:
       Current year..................................                      (15,358)       (10,925)             (9,848)
       Prior years...................................                      (43,301)       (38,976)            (41,798)
                                                                          --------         ------             -------
Losses and LAE payments..............................                     (58,659)       (49,901)            (51,646)
                                                                           -------         ------             -------
Net reserves for losses and LAE at end of year.......                      174,883        170,530             150,517
                                                                           -------        -------             -------

Reinsurance receivable on unpaid losses and LAE......                      182,791        220,564             191,927
                                                                           -------        -------             -------

Gross reserves for losses and LAE at end of year.....                     $357,674       $391,094          $  342,444
                                                                           =======        =======           =========

     The  deficiency  for the year ended  December  31, 1998  resulted  from the unrecoverable  reinsurance  from  New Cap Re and  reserve  strengthening  in the
Company's Lloyd's subsidiary.

     The Company  controlled  75.6% of  Syndicate  1221's  capacity for the 2000 underwriting  year. The actual capacity was  (pound)66,297,000  ($95,985,000) of which the Company  directly  controlled(pound)42,772,000  ($61,925,000) or 64.5%
and indirectly  controlled  (pound)7,340,000  ($10,627,000) or 11.1%.  Since the controlled  capacity  exceeded 75% in 2000,  Lloyd's  Mandatory Byelaw (No. 5 of
1999)  required  the  Company  to  make  a  mandatory  offer  to   noncontrolled
participants for their capacity at the first Lloyd's capacity auctions beginning in July 2000. As a result,  the Company purchased an  additional(pound)7,379,000
($11,018,000)  of capacity  for 2001  through  the auction  process in 2000 at a total cost of(pound)133,000 ($199,000).

     The  offer  was made at 1.8  pence  per(pound)1  of  capacity  which is the minimum  price that the Company was  obliged to offer,  being the highest  price paid for  capacity  during the prior 12 months.  If the Company  exceeds the 90%
control threshold,  Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997)
allows  for a  Minority  Buy-out  to be  effected.  In  such a  transaction  the remaining  participants  are  required  to give up their  capacity in return for compensation  which  must be at least  equal to the offer  price  preceding  the buy-out.  Syndicate  1221's  capacity for 2001 will be  approximately(pound)66.3 million of which the Company will directly control 67.4% and indirectly  control
20.7%.

     The Company  provides letters of credit to Lloyd's to support its Syndicate
1221 capacity. If the amount of capacity controlled increases,  the Company will be  required  to  supply  additional  letters  of  credit  or  other  collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

     During  2000,  1999 and 1998,  the  Company  paid  gross  losses and LAE of
$1,158,000, $665,000 and $2,091,000,  respectively, resulting in net paid losses and LAE of $173,000,  $378,000 and  $369,000,  respectively,  for  environmental pollution and asbestos  related  claims.  As of December 31, 2000 and 1999,  the
Insurance  Companies  carried  gross  reserves  of  $3,364,000  and  $3,712,000, respectively, and net reserves of $994,000 and $1,088,000, respectively, for the potential  exposure to such claims.  At December  31, 2000,  there were 412 open claims with environmental  pollution or asbestos exposures.  Management believes that its reserves for such claims are adequate because the Insurance  Companies'
participation in such risks was generally in the higher excess layers and, based on a continuing  review of such claims,  management  believes that a majority of these claims will be unlikely to penetrate  such high excess layers of coverage;
however,  due  to the  significant  assumptions  inherent  in  estimating  these exposures, actual liabilities could differ from current estimates.

Note 7.  Reinsurance

         The following table summarizes earned premium:

                                                                         Year Ended December 31,
                                                       2000                            1999                       1998
                                                                               (In thousands)

         Direct.............................         $144,057                        $107,939                  $102,256
         Assumed............................           32,791                          55,465                    67,422
         Ceded..............................          (79,608)                        (73,962)                  (78,475)
                                                      -------                         -------                   -------
         Net................................        $  97,240                        $ 89,442                  $ 91,203
                                                     ========                         =======                   =======

         The following table summarizes written premium:

                                                                         Year Ended December 31,
                                                       2000                            1999                       1998
                                                                                (In thousands)

         Direct.............................         $155,888                        $120,426                 $  92,910
         Assumed............................           32,537                          46,686                    79,301
         Ceded..............................          (80,332)                        (73,028)                  (83,729)
                                                     --------                         -------                   -------
         Net................................         $108,093                        $ 94,084                 $  88,482
                                                      =======                         =======                  ========

     The 2000,  1999 and 1998 assumed  written and earned premium  includes $7.9 million,  $15.5 million, and $19.7 million,  respectively,  of Lloyd's portfolio transfers to close the 1998, 1997 and 1996 underwriting years, respectively.

     Ceded  losses  and loss  adjustment  expenses  incurred  were  $60,602,000,
$112,870,000, and $126,392,000 in 2000, 1999, and 1998, respectively.

     A contingent  liability exists with respect to reinsurance ceded, since the
Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

     At  December  31,  2000,  the  Company  had  uncollateralized   reinsurance
receivables  from the following six reinsurers which were in excess of 5% of the
Insurance  Companies'  statutory  surplus:   Folksamerica  Reinsurance  Company,
$8,903,000;  General  Reinsurance  Company,  $8,075,000;   American  Reinsurance
Company, $6,750,000;  Employers Mutual Casualty Company,  $5,910,000;  Insurance
Corporation of New York, $5,893,000; and National Liability & Fire Insurance
Company, $5,772,000.

     The  Company's   Reinsurance  Security  Committee  monitors  the  financial strength of its reinsurers and the related reinsurance receivables. An allowance is  established  to the extent that it is  determined  that the ultimate  amount collectible  is less than the amount  recorded as a receivable.  At December 31,
2000  and  1999,  there  was  an  allowance  for  uncollectible  reinsurance  of
$2,500,000 and $1,250,000,  respectively. The expense recorded for uncollectible reinsurance  was  $1,250,000,  $7,016,000  and $58,000 for 2000,  1999 and 1998,
respectively.  The 1999 expense for  uncollectible  reinsurance is primarily the result of New Cap Reinsurance  Corporation  Limited,  which  participated on the
Company's  1998 and 1999  reinsurance  programs,  being  under the control of an
Administrator for possible liquidation.

Note 8.  Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

                                                      December 31, 2000             December 31, 1999
                                               Carrying           Fair            Carrying              Fair
                                                Amount            Value           Amount               Value
                                                                       (In thousands)
     Financial assets:
        Fixed maturities............            $225,128          $225,128           $222,555        $222,555
        Equity securities...........               6,269             6,269             11,840          11,840
        Short-term investments......              18,186            18,186              6,747           6,747
     Financial liabilities:
        Notes payable to banks......            $ 22,000         $  22,000          $  24,000       $  24,000

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

         Stock options outstanding at December 31, 2000, 1999 and 1998 were as follows:

                                             2000                      1999                      1998
                                                  Average                   Average                  Average
                                    No. of        Exercise       No. of     Exercise    No. of       Exercise
                                    Shares         Prices        Shares       Prices     Shares       Prices

Options outstanding at
   beginning of year.......        243,650        $19.01       442,750        $19.79     477,925       $19.37
     Granted...............        277,500        $10.65        30,000        $14.00      79,500       $17.00
     Exercised.............           -             -           (3,100)       $14.25     (75,925)      $14.09
     Expired or forfeited..        (10,250)       $12.82      (226,000)       $19.80     (38,750)      $20.07
                                   -------                    --------                   -------
Options outstanding at
   end of year.............        510,900        $14.59       243,650        $19.01     442,750       $19.79
                                   =======                     =======                   =======
Number of options
   exercisable.............        241,025        $18.56       176,338        $20.29     370,750       $20.33

     The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation  rights at prices of no less than 90% of the fair market value of the common stock.  The Company granted  116,000,  2,500 and
13,500  stock  appreciation  rights in 2000,  1999 and 1998,  respectively.  The amounts charged to expense  (recovered) in 2000, 1999 and 1998 were $32,000,  $0 and ($171,000), respectively.

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

                                                                          2000             1999           1998

Net income (loss) (in thousands):       As reported                     $  7,032        $  (3,652)      $ 11,489
                                        Pro forma                       $  6,855        $  (3,738)      $ 11,243

Basic income (loss) per share:          As reported                     $   0.84        $   (0.43)      $   1.37
                                        Pro forma                       $   0.81        $   (0.44)      $   1.34

Diluted income (loss) per share:        As reported                     $   0.84        $   (0.43)      $   1.36
                                        Pro forma                       $   0.81        $   (0.44)      $   1.33

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes  option-pricing model with the following  assumptions used for the options granted: no dividend yield;  expected volatility of 33.9%, 33.0% and
32.3% in 2000,  1999 and 1998,  respectively;  risk free interest rate of 6%, 6%
and 5% for 2000, 1999 and 1998,  respectively;  and expected life of 6 years for
2000,  1999 and 1998.  The weighted  average  fair value of options  granted was
$4.75, $6.16 and $7.03 in 2000, 1999 and 1998, respectively.

         The following table summarizes information about options outstanding at December 31, 2000:

                   Outstanding        Average Remaining              Average            Exercisable           Average
Price Range           Shares             Contract Life           Exercise Price           Shares          Exercise Price

$10 to $11              270,500                  9.4                     10.65               26,000              10.88
$14 to $17              180,400                  5.6                     15.14              155,025              15.12
$28 to $34               60,000                  2.2                     30.75               60,000              30.75

Note 10.  Employee Benefits

     The Company sponsors a defined contribution plan covering substantially all its U.S.  employees.  Contributions are equal to 15% of each eligible employee's gross pay (plus  bonus of up to $2,500) up to the  amount  permitted  by certain
Federal regulations.  Employees vest at 20% per year beginning at the end of the second year and are  therefore  fully  vested  after six years of service.  Plan expense, included within operating expenses,  amounted to $708,000, $731,000 and
$607,000 in 2000, 1999 and 1998,  respectively.  The Company  sponsors a similar plan  under UK  regulations  for its UK  employees  for  which the  Company  had
expenses  of  $420,000,   $358,000  and  $142,000  for  2000,   1999  and  1998,
respectively.

     The Company has a 401(k) Plan for all  eligible  employees.  Each  eligible employee  can  contribute  up to 8% of their salary  limited by certain  Federal regulations. The Company does not match any of the employee contributions.

Note 11.   Dividends from Subsidiaries and Statutory Financial Information

     Navigators  Insurance may pay dividends to the Company out of its statutory earned  surplus  pursuant to statutory  restrictions  imposed under the New York
Insurance  Law.  The maximum  amount  available  for the payment of dividends by
Navigators   Insurance  during  2000  without  prior   regulatory   approval  is
$11,464,000.  Navigators  Insurance paid $11,000,000 in dividends to the Company in 2000 and $8,500,000 in 1999.

     The UK Branch is required to maintain certain capital requirements under UK regulations.

     The Insurance  Companies' statutory net income as filed with the regulatory authorities for 2000, 1999 and 1998 was $16,334,000, $9,320,000 and $17,987,000,
respectively. The statutory surplus as filed with the regulatory authorities was
$114,642,000 and $110,273,000 at December 31, 2000 and 1999, respectively.

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

     The  significant  differences  between SAP and GAAP are that under SAP: (1)
acquisition  and  commission  costs are expensed when incurred  while under GAAP these costs are deferred and  amortized  as the related  premium is earned;  (2)
bonds are  stated at  amortized  cost,  while  under  GAAP  bonds are held in an available-for-sale account and reported at fair value, with unrealized gains and losses  recognized  in other  comprehensive  income as a separate  component  of stockholder's  equity;  (3) federal income taxes are recorded when payable while under GAAP deferred taxes are provided to reflect temporary  differences between the  carrying  values  and tax basis of assets  and  liabilities;  (4)  unearned premiums and loss  reserves are  reflected net of ceded amounts while under GAAP the unearned  premiums and loss reserves are reflected  gross of ceded  amounts;
(5) agents'  balances over ninety days due are excluded from the balance  sheet, and uncollateralized  amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

     The  NAIC  recently  completed  a  process  intended  to  codify  statutory accounting practices for insurance enterprises. As a result of this process, the
NAIC will issue a revised statutory  Accounting  Practices and Procedures Manual that will be effective  January 1, 2001 for the calendar year 2001.  The Company will prepare its statutory  basis  financial  statements in accordance  with the revised  statutory  manual subject to any deviations  prescribed or permitted by the New York  insurance  commissioner.  The  Company has  determined  that these changes  would not have resulted in a negative  impact to the statutory  capital and surplus of the  Insurance  Companies  had the changes been  implemented  for
2000.

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

Note 12.  Commitments and Contingencies

a.   Future minimum annual rental commitments at December 31, 2000 under various noncancellable operating leases for the Company's office facilities,  which expire at various dates through 2010, are as follows:

       Year Ended December 31,                                       (In thousands)

              2001...................................                  $   1,489
              2002...................................                      1,462
              2003...................................                      1,398
              2004...................................                      1,205
              2005 and subsequent....................                      5,218
                                                                        --------

              Total..................................                  $  10,772
                                                                        ========

     The Company is also liable for  additional  payments to the  landlords  for certain  annual cost  increases.  Rent expense for the years ended December
     31,  2000,  1999  and  1998  was  $1,590,000,  $1,468,000  and  $1,298,000,
     respectively.

b.   The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine  litigation  incident to the kinds of business conducted by the Company, except for an assessment on
     Navigators  Insurance by the Institute of London  Underwriters  ("ILU"). In
     late 1998, the ILU advised its then current  forty-one  members,  including
     Navigators    Insurance,    that   they   were    each    being    assessed
     approximately(pound)900,000 ($1.3 million) to pay for anticipated operating deficits  arising from the long term lease of the ILU  building  located in
     London (the "ILU  Building").  This assessment was to be paid in cash or by providing a letter of credit.

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

Note 13.  Segment Information

     The  Company's  subsidiaries  are  primarily  engaged  in the  writing  and management of property and casualty  insurance.  The Company's  segments include the Insurance  Companies,  the Navigators  Agencies and the Lloyd's  Operations,
each of  which  is  managed  separately.  The  Insurance  Companies  consist  of
Navigators Insurance and NIC and currently are primarily engaged in underwriting marine  insurance  and related  lines of business,  and a  contractors'  general liability program. The Navigators Agencies are underwriting management companies which  produce,  manage  and  underwrite  insurance  and  reinsurance  for  both affiliated and unaffiliated companies.  The Lloyd's Operations underwrite marine and related  lines of business at Lloyd's of London.  All segments are evaluated based on their GAAP  underwriting or operating  results which are prepared using the  accounting  policies  described  in the summary of  significant  accounting policies in Note 1.

     The Insurance Companies and the Lloyd's Operations are measured taking into account net  premiums  earned,  incurred  losses and loss  expenses,  commission expense  and other  underwriting  expenses.  The  Navigators  Agencies'  results include  commission  income less other  operating  expenses.  Each  segment also maintains their own  investments,  on which they earn income and realize capital gains or losses. Other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments.

Financial data by segment for 1998 through 2000 is as follows:

                                                                                Year ended December 31,
                                                                             2000           1999            1998
                                                                                      (In thousands)

Revenue, excluding net investment income and
   net realized capital gains (losses):
   Insurance Companies........................................         $   44,389    $   42,001        $  50,983
   Navigators Agencies........................................             13,120         5,430           12,935
   Lloyd's Operations.........................................             53,114        48,266           42,455
   Other operations...........................................             (9,251)       (5,615)          (7,893)
                                                                          -------     ---------         --------
     Total....................................................           $101,372    $   90,082        $  98,480
                                                                          =======     =========         ========

Net investment income:
   Insurance Companies........................................         $   15,536    $   14,573        $  14,658
   Navigators Agencies........................................                 98            65                8
   Lloyd's Operations.........................................              2,796         1,342              535
   Other operations...........................................                 17             5                8
                                                                        ---------     ---------         --------
     Total....................................................         $   18,447    $   15,985        $  15,209
                                                                        =========     =========         ========

Net realized capital gains (losses):
   Insurance Companies........................................         $      177    $      295        $   1,851
   Navigators Agencies........................................                  -            -                 -
   Lloyd's Operations.........................................                 88           127                -
   Other operations...........................................                  -          (865)            (420)
                                                                        ---------     ---------         --------
     Total....................................................         $      265    $     (443)       $   1,431
                                                                        =========     ==========        ========

Income loss before tax expense (benefit):
   Insurance Companies........................................         $   18,890    $   10,474        $  20,458
   Navigators Agencies........................................             (1,947)       (9,857)          (2,619)
   Lloyd's Operations.........................................             (2,296)       (4,395)             279
   Other operations...........................................             (4,309)       (1,614)          (2,965)
                                                                        ---------     ---------           ------
     Total....................................................         $   10,338    $   (5,392)       $  15,153
                                                                        =========     =========         ========

Income tax expense (benefit):
   Insurance Companies........................................         $    5,241    $    2,021        $    4,922
   Navigators Agencies........................................               (484)       (3,286)              (76)
   Lloyd's Operations.........................................                  -           221                -
   Other operations...........................................             (1,451)         (696)           (1,182)
                                                                        ---------     ---------          --------
     Total....................................................         $    3,306    $   (1,740)        $   3,664
                                                                        =========     =========          ========

Net income (loss):
   Insurance Companies........................................         $   13,649    $    8,453         $  15,536
   Navigators Agencies........................................             (1,463)       (6,570)           (2,543)
   Lloyd's Operations.........................................             (2,296)       (4,616)              279
   Other operations...........................................             (2,858)         (919)           (1,783)
                                                                        ---------     ---------          --------
     Total....................................................         $    7,032    $   (3,652)        $  11,489
                                                                        =========     =========          ========

Identifiable assets:
   Insurance Companies........................................           $506,863      $543,035          $532,320
   Navigators Agencies........................................             11,741         2,478            15,406
   Lloyd's Operations.........................................             95,229        70,112            50,069
   Other operations...........................................              1,142        15,699            (5,708)
                                                                        ---------       -------           -------
     Total....................................................         $  614,975      $631,324          $592,087
                                                                        =========       =======           =======

Note 14.  Earnings Per Common Share

     Following is a  reconciliation  of the numerators and  denominators  of the basic and  diluted  earnings  per share  ("EPS")  computations  for the  periods indicated:

                                                                             Year ended December 31, 2000

                                                                                        Average                   Net
                                                                 Net                     Shares                Income
                                                                Income                Outstanding             Per Share
Basic EPS:
   Income available to common stockholders     ...........    $7,032,000              8,413,851                 $0.84
Effect of Dilutive Securities:
   Stock options..........................................                                 -
Diluted EPS:
   Income available to common stockholders     ..........     $7,032,000              8,413,851                 $0.84

                                                                             Year ended December 31, 1999

                                                                                        Average                 Net
                                                                 Net                     Shares                (Loss)
                                                                (Loss)                Outstanding             Per Share
Basic EPS:
   Income (loss) available to common stockholders.........    $(3,652,000)              8,419,318                $(0.43)
Effect of Dilutive Securities:
   Stock options .........................................                                     53
Diluted EPS:
   (Loss) available to common stockholders     ..........     $(3,652,000)              8,419,371               $(0.43)

                                                                             Year ended December 31, 1998

                                                                                        Average                   Net
                                                                 Net                     Shares                Income
                                                                Income                Outstanding             Per Share
Basic EPS:
   Income available to common stockholders     ...........    $11,489,000              8,414,237                $1.37
Effect of Dilutive Securities:
   Stock options ........................................                                 44,789
Diluted EPS:
   Income available to common stockholders...............     $11,489,000              8,459,026                $1.36

     Certain  outstanding options to purchase common shares were not included in the  respective  computations  of diluted  earnings per common share because the options'  exercise  prices were  greater  than the average  market  price of the common  shares.  For each of the  years  presented,  these  outstanding  options consisted of the following:  during 2000,  510,900 shares at an average price of
$14.59 expiring in years 2001 to 2010; during 1999, 213,650 shares at an average price of $19.71 expiring in years 2000 to 2008; and during 1998,  156,125 shares at an average price of $27.96 expiring in years 2000 to 2003.

Note 15.  Quarterly Financial Data (Unaudited)

         The results of operations for the quarterly periods during 2000 and 1999 were as follows.

                                                                     Three Month Period Ended
                                                 March 31,             June 30,         Sept. 30,           Dec. 31,
                                                   2000                 2000              2000                2000
                                                               (In thousands, except net income per share)

Total revenues......................              $  24,395            $  27,815        $  24,124          $  43,750
Income before income tax............              $   1,816            $   3,109        $   1,872          $   3,541
Net income..........................              $   1,344            $   1,746        $   1,610          $   2,332
Comprehensive income................              $   1,692            $   2,156        $   3,268          $   5,927

Per share data:
Net income per share - Basic........              $   0.16             $   0.21         $    0.19          $   0.28
Net income per share - Diluted......              $   0.16             $   0.21         $    0.19          $   0.28

                                                                     Three Month Period Ended
                                                 March 31,             June 30,         Sept. 30,           Dec. 31,
                                                   1999                 1999              1999                1999
                                                               (In thousands, except net income per share)

Total revenues..........................          $  21,720            $  24,660        $  18,870          $  40,374
Income (loss) before income tax.........          $   2,926            $   2,264        $  (7,460)         $  (3,123)
Net income (loss).......................          $   2,107            $   1,937        $  (4,808)         $  (2,888)
Comprehensive income (loss).............          $     448            $  (1,454)       $  (6,895)         $  (4,416)

Per share data:
Net income (loss) per share - Basic.....          $    0.25            $    0.23        $   (0.57)          $  (0.34)
Net income (loss) per share - Diluted...          $    0.25            $    0.23        $   (0.57)          $  (0.34)

     The increase in fourth  quarter  2000 and 1999  revenues as compared to the previous  three  quarters was primarily due to the Lloyd's  reinsurance to close portfolio transfer of $7.9 million and $15.5 million, respectively.

                                                                                                          SCHEDULE I
                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                  SUMMARY OF CONSOLIDATED INVESTMENTS--OTHER THAN INVESTMENTS
                                                      IN RELATED PARTIES
                                                      December 31, 2000
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
                                                           Amortized                                             consolidated
Type of Investment                                        Cost or Cost              Fair value                  balance sheet

Fixed maturities:
   Bonds:
     United States Government Treasury
       Bonds and GNMAs ..........................          $   46,320               $   48,474                  $   48,474
     States, municipalities
       and political subdivisions................              59,132                   60,483                      60,483
     Mortgage and asset backed...................
       (excluding GNMAs).........................              59,869                   59,465                      59,465
     Corporate bonds.............................              56,486                   56,706                      56,706
                                                              -------                  -------                     -------
           Total fixed maturities................             221,807                  225,128                     225,128
                                                              -------                  -------                     -------

Equity securities:
   Common stocks:
     Industrial, miscellaneous
       and all other.............................               5,608                    6,269                       6,269
Short-term investments...........................              18,186                   18,186                      18,186
                                                              -------                  -------                     -------

           Total investments.....................            $245,601                 $249,583                    $249,583
                                                              =======                  =======                     =======

      SCHEDULE II

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                  THE NAVIGATORS GROUP, INC.

                                                        BALANCE SHEETS
                                                       (Parent Company)
                                              (In thousands, except share data)

                                                                                       December 31,
A S S E T S                                                                       2000                     1999

Cash  ..........................................................             $       50                $     281
Investment in wholly owned subsidiaries,
   at equity....................................................                144,909                  138,345
Short-term investments..........................................                    400                     --
Other assets....................................................                 20,851                   16,227
                                                                              ---------                 --------

         Total assets...........................................             $  166,210                 $154,853
                                                                              =========                  =======

L I A B I L I T I E S

Notes payable to banks..........................................             $   22,000                $  24,000
Accounts payable and other liabilities..........................                    730                      488
                                                                              ---------                 --------

         Total liabilities......................................                 22,730                   24,488
                                                                              ---------                 --------

Commitments and contingencies...................................

S T O C K H O L D E R S'  E Q U I T Y

Preferred stock, $.10 par value, authorized
   1,000,000 shares, none issued................................                   --                       --
Common stock, $.10 par value, authorized
   10,000,000 shares, issued and outstanding
   8,414,356 in 2000 and 8,406,970 in 1999......................                    846                      846
Additional paid-in capital......................................                 39,413                   39,447
Retained earnings...............................................                100,722                   93,690
Treasury stock held at cost (shares: 41,314 in 2000 and
   48,700 in 1999)..............................................                   (594)                    (700)
Accumulated other comprehensive income (loss):
   Net unrealized gains (losses) on securities
   available-for-sale, net of tax...............................                  2,822                   (2,980)
   Foreign currency translation adjustment, net of tax..........                    271                       62
                                                                             ----------                 --------

         Total stockholders' equity.............................                143,480                  130,365
                                                                             ----------                  -------

         Total liabilities and stockholders' equity.............             $  166,210                 $154,853
                                                                              =========                  =======

                                                                                                          SCHEDULE II

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                                                  THE NAVIGATORS GROUP, INC.

                                                     STATEMENTS OF INCOME
                                                       (Parent Company)
                                                        (In thousands)

                                                                                  Year Ended December 31,
                                                                           2000                  1999               1998

Revenues:
   Net investment income.............................                  $      17            $       4           $      7
   Net realized capital losses.......................                         --                 (865)              (420)
   Dividends received from wholly owned
     subsidiaries....................................                     11,000               11,000              5,000
   Other income......................................                        (10)                (222)               591
   Operating expenses and income taxes...............                     (2,865)              (1,731)            (1,944)
                                                                        --------               ------             ------
   Income before equity in
     undistributed net income
     of wholly owned subsidiaries....................                      8,142                8,186              3,234
   Equity in undistributed net income (loss)
     of wholly owned subsidiaries....................                     (1,110)             (11,838)             8,255
                                                                        --------              -------           --------

   Net Income (Loss).................................                  $   7,032            $  (3,652)           $11,489
                                                                        ========             ========             ======

                                                                                                          SCHEDULE II

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
                                                  THE NAVIGATORS GROUP, INC.

                                                   STATEMENTS OF CASH FLOWS
                                                       (Parent Company)
                                                        (In thousands)

                                                                                  Year Ended December 31,
                                                                             2000                  1999                 1998

Operating activities:
   Net income (loss)........................................              $  7,032               $(3,652)             $11,489
   Adjustments to reconcile net income
     to net cash provided by (used in) operations:
     Net realized capital losses............................                   --                    864                  420
     Equity in undistributed net income of wholly
       owned subsidiaries...................................                 1,110                11,838               (8,255)
     Other..................................................                (4,311)               (5,860)              (4,475)
                                                                            ------               -------               ------
       Net cash provided by (used in) operating activities..                 3,831                 3,190                 (821)
                                                                           -------               -------              -------

Investing activities:
   Investment in affiliate..................................                (1,662)               (2,865)              (5,144)
   Sale of other investments................................                   --                    --                 1,356
   Net (increase) decrease in short-term investments........                  (400)                   17                  (17)
                                                                            ------               -------              -------
       Net cash (used in) investing activities..............                (2,062)               (2,848)              (3,805)
                                                                           -------               -------              -------

Financing activities:
   Proceeds from bank loan..................................                 3,000                 1,500                3,500
   Repayment of bank loan...................................                (5,000)               (1,000)                --
   Purchase of Treasury stock...............................                    --                  (700)                --
   Proceeds from exercise of stock options..................                    --                    44                1,221
                                                                           -------               -------              -------
       Net cash provided by (used in) financing activities..                (2,000)                 (156)               4,721
                                                                           -------               -------              -------

Increase (decrease) in cash.................................                  (231)                  186                   95
Cash Beginning of Year......................................                   281                    95                 --
                                                                           -------               -------              -------
       Cash End of Year.....................................              $     50              $    281             $     95
                                                                           =======               =======              =======

                                                                                                                  SCHEDULE III

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                             SUPPLEMENTARY INSURANCE INFORMATION
                                                        (In thousands)

                                                      Reserve                                                                    Losses      Amortization
                                     Deferred       for losses                   Other policy                                    and loss    of deferred
                                      policy         and loss                     claims and          Net            Net        adjustment      policy         Other           Net
                                    acquisition     adjustment      Unearned      benefits          earned       investment      expenses    acquisition     operating      written
         Period                       costs          expenses       premiums       payable          premium       income (1)     incurred      costs(2)     expenses(1)      premium

Year ended December 31, 2000
   Insurance Companies..............   $3,826        $ 284,280       $49,216        $   --         $ 44,539         $15,536       $22,472        $15,217      $2,771         $ 51,793
   Lloyd's Operations...............    4,574           73,394        17,022            --           52,701           2,578        40,540         12,849       4,258           56,300
                                        -----         --------        ------         --------        ------          -------       ------         ------       -----          -------
                                       $8,400        $ 357,674       $66,238        $   --         $ 97,240         $18,114       $63,012        $28,066      $7,029         $108,093
                                       ======          =======        ======          =======        ======          ======        ======         ======       =====          =======
Year ended December 31, 1999
   Insurance Companies..............   $2,355        $ 333,262       $42,596        $   --         $ 41,970         $14,573       $31,070        $12,897      $2,428         $ 40,987
   Lloyd's Operations...............    3,523           57,832        12,407            --           47,472           1,222        38,844          9,632       4,586           53,097
                                        -----         --------        ------         --------        ------          ------        ------         ------       -----         --------
                                       $5,878        $ 391,094       $55,003        $   --         $ 89,442         $15,795       $69,914        $22,529      $7,014         $ 94,084
                                        =====          =======        ======         ========        ======          ======        ======         ======       =====
Year ended December 31, 1998
   Insurance Companies..............   $2,813        $ 307,788       $44,681        $   --         $ 51,033         $14,658       $30,123        $14,613      $2,299         $ 49,287
   Lloyd's Operations...............    1,490           34,656         6,614            --           40,170             347        32,199          5,032       2,720           39,195
                                        -----         --------        ------         --------        ------          ------        ------         ------       -----          -------
                                       $4,303        $ 342,444       $51,295        $   --         $ 91,203         $15,005       $62,322        $19,645      $5,019         $ 88,482
                                        =====          =======        ======         ========        ======          ======        ======         ======       =====           ======

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

                                                                                                                   SCHEDULE IV
                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                                         REINSURANCE

                                          Written Premium
                                       (Dollars in thousands)

                                                  Ceded to        Assumed                     Percentage
                                    Direct         other         from other         Net        of amount
                                    Amount        companies    companies      amount         assumed to net

Year ended December 31, 2000
   Property-Casualty.............  $155,888        $80,332        $32,537         $108,093        30%
                                    -------         ------         ------          -------        ---
Year ended December 31, 1999
   Property-Casualty.............  $120,426        $73,028        $46,686        $  94,084        50%
                                    -------         ------         ------         --------        ---
Year ended December 31, 1998
   Property-Casualty.............  $ 92,910        $83,729        $79,301        $  88,482        90%
                                    -------         ------         ------         --------        ---

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

     Col. A                  Col. B                                Col. C                               Col. D                 Col. E
                                                                  Additions

                            Balance at                                                                                        Balance at
                            January 1,               Charged to                  Charged to             Deductions             December 31,
  Description                  2000                Costs and Expenses           Other Accounts           Describe                2000

Allowance for
uncollectible
reinsurance                  $1,250,000                $1,250,000                    $ -                  $ -                  $2,500,000

Valuation allowance in
deferred taxes
                             $4,452,000                $1,375,000                    $ -                  $  -                 $5,827,000

                                                                                                                   SCHEDULE VI

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                         SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                                        (In thousands)

                                       Reserve                                                            Amort.
                           Deferred   for losses                                     Losses and LAE     of deferred
       Affiliation          policy     and loss  Discount,           Net      Net   incurred related to   policy      Other    Net
         with            acquisition  adjustment  if any,  Unearned earned investment  Current   Prior  acquisition   oper.  written
       Registrant           costs     expenses   deducted Premium premium  income(1)   year      years    costs(2)  exps.(1) premium

Consolidated Subsidiaries

Year ended December 31, 2000  $8,400  $357,674  $ --      $66,238   $97,240  $18,114   $68,006  $(4,994)  $28,066  $7,029  $108,093
                               -----   -------   -------   ------    ------   ------    ------   ------    ------   -----   -------

Year ended December 31, 1999  $5,878  $391,094  $ --      $55,003   $89,442  $15,795   $60,534  $ 9,380   $22,529  $7,014  $ 94,084
                               -----   -------   -------   ------    ------   ------    ------   ------    ------   -----   -------

Year ended December 31, 1998  $4,303  $342,444  $ --      $51,295   $91,203  $15,005   $65,705  $(3,383)  $19,645  $5,019  $ 88,482
                               -----   -------   -------   ------    ------   ------    ------   ------    ------   -----   -------

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
          10-10           Agreement with Bradley D. Wiley dated June 3, 1997                    (e)
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
         10-15            Employment Agreement with Salvatore A. Margarella dated March 1,
                          1999                                                                  (f)
         10-16            Amendment No. 1 dated March 28, 2000 to the Amended and Restated
                          Credit Agreement dated December 21, 1998, among The Navigators
                          Group, Inc. and the Lender                                            (g)
         10-17            Amendment No. 2 dated September 20, 2000 to the Amended and
                          Restated Credit Agreement dated December 21, 1998, among The
                          Navigators Group, Inc. and the Lenders                                (g)
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

(c)(d)(e)(f)(g)Previously  filed with the  Company's  document as indicated  and incorporated herein by reference thereto:  Form 10-K for the year ended  December  31, 1994 (c),  1996 (d),  1997 (e) and 1998 (f);
               Form 10-Q for September 30, 2000 (g).

                                                                                                EXHIBIT 11-1

                                         THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                           COMPUTATION OF PER SHARE EARNINGS (LOSS)

                            Earnings (Loss) Per Share of Common Stock and Common Stock Equivalents

                                            (In thousands, except per share data)

                                                                       Year Ended December 31,

                                                                      2000                    1999                 1998

Net income (loss) applicable to common stock                         $7,032               $ (3,652)            $  11,489

Average number of common shares outstanding                           8,414                  8,419                 8,414

Net income (loss) per share - Basic                                $   0.84               $  (0.43)            $    1.37

Average number of common shares outstanding                           8,414                  8,419                 8,414
Add:  Assumed exercise of stock options                                --                      --                     45
                                                                     ------                -------              --------

Common and common equivalent shares outstanding                       8,414                  8,419                 8,459
                                                                     ======                =======              ========

Net income (loss) per share - Diluted                              $   0.84               $  (0.43)            $    1.36

                                                                                                                 EXHIBIT 21-1

                                                 THE NAVIGATORS GROUP, INC.
                                                      AND SUBSIDIARIES

SUBSIDIARIES OF THE REGISTRANT AT DECEMBER 31, 2000

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
33-51608) on Form S-8 of The  Navigators  Group,  Inc. and  subsidiaries  of our report dated March 26, 2001, relating to the consolidated  balance sheets of The
Navigators  Group,  Inc. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated  statements of income,  stockholders'  equity, and cash flows for each of the years in the  three-year  period ended  December 31, 2000, and all related schedules, which report appears in the December 31, 2000, Annual
Report on Form 10-K of The Navigators Group, Inc. and subsidiaries.

                           /s/ KPMG LLP

New York, New York
March 30, 2001