Form 10-Q
period 2001-03-31
NAVIGATORS GROUP INC
filed 2001-05-14
CIK 793547

                                                  FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                    Quarterly Report Under Section 13 or 15 (d)
                                      of the Securities Exchange Act of 1934

For the Quarterly Period Ended     March 31, 2001

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

On May 1, 2001, there were 8,419,762 shares of $0.10 par value common stock outstanding.

                                 THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                                       INDEX

                                                                                                       Page No.

Part I.  FINANCIAL INFORMATION:

      Consolidated Balance Sheets
              March 31, 2001 and December 31, 2000 .........................................                   3

      Consolidated Statements of Income
              Three Months Ended March 31, 2001 and 2000.....................................                  4

      Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 2001 and 2000............................                  5

      Notes to Interim Consolidated Financial Statements ....................................                  6

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................................                 10

Part II.  OTHER INFORMATION .................................................................                 15

                                 THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)
                                                                                           March 31,         December 31,
                                                                                             2001               2000
                                                                                         (Unaudited)
                                                   ASSETS
Investments and cash:
  Fixed maturities, available-for-sale, at fair value
    (amortized cost: 2001, $230,420; 2000, $221,807)...............................         $234,215            $225,128
  Equity securities, available-for-sale, at fair value (cost: 2001, $5,667;
    2000, $5,608)..................................................................            5,955               6,269
  Short-term investments, at cost which approximates fair value....................           14,935              18,186
  Cash.............................................................................            2,018               1,602
         Total investments and cash................................................          257,123             251,185

Premiums in course of collection...................................................           41,745              35,282
Funds due from Lloyd's syndicates..................................................           84,490              68,912
Commissions receivable.............................................................            3,800               3,374
Accrued investment income..........................................................            3,188               3,125
Prepaid reinsurance premiums.......................................................           36,908              26,274
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses......          188,551             195,713
Federal income tax recoverable.....................................................               -                  463
Net deferred income tax benefit....................................................            9,238               9,001
Deferred policy acquisition costs..................................................           15,442               8,400
Goodwill ..........................................................................            5,070               5,278
Other assets.......................................................................            5,219               7,570

         Total assets............................................................         $650,774            $614,577
                                                                                             =======             =======

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Reserves for losses and loss adjustment expenses ................................         $349,234            $357,674
  Unearned premium.................................................................           99,305              66,238
  Reinsurance balances payable.....................................................           28,181              20,402
  Notes payable to banks...........................................................           22,000              22,000
  Federal income taxes payable.....................................................              747                  -
  Accounts payable and other liabilities...........................................            5,555               4,783
         Total liabilities.........................................................          505,022             471,097

Stockholders' equity:
  Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued .......              -                   -
  Common stock, $.10 par value, authorized 10,000,000 shares, issued and
    outstanding 8,419,762 in 2001 and 8,414,356 in 2000............................              846                 846
  Additional paid-in capital.......................................................           39,407              39,413
  Treasury stock held at cost (shares: 35,908 in 2001 and 41,314 in 2000)..........             (516)               (594)
  Accumulated other comprehensive income    .......................................            3,242               3,093
  Retained earnings................................................................          102,773             100,722
         Total stockholders' equity................................................          145,752             143,480

         Total liabilities and stockholders' equity...............................         $650,774            $614,577
                                                                                             =======             =======

                       See accompanying notes to interim consolidated financial statements.

                                 THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except net income per share)

                                                                                    Three Months Ended
                                                                                            March 31,
                                                                                       2001        2000
                                                                                          (Unaudited)
Revenues:
   Net earned premium...................................................             $29,621     $19,572
   Commission income....................................................                 805         516
   Net investment income................................................               4,769       4,350
   Net realized capital gains (losses)..................................                 453         (94)
   Other income........................................................                   99          51
          Total revenues................................................              35,747      24,395

Operating expenses:
   Net losses and loss adjustment expenses incurred.....................              19,183      12,100
   Commission expense...................................................               6,721       3,833
   Other operating expenses.............................................               6,128       6,217
   Interest expense.....................................................                 415         429
         Total operating expenses.......................................              32,447      22,579

Income before income tax expense........................................               3,300       1,816

Income tax expense (benefit):
   Current..............................................................               1,279         660
   Deferred............................................................                  (30)       (188)
          Total income tax expense......................................               1,249         472

Net income .............................................................             $ 2,051     $ 1,344
                                                                                      ======      ======

Net income per common share:
   Basic................................................................             $  0.24     $  0.16
   Diluted..............................................................             $  0.24     $  0.16

Average common shares outstanding:
   Basic................................................................               8,418       8,412
   Diluted .............................................................               8,455       8,412

                       See accompanying notes to interim consolidated financial statements.

                                 THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            2001          2000
                                                                                                 (Unaudited)
Operating activities:
    Net income...................................................................         $  2,051      $  1,344
    Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
       Depreciation & amortization...............................................              289           275
       Net deferred income tax ..................................................              (30)         (188)
       Net realized capital (gains) losses.......................................             (453)           94
    Changes in assets and liabilities:
       Reinsurance receivable on paid and unpaid
          losses and loss adjustment expenses....................................            7,162         7,406
       Reserve for losses and loss adjustment expenses...........................           (8,440)      (11,818)
       Prepaid reinsurance premiums..............................................          (10,634)       (7,238)
       Unearned premium..........................................................           33,067        12,843
       Premiums in course of collection..........................................           (6,463)       (6,875)
       Commissions receivable....................................................             (426)        3,218
       Funds due from Lloyd's syndicate..........................................          (15,289)       (1,129)
       Deferred policy acquisition costs.........................................           (7,042)       (3,398)
       Accrued investment income.................................................              (63)            1
       Reinsurance balances payable..............................................            7,779         1,225
       Federal and foreign income tax............................................            1,210           420
       Other.....................................................................              974         2,808
          Net cash provided by (used in) operating activities....................            3,692        (1,012)

Investing activities:
    Fixed maturities, available-for-sale
       Redemptions and maturities................................................              210         4,501
       Sales.....................................................................           22,156        10,603
       Purchases.................................................................          (30,830)      (13,860)
    Equity securities, available-for-sale
       Sales.....................................................................              861         1,178
       Purchases.................................................................             (691)       (1,194)
    Payable for securities.......................................................            1,800            -
    Net sales of short-term investments..........................................            3,250         2,573
    Purchase of property and equipment...........................................              (32)       (1,111)
          Net cash provided by (used in) investing activities....................           (3,276)        2,690

Financing activities.............................................................               -             -

Increase in cash.................................................................              416         1,678
Cash at beginning of year........................................................            1,602         5,546
Cash at end of period............................................................         $  2,018      $  7,224
                                                                                           =======       =======

Supplemental disclosures of cash flow information:
     Federal, state and local income tax paid....................................         $     47      $     23
     Interest paid...............................................................              416            30
     Issuance of stock to directors..............................................               72            72

                       See accompanying notes to interim consolidated financial statements.

                                    THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

                                Notes to Interim Consolidated Financial Statements
                                                 (Unaudited)

(1)   Accounting Policies
      The interim  consolidated  financial  statements  are unaudited but reflect all  adjustments  which,  in the opinion of management,  are necessary to provide a fair  statement of the results of The  Navigators  Group,
      Inc. and its subsidiaries (the "Company") for the interim periods  presented.  All such adjustments are of a normal recurring nature. All significant  intercompany  transactions and balances have been eliminated.  The results of operations  for any interim period are not  necessarily  indicative of results for the full year.
      These financial  statements  should be read in conjunction  with the consolidated  financial  statements and notes  contained in the  Company's  2000 Annual  Report on Form 10-K.  Certain  amounts for prior years have been reclassified to conform to the current year's presentation.

(2)   Reinsurance Ceded
      The Company's  ceded earned  premiums were  $22,380,000  and  $19,097,000 and the ceded incurred losses were
      $10,232,000 and $17,158,000 for the three months ended March 31, 2001 and 2000, respectively.

(3)   Segments of an Enterprise
      The  Company's  subsidiaries  are primarily  engaged in the writing and  management of property and casualty insurance.  The Company's  segments  include the Insurance  Companies,  the  Navigators  Agencies  (formerly referred to as the Somerset  Companies)  and the Lloyd's  Operations,  each of which is managed  separately.
      The Insurance Companies consist of Navigators  Insurance Company and NIC Insurance Company and are primarily engaged in  underwriting  marine  insurance  and  related  lines of  business,  and a  contractors'  general liability program. The Navigators Agencies are underwriting  management companies which produce,  manage and underwrite  insurance and reinsurance for the Insurance  Companies and four  non-affiliated  companies.  The
      Lloyd's  Operations  consist  primarily of a Lloyd's managing agency and two Lloyd's corporate members which underwrite  marine and related lines of business at Lloyd's of London.  All segments are evaluated  based on their underwriting or operating results calculated on the basis of accounting  principles generally accepted in the United  States of America  ("GAAP").  In order to establish a common  identity  under the  Navigators name, the Company changed or is in the process of changing the name of several of its subsidiaries.

      The Insurance  Companies and the Lloyd's  Operations are measured  taking into account net premiums  earned, incurred  losses and loss  expenses,  commission  expense and other  underwriting  expenses.  The Navigators
      Agencies' results include  commission income less other operating  expenses.  Each segment maintains its own investments  on which it earns  income and  realizes  capital  gains or  losses.  Other  operations  include intersegment  income and expense in the form of affiliated  commissions,  income and expense from  corporate operations, and consolidating adjustments.

The following tables present financial data by segment for the periods indicated:

                                                                        Three Months Ended
                                                                            March 31,
                                                                       2001           2000
                                                                          (In thousands)

Revenue, excluding net investment income
   and net realized capital gains (losses):
    Insurance Companies..............................                $15,996        $11,751
    Navigators Agencies..............................                  3,318          2,436
    Lloyd's Operations...............................                 13,657          7,857
    Other operations.................................                 (2,446)        (1,905)
      Total..........................................                $30,525        $20,139
                                                                      ======         ======

Income (loss) before income taxes:
    Insurance Companies..............................                $ 5,708        $ 4,675
    Navigators Agencies..............................                   (559)        (1,457)
    Lloyd's Operations...............................                 (1,056)          (457)
    Other operations.................................                   (793)          (945)
      Total..........................................                $ 3,300        $ 1,816
                                                                      ======         ======

Income tax expense (benefit):
    Insurance Companies..............................                $ 1,779        $ 1,281
    Navigators Agencies..............................                   (278)          (491)
    Lloyd's Operations...............................                    -               -
    Other operations.................................                   (252)          (318)
      Total..........................................                $ 1,249        $   472
                                                                      ======         ======

Net income (loss):
    Insurance Companies..............................                $ 3,929        $ 3,394
    Navigators Agencies..............................                   (281)          (966)
    Lloyd's Operations...............................                 (1,056)          (457)
    Other operations.................................                   (541)          (627)
      Total..........................................                $ 2,051        $ 1,344
                                                                      ======         ======

(4)   Comprehensive Income
      Comprehensive   income  encompasses  all  changes  in  stockholders'   equity  (except  those  arising  from
      transactions  with owners)  including net income,  net  unrealized  capital gains or losses on available for sale securities, and foreign currency translation adjustments.

      The following table summarizes comprehensive income for the three months ended March 31, 2001 and 2000:

                                                                                      March 31,
                                                                          2001        2000
                                                                                   (In thousands)

      Net income    ..........................................................    $2,051     $1,344
      Other comprehensive income, net of tax:
       Net unrealized gains (losses) on securities available for sale:
          Unrealized holding gains arising during period
              (net of  tax expense of  $123 for 2001 and
              $110 for 2000)..................................................       720        205

          Less: reclassification adjustment for gains (losses) included in net income (net of tax expense (benefit) of $88 for
              2001 and $(33) for 2000) .......................................       365        (61)
                   Net unrealized gains on securities   ......................       355        266
       Foreign currency translation gain (loss) adjustment, net of tax
              expense (benefit) of $(111) for 2001 and $44 for 2000...........      (206)        82
                   Other comprehensive income.................................       149        348

                      Comprehensive income...................................... $2,200     $1,692
                                                                                   =====      =====

      The following table summarizes the components of accumulated other comprehensive income:

                                                                                  March 31,     December 31,
                                                                                   2001            2000
                                                                                     (In thousands)

      Net unrealized gains on securities available-for-sale (net of
         tax expense of $1,429 in 2001 and $1,394 in 2000)....................      $3,177          $2,822
      Foreign currency translation adjustment (net of tax expense of
         $35 in 2001 and $146 in 2000)........................................          65             271

      Accumulated other comprehensive income..................................      $3,242          $3,093
                                                                                     =====           =====

(5)   Adoption of Accounting Standards
      The Financial  Accounting  Standards Board's ("FASB") Statement of Financial  Accounting  Standards ("SFAS")
      No.  133,  Accounting  for  Derivative  Instruments  and  Hedging  Activities,  was  issued in June 1998 and establishes  accounting and reporting  standards for derivative  instruments,  including certain  derivative instruments  embedded  in  other  contracts  (collectively  referred  to as  derivatives),  and for  hedging activities.  It requires that an entity  recognize all  derivatives  as either assets or  liabilities in the statement of financial  position and measure those  instruments  at fair value.  SFAS No. 133, as amended by
      SFAS No. 137,  Deferral of the  Effective  Date of SFAS No. 133,  is  effective  for all fiscal  quarters of fiscal years beginning after June 15, 2000.  SFAS No. 133 should not be applied  retroactively  to financial statements of prior periods.  In June 2000, the FASB issued SFAS No. 138,  Accounting for Certain Derivative
      Instruments and Certain Hedging  Activities,  an amendment of SFAS No. 133, which amends certain  accounting and  reporting  standards of SFAS No. 133. The adoption of these  statements at January 1, 2001 did not have any effect on the Company's results of operations or financial condition.

(6)   Lloyd's Participation
      In the aggregate,  the Company  directly and  indirectly  controls  88.1% of Lloyd's  Syndicate  1221's(pound)66.3 million ($96.7 million) of capacity for the 2001  underwriting  year. The Company directly  controls 67.4% or
      (pound)44.7 million ($65.2 million) of Syndicate 1221's capacity for the 2001 underwriting year.

      If the  Company  were to  control  more  than 90% of  Syndicate  1221's  capacity,  Lloyd's  Major  Syndicate
      Transactions  Byelaw (No. 18 of 1997) allows for a Minority  Buy-out to be effected.  In such a  transaction, the remaining  participants are required to give up their capacity in return for  compensation  which must be at least equal to the offer price preceding the buy-out.

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

General

         The accompanying  consolidated  financial  statements  consisting of the accounts of The Navigators  Group,
Inc., a Delaware  holding  company,  and its twelve active wholly owned  subsidiaries,  are prepared on the basis of accounting  principles  generally  accepted in the United States of America  ("GAAP").  Unless the context otherwise requires,  the term  "Company" as used herein  means The  Navigators  Group,  Inc.  and its  subsidiaries.  The term
Parent Company is used to mean the Company without its subsidiaries.

         The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators  Insurance"),  which includes a United Kingdom Branch ("UK  Branch"),  and NIC Insurance  Company  ("NIC").  Navigators  Insurance is the
Company's  largest  insurance  subsidiary and has been active since 1983. It specializes  primarily in  underwriting marine insurance and related lines of business,  and a contractors'  general liability program.  NIC, a wholly owned subsidiary  of  Navigators  Insurance,  began  operations  in 1990.  It  underwrites  a small book of surplus  lines insurance in certain  states which is 100%  reinsured by  Navigators  Insurance.  Navigators  Insurance  and NIC are
collectively referred to herein as the "Insurance Companies".

         In order to  establish a common  identity  under the  Navigators  name,  the  Company  changed or is in the process of  changing  the name of several of its  subsidiaries.  The new names are used  throughout  this  document.
Five of the Company's  subsidiaries are underwriting  management  companies:  Navigators  Management  Company,  Inc.
(formerly  Somerset Marine,  Inc.),  Navigators  Insurance  Services of Texas,  Inc.  (formerly  Somerset  Insurance
Services  of  Texas,  Inc.),  Navigators  California  Insurance  Services,  Inc.  (Somerset  Insurance  Services  of
California,  Inc.),  Navigators  Insurance  Services of Washington,  Inc.  (formerly  Somerset Insurance Services of
Washington,  Inc.) and Navigators  Management (UK) Limited (formerly Somerset Marine (UK) Limited) ("Navigators UK")
(collectively,  the "Navigators  Agencies").  The Navigators Agencies produce,  manage and underwrite  insurance and reinsurance for Navigators Insurance, NIC and four unaffiliated insurance companies.

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

         In April 1999, the Company  acquired  Anfield  Insurance  Service,  Inc.  ("Anfield"),  an insurance agency located in San Francisco,  California,  which  specializes  primarily in underwriting  general  liability  insurance coverage  for small  artisan and general  contractors  on the West Coast.  Anfield  also  produces a small amount of commercial  multi-peril  insurance  for  restaurants  and taverns and,  beginning  in 2001, a liability  program for apartment  buildings.  Anfield produces  business  exclusively for the Insurance  Companies and is included with the
Navigators Agencies unless otherwise noted.

         Navigators  Holdings  (UK) Limited is a holding  company for the Company's UK  subsidiaries  located in the
United  Kingdom.  Navigators UK produces  business for the UK Branch of Navigators  Insurance and four  unaffiliated insurance  companies.  Navigators  Corporate  Underwriters Limited ("NCUL") is admitted to do business at Lloyd's of
London as a corporate member with limited  liability.  Navigators  Underwriting  Agency Limited  ("NUAL")  (formerly
Mander,  Thomas & Cooper (Underwriting  Agencies) Limited),  is a Lloyd's marine underwriting  managing agency which manages Lloyd's Syndicate 1221, and its wholly owned subsidiary,  Millennium Underwriting Limited ("Millennium"),  a
Lloyd's  corporate  member with limited  liability.  The premium  recorded by NCUL and  Millennium  is the result of their  participation  in Syndicate 1221. NUAL owns Pennine  Underwriting  Limited,  an underwriting  managing agency with two offices in England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

         The  Company's  revenue is  primarily  comprised  of  premiums,  commissions  and  investment  income.  The
Insurance  Companies,  managed by Navigators  Management  Company,  Inc.,  derive the majority of their premium from business written by the Navigators  Agencies.  The Lloyd's  Operations derive their premium from business written by
NUAL.

         Property  and casualty  insurance  premiums  historically  have been  cyclical in nature and,  accordingly, during a "hard  market"  demand for property and casualty  insurance  exceeds  supply or capacity  and, as a result, premiums and  commissions may increase.  On the downturn of the property and casualty  cycle,  supply exceeds demand and, as a result, premiums and commissions may decrease.

Results of Operations

Revenues.  Gross  written  premium  for the  first  three  months  of 2001  increased  66.1% to  $85,803,000  from
$51,648,000 for the first three months of 2000.

         The following table sets forth the Company's  gross written premium by segment and line of business,  and ceded and net written premium by segment for the periods indicated:

                                                                          Three Months Ended March 31,
                                                                           2001               2000
                                                                             (Dollars in thousands)

Lloyd's Operations:
   Marine...................................................             $42,653    50%      $20,594    40%
   Engineering and Construction.............................               1,129     1           176     -
   Onshore Energy...........................................                 442     1           133     -
       Gross Written Premium................................              44,224    52        20,903    40
       Ceded Written Premium................................             (12,889)             (9,631)
       Net Written Premium..................................              31,335              11,272

Insurance Companies:
   Marine...................................................              30,096    35        24,436    48
   Program Insurance........................................              10,339    12         5,228    10
   Other....................................................               1,144     1         1,081     2
       Gross Written Premium................................              41,579    48        30,745    60
       Ceded Written Premium................................             (20,125)            (16,704)
       Net Written Premium..................................              21,454              14,041

         Total Gross Written Premium........................              85,803   100%       51,648   100%
                                                                                   ===                 ===

         Total Ceded Written Premium........................             (33,014)            (26,335)

         Total Net Written Premium..........................             $52,789             $25,313
                                                                          ======              ======

Lloyd's Operations' Gross Written Premium

         The Lloyd's  premium is generated  as the result of NCUL and  Millennium  providing  capacity to
Lloyd's  Syndicate 1221 managed by NUAL.  Lloyd's  Syndicate  1221 has capacity of(pound)66.3 million  ($96.7  million)
for the 2001  underwriting  year and also had  capacity  of(pound)66.3  million  for the 2000  underwriting  year.  The
Lloyd's marine business was subject to continued pricing  competition  resulting in less premium per risk relative to  certain  prior  years.  As a  result,  the  Company  wrote  less  than the  capacity  available.  The  pricing competition  showed  signs of easing in late 2000.  Lloyd's  presents its results on an  underwriting  year basis, generally  closing  each  underwriting  year after three  years.  The Company  makes  estimates  for each year and timely accrues the expected results.  The premiums,  losses and expenses from the Lloyd's  Operations are included in the Company's consolidated financials but are not included in the Insurance Companies' results.

         The  Company  directly  controls  67.4%  and  64.5% of  Syndicate  1221's  capacity  for the 2001 and 2000 underwriting  years,  respectively.  In  addition,  the Company  indirectly  controls  20.7% and 11.1% of Syndicate
1221's  capacity for the 2001 and 2000  underwriting  years,  respectively.  The Company  records in its  financial statements the portion of the business directly controlled.

         The Company  provides  letters of credit to Lloyd's to support its Syndicate 1221 capacity.  If the amount of capacity  controlled  increases,  the Company will be required to supply  additional  letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

         Marine  Premium.  In the first quarter of 2001,  marine  premium  increased 107% from the first quarter of
2000  due to  increased  writings  resulting  from new  business,  rate  increases,  increases  in prior  estimates performed in the normal course primarily  related to the Lloyd's premium and to the capacity  directly  provided to
Syndicate 1221 by NCUL and Millennium in the aggregate increasing from 64.5% in 2000 to 67.4% in 2001.

         Engineering and Construction  Premium.  The Robertson  Consortium  managed by NUAL writes  engineering and construction business consisting of coverage for construction  projects including machinery,  equipment and loss of use due to delays.  The increase in the  engineering  and  construction  premium  resulted from the increase in new business written by the Robertson Consortium.

         Onshore Energy  Premium.  The Robertson  Consortium  also writes  onshore energy  business which principally  focuses  on the oil and gas,  chemical  and  petrochemical,  and  power  generation  industries  with coverages  primarily  for property  damage and machinery  breakdown.  The increase in the onshore  energy  premium resulted from the increase in new business written by the Robertson Consortium.

Insurance Companies' Gross Written Premium

         Marine  Premium.  Marine gross  written  premium  increased  23.2% when  comparing the first three months of 2001 to the first three  months of 2000  primarily  due to new  business  and rate  increases.  Navigators
Insurance's participation in the marine pools was 75% in both years.

         Program Insurance  Premium.  The program insurance is written by Anfield and consists  primarily of general  liability  insurance  for  contractors  and a small amount of  commercial  multi-peril  insurance  for restaurants  and taverns and,  beginning in 2001, a liability  program for  apartment  buildings.  The increase in the  premium,  when  comparing  the first  three  months of 2001 and 2000,  resulted  from new  business  and rate increases.

Ceded  Premium.  In the  ordinary  course  of  business,  the  Company  reinsures  certain  insurance  risks  with unaffiliated  insurance  companies  for the purpose of limiting  its maximum  loss  exposure,  protecting  against catastrophic  losses,  and  maintaining  desired  ratios  of  net  premiums  written  to  statutory  surplus.  The relationship  of ceded to written  premium  varies  based  upon the types of  business  written  and  whether  the business is written by the  Insurance  Companies or the Lloyd's  Operations.  The  increase in ceded  premium when comparing  the first  quarter of 2001 to the first quarter of 2000 resulted from the increase in the gross written premium.

Net Written  Premium.  Net written  premium  increased  109% when  comparing the first three months of 2001 to the first three months of 2000 due to the increase in the gross written  premium  discussed  above and to the decrease in the ceded premium in the Lloyd's Operations.

Net Earned  Premium.  Net earned  premium  increased  51.3% for the first three months of 2001 to  $29,621,000  as compared to  $19,572,000  for the first three months of 2000.  The increase in net earned  premium  resulted  from the increase in net written premium in 2000 and the first quarter of 2001.

Commission  Income.  Commission  income generated by the Navigators  Agencies  increased to $805,000 for the first three  months of 2001 from  $516,000  for the first  three  months of 2000  primarily  as the result of  increased profit commission on the marine business produced by the Navigators Agencies.

Net  Investment  Income.  Net  investment  income  increased  9.6% to $4,769,000 for the first three months of 2001 from  $4,350,000  for the  corresponding  period in 2000.  This  increase is primarily due to a higher yield in the
Insurance Companies investment portfolio partially resulting from a decrease in the tax-exempt  portfolio,  and the
Company's  increased  participation  in the Lloyd's  operations  which earn income on  investments  held by Lloyd's
Syndicate  1221 in which the  Company  participates.  Such  investments  are  included  in Funds  due from  Lloyd's syndicate on the Company's consolidated balance sheet.

Net Realized  Capital Gains.  Pre-tax results  included  $453,000 of net realized capital gains for the first three months of 2001  compared to $94,000 of net realized  capital  losses for the same period last year. On an after tax basis,  the net realized  capital gains were $0.04 per share in 2001 and the net realized capital losses were $0.01 per share in 2000.

Operating Expenses.

         Net Loss and Loss  Adjustment  Expenses  Incurred.  The  ratio of net loss and loss  adjustment  expenses incurred  to net earned  premium was 64.8% and 61.8% for the first  three  months of 2001 and 2000,  respectively.
This  increase was  primarily  due to increased  losses in the Lloyd's  operations  including  approximately  $1.8 million of losses  resulting  from one large  offshore  energy claim  (Petrobras)  partially  offset by results in
Navigators Insurance.

         Commission Expense.        Commission  expense as a percentage  of net earned  premium was 22.7% and 19.6%
for the first three  months of 2001 and 2000,  respectively.  The  increase  was due to the increase in the Lloyd's premium which generally has a larger commission rate.

         Other Operating  Expenses.  Other operating  expenses  decreased  slightly to $6,128,000  during the first three months of 2001 from $6,217,000 during the corresponding period of 2000.

         Interest  Expense.  Interest  expense  was  $415,000  during the first  three  months of 2001  compared to
$429,000  during the  corresponding  period of 2000.  This  decrease was due to a smaller  loan  balance  partially offset by higher interest rates on the loan.

Income  Taxes.  The  effective  tax rate was 37.8% and 26.0% for the three  months  ended  March 31, 2001 and 2000, respectively.  The rates  differed from the Federal  statutory  income tax rate due to tax-exempt  interest  income and a valuation  allowance.  The tax-exempt  income  decreased and the valuation  allowance  increased in the first quarter of 2001 compared to the first quarter of 2000. The Company had  alternative  minimum tax  carryforwards  of
$4,542,000  and  $6,276,000 at March 31, 2001 and 2000,  respectively.  At March 31, 2001 and 2000, the Company had
$5,885,000  and  $4,498,000 of valuation  allowances  against its deferred tax asset.  The valuation  allowance and its  change  in the  quarter  ended  March  31,  2001  was  necessitated  by the  uncertainty  associated  with the realization  of the  deferred tax asset for the  carryforward  of  operating  losses from certain of the  Company's foreign, state and local operations.

Net Income.  The Company had net income of  $2,051,000  for the first three  months of 2001  compared to net income of $1,344,000 for the same period last year. On a diluted per share basis,  this  represented  net income per share of $0.24 and $0.16 for the first three months of 2001 and 2000, respectively.

Liquidity and Capital Resources

         Cash flow from  operations  was $3,692,000  and  ($1,012,000)  for the first three months of 2001 and 2000, respectively.  Invested assets and cash increased to  $257,123,000  at March 31, 2001 from  $251,185,000 at December
31, 2000.

         The  Company's  bank credit  facility,  as amended,  provides  for a $25 million  revolving  line of credit facility,  which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000  beginning January 1, 2000 until it  terminates  on  November  19,  2004,  and a $55  million  letter of credit  facility.  At March 31,  2001,
$22,000,000  in loans were  outstanding  under the  revolving  line of credit  facility at an interest rate of 7.3%.
The letter of credit  facility is utilized  primarily by NCUL and  Millennium to  participate  in Lloyd's  syndicate
1221  managed by NUAL.  At March 31,  2001,  letters of credit with an  aggregate  face amount of  $49,766,000  were issued under the letter of credit facility.

         As of March 31,  2001,  the  Company's  consolidated  stockholders'  equity was  $145,752,000  compared  to
$143,480,000  at December 31, 2000.  The  increase  was  primarily  due to the net income for the three months ended
March 31, 2001.

Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in the information  concerning  market risk as stated in the Company's
2000 Annual Report on Form 10-K.

Treasury Stock

         During the first quarter of 2001 and 2000, the Company issued 5,406 and 7,386 shares of treasury stock, respectively,  to the  non-employee  directors as part of the directors'  annual  compensation  for the  prior year.  The Company expensed $72,000 in each of the prior two years relating to the issuance of these shares.

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

              None.

Item 5.       Other Information:

              None.

Item 6.       Exhibits and Reports on Form 8-K:

              (a)    Exhibits:

                     Exhibit No.    Description of Exhibit

                     10.18    Employment Agreement with Stanley A. Galanski effective March 26, 2001.

              (b)    Reports on Form 8-K:

                     There were no reports on Form 8-K filed for the three months ended March 31, 2001.

                                                     SIGNATURE

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         The Navigators Group, Inc.
                                                                    (Registrant)

Dated:   May 14, 2001                                     /s / Bradley D. Wiley
                                                         Bradley D. Wiley
                                                         Senior Vice President, Chief Financial
                                                         Officer and Secretary

                                                 INDEX OF EXHIBITS

Exhibit No.                Description of Exhibit

10.18                      Employment Agreement with Stanley A. Galanski effective March 26, 2001.

