Form 10-Q
period 2001-06-30
NAVIGATORS GROUP INC
filed 2001-08-09
CIK 793547

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended	June 30, 2001

Commission file number	0-15886

The Navigators Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3138397

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Penn Plaza, New York, New York	10119

(Address of principal executive offices)	(Zip Code)

(212) 244-2333

(Registrant’s telephone number, including area code)

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

Yes         X             No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

On August 3, 2001 there were 8,419,762 shares of common stock, $0.10 par value, issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Investments and cash:

Fixed maturities, available-for-sale, at fair value (amortized cost: 2001, $230,542; 2000, $221,807)	$232,343	$225,128

Equity securities, available-for-sale, at fair value (cost: 2001, $6,607; 2000, $5,608)	7,097	6,269

Short-term investments, at cost which approximates fair value	17,869	18,186

Cash	2,537	1,602

Total investments and cash	259,846	251,185

Premiums in course of collection	41,887	35,282

Funds due from Lloyd’s syndicate	87,078	68,912

Commissions receivable	4,790	3,374

Accrued investment income	3,406	3,125

Prepaid reinsurance premiums	38,170	26,274

Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	199,762	195,713

Federal income tax recoverable	–	463

Net deferred income tax benefit	9,883	9,001

Deferred policy acquisition costs	16,285	8,400

Goodwill	4,996	5,278

Other assets	6,191	7,570

Total assets	$672,294	$614,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Reserves for losses and loss adjustment expenses	$364,453	$357,674

Unearned premium	103,451	66,238

Reinsurance balances payable	25,857	20,402

Notes payable to banks	22,000	22,000

Federal income taxes payable	114	–

Accounts payable and other liabilities	9,661	4,783

Total liabilities	525,536	471,097

Stockholders’ equity:

Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	–	–

Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding 8,419,762 in 2001 and 8,414,356 in 2000	846	846

Additional paid-in capital	39,407	39,413

Treasury stock, held at cost (shares: 35,908 in 2001 and 41,314 in 2000)	(516)	(594)

Accumulated other comprehensive income	1,934	3,093

Retained earnings	105,087	100,722

Total stockholders’ equity	146,758	143,480

Total liabilities and stockholders’ equity	$672,294	$614,577

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share)

	Three Months Ended
	June 30,

	2001	2000

	(Unaudited)
Revenues:

Net earned premium	$34,911	$22,235

Commission income	995	777

Net investment income	4,972	4,489

Net realized capital gains	155	166

Other income (expense)	(1,014)	148

Total revenues	40,019	27,815

Operating expenses:

Net losses and loss adjustment expenses incurred	22,419	13,817

Commission expense	7,316	4,737

Other operating expenses	6,713	5,745

Interest expense	404	407

Total operating expenses	36,852	24,706

Income before income tax expense	3,167	3,109

Income tax expense (benefit):

Current	1,007	899

Deferred	(154)	464

Total income tax expense	853	1,363

Net income	$2,314	$1,746

Net income per common share:

Basic	$0.27	$0.21

Diluted	$0.27	$0.21

Average common shares outstanding:

Basic	8,420	8,414

Diluted	8,488	8,414

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share)

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
Revenues:

Net earned premium	$64,532	$41,808

Commission income	1,800	1,293

Net investment income	9,741	8,840

Net realized capital gains	608	71

Other income (expense)	(915)	199

Total revenues	75,766	52,211

Operating expenses:

Net losses and loss adjustment expenses incurred	41,602	25,917

Commission expense	14,037	8,570

Other operating expenses	12,841	11,962

Interest expense	819	836

Total operating expenses	69,299	47,285

Income before income tax expense	6,467	4,926

Income tax expense:

Current	2,286	1,560

Deferred	(184)	276

Total income tax expense	2,102	1,836

Net income	$4,365	$3,090

Net income per common share:

Basic	$0.52	$0.37

Diluted	$0.52	$0.37

Average common shares outstanding:

Basic	8,419	8,413

Diluted	8,473	8,413

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
Operating activities:

Net income	$4,365	$3,090

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation & amortization	584	566

Net deferred income tax	(184)	276

Net realized capital (gains)	(608)	(71)

Changes in assets and liabilities:

Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(4,049)	15,630

Reserve for losses and loss adjustment expenses	6,779	(20,937)

Prepaid reinsurance premiums	(11,896)	(8,781)

Unearned premium	37,213	24,062

Premiums in course of collection	(6,605)	(7,402)

Funds due from Lloyd’s syndicate	(18,166)	(8,102)

Commissions receivable	(1,416)	4,071

Deferred policy acquisition costs	(7,885)	(5,185)

Accrued investment income	(281)	27

Reinsurance balances payable	5,455	233

Federal income tax	577	1,384

Other	3,048	2,813

Net cash provided by operating activities	6,931	1,674

Investing activities:

Fixed maturities, available-for-sale

Redemptions and maturities	570	6,880

Sales	42,688	18,475

Purchases	(51,581)	(26,795)

Equity securities, available-for-sale

Sales	1,712	6,532

Purchases	(2,612)	(1,409)

Payable for securities	3,015	–

Net sales (purchases) of short-term investments	317	(3,599)

Purchase of property and equipment	(105)	(1,658)

Net cash (used in) investing activities	(5,996)	(1,574)

Financing activities:

Repayment of bank loan	–	(2,000)

Net cash (used in) financing activities	–	(2,000)

Increase (decrease) in cash	935	(1,900)

Cash at beginning of year	1,602	5,546

Cash at end of period	$2,537	$3,646

Supplemental disclosures of cash flow information:

Federal, state and local income tax paid	$1,654	$31

Interest paid	826	870

Issuance of stock to Directors	72	72

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements
(Unaudited)

(1)	Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the “Company”) for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes contained in the Company’s 2000 Annual Report on Form 10-K. Certain amounts for prior years have been reclassified to conform to the current year’s presentation.

(2)	Reinsurance Ceded

The Company’s ceded earned premiums were $22,395,000 and $18,258,000 for the three months ended June 30, 2001 and 2000, respectively, and $44,776,000 and $37,355,000 for the six months ended June 30, 2001 and 2000, respectively. The Company’s ceded incurred losses were $27,751,000 and $13,935,000 for the three months ended June 30, 2001 and 2000, respectively, and were $37,983,000 and $31,093,000 for the six months ended June 30, 2001 and 2000, respectively.

(3)	Segments of an Enterprise

The Company’s subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company’s segments include the Insurance Companies, the Navigators Agencies (formerly referred to as the Somerset Companies) and the Lloyd’s Operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business, and a contractors’ general liability program. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Insurance Companies and four non-affiliated companies. The Lloyd’s Operations consist primarily of a Lloyd’s managing agency and two Lloyd’s corporate members which underwrite marine and related lines of business at Lloyd’s of London. All segments are evaluated based on their underwriting or operating results calculated on the basis of accounting principles generally accepted in the United States of America (“GAAP”). In order to establish a common identity under the Navigators name, the Company changed or is in the process of changing the name of several of its subsidiaries.

The Insurance Companies and the Lloyd’s operations are measured taking into account net premiums earned, incurred losses and loss expenses, commission expense and other underwriting expenses. The Navigators Agencies’ results include commission income less other operating expenses. Each segment maintains its own investments on which it earns income and realizes capital gains or losses. Other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations, and consolidating adjustments.

The following tables present financial data by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(In thousands)
Revenue, excluding net investment income and net realized capital gains:

Insurance Companies	$16,664	$12,120	$32,660	$23,871

Navigators Agencies	3,933	2,679	7,251	5,115

Lloyd’s Operations	18,448	10,210	32,105	18,067

Other operations	(4,153)	(1,849)	(6,599)	(3,753)

Total	$34,892	$23,160	$65,417	$43,300

Income (loss) before income taxes:

Insurance Companies	$6,089	$6,207	$11,797	$10,882

Navigators Agencies	(147)	(906)	(706)	(2,363)

Lloyd’s Operations	(12)	(1,068)	(1,068)	(1,525)

Other operations	(2,763)	(1,124)	(3,556)	(2,068)

Total	$3,167	$3,109	$6,467	$4,926

Income tax expense (benefit):

Insurance Companies	$1,923	$1,775	$3,702	$3,056

Navigators Agencies	(104)	(149)	(382)	(640)

Lloyd’s Operations	—	—	—	—

Other operations	(966)	(263)	(1,218)	(580)

Total	$853	$1,363	$2,102	$1,836

Net income (loss):

Insurance Companies	$4,166	$4,432	$8,095	$7,826

Navigators Agencies	(43)	(757)	(324)	(1,723)

Lloyd’s Operations	(12)	(1,068)	(1,068)	(1,525)

Other operations	(1,797)	(861)	(2,338)	(1,488)

Total	$2,314	$1,746	$4,365	$3,090

(4)	Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three months ended June 30, 2001 and 2000:

	June 30,

	2001	2000

	(In thousands)

Net income	$2,314	$1,746

Other comprehensive income (loss), net of tax:

Net unrealized gains (losses) on securities available for sale:

Unrealized holding gains arising during period (net of tax expense (benefit) of $(637) for 2001 and $264 for 2000)	(1,184)	491

Less: reclassification adjustment for gains included in net income (net of tax expense of $34 for 2001 and $37 for 2000)	120	129

Net unrealized gains (losses) on securities	(1,304)	362

Foreign currency translation gain (loss) adjustment, net of tax expense (benefit) of $(2) for 2001 and $26 for 2000	(4)	49

Other comprehensive income (loss)	(1,308)	411

Comprehensive income	$1,006	$2,157

The following table summarizes comprehensive income for the six months ended June 30, 2001 and 2000:

	June 30,

	2001	2000

	(In thousands)

Net income	$4,365	$3,090

Other comprehensive income (loss), net of tax:

Net unrealized gains (losses) on securities available for sale:

Unrealized holding gains arising during period (net of tax expense of $(250) for 2001 and $374 for 2000	(464)	695

Less: reclassification adjustment for gains included in net income (net of tax expense of $122 for 2001 and $4 for 2000)	485	67

Net unrealized gains (losses) on securities	(949)	628

Foreign currency translation gain (loss) adjustment, net of tax expense (benefit) of $(113) for 2001 and $70 for 2000	(210)	131

Other comprehensive income (loss)	(1,159)	759

Comprehensive income	$3,206	$3,849

The following table summarizes the components of accumulated other comprehensive income:

	June 30,	December 31,
	2001	2000

	(In thousands)
Net unrealized gains on securities available-for-sale (net of tax expense of $802 in 2001 and $1,394 in 2000)	$1,873	$2,822

Foreign currency translation adjustment (net of tax expense of $33 in 2001 and $146 in 2000)	61	271

Accumulated other comprehensive income	$1,934	$3,093

(5)	Adoption of Accounting Standards

The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, Deferral of the Effective Date of SFAS No. 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133, which amends certain accounting and reporting standards of SFAS No. 133. The adoption of these statements at January 1, 2001 did not have any effect on the Company’s results of operations or financial condition.

In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity’s fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity’s financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of SFAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company has not yet determined the impact that SFAS 142 will have on its consolidated financial statements.

(6)	Lloyd’s Participation

In the aggregate, the Company directly and indirectly controls 88.1% of Lloyd’s Syndicate 1221’s £66.3 million ($95.5 million) of capacity for the 2001 underwriting year. The Company directly controls 67.4% or £44.7 million ($64.4 million) of Syndicate 1221’s capacity for the 2001 underwriting year. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.

If the Company were to control more than 90% of Syndicate 1221’s capacity, Lloyd’s Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

(7)	Commitments and Contingencies

Other income/(expense) for 2001 consists primarily of a $1,300,000 charge related to the Company’s former investment in Riverside Corporate Underwriters, Ltd. (“RCUL”), a Lloyd’s corporate name. Due to adverse development in the Lloyd’s syndicates in which RCUL provided capacity in 1998 and 1999, Lloyd’s has recently informed the Company that it may be liable for part of that adverse development. The Company does not agree with the Lloyd’s interpretation of this issue since it was not a participant for all years covered. The Company’s maximum exposure is equivalent to a letter of credit amounting to £2,585,000 ($3,659,000) provided to RCUL in order for RCUL to participate on various Lloyd’s syndicates in years prior to 1998. The charge represents the Company’s best estimate of its potential exposure based upon currently available information. The letter of credit expires at December 31, 2001.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-looking statements

     Some of the statements in this Form 10-Q are “forward-looking statements” (as defined in the Private Securities Litigation Act of 1995). We derive forward-looking information from information which we currently have and from assumptions which we make. We cannot assure that results which we anticipate will be achieved since results may differ materially because of both known and unknown risks and uncertainties which we face. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

•	the effects of domestic and foreign economic conditions and conditions which affect the market for property and casualty insurance;

•	domestic and foreign laws, rules and regulations which apply to insurance companies, insurance agencies and Lloyd’s of London;

•	the effects of competition from banks, other insurers and the trend toward self-insurance;

•	risks which we face in entering new markets and diversifying the products and services we offer;

•	weather-related events and other catastrophes affecting our insureds;

•	our ability to obtain rate increases and to retain business; and

•	other risks which we identify in future filings with the Securities and Exchange Commission, though we may not update forward-looking statements to reflect actual results or changes in assumptions or other factors that could affect these statements.

General

     The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its twelve active wholly owned subsidiaries, are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). Unless the context otherwise requires, the term “Company” as used herein means The Navigators Group, Inc. and its subsidiaries. The term Parent Company is used to mean the Company without its subsidiaries.

     The Company’s two insurance subsidiaries are Navigators Insurance Company (“Navigators Insurance”), which includes a United Kingdom Branch (“UK Branch”), and NIC Insurance Company (“NIC”). Navigators Insurance is the Company’s largest insurance subsidiary and has been active since 1983. It specializes primarily in underwriting marine insurance and related lines of business, and a contractors’ general liability program. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance in certain states which is 100% reinsured by Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the “Insurance Companies”.

     In order to establish a common identity under the Navigators name, the Company changed or is in the process of changing the name of several of its subsidiaries. The new names are used throughout this document. Five of the Company’s subsidiaries are underwriting management companies: Navigators Management Company, Inc. (formerly Somerset Marine, Inc.), Navigators Insurance Services of Texas, Inc. (formerly Somerset Insurance Services of Texas, Inc.), Navigators California Insurance Services, Inc. (formerly Somerset Insurance Services of California, Inc.), Navigators Insurance Services of Washington, Inc. (formerly Somerset

Insurance Services of Washington, Inc.) and Navigators Management (UK) Limited (formerly Somerset Marine (UK) Limited) (“Navigators UK”) (collectively, the “Navigators Agencies”). The Navigators Agencies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and four unaffiliated insurance companies.

     The Navigators Agencies specialize in writing marine and related lines of business. The marine business is written through Navigators Insurance and then allocated to a pool of insurance companies with Navigators Insurance having a 75% participation in the pool. The Navigators Agencies derive their revenue from commissions, service fees and cost reimbursement arrangements from their Parent Company, Navigators Insurance, and the unaffiliated insurers. Commissions are earned both on a fixed percentage of premiums and on underwriting profits on business placed with the insurance companies participating in the pool.

     In April 1999, the Company acquired Anfield Insurance Services, Inc. (“Anfield”), an insurance agency located in San Francisco, California, which specializes primarily in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast. Anfield also produces a small amount of commercial multi-peril insurance for restaurants and taverns and, beginning in 2001, a liability program for apartment buildings and a personal article floater cover. Anfield produces business exclusively for the Insurance Companies and is included with the Navigators Agencies unless otherwise noted. Anfield and Somerset Insurance Services of California, Inc. were merged in April 2001 to form Navigators California Insurance Services, Inc.

     Navigators Holdings (UK) Limited is a holding company for the Company’s subsidiaries located in the United Kingdom. Navigators UK produces business for the UK Branch of Navigators Insurance and four unaffiliated insurance companies. Navigators Corporate Underwriters Limited (“NCUL”) is admitted to do business at Lloyd’s of London as a corporate member with limited liability. Navigators Underwriting Agency Limited (“NUAL”) (formerly Mander, Thomas & Cooper (Underwriting Agencies) Limited), is a Lloyd’s marine underwriting managing agency which manages Lloyd’s Syndicate 1221, and its wholly owned subsidiary, Millennium Underwriting Limited (“Millennium”), a Lloyd’s corporate member with limited liability. The premium recorded by NCUL and Millennium is the result of their participation in Syndicate 1221. NUAL owns Pennine Underwriting Limited, an underwriting managing agency with two offices in England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.

     The Company’s revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies, managed by Navigators Management Company, Inc., derive their premium from business written by the Navigators Agencies. The Lloyd’s Operations derive their premium from business written by NUAL.

     Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a “hard market” demand for property and casualty insurance exceeds supply or capacity and, as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand and, as a result, premiums and commissions may decrease.

Results of Operations

     Revenues. Gross written premium for the first six months of 2001 increased 41.7% to $147,174,000 from $103,835,000 for the first six months of 2000.

     The following table sets forth the Company’s gross written premium by line of business, and ceded and net written premium in the aggregate for the periods indicated:

	Six Months Ended June 30,

	2001		2000

	(Dollars in thousands)
Lloyd’s Operations:

Marine	$64,749	44%	$43,847	42%

Engineering and Construction	1,640	1	578	1

Onshore Energy	912	1	278	–

Gross Written Premium	67,301	46	44,703	43

Ceded Written Premium	(20,597)		(15,783)

Net Written Premium	46,704		28,920

Insurance Companies:

Marine	54,726	37	45,999	44

Specialty Insurance	23,787	16	11,556	11

Other	1,360	1	1,577	2

Gross Written Premium	79,873	54	59,132	57

Ceded Written Premium	(36,075)		(30,353)

Net Written Premium	43,798		28,779

Total Gross Written Premium	147,174	100%	103,835	100%

Total Ceded Written Premium	(56,672)		(46,136)

Total Net Written Premium	$90,502		$57,699

Lloyd’s Operations’ Gross Written Premium

     The Lloyd’s premium is generated as the result of NCUL and Millennium providing capacity to Lloyd’s Syndicate 1221 managed by NUAL. Lloyd’s Syndicate 1221 has capacity of £66.3 million ($95.5 million) for the 2001 underwriting year. It also had capacity of £66.3 million for the 2000 underwriting year. Syndicate 1221’s capacity is expressed net of commission expense (as is standard at Lloyd’s) of approximately 21%. The Lloyd’s marine business was subject to continued pricing competition resulting in less premium per risk relative to certain prior years. As a result, the Company wrote less than the capacity available. The pricing competition showed signs of easing in late 2000. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results. The premiums, losses and expenses from the Lloyd’s Operations are included in the Company’s consolidated financials but are not included in the Insurance Companies’ results.

     The Company directly controls 67.4% and 64.5% of Syndicate 1221’s capacity for the 2001 and 2000 underwriting years, respectively. In addition, the Company indirectly controls 20.7% and 11.1% of Syndicate 1221’s capacity for the 2001 and 2000 underwriting years, respectively. The Company records in its financial statements the portion of the business directly controlled.

     The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company will be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or to reduce the capacity of Syndicate 1221.

     Marine Premium. In the first six months of 2001, marine premium increased 47.7% from the first six months of 2000 due to increased writings resulting from new business, rate increases, increases from review of prior estimates performed in the normal course primarily related to the Lloyd’s premium and to the capacity directly provided to Syndicate 1221 by NCUL and Millennium in the aggregate increasing from 64.5% in 2000 to 67.4% in 2001.

     Engineering and Construction Premium. The Robertson Consortium, managed by NUAL, writes engineering and construction business consisting of coverage for construction projects including machinery, equipment and loss of use due to delays. The increase in the engineering and construction premium resulted from the increase in new business written by the Robertson Consortium.

     Onshore Energy Premium. The Robertson Consortium also writes onshore energy business which principally focuses on the oil and gas, chemical and petrochemical, and power generation industries with coverages primarily for property damage and machinery breakdown. The increase in the onshore energy premium resulted from the increase in new business written by the Robertson Consortium.

Insurance Companies’ Gross Written Premium

     Marine Premium. Marine gross written premium increased 19.0% when comparing the first six months of 2001 to the first six months of 2000 primarily due to new business and rate increases. The increase was 14.2% in the second quarter of 2001 compared to the second quarter of 2000.

     Specialty Insurance Premium. The specialty insurance (formerly referred to as program insurance) is written by Anfield and consists primarily of general liability insurance for contractors and a small amount of commercial multi-peril insurance for restaurants and taverns and, beginning in 2001, liability insurance for apartment buildings and a personal article floater cover. The increase in the premium of 105.8%, when comparing the first six months of 2001 and 2000, resulted from new business and rate increases. The increase was 112.5% in the second quarter of 2001 compared to the second quarter of 2000.

Ceded Written Premium. In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations. The increase in ceded premium when comparing the first six months of 2001 to the first six months of 2000 resulted from the increase in the gross written premium. The decrease in the percentage of ceded written premium to gross written premium primarily resulted from both the increase in the specialty insurance of which the Company retains a larger percentage of the written premium, and excess of loss costs which tend to decrease as a percentage of gross written premium as the amount of written premium increases within designated limits.

Net Written Premium. Net written premium increased 56.9% for the first six months of 2001 to $90,502,000 compared to $57,699,000 in the first six months of 2000 primarily due to the increase in the gross written premium discussed above. The net written premium was $37,713,000 and $32,386,000 for the three months ended June 30, 2001 and 2000, respectively.

Net Earned Premium. Net earned premium increased 54.4% for the first six months of 2001 to $64,532,000 as compared to $41,808,000 for the first six months of 2000 as the result of the increase in the net written premium. Net earned premium for the three months ended June 30, 2001 and 2000 was $34,911,000 and $22,235,000, respectively.

Commission Income. Commission income generated by the Navigators Agencies increased to $1,800,000 for the first six months of 2001 from $1,293,000 for the first six months of 2000 and increased 28.1% for the three months ended June 30, 2001 from the same period in 2000. The increase was primarily the result of increased profit commission on the marine business produced by the Navigators Agencies.

Net Investment Income. Net investment income increased 10.2% to $9,741,000 for the first six months of 2001 from $8,840,000 for the corresponding period in 2000 and increased 10.8% to $4,972,000 for the three months ended June 30, 2001 from $4,489,000 during the corresponding period in 2000. These increases are primarily due to a higher yield in the Insurance Companies investment portfolio partially resulting from a decrease in the tax-exempt portfolio, the increase in invested assets and the Company’s increased participation in the Lloyd’s Operations which earn income on investments held by Lloyd’s Syndicate 1221 in which the Company participates. The Company’s portion of the Syndicate 1221 investments are included in Funds due from Lloyd’s syndicate on the Company’s consolidated balance sheets.

Net Realized Capital Gains. Pre-tax net income included $608,000 of net realized capital gains for the first six months of 2001 compared to $71,000 for the same period last year. On an after tax basis, the net realized capital gains were $0.06 per share and $0.01 per share for the first six months of 2001 and 2000, respectively. Pre-tax net income for the three months ended June 30, 2001 and 2000 included net realized capital gains of $155,000 and $166,000, respectively. On an after tax basis, the net realized capital gains were $0.01 per share and $0.02 per share for the three months ended June 30, 2001 and 2000, respectively.

Other Income/(Expense). Other income/(expense) for 2001 consists primarily of a $1,300,000 charge related to the Company’s former investment in Riverside Corporate Underwriters, Ltd. (“RCUL”), a Lloyd’s corporate name. Due to adverse development in the Lloyd’s syndicates in which RCUL provided capacity in 1998 and 1999, Lloyd’s has recently informed the Company that it may be liable for part of that adverse development. The Company does not agree with the Lloyd’s interpretation of this issue since it was not a participant for all years covered. The Company’s maximum exposure is equivalent to a letter of credit amounting to £2,585,000 ($3,659,000) provided to RCUL in order for RCUL to participate on various Lloyd’s syndicates in years prior to 1998. The charge represents the Company’s best estimate of its potential exposure based upon currently available information. The letter of credit expires at December 31, 2001.

Operating Expenses.

     Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 64.5% and 62.0% for the first six months of 2001 and 2000, respectively. This increase was primarily due to increased losses in the Lloyd’s Operations including approximately $1.9 million of losses in the first six months of 2001 resulting from one large offshore energy claim (Petrobras) accounting for 2.9% of the loss ratio, partially offset by results in Navigators Insurance. The loss ratios were 64.2% and 62.1% for the three months ended June 30, 2001 and 2000, respectively.

     Commission Expense. Commission expense as a percentage of net earned premium was 21.8% and 20.5% for the first six months of 2001 and 2000, respectively. The increase was due to the increase in the Lloyd’s premium which generally has a higher commission rate. The percentage was 21.0% and 21.3% for the three months ended June 30, 2001 and 2000, respectively.

     Other Operating Expenses. Other operating expenses increased 7.3% to $12,841,000 during the first six months of 2001 from $11,962,000 during the corresponding period of 2000 and increased 16.8% for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to increased expenses related to the Company’s employee stock programs primarily resulting from the increase in the market price of the stock.

     Interest Expense. Interest expense was $819,000 during the first six months of 2001 compared to $836,000 during the corresponding period of 2000. This decrease was due to a smaller average loan balance partially offset by higher average interest rates on the loan. The interest expense for the three months ended June 30, 2001 decreased to $404,000 from $407,000 for the same period in 2000.

Income Taxes. The effective tax rate was 32.5% and 37.3% for the six months ended June 30, 2001 and 2000, respectively. The rates differed from the Federal statutory income tax rate due to tax-exempt interest income and a valuation allowance. The tax-exempt income decreased and the valuation allowance increased for the first six months of 2001 compared to the same period in 2000. At June 30, 2001 and 2000, the Company had $6,022,000 and $4,892,000 of valuation allowances against its deferred tax asset. The valuation allowance and its change for the six months ended June 30, 2001 was necessitated by the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from certain of the Company’s foreign, state and local operations.

Net Income. The Company had net income of $4,365,000 for the first six months of 2001 compared to $3,090,000 for the same period last year. On a diluted per share basis, this represented net income per share of $0.52 and $0.37 for the first six months of 2001 and 2000, respectively. The Company had net income of $2,314,000 or $0.27 per share for the three months ended June 30, 2001 compared to net income of $1,746,000 or $0.21 per share for the same period in 2000.

Liquidity and Capital Resources

     Cash flow from operations was $6,931,000 and $1,674,000 for the first six months of 2001 and 2000, respectively. Invested assets and cash increased to $259,846,000 at June 30, 2001 from $251,185,000 at December 31, 2000.

     The Company’s bank credit facility provided for a $24,000,000 revolving line of credit facility at June 30, 2001, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning January 1, 2000 until it terminates on November 19, 2004, and a $55,000,000 letter of credit facility. At June 30, 2001, $22,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 5.1%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd’s Syndicate 1221 managed by NUAL. At June 30, 2001, letters of credit with an aggregate face amount of $49,879,000 were issued under the letter of credit facility.

     As of June 30, 2001, the Company’s consolidated stockholders’ equity was $146,758,000 compared to $143,480,000 at December 31, 2000. The increase was primarily due to the net income for the six months ended June 30, 2001, partially offset by decreases in the unrealized gains in the investment portfolio.

Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the information concerning market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Treasury Stock

     During the first quarter of 2001 and 2000, the Company issued 5,406 and 7,386 shares of treasury stock, respectively, to the non-employee directors as part of the directors’ annual compensation for the prior year. The Company expensed $72,000 in each of the prior two years relating to the issuance of these shares.

Part II —Other Information

Item 1. Legal Proceedings:

The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters (“ILU”). In late 1998, the ILU advised its forty-one members, including Navigators Insurance, that they were each being assessed approximately £900,000 ($1.3 million) to pay for anticipated operating deficits arising from the ILU’s long term lease of the building occupied by the ILU in London. Navigators Insurance opposed the assessment as inequitable and inappropriate. The matter was settled with the ILU in June 2001 for £350,000 ($504,000) which was the approximate amount the Company had accrued at December 31, 2000.

Item 2. Changes in Securities:

None.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submissions of Matters to a Vote of Securities Holders:

On May 31, 2001, the Company’s stockholders voted for the following matters at the annual stockholders’ meeting:

(a)	The election of seven (7) directors to serve until the 2002 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Name	For	Withheld

Terence N. Deeks	6,995,021	30,775

Robert M. DeMichele	6,995,321	30,475

Robert W. Eager, Jr.	6,995,321	30,475

Stanley A. Galanski	6,995,321	30,475

Leandro S. Galban, Jr.	6,995,321	30,475

Marc M. Tract	6,995,321	30,475

Robert F. Wright	6,995,321	30,475

(b)	The ratification of the appointment of KPMG LLP as the Company’s independent auditors. The stockholders cast 7,021,446 votes for, 3,750 votes against and 600 votes abstaining ratification.

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits:

Exhibit No.	Description of Exhibit

None.

(b)	Reports on Form 8-K:

There were no reports on Form 8-K filed for the six months ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.

(Registrant)

Dated:	August 9, 2001	/s / Bradley D. Wiley

Bradley D. Wiley
Senior Vice President, Chief Financial
Officer and Secretary