Form 10-Q
period 2001-09-30
NAVIGATORS GROUP INC
filed 2001-11-13
CIK 793547

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended	September 30, 2001

Commission file number	0-15886

The Navigators Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3138397

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Penn Plaza, New York, New York	10119

(Address of principal executive offices)	(Zip Code)

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

On October 22, 2001 there were 8,419,762 shares of common stock, $0.10 par value, issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

Page No.

Part I. FINANCIAL INFORMATION:

Consolidated Balance Sheets

September 30, 2001 and December 31, 2000	3

Consolidated Statements of Income (Loss)

Three Months Ended September 30, 2001 and 2000	4

Nine Months Ended September 30, 2001 and 2000	5

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2001 and 2000	6

Notes to Interim Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial

Condition and Results of Operations	12

Part II. OTHER INFORMATION	18

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)

ASSETS

Investments and cash:

Fixed maturities, available-for-sale, at fair value (amortized cost: 2001, $238,674; 2000, $221,807)	$245,913	$225,128

Equity securities, available-for-sale, at fair value (cost: 2001, $6,482; 2000, $5,608)	6,588	6,269

Short-term investments, at cost which approximates fair value	15,808	18,186

Cash	2,339	1,602

Total investments and cash	270,648	251,185

Premiums in course of collection	46,231	35,282

Funds due from Lloyd’s syndicate	89,201	68,912

Commissions receivable	5,085	3,374

Accrued investment income	3,254	3,125

Prepaid reinsurance premiums	37,019	26,274

Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	210,877	195,713

Federal income tax recoverable	787	463

Net deferred income tax benefit	8,654	9,001

Deferred policy acquisition costs	16,676	8,400

Goodwill	5,020	5,278

Other assets	5,278	7,570

Total assets	$698,730	$614,577

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Reserves for losses and loss adjustment expenses	$386,555	$357,674

Unearned premium	105,577	66,238

Reinsurance balances payable	28,210	20,402

Notes payable to banks	22,000	22,000

Accounts payable and other liabilities	8,892	4,783

Total liabilities	551,234	471,097

Stockholders’ equity:

Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	–	–

Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding (net of Treasury stock) 8,419,762 in 2001 and 8,414,356 in 2000	846	846

Additional paid-in capital	39,407	39,413

Treasury stock, held at cost (shares: 35,908 in 2001 and 41,314 in 2000)	(516)	(594)

Accumulated other comprehensive income	5,593	3,093

Retained earnings	102,166	100,722

Total stockholders’ equity	147,496	143,480

Total liabilities and stockholders’ equity	$698,730	$614,577

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except net income (loss) per share)

	Three Months Ended
	September 30,

	2001	2000

	(Unaudited)

Revenues:

Net earned premium	$35,364	$18,340

Commission income	1,118	880

Net investment income	4,740	4,714

Net realized capital gains	389	46

Other income (expense)	(2,341)	144

Total revenues	39,270	24,124

Operating expenses:

Net losses and loss adjustment expenses incurred	28,068	12,571

Commission expense	7,671	3,491

Other operating expenses	6,602	5,742

Interest expense	289	448

Total operating expenses	42,630	22,252

Income (loss) before income taxes	(3,360)	1,872

Income tax expense (benefit):

Current	116	(46)

Deferred	(555)	308

Total income tax expense (benefit)	(439)	262

Net income (loss)	$(2,921)	$1,610

Net income (loss) per common share:

Basic	$(0.35)	$0.19

Diluted	$(0.35)	$0.19

Average common shares outstanding:

Basic	8,420	8,414

Diluted	8,420	8,414

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except net income per share)

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)

Revenues:

Net earned premium	$99,897	$60,148

Commission income	2,918	2,172

Net investment income	14,481	13,553

Net realized capital gains	996	118

Other income (expense)	(3,256)	343

Total revenues	115,036	76,334

Operating expenses:

Net losses and loss adjustment expenses incurred	69,670	38,488

Commission expense	21,708	12,062

Other operating expenses	19,443	17,703

Interest expense	1,108	1,284

Total operating expenses	111,929	69,537

Income before income taxes	3,107	6,797

Income tax expense (benefit):

Current	2,402	1,513

Deferred	(739)	584

Total income tax expense	1,663	2,097

Net income	$1,444	$4,700

Net income per common share:

Basic	$0.17	$0.56

Diluted	$0.17	$0.56

Average common shares outstanding:

Basic	8,419	8,413

Diluted	8,532	8,413

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)

Operating activities:

Net income	$1,444	$4,700

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation & amortization	886	850

Net deferred income tax	(739)	584

Net realized capital (gains)	(996)	(118)

Changes in assets and liabilities:

Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(15,164)	30,811

Reserve for losses and loss adjustment expenses	28,881	(43,034)

Prepaid reinsurance premiums	(10,745)	(7,601)

Unearned premium	39,339	26,379

Premiums in course of collection	(10,949)	(2,710)

Funds due from Lloyd’s syndicate	(20,289)	(6,224)

Commissions receivable	(1,711)	3,815

Deferred policy acquisition costs	(8,276)	(6,066)

Accrued investment income	(129)	62

Reinsurance balances payable	7,808	(1,997)

Federal income tax	(324)	787

Other	4,610	8

Net cash provided by operating activities	13,646	246

Investing activities:

Fixed maturities, available-for-sale

Redemptions and maturities	700	9,088

Sales	66,175	27,947

Purchases	(83,094)	(39,273)

Equity securities, available-for-sale

Sales	2,119	7,637

Purchases	(2,891)	(2,391)

Payable for securities	1,868	3,804

Net sales (purchases) of short-term investments	2,378	(7,050)

Purchase of property and equipment	(164)	(1,813)

Net cash (used in) investing activities	(12,909)	(2,051)

Financing activities:

Proceeds from bank loan	–	3,000

Repayment of bank loan	–	(2,000)

Net cash provided by financing activities	–	1,000

Increase (decrease) in cash	737	(805)

Cash at beginning of year	1,602	5,546

Cash at end of period	$2,339	$4,741

Supplemental disclosures of cash flow information:

Federal, state and local income tax paid	$2,653	$636

Interest paid	1,112	870

Issuance of stock to Directors	72	72

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
The Company’s ceded earned premiums were $22,405,000 and $20,817,000 for the three months ended September 30, 2001 and 2000, respectively, and $67,181,000 and $58,172,000 for the nine months ended September 30, 2001 and 2000, respectively. The Company’s ceded incurred losses were $38,561,000 and $12,178,000 for the three months ended September 30, 2001 and 2000, respectively, and were $76,543,000 and $43,271,000 for the nine months ended September 30, 2001 and 2000, respectively. The 2001 ceded incurred losses include $13,561,000 from the September 11, 2001 terrorist attacks on the World Trade Center.

(3)	Segments of an Enterprise
The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance. The Company’s segments include the Insurance Companies, the Navigators Agencies (formerly referred to as the Somerset Companies) and the Lloyd’s Operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company which are primarily engaged in underwriting marine insurance and related lines of business, and a contractors’ general liability program. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Insurance Companies and four non-affiliated companies. The Lloyd’s Operations consist primarily of a Lloyd’s managing agency and two Lloyd’s corporate members which underwrite marine and related lines of business at Lloyd’s of London. All segments are evaluated based on their underwriting or operating results calculated on the basis of accounting principles generally accepted in the United States of America (“GAAP”). In order to establish a common identity under the Navigators name, the Company changed the name of several of its agency subsidiaries from Somerset to Navigators.

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

The following tables present financial data by segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(In thousands)

Revenue, excluding net investment income and net realized capital gains:

Insurance Companies	$19,097	$9,767	$51,757	$33,638

Navigators Agencies	4,144	3,322	11,395	8,437

Lloyd’s Operations	16,330	8,647	48,435	26,714

Other operations	(5,430)	(2,372)	(12,028)	(6,126)

Total	$34,141	$19,364	$99,559	$62,663

Income (loss) before income taxes:

Insurance Companies	$5,187	$3,453	$16,984	$14,335

Navigators Agencies	99	(500)	(607)	(2,863)

Lloyd’s Operations	(5,344)	(193)	(6,413)	(1,718)

Other operations	(3,302)	(888)	(6,857)	(2,957)

Total	$(3,360)	$1,872	$3,107	$6,797

Income tax expense (benefit):

Insurance Companies	$1,599	$874	$5,301	$3,930

Navigators Agencies	(806)	(191)	(1,188)	(831)

Lloyd’s Operations	—	—	—	—

Other operations	(1,232)	(421)	(2,450)	(1,002)

Total	$(439)	$262	$1,663	$2,097

Net income (loss):

Insurance Companies	$3,588	$2,579	$11,683	$10,405

Navigators Agencies	905	(309)	581	(2,032)

Lloyd’s Operations	(5,344)	(193)	(6,413)	(1,718)

Other operations	(2,070)	(467)	(4,407)	(1,955)

Total	$(2,921)	$1,610	$1,444	$4,700

(4)	Comprehensive Income
Comprehensive income encompasses all changes in stockholders’ equity and includes net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three months ended September 30, 2001 and 2000:

	September 30,

	2001	2000

	(In thousands)

Net income (loss)	$(2,921)	$1,610

Other comprehensive income, net of tax:

Net unrealized gains on securities available for sale:

Unrealized holding gains arising during period (net of tax expense of $1,796 for 2001 and $913 for 2000)	3,972	1,695

Less: reclassification adjustment for gains included in net income (net of tax expense (benefit) of $27 for 2001 and $(9) for 2000)	362	55

Net unrealized gains on securities	3,610	1,640

Foreign currency translation gain adjustment, net of tax expense of $26 for 2001 and $11 for 2000	49	19

Other comprehensive income	3,659	1,659

Comprehensive income	$738	$3,269

The following table summarizes comprehensive income for the nine months ended September 30, 2001 and 2000:

	September 30,

	2001	2000

	(In thousands)

Net income	$1,444	$4,700

Other comprehensive income, net of tax:

Net unrealized gains (losses) on securities available for sale:

Unrealized holding gains arising during period (net of tax expense of $1,326 for 2001 and $1,287 for 2000)	3,508	2,390

Less: reclassification adjustment for gains included in net income (net of tax expense (benefit) of $149 for 2001 and $(4) for 2000)	847	122

Net unrealized gains on securities	2,661	2,268

Foreign currency translation gain (loss) adjustment, net of tax expense (benefit) of $(87) for 2001 and $81 for 2000	(161)	150

Other comprehensive income	2,500	2,418

Comprehensive income	$3,944	$7,118

The following table summarizes the components of accumulated other comprehensive income:

	September 30,	December 31,
	2001	2000

	(In thousands)

Net unrealized gains on securities available-for-sale (net of tax expense of $2,571 in 2001 and $1,394 in 2000)	$5,483	$2,822

Foreign currency translation adjustment (net of tax expense of $59 in 2001 and $146 in 2000)	110	271

Accumulated other comprehensive income	$5,593	$3,093

(5)	Adoption of Accounting Standards
The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, Deferral of the Effective Date of SFAS 133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133, which amends certain accounting and reporting standards of SFAS 133. The adoption of these statements at January 1, 2001 did not have any effect on the Company’s results of operations or financial condition.

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
The Company manages Lloyd’s Syndicate 1221, and directly and indirectly controls 88.1% of its £66.3 million ($95.4 million) of capacity for the 2001 underwriting year. The Company directly controls 67.4% or £44.7 million ($64.4 million) of Syndicate 1221’s capacity for the 2001 underwriting year. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.

If the Company were to control more than 90% of Syndicate 1221’s capacity, Lloyd’s Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a minority buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

(7)	Commitments and Contingencies, and Subsequent Event
Other income/(expense) for 2001 consists primarily of a £2,585,000 ($3,800,000) charge related to the Company’s former investment in Riverside Corporate Underwriters, Ltd. (“RCUL”), a Lloyd’s corporate name. Lloyd’s recently informed the Company that it is liable for part of the adverse development in the Lloyd’s syndicates in which RCUL provided capacity in 1998 and 1999. The Company has accrued its maximum exposure which is equivalent to a letter of credit provided to RCUL in order for RCUL to participate on various Lloyd’s syndicates. The charge represents the Company’s best estimate of its potential exposure based upon currently available information.

Lloyd’s drew down all except £60,000 of the Company’s £2,585,000 letter of credit in October 2001.

(8)	Loss from Terrorist Attack on the World Trade Center
The Company’s results of operations were adversely impacted by approximately $4.5 million resulting from the September 11, 2001 terrorist attack on the World Trade Center consisting of estimated net incurred losses of $4.1 million and the net effect of reinstatement premiums of $0.4 million. This represents the Company’s best estimate of its maximum exposure determined by an analysis of policies that may incur a loss resulting from the terrorist attack. However, given the uncertainty surrounding this event, the estimate may change over time as additional information becomes available. The related ceded losses recoverable of $13.6 million are reinsured by highly rated reinsurers of which $8.1 million was received from the reinsurers in October 2001.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-looking statements

         Some of the statements in this Form 10-Q are “forward-looking statements”, as defined in the Private Securities Litigation Act of 1995, derived from information we currently have and from assumptions we make. We cannot assure that results which we anticipate will be achieved since results may differ materially because of both known and unknown risks and uncertainties which we face. Please refer to the Company’s most recent Annual Report on Form 10-K for additional information on the Company’s business and the important factors which may affect that business. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

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

         The Company’s two insurance subsidiaries are Navigators Insurance Company (“Navigators Insurance”), which includes a United Kingdom Branch (“UK Branch”), and NIC Insurance Company (“NIC”). Navigators Insurance is the Company’s largest insurance subsidiary and has been active since 1983. It specializes primarily in underwriting marine insurance and related lines of business, and a contractors’ general liability program. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance which is 100% reinsured by Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the “Insurance Companies”.

         In order to establish a common identity under the Navigators name, the Company changed the name of several of its agency subsidiaries in 2001. The new names are used throughout this document. Five of the Company’s subsidiaries are underwriting management companies: Navigators Management Company, Inc. (formerly Somerset Marine, Inc.), Navigators Insurance Services of Texas, Inc. (formerly Somerset Insurance Services of Texas, Inc.), Navigators California Insurance Services, Inc. (formerly Somerset Insurance Services of California, Inc.), Navigators Insurance Services of Washington, Inc. (formerly Somerset Insurance Services of

Washington, Inc.) and Navigators Management (UK) Limited (formerly Somerset Marine (UK) Limited) (“Navigators UK”) (collectively, the “Navigators Agencies”). The Navigators Agencies produce, manage and underwrite insurance and reinsurance for Navigators Insurance, NIC and four unaffiliated insurance companies.

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

         In April 1999, the Company acquired Anfield Insurance Services, Inc. (“Specialty”), an insurance agency located in San Francisco, California, which primarily underwrites general liability insurance coverage for small artisan and general contractors on the West Coast. Specialty also produces a small amount of commercial multi-peril insurance for restaurants and taverns and, beginning in 2001, a liability program for apartment buildings and a personal article floater cover. It produces business exclusively for the Insurance Companies and is included with the Navigators Agencies unless otherwise noted. Specialty and Somerset Insurance Services of California, Inc. were merged in April 2001 to form Navigators California Insurance Services, Inc.

         Navigators Holdings (UK) Limited is a holding company for the Company’s subsidiaries located in the United Kingdom. Navigators UK produces business for the UK Branch of Navigators Insurance and four unaffiliated insurance companies. Navigators Underwriting Agency Limited (“NUAL”) (formerly Mander, Thomas & Cooper (Underwriting Agencies) Limited), is a Lloyd’s marine underwriting managing agency which manages Lloyd’s Syndicate 1221. Navigators Corporate Underwriters Limited (“NCUL”) and Millennium Underwriting Limited (“Millennium”) are admitted to do business at Lloyd’s of London as corporate members with limited liability. The premium recorded by NCUL and Millennium is the result of their participation in Syndicate 1221. NUAL owns Pennine Underwriting Limited, an underwriting managing agency with two offices in England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.

         The Company’s revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies, managed by Navigators Management Company, Inc., derive their premium from business written by the Navigators Agencies. The Lloyd’s Operations derive their premium from business written by NUAL.

         On November 5, 2001 the Company announced the formation of a new division specializing in directors and officers, and professional liability insurance. This division began operations in the fourth quarter of 2001.

         Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a “hard market” demand for property and casualty insurance exceeds supply or capacity and, as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand and, as a result, premiums and commissions may decrease.

Results of Operations

         General. The Company’s results of operations were adversely impacted by approximately $4.5 million resulting from the September 11, 2001 terrorist attack on the World Trade Center consisting of estimated net incurred losses of $4.1 million and the net effect of reinstatement premiums of $0.4 million. This represents the Company’s best estimate of its maximum exposure determined by an analysis of policies that may incur a loss resulting from the terrorist attack. However, given the uncertainty surrounding this event, the estimate may change over time as additional information becomes available. The related ceded losses recoverable of $13.6 million are reinsured by highly rated reinsurers of which $8.1 million was received from the reinsurers in October 2001.

         Revenues. Gross written premium for the first nine months of 2001 increased 41.6% to $206,427,000 from $145,775,000 for the first nine months of 2000.

         The following table sets forth the Company’s gross written premium by line of business, and ceded and net written premium in the aggregate for the periods indicated:

	Nine Months Ended September 30,

	2001		2000

	(Dollars in thousands)

Lloyd’s Operations:

Marine	$84,300	41%	$57,160	39%

Engineering and Construction	2,355	1	855	1

Onshore Energy	1,264	1	475	–

Gross Written Premium	87,919	43	58,490	40

Ceded Written Premium	(27,155)		(19,330)

Net Written Premium	60,764		39,160

Insurance Companies:

Marine	77,843	38	65,562	45

Specialty Insurance	38,716	18	19,702	14

Other	1,949	1	2,021	1

Gross Written Premium	118,508	57	87,285	60

Ceded Written Premium	(50,771)		(46,443)

Net Written Premium	67,737		40,842

Total Gross Written Premium	206,427	100%	145,775	100%

Total Ceded Written Premium	(77,926)		(65,773)

Total Net Written Premium	$128,501		$80,002

Lloyd’s Operations’ Gross Written Premium

         The Lloyd’s premium is generated as the result of NCUL and Millennium providing capacity to Lloyd’s Syndicate 1221 which has capacity of £66.3 million ($95.4 million) for the 2001 underwriting year. It also had capacity of £66.3 million for the 2000 underwriting year. Syndicate 1221’s capacity is expressed net of commission expense (as is standard at Lloyd’s) of approximately 21%. Pricing competition in the Lloyd’s business began easing in late 2000. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results. The premiums, losses and expenses from the Lloyd’s Operations are included in the Company’s consolidated financials but are not included in the Insurance Companies’ results.

         The Company directly controls 67.4% and 64.5% of Syndicate 1221’s capacity for the 2001 and 2000 underwriting years, respectively. In addition, the Company indirectly controls 20.7% and 11.1% of Syndicate 1221’s capacity for the 2001 and 2000 underwriting years, respectively. The Company records in its financial statements the portion of the business directly controlled.

         The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or to reduce the capacity of Syndicate 1221.

         Marine Premium. In the first nine months of 2001, marine gross written premium increased 47.5% from the first nine months of 2000 due to increased writings resulting from new business, rate increases, increases from review of prior estimates performed in the normal course of business and to the capacity directly provided to Syndicate 1221 by NCUL and Millennium in the aggregate increasing from 64.5% in 2000 to 67.4% in 2001. The third quarter 2001 includes $286,000 of assumed reinstatement premium resulting from losses related to the September 11, 2001 terrorist attack on the World Trade Center.

         Engineering and Construction Premium. The Robertson Consortium, managed by NUAL, writes engineering and construction business consisting of coverage for construction projects including machinery, equipment and loss of use due to delays. The increase in the engineering and construction premium resulted from the increase in new business written.

         Onshore Energy Premium. The Robertson Consortium also writes onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption. The increase in the onshore energy premium resulted from rate increases and an increase in new business written.

Insurance Companies’ Gross Written Premium

         Marine Premium. Marine gross written premium increased 18.7% when comparing the first nine months of 2001 to the first nine months of 2000 primarily due to new business and rate increases. The increase was 18.2% in the third quarter of 2001 compared to the third quarter of 2000.

         Specialty Insurance Premium. The specialty insurance (formerly referred to as program insurance) is written by Specialty (formerly referred to as Anfield) and consists primarily of general liability insurance for contractors and a small amount of commercial multi-peril insurance for restaurants and taverns and, beginning in 2001, liability insurance for apartment buildings and a personal article floater cover. The increase in the premium of 96.5%, when comparing the first nine months of 2001 and 2000, resulted from new business and rate increases. The increase was 83.3% in the third quarter of 2001 compared to the third quarter of 2000.

Ceded Written Premium. In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations. The increase in ceded premium when comparing the first nine months of 2001 to the first nine months of 2000 resulted from the increase in the gross written premium and $711,000 of ceded reinstatement premium in the Lloyd’s Operations resulting from losses related to the September 11, 2001 terrorist attack on the World Trade Center. The decrease in the percentage of ceded written premium to gross written premium primarily resulted from both the increase in the specialty insurance of which the Company retains a larger percentage of the written premium, and excess of loss costs which tend to decrease as a percentage of gross written premium as the amount of written premium increases within designated limits.

Net Written Premium. Net written premium increased 60.6% for the first nine months of 2001 to $128,501,000 compared to $80,002,000 in the first nine months of 2000 primarily due to the increase in the gross written premium and the decrease in the percentage of the premium ceded. The net written premium was $37,999,000 and $22,303,000 for the three months ended September 30, 2001 and 2000, respectively.

Net Earned Premium. Net earned premium increased 66.1% for the first nine months of 2001 to $99,897,000 as compared to $60,148,000 for the first nine months of 2000 as the result of the increase in the net written premium. Net earned premium for the three months ended September 30, 2001 and 2000 was $35,364,000 and $18,340,000, respectively.

Commission Income. Commission income generated by the Navigators Agencies increased to $2,918,000 for the first nine months of 2001 from $2,172,000 for the first nine months of 2000 and increased 27.1% for the three months ended September 30, 2001 from the same period in 2000. The increase was primarily the result of increased profit commission on the marine business produced by the Navigators Agencies.

Net Investment Income. Net investment income increased 6.8% to $14,481,000 for the first nine months of 2001 from $13,553,000 for the corresponding period in 2000 and increased 0.6% to $4,740,000 for the three months ended September 30, 2001 from $4,714,000 during the corresponding period in 2000. These increases are primarily due to the increase in the Insurance Companies investment portfolio and the Company’s increased participation in the Lloyd’s Operations which earn income on investments held by Lloyd’s Syndicate 1221 in which the Company participates. The Company’s portion of the Syndicate 1221 investments are included in Funds due from Lloyd’s syndicate on the Company’s consolidated balance sheets.

Net Realized Capital Gains. Pre-tax net income included $996,000 of net realized capital gains for the first nine months of 2001 compared to $118,000 for the same period last year. On an after tax basis, the net realized capital gains were $0.10 per share and $0.01 per share for the first nine months of 2001 and 2000, respectively. Pre-tax net income for the three months ended September 30, 2001 and 2000 included net realized capital gains of $389,000 and $46,000, respectively. On an after tax basis, the net realized capital gains were $0.04 per share and $0.01 per share for the three months ended September 30, 2001 and 2000, respectively.

Other Income/(Expense). Other income/(expense) for 2001 consists primarily of a £2,585,000 ($3,800,000) charge related to the Company’s former investment in Riverside Corporate Underwriters, Ltd. (“RCUL”), a Lloyd’s corporate name. Lloyd’s recently informed the Company that it is liable for part of the adverse development in the Lloyd’s syndicates in which RCUL provided capacity in 1998 and 1999. The Company has accrued its maximum exposure which is equivalent to a letter of credit provided to RCUL in order for RCUL to participate on various Lloyd’s syndicates. The charge represents the Company’s best estimate of its potential exposure based upon currently available information. Lloyd’s drew down all except £60,000 of the Company’s £2,585,000 letter of credit in October 2001.

Operating Expenses.

         Net Loss and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 69.7% and 64.0% for the first nine months of 2001 and 2000, respectively. This increase was primarily due to increased losses in the Lloyd’s Operations resulting from approximately $4.1 million of net losses (gross losses in total were $17.6 million) related to the September 11, 2001 terrorist attack on the World Trade Center accounting for 4.3 points of the loss ratio, and from approximately $1.6 million of net losses resulting from one large offshore energy claim (Petrobras) in the first quarter of 2001 accounting for 1.6 points of the loss ratio, partially offset by results in Navigators Insurance. The loss ratios were 79.4% and 68.5% for the three months ended September 30, 2001 and 2000, respectively. The World Trade Center losses accounted for 12.3 points of the loss ratio in the third quarter for 2001.

         Commission Expense. Commission expense as a percentage of net earned premium was 21.7% and 20.1% for the first nine months of 2001 and 2000, respectively. The increase was due to the increase in the Lloyd’s and the Specialty premium which generally has a higher commission rate. The percentage was 21.7% and 19.0% for the three months ended September 30, 2001 and 2000, respectively.

         Other Operating Expenses. Other operating expenses increased 9.8% to $19,443,000 during the first nine months of 2001 from $17,703,000 during the corresponding period of 2000 and increased 15.0% for the three months ended September 30, 2001 compared to the same period in 2000 primarily due to increased expenses related to the expansion of the Company’s specialty business, the increase in Lloyd’s premium and to the Company’s employee stock programs primarily resulting from the increase in the market price of the stock.

         Interest Expense. Interest expense was $1,108,000 during the first nine months of 2001 compared to $1,284,000 during the corresponding period of 2000. This decrease was due to lower interest rates on the loan and to a smaller average loan balance. The interest expense for the three months ended September 30, 2001 decreased to $289,000 from $448,000 for the same period in 2000.

Income Taxes. The effective tax rate was 53.5% and 30.9% for the nine months ended September 30, 2001 and 2000, respectively. The rates differed from the Federal statutory income tax rate due to tax-exempt interest income and a valuation allowance. The tax-exempt income decreased and the valuation allowance increased for the first nine months of 2001 compared to the same period in 2000. At September 30, 2001 and 2000, the Company had $8,132,000 and $4,970,000 of valuation allowances against its deferred tax asset. The valuation allowance and its change for the nine months ended September 30, 2001 was necessitated by the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from certain of the Company’s foreign, state and local operations.

Net Income. The Company had net income of $1,444,000 for the first nine months of 2001 compared to $4,700,000 for the same period last year. On a diluted per share basis, this represented net income per share of $0.17 and $0.56 for the first nine months of 2001 and 2000, respectively. The Company had a net loss of $(2,921,000) or $(0.35) per share for the three months ended September 30, 2001 compared to net income of $1,610,000 or $0.19 per share for the same period in 2000.

Liquidity and Capital Resources

         Cash flow from operations was $13,646,000 and $246,000 for the first nine months of 2001 and 2000, respectively. Invested assets and cash increased to $270,648,000 at September 30, 2001 from $251,185,000 at December 31, 2000.

         The Company’s bank credit facility provided for a $23,000,000 revolving line of credit facility at September 30, 2001, which reduces each quarter by amounts ranging between $1,000,000 to $2,250,000 beginning January 1, 2000 until it terminates on November 19, 2004, and a $55,000,000 letter of credit facility. At September 30, 2001, $22,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 4.8%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd’s Syndicate 1221. At September 30, 2001, letters of credit with an aggregate face amount of $51,938,000 were issued under the letter of credit facility.

         As of September 30, 2001, the Company’s consolidated stockholders’ equity was $147,496,000 compared to $143,480,000 at December 31, 2000. The increase was primarily due to the net income for the nine months ended September 30, 2001, partially offset by decreases in the unrealized gains in the investment portfolio.

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

Part II — Other Information

Item 1.	Legal Proceedings:

The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters (“ILU”). In late 1998, the ILU advised its forty-one members, including Navigators Insurance, that they were each being assessed approximately £900,000 ($1.3 million) to pay for anticipated operating deficits arising from the ILU’s long term lease of the building occupied by the ILU in London. Navigators Insurance opposed the assessment as inequitable and inappropriate. The matter was settled with the ILU in September 2001 for £350,000 ($504,000) which was the approximate amount the Company had accrued at December 31, 2000.

Item 2.	Changes in Securities: None.

Item 3.	Defaults Upon Senior Securities: None.

Item 4.	Submissions of Matters to a Vote of Securities Holders: None.

Item 5.	Other Information: None.

Item 6.	Exhibits and Reports on Form 8-K:

               (a)  Exhibits:

Exhibit No.	Description of Exhibit

None.

               (b)  Reports on Form 8-K:

There were no reports on Form 8-K filed for the nine months ended September 30, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc. (Registrant)

Dated:	November 12, 2001	/s / Bradley D. Wiley Bradley D. Wiley Senior Vice President, Chief Financial Officer and Secretary