Form 10-K405
period 2001-12-31
NAVIGATORS GROUP INC
filed 2002-03-29
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2001

Commission File No. 0-15886

THE NAVIGATORS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3138397 (I.R.S. employer identification no.)
One Penn Plaza, New York, New York (Address of principal executive offices)	10119 (Zip code)

Registrant's telephone number, including area code: (212) 244-2333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 Par Value
                                                                                                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

The aggregate market value of voting stock held by non-affiliates as of March 21, 2002 was $96,359,000. The number of common shares outstanding as of March 21, 2002 was 8,441,622.

DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's 2002 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

Annual Report 2001    1

Forward-looking statements

  Some of the statements in this Annual Report on Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Act of 1995. These statements use words such as "believes," "expects," "intends," "may," "will," "should," "anticipates" (or the negative forms of those words) and may describe our strategies, goals, expectations of future results and other forward-looking information. We derive forward-looking information from information which we currently have and assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. Navigators undertakes no obligation to publicly update or revise any forward-looking statement. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

  •
  the effects of domestic and foreign economic conditions and conditions which affect the market for property and casualty insurance;

  •
  laws, rules and regulations which apply to insurance companies;

  •
  the effects of competition from banks, other insurers and the trend toward self-insurance;

  •
  risks which we face in entering new markets and diversifying the products and services we offer;

  •
  weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers;

  •
  our ability to obtain rate increases and to retain business; and

  •
  other risks which we identify in future filings with the Securities and Exchange Commission.

Part I

Item 1. BUSINESS

General

  The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its twelve active wholly owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. The term "Parent Company" is used to mean the Company without its subsidiaries. All significant intercompany transactions and balances have been eliminated. In March 2001, in order to establish a common identity under the Navigators name, the Company changed the name of several of its subsidiaries to include "Navigators" in the name.

  The Company's two insurance company subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business and a contractors' general liability program. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance fully reinsured by Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

  Five of the Company's wholly owned insurance agencies (the "Navigators Agencies"), specialize in writing marine and related lines of business. The marine business is written through a pool of five insurance companies, Navigators Insurance having a 75% net participation in the pool. The Navigators Agencies derive their revenue from commissions, service fees and cost

2    Annual Report 2001

reimbursement arrangements from their Parent Company, Navigators Insurance, NIC and the four unaffiliated insurers in the marine pool. Commissions are earned both on a fixed percentage of premiums and on underwriting profits from business placed with the participating insurance companies within the pool. Other than a small amount of war and satellite business, the Company withdrew from the aviation business in October 1998 due to inadequate pricing. Beginning in 1999, the Company produced its onshore energy, and engineering and construction business through the Company's facilities at Lloyd's of London ("Lloyd's"). Prior to 1999, this business was produced by the Navigators Agencies.

  In April 1999, the Company acquired Anfield Insurance Services, Inc. ("Anfield"), an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast. Anfield produces business exclusively for the Insurance Companies and is included with the Navigators Agencies unless otherwise noted. In 2001, Anfield became Navigators Specialty, a division of Navigators California Insurance Services, Inc. ("Navigators Specialty").

  Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries consisting of the Lloyd's Operations, and Navigators Management (UK) Limited, one of the Navigators Agencies, which produces business for the UK Branch of Navigators Insurance and the unaffiliated pool members. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL") (formerly Mander, Thomas & Cooper (Underwriting Agencies) Ltd.), a Lloyd's of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. In August 1999, NUAL formed Pennine Underwriting Ltd. an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

  The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies, managed by Navigators Management Company, Inc., derive their premium from business written by the Navigators Agencies. The Lloyd's Operations derive their premium from business written by NUAL.

Lines of Business

  The Company primarily writes marine, onshore energy, engineering and construction, and general liability insurance. As underwritten by the Company, marine insurance includes hull, offshore energy, liability and cargo; onshore energy insurance principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption, and engineering and construction insurance consisting of coverage for construction projects including machinery, equipment and loss of use due to delays. In November 2001, the Company formed a new division, Navigators Pro, specializing in directors & officers, and professional liability insurance coverages.

  Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply, or capacity, and as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, supply exceeds demand, and as a result, premiums and commissions may decrease.

Marine Insurance

  Navigators Insurance obtains marine business through participation in the marine pool managed by the Navigators Agencies. The composition of the pool and the level of participation of each member changes from time to time. Navigators Insurance's net participation in the marine pool for 2001, 2000 and 1999 was 75%. The Navigators Agencies generally receive

Annual Report 2001    3

commissions equal to 7.5% of the gross premium earned on marine insurance and are entitled to receive a 20% profit commission on the net underwriting profits of the pool.

  The Lloyd's marine premium is generated as a result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221. The Company's share of the premiums, losses and expenses from Lloyd's Syndicate 1221 are included in the Company's consolidated results.

Engineering and Construction

  The Lloyd's Operations write engineering and construction business consisting of coverage for construction projects including the machinery, equipment and loss of use due to delays.

Onshore Energy

  The Lloyd's Operations also write onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

Navigators Specialty

  Navigators Specialty (formerly known as Anfield or program insurance), writes primarily general liability insurance for contractors as well as other small commercial risks.

Directors & Officers Liability Insurance ("D&O")

  In late 2001, the Insurance Companies began to write directors and officers, and professional liability insurance. The coverage being offered is primarily D&O for privately held and publicly traded corporations.

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

  The Company is protected by various treaty and facultative reinsurance agreements. The reinsurance is diversified by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. This coverage is placed on behalf of the Company's insurance operations by reinsurance intermediaries which are compensated by the reinsurers.

4    Annual Report 2001

  The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. A reserve is established for any amounts considered uncollectible. At December 31, 2001 and 2000, the Company had an allowance for uncollectible reinsurance of $6,905,000 and $7,844,000, respectively. In 1999 the Company recorded a charge against earnings of $6,565,000 for unrecoverable reinsurance from New Cap Reinsurance Corporation Limited which participated in the Company's 1998 and 1997 reinsurance programs, of which $4,247,000 and $5,344,000 of reserves remain in the allowance at December 31, 2001 and 2000, respectively.

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

  Reserves are established for the Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses are determined in part on the basis of statistical information and in part on industry experience.

  Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. Such estimates are based, among other things, on predictions of future events and estimates of future trends in claim severity and frequency. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent. The Company does not discount any of its reserves.

  The Company records those premiums which are reported to it through the end of each calendar year and accrues estimates for amounts where there is a time lag between when the policy is bound and the recording of the policy. A substantial portion of the estimated premiums is from international business where there can be significant time lags. To the extent that the actual premiums vary from estimates, the difference is recorded in current operations.

Annual Report 2001    5

  The following table presents an analysis of losses and LAE:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Net reserves for losses and LAE at beginning of year	$174,883	$170,530	$150,517

Provision for losses and LAE for claims occurring in the current year	96,664	60,152	45,001
Lloyd's portfolio transfer reinsurance to close	4,196	7,854	15,533
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	5,385	(4,994)	9,380

Incurred losses and LAE.	106,245	63,012	69,914

Losses and LAE payments for claims occurring during:
Current year	(24,723)	(15,358)	(10,925)
Prior years	(53,646)	(43,301)	(38,976)

Losses and LAE payments	(78,369)	(58,659)	(49,901)

Net reserves for losses and LAE at end of year	202,759	174,883	170,530

Reinsurance receivables on unpaid losses and LAE	198,418	182,791	220,564

Gross reserves for losses and LAE at end of year	$401,177	$357,674	$391,094

  The following table presents the development of the Company's loss and LAE reserves for 1991 through 2001. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

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

6    Annual Report 2001

	Year Ended December 31,
	1991	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
	(In thousands)
Net reserves for losses and LAE	$77,507	$89,361	$103,176	$135,377	$138,761	$132,558	$139,841	$150,517	$170,530	$174,883	$202,759
Reserves for losses and LAE re-estimated as of:
One year later	80,478	94,785	104,306	142,400	136,309	131,524	136,458	159,897	165,536	180,268
Two years later	80,937	98,062	102,831	139,139	134,324	127,901	138,991	149,741	160,096
Three years later	81,322	98,338	101,537	138,155	131,658	126,457	129,592	142,229
Four years later	80,652	97,257	100,432	135,482	131,018	117,388	123,038
Five years later	79,469	96,889	98,805	134,197	122,845	113,078
Six years later	79,239	96,358	97,740	129,213	119,453
Seven years later	78,742	94,457	93,812	126,537
Eight years later	77,167	93,578	92,568
Nine years later	77,549	93,192
Ten years later	77,637
Net cumulative redundancy (deficiency)	(130)	(3,831)	10,608	8,840	19,308	19,480	16,803	8,288	10,434	(5,385)
Net cumulative paid as of:
One year later	25,741	37,998	32,700	47,187	39,741	32,416	41,798	38,976	43,301	53,646
Two years later	43,688	54,552	53,603	69,960	59,397	59,796	64,301	63,400	71,535
Three years later	51,753	65,997	62,769	83,921	78,821	71,420	74,588	79,218
Four years later	59,308	72,063	69,356	97,499	87,876	77,593	81,480
Five years later	63,138	75,864	75,534	104,454	92,189	81,468
Six years later	65,441	80,193	80,308	107,469	95,313
Seven years later	68,192	84,132	81,584	109,066
Eight years later	70,868	85,010	82,435
Nine years later	71,683	85,648
Ten years later	72,027
Gross liability—end of year		224,191	247,346	314,898	273,854	269,601	278,432	342,444	391,094	357,674	401,177
Reinsurance recoverable		134,830	144,170	179,521	135,093	137,043	138,591	191,927	220,564	182,791	198,418

Net liability—end of year		89,361	103,176	135,377	138,761	132,558	139,841	150,517	170,530	174,883	202,759
Gross re-estimated latest		289,389	269,506	352,688	297,556	288,498	310,014	359,668	392,760	383,557
Re-estimated recoverable latest		196,197	176,938	226,151	178,103	175,420	186,976	217,439	232,664	203,289

Net re-estimated latest		93,192	92,568	126,537	119,453	113,078	123,038	142,229	160,096	180,268
Gross cumulative (deficiency)		(65,198)	(22,160)	(37,790)	(23,702)	(18,897)	(31,582)	(17,224)	(1,666)	(25,883)

Annual Report 2001    7

  The net cumulative deficiency for the year ended December 31, 1992 resulted from adverse development in certain lines of business. The 1992 and 1993 gross cumulative deficiencies resulted primarily from the 1989 Exxon Valdez loss. The gross cumulative deficiencies for 1994 and 1995 resulted primarily from the 1994 Northridge Earthquake loss, the 1989 Exxon Valdez loss and a large marine liability claim reported in 1999 affecting years 1994 through 1998. The 1996 gross cumulative deficiency resulted from adverse development in several lines of business. The 1997 gross cumulative deficiency resulted from adverse development in the onshore energy business and from one large 1989 claim from a runoff book of business which also adversely affected years prior to 1997. The deficiency in 1998 resulted from the two marine liability claims mentioned, a large energy claim incurred in 1998 and reported in 1999 and reserve strengthening in the Company's Lloyd's Operations. The 2000 gross and net adverse development resulted from the Company's Lloyd's Operations establishing reserves against premiums from prior years' which were received in excess of the Company's original premium estimates and strengthening the Lloyd's reserves related to the 1999 underwriting year. The adverse development on the Company's gross reserves has been mostly reinsured through excess of loss reinsurance treaties.

  Management believes that the reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

Environmental Pollution and Asbestos Related Claims

  In 2001, 2000 and 1999, the Company recorded net paid losses and LAE of $86,000, $173,000 and $378,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 2001 and 2000, the Company carried net reserves of $1,185,000 and $994,000, respectively, for the potential exposure to such claims. Management believes that its reserves for such claims are adequate because the Company's participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, it believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates. At December 31, 2001, there were 499 open claims with environmental pollution or asbestos exposures. Management will continue to review its exposure to and reserves for such claims. Any potential exposure to these claims exists predominantly in connection with the marine business.

Investments

  The investments of the Insurance Companies must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance and NIC. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate. The Insurance Companies' investment guidelines prohibit investments in derivatives other than as a hedge against a foreign currency.

  The Insurance Companies' investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis. The investments are managed by outside professional fixed income and equity portfolio managers. Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus. The Insurance Companies seek to obtain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds, and preferred and common stocks. Due to the Company being in an alternative minimum tax ("AMT") position, the portfolio managers have been reducing the municipal bond portfolio. The Insurance Companies' investment guidelines require that at least 90% of the fixed income portfolio be rated "A-" or better by a nationally recognized

8    Annual Report 2001

rating organization. Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges. At December 31, 2001 and 2000, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

  The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to the pool members, including Navigators Insurance.

  The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis and for the Insurance Companies for each of the years in the three year period ended December 31, 2001:

	Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
The Company Consolidated (1)
Average investments	$315,297	$281,770	$273,738
Net investment income	19,354	18,447	15,985
Average yield	6.14%	6.55%	5.84%
Insurance Companies
Average investments	$256,728	$241,208	$247,396
Net investment income	16,144	15,536	14,573
Average yield	6.29%	6.44%	5.89%
(1)
The Company's average investments include NCUL's and Millennium's portion of the investments held by Lloyd's Syndicate 1221 which are included in the Company's balance sheet as Funds due from Lloyd's syndicate.

  The following table shows the cash and investments of the Company as of December 31, 2001:

	Carrying Value (In thousands)	Percent of Total
Cash and short-term investments	$29,964	10.8%
U.S. Treasury Bonds and GNMAs	72,631	26.1
Municipal bonds	45,662	16.4
Mortgage backed securities (excluding GNMAs)	22,882	8.2
Asset backed securities	31,398	11.3
Corporate bonds	68,087	24.5
Common stocks	7,675	2.7

Total	$278,299	100.0%

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

Annual Report 2001    9

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

  Navigators Insurance is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia and Puerto Rico. NIC is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer, or meets the financial requirements where there is not a formal approval process, in 32 states and the District of Columbia.

  As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance and NIC were last examined by the Department for the years 1991 through 1995. The Department did not recommend any adjustments to the Insurance Companies' previously filed statutory financial statements. The Insurance Companies are currently being examined for the years 1996 through 2000 by the Department.

  The Insurance Regulatory Information System ("IRIS") was developed by the National Association of Insurance Commissioners ("NAIC") and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 2001 and 2000, the Insurance Companies' results were within the usual values for all IRIS ratios except that two of Navigators Insurance's ratios (change in net writings and estimated reserves to surplus) were outside the usual values due to the increase in premiums resulting from the increase in premium rates and new business.

  The NAIC completed a project which codifies statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that was effective January 1, 2001 for the calendar year 2001. The Company prepared its statutory basis financial statements in accordance with the revised statutory manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner. The Department does not permit deferred income taxes to be included in the statutory basis financial statements. The changes did not have a material effect on the statutory capital and surplus of the Insurance Companies.

10    Annual Report 2001

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

  State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by Navigators Insurance and NIC, their RBC level exceeds a level that would trigger regulatory attention. In their respective 2001 statutory financial statements, Navigators Insurance and NIC have complied with the NAIC's RBC reporting requirements.

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

  No single insured or reinsured accounted for 10% or more of the Company's gross written premium in 2001.

Employees

  As of December 31, 2001, the Company had 144 full-time employees.

Annual Report 2001    11

Item 2. PROPERTIES

  The Company's administrative offices are occupied pursuant to a lease from an unaffiliated company which expires June 30, 2010 in a building located at One Penn Plaza, New York, New York. Several of the Company's subsidiaries have noncancellable operating leases for their respective office locations.

  In January 2000, the Company purchased an apartment in London to accommodate visitors to its London operations at a cost of approximately $820,000.

Item 3. LEGAL PROCEEDINGS

  The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its then forty-one members, including Navigators Insurance, that they were each being assessed approximately $1.3 million to pay for anticipated operating deficits arising from the long term lease of the ILU building located in London. Navigators Insurance opposed the assessment. The matter was settled with the ILU in September 2001 for approximately $504,000 which the Company had accrued at December 31, 2000.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

12    Annual Report 2001

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  The Company's common stock is traded over-the-counter on the NASDAQ Stock Market under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

  The high and low bid prices for the four quarters of 2001 and 2000 are as follows:

	2001		2000
	High	Low	High	Low
First Quarter	$14.38	$12.88	$11.31	$8.75
Second Quarter	$20.85	$13.13	$10.50	$8.63
Third Quarter	$20.20	$17.52	$12.25	$8.75
Fourth Quarter	$20.90	$16.95	$14.13	$10.75

  There were approximately 100 holders of record of shares of the Company's common stock as of March 15, 2002. However, management believes there are in excess of 1,000 beneficial owners of the stock.

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

Annual Report 2001    13

Item 6. SELECTED FINANCIAL DATA

  The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2001 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except book value and net income (loss) per share)
Operating Information:
Net earned premium	$150,244	$97,240	$89,442	$91,203	$85,002
Net investment income	19,354	18,447	15,985	15,209	14,435
Total revenues	171,174	120,084	105,624	115,120	108,217
Income (loss) before income taxes	5,360	10,338	(5,392)	15,153	17,184
Net income (loss)	3,668	7,032	(3,652)	11,489	12,546
Net income (loss) per share:
Basic	$0.44	$0.84	$(0.43)	$1.37	$1.51
Diluted	$0.43	$0.84	$(0.43)	$1.36	$1.50
Average common shares:
Basic	8,419	8,414	8,419	8,414	8,296
Diluted	8,547	8,414	8,419	8,459	8,385
Balance Sheet Information (at end of period):
Total investments & cash	$278,299	$251,185	$246,688	$257,232	$258,572
Total assets	710,498	614,577	631,324	592,086	501,207
Loss and LAE reserves	401,177	357,674	391,094	342,444	278,432
Notes payable	19,000	22,000	24,000	23,500	20,942
Stockholders' equity	147,206	143,480	130,365	143,266	131,242
Book value per share	$17.47	$17.05	$15.51	$16.96	$15.68

14    Annual Report 2001

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company is a holding company with twelve active wholly owned subsidiaries. See "BUSINESS—General" included herein for a description of the Company.

  The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive their premium from business written by the Navigators Agencies. The Lloyd's Operations derive their premium from business written by NUAL.

Critical Accounting Policies

  It is important to understand the Company's accounting policies in order to understand its financial statements. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates.

  The Company's most critical accounting policies involve the reporting of the reserves for losses and loss adjustment expenses (including losses that have occurred but were not reported to the Company by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, and goodwill.

  The Company's loss reserves are discussed under the BUSINESS—Reserves section and Note 6 to the Company's consolidated financial statements, both included herein. Loss reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results.

  Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of the reinsurance contracts which could be subject to judicial theories of liability. In addition, a credit risk exists with the reinsurer particularly considering that certain of the reserves remain outstanding for an extended period of time. The Company is required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. See the BUSINESS—Reinsurance Ceded section and Note 7 to the Company's consolidated financial statements, included herein.

  Written premium is recorded based on the insurance policies that have been reported to the Company and the policies that have been written by the agents but not yet reported to the Company. The Company must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. An

Annual Report 2001    15

unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. See Note 1 to the Company's consolidated financial statements, included herein.

  The Company has recorded valuation allowances related to deferred tax assets resulting from net operating loss carry forwards due to the uncertainty associated with the realization of the deferred tax asset related to certain of the Company's foreign, state and local operations. See Note 5 to the Company's consolidated financial statements, included herein.

  The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct write-off if it was probable that projected future operating income, before amortization of goodwill, would not be sufficient to recover the carrying value. See Note 1 to the Company's consolidated financial statements, included herein.

  Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer. See Note 2 to the Company's consolidated financial statements, included herein.

Results of Operations

  General.    The Company's 2001, 2000 and 1999 results of operations reflect intense market competition in the marine business which started to ease slightly in 2000. Premium rates started to increase in 2001.

  The 2001 results of operations were adversely impacted by approximately $4.5 million, both pretax and after tax, resulting from the September 11, 2001 terrorist attack on the World Trade Center consisting of estimated net incurred losses of $4.1 million and the net effect of reinstatement premiums of $0.4 million, all of which originated from the Company's Lloyd's Operations. This represents the Company's best estimate of its maximum exposure determined by an analysis of policies that may incur a loss resulting from the terrorist attack. However, given the uncertainty surrounding this event, the estimate may change over time as additional information becomes available. The related ceded losses recoverable of $5.5 million are reinsured by highly rated reinsurers.

  The 1999 results include a charge against earnings of approximately $6.6 million pretax resulting in an after tax charge of approximately $4.3 million as the result of unrecoverable reinsurance from New Cap Reinsurance Corporation Limited ("New Cap Re") which participated in the Company's 1998 and 1997 reinsurance programs.

16    Annual Report 2001

  Revenues.    Gross written premium increased to $278.2 million in 2001 from $188.4 million in 2000 and from $167.1 million in 1999. The following table sets forth the Company's gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Year Ended December 31,
	2001		2000		1999
	(Dollars in thousands)
Lloyd's Operations:
Marine	$105,212	38%	$76,101	40%	$63,040	38%
Engineering and Construction	2,517	1	936	1	961	1
Onshore Energy	1,570	—	520	—	1,346	1

Gross Written Premium	109,299	39	77,557	41	65,347	40

Ceded Written Premium	(31,198)		(21,257)		(12,250)

Net Written Premium	78,101		56,300		53,097

Insurance Companies:
Marine	108,228	39	81,664	44	82,086	49
Specialty Insurance	55,135	20	28,360	15	18,581	11
Professional Liability	694	—	—	—	—	—
Other	4,838	2	844	—	1,098	—

Gross Written Premium	168,895	61	110,868	59	101,765	60

Ceded Written Premium	(74,461)		(59,075)		(60,778)

Net Written Premium	94,434		51,793		40,987

Total Gross Written Premium	278,194	100%	188,425	100%	167,112	100%

Total Ceded Written Premium	(105,659)		(80,332)		(73,028)

Total Net Written Premium	$172,535		$108,093		$94,084

Lloyd's Operations

  The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 which is managed by NUAL.

  Lloyd's Syndicate 1221 had capacity of £66.3 million ($95.5 million) in 2001, £66.3 million ($96.0 million) in 2000 and £67.0 million ($105.9 million) in 1999. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Company participates for 67.4%, 64.5% and 52.5% of Syndicate 1221's capacity for the 2001, 2000 and 1999 underwriting years, respectively. The Lloyd's marine business has been subject to continued pricing competition resulting in less premiums per risk relative to certain prior years. As a result, the Company wrote less than the capacity available. The pricing competition showed some signs of easing in 2000 and prices increased in 2001. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results. The Lloyd's Operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221.

Annual Report 2001    17

  At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." At December 31, 2001, Syndicate 1221 closed its 1999 underwriting year, the net effect of which resulted in a portfolio transfer to NCUL and Millennium of $4.2 million at December 31, 2001. At December 31, 2000, Syndicate 1221 closed its 1998 underwriting year, the net effect of which resulted in a portfolio transfer to NCUL and Millennium of $7.9 million at December 31, 2000. At December 31, 1999, Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1997 underwriting years resulting in a portfolio transfer to NCUL of $15.5 million at December 31, 1999. These transactions accounted for part of the increases in the premium volume in the Lloyd's Operations. The reinsurance to close transactions were recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the transactions.

  Since, by Lloyd's definition, the Syndicate 1221 capacity controlled by the Company exceeded 75% in 2000 (75.6%), Lloyd's Mandatory Byelaw (No. 5 of 1999) required the Company to make a mandatory offer to noncontrolled participants for their capacity at the first Lloyd's capacity auctions beginning in July 2000. As a result, the Company purchased an additional £7,379,000 ($11,018,000) of capacity for 2001 through the auction process in 2000 at a total cost of £133,000 ($199,000). The offer was made at 1.8 pence per £1 of capacity which is the minimum price that the Company was obliged to offer, being the highest price paid for capacity during the prior 12 months. If the Company exceeds the 90% control threshold, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out. Syndicate 1221's capacity for 2002 will be approximately £75 million of which the Company will participate for approximately 68.1% and, by Lloyd's definition, control approximately 88.8% of the capacity.

  The Company provides letters of credit to Lloyd's to support its participation in Syndicate 1221's capacity. If the Company increases its participation or if Lloyd's changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or reduce the capacity of Syndicate 1221. The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks. The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year. If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.

  Marine Premium.    In 2001, marine premium increased 38.3% from 2000 due to the increase in premium rates resulting in higher premiums on renewal and new business and due to the capacity provided to Syndicate 1221 by NCUL and Millennium increasing from 64.5% in 2000 to 67.4% in 2001. The higher premium rates made the business more attractive resulting in the Lloyd's Operations increasing its writings of new business. The capacity provided to Syndicate 1221 by NCUL and Millennium increased from 52.5% in 1999 to 64.5% in 2000 resulting in the increase in premium volume.

  Engineering and Construction Premium.    In 1999, NUAL began writing engineering and construction business for Syndicate 1221. The business consists of coverage for construction projects including machinery, equipment and loss of use due to delays. The increase in 2001 was due to new business written.

  Onshore Energy.    In 1999, NUAL also began writing onshore energy business for Syndicate 1221. The business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption. The increase in 2001 was due to new business written.

18    Annual Report 2001

Insurance Companies

  Marine Premium.    In 2001, marine premium increased 32.5% due to the increase in premium rates resulting in higher premiums on new and renewal business. The higher premium rates made the business more attractive resulting in the Insurance Companies increasing their writing of new business. Marine gross written premium remained relatively unchanged from 1999 to 2000. Navigators Insurance's net participation in the marine pool was 75% in 2001, 2000 and 1999.

  Navigators Specialty Premium.    The Navigators specialty insurance (formerly known as Anfield or program insurance), written by the Company's Specialty Division, consists primarily of general liability insurance for contractors as well as small commercial risks. The premium increased 94.4% from 2000 to 2001 and 52.6% from 1999 to 2000 due to increased rates and expansion of the specialty business.

  Directors & Officers Liability Insurance.    In late 2001, the Insurance Companies began to write D&O, and professional liability insurance. The coverage being offered is primarily D&O for privately held and publicly traded corporations.

Ceded Written Premium.    In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded premium to gross written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd's Operations. The amount of ceded premium in 2001 increased over 2000 due to the increase in gross written premium and the increase in reinsurance rates in 2001. The percentage of the Lloyd's Operations' ceded premium increased from 27.4% in 2000 to 28.5% in 2001 due to slightly higher reinsurance rates. The percentage of the Insurance Companies' premium which was ceded decreased from 53.3% in 2000 to 44.1% in 2001 primarily due to the increase in the specialty insurance premium of which the Insurance Companies retain more of the premium than in the other lines of business. The increase in ceded premium in the Lloyd's Operations during 2000 was due to the purchase of additional quota share protection in the marine business and increased gross written premium. The Insurance Companies' ceded premium decreased 2.8% from 1999 to 2000 primarily due to more favorable reinsurance rates in the specialty insurance.

Net Written Premium.    Net written premium increased 59.6% from 2000 to 2001 due to the increase in the gross written premium and the decrease in the percentage of ceded premium from 42.6% in 2000 to 38.0% in 2001. It increased 14.9% from 1999 to 2000 primarily due to the increases in the Lloyd's marine business and the specialty business.

Net Earned Premium.    Net earned premium increased due to the increase in the net written premium.

Commission Income.    The increase in commission income from 2000 to 2001 of 11.9% was due to the increase in marine premium for which the Company receives commission from unaffiliated insurers. Commission income increased in 2000 primarily due to the absence to a great extent of the factors that reduced commission income in 1999 which included the losses related to unrecoverable reinsurance resulting in reductions to the profit commission, and the Company's reduction of its commission income estimates due to the extremely competitive rate environment.

Net Investment Income.    Net investment income increased 4.9% in 2001, 15.4% in 2000 and 5.1% in 1999 from each previous year primarily due to an increase in investment income allocated to NCUL and Millennium from the investments at the Lloyd's syndicates due to their increased participation in Syndicate 1221, reduction in the Insurance Companies' municipal portfolio, reduction in the expenses to manage the portfolio and the increase in the size of the portfolio. The investments at NCUL and Millennium are represented by funds due from Lloyd's Syndicate 1221 to the Company.

Annual Report 2001    19

Net Realized Capital Gains/(Losses).    Pre-tax net income included $790,000 of net realized capital gains/(losses) for 2001 compared to $265,000 for 2000 and ($443,000) for 1999. On an after tax basis, the net realized capital gains/(losses) were $0.09 per share, $0.02 per share and ($0.03) per share for 2001, 2000 and 1999, respectively. The 2001 net realized capital gains include $1,618,000 of impairment losses recorded on two of the Company's asset backed securities.

Other Income/(Expense).    Other income/(expense) for 2001 consists primarily of a $3,800,000 charge related to the Company's former investment in Riverside Corporate Underwriters, Ltd. ("RCUL"), a Lloyd's corporate name. Lloyd's informed the Company in 2001 that it is liable for part of the adverse development in the Lloyd's syndicates in which RCUL provided capacity in 1999 and 1998. The Company had provided a letter of credit to RCUL in order for RCUL to participate on various Lloyd's syndicates. The Company believes that it has no further exposure to RCUL.

Operating Expenses

  Net Losses and Loss Adjustment Expenses Incurred.    The ratio of net loss and loss adjustment expenses incurred to net earned premium was 70.7%, 64.8%, and 78.2% in 2001, 2000, and 1999, respectively. The increase in the loss ratio from 2000 to 2001 was primarily due to the losses resulting from approximately $4.1 million of net losses related to the September 11, 2001 terrorist attack on the World Trade Center accounting for 2.7 points of the loss ratio and from approximately $1.9 million of net losses resulting from one large offshore energy claim (Petrobras) in the first quarter of 2001 accounting for 1.3 points of the loss ratio. Gross losses resulting from the terrorist attack were $17.7 million and ceded losses were $13.1 million which are reinsured by highly rated reinsurers. In October 2001, $8.1 million of the losses were paid and recovered from the reinsurers. The decrease in the 2000 loss ratio compared to 1999 was primarily due to the unrecoverable reinsurance for New Cap Re recorded in 1999 and to the lower reinsurance to close premium in 2000 of $7.9 million compared to $15.5 million in 1999. The reinsurance to close premium is recorded at a 100% loss ratio since the premium received represents estimated ultimate losses. The 1999 loss ratio excluding the New Cap Re unrecoverable reinsurance was 70.8%. The Company does not discount any of its loss reserves.

  Commission Expense.    Commission expense as a percentage of net earned premium was 20.7%, 20.6%, and 16.5% for 2001, 2000, and 1999, respectively. The same ratios without the reinsurance to close premium were 21.3%, 22.5% and 19.9% in 2001, 2000 and 1999, respectively. The decrease in the 2001 commission expense compared to 2000 was primarily due to the increase in the Insurance Companies' marine premium. The increase in the 2000 commission expense ratio compared to 1999 was primarily due to the increase in the Lloyd's premium which generally has a higher commission expense. The reinsurance to close premium increases earned premium but does not change the commission expense, therefore the ratio of commission expense to earned premium decreases.

  Other Operating Expenses.    The 8.8% increase in other operating expenses from 2000 to 2001 was primarily employee related expenses resulting from expansion of the business. The change in other operating expenses from 1999 to 2000 was minimal.

  Interest Expense.    The decrease in interest expense in 2001 from 2000 was primarily due to lower interest rates charged on the loan balance and a lower loan balance. The increase in interest expense in 2000 from 1999 was primarily due to higher interest rates charged on the loan balance.

Income Taxes.    The income tax expense (benefit) was $1.7 million, $3.3 million and ($1.7) million for 2001, 2000 and 1999, respectively. The effective tax rates for 2001, 2000 and 1999 were 31.6%, 32.0% and (32.3%), respectively. The Company had alternative minimum tax ("AMT") carryforwards of $3.9 million, $5.3 million and $6.4 million at December 31, 2001, 2000,

20    Annual Report 2001

and 1999, respectively. The AMT carryforwards were primarily attributable to the tax benefits from municipal bond interest. The Company began reducing its municipal bond portfolio in 1997.

  As of December 31, 2001 and 2000, the net deferred Federal, foreign, state and local tax asset was $10.0 million and $9.0 million, respectively. At December 31, 2001 the Company had a $7.3 million valuation allowance against its deferred tax asset compared to a $5.8 million valuation allowance at December 31, 2000. The valuation allowance is necessitated by the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from certain of the Company's foreign, state and local operations.

Net Income/(Loss).    The Company had net income/(loss) of $3.7 million in 2001, $7.0 million in 2000 and ($3.7) million in 1999. The decrease in net income from 2000 to 2001 was primarily due to the losses resulting from the September 11, 2001 terrorist attack on the World Trade Center. The loss in 1999 was primarily due to unrecoverable reinsurance, price competition, higher loss ratios in the Lloyd's Operations and expenses related to the expansion in London.

Liquidity and Capital Resources

  Cash flow provided by operations was $28.8 million, $1.6 million, and $8.9 million for 2001, 2000, and 1999, respectively. The increase in the 2001 operating cash flow was primarily due to the increase in net written premium during 2001. Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

  Invested assets and cash increased to $278.3 million at December 31, 2001 from $251.2 million at December 31, 2000. The increase was primarily due to the positive cash flow. Net investment income was $19.4 million in 2001, $18.4 million in 2000 and $16.0 million in 1999. The average yield of the portfolio, excluding net realized capital gains, was 6.14% in 2001, 6.55% in 2000 and 5.84% in 1999 reflecting the prevailing interest rates during those years, the decrease in the tax-exempt portfolio and reduction in expenses to manage the portfolio in 2000. As of December 31, 2001, all fixed maturity securities and equity securities held by the Company were classified as available-for-sale.

  The average rating of the Company's fixed maturity investments is AA by Standard & Poor's and Aa by Moody's. The Company has no significant exposure to credit risk since the fixed maturity investment portfolio primarily consists of investment grade bonds. The portfolio has an average maturity of 6.5 years and a duration of 4.3 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in order to ensure the Company's ability to satisfy claims. The Company incurred impairment losses totaling $1.6 million on two asset backed securities in 2001.

  The increase in reserves for losses and loss adjustment expenses and the related increase in the reinsurance receivable on paid and unpaid losses and loss adjustment expenses at December 31, 2001 as compared to 2000 was primarily due to the reserves on the increase in the earned premium in 2001 compared to 2000.

Annual Report 2001    21

  The Company's bank credit facility provides a $19 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 1.25% on the used portion of the line of credit. The commitment fee on the unused portion of the line of credit is 0.25%. The line of credit facility reduces each quarter by amounts totaling to $3 million in 2002, $9 million in 2003 and $7 million in 2004. At December 31, 2001 and 2000, $19 million and $22 million in loans were outstanding, respectively, under the revolving line of credit facility at an interest rate of 3.4% and 7.6%, respectively. The credit facility also provides for a $55 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221. The cost of the letters of credit is 1.3% for the used portion and 0.25% for the unused portion of the letter of credit facility. At December 31, 2001 and 2000, letters of credit with an aggregate face amount of $47.5 million and $46.6 million, respectively, were issued under the letter of credit facility. In 2001, $3.8 million of letters of credit were drawn upon as discussed in the Other Income/(Expense) section.

  The bank credit facility is collateralized by the common stock of Navigators Insurance. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated total stockholders' equity, statutory surplus, minimum liquidity, loss reserves and other financial ratios. At December 31, 2001, the Company complied with all covenants.

  The Company had annual rental commitments of $10.1 million at December 31, 2001 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2010. The commitments by year are $1.6 million for 2002, $1.5 million for 2003, $1.4 million for 2004, $1.4 million for 2005 and $4.2 million for 2006 and subsequent.

  Total stockholders' equity was $147.2 million at December 31, 2001, a 2.6% increase for the year as the result of the Company's net income in 2001.

  The Company's reinsurance has been placed with various U.S. and foreign insurance companies and with selected syndicates at Lloyd's. Pursuant to the implementation of Lloyd's Plan of Reconstruction and Renewal, a portion of the Company's recoverables are now reinsured by Equitas (a separate UK authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account).

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

22    Annual Report 2001

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

  Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2001. The Company's market risk sensitive instruments are entered into for purposes other than trading.

  The carrying value of the Company's investment portfolio as of December 31, 2001 was $278.3 million of which 86.5% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no commodity risk.

  For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

  There were no significant changes regarding the investment portfolio in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 2000, other than the movement from tax exempt to taxable securities and the recorded impairment losses totaling $1.6 million in 2001 on two of its asset backed securities. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

  For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2001.

Annual Report 2001    23

  The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $9.2 million based on a 100 basis point increase in interest rates as of December 31, 2001. This loss amount only reflects the impact on an interest rate increase on the fair value of the Company's fixed maturities and short-term investments, which constitute approximately 38% of total assets as of December 31, 2001.

  Based on the sensitivity analysis model used by the Company, the loss in fair value of market sensitive instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2001, is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements required in response to this section are submitted as part of Item 14(a) of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

  Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the security ownership of the directors and officers of the registrant is contained under "Election of Directors" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 2002 Proxy Statement, which information is incorporated herein by reference.

24    Annual Report 2001

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

  (b)
  Reports on Form 8-K: There were no reports filed on Form 8-K during the fourth quarter of 2001.

Annual Report 2001    25

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc. (Registrant)
Dated: March 25, 2002	By:	/s/ BRADLEY D. WILEY Bradley D. Wiley Senior Vice President, CFO and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman, President and CEO (Principal Executive Officer)	March 25, 2002
/s/ STANLEY A. GALANSKI Stanley A. Galanski	Executive Vice President and Chief Operating Officer	March 25, 2002
/s/ BRADLEY D. WILEY Bradley D. Wiley	Senior Vice President, CFO and Secretary (Principal Financial Officer)	March 25, 2002
/s/ R. SCOTT EISDORFER R. Scott Eisdorfer	Senior Vice President and Chief Information Officer	March 25, 2002
/s/ SALVATORE A. MARGARELLA Salvatore A. Margarella	Vice President and Treasurer (Principal Accounting Officer)	March 25, 2002
/s/ ROBERT M. DEMICHELE Robert M. DeMichele	Director	March 25, 2002
/s/ ROBERT W. EAGER, JR. Robert W. Eager, Jr.	Director	March 25, 2002
/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	March 25, 2002
/s/ MARC M. TRACT Marc M. Tract	Director	March 25, 2002
/s/ ROBERT F. WRIGHT Robert F. Wright	Director	March 25, 2002

26    Annual Report 2001

Annual Report 2001    F-1

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

The Navigators Group, Inc.

  We have audited the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP
New York, New York March 11, 2002

F-2    Annual Report 2001

The Navigators Group, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2001, $237,745; 2000, $221,807)	$240,660	$225,128
Equity securities, available-for-sale, at fair value (cost: 2001, $7,225; 2000, $5,608)	7,675	6,269
Short-term investments, at cost which approximates fair value	27,534	18,186
Cash	2,430	1,602

Total investments and cash	278,299	251,185

Premiums in course of collection	43,307	35,282
Funds due from Lloyd's syndicate	92,523	68,912
Accrued investment income	3,416	3,125
Prepaid reinsurance premiums	35,124	26,274
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	219,907	195,713
Federal income tax recoverable	969	463
Net deferred income tax benefit	10,023	9,001
Deferred policy acquisition costs	13,656	8,400
Goodwill	4,915	5,278
Other assets	8,359	10,944

Total assets	$710,498	$614,577

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$401,177	$357,674
Unearned premium	97,035	66,238
Reinsurance balances payable	39,676	20,402
Notes payable to banks	19,000	22,000
Accounts payable and other liabilities	6,404	4,783

Total liabilities	563,292	471,097

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding (net of treasury stock) 8,427,262 in 2001 and 8,414,356 in 2000	847	846
Additional paid-in capital	39,511	39,413
Treasury stock held at cost (shares: 35,908 in 2001 and 41,314 in 2000)	(516)	(594)
Accumulated other comprehensive income:
Net unrealized gains on securities available-for-sale (net of tax expense of $1,177 in 2001 and $1,394 in 2000)	2,572	2,822
Foreign currency translation adjustment (net of tax expense of $216 in 2001 and $146 in 2000)	402	271
Retained earnings	104,390	100,722

Total stockholders' equity	147,206	143,480

Total liabilities and stockholders' equity	$710,498	$614,577

See accompanying notes to consolidated financial statements.

Annual Report 2001    F-3

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Income

(In thousands, except net income (loss) per share)

	Year Ended December 31,
	2001	2000	1999
Revenues:
Net earned premium	$150,244	$97,240	$89,442
Commission income	4,237	3,787	482
Net investment income	19,354	18,447	15,985
Net realized capital gains (losses)	790	265	(443)
Other income (expense)	(3,451)	345	158

Total revenues	171,174	120,084	105,624

Operating expenses:
Net losses and loss adjustment expenses incurred	106,245	63,012	69,914
Commission expense	31,127	20,078	14,721
Other operating expenses	27,066	24,875	24,879
Interest expense	1,376	1,781	1,502

Total operating expenses	165,814	109,746	111,016

Income (loss) before income tax expense (benefit)	5,360	10,338	(5,392)

Income tax expense (benefit):
Current	2,571	2,565	(450)
Deferred	(879)	741	(1,290)

Total income tax expense (benefit)	1,692	3,306	(1,740)

Net income (loss)	$3,668	$7,032	$(3,652)

Net income (loss) per common share:
Basic	$0.44	$0.84	$(0.43)
Diluted	$0.43	$0.84	$(0.43)
Average common shares outstanding:
Basic	8,419	8,414	8,419
Diluted	8,547	8,414	8,419

See accompanying notes to consolidated financial statements.

F-4    Annual Report 2001

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

(In thousands)

	Year Ended December 31,
	2001		2000		1999
Preferred stock
Balance at beginning and end of year	$—		$—		$—

Common stock
Balance at beginning of year	$846		$846		$845
Issuance of common stock during the year	1		—		1

Balance at end of year	$847		$846		$846

Additional paid-in capital
Balance at beginning of year	$39,413		$39,447		$39,332
Issuance of common stock during the year	98		(34)		115

Balance at end of year	$39,511		$39,413		$39,447

Retained earnings
Balance at beginning of year	$100,722		$93,690		$97,342
Net income (loss)	3,668	$3,668	7,032	$7,032	(3,652)	$(3,652)

Balance at end of year	$104,390		$100,722		$93,690

Treasury stock held at cost
Balance at beginning of year	$(594)		$(700)		$—
Purchase of Treasury stock	—		—		(700)
Shares issued to Directors	78		106		—

Balance at end of year	$(516)		$(594)		$(700)

Accumulated other comprehensive income (loss)
Balance at beginning of year	$3,093		$(2,918)		$5,747
Net unrealized gains (losses) on securities, net of tax expense (benefit) of ($216), $2,999, and ($4,792) in 2001, 2000, and 1999, respectively (1)		(250)		5,802		(8,899)
Foreign currency gains, net of tax expense of $71, $112, and $126 in 2001, 2000, and 1999, respectively		131		209		234

Other comprehensive income (loss)	(119)	(119)	6,011	6,011	(8,665)	(8,665)

Comprehensive income (loss)		$3,549		$13,043		$(12,317)

Balance at end of year	$2,974		$3,093		$(2,918)

Total stockholders' equity at end of year	$147,206		$143,480		$130,365

(1) Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during period		$489		$6,005		$(9,173)
Less: reclassification adjustment for net gains (losses) included in net income		739		203		(274)

Net unrealized gains (losses) on securities		$(250)		$5,802		$(8,899)

See accompanying notes to consolidated financial statements.

Annual Report 2001    F-5

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities:
Net income (loss)	$3,668	$7,032	$(3,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation & amortization	1,278	1,173	1,361
Net deferred income tax	(879)	741	(1,290)
Net realized capital (gains) losses	(790)	(265)	443
Changes in assets and liabilities, net of acquisitions:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(24,194)	33,398	(29,094)
Reserve for losses and loss adjustment expenses	43,503	(33,420)	48,650
Prepaid reinsurance premiums	(8,850)	(1,509)	934
Unearned premium	30,797	11,235	3,707
Premiums in course of collection	(8,025)	332	6,361
Funds due from Lloyd's syndicates	(23,611)	(13,435)	(20,897)
Deferred policy acquisition costs	(5,256)	(2,522)	(1,575)
Accrued investment income	(291)	125	(25)
Reinsurance balances payable	19,274	(4,397)	242
Federal income tax	(506)	1,553	(1,651)
Other	2,665	1,524	5,383

Net cash provided by operating activities	28,783	1,565	8,897

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	2,095	11,516	43,295
Sales	102,977	60,133	25,335
Purchases	(120,639)	(66,240)	(64,365)
Equity securities, available-for-sale
Sales	2,347	9,653	3,341
Purchases	(3,909)	(3,422)	(8,087)
Payment for purchase of NUAL, net of cash acquired of $489	—	—	(26)
Payment for purchase of Anfield, net of cash acquired of $68	—	—	(2,591)
Change in receivable for securities	1,800	(1,800)	(2,158)
Net purchases of short-term investments	(9,349)	(11,439)	(1,100)
Other investments	—	—	1,145
Purchase of property and equipment	(382)	(1,910)	(791)

Net cash (used in) investing activities	(25,060)	(3,509)	(6,002)

Financing activities:
Proceeds from bank loan	—	3,000	1,500
Repayment of bank loan	(3,000)	(5,000)	(1,000)
Proceeds from exercise of stock options	105	—	44
Purchase of treasury stock	—	—	(700)

Net cash (used in) financing activities	(2,895)	(2,000)	(156)

Increase (decrease) in cash	828	(3,944)	2,739
Cash at beginning of year	1,602	5,546	2,807

Cash at end of year	$2,430	$1,602	$5,546

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$2,959	$1,236	$1,050
Interest paid	1,389	1,805	1,530
Issuance of stock to directors	72	72	72
Fair value of assets acquired	—	—	4,204
Liabilities assumed in acquisitions	—	—	1,519

See accompanying notes to consolidated financial statements.

F-6    Annual Report 2001

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

        The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its twelve active wholly owned subsidiaries, are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated. In order to establish a common identity under the Navigators name, the Company changed the name of several of its subsidiaries in March 2001 to include "Navigators" in the name. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

  The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, and a contractors' general liability program. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance fully reinsured by Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

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

  In April 1999, the Company acquired Anfield Insurance Services, Inc. ("Anfield"), an insurance agency located in San Francisco, California, which specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast. The purchase price of approximately $2.7 million, funded through a bank loan and working capital, resulted in goodwill of approximately $2.3 million of which $2.0 million remains at December 31, 2001. The goodwill is being amortized over 20 years. The acquisition has been accounted for under the purchase method of accounting. Anfield produces business exclusively for the Insurance Companies and is included with the Navigators Agencies unless otherwise noted. In 2001, Anfield became the Specialty Division of Navigators California Insurance Services, Inc. ("Navigators Specialty").

  Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries consisting of the Lloyd's Operations, and Navigators Management (UK) Limited, one of the Navigators Agencies, which produces business for the UK Branch of Navigators Insurance and the unaffiliated pool members. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL") (formerly Mander, Thomas & Cooper (Underwriting Agencies) Ltd.), a Lloyd's of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. In August 1999, NUAL formed Pennine Underwriting Ltd., an

Annual Report 2001    F-7

underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221. In January 1998, the Company acquired NUAL, and its wholly owned subsidiary, Millennium. The purchase price consisted of initial cash payments, acquisition costs and contingent consideration based upon future performance. The purchase price of approximately $6.2 million was funded through a bank loan and working capital. In addition, the purchase agreement requires payment of additional consideration based on the performance of Lloyd's Syndicate 1221. Goodwill of approximately $4.0 million has been recorded to date in connection with the transaction, of which $2.9 million remains at December 31, 2001. The goodwill is being amortized over 20 years. Additional goodwill may be recorded in future years when the amount of the future performance contingencies are determinable. The acquisition has been accounted for under the purchase method of accounting.

  The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies, managed by Navigators Management Company, Inc. derive their premium from business written by the Navigators Agencies. The Lloyd's Operations derive their premium primarily from business written by NUAL.

Investments

  Investments are classified into one of three categories. Held-to-maturity securities are debt securities that the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. As of December 31, 2001 and 2000, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method.

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

Funds Due From Lloyd's Syndicate

  Funds due from Lloyd's syndicate consist primarily of investments, cash and premiums receivable resulting from the Company's participation in Lloyd's Syndicate 1221. These assets are used for the settlement of losses and payment of expenses

F-8    Annual Report 2001

related to the business written by the syndicate including payment of the amount to close an underwriting year. The investments included in the funds due from the Lloyd's syndicate are recorded at fair value with unrealized gains and losses reported in other comprehensive income as a separate component of stockholders' equity.

  Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close". The reinsurance to close was $4.2 million, $7.9 million and $15.5 million for each of the years in the three year period ended December 31, 2001. The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the transactions.

Premium Revenues

  Insurance premiums are recognized as income by the Company during the terms of the related policies. Written premium is recorded based on the insurance policies that have been reported to the Company and the policies that have been written by the agents but not yet reported to the Company. The Company must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

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

Reserves for Losses and Loss Adjustment Expenses

  Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses. The provision for

Annual Report 2001    F-9

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

Net Income Per Share

  Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if the issued stock options were exercised.

Reinsurance Ceded

  Reinsurance ceded, which transfers risk and the related premiums, commissions and losses incurred to the reinsurer, is reflected as reductions of the respective income and expense accounts. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

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

  The Company capitalizes the costs of computer software developed or purchased for internal use. As of December 31, 2001 and 2000, unamortized computer software costs were $0.8 million and $1.1 million, respectively. Amortization of computer software expense amounted to $395,000, $377,000 and $332,000 in 2001, 2000 and 1999, respectively.

Goodwill

  Goodwill was $4.9 million and $5.3 million at December 31, 2001 and 2000, respectively, net of accumulated amortization of $1,088,000 and $790,000, respectively. Amortization expense was $298,000, $304,000, and $283,000 in 2001, 2000, and 1999, respectively.

  The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct write-off if it was probable that projected future operating income, before amortization of goodwill, would not be sufficient to recover the carrying value.

  In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired either singly or with a group of other assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those

F-10    Annual Report 2001

assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of SFAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company has not yet determined the impact that SFAS 142 will have on its consolidated financial statements.

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

Federal Income Taxes

  The Company files a consolidated Federal income tax return with its U.S. subsidiaries. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Application of New Accounting Standards

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

Annual Report 2001    F-11

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

Note 2. Investments

  The Company's fixed maturities and equity securities at December 31, 2001 and 2000 were as follows:

December 31, 2001	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$71,422	$1,621	$(412)	$72,631
States, municipalities and political subdivisions	44,538	1,372	(248)	45,662
Mortgage and asset backed (excluding GNMAs)	55,203	1,126	(2,049)	54,280
Corporate bonds	66,582	1,848	(343)	68,087

Total fixed maturities	$237,745	$5,967	$(3,052)	$240,660

Equity securities—common stocks	$7,225	$715	$(265)	$7,675

December 31, 2000	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
		(In thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$46,320	$2,230	$(76)	$48,474
States, municipalities and political subdivisions	59,132	1,588	(237)	60,483
Mortgage and asset backed (excluding GNMAs)	59,869	658	(1,062)	59,465
Corporate bonds	56,486	985	(765)	56,706

Total fixed maturities	$221,807	$5,461	$(2,140)	$225,128

Equity securities—common stocks	$5,608	$888	$(227)	$6,269

F-12    Annual Report 2001

  The Company's fixed maturity securities by years of maturity were as follows:

Period from December 31, 2001 to Maturity	Amortized Cost	Fair Value
	(In thousands)
One year or less	$7,039	$7,133
Over one year through five years	35,699	36,762
Over five years through ten years	56,369	59,180
More than ten years	41,872	40,561
Mortgage and asset backed (including GNMAs)	96,766	97,024

Total	$237,745	$240,660

  Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

  Net investment income of the Company was derived from the following sources:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Fixed maturities	$18,801	$17,801	$15,713
Equity securities	271	252	363
Short-term investments	861	997	573

	19,933	19,050	16,649
Investment expenses	(579)	(603)	(664)

Net investment income	$19,354	$18,447	$15,985

Annual Report 2001    F-13

  The Company's realized capital gains and losses were as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Fixed maturities:
Gains	$2,961	$975	$1,108
(Losses)	(2,237)	(1,454)	(549)

	724	(479)	559

Equity securities and other investments:
Gains	467	1,168	492
(Losses)	(401)	(424)	(1,494)

	66	744	(1,002)

Net realized capital gains (losses)	$790	$265	$(443)

  The 2001 realized fixed maturities losses include $1,618,000 of impairment losses recorded on two of the Company's asset backed securities.

  At December 31, 2001 and 2000, fixed maturities with amortized values of $7,989,000 and $6,814,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2001 and 2000, investments of $161,000 and $137,000, respectively, were on deposit with the Bank of England for Navigators Insurance's UK Branch. Also, at December 31, 2001 and 2000, $290,000 and $405,000, respectively, of investments were pledged as security under a reinsurance treaty.

  At December 31, 2001 the Company did not have a concentration of greater than 10% of invested assets in a single issuer.

  In 1998, the Company disposed of its investment in Riverside Underwriters Plc ("Riverside"). The Company received a payment of $382,000 in 1998 and recorded a loss on the disposal of $420,000. The remaining payments were due in 1999 and 2000. The payment due in 1999 was not received and it was considered unlikely that the 1999 or 2000 payments would ever be received. Therefore, the Company recorded an additional loss on the investment in 1999 of $865,000.

F-14    Annual Report 2001

Note 3. Notes Payable and Letters of Credit

        The Company's bank credit facility provides a $19 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 1.25% on the used portion of the line of credit. The commitment fee on the unused portion of the line of credit is 0.25%. The line of credit facility reduces each quarter by amounts totaling $3 million in 2002, $9 million in 2003 and $7 million in 2004. At December 31, 2001 and 2000, $19 million and $22 million in loans were outstanding, respectively, under the revolving line of credit facility at an interest rate of 3.4% and 7.6%, respectively. The credit facility also provides for a $55 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221. The cost of the letters of credit is 1.3% for the used portion and 0.25% for the unused portion of the letter of credit facility. At December 31, 2001 and 2000, letters of credit with an aggregate face amount of $47.5 million and $46.6 million, respectively, were issued under the letter of credit facility.

  The bank credit facility is collateralized by the common stock of Navigators Insurance. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated total stockholders' equity, statutory surplus, minimum liquidity, loss reserves and other financial ratios. At December 31, 2001, the Company complied with all covenants.

  Other income/(expense) for 2001 consists primarily of a $3,800,000 charge related to the Company's former investment in Riverside equal to a letter of credit previously provided to Riverside Corporate Underwriters, Ltd. ("RCUL"), a subsidiary of Riverside and a Lloyd's corporate name. Lloyd's informed the Company in 2001 that the Company's letter of credit would be utilized to fund part of the adverse development in the Lloyd's syndicates in which RCUL provided capacity in 1998 and 1999. The entire letter of credit was drawn down in late 2001. The Company believes that it has no further exposure to Riverside.

Note 4. Fiduciary Funds

        The Navigators Agencies maintain fiduciary accounts for the insurance pools they manage. Functions performed by the Navigators Agencies include underwriting business, collecting premiums from the insured, paying claims, collecting paid recoverables from reinsurers, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies. Funds belonging to the insurance pools are held in a fiduciary capacity and are not included in the accompanying consolidated balance sheets.

Annual Report 2001    F-15

  The fiduciary accounts as of December 31, 2001 and 2000 were as follows:

	December 31,
	2001	2000
	(In thousands)
Cash and short-term investments	$21,672	$12,991
Premiums receivable	40,391	32,932
Reinsurance balances receivable (payable)	(4,355)	(4,304)

Total assets	$57,708	$41,619

Due to insurance companies	$57,708	$41,619

Total liabilities	$57,708	$41,619

Note 5. Income Taxes

        The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Current:
Federal and foreign	$2,394	$2,507	$(499)
State and local	177	58	49

Total	$2,571	$2,565	$(450)

Deferred:
Federal and foreign	$(546)	$718	$(560)
State and local	(333)	23	(730)

Total	$(879)	$741	$(1,290)

Total income tax expense (benefit)	$1,692	$3,306	$(1,740)

F-16    Annual Report 2001

  A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2001		2000		1999
	(Dollars in thousands)
Computed expected tax expense	$1,876	35.0%	$3,618	35.0%	$(1,887)	(35.0)%
Tax-exempt interest	(771)	(14.4)	(1,313)	(12.7)	(1,747)	(32.4)
Dividends received deduction	(56)	(1.1)	(59)	(0.6)	(88)	(1.6)
State and local income taxes, net of Federal income tax	(101)	(1.9)	53	0.6	(442)	(8.2)
State and local tax net operating loss carryforward	(98)	(1.8)	(453)	(4.4)	(941)	(17.5)
Valuation allowance	1,461	27.2	1,375	13.3	2,879	53.4
Other	(619)	(11.4)	85	0.8	486	9.0

	$1,692	31.6%	$3,306	32.0%	$(1,740)	(32.3)%

  The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax assets:
Loss reserve discount	$6,874	$6,386
Unearned premium	3,203	1,817
Alternative minimum tax carryforward	3,861	5,276
Foreign operations net operating loss carryforward	5,796	4,433
State and local net operating loss carryforward	1,492	1,394
Other	648	418

Total gross deferred tax assets	21,874	19,724
Less: Valuation allowance	(7,288)	(5,827)

Total deferred tax assets	14,586	13,897

Deferred tax liabilities:
Deferred acquisition costs	(2,789)	(1,339)
Contingent commission receivable	(532)	(1,765)
Net unrealized gains on securities	(1,177)	(1,394)
Net deferred state and local income tax	(65)	(398)

Total deferred tax liabilities	(4,563)	(4,896)

Net deferred tax asset	$10,023	$9,001

Annual Report 2001    F-17

  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 2001, net of any valuation allowance.

  Valuation allowances of $5,796,000 and $4,433,000 for the years ended December 31, 2001 and 2000, respectively, were established due to the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations. The Company's foreign gross loss carryforward of approximately $18.7 million at December 31, 2001 can be carried forward indefinitely against future foreign income.

  The Company also had net state and local operating loss carryforwards amounting to potential future tax benefits of $1,492,000 and $1,394,000 at December 31, 2001 and 2000, respectively. A valuation allowance was established for the amount of the tax benefit due to the uncertainty associated with the realization of the deferred tax asset. The Company's state and local gross loss carryforwards of approximately $16.3 million at December 31, 2001 expire from 2019 to 2021.

Note 6. Reserves for Losses and Loss Adjustment Expenses

        The following table summarizes the activity in the Company's reserve for losses and loss adjustment expenses ("LAE") during the three most recent years:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)

Net reserves for losses and LAE at beginning of year	$174,883	$170,530	$150,517

Provision for losses and LAE for claims occurring in the current year	96,664	60,152	45,001
Lloyd's portfolio transfer—reinsurance to close	4,196	7,854	15,533
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	5,385	(4,994)	9,380

Incurred losses and LAE.	106,245	63,012	69,914

Losses and LAE payments for claims occurring during:
Current year.	(24,723)	(15,358)	(10,925)
Prior years	(53,646)	(43,301)	(38,976)

Losses and LAE payments	(78,369)	(58,659)	(49,901)

Net reserves for losses and LAE at end of year	202,759	174,883	170,530

Reinsurance receivable on unpaid losses and LAE	198,418	182,791	220,564

Gross reserves for losses and LAE at end of year	$401,177	$357,674	$391,094

F-18    Annual Report 2001

  The deficiency for the year ended December 31, 2001 resulted from the Company's Lloyd's Operations establishing reserves against premiums from prior years' which were received in excess of the Company's original premium estimates and strengthening the Lloyd's reserves related to the 1999 underwriting year. The deficiency for the year ended December 31, 1999 resulted from the unrecoverable reinsurance from New Cap Re and reserve strengthening in the Company's Lloyd's Operations.

  Lloyd's Syndicate 1221 had capacity of £66.3 million ($95.5 million) in 2001, £66.3 million ($96.0 million) in 2000 and £67.0 million ($105.9 million) in 1999. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in the Company's financial statements is gross of commission. The Company participates for 67.4%, 64.5% and 52.5% of Syndicate 1221's capacity for the 2001, 2000 and 1999 underwriting years, respectively. The Lloyd's Operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221.

  At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." At December 31, 2001, Syndicate 1221 closed its 1999 underwriting year, the net effect of which resulted in a portfolio transfer to NCUL and Millennium of $4.2 million at December 31, 2001. At December 31, 2000, Syndicate 1221 closed its 1998 underwriting year, the net effect of which resulted in a portfolio transfer to NCUL and Millennium of $7.9 million at December 31, 2000. Syndicate 1221 and an unaffiliated syndicate on which NCUL participated in 1997 closed their 1997 underwriting years resulting in a portfolio transfer to NCUL of $15.5 million at December 31, 1999. These transactions accounted for part of the increases in the premium volume in the Lloyd's Operations. The reinsurance to close transactions were recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the transactions.

  Since, by Lloyd's definition, the Syndicate 1221 capacity controlled by the Company exceeded 75% in 2000 (75.6%), Lloyd's Mandatory Byelaw (No. 5 of 1999) required the Company to make a mandatory offer to noncontrolled participants for their capacity at the first Lloyd's capacity auctions beginning in July 2000. As a result, the Company purchased an additional £7,379,000 ($11,018,000) of capacity for 2001 through the auction process in 2000 at a total cost of £133,000 ($199,000). The offer was made at 1.8 pence per £1 of capacity which is the minimum price that the Company was obliged to offer, being the highest price paid for capacity during the prior 12 months. If the Company were to exceed the 90% control threshold, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out. Syndicate 1221's capacity for 2002 will be approximately £75 million of which the Company will participate for approximately 68.1% and, by Lloyd's definition, control approximately 88.8% of the capacity.

  The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the Company increases its participation or if Lloyd's changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or reduce the capacity of Syndicate 1221. The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks. The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year. If the banks decide not to renew the letter of

Annual Report 2001    F-19

credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.

  During 2001, 2000 and 1999, the Company recorded net paid losses and LAE of $86,000, $173,000 and $378,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 2001 and 2000, the Insurance Companies carried net reserves of $1,185,000 and $994,000, respectively, for the potential exposure to such claims. At December 31, 2001, there were 499 open claims with environmental pollution or asbestos exposures. Management believes that its reserves for such claims are adequate because the Insurance Companies' participation in such risks was generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to the significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

Note 7. Reinsurance

        The following table summarizes earned premium:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)

Direct	$193,687	$144,057	$107,939
Assumed	55,665	32,791	55,465
Ceded	(99,108)	(79,608)	(73,962)

Net	$150,244	$97,240	$89,442

  The following table summarizes written premium:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)

Direct	$214,067	$155,888	$120,426
Assumed	64,127	32,537	46,686
Ceded	(105,659)	(80,332)	(73,028)

Net	$172,535	$108,093	$94,084

  The 2001, 2000 and 1999 assumed written and earned premium includes $4.2 million, $7.9 million, and $15.5 million, respectively, of Lloyd's portfolio transfers to close the 1999, 1998 and 1997 underwriting years, respectively.

  Ceded losses and loss adjustment expenses incurred were $124,164,000, $60,602,000, and $112,870,000 in 2001, 2000, and 1999, respectively.

F-20    Annual Report 2001

  A contingent liability exists with respect to reinsurance ceded, since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

  At December 31, 2001, the Insurance Companies had uncollateralized reinsurance receivables from the following six reinsurers which were in excess of 5% of the Insurance Companies' statutory surplus: Folksamerica Reinsurance Company, $10,167,000; American Reinsurance Company, $9,448,000; Employers Mutual Casualty Company, $8,106,000; National Liability & Fire Insurance Company, $8,131,000; Swiss Re America Corp., $11,923,000; and Trenwick America Reinsurance Corp., $13,296,000.

  The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the related reinsurance receivables. An allowance is established for amounts determined to be uncollectible. At December 31, 2001 and 2000, there was an allowance for uncollectible reinsurance of $6,905,000 and $7,844,000, respectively. The expense recorded for uncollectible reinsurance was $320,000, $1,250,000 and $7,016,000 for 2001, 2000 and 1999, respectively. The 1999 expense for uncollectible reinsurance is primarily the result of New Cap Reinsurance Corporation Limited, which participated on the Company's 1999 and 1998 reinsurance programs, being under the control of an Administrator for liquidation.

Note 8. Financial Instruments

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Fixed maturities	$240,660	$240,660	$225,128	$225,128
Equity securities	7,675	7,675	6,269	6,269
Short-term investments	27,534	27,534	18,186	18,186
Financial liabilities:
Notes payable to banks	$19,000	$19,000	$22,000	$22,000

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

  The fair value of the Company's notes payable to banks approximates carrying value since the interest rate charged is computed using market rates.

Annual Report 2001    F-21

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

  Stock options outstanding at December 31, 2001, 2000 and 1999 were as follows:

	2001		2000		1999
	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices
Options outstanding at beginning of year	510,900	$14.59	243,650	$19.01	442,750	$19.79
Granted	46,562	$17.26	277,500	$10.65	30,000	$14.00
Exercised	(7,500)	$14.00	—	—	(3,100)	$14.25
Expired or forfeited	(29,250)	$21.78	(10,250)	$12.82	(226,000)	$19.80

Options outstanding at end of year	520,712	$14.44	510,900	$14.59	243,650	$19.01

Number of options exercisable	295,588	$16.21	241,025	$18.56	176,338	$20.29

  The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights at prices of no less than 90% of the fair market value of the common stock. The Company granted 56,000, 116,000 and 2,500 stock appreciation rights in 2001, 2000 and 1999, respectively. The amounts charged to expense in 2001, 2000 and 1999 were $733,000, $32,000 and $0, respectively.

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

		2001	2000	1999
Net income (loss) (in thousands):	As reported	$3,668	$7,032	$(3,652)
	Pro forma	$3,415	$6,855	$(3,738)
Basic income (loss) per share:	As reported	$0.44	$0.84	$(0.43)
	Pro forma	$0.41	$0.81	$(0.44)
Diluted income (loss) per share:	As reported	$0.43	$0.84	$(0.43)
	Pro forma	$0.40	$0.81	$(0.44)

F-22    Annual Report 2001

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted: no dividend yield; expected volatility of 33.4%, 33.9% and 33.0% in 2001, 2000 and 1999, respectively; risk free interest rate of 4.6%, 6.0%, and 6.0% for 2001, 2000 and 1999, respectively; and expected life of 6 years for 2001, 2000 and 1999. The weighted average fair value of options granted was $7.13, $4.75 and $6.16 in 2001, 2000 and 1999, respectively.

  The following table summarizes information about options outstanding at December 31, 2001:

Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Exercisable Options	Average Exercise Price
$10 to $15	379,650	7.1	$11.77	201,088	$12.67
$16 to $20	98,062	7.7	$17.12	51,500	$17.00
$28 to $34	43,000	1.6	$31.84	43,000	$31.84

Note 10. Employee Benefits

        The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of the second year and are therefore fully vested after six years of service. Plan expense, included within operating expenses, amounted to $890,000, $708,000 and $731,000 in 2001, 2000 and 1999, respectively. The Company sponsors a similar plan under UK regulations for its UK employees for which the Company had expenses of $446,000, $420,000 and $358,000 for 2001, 2000 and 1999, respectively.

  The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute up to 8% of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

Note 11. Dividends from Subsidiaries and Statutory Financial Information

        Navigators Insurance may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York Insurance Law. At December 31, 2001, the maximum amount available for the payment of dividends by Navigators Insurance during 2002 without prior regulatory approval is $11,513,000. Navigators Insurance paid $11,000,000 in dividends to the Company in both 2001 and 2000.

  The UK Branch is required to maintain certain capital requirements under UK regulations.

  The Insurance Companies' statutory net income as filed with the regulatory authorities for 2001, 2000 and 1999 was $11,219,000, $16,334,000 and $9,320,000, respectively. The statutory surplus as filed with the regulatory authorities was $115,126,000 and $114,642,000 at December 31, 2001 and 2000, respectively.

  The Insurance Companies, domiciled in New York State, prepare and file their statutory financial statements in accordance with accounting practices prescribed or permitted by the State of New York Insurance Department (the "Department"). The National Association of Insurance Commissioner ("NAIC") completed a project which codifies statutory accounting practices

Annual Report 2001    F-23

for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that was effective January 1, 2001 for the calendar year 2001. The Company prepared its statutory basis financial statements in accordance with the revised statutory manual subject to the deviations that were prescribed or permitted by the Department. The Department does not permit deferred income taxes to be included in the statutory basis financial statements. The changes did not have a material effect on the statutory capital and surplus of the Insurance Companies.

  The significant differences between SAP and GAAP are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are held in an available-for-sale account and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders' equity; (3) federal income taxes are recorded when payable while under GAAP deferred taxes are provided to reflect temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

  As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies were examined by the Department for the years 1991 through 1995. There were no adjustments to the Insurance Companies' previously filed statutory financial statements. The Insurance Companies are currently being examined by the Department for the years 1996 through 2000.

Note 12. Commitments and Contingencies

a.
Future minimum annual rental commitments at December 31, 2001 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2010, are as follows:

Year Ended December 31,	(In thousands)
2002	$1,550
2003	1,464
2004	1,443
2005	1,390
2006 and subsequent	4,281

Total	$10,128

  The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,628,000, $1,590,000 and $1,468,000, respectively.

F-24    Annual Report 2001

b.
The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for an assessment on Navigators Insurance by the Institute of London Underwriters ("ILU"). In late 1998, the ILU advised its forty-one members, including Navigators Insurance, that they were each being assessed approximately £900,000 ($1.3 million) to pay for anticipated operating deficits arising from the ILU's long term lease of the building occupied by the ILU in London. Navigators Insurance opposed the assessment as inequitable and inappropriate. The matter was settled with the ILU in September 2001 for £350,000 ($504,000) which was the approximate amount the Company had accrued at December 31, 2000.

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

  Financial data by segment for 2001, 2000 and 1999 was as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands)
Revenue, excluding net investment income and net realized capital gains (losses):
Insurance Companies	$73,837	$44,389	$42,001
Navigators Agencies	16,856	13,120	5,430
Lloyd's Operations	76,372	53,114	48,266
Other operations	(16,035)	(9,251)	(5,615)

Total	$151,030	$101,372	$90,082

Annual Report 2001    F-25

Net investment income:
Insurance Companies	$16,144	$15,536	$14,573
Navigators Agencies	19	98	65
Lloyd's Operations	3,154	2,796	1,342
Other operations	37	17	5

Total	$19,354	$18,447	$15,985

Net realized capital gains (losses):
Insurance Companies	$146	$177	$295
Navigators Agencies	—	—	—
Lloyd's Operations	644	88	127
Other operations	—	—	(865)

Total	$790	$265	$(443)

Income (loss) before tax expense (benefit):
Insurance Companies	$20,069	$18,890	$10,474
Navigators Agencies	(451)	(1,947)	(9,857)
Lloyd's Operations	(6,134)	(2,296)	(4,395)
Other operations	(8,124)	(4,309)	(1,614)

Total	$5,360	$10,338	$(5,392)

Income tax expense (benefit):
Insurance Companies	$6,181	$5,241	$2,021
Navigators Agencies	(1,373)	(484)	(3,286)
Lloyd's Operations	—	—	221
Other operations	(3,116)	(1,451)	(696)

Total	$1,692	$3,306	$(1,740)

Net income (loss):
Insurance Companies	$13,888	$13,649	$8,453
Navigators Agencies	922	(1,463)	(6,570)
Lloyd's Operations	(6,134)	(2,296)	(4,616)
Other operations	(5,008)	(2,858)	(919)

Total	$3,668	$7,032	$(3,652)

F-26    Annual Report 2001

Identifiable assets:
Insurance Companies	$544,661	$506,863	$543,035
Navigators Agencies	12,497	11,343	2,478
Lloyd's Operations	147,582	95,229	70,112
Other operations	5,758	1,142	15,699

Total	$710,498	$614,577	$631,324

Note 14. Earnings Per Common Share

        Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated:

	Year Ended December 31, 2001
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$3,668,000	8,419,227	$0.44
Effect of Dilutive Securities:
Stock options		128,262
Diluted EPS:
Income available to common stockholders	$3,668,000	8,547,489	$0.43
	Year Ended December 31, 2000
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$7,032,000	8,413,851	$0.84
Effect of Dilutive Securities:
Stock options		—
Diluted EPS:
Income available to common stockholders	$7,032,000	8,413,851	$0.84

Annual Report 2001    F-27

	Year Ended December 31, 1999
	Net (Loss)	Average Shares Outstanding	Net (Loss) Per Share
Basic EPS:
(Loss) available to common stockholders	$(3,652,000)	8,419,318	$(0.43)
Effect of Dilutive Securities:
Stock options		53
Diluted EPS:
(Loss) available to common stockholders	$(3,652,000)	8,419,371	$(0.43)

  Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: during 2001, 105,500 shares at an average price of $23.25 expiring in years 2002 to 2011; during 2000, 510,900 shares at an average price of $14.59 expiring in years 2001 to 2010; and during 1999, 213,650 shares at an average price of $19.71 expiring in years 2000 to 2008.

Note 15. Quarterly Financial Data (Unaudited)

        The results of operations for the quarterly periods during 2001 and 2000 were as follows:

	Three Month Period Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands, except net income (loss) per share)
Total revenues	$35,747	$40,019	$39,270	$56,138
Income (loss) before income tax	$3,300	$3,167	$(3,360)	$2,253
Net income (loss)	$2,051	$2,314	$(2,921)	$2,224
Comprehensive income (loss)	$2,200	$1,006	$738	$(395)
Per share data:
Net income (loss) per share—Basic	$0.24	$0.27	$(0.35)	$0.26
Net income (loss) per share—Diluted	$0.24	$0.27	$(0.35)	$0.26

F-28    Annual Report 2001

	Three Month Period Ended
	March 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(In thousands, except net income per share)
Total revenues	$24,395	$27,815	$24,124	$43,750
Income before income tax	$1,816	$3,109	$1,872	$3,541
Net income	$1,344	$1,746	$1,610	$2,332
Comprehensive income	$1,692	$2,156	$3,268	$5,927
Per share data:
Net income per share—Basic	$0.16	$0.21	$0.19	$0.28
Net income per share—Diluted	$0.16	$0.21	$0.19	$0.28

  The increase in fourth quarter 2001 and 2000 revenues as compared to the previous three quarters was primarily due to the Lloyd's reinsurance to close portfolio transfer of $4.2 million and $7.9 million, respectively, and to increased rates and new business in the fourth quarter of 2001. The quarterly net income was adversely affected by the $4.5 million of losses related to the attacks on the World Trade Center in the third quarter; the $0.8 million second quarter and $1.7 million third quarter Riverside losses; the impairment losses on two asset backed securities of $0.3 million in the second quarter, $0.2 million in the third quarter and $0.6 million in the fourth quarter; and the Petrobras offshore energy platform loss of $1.8 million in the first quarter.

Annual Report 2001    F-29

SCHEDULE I

The Navigators Group, Inc. and Subsidiaries

Summary of Consolidated Investments—Other Than Investments
in Related Parties
December 31, 2001

(In thousands)

Type of Investment	Amortized Cost or Cost	Fair value	Amount at which shown in the consolidated balance sheet
Fixed maturities:
Bonds:
United States Government Treasury Bonds and GNMAs	$71,422	$72,631	$72,631
States, municipalities and political subdivisions	44,538	45,662	45,662
Mortgage and asset backed (excluding GNMAs)	55,203	54,280	54,280
Corporate bonds	66,582	68,087	68,087

Total fixed maturities	237,745	240,660	240,660

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	7,225	7,675	7,675
Short-term investments	27,534	27,534	27,534

Total investments	$272,504	$275,869	$275,869

Annual Report 2001    S-1

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries

Condensed Financial Information of Registrant
The Navigators Group, Inc.

Balance Sheets
(Parent Company)

(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Cash	$152	$50
Investment in wholly owned subsidiaries, at equity	143,086	144,909
Short-term investments	2,831	400
Other assets	22,739	20,851

Total assets	$168,808	$166,210

LIABILITIES
Notes payable to banks	$19,000	$22,000
Accounts payable and other liabilities	2,602	730

Total liabilities	21,602	22,730

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 10,000,000 shares, issued and outstanding 8,427,262 in 2001 and 8,414,356 in 2000	847	846
Additional paid-in capital	39,511	39,413
Retained earnings	104,390	100,722
Treasury stock held at cost (shares: 35,908 in 2001 and 41,314 in 2000)	(516)	(594)
Accumulated other comprehensive income:
Net unrealized gains on securities available-for-sale, net of tax	2,572	2,822
Foreign currency translation adjustment, net of tax	402	271

Total stockholders' equity	147,206	143,480

Total liabilities and stockholders' equity	$168,808	$166,210

S-2    Annual Report 2001

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries

Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.

Statements of Income
(Parent Company)

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Net investment income	$37	$17	$4
Net realized capital losses	—	—	(865)
Dividends received from wholly owned subsidiaries	13,163	11,000	11,000
Other (expense)	(3,763)	(10)	(222)
Operating expenses and income taxes	(1,282)	(2,865)	(1,731)

Income before equity in undistributed net income of wholly owned subsidiaries	8,155	8,142	8,186
Equity in undistributed net (loss) of wholly owned subsidiaries	(4,487)	(1,110)	(11,838)

Net Income (Loss)	$3,668	$7,032	$(3,652)

Annual Report 2001    S-3

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries

Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.

Statements of Cash Flows
(Parent Company)

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Operating activities:
Net income (loss)	$3,668	$7,032	$(3,652)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Net realized capital losses	—	—	865
Equity in undistributed net income of wholly owned subsidiaries	4,487	1,110	11,838
Other	57	(4,311)	(5,861)

Net cash provided by operating activities	8,212	3,831	3,190

Investing activities:
Investment in affiliate	(2,784)	(1,662)	(2,865)
Net (increase) decrease in short-term investments	(2,431)	(400)	17

Net cash (used in) investing activities	(5,215)	(2,062)	(2,848)

Financing activities:
Proceeds from bank loan	—	3,000	1,500
Repayment of bank loan	(3,000)	(5,000)	(1,000)
Purchase of Treasury stock	—	—	(700)
Proceeds from exercise of stock options	105	—	44

Net cash (used in) financing activities	(2,895)	(2,000)	(156)

Increase (decrease) in cash	102	(231)	186
Cash Beginning of Year	50	281	95

Cash End of Year	$152	$50	$281

S-4    Annual Report 2001

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

(In thousands)

Period	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income(1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs(2)	Other operating expenses(1)	Net written premium
Year ended December 31, 2001
Insurance Companies	$7,968	$282,325	$75,333	$—	$74,091	$16,144	$44,684	$23,338	$2,035	$94,434
Lloyd's Operations	5,688	118,852	21,702	—	76,153	3,078	61,561	19,560	4,690	78,101

	$13,656	$401,177	$97,035	$—	$150,244	$19,222	$106,245	$42,898	$6,725	$172,535

Year ended December 31, 2000
Insurance Companies	$3,826	$284,280	$49,216	$—	$44,539	$15,536	$22,472	$15,217	$2,771	$51,793
Lloyd's Operations	4,574	73,394	17,022	—	52,701	2,578	40,540	12,849	4,258	56,300

	$8,400	$357,674	$66,238	$—	$97,240	$18,114	$63,012	$28,066	$7,029	$108,093

Year ended December 31, 1999
Insurance Companies	$2,355	$333,262	$42,596	$—	$41,970	$14,573	$31,070	$12,897	$2,428	$40,987
Lloyd's Operations	3,523	57,832	12,407	—	47,472	1,222	38,844	9,632	4,586	53,097

	$5,878	$391,094	$55,003	$—	$89,442	$15,795	$69,914	$22,529	$7,014	$94,084

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.
(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated upon consolidation.

Annual Report 2001    S-5

SCHEDULE IV

The Navigators Group, Inc. and Subsidiaries
Reinsurance

Written Premium

(Dollars in thousands)

	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2001 Property-Casualty	$214,067	$105,659	$64,127	$172,535	37%

Year ended December 31, 2000 Property-Casualty	$155,888	$80,332	$32,537	$108,093	30%

Year ended December 31, 1999 Property-Casualty	$120,426	$73,028	$46,686	$94,084	50%

S-6    Annual Report 2001

SCHEDULE V

The Navigators Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts

(In thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at January 1, 2001	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe	Balance at December 31, 2001
Allowance for uncollectible reinsurance	$7,844	$320	$(1,259)	$—	$6,905

Valuation allowance in deferred taxes	$5,827	$1,461	$—	$—	$7,288

Annual Report 2001    S-7

SCHEDULE VI

The Navigators Group, Inc. and Subsidiaries

Supplementary Information Concerning Property-Casualty Insurance Operations

(In thousands)

							Losses and loss adjustment expenses incurred related to
		Reserve for losses and loss adjustment expenses							Amortization of deferred policy acquisition costs(2)
	Deferred policy acquisition costs
Affiliation with Registrant			Discount, if any, deducted	Unearned Premium	Net earned premium	Net investment income(1)	Current year	Prior years		Other operating expenses(1)	Net written premium
Consolidated Subsidiaries
Year ended December 31, 2001	$13,656	$401,177	$—	$97,035	$150,244	$19,222	$100,860	$5,385	$42,898	$6,725	$172,535

Year ended December 31, 2000	$8,400	$357,674	$—	$66,238	$97,240	$18,114	$68,006	$(4,994)	$28,066	$7,029	$108,093

Year ended December 31, 1999	$5,878	$391,094	$—	$55,003	$89,442	$15,795	$60,534	$9,380	$22,529	$7,014	$94,084

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's Insurance Operations.
(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's Insurance Operations. A portion of these costs is eliminated upon consolidation.

S-8    Annual Report 2001

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3-1	Restated Certificate of Incorporation	(a)
3-2	By-laws, as amended	(a)
10-1	Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-2	Agreement between The Navigators Group, Inc. and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-3	Stock Option Plan	(a)
10-4	Non-Qualified Stock Option Plan	(b)
10-8	Consulting Agreement between The Navigators Group, Inc. and Robert F. Wright Associates, Inc.	(c)
10-9	Amended and Restated Credit Agreement dated November 26, 1996, among The Navigators Group, Inc. and Lenders	(d)
10-10	Agreement with Bradley D. Wiley dated June 3, 1997	(e)
10-11	First Amendment dated April 9, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-12	Second Amendment dated December 11, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-14	Amended and Restated Credit Agreement dated December 21, 1998, among The Navigators Group, Inc. and Lenders ("1998 Credit Agreement")	(f)
10-15	Employment Agreement with Salvatore A. Margarella dated March 1, 1999	(f)
10-16	Amendment No. 1 dated March 28, 2000 to the 1998 Credit Agreement	(g)
10-17	Amendment No. 2 dated September 20, 2000 to the 1998 Credit Agreement	(g)
10-18	Employment Agreement with Stanley A. Galanski effective March 26, 2001	(h)
10-19	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999
10-20	Amendment No. 3 dated December 31, 2001 to the 1998 Credit Agreement
11-1	Statement re Computation of Per Share Earnings
21-1	Subsidiaries of Registrant
23-1	Consent of Independent Auditor
(a)	Previously filed under Commission file No. 33-5667 as part of Form S-1, incorporated herein by reference thereto.
(b)	Previously filed under Commission File No. 33-75918 as part of Form S-4, incorporated herein by reference thereto.
(c)(d)(e)(f)(g)(h)	Previously filed with the Company's document as indicated and incorporated herein by reference thereto: Form 10-K for the year ended December 31, 1994 (c), 1996 (d), 1997 (e), 1998 (f); Form 10-Q for September 30, 2000 (g), March 31, 2001 (h).

QuickLinks

Part I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Part IV
Item 14. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K