Form 10-Q
period 2002-03-31
NAVIGATORS GROUP INC
filed 2002-05-15
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

Commission file number 0-15886

The Navigators Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3138397 (IRS Employer Identification No.)
One Penn Plaza, New York, New York Address of principal executive offices)	10119 (Zip Code)

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

        On May 2, 2002, there were 8,447,997 shares of $0.10 par value common stock issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2002, $241,546; 2001, $237,745)	$241,371	$240,660
Equity securities, available-for-sale, at fair value (cost: 2002, $7,246; 2001, $7,225)	8,093	7,675
Short-term investments, at cost which approximates fair value	33,358	27,534
Cash	7,317	2,430

Total investments and cash	290,139	278,299

Premiums in course of collection	54,715	43,307
Funds due from Lloyd's syndicate	108,028	92,523
Commissions receivable	5,464	3,482
Accrued investment income	3,195	3,416
Prepaid reinsurance premiums	57,864	35,124
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	199,694	219,907
Federal income tax recoverable	—	969
Net deferred income tax benefit	11,664	10,023
Deferred policy acquisition costs	22,369	13,656
Goodwill	4,866	4,915
Other assets	5,393	4,877

Total assets	$763,391	$710,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$400,758	$401,177
Unearned premium	150,379	97,035
Reinsurance balances payable	40,014	39,676
Notes payable to banks	17,500	19,000
Federal income taxes payable	252	—
Accounts payable and other liabilities	6,464	6,404

Total liabilities	615,367	563,292

Stockholders' equity:
Preferred stock, $.10 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value; authorized 10,000,000 shares; issued and outstanding (net of treasury stock) 8,447,247 in 2002 and 8,427,262 in 2001	849	847
Additional paid-in capital	39,737	39,511
Treasury stock held at cost (shares: 32,923 in 2002 and 35,908 in 2001)	(474)	(516)
Accumulated other comprehensive income	72	2,974
Retained earnings	107,840	104,390

Total stockholders' equity	148,024	147,206

Total liabilities and stockholders' equity	$763,391	$710,498

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Revenues:
Net earned premium	$40,157	$29,621
Commission income	1,101	805
Net investment income	4,942	4,769
Net realized capital gains (losses)	(293)	453
Other income	210	99

Total revenues	46,117	35,747

Operating expenses:
Net losses and loss adjustment expenses incurred	23,783	19,183
Commission expense	7,966	6,721
Other operating expenses	9,887	6,128
Interest expense	160	415

Total operating expenses	41,796	32,447

Income before income tax expense	4,321	3,300

Income tax expense (benefit):
Current	1,317	1,279
Deferred	(446)	(30)

Total income tax expense	871	1,249

Net income	$3,450	$2,051

Net income per common share:
Basic	$0.41	$0.24
Diluted	$0.40	$0.24
Average common shares outstanding:
Basic	8,436	8,418
Diluted	8,626	8,455

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Operating activities:
Net income	$3,450	$2,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	225	289
Net deferred income tax	(446)	(30)
Net realized capital (gains) losses	293	(453)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	20,213	7,162
Reserve for losses and loss adjustment expenses	(419)	(8,440)
Prepaid reinsurance premiums	(22,740)	(10,634)
Unearned premium	53,344	33,067
Premiums in course of collection	(11,408)	(6,463)
Commissions receivable	(1,982)	(426)
Funds due from Lloyd's syndicate	(15,505)	(15,289)
Deferred policy acquisition costs	(8,713)	(7,042)
Accrued investment income	221	(63)
Reinsurance balances payable	338	7,779
Federal income tax	1,221	1,210
Other	(1,224)	974

Net cash provided by operating activities	16,868	3,692

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	324	210
Sales	34,169	22,156
Purchases	(38,597)	(30,830)
Equity securities, available-for-sale
Sales	176	861
Purchases	(265)	(691)
Change in receivable for securities	(574)	1,800
Net change in short-term investments	(5,824)	3,250
Purchase of property and equipment	(101)	(32)

Net cash (used in) investing activities	(10,692)	(3,276)

Financing activities:
Repayment of bank loan	(1,500)	—
Proceeds from exercise of stock options	211	—

Net cash (used in) financing activities	(1,289)	—

Increase in cash	4,887	416
Cash at beginning of year	2,430	1,602

Cash at end of period	$7,317	$2,018

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$236	$47
Interest paid	15	416
Issuance of stock to directors	60	72

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(1) Accounting Policies

        The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the "Company") for the interim periods presented. All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company's 2001 Annual Report on Form 10-K. Certain amounts for prior periods have been reclassified to conform to the current period's presentation.

(2) Reinsurance Ceded

        The Company's ceded earned premiums were $28,475,000 and $22,380,000 and the ceded incurred losses were $15,564,000 and $10,232,000 for the three months ended March 31, 2002 and 2001, respectively.

(3) Segments of an Enterprise

        The Company's subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Navigators Agencies and the Lloyd's Operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company which are primarily engaged in underwriting marine insurance and related lines of business, contractors' general liability insurance, and directors and officers professional liability insurance. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Insurance Companies and four non-affiliated companies. The Lloyd's Operations consist primarily of a Lloyd's managing agency and two Lloyd's corporate members which underwrite marine and related lines of business at Lloyd's of London. All segments are evaluated based on their underwriting or operating results calculated on the basis of accounting principles generally accepted in the United States of America ("GAAP").

        The Insurance Companies and the Lloyd's Operations are measured taking into account net earned premiums, incurred losses and loss expenses, commission expense and other underwriting expenses. The Navigators Agencies' results include commission income less other operating expenses. Each segment maintains its own investments on which it earns income and realizes capital gains or losses. Other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations, and consolidating adjustments.

        The following tables present financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Revenue, excluding net investment income and net realized capital gains (losses):
Insurance Companies	$28,999	$15,996
Navigators Agencies	6,108	3,318
Lloyd's Operations	11,227	13,657
Other operations	(4,866)	(2,446)

Total	$41,468	$30,525

Income (loss) before tax expense (benefit):
Insurance Companies	$4,926	$5,708
Navigators Agencies	390	(559)
Lloyd's Operations	872	(1,056)
Other operations	(1,867)	(793)

Total	$4,321	$3,300

Income tax expense (benefit):
Insurance Companies	$1,531	$1,779
Navigators Agencies	94	(278)
Lloyd's Operations	—	—
Other operations	(754)	(252)

Total	$871	$1,249

Net income (loss):
Insurance Companies	$3,395	$3,929
Navigators Agencies	296	(281)
Lloyd's Operations	872	(1,056)
Other operations	(1,113)	(541)

Total	$3,450	$2,051

(4) Comprehensive Income

        Comprehensive income encompasses all changes in stockholders' equity including net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

        The following table summarizes comprehensive income for the three months ended March 31, 2002 and 2001:

	March 31,
	2002	2001
	(In thousands)
Net income	$3,450	$2,051

Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during period (net of tax expense (benefit) of $(843) for 2002 and $123 for 2001)	(2,611)	720
Less: reclassification adjustment for gains (losses) included in net income (net of tax expense (benefit) of $(98) for 2002 and $88 for 2001)	(195)	365

Net unrealized gains (losses) on securities	(2,416)	355
Foreign currency translation (loss) adjustment, net of tax (benefit) of $(252) for 2002 and $(111) for 2001	(486)	(206)

Other comprehensive income (loss)	(2,902)	149

Comprehensive income	$548	$2,200

        The following table summarizes the components of accumulated other comprehensive income:

	March 31, 2002	December 31, 2001
	(In thousands)
Net unrealized gains on securities available-for-sale (net of tax expense of $236 in 2002 and $1,177 in 2001)	$156	$2,572
Foreign currency translation adjustment (net of tax expense (benefit) of $(35) in 2002 and $216 in 2001)	(84)	402

Accumulated other comprehensive income	$72	$2,974

(5) Adoption of Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of SFAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. The Company is in the process of completing its impairment review, and to date there is no indication of an impairment as of January 1, 2002. The Company has not yet determined the full impact that SFAS 142 will have on its consolidated financial statements. The impact, if any, is not expected to be material to the Company's consolidated financial statements. No expense for amortization of goodwill has been recorded in the first quarter of 2002 compared to an after tax expense of $62,000 recorded in the first quarter of 2001.

        The Company has also adopted SFAS 141, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 141 requires, upon adoption of SFAS 142, that existing intangible assets and goodwill that were acquired in a prior purchase business combination be evaluated, and that any necessary reclassifications be made in order to conform to the SFAS 141 criteria. The impact of the adoption of SFAS 141 was not material to the Company's consolidated financial statements.

        Effective January 1, 2002, the Company also adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The adoption of SFAS 144 did not have any impact on the Company's consolidated financial statements.

(6) Lloyd's Participation

        The Company participates for 68.1% of Lloyd's Syndicate 1221's £75.0 million ($107.0 million) of capacity for the 2002 underwriting year and for 67.4% of Syndicate 1221's £66.3 million ($95.5 million) of capacity for the 2001 underwriting year. If the Company were to control more than 90% of Syndicate 1221's capacity, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out. At March 31, 2002, by Lloyd's definition, the Company controlled 88.8% of Syndicate 1221's capacity. The cost of such a buy-out is not considered to be material to the Company's consolidated financial statements.

        The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company will be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

(7) Income Tax-Valuation Allowance

        The Company utilized $362,000 of the valuation allowance in the first quarter of 2002 which related to the reduction in the loss carryforward at the Company's foreign operations resulting from income generated by these operations in the first quarter. At March 31, 2002 and 2001, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of

$5,434,000 and $4,173,000, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $17,529,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

        The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $1,733,000 and $1,263,000 at March 31, 2002 and 2001, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $9,652,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Forward-looking statements

        Some of the statements in this Form 10-Q are "forward-looking statements" as defined in the Private Securities Litigation Act of 1995. We derive forward-looking statements from information which we currently have and from assumptions which we make. We cannot assure that results which we anticipate will be achieved since results may differ materially because of both known and unknown risks and uncertainties which we face. The Company is not required to update any forward looking statements. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

  •
  the effects of domestic and foreign economic conditions, and conditions which affect the market for property and casualty insurance;

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

        The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes primarily in underwriting marine insurance and related lines of business, contractors' general liability insurance, and directors and officers professional liability insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance fully reinsured by Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

        Five of the Company's wholly owned insurance agencies (the "Navigators Agencies"), specialize in writing marine and related lines of business. The marine business is written through a pool of five insurance companies, Navigators Insurance having a 75% net participation in the pool. The Navigators Agencies derive their revenue from commissions, service fees and cost reimbursement arrangements from their Parent Company, Navigators Insurance, NIC and the four unaffiliated insurers in the marine pool. Commissions are earned both on a fixed percentage of premiums and on underwriting profits from business placed with the participating insurance companies within the pool.

        Navigators Specialty, a division of one of the Navigators Agencies located in San Francisco, California, specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast and produces business exclusively for the Insurance Companies.

        Navigators Pro, a division of one of the Navigators Agencies located in New York, specializes in underwriting professional liability insurance and began producing directors and officers liability insurance exclusively for the Insurance Companies in the fourth quarter of 2001.

        Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries consisting of the Lloyd's Operations, and Navigators Management (UK) Limited, one of the Navigators Agencies, which produces business for the UK Branch of Navigators Insurance and the unaffiliated pool members. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. In August 1999, NUAL formed Pennine Underwriting Ltd. an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

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

        The Company has recorded valuation allowances related to deferred tax assets resulting from net operating loss carryforwards due to the uncertainty associated with the realization of the deferred tax asset related to certain of the Company's foreign, state and local operations.

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

Results of Operations

Revenues.    Gross written premium for the first three months of 2002 increased 42.1% to $121,916,000 from $85,803,000 for the first three months of 2001.

        The following table sets forth the Company's gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Three Months Ended March 31,
	2002		2001
	(Dollars in thousands)
Lloyd's Operations:
Marine	$41,475	34%	$42,653	50%
Engineering and Construction	358	—	1,129	1
Onshore Energy	838	1	442	1

Gross Written Premium	42,671	35	44,224	52

Ceded Written Premium	(14,484)		(12,889)

Net Written Premium	28,187		31,335

Insurance Companies:
Marine	49,394	40	30,096	35
Specialty Insurance	23,355	19	10,339	12
Professional Liability	4,398	4	—	—
Other	2,098	2	1,144	1

Gross Written Premium	79,245	65	41,579	48

Ceded Written Premium	(36,638)		(20,125)

Net Written Premium	42,607		21,454

Total Gross Written Premium	121,916	100%	85,803	100%

Total Ceded Written Premium	(51,122)		(33,014)

Total Net Written Premium	$70,794		$52,789

Lloyd's Operations' Gross Written Premium

        The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by NUAL. The Company participates for 68.1% of Lloyd's Syndicate 1221's £75.0 million ($107.0 million) of capacity for the 2002 underwriting year and for 67.4% of Syndicate 1221's £66.3 million ($95.5 million) of capacity for the 2001 underwriting year. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results. The premiums, losses and expenses from the Lloyd's Operations are included in the Company's consolidated financials but are not included in the Insurance Companies' results.

        If the Company were to control more than 90% of Syndicate 1221's capacity, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out. At March 31, 2002, by Lloyd's definition, the Company controlled 88.8% of Syndicate 1221's capacity.

        The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the amount of capacity controlled increases, the Company will be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

        Marine Premium.    Marine premium decreased slightly in the first quarter of 2002 compared to the first quarter of 2001 due to increases in prior premium estimates recorded in the 2001 quarter.

        Engineering and Construction Premium.    NUAL underwrites engineering and construction business for Syndicate 1221. The business consists of coverage for construction projects including machinery, equipment and loss of use due to delays.

        Onshore Energy Premium.    NUAL also underwrites onshore energy business for Syndicate 1221. The business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

Insurance Companies' Gross Written Premium

        Marine Premium.    Marine gross written premium increased 64.1% when comparing the first three months of 2002 to the first three months of 2001 primarily due to new business and rate increases. Navigators Insurance's participation in the marine pools was 75% in both periods.

        Specialty Insurance Premium.    The specialty insurance consists primarily of general liability insurance for contractors as well as small commercial risks. The 125.9% increase in the gross written premium, when comparing the first three months of 2002 and 2001, resulted from new business and rate increases.

Ceded Written Premium.    In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd's Operations. The increase in ceded premium when comparing the first quarter of 2002 to the first quarter of 2001 resulted from the increase in the gross written premium and the increase in the 2002 reinsurance rates.

Net Written Premium.    Net written premium increased 34.1% when comparing the first three months of 2002 to the first three months of 2001 due to the increase in the gross written premium.

Net Earned Premium.    Net earned premium increased 35.6% for the first three months of 2002 to $40,157,000 as compared to $29,621,000 for the first three months of 2001. The increase in net earned premium resulted from the increase in net written premium in 2001 and the first quarter of 2002.

Commission Income.    Commission income generated by the Navigators Agencies increased to $1,101,000 for the first three months of 2002 from $805,000 for the first three months of 2001 primarily as the result of the increased earned premium on the marine business produced by the Navigators Agencies.

Net Investment Income.    Net investment income increased 3.6% to $4,942,000 for the first three months of 2002 from $4,769,000 for the corresponding period in 2001. This increase is primarily due to the increase in the Insurance Companies investment portfolio and to the investment income allocated to NCUL and Millennium from the investments held by Lloyd's Syndicate 1221 due to the Company's increased participation. The investments at NCUL and Millennium are represented by funds due from Lloyd's Syndicate 1221 to the Company.

Net Realized Capital Gains/Losses.    Pre-tax net income included $293,000 of net realized capital losses for the first three months of 2002 compared to $453,000 of net realized capital gains for the same period last year. On an after tax basis, the net realized capital losses resulted in a loss of $0.02 per share in 2002 and the net realized capital gains resulted in a gain of $0.04 per share in 2001.

Operating Expenses.

        Net Losses and Loss Adjustment Expenses Incurred.    The ratio of net losses and loss adjustment expenses incurred to net earned premium was 59.2% and 64.8% for the first three months of 2002 and

2001, respectively. This decrease was primarily due to approximately $1.8 million of losses in the first quarter of 2001 resulting from one large offshore energy claim (Petrobras).

        Commission Expense. Commission expense as a percentage of net earned premium was 19.8% and 22.7% for the first three months of 2002 and 2001, respectively. The decrease was primarily due to a smaller portion of the premium written by the Lloyd's operations which generally has a higher commission rate.

        Other Operating Expenses.    Other operating expenses increased to $9,887,000 during the first three months of 2002 from $6,128,000 during the corresponding period of 2001 primarily due to the increase in employee related expenses resulting from expansion of the business.

        Interest Expense.    Interest expense was $160,000 during the first three months of 2002 compared to $415,000 during the corresponding period of 2001. This decrease was due to a smaller loan balance and lower interest rates on the loan.

Income Taxes.    The effective tax rate was 20.2% and 37.8% for the three months ended March 31, 2002 and 2001, respectively. The rates differed from the Federal statutory income tax rate due to tax-exempt interest income and the change in the valuation allowance.

        The Company utilized $362,000 of the valuation allowance in the first quarter of 2002 which related to the reduction in the loss carryforward at the Company's foreign operations resulting from income generated by these operations in the first quarter. At March 31, 2002 and 2001, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $5,434,000 and $4,173,000, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $17,529,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

        The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $1,733,000 and $1,263,000 at March 31, 2002 and March 31, 2001, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $9,652,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

        The Company had alternative minimum tax carryforwards of $3,097,000 and $4,542,000 at March 31, 2002 and 2001, respectively.

Net Income.    The Company had net income of $3,450,000 for the first three months of 2002 compared to net income of $2,051,000 for the same period last year. On a diluted per share basis, this represented net income per share of $0.40 and $0.24 for the first three months of 2002 and 2001, respectively.

Liquidity and Capital Resources

        Cash flow provided by operations was $16,868,000 and $3,692,000 for the first three months of 2002 and 2001, respectively. The increase in the 2002 operating cash flow was primarily due to increases in net written premium. Operating cash flow was used primarily to acquire additional investment assets and to reduce debt. Invested assets and cash increased to $290,139,000 at March 31, 2002 from $278,299,000 at December 31, 2001.

        The Company has a credit facility provided through a consortium of banks. The credit facility provides for a $17.5 million revolving line of credit facility, which reduces each quarter by amounts totaling $3 million in 2002, $9 million in 2003 and $7 million in 2004 until it terminates on November 19, 2004, and a $55 million letter of credit facility. At March 31, 2002, $17,500,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 3.31%. The letter of credit facility is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221.

The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year. If the banks decide to not renew the letter of credit portion of the facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue its participation in Syndicate 1221. At March 31, 2002 and 2001, letters of credit with an aggregate face amount of $47,281,000 and $49,766,000, respectively, were issued under the letter of credit facility.

        As of March 31, 2002, the Company's consolidated stockholders' equity was $148,024,000 compared to $147,206,000 at December 31, 2001. The increase was primarily due to the net income for the three months ended March 31, 2002 partially offset by the decrease in the unrealized gains in the investment portfolio.

Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information concerning market risk as stated in the Company's 2001 Annual Report on Form 10-K.

Treasury Stock

        During the first quarter of 2002 and 2001, the Company issued 2,985 and 5,406 shares of treasury stock, respectively, to the non-employee directors as part of the directors' annual compensation for the prior year. The Company expensed $60,000 and $72,000 in each of the prior two years relating to the issuance of these shares.

Part II—Other Information

Item 1.		Legal Proceedings:
The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company.
Item 2.		Changes in Securities:
None.
Item 3.		Defaults Upon Senior Securities:
None.
Item 4.		Submissions of Matters to a Vote of Securities Holders:
None.
Item 5.		Other Information:
None.
Item 6.		Exhibits and Reports on Form 8-K:
	(a	) Exhibits:
Exhibit No. Description of Exhibit
None.
	(b	) Reports on Form 8-K:
There were no reports on Form 8-K filed for the three months ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NAVIGATORS GROUP, INC. (Registrant)
Dated: May 15, 2002	By:	/s/ BRADLEY D. WILEY Bradley D. Wiley Senior Vice President, Chief Financial Officer and Secretary

QuickLinks

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
INDEX
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
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SIGNATURE