Form 10-Q
period 2002-06-30
NAVIGATORS GROUP INC
filed 2002-08-14
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

        On August 2, 2002, there were 8,472,272 shares of $0.10 par value common stock issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

		Page No.
Part I.	FINANCIAL INFORMATION:	3
	Consolidated Balance Sheets
	June 30, 2002 (unaudited) and December 31, 2001	3
	Consolidated Statements of Income (unaudited)
	Three Months Ended June 30, 2002 and 2001	4
	Six Months Ended June 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows (unaudited)
	Six Months Ended June 30, 2002 and 2001	6
	Notes to Interim Consolidated Financial Statements (unaudited)	7
	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Part II.	OTHER INFORMATION	20

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2002, $222,589; 2001, $237,745)	$227,845	$240,660
Equity securities, available-for-sale, at fair value (cost: 2002, $6,445; 2001, $7,225)	6,412	7,675
Short-term investments, at cost which approximates fair value	70,400	27,534
Cash	7,776	2,430

Total investments and cash	312,433	278,299

Premiums in course of collection	56,098	43,307
Funds due from Lloyd's syndicate	115,260	92,523
Commissions receivable	4,485	3,482
Accrued investment income	3,003	3,416
Prepaid reinsurance premiums	54,905	35,124
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	203,745	219,907
Federal income tax recoverable	491	969
Net deferred income tax benefit	10,031	10,023
Deferred policy acquisition costs	23,090	13,656
Goodwill	5,040	4,915
Other assets	4,776	4,877

Total assets	$793,357	$710,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$415,082	$401,177
Unearned premium	154,428	97,035
Reinsurance balances payable	42,077	39,676
Notes payable to banks	16,000	19,000
Payable for securities	4,135	—
Accounts payable and other liabilities	5,588	6,404

Total liabilities	637,310	563,292

Stockholders' equity:
Preferred stock, $.10 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value; authorized shares 20,000,000 for 2002 and 10,000,000 for 2001; issued and outstanding shares (net of treasury stock) 8,472,272 for 2002 and 8,427,262 for 2001	850	847
Additional paid-in capital	39,993	39,511
Treasury stock held at cost (shares: 16,423 for 2002 and 35,908 for 2001)	(236)	(516)
Accumulated other comprehensive income	3,826	2,974
Retained earnings	111,614	104,390

Total stockholders' equity	156,047	147,206

Total liabilities and stockholders' equity	$793,357	$710,498

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
Revenues:
Net earned premium	$51,968	$34,911
Commission income	993	995
Net investment income	4,162	4,972
Net realized capital gains	201	155
Other income (expense)	641	(1,014)

Total revenues	57,965	40,019

Operating expenses:
Net losses and loss adjustment expenses incurred	32,406	22,419
Commission expense	11,373	7,316
Other operating expenses	8,983	6,713
Interest expense	145	404

Total operating expenses	52,907	36,852

Income before income tax expense	5,058	3,167

Income tax expense (benefit):
Current	1,344	1,007
Deferred	(60)	(154)

Total income tax expense	1,284	853

Net income	$3,774	$2,314

Net income per common share:
Basic	$0.45	$0.27
Diluted	$0.43	$0.27
Average common shares outstanding:
Basic	8,457	8,420
Diluted	8,677	8,488

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Revenues:
Net earned premium	$92,125	$64,532
Commission income	2,094	1,800
Net investment income	9,104	9,741
Net realized capital gains (losses)	(92)	608
Other income (expense)	851	(915)

Total revenues	104,082	75,766

Operating expenses:
Net losses and loss adjustment expenses incurred	56,189	41,602
Commission expense	19,339	14,037
Other operating expenses	18,870	12,841
Interest expense	305	819

Total operating expenses	94,703	69,299

Income before income tax expense	9,379	6,467

Income tax expense (benefit):
Current	2,662	2,286
Deferred	(507)	(184)

Total income tax expense	2,155	2,102

Net income	$7,224	$4,365

Net income per common share:
Basic	$0.86	$0.52
Diluted	$0.84	$0.52
Average common shares outstanding:
Basic	8,446	8,419
Diluted	8,617	8,473

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Operating activities:
Net income	$7,224	$4,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	427	584
Net deferred income tax	(507)	(184)
Net realized capital (gains) losses	92	(608)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	16,162	(4,049)
Reserve for losses and loss adjustment expenses	13,905	6,779
Prepaid reinsurance premiums	(19,781)	(11,896)
Unearned premium	57,393	37,213
Premiums in course of collection	(12,791)	(6,605)
Commissions receivable	(1,003)	(1,416)
Funds due from Lloyd's syndicate	(22,737)	(18,166)
Deferred policy acquisition costs	(9,434)	(7,885)
Accrued investment income	413	(281)
Reinsurance balances payable	2,401	5,455
Federal income tax	478	577
Other	(900)	3,048

Net cash provided by operating activities	31,342	6,931

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	1,522	570
Sales	107,331	42,688
Purchases	(94,470)	(51,581)
Equity securities, available-for-sale
Sales	3,703	1,712
Purchases	(2,400)	(2,612)
Change in receivable for securities	4,135	3,015
Net change in short-term investments	(42,866)	317
Purchase of property and equipment	(272)	(105)

Net cash (used in) investing activities	(23,317)	(5,996)

Financing activities:
Repayment of bank loan	(3,000)	—
Proceeds from exercise of stock options	321	—

Net cash (used in) financing activities	(2,679)	—

Increase in cash	5,346	935
Cash at beginning of year	2,430	1,602

Cash at end of period	$7,776	$2,537

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$2,311	$1,654
Interest paid	303	826
Issuance of stock to directors	60	72

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

(2) Reinsurance Ceded

        The Company's ceded earned premiums were $36,415,000 and $22,395,000 for the three months ended June 30, 2002 and 2001, respectively, and were $64,891,000 and $44,776,000 for the six months ended June 30, 2002 and 2001, respectively. The Company's ceded incurred losses were $24,885,000 and $27,751,000 for the three months ended June 30, 2002 and 2001, respectively, and were $40,450,000 and $37,983,000 for the six months ended June 30, 2002 and 2001, respectively.

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

        The following tables present financial data by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Revenue, excluding net investment income and net realized capital gains (losses):
Insurance Companies	$29,272	$16,664	$58,271	$32,660
Navigators Agencies	6,224	3,933	12,332	7,251
Lloyd's Operations	23,215	18,448	34,442	32,105
Other operations	(5,109)	(4,153)	(9,975)	(6,599)

Total	$53,602	$34,892	$95,070	$65,417

Income (loss) before tax expense (benefit):
Insurance Companies	$4,577	$6,089	$9,503	$11,797
Navigators Agencies	742	(176)	1,132	(763)
Lloyd's Operations	735	(12)	1,607	(1,068)
Other operations	(996)	(2,734)	(2,863)	(3,499)

Total	$5,058	$3,167	$9,379	$6,467

Income tax expense (benefit):
Insurance Companies	$1,414	$1,923	$2,945	$3,702
Navigators Agencies	218	(114)	312	(402)
Lloyd's Operations	—	—	—	—
Other operations	(348)	(956)	(1,102)	(1,198)

Total	$1,284	$853	$2,155	$2,102

Net income (loss):
Insurance Companies	$3,163	$4,166	$6,558	$8,095
Navigators Agencies	524	(62)	820	(361)
Lloyd's Operations	735	(12)	1,607	(1,068)
Other operations	(648)	(1,778)	(1,761)	(2,301)

Total	$3,774	$2,314	$7,224	$4,365

(4) Comprehensive Income

        Comprehensive income encompasses all changes in stockholders' equity including net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

        The following table summarizes comprehensive income for the three months ended June 30, 2002 and 2001:

	June 30,
	2002	2001
	(In thousands)
Net income	$3,774	$2,314

Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains (losses) arising during period (net of tax expense (benefit) of $1,669 for 2002 and $(637) for 2001)	3,687	(1,184)
Less: reclassification adjustment for gains included in net income (net of tax expense of $77 for 2002 and $35 for 2001)	124	120

Net unrealized gains (losses) on securities	3,563	(1,304)
Foreign currency translation gain (loss) adjustment, net of tax expense (benefit) of $103 for 2002 and $(2) for 2001	191	(4)

Other comprehensive income (loss)	3,754	(1,308)

Comprehensive income	$7,528	$1,006

        The following table summarizes comprehensive income for the six months ended June 30, 2002 and 2001:

	June 30,
	2002	2001
	(In thousands)
Net income	$7,224	$4,365

Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale:
Unrealized holding gains arising during period (net of tax expense (benefit) of $630 for 2002 and $(250) for 2001)	1,077	(464)
Less: reclassification adjustment for gains included in net income (net of tax expense (benefit) of $(21) for 2002 and $123 for 2001)	(71)	485

Net unrealized gains (losses) on securities	1,148	(949)
Foreign currency translation (loss) adjustment, net of tax (benefit) of $(159) for 2002 and $(113) for 2001	(296)	(210)

Other comprehensive income (loss)	852	(1,159)

Comprehensive income	$8,076	$3,206

        The following table summarizes the components of accumulated other comprehensive income:

	June 30, 2002	December 31, 2001
		(audited)
	(In thousands)
Net unrealized gains on securities available-for-sale (net of tax expense of $1,828 in 2002 and $1,177 in 2001)	$3,720	$2,572
Foreign currency translation adjustment (net of tax expense of $57 in 2002 and $216 in 2001)	106	402

Accumulated other comprehensive income	$3,826	$2,974

(5) Adoption of Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The Company adopted both SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. The Company completed its impairment review resulting in no impairment as of January 1, 2002. In addition, no other intangible assets were required to be reclassified and accounted for as an asset apart from goodwill upon adoption of SFAS 142. No expense for amortization of goodwill has been recorded in the first six months or second quarter of 2002 compared to an after tax expense of $122,000 and $61,000 recorded in the first six months and second quarter of 2001, respectively. Net income for the six months and three months ended June 30, 2001, excluding the amortization of goodwill expense, would have been $4,487,000 and $2,375,000, respectively, and both basic and diluted earnings per share for the six months and three months ended June 30, 2001 would have increased by $0.01 per share. Goodwill of $1,978,000 and $1,978,000 was recorded for the Navigators Agencies' segment and $3,062,000 and $2,937,000 for the Lloyd's Operations segment at June 30, 2002 and December 31, 2001, respectively. Goodwill on the Company's consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound. The adoption of SFAS 141 had no impact on the Company's consolidated financial statements.

        Effective January 1, 2002, the Company also adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets. The adoption of SFAS 144 did not have any impact on the Company's consolidated financial statements.

(6) Lloyd's Participation

        The Company participates for, and records in its consolidated financial statements, its portion of Lloyd's Syndicate 1221's premium and related losses and expenses. Such participation was 68.1% of Syndicate 1221's £75.0 million ($108.0 million) of capacity utilized for the 2002 underwriting year and 67.4% of Syndicate 1221's £66.3 million ($95.5 million) of capacity utilized for the 2001 underwriting year.

        At June 30, 2002, by Lloyd's definition, the Company controlled, through non-affiliated insurance companies (the "Non-affiliates"), an additional 20.7% of Syndicate 1221's capacity. The portion of Syndicate 1221's premium written and recorded by the Non-affiliates was $19,360,000 and $16,951,000 for the six months ended June 30, 2002 and 2001, respectively, and $9,035,000 and $7,216,000 for the three months ended June 30, 2002 and 2001, respectively.

        If the Company were to control more than 90% of Syndicate 1221's capacity by Lloyd's definition, Lloyd's Major Syndicate Transaction Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out. The cost of such a buy-out is not considered to be material to the Company's consolidated financial statements.

        The Company provides letters of credit to Lloyd's to support its participation in Syndicate 1221's capacity. If the Company increases its participation in Syndicate 1221's capacity, or if Lloyd's changes the collateral requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

(7) Income Tax—Valuation Allowance

        The Company's valuation allowance in the first six months of 2002 decreased by $683,000 relating to the reduction in the loss carryforward at the Company's foreign operations resulting from income generated by these operations in the first six months of 2002. At June 30, 2002 and 2001, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $5,113,000 and $4,541,000, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $16,493,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

        The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $1,899,000 and $1,225,000 at June 30, 2002 and 2001, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $10,443,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

(8) Future Application of Accounting Standards

        In June 2001, the FASB issued SFAS 143 Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002, with early application encouraged. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

        In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with a disposal activity. This statement requires a liability for a disposal obligation be recognized and measured at its fair value when it is incurred and that the guidance of SFAS 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of Loss, do not apply to the recognition and measurement of the liability. The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

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

  •
  risks associated with the volatility of the reinsurance market and the related recoverability of our reinsured losses from this industry segment;

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

        Five of the Company's wholly owned insurance agencies (the "Navigators Agencies" or individually, a "Navigators Agency"), specialize in writing marine and related lines of business. The marine business is written through a pool of five insurance companies, Navigators Insurance having a 75% net participation in the pool. The Navigators Agencies derive their revenue from commissions, service fees and cost reimbursement arrangements from their Parent Company, Navigators Insurance, NIC and the four unaffiliated insurers in the marine pool. Commissions are earned both on a fixed percentage of premiums and on underwriting profits from business placed with the participating insurance companies within the pool. A Navigators Agency manages the Insurance Companies.

        Navigators Specialty, a division of a Navigators Agency located in San Francisco, California, specializes in underwriting general liability insurance coverage for small artisan and general contractors on the West Coast and produces business exclusively for the Insurance Companies.

        Navigators Pro, a division of a Navigators Agency located in New York, specializes in underwriting professional liability insurance and began producing directors and officers liability insurance exclusively for the Insurance Companies in the fourth quarter of 2001.

        Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries consisting of the Lloyd's Operations, and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the UK Branch of Navigators Insurance and the unaffiliated pool members. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

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

        The Company evaluates, at least annually, the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct write-off if it was probable that projected future operating income and discounted cash flow would not be sufficient to recover the carrying value.

Results of Operations

        Revenues.    Gross written premium for the first six months of 2002 increased 44.6% to $212,861,000 from $147,174,000 for the first six months of 2001. Gross written premium for the three months ended June 30, 2002 increased 48.2% to $90,945,000 from $61,371,000 for the same period in 2001.

        The following table sets forth the Company's gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Six Months Ended June 30,
	2002		2001
	(Dollars in thousands)
Lloyd's Operations:
Marine	$63,931	30%	$64,749	44%
Engineering and Construction	1,893	1	1,640	1
Onshore Energy	2,230	1	912	1

Gross Written Premium	68,054	32	67,301	46

Ceded Written Premium	(20,766)		(20,597)

Net Written Premium	47,288		46,704

Insurance Companies:
Marine	83,540	39	54,726	37
Specialty Insurance	50,512	24	23,787	16
Professional Liability	7,709	4	—	—
Other	3,046	1	1,360	1

Gross Written Premium	144,807	68	79,873	54

Ceded Written Premium	(63,812)		(36,075)

Net Written Premium	80,995		43,798

Total Gross Written Premium	212,861	100%	147,174	100%

Total Ceded Written Premium	(84,578)		(56,672)

Total Net Written Premium	$128,283		$90,502

Lloyd's Operations' Gross Written Premium

        The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 managed by NUAL. The Company participates for, and records in its consolidated financial statements, its portion of Lloyd's Syndicate 1221's premium and related losses and expenses. Such participation was 68.1% of Syndicate 1221's £75.0 million ($108.0 million) of capacity utilized for the 2002 underwriting year and for 67.4% of Syndicate 1221's £66.3 million ($95.5 million) of capacity utilized for the 2001 underwriting year. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results.

        At June 30, 2002, by Lloyd's definition, the Company controlled an additional 20.7% of Syndicate 1221's capacity through non-affiliated insurance companies (the "Non-affiliates"). The portion of Syndicate 1221's premium written and recorded by the Non-affiliates was $19,360,000 and $16,951,000 for the six months ended June 30, 2002 and 2001, respectively, and $9,035,000 and $7,216,000 for the three months ended June 30, 2002 and 2001, respectively.

        If the Company were to control more than 90% of Syndicate 1221's capacity by Lloyd's definition, Lloyd's Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a Minority Buy-out to be effected. In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.

        The Company provides letters of credit to Lloyd's to support its participation in Syndicate 1221's capacity. If the Company increases its participation in Syndicate 1221's capacity, or if Lloyd's changes the collateral requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or to reduce the capacity of Syndicate 1221.

        Marine Premium.    Marine premium decreased slightly in the first six months of 2002 compared to the first six months of 2001, due to increases in prior premium estimates recorded in the 2001 period.

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

Insurance Companies' Gross Written Premium

        Marine Premium.    Marine gross written premium increased 52.7% when comparing the first six months of 2002 to the first six months of 2001, and increased 38.6% for the three months ended June 30, 2002 compared to the same period last year. The increases were due to new business and rate increases. Navigators Insurance's participation in the marine pools was 75% in both years.

        Specialty Insurance Premium.    The specialty insurance consists primarily of general liability insurance for contractors as well as small commercial risks. The 112.3% increase in the gross written premium when comparing the first six months of 2002 and 2001, and the 101.9% increase when comparing the three months ended June 30, 2002 and 2001, resulted from new business and rate increases.

        Professional Liability Premium.    In late 2001, the Insurance Companies began to write professional liability insurance consisting primarily of directors & officers liability coverages for privately held and publicly traded corporations.

  Ceded Written Premium.

        In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd's Operations. The increase in ceded premium when comparing the first six months of 2002 to the first six months of 2001, and the second quarter of 2002 to the second quarter of 2001, resulted from the increase in the gross written premium, the increase in the 2002 excess of loss reinsurance rates and an 85% quota share reinsurance treaty on the professional liability premium.

  Net Written Premium.

        Net written premium increased 41.7% when comparing the first six months of 2002 to the first six months of 2001, and increased 52.4% when comparing the second quarter of 2002 to the same period in 2001, due to the increase in the gross written premium.

  Net Earned Premium.

        Net earned premium increased 42.8% for the first six months of 2002 to $92,125,000 as compared to $64,532,000 for the first six months of 2001. Net earned premium increased 48.9% in the second quarter of 2002 compared to the second quarter of 2001. The increase in net earned premium resulted from the increase in net written premium in 2001 and the first six months of 2002.

  Commission Income.

        Commission income generated by the Navigators Agencies increased to $2,094,000 for the first six months of 2002 from $1,800,000 for the same period in 2001, primarily as the result of the increased earned premium on the marine business produced by the Navigators Agencies.

  Net Investment Income.

        Net investment income decreased 6.5% to $9,104,000 for the first six months of 2002 from $9,741,000 for the corresponding period in 2001 primarily due to the decrease in interest rates in 2002. The investments at NCUL and Millennium are represented by funds due from Lloyd's Syndicate 1221 to the Company and have a relatively short duration.

  Net Realized Capital Gains (Losses).

        Pre-tax net income included $(92,000) of net realized capital (losses) for the first six months of 2002 compared to $608,000 of net realized capital gains for the same period last year. On an after tax basis, the net realized capital gains (losses) were $(71,000) or $(0.01) per share for the first six months of 2002 and $486,000 or $0.06 per share for the first six months of 2001. Pre-tax net income included $201,000 and $155,000 of net realized capital gains for the second quarter of 2002 and 2001, respectively. On an after tax basis, the net realized capital gains were $124,000 or $0.01 per share for the second quarter of 2002 compared to $120,000 or $0.01 per share for the second quarter of 2001. Included in net realized capital gains in the second quarter of 2002 was $2,118,000 of impairment losses recorded on one of the Company's asset backed securities.

  Other Income (Expense).

        Other income (expense) for 2001 consisted primarily of a $(1,300,000) charge related to the Company's former investment in Riverside Corporate Underwriters, Ltd. ("RCUL"), a Lloyd's corporate name. Lloyd's informed the Company in 2001 that it was liable for part of the adverse development in the Lloyd's syndicates in which RCUL provided capacity in 1999 and 1998. The Company had provided a letter of credit to RCUL in order for RCUL to participate on various Lloyd's syndicates. The charge represented the Company's best estimate of its potential exposure based upon then available information.

  Operating Expenses.

        Net Losses and Loss Adjustment Expenses Incurred.    The ratio of net losses and loss adjustment expenses incurred to net earned premium (the "loss ratio") was 61.0% and 64.5% for the first six months of 2002 and 2001, respectively. This decrease was primarily due to approximately $1.8 million of losses in the first quarter of 2001 resulting from one large offshore energy claim (Petrobras).

The loss ratio was 62.4% for the second quarter of 2002 compared to 64.2% for the 2001 second quarter. The decrease was primarily due to improved underwriting results from the Company's Lloyd's Operations. There was no development in the Company's incurred losses for the first six months of 2002 related to the attack on the World Trade Center.

        Commission Expense. Commission expense as a percentage of net earned premium was 21.0% and 21.8% for the first six months of 2002 and 2001, respectively, and 21.9% and 21.0% for the second quarter of 2002 and 2001, respectively. The commission expense tends to fluctuate with changes in the mix of business.

        Other Operating Expenses.    Other operating expenses increased to $18,870,000 during the first six months of 2002 from $12,841,000 during the corresponding period of 2001, and to $8,983,000 during the second quarter of 2002 from $6,713,000 in the second quarter of 2001, primarily due to the increase in employee related expenses resulting from expansion of the business, stock appreciation rights and stock grants. No expense for amortization of goodwill has been recorded in the first six months or second quarter of 2002 compared to an after tax expense of $122,000 and $61,000 recorded in the first six months and second quarter of 2001, respectively.

        Interest Expense.    Interest expense was $305,000 during the first six months of 2002 compared to $819,000 during the corresponding period of 2001. This decrease was due to a smaller loan balance and lower interest rates on the loan. The interest expense for the three months ended June 30, 2002 decreased to $145,000 from $404,000 for the same period in 2001.

  Income Taxes.

        The effective tax rate was 23.0% and 32.5% for the six months ended June 30, 2002 and 2001, respectively. The rates differed from the Federal statutory income tax rate primarily due to the change in the valuation allowance and also to tax-exempt interest income.

        The Company's valuation allowance for the six and three month periods ended June 30, 2002 decreased by $683,000 and $321,000, respectively, relating to the reduction in the loss carryforward at the Company's foreign operations resulting from income generated by those operations in the first six months of 2002. At June 30, 2002 and 2001, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $5,113,000 and $4,541,000, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $16,493,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

        The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $1,899,000 and $1,225,000 at June 30, 2002 and 2001, respectively, along with a valuation allowance equal to these benefits. The Company needs to generate $10,443,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

        The Company had alternative minimum tax carryforwards of $2,304,000 and $3,978,000 at June 30, 2002 and 2001, respectively.

  Net Income.

        The Company had net income of $7,224,000 for the first six months of 2002 compared to $4,365,000 for the same period last year. On a diluted per share basis, this represented net income per share of $0.84 and $0.52 for the first six months of 2002 and 2001, respectively. Net income in the second quarter of 2002 was $3,774,000, or $0.43 per share, compared to net income in the second quarter of 2001 of $2,314,000, or $0.27 per share.

Liquidity and Capital Resources

        Cash flow provided by operations was $31,342,000 and $6,931,000 for the first six months of 2002 and 2001, respectively. The increase in the 2002 operating cash flow was primarily due to increases in net written premium and reductions in reinsurance recoverables. Operating cash flow was used primarily to acquire additional investment assets and to reduce debt. Invested assets and cash increased to $312,433,000 at June 30, 2002 from $278,299,000 at December 31, 2001.

        The Company has a credit facility provided through a consortium of banks. The credit facility provides for a $16.0 million revolving line of credit facility, which reduces each quarter by amounts totaling $4.5 million in 2002, $9 million in 2003 and $5.5 million in 2004 until it terminates on November 19, 2004, and a $55 million letter of credit facility. At June 30, 2002, $16,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 3.18%. The letter of credit facility is utilized primarily by NCUL and Millennium for its direct participation in Lloyd's Syndicate 1221. The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year. If the banks decide to not renew the letter of credit portion of the facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue its participation in Syndicate 1221. At June 30, 2002, letters of credit with an aggregate face amount of $50,789,000 were issued under the letter of credit facility.

        At June 30, 2002, the Company's consolidated stockholders' equity was $156,047,000 compared to $147,206,000 at December 31, 2001. The increase was primarily due to the net income for the six months ended June 30, 2002 and the increase in the unrealized gains in the investment portfolio.

Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in the information concerning market risk as stated in the Company's 2001 Annual Report on Form 10-K.

Treasury Stock

        During the first quarter of 2002 and 2001, the Company issued 2,985 and 5,406 shares of treasury stock, respectively, to the non-employee directors as part of the directors' annual compensation for the prior year. The Company expensed $60,000 and $72,000 in each of the prior two years relating to the issuance of these shares. In addition, during the second quarter of 2002, the Company issued 16,500 shares to the Company's President representing the vested portion of a 2001 stock grant.

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

          None.

Item 3.    Defaults Upon Senior Securities:

          None.

Item 4.    Submissions of Matters to a Vote of Securities Holders:

    On May 30, 2002, the Company's stockholders voted for the following matters at the annual stockholders' meeting:

  (a)
  The election of eight (8) directors to serve until the 2003 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Name	For	Withheld
Terence N. Deeks	7,049,920	203,345
Robert M. DeMichele	7,050,220	203,045
Robert W. Eager, Jr.	7,050,220	203,045
Stanley A. Galanski	7,049,920	203,345
Leandro S. Galban, Jr.	7,050,220	203,045
Marc M. Tract	7,050,220	203,045
George T. Van Gilder	7,050,120	203,145
Robert F. Wright	7,050,220	203,045
  (b)
  The adoption of the 2002 Stock Incentive Plan which was approved with 5,208,036 votes for, 410,596 votes against and 822,225 votes abstaining.

  (c)
  Approval to amend the Company's Certificate of Incorporation to increase the number of authorized common shares from 10,000,000 to 20,000,000 which was approved with 7,139,362 votes for, 100,843 votes against and 13,060 votes abstaining.

  (d)
  The ratification of the appointment of KPMG LLP as the Company's independent auditors which was ratified with 7,252,240 votes for, 550 votes against and 475 votes abstaining.

Item 5.    Other Information:

          None.

Item 6.    Exhibits and Reports on Form 8-K:

  (a)
  Exhibits:

Exhibit No.	Description of Exhibit
99.1	Certification of CEO
99.2	Certification of CFO
  (b)
  Reports on Form 8-K:

          There were no reports on Form 8-K filed for the six months ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NAVIGATORS GROUP, INC. (Registrant)
Dated: August 14, 2002	/s/ BRADLEY D. WILEY Bradley D. Wiley Senior Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
99.1	Certification of CEO
99.2	Certification of CFO

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
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES Notes to Interim Consolidated Financial Statements (Unaudited)
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES Management's Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
SIGNATURE
INDEX OF EXHIBITS