Form 10-Q
period 2002-09-30
NAVIGATORS GROUP INC
filed 2002-11-14
CIK 793547

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

On November 11, 2002, there were 8,484,272 shares of $0.10 par value common stock issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.    Financial Information

Item 1.    Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2002, $254,815; 2001, $237,745)	$269,262	$240,660
Equity securities, available-for-sale, at fair value (cost: 2002, $10,401; 2001, $7,225)	9,086	7,675
Short-term investments, at cost which approximates fair value	74,378	27,534
Cash	10,339	2,430
Total investments and cash	363,065	278,299

Premiums in course of collection	62,079	43,307
Funds due from Lloyd’s syndicate	122,609	92,523
Commissions receivable	3,236	3,482
Accrued investment income	2,977	3,416
Prepaid reinsurance premiums	60,545	35,124
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	218,250	219,907
Federal income tax recoverable		969
Net deferred income tax benefit	7,590	10,023
Deferred policy acquisition costs	24,858	13,656
Goodwill	5,100	4,915
Other assets	4,051	4,877

Total assets	$874,360	$710,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$440,052	$401,177
Unearned premium	175,764	97,035
Reinsurance balances payable	53,220	39,676
Notes payable to banks	14,500	19,000
Payable for securities	17,146	—
Federal income tax payable	754	—
Accounts payable and other liabilities	5,836	6,404
Total liabilities	707,272	563,292

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value; authorized shares 20,000,000 for 2002 and 10,000,000 for 2001; issued and outstanding shares (net of treasury stock) 8,482,272 for 2002 and 8,427,262 for 2001	851	847
Additional paid–in capital	40,100	39,511
Treasury stock held at cost (shares: 16,423 for 2002 and 35,908 for 2001)	(236)	(516)
Accumulated other comprehensive income	9,488	2,974
Retained earnings	116,885	104,390
Total stockholders’ equity	167,088	147,206

Total liabilities and stockholders’ equity	$874,360	$710,498

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except net income (loss) per share)

	Three Months Ended September 30,
	2002	2001
	(Unaudited)
Revenues:
Net earned premium	$65,839	$35,364
Commission income	1,188	1,118
Net investment income	4,390	4,740
Net realized capital gains	1,264	389
Other income (expense)	363	(2,341)
Total revenues	73,044	39,270

Operating expenses:
Net losses and loss adjustment expenses incurred	43,430	28,068
Commission expense	12,837	7,671
Other operating expenses	9,127	6,602
Interest expense	158	289
Total operating expenses	65,552	42,630

Income (loss) before income tax expense	7,492	(3,360)

Income tax expense (benefit):
Current	2,588	116
Deferred	(367)	(555)
Total income tax expense (benefit)	2,221	(439)

Net income (loss)	$5,271	$(2,921)

Net income (loss) per common share:
Basic	$0.62	$(0.35)
Diluted	$0.61	$(0.35)

Average common shares outstanding:
Basic	8,473	8,420
Diluted	8,678	8,420

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Revenues:
Net earned premium	$157,964	$99,897
Commission income	3,282	2,918
Net investment income	13,494	14,481
Net realized capital gains	1,172	996
Other income (expense)	1,214	(3,256)
Total revenues	177,126	115,036

Operating expenses:
Net losses and loss adjustment expenses incurred	99,619	69,670
Commission expense	32,176	21,708
Other operating expenses	27,997	19,443
Interest expense	463	1,108
Total operating expenses	160,255	111,929

Income before income tax expense	16,871	3,107

Income tax expense (benefit):
Current	5,249	2,402
Deferred	(873)	(739)
Total income tax expense	4,376	1,663

Net income	$12,495	$1,444

Net income per common share:
Basic	$1.48	$0.17
Diluted	$1.45	$0.17

Average common shares outstanding:
Basic	8,455	8,419
Diluted	8,642	8,532

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Operating activities:
Net income	$12,495	$1,444
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	740	886
Net deferred income tax	(873)	(739)
Net realized capital (gains)	(1,172)	(996)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	1,657	(15,164)
Reserve for losses and loss adjustment expenses	38,875	28,881
Prepaid reinsurance premiums	(25,421)	(10,745)
Unearned premium	78,729	39,339
Premiums in course of collection	(18,772)	(10,949)
Commissions receivable	246	(20,289)
Funds due from Lloyd’s syndicate	(30,086)	(1,711)
Deferred policy acquisition costs	(11,202)	(8,276)
Accrued investment income	439	(129)
Reinsurance balances payable	13,544	7,808
Federal income tax	1,723	(324)
Other	849	4,610
Net cash provided by operating activities	61,771	13,646

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	2,419	700
Sales	163,127	66,175
Purchases	(183,277)	(83,094)
Equity securities, available-for-sale
Sales	4,886	2,119
Purchases	(6,556)	(2,891)
Change in payable for securities	17,146	1,868
Net change in short-term investments	(46,844)	2,378
Purchase of property and equipment	(692)	(164)
Net cash (used in) investing activities	(49,791)	(12,909)

Financing activities:
Repayment of bank loan	(4,500)	—
Proceeds from exercise of stock options	429	—
Net cash (used in) financing activities	(4,071)	—

Increase in cash	7,909	737
Cash at beginning of year	2,430	1,602
Cash at end of period	$10,339	$2,339

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$3,611	$2,653
Interest paid	436	1,112
Issuance of stock to directors	60	72

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)     Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the “Company”) for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2001 Annual Report on Form 10-K.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

(2)     Reinsurance Ceded

The Company’s ceded earned premiums were $40,028,000 and $22,405,000 for the three months ended September 30, 2002 and 2001, respectively, and were $104,918,000 and $67,181,000 for the nine months ended September 30, 2002 and 2001, respectively.  The Company’s ceded incurred losses were $13,841,000 and $38,561,000 for the three months ended September 30, 2002 and 2001, respectively, and were $54,290,000 and $76,543,000 for the nine months ended September 30, 2002 and 2001, respectively.  The 2001 ceded incurred losses include $13,561,000 from the September 11, 2001 terrorist attacks on the World Trade Center.

(3)     Segments of an Enterprise

The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.  The Company’s segments include the Insurance Companies, the Navigators Agencies and the Lloyd’s Operations, each of which is managed separately.  The Insurance Companies consist of Navigators Insurance Company (“Navigators Insurance”) and NIC Insurance Company which are primarily engaged in underwriting marine insurance and related lines of business, contractors’ general liability insurance, and directors & officers professional liability insurance.  The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Insurance Companies and four non-affiliated companies.  The Lloyd’s Operations consist primarily of a Lloyd’s managing agency and two Lloyd’s corporate members which underwrite marine and related lines of business at Lloyd’s of London.

The Insurance Companies and the Lloyd’s Operations are measured taking into account net earned premiums, incurred losses and loss expenses, commission expense and other underwriting expenses.  The Navigators Agencies’ results include commission income less other operating expenses.  Each segment maintains its own investments on which it earns income and realizes capital gains or losses.  Other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations, and consolidating adjustments.

The following tables present financial data by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Revenue, excluding net investment income and net realized capital gains:
Insurance Companies	$41,971	$19,097	$100,242	$51,757
Navigators Agencies	7,806	4,144	20,138	11,395
Lloyd’s Operations	24,090	16,330	58,532	48,435
Other operations	(6,477)	(5,430)	(16,452)	(12,028)
Total	$67,390	$34,141	$162,460	$99,559

Income (loss) before tax expense (benefit):
Insurance Companies	$5,860	$5,187	$15,363	$16,984
Navigators Agencies	1,577	99	2,709	(607)
Lloyd’s Operations	404	(5,344)	2,011	(6,413)
Other operations	(349)	(3,302)	(3,212)	(6,857)
Total	$7,492	$(3,360)	$16,871	$3,107

Income tax expense (benefit):
Insurance Companies	$1,850	$1,599	$4,795	$5,301
Navigators Agencies	566	(806)	878	(1,188)
Lloyd’s Operations	—	—	—	—
Other operations	(195)	(1,232)	(1,297)	(2,450)
Total	$2,221	$(439)	$4,376	$1,663

Net income (loss):
Insurance Companies	$4,010	$3,588	$10,568	$11,683
Navigators Agencies	1,011	905	1,831	581
Lloyd’s Operations	404	(5,344)	2,011	(6,413)
Other operations	(154)	(2,070)	(1,915)	(4,407)
Total	$5,271	$(2,921)	$12,495	$1,444

(4)           Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity including net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three months ended September 30, 2002 and 2001:

	September 30,
	2002	2001
	(In thousands)

Net income (loss)	$5,271	$(2,921)
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains arising during period (net of tax expense of $3,124 for 2002 and $1,796 for 2001)	6,545	3,972
Less: reclassification adjustment for gains included in net income (net of tax expense of $337 for 2002 and $27 for 2001)	927	362
Net unrealized gains on securities	5,618	3,610
Foreign currency translation gain adjustment (net of tax expense of $23 for 2002 and $26 for 2001)	44	49
Other comprehensive income	5,662	3,659

Comprehensive income	$10,933	$738

The following table summarizes comprehensive income for the nine months ended September 30, 2002 and 2001:

	September 30,
	2002	2001
	(In thousands)

Net income	$12,495	$1,444
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains arising during period (net of tax expense of $3,754 for 2002 and $1,326 for 2001)	7,622	3,508
Less: reclassification adjustment for gains included in net income (net of tax expense of $316 for 2002 and $149 for 2001)	856	847
Net unrealized gains on securities	6,766	2,661
Foreign currency translation (loss) adjustment (net of tax (benefit) of $(136) for 2002 and $(87) for 2001)	(252)	(161)
Other comprehensive income	6,514	2,500

Comprehensive income	$19,009	$3,944

The following table summarizes the components of accumulated other comprehensive income:

	September 30, 2002	December 31, 2001
		(audited)
	(In thousands)

Net unrealized gains on securities available-for-sale (net of tax expense of $4,616 in 2002 and $1,177 in 2001)	$9,338	$2,572
Foreign currency translation adjustment (net of tax expense of $81 in 2002 and $216 in 2001)	150	402

Accumulated other comprehensive income	$9,488	$2,974

(5)           Adoption of Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  The Company adopted both SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001.  It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill.  SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives.  The Company completed its impairment review resulting in no impairment as of January 1, 2002.  In addition, no other intangible assets were required to be reclassified and accounted for as an asset apart from goodwill upon adoption of SFAS 142.  No expense for amortization of goodwill has been recorded in the first nine months or third quarter of 2002 compared to an after tax expense of $183,000 and $61,000 recorded in the first nine months and third quarter of 2001, respectively.  Net income (loss) for the nine months and three months ended September 30, 2001, excluding the amortization of goodwill expense, would have been $1,627,000 and ($2,860,000), respectively, and both basic and diluted earnings per share for the nine months and three months ended September 30, 2001 would have increased by $0.02 per share and $0.01 per share, respectively.  Goodwill of $1,978,000 was recorded for the Navigators Agencies’ segment at both September 30, 2002 and December 31, 2001, and $3,122,000 and $2,937,000 for the Lloyd’s Operations’ segment at September 30, 2002 and December 31, 2001, respectively.  Goodwill on the Company’s consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound.  The adoption of SFAS 141 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2002, the Company also adopted SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets.  The adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.  This statement requires that long lived assets to be held and used be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable from undiscounted cash flows.

(6)           Lloyd’s Participation

The Company participates for, and records in its consolidated financial statements, its portion of Lloyd’s Syndicate 1221’s assets, liabilities, revenues and expenses.  Such participation was 68.1% of the portion of Syndicate 1221’s £75.0 million ($111.0 million) of capacity utilized for the 2002 underwriting year and 67.4% of the portion of Syndicate 1221’s £66.3 million ($95.4 million) of capacity utilized for the 2001 underwriting year.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.

At September 30, 2002, by Lloyd’s definition, the Company controlled an additional 20.3% of Syndicate 1221’s capacity through non-affiliated insurance companies (the “Non-affiliates”).  The portion of Syndicate 1221’s premium written and recorded by the Non-affiliates was $24,017,000 and $22,472,000 for the nine months ended September 30, 2002 and 2001, respectively, and $8,599,000 and $5,343,000 for the three months ended September 30, 2002 and 2001, respectively.

If the Company were to control more than 90% of Syndicate 1221’s capacity by Lloyd’s definition, Lloyd’s Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a minority buy-out to be effected.  In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.  The cost of such a buy-out is not considered to be material to the Company’s consolidated financial statements.

The Company provides letters of credit to Lloyd’s to support its 68.1% participation in Syndicate 1221’s capacity.  If the Company increases its participation in Syndicate 1221’s capacity, or if Lloyd’s changes the collateral requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or to reduce the capacity of Syndicate 1221.

(7)           Income Tax - Valuation Allowance

The Company’s valuation allowance in the nine months and three months ended September 30, 2002 decreased by $1,041,000 and $358,000, respectively, relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2002.  At September 30, 2002 and 2001, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $4,755,000 and $6,689,000, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $15,850,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,099,000 and $1,443,000 at September 30, 2002 and 2001, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $11,545,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

(8)           Treasury Stock

During the first quarter of 2002 and 2001, the Company issued 2,985 and 5,406 shares of treasury stock, respectively, to the non-employee directors as part of the directors’ annual compensation for the prior year.  The Company expensed $60,000 and $72,000 in each of the prior two years relating to the issuance of these shares and has accrued $54,000 for the nine months of 2002.  In addition, during the second quarter of 2002, the Company issued 16,500 shares to the Company’s President representing the vested portion of a 2001 stock grant.  The Company expensed $219,000 and $455,000 in the nine months ended September 30, 2001 and 2002, respectively, related to this grant.

(9)           Future Application of Accounting Standards

In June 2001, the FASB issued SFAS 143 Accounting for Asset Retirement Obligations.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after September 15, 2002, with early application encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with a disposal activity.  This statement requires a liability for a disposal obligation be recognized and measured at its fair value when it is incurred and that the guidance of SFAS 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of Loss, do not apply to the recognition and measurement of the liability.  The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002, with early application encouraged.  The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial condition.

(10)         Legal Proceedings

The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except that in the third quarter of 2002, the Company was notified that a legal proceeding had been brought against Navigators Insurance by the liquidator of one of its former reinsurers.  The suit alleges that certain letters of credit amounting to $3.7 million provided to Navigators Insurance as collateral constituted a preferential transaction.  The Company believes that the suit is totally without merit and intends to vigorously defend its position.

(11)         Subsequent Event

In October 2002, the members of Lloyd’s Syndicate 1221 (“Syndicate 1221”) entered into a Qualifying Quota Share Agreement (QQS) with a major insurance company (“Reinsurer”).  The Company participates for 68.1% of Syndicate 1221’s £75.0 million ($111.0 million) of underwriting year 2002’s capacity through two wholly-owned subsidiaries in its Lloyd’s Operations.  Including the QQS, Syndicate 1221’s underwriting year 2002’s capacity will be increased to £85.0 million ($125.8 million) of which £10.0 million ($14.8 million) will be ceded under the QQS to the Reinsurer.  Navigators Insurance Company, a wholly-owned subsidiary of the Company, will assume from the Reinsurer 50% of the business ceded to the Reinsurer under the QQS.  The result of these transactions is expected to increase the Company's underwriting capacity by approximately £5 million ($7.4 million) in the fourth quarter of 2002.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

Some of the statements in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Act of 1995.  We derive forward-looking statements from information which we currently have and from assumptions which we make.  We cannot assure that results which we anticipate will be achieved since results may differ materially because of both known and unknown risks and uncertainties which we face.  The Company is not required to update any forward looking statements.  Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

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

•                    risks associated with the volatility of the reinsurance market and the related recoverability of our reinsured losses;

•                    weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers;

•                    our ability to obtain rate increases and to retain business; and

•                    other risks which we identify in future filings with the Securities and Exchange Commission.

General

The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its twelve active wholly owned subsidiaries, are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  Unless the context otherwise requires, the term “Company” as used herein means The Navigators Group, Inc. and its subsidiaries.  The term “Parent Company” is used to mean the Company without its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The Company’s two insurance company subsidiaries are Navigators Insurance Company (“Navigators Insurance”), which includes a United Kingdom Branch (“UK Branch”), and NIC Insurance Company (“NIC”).  Navigators Insurance is the Company’s largest insurance subsidiary and has been active since 1983.  It specializes primarily in underwriting marine insurance and related lines of business, contractors’ general liability insurance, and directors & officers professional liability insurance.  NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990.  It underwrites a small book of surplus lines insurance fully reinsured by Navigators Insurance.  Navigators Insurance and NIC are collectively referred to herein as the “Insurance Companies”.

Five of the Company’s wholly owned insurance agencies (the “Navigators Agencies” or individually, a “Navigators Agency”), specialize in writing marine and related lines of business.  The marine business is written through a pool of five insurance companies, Navigators Insurance having a 75% net participation in the pool.

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

Navigators Specialty, a division of a Navigators Agency located in San Francisco, California, produces business exclusively for the Insurance Companies.  It specializes in underwriting general liability insurance coverage for small artisan and general contractors located primarily on the west coast of the U.S.

Navigators Pro, a division of a Navigators Agency located in New York, specializes in underwriting professional liability insurance and began producing directors & officers liability insurance exclusively for the Insurance Companies in the fourth quarter of 2001.

Navigators Holdings (UK) Limited is a holding company for the Company’s UK subsidiaries consisting of the Lloyd’s Operations, and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the UK Branch of Navigators Insurance and the unaffiliated pool members.  The Lloyd’s Operations consist of Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) marine underwriting managing agency which manages Lloyd’s Syndicate 1221, Millennium Underwriting Ltd. (“Millennium”) and Navigators Corporate Underwriters Ltd. (“NCUL”).  Both Millennium and NCUL are Lloyd’s corporate members with limited liability and provide capacity to Lloyd’s Syndicate 1221.  NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.

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

Critical Accounting Policies

It is important to understand the Company’s accounting policies in order to understand its financial statements.  Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon.  Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates.

The Company’s most critical accounting policies involve the reporting of the reserves for losses and loss adjustment expenses (including losses that have occurred but were not reported to the Company by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, and goodwill.

Loss reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known.  Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control.  Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate.  Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.

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

Written premium is recorded based on the insurance policies that have been reported to the Company and the policies that have been written by the agents but not yet reported to the Company.  The Company must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written.  Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.  An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

The Company has recorded valuation allowances related to deferred tax assets resulting from net operating loss carryforwards due to the uncertainty associated with the realization of the deferred tax asset related to certain of the Company’s foreign, state and local operations.  The Company has released in 2002 the amount of the valuation allowance to the extent of income generated by such operations.

Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary.  Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health of and specific prospects for the issuer.

The Company tests, at least annually, the impairment of goodwill.  If the Company's carrying amount of goodwill exceeds its implied fair value, an impairment loss will be recognized.

Results of Operations

Revenues.  Gross written premium for the nine months ended September 30, 2002 increased 64.6% to $339,718,000 from $206,427,000 for the nine months ended September 30, 2001.  Gross written premium for the three months ended September 30, 2002 increased 114.1% to $126,857,000 from $59,253,000 for the same period in 2001.

The following table sets forth the Company’s gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Nine Months Ended September 30,
	2002		2001
	(Dollars in thousands)

Lloyd’s Operations:
Marine	$91,084	27%	$84,300	41%
Engineering and Construction	4,002	1	2,355	1
Onshore Energy	3,020	1	1,264	1
Gross Written Premium	98,106	29	87,919	43
Ceded Written Premium	(27,524)		(27,155)
Net Written Premium	70,582		60,764

Insurance Companies:
Marine	137,836	41	77,843	38
Specialty Insurance	85,148	25	38,716	18
Professional Liability	14,133	4	—	—
Other	4,495	1	1,949	1
Gross Written Premium	241,612	71	118,508	57
Ceded Written Premium	(102,722)		(50,771)
Net Written Premium	138,890		67,737

Total Gross Written Premium	339,718	100%	206,427	100%

Total Ceded Written Premium	(130,246)		(77,926)

Total Net Written Premium	$209,472		$128,501

Lloyd’s Operations’ Gross Written Premium

The Lloyd’s premium is generated as the result of NCUL and Millennium providing capacity to Lloyd’s Syndicate 1221 managed by NUAL.  The Company participates for, and records in its consolidated financial statements, its portion of Lloyd’s Syndicate 1221’s premium and related losses and expenses.  Such participation was 68.1% of the portion of Syndicate 1221’s £75.0 million ($111.0 million) of capacity utilized for the 2002 underwriting year and 67.4% of the portion of Syndicate 1221’s £66.3 million ($95.4 million) of capacity utilized for the 2001 underwriting year.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years.  The Company makes estimates for each year and timely accrues the expected results.

At September 30, 2002, by Lloyd’s definition, the Company controlled an additional 20.3% of Syndicate 1221’s capacity through non-affiliated insurance companies (the “Non-affiliates”).  The portion of Syndicate 1221’s premium written and recorded by the Non-affiliates was $24,017,000 and $22,472,000 for the nine months ended September 30, 2002 and 2001, respectively, and $8,599,000 and $5,343,000 for the three months ended September 30, 2002 and 2001, respectively.

If the Company were to control more than 90% of Syndicate 1221’s capacity by Lloyd’s definition, Lloyd’s Major Syndicate Transactions Byelaw (No. 18 of 1997) allows for a minority buy-out to be effected.  In such a transaction, the remaining participants are required to give up their capacity in return for compensation which must be at least equal to the offer price preceding the buy-out.  The cost of such a buy-out is not considered to be material to the Company’s consolidated financial statements.

The Company provides letters of credit to Lloyd’s to support its 68.1% participation in Syndicate 1221’s capacity.  If the Company increases its participation in Syndicate 1221’s capacity, or if Lloyd’s changes the collateral requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or to reduce the capacity of Syndicate 1221.

Marine Premium. Marine gross written premium increased 8.0% for the nine months and 38.9% for the three months ended September 30, 2002 compared to the same periods in 2001, due to new business and rate increases.

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

Insurance Companies’ Gross Written Premium

Marine Premium.  Marine gross written premium increased 77.1% when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001, and increased 134.9% for the three months ended September 30, 2002 compared to the same period last year.  The increases were due to new business and rate increases.  Navigators Insurance’s participation in the marine pools was 75% in both years.

Specialty Insurance Premium.  The specialty insurance consists primarily of general liability insurance for contractors as well as small commercial risks.The 120.0% increase in the gross written premium when comparing the nine months ended September 30, 2002 and 2001, and the 132.0% increase when comparing the three months ended September 30, 2002 and 2001, resulted from new business and rate increases.

Professional Liability Premium.  In late 2001, the Insurance Companies began to write professional liability insurance consisting primarily of directors & officers liability coverages for privately held and publicly traded corporations.  For the first nine months of 2002, the Company produced $14.1 million of gross written premium.

Ceded Written Premium.  In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus.  The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations.  The increase in ceded premium when comparing the  nine months ended September 30, 2002 to the same period in 2001, and the third quarter of 2002 to the third quarter of 2001, resulted from the increase in the gross written premium, the increase in the 2002 excess of loss reinsurance rates and an 85% quota share reinsurance treaty on the professional liability premium.

Net Written Premium.  Net written premium increased 63.0% when comparing the nine months ended September 30, 2002 to the same period in 2001, and increased 113.7% when comparing the third quarter of 2002 to the third quarter of 2001, due to the increase in the gross written premium.

Net Earned Premium.  Net earned premium increased 58.1% for the nine months ended September 30, 2002 to $157,964,000 as compared to $99,897,000 for the nine months ended September 30, 2001.  Net earned premium increased 86.2% for the third quarter of 2002 compared to the third quarter of 2001.  The increase in net earned premium resulted from the increase in net written premium in 2001 and the nine months of 2002.

Commission Income.  Commission income generated by the Navigators Agencies increased to $3,282,000 for the nine months ended September 30, 2002 from $2,918,000 for the same period in 2001, and increased to $1,188,000 for the third quarter of 2002 from $1,118,000 for the third quarter of 2001, primarily as the result of the increased earned premium on the marine business produced by the Navigators Agencies.

Net Investment Income.  Net investment income decreased 6.8% to $13,494,000 for the nine months ended September 30, 2002 from $14,481,000 for the corresponding period in 2001 primarily due to the decrease in interest rates in 2002.  The investments at NCUL and Millennium are presented as funds due from Lloyd’s Syndicate 1221 to the Company and have a relatively short duration.

Net Realized Capital Gains (Losses).  Pre-tax net income included $1,172,000 of net realized capital gains for the nine months ended September 30, 2002 compared to $996,000 of net realized capital gains for the same period last year.  Included in pre-tax net realized capital gains for 2002 were $2,118,000 and $787,000 of impairment losses recorded in the second and third quarters, respectively, on one of the Company’s asset backed securities.  Included in pre-tax net realized capital gains for 2001 were impairment losses of $718,000 recorded in the third quarter of 2001.  On an after tax basis, the net realized capital gains were $856,000 or $0.10 per share for the nine months ended September 30, 2002 and $847,000 or $0.10 per share for the same period of 2001.  Pre-tax net income included $1,264,000 and $389,000 of net realized capital gains for the third quarter of 2002 and 2001, respectively.  On an after tax basis, the net realized capital gains were $927,000 or $0.11 per share for the third quarter of 2002 compared to $361,000 or $0.04 per share for the third quarter of 2001.

Other Income (Expense).  Other income (expense) for the nine months and three months ended September 30, 2001 consisted primarily of $3,800,000 and $2,500,000, respectively, of charges related to the Company’s former investment in Riverside Corporate Underwriters, Ltd. (“RCUL”), a Lloyd’s corporate name.  Lloyd’s informed the Company in 2001 that it was liable for part of the adverse development in the Lloyd’s syndicates in which RCUL provided capacity in 1999 and 1998.  The Company had provided a letter of credit to RCUL in order for RCUL to participate on various Lloyd’s syndicates.  The charge represented the Company’s best estimate of its potential exposure based upon then available information.

Operating Expenses.

Net Losses and Loss Adjustment Expenses Incurred.  The ratio of net losses and loss adjustment expenses incurred to net earned premium (the “loss ratio”) was 63.1% and 69.7% for the nine months ended September 30, 2002 and 2001, respectively.  The loss ratio was 66.0% for the third quarter of 2002 compared to 79.4% for the 2001 third quarter.  The higher loss ratios in 2001 were primarily due to the September 11, 2001 terrorist attack on the World Trade Center which accounted for 4.3 points and 12.3 points of the loss ratio for the nine months and the third quarter of 2001, respectively.  There was no development in the Company’s incurred losses in 2002 related to the World Trade Center.

Commission Expense.  Commission expense as a percentage of net earned premium was 20.4% and 21.7% for the nine months ended September 30, 2002 and 2001, respectively, and 19.5% and 21.7% for the third quarters of 2002 and 2001, respectively.  The commission expense tends to fluctuate with changes in the mix of business.

Other Operating Expenses.  Other operating expenses increased to $27,997,000 during the nine months ended September 30, 2002 from $19,443,000 during the corresponding period of 2001, and to $9,127,000 during the third quarter of 2002 from $6,602,000 in the third quarter of 2001, primarily due to the increase in employee related expenses resulting from expansion of the business.  No expense for amortization of goodwill has been recorded in the nine and three months ended September 30, 2002 compared to an after tax expense of $183,000 and $61,000 recorded in the nine and three months ended September 30, 2001, respectively.

Interest Expense.  Interest expense was $463,000 for the nine months ended September 30, 2002 compared to $1,108,000 during the corresponding period of 2001.  This decrease was due to a smaller loan balance and lower interest rates on the loan.  The interest expense for the three months ended September 30, 2002 decreased to $158,000 from $289,000 for the same period in 2001.

Income Taxes.  The effective tax rate was 25.9% and 53.5% for the nine months ended September 30, 2002 and 2001, respectively.  The rates differed from the Federal statutory income tax rate primarily due to the change in the valuation allowance to the extent of income or loss generated in certain of its foreign operations, and also to tax-exempt interest income.

The Company’s valuation allowance for the nine and three month periods ended September 30, 2002 decreased by $1,041,000 and $358,000, respectively, relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by those operations in 2002.  At September 30, 2002 and 2001, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $4,755,000 and $6,689,000, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $15,850,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,099,000 and $1,443,000 at September 30, 2002 and 2001, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $11,545,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

The Company had alternative minimum tax carryforwards of $1,115,000 and $4,025,000 at September 30, 2002 and 2001, respectively.

Net Income (Loss).  The Company had net income of $12,495,000 for the nine months ended September 30, 2002 compared to $1,444,000 for the same period last year.  On a diluted per share basis, this represented net income per share of $1.45 and $0.17 for the nine months ended September 30, 2002 and 2001, respectively.  Net income in the third quarter of 2002 was $5,271,000, or $0.61 per share, compared to a net (loss) in the third quarter of 2001 of $(2,921,000), or $(0.35) per share.

Liquidity and Capital Resources

Cash flow provided by operations was $61,771,000 and $13,646,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in the 2002 operating cash flow was primarily due to increases in net written premium and reductions in reinsurance recoverables.  Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

The Company has a credit facility provided through a consortium of banks.  The credit facility provides for a $14.5 million revolving line of credit facility, which reduces each quarter by amounts totaling $4.5 million in 2002, $5.5 million in 2003 and $9.0 million in 2004 until it terminates on November 19, 2004, and a $55.0 million letter of credit facility.  At September 30, 2002, $14,500,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 3.2%.  The letter of credit facility is utilized primarily by NCUL and Millennium for its participation in Lloyd’s Syndicate 1221.  The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year.  If the banks decide to not renew the letter of credit portion of the facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue its participation in Syndicate 1221.  At September 30, 2002, letters of credit with an aggregate face amount of $51,996,000 were issued under the letter of credit facility.

At September 30, 2002, the Company’s consolidated stockholders’ equity was $167,088,000 compared to $147,206,000 at December 31, 2001.  The increase was primarily due to the net income for the nine months ended September 30, 2002 and the increase in the unrealized gains in the investment portfolio.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2001 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company and its consolidated subsidiaries required to be included in the Company’s periodic filings under the Exchange Act.

(b)           Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.  There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Part II - Other Information

Item 1.    Legal Proceedings:

The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except that in the third quarter of 2002, the Company was notified that a legal proceeding had been brought against Navigators Insurance by the liquidator of one of its former reinsurers.  The suit alleges that certain letters of credit amounting to $3.7 million provided to Navigators Insurance as collateral constituted a preferential transaction.  The Company believes that the suit is totally without merit and intends to vigorously defend its position.

Item 2.    Changes in Securities:

None.

Item 3.    Defaults Upon Senior Securities:

None.

Item 4.    Submissions of Matters to a Vote of Securities Holders:

None.

Item 5.    Other Information:

None.

Item 6.    Exhibits and Reports on Form 8-K:

(a)           Exhibits:

Exhibit No.	Description of Exhibit
10-21	Amendment No. 4 dated October 18, 2002 to the 1998 Credit Agreement
99-1	Certification of CEO
99-2	Certification of CFO

(b)           Reports on Form 8-K:

There were no reports on Form 8-K filed for the nine months ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)

Dated: November 14, 2002	/s/ Bradley D. Wiley
Bradley D. Wiley
Senior Vice President, Chief Financial Officer and Secretary

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Terence N. Deeks, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of The Navigators Group, Inc.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Terence N. Deeks
Terence N. Deeks
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Bradley D. Wiley, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of The Navigators Group, Inc.

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Bradley D. Wiley
Bradley D. Wiley
Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10-21	Amendment No. 4 dated October 18, 2002 to the 1998 Credit Agreement
99-1	Certification of CEO
99-2	Certification of CFO