Form 10-K
period 2002-12-31
NAVIGATORS GROUP INC
filed 2003-03-31
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of voting stock held by non-affiliates as of June 28, 2002 was $113,016,000.

        The number of common shares outstanding as of March 21, 2003 was 8,492,535.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's 2003 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Form 10-K.

Forward-looking statements

        Some of the statements in this Annual Report on Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Act of 1995. We derive forward-looking information from information which we currently have and assumptions which we make. We cannot assure that results which we anticipate will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. The Company undertakes no obligation to publicly update or revise any forward-looking statement. Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

  •
  the effects of domestic and foreign economic conditions, and conditions which affect the market for property and casualty insurance;

  •
  changes in the laws, rules and regulations which apply to our insurance companies;

  •
  the effects of emerging claim and coverage issues on our business, including adverse judicial or regulatory decisions and rulings;

  •
  the effects of competition from banks, other insurers and the trend toward self-insurance;

  •
  risks which we face in entering new markets and diversifying the products and services we offer;

  •
  unexpected turnover of our professional staff;

  •
  changing legal and social trends and inherent uncertainties in the loss estimation process that can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

  •
  risks associated with our continuing ability to obtain reinsurance covering our exposures at appropriate prices and/or in sufficient amounts and the related recoverability of our reinsured losses;

  •
  weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers;

  •
  our ability to attain adequate prices, obtain new business and to retain existing business consistent with our expectations;

  •
  the possibility of downgrades in our claims-paying and financial strength ratings significantly adversely affecting us, including reducing the number of insurance policies we write generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;

  •
  the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and

  •
  other risks which we identify in future filings with the Securities and Exchange Commission.

Part I

Item 1. BUSINESS

General

        The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its twelve active wholly owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company consists of insurance company operations, insurance underwriting agencies and operations at Lloyd's of London. Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. The term "Parent Company" is used to mean the Company without its subsidiaries. All significant intercompany transactions and balances have been eliminated.

        The Company's two insurance company subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. NIC is a surplus lines insurance company fully reinsured by Navigators Insurance. Surplus lines insurance companies operate on a non-admitted basis, and are not subject to state regulation of rates and forms. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

        Five of the Company's wholly owned insurance underwriting agencies (the "Navigators Agencies"), produce business for the Insurance Companies. They specialize in writing marine and related lines of business, general liability insurance and professional liability coverages.

        Each of the Navigators Agencies write marine and related business for Navigators Insurance which is pooled with four unaffiliated insurance companies. The five insurance companies comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance with the business shared through the pool. Navigators Insurance had a 75% net participation in the pool.

        Navigators Specialty, a division of a Navigators Agency located in San Francisco, California, produces business exclusively for the Insurance Companies. It specializes in underwriting general liability insurance coverage for general contractors and small artisans as well as small commercial risks with the majority of the business located on the west coast of the U.S.

        Navigators Pro, a division of a Navigators Agency located in New York, specializes in underwriting professional liability insurance and began producing directors & officers liability insurance exclusively for the Insurance Companies in the fourth quarter of 2001. In late 2002, Navigators Pro introduced additional products to complement its directors & officers liability coverage. The products include employment practices liability, lawyers professional liability and miscellaneous professional liability coverages.

        Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries consisting of the Lloyd's Operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the UK Branch of Navigators Insurance. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

        The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive their premium primarily from business written by the Navigators Agencies. The Lloyd's Operations derive their premium from business written by NUAL. The Navigators Agencies and NUAL receive commissions and, in some cases, profit commissions and service fees on the business produced.

        Property and casualty insurance premiums historically have been cyclical in nature and, accordingly, during a "hard market" demand for property and casualty insurance exceeds supply or capacity and, as a result, premiums and commissions may increase. On the downturn of the property and casualty cycle, which is referred to as a "soft market", supply exceeds demand and, as a result, premiums and commissions may decrease.

Lines of Business

        The Company's two largest lines of business are marine and general liability insurance. It also writes professional liability insurance, onshore energy, engineering and construction insurance. In 2002, the Company began to write surety, commercial multiple peril and commercial automobile from its midwest office and personal umbrella insurance from its California office. Marine insurance includes hull, offshore energy, liability and cargo; general liability insurance is primarily contractors' liability; onshore energy insurance focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption; and engineering and construction insurance consists of coverage for construction projects including machinery, equipment and loss of use due to delays. In November 2001, the Company formed a new division, Navigators Pro, specializing in professional liability insurance, primarily directors and officers coverages.

Marine Insurance

        Navigators Insurance obtains marine business through participation in the marine pool managed by the Navigators Agencies. The composition of the pool and the level of participation of each member changes from time to time. Navigators Insurance's net participation in the marine pool for 2002, 2001 and 2000 was 75%. The Navigators Agencies generally receive commissions equal to 7.5% of the gross premium earned on marine insurance and are entitled to receive a 20% profit commission on the net underwriting profits of the pool.

        The Lloyd's marine premium is generated as a result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221. The Company's share of the premiums, losses and expenses from Lloyd's Syndicate 1221 are included in the Company's consolidated results.

Engineering and Construction

        The Lloyd's Operations write engineering and construction business consisting of coverage for construction projects including machinery, equipment and loss of use due to delays.

Onshore Energy

        The Lloyd's Operations also write onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

General Liability

        Navigators Specialty writes primary general liability and excess liability/umbrella insurance for general contractors and small artisans and other small commercial risks.

Professional Liability

        In late 2001, the Insurance Companies began to write professional liability insurance through Navigators Pro, a division of one of the Navigators Agencies. Navigators Pro primarily offers directors and officers liability insurance for privately held and publicly traded corporations. More recently, Navigators Pro began offering employment practices liability, lawyers professional liability and miscellaneous professional liability coverages.

Surety

        Beginning in the third quarter of 2002, the Company began producing surety business from its midwest office with a focus on the small to medium contractor market as well as the small general commercial surety risks.

Other Property/Casualty Insurance

        In late 2002, the Company began to write commercial multiple peril and commercial automobile from its midwest office and personal umbrella insurance from its California office.

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

        The Company is protected by various treaty and facultative reinsurance agreements. The Company's exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer must have an A.M. Best and/or Standard & Poor's ("S&P") rating of A or better, or equivalent financial strength if not rated, plus at least $150 million in policyholders' surplus. The list of acceptable reinsurers is reviewed periodically by the Reinsurance Security Committee. The reinsurance is placed either directly by the Company or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers. The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. See Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Net Loss and LAE Incurred for a discussion of the reinsurance recoverables from and financial strength ratings of the Company's primary reinsurers.

Reserves

        Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses ("LAE") for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE for insurance companies such as Navigators Insurance and NIC, and Lloyd's corporate members such as NCUL and Millennium is dependent upon the receipt of information from the pools and syndicates in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance, NIC, NCUL and Millennium.

        Reserves are established for the Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses (which are referred to as IBNR) are determined in part on the basis of statistical information and in part on industry experience.

        Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting its loss reserve estimates, the Company reviews statistical data covering several years, analyzes patterns by line of business and considers several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Based on this review, the Company makes a best estimate of its ultimate liability. The Company does not establish a range of loss estimates around the best estimate it uses to establish its reserves and LAE. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

        Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. Our long tail business includes contractors' liability and professional liability insurance. We are also exposed to some asbestos and environmental liability primarily through our marine line of business. Management believes that its reserves for such claims are adequate because the Company's participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, it believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount can vary. For the long tail liability classes, a relatively small proportion of net losses in the more recent accident years are reported claims and an even smaller proportion are paid losses. Therefore, a relatively large proportion of our net losses for these classes are reserves for IBNR losses. In fact, approximately 76% of our construction liability net loss reserves at December 31, 2002 were for IBNR. Virtually all of the professional liability net loss reserves at December 31, 2002 were for IBNR. Where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, our loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, and the legal, regulatory and current risk environment. The expected ultimate losses are adjusted as the accident years mature. As of December 31, 2002, there were 495 open claims for construction defect liability insurance and seven open claims for professional liability coverage. Additional information regarding the complexity of estimating asbestos and environmental reserves is discussed below under Environmental Pollution and Asbestos Related Claims. The Company does not discount any of its reserves.

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

        The following table presents an analysis of losses and LAE:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Net reserves for losses and LAE at beginning of year	$202,759	$174,883	$170,530

Provision for losses and LAE for claims occurring in the current year	134,721	96,664	60,152
Lloyd's Operations—reinsurance to close	1,641	4,196	7,854
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	7,038	5,385	(4,994)

Incurred losses and LAE	143,400	106,245	63,012

Losses and LAE payments for claims occurring during:
Current year	(16,727)	(24,723)	(15,358)
Prior years	(64,785)	(53,646)	(43,301)

Losses and LAE payments	(81,512)	(78,369)	(58,659)

Net reserves for losses and LAE at end of year	264,647	202,759	174,883

Reinsurance receivables on unpaid losses and LAE	224,995	198,418	182,791

Gross reserves for losses and LAE at end of year	$489,642	$401,177	$357,674

        The following table presents the development of the loss and LAE reserves for 1992 through 2002. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

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

        As part of our risk management process, we purchase reinsurance to limit our liability on individual risks and to protect against catastrophic loss. We purchase both quota share reinsurance and excess of loss reinsurance. Quota share reinsurance is often times utilized on the lower layers of risk and excess of loss reinsurance is used above the quota share reinsurance to limit our net retention per risk. Net retention means the amount of losses that we keep for our own account. Once our initial reserve is established and our net retention is exceeded, any adverse development will directly affect the gross loss reserve, but would generally have no impact on our net retained loss. Generally our limits of exposure are known with greater certainty when estimating our net loss versus our gross loss. This situation tends to create greater volatility in the deficiencies and redundancies of the gross reserves as compared to the net reserves.

	Year Ended December 31,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002
	(In thousands)
Net reserves for losses and LAE	$89,361	$103,176	$135,377	$138,761	$132,558	$139,841	$150,517	$170,530	$174,883	$202,759	$264,647
Reserves for losses and LAE re-estimated as of:
One year later	94,785	104,306	142,400	136,309	131,524	136,458	159,897	165,536	180,268	209,797
Two years later	98,062	102,831	139,139	134,324	127,901	138,991	149,741	160,096	183,344
Three years later	98,338	101,537	138,155	131,658	126,457	129,592	142,229	156,322
Four years later	97,257	100,432	135,482	131,018	117,388	123,038	138,495
Five years later	96,889	98,805	134,197	122,845	113,078	121,208
Six years later	96,358	97,740	129,213	119,453	108,720
Seven years later	94,457	93,812	126,537	116,398
Eight years later	93,578	92,568	124,491
Nine years later	93,192	91,444
Ten years later	93,165
Net cumulative redundancy (deficiency)	(3,804)	11,732	10,886	22,363	23,838	18,633	12,022	14,208	(8,461)	(7,038)
Net cumulative paid as of:
One year later	37,998	32,700	47,187	39,741	32,416	41,798	38,976	43,301	53,646	64,785
Two years later	54,552	53,603	69,960	59,397	59,796	64,301	63,400	71,535	91,352
Three years later	65,997	62,769	83,921	78,821	71,420	74,588	79,218	88,570
Four years later	72,063	69,356	97,499	87,876	77,593	81,480	89,913
Five years later	75,864	75,534	104,454	92,189	81,468	89,066
Six years later	80,193	80,308	107,469	95,313	85,823
Seven years later	84,132	81,584	109,066	98,497
Eight years later	85,010	82,435	111,346
Nine years later	85,648	83,507
Ten years later	86,643
Gross liability-end of year	224,191	247,346	314,898	273,854	269,601	278,432	342,444	391,094	357,674	401,177	489,642
Reinsurance recoverable	134,830	144,170	179,521	135,093	137,043	138,591	191,927	220,564	182,791	198,418	224,995

Net liability-end of year	89,361	103,176	135,377	138,761	132,558	139,841	150,517	170,530	174,883	202,759	264,647
Gross re-estimated latest	281,747	260,724	341,818	285,685	275,514	296,095	346,283	380,629	391,828	413,806
Re-estimated recoverable latest	188,582	169,280	217,327	169,287	166,794	174,887	207,788	224,307	208,484	204,009

Net re-estimated latest	93,165	91,444	124,491	116,398	108,720	121,208	138,495	156,322	183,344	209,797
Gross cumulative (deficiency)	(57,556)	(13,378)	(26,920)	(11,831)	(5,913)	(17,663)	(3,839)	10,465	(34,154)	(12,629)

        The net cumulative deficiency for the year ended December 31, 1992 resulted from adverse development in certain lines of business. The 1992 and 1993 gross cumulative deficiencies resulted primarily from the 1989 Exxon Valdez loss. The gross cumulative deficiencies for 1994 and 1995 resulted primarily from the 1994 Northridge Earthquake loss, the 1989 Exxon Valdez loss and a large marine liability claim reported in 1999 affecting years 1994 through 1998. The 1996 gross cumulative deficiency resulted from adverse development in several lines of business. The 1997 gross cumulative deficiency resulted from adverse development in the onshore energy business and from one large 1989 claim from a run-off book of business which also adversely affected years prior to 1997. The gross deficiency in 1998 resulted from the two marine liability claims mentioned, a large energy claim incurred in 1998 and reported in 1999 and reserve strengthening in the Company's Lloyd's Operations. The 2000 gross and net adverse development resulted from the Company's Lloyd's Operations establishing reserves against premiums from prior years' which were received in excess of the Company's original premium estimates and strengthening the Lloyd's reserves related to the 1999 underwriting year. The net reserve deficiency for 2001 year resulted primarily from adverse development in the general liability line of business. The gross deficiency in the 2001 year resulted primarily from the adverse development in the general liability and marine lines of business. The adverse development on the Company's gross reserves has been mostly reinsured through excess of loss reinsurance treaties. As a result of these reinsurance arrangements, while the Company's gross losses and related reserve deficiencies and redundancies are very sensitive to adverse developments such as those described above, our net losses and related reserve deficiencies and redundancies tend to be less sensitive to such developments.

        Management believes that the reserves for losses and LAE are adequate to cover the ultimate cost of losses and LAE on reported and unreported claims.

Environmental Pollution and Asbestos Related Claims

        Establishing net loss reserves for asbestos, environmental and other mass tort claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, and availability and collectibility of recoveries from reinsurers, and estimating the extent and timing of any contractual liability.

        In 2002, 2001 and 2000, the Company recorded net paid losses and LAE of $262,000, $86,000 and $173,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 2002 and 2001, the Company carried net reserves of $1,513,000 and $1,185,000, respectively, for the potential exposure to such claims. Management believes that its reserves for such claims are adequate because the Company's participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, it believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates. Moreover, due to the uncertainties and factors described above, management believes it is not presently practicable to develop a meaningful range for any such additional net loss reserve that may eventually be required. At December 31, 2002, there were 477 open claims on 304 policies with environmental pollution or asbestos exposures. Management will continue to review its exposure to and reserves for such claims. Any potential exposure to these claims exists predominantly in connection with the marine business.

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

        The Insurance Companies' investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis. The investments are managed by outside professional fixed income and equity portfolio managers. Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus. The Insurance Companies seek to attain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds and common stocks. The Insurance Companies' investment guidelines require that at least 90% of the fixed income portfolio be rated "A-" or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges. At December 31, 2002 and 2001, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

        The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to the pool members, including Navigators Insurance.

        The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis and for the Insurance Companies for each of the years in the three year period ended December 31, 2002:

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
The Company Consolidated
Average investments	$378,059	$315,297	$281,770
Net investment income	18,058	19,354	18,447
Average yield	4.78%	6.14%	6.55%
Insurance Companies
Average investments	$310,368	$256,728	$241,208
Net investment income	15,489	16,144	15,536
Average yield	4.99%	6.29%	6.44%

        The following table shows the cash and investments of the Company as of December 31, 2002:

	Carrying Value	Percent of Total
	(In thousands)

Cash and short-term investments	$74,535	16.5%
U.S. Treasury Bonds and GNMAs	166,842	36.8
Municipal bonds	50,127	11.1
Mortgage backed securities (excluding GNMAs)	50,489	11.1
Asset backed securities	14,998	3.3
Corporate bonds	84,220	18.6
Common stocks	11,674	2.6

Total	$452,885	100.0%

        Fixed maturity securities include bonds and mortgage and asset backed securities. All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.

        The following table presents the amortized cost or cost, as applicable, gross unrealized gains and losses and fair value for all fixed maturity and equity securities:

December 31, 2002	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$159,729	$7,113	$—	$166,842
States, municipalities and political subdivisions	47,709	2,463	(45)	50,127
Mortgage and asset backed (excluding GNMAs)	63,830	1,664	(7)	65,487
Corporate bonds	80,553	4,017	(350)	84,220

Total fixed maturities	$351,821	$15,257	$(402)	$366,676

Equity securities—common stocks	$12,286	$245	$(857)	$11,674

December 31, 2001	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$96,626	$1,840	$(517)	$97,949
States, municipalities and political subdivisions	44,538	1,372	(248)	45,662
Mortgage and asset backed (excluding GNMAs)	63,513	2,952	(2,259)	64,206
Corporate bonds	83,030	2,193	(975)	84,248

Total fixed maturities	$287,707	$8,357	$(3,999)	$292,065

Equity securities—common stocks	$7,225	$715	$(265)	$7,675

        The Company regularly reviews its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to amortized cost or cost, as appropriate, the Company's intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions.

        When a security in the Company's investment portfolio has an unrealized loss that is deemed to be other-than-temporary, the Company writes the security down to fair value through a charge to operations. Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

        The following table shows the Company's other-than-temporary losses recorded in its fixed maturity and equity portfolios for the periods indicated:

(In thousands)	Total Write-downs	Write-downs On Securities Sold During Period	Write-downs On Securities Held at Period End
Year ended December 31, 2002
Fixed maturities	$2,905	$2,905	$—
Equities	—	—	—

Total Portfolio	$2,905	$2,905	$—

Year ended December 31, 2001
Fixed maturities	$1,618	$—	$1,618
Equities	—	—	—

Total Portfolio	$1,618	$—	$1,618

Year ended December 31, 2000
Fixed maturities	$—	$—	$—
Equities	—	—	—

Total Portfolio	$—	$—	$—

        As of December 31, 2002, the Company's total portfolio had $15.5 million in gross unrealized gains and $1.3 million in gross unrealized losses, compared to $9.1 million in gross unrealized gains and $4.3 million in gross unrealized losses at December 31, 2001. The increase in the net unrealized gains during 2002 was the result of lower interest rates.

        The following table summarizes all securities in an unrealized loss position at December 31, 2002 and December 31, 2001, the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

(In thousands)	2002		2001
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs
0-6 Months	$—	$—	$20,887	$503
7-12 Months	—	—	907	14
> 12 Months	—	—	—	—

Subtotal	—	—	21,794	517

States, municipalities and political subdivisions
0-6 Months	1,144	16	1,395	16
7-12 Months	—	—	2,766	73
> 12 Months	894	29	3,929	159

Subtotal	2,038	45	8,090	248

Mortgage and asset backed (excluding GNMAs) 0-6 Months	221	1	6,666	489
7-12 Months	—	—	4,382	9
> 12 Months	218	6	7,782	1,761

Subtotal	439	7	18,830	2,259

Corporate bonds
0-6 Months	2,037	72	6,112	729
7-12 Months	515	7	954	23
> 12 Months	1,841	271	4,706	223

Subtotal	4,393	350	11,772	975

Total Fixed Maturities	$6,870	$402	$60,486	$3,999

Equity securities—common stocks
0-6 Months	$3,378	$254	$1,322	$39
7-12 Months	2,736	446	1,130	185
> 12 Months	987	157	296	41

Total Equity Securities	$7,101	$857	$2,748	$265

        The above unrealized losses have been determined to be temporary and resulted from changes in market conditions. We will continue to analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.

        The following table shows the composition by NAIC rating and the generally equivalent S&P and Moody's ratings of the fixed maturity securities in the Company's portfolio with gross unrealized losses at December 31, 2002. Not all of the securities are rated by S&P and/or Moody's:

(Dollars in thousands)
NAIC Rating	Equivalent S&P Rating	Equivalent Moody's Rating	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
1	AAA/AA/A	Aaa/Aa/A	$305	75.9%	$4,634	67.5%
2	BBB	Baa	97	24.1	2,236	32.5
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	—	—	—	—

		Total	$402	100.0%	$6,870	100.0%

        At December 31, 2002, all of the gross unrealized losses are on fixed maturity securities that are rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a S&P rating of BBB- or higher, or a Moody's rating of Baa3, or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

        The scheduled maturity dates for fixed maturity securities in an unrealized loss position at December 31, 2002 are shown below.

	Unrealized Loss	Percent to Total	Fair Value	Percent to Total
	(Dollars in thousands)
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	25	6.2	1,868	27.2
Due after five years through ten years	19	4.7	1,495	21.8
Due after ten years	351	87.3	3,067	44.6
Mortgage and asset backed securities(1)	7	1.8	440	6.4

Total fixed income securities	$402	100.0%	$6,870	100.0%

(1)
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

        Under insolvency or guaranty laws in most states in which Navigators Insurance and NIC operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. During 2002, the Company was assessed by the California Insurance Guaranty Association and paid an amount of $798,000. This amount is allowed to be recovered by a surcharge on policies written in California during 2003. The Company expects to fully recover this amount and has recorded it as an asset.

        Navigators Insurance is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia and Puerto Rico. NIC is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer, or meets the financial requirements where there is not a formal approval process, in 41 states and the District of Columbia.

        As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies are currently being examined for the years 1996 through 2000 by the Department. The audit work has been completed but a report has not yet been issued. No material adjustments are expected to the previously filed statutory financial statements.

        The Insurance Regulatory Information System ("IRIS") was developed by the National Association of Insurance Commissioners ("NAIC") and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 2002 and 2001, the Insurance Companies' results were within the usual values for all IRIS ratios except that the change in net writings and estimated current reserve deficiency to surplus ratios were outside the usual values for Navigators Insurance due to the increase in premiums resulting from the increase in premium rates and new business. In addition, NIC's agents' balances to policyholders' surplus ratio was outside of the usual range due to the increase in premium writings. All of the business written by NIC is reinsured by Navigators Insurance.

        The NAIC completed a project which codifies statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that was effective January 1, 2001. The Company prepared its statutory basis financial statements in accordance with the revised statutory manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner. Beginning in 2002, the Department permitted certain deferred income taxes to be included in surplus of the statutory basis financial statements. This resulted in increasing the surplus of Navigators Insurance by $7.8 million.

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

        In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the terrorist attacks of September 11, 2001, the Terrorism Risk Insurance Act of 2002 ("TRIA") was enacted and is designed to ensure the availability of insurance coverage for foreign terrorist acts in the United States of America. This law establishes a federal assistance program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and requires such companies to offer coverage for certain acts of terrorism. As a result, the Company will be prohibited from adding certain terrorism exclusions from its policies. While the Company is protected by federally funded terrorism reinsurance as provided for in TRIA, there is a substantial deductible that must be met. The full impact of TRIA upon the Company is not yet known, as this law could cause reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

        State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The RBC rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by Navigators Insurance and NIC, their RBC levels exceed a level that would trigger regulatory attention. In their respective 2002 statutory financial statements, Navigators Insurance and NIC have complied with the NAIC's RBC reporting requirements.

        In addition to regulations applicable to insurance agents generally, the Navigators Agencies are subject to Managing General Agents Acts in their state of domicile and in certain other jurisdictions where they do business.

        The Company's subsidiaries domiciled in the UK are subject to regulation from the government regulatory authorities in the UK and from Lloyd's.

Competition

        The property and casualty insurance industry is highly competitive. The Company faces competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which the Company is engaged is based on many factors, including the perceived overall financial strength of the Company, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and the Company faces the risk that it will lose market share to higher rated insurers.

        Another competitive factor in the industry involves banks and brokerage firms breaking down the barriers between various segments of the financial services industry, including insurance. These efforts pose new challenges to insurance companies and agents from industries traditionally outside the insurance business.

        No single insured or reinsured accounted for 10% or more of the Company's gross written premium in 2002.

Employees

        As of December 31, 2002, the Company had 169 full-time employees.

Available Information on the Internet

        The Company's website address is http://www.navigators-insurance.com. Through its website (at http://www.navigators-insurance.com/finance/sec_filings.html), the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

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

Item 3. LEGAL PROCEEDINGS

        The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit. In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with a reinsurer. In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit. In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.2 million of the letters of credit. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. Although the Company believes it has strong defenses against these claims and that the liquidators' assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation. The Company intends to vigorously defend its position and is currently in the process of filing affidavits and motions seeking a prompt dismissal of the liquidators' claims in Australian court.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company's common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

        The high and low bid prices for the four quarters of 2002 and 2001 are as follows:

	2002		2001
	High	Low	High	Low
First Quarter	$24.00	$19.75	$14.38	$12.88
Second Quarter	$29.02	$22.06	$20.85	$13.13
Third Quarter	$27.46	$19.50	$20.20	$17.52
Fourth Quarter	$27.22	$18.27	$20.90	$16.95

        There were approximately 100 holders of record of shares of the Company's common stock as of March 14, 2003. However, management believes there are in excess of 1,000 beneficial owners of the stock.

Dividends

        The Company has not paid or declared any cash dividends on its common stock. While there presently is no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors and the amounts of such dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition and business needs, restrictive covenants under debt arrangements, the capital and surplus requirements of its subsidiaries and applicable government regulations.

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2002 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except book value and net income (loss) per share)
Operating Information:
Net earned premium	$226,294	$150,244	$97,240	$89,442	$91,203
Net investment income	18,058	19,354	18,447	15,985	15,209
Total revenues	252,668	171,174	120,084	105,624	115,120
Income (loss) before income taxes	22,216	5,360	10,338	(5,392)	15,153
Net income (loss)	16,397	3,668	7,032	(3,652)	11,489
Net income (loss) per share:
Basic	$1.94	$0.44	$0.84	$(0.43)	$1.37
Diluted	$1.89	$0.43	$0.84	$(0.43)	$1.36
Average common shares:
Basic	8,463	8,419	8,414	8,419	8,414
Diluted	8,676	8,547	8,414	8,419	8,459
Balance Sheet Information (at end of period):
Total investments & cash	$452,885	$333,090	$293,480	$270,169	$281,079
Total assets	917,919	712,757	616,016	631,795	592,086
Loss and LAE reserves	489,642	401,177	357,674	391,094	342,444
Notes payable	14,500	19,000	22,000	24,000	23,500
Stockholders' equity	171,275	147,206	143,480	130,365	143,266
Book value per share	$20.18	$17.47	$17.05	$15.51	$16.96
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company is a holding company with twelve active wholly owned subsidiaries. See BUSINESS-General included herein for a description of the Company.

        The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive their premium primarily from business written by the Navigators Agencies. The Lloyd's Operations derive their premium from business written by NUAL. The Navigators Agencies and NUAL receive commissions and, in some cases, profit commissions and service fees on the business produced.

Critical Accounting Policies

        It is important to understand the Company's accounting policies in order to understand its financial statements. Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates, which would be reflected in future periods.

        The Company's most critical accounting policies involve the reporting of the reserves for losses and loss adjustment expenses (including losses that have occurred but were not reported to the Company by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for Lloyd's results, and goodwill.

        Loss Reserves and LAE.    The Company's loss reserves are discussed under the BUSINESS—Reserves section and Note 6 to the Company's consolidated financial statements, both included herein. Loss reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results.

        Reinsurance Recoverables.    Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. The Company is required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See the BUSINESS—Reinsurance Ceded section and Note 7 to the Company's consolidated financial statements, included herein.

        Written and Unearned Premium.    Written premium is recorded based on the insurance policies that have been reported to the Company and the policies that have been written by agents but not yet reported to the Company. The Company must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. See Note 1 to the Company's consolidated financial statements, included herein.

        Deferred Tax Assets.    The Company has recorded valuation allowances related to deferred tax assets resulting from net operating loss carryforwards due to the uncertainty associated with the realization of the deferred tax asset related to certain of the Company's foreign, state and local operations. Even though the Company's foreign operations were profitable in 2002, the valuation allowance was released only to the extent of the 2002 profits since future profitability remains uncertain. See Note 5 to the Company's consolidated financial statements, included herein.

        Impairment of Invested Assets.    Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security's fair value has been below amortized cost or cost, and by how much, specific credit issues related to the issuer and current economic conditions. In general, we focus our attention on those securities whose market value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to amortized cost or cost, as appropriate, the Company's intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. For additional detail regarding the Company's investment portfolio at December 31, 2002, including disclosures regarding other-than-temporary declines in investment value, see the BUSINESS—Investments section and Note 2 to the Company's consolidated financial statements, included herein.

        Accounting for Lloyd's Results.    We record our pro rata share of Lloyd's syndicate assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates. At the end of the Lloyd's three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close". The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the reinsurance to close transactions. See Note 1 to the Company's consolidated financial statements, included herein.

        Historically, the Company reported Funds due from Lloyd's syndicate as a separate line item on its balance sheets. The balance consisted primarily of investments, cash and premiums receivables resulting from the Company's participation in Lloyd's Syndicate 1221. Commencing in 2002, the Company has recorded the amounts due from Lloyd's Syndicate 1221 as part of their separate components in its financial statements. As a result, the amounts previously classified as Funds due from Lloyd's syndicate have been reclassified to conform to the current year's presentation.

        Goodwill.    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 ("SFAS 142"), Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. The Company completed its impairment review resulting in no impairment of goodwill as of January 1, 2002. See Note 1 to the Company's consolidated financial statements, included herein.

Results of Operations

        General.    The Company's 2002, 2001 and 2000 results of operations reflect increasing premium rates beginning in late 2000 and continuing in 2001 and 2002.

        The 2001 results of operations were adversely impacted by approximately $4.5 million, both pretax and after tax, resulting from the September 11, 2001 terrorist attack on the World Trade Center consisting of estimated net incurred losses of $4.1 million and the net effect of reinsurance reinstatement premiums of $0.4 million, all of which originated from the Company's Lloyd's Operations. This represented the Company's best estimate of its maximum exposure determined by an analysis of policies that may have incurred a loss resulting from the terrorist attack. No additional losses related to the World Trade Center attack were incurred during 2002. However, given the uncertainty surrounding this event, the estimate may change over time as additional information becomes available.

        Revenues.    Gross written premium increased to $447.8 million in 2002 from $278.2 million in 2001 and from $188.4 million in 2000. The following table sets forth the Company's gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Year Ended December 31,
	2002		2001		2000
	(Dollars in thousands)
Insurance Companies:
Marine	$178,326	40%	$108,228	39%	$81,664	44%
General Liability	115,626	26	55,135	20	28,360	15
Professional Liability	23,430	5	694	—	—	—
Surety	58	—	—	—	—	—
Onshore Energy	579	—	(403)	—	82	—
Other	4,120	1	5,241	2	762	—

Gross Written Premium	322,139	72	168,895	61	110,868	59

Ceded Written Premium	(138,707)		(74,461)		(59,075)

Net Written Premium	183,432		94,434		51,793

Lloyd's Operations:
Marine	116,231	26	105,212	38	76,101	40
Engineering and Construction	5,477	1	2,517	1	936	1
Onshore Energy	3,991	1	1,570	—	520	—

Gross Written Premium	125,699	28	109,299	39	77,557	41

Ceded Written Premium	(38,352)		(31,198)		(21,257)

Net Written Premium	87,347		78,101		56,300

Total Gross Written Premium	447,838	100%	278,194	100%	188,425	100%

Total Ceded Written Premium	(177,059)		(105,659)		(80,332)

Total Net Written Premium	$270,779		$172,535		$108,093

Insurance Companies

        Marine Premium.    The 2002 and 2001 marine premium increased 64.8% and 32.5%, respectively, due to the increase in premium rates resulting in higher premiums on new and renewal business. The improved pricing environment resulted in Navigators Insurance increasing its writing of new business. The increased premium in 2002 of $70.1 million resulted from $49.2 million of new business and $20.9 million from rate increases which averaged 21%. Navigators Insurance obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 75% in 2002, 2001 and 2000.

        General Liability Premium.    This business consists primarily of general liability insurance for general contractors and small artisans as well as small commercial risks. The general liability premium increased 109.7% from 2001 to 2002 and 94.4% from 2000 to 2001 due to increased rates and expansion of the business. The increased premium in 2002 of $60.5 million resulted from $48.9 million of new business and $11.6 million of rate increases which averaged 30%. The new business and the rate increases resulted from a tightening market for California contractors' liability insurance and expansion of the artisan business.

        Professional Liability Insurance.    In late 2001, the Insurance Companies began to write professional liability insurance primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations. More recently, the professional liability business has been expanded to include errors and omissions insurance and employment practices liability coverages.

        Surety.    In late 2002, Navigators Insurance began to write surety business which consists of bonds guaranteeing the performance of a specific obligation. Our focus is on providing bid and performance bonds to small contractors requiring contract bonds for projects of $2 million or less.

        Onshore Energy.    During 2002, Navigators Insurance participated in the onshore energy business written by Syndicate 1221. The business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

Lloyd's Operations

        The Lloyd's premium is generated as the result of NCUL and Millennium providing capacity to Lloyd's Syndicate 1221 which is managed by NUAL.

        Lloyd's Syndicate 1221 had stamp capacity of £75.0 million ($112.7 million) in 2002, £66.3 million ($95.5 million) in 2001 and £66.3 million ($96.0 million) in 2000. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. Syndicate 1221 entered into a qualifying quota share agreement with a major reinsurer which increased the gross premium that could be written by Syndicate 1221 for the 2002 underwriting year from its stamp capacity of £75.0 million to a total of £86.6 million ($130.2 million). A qualifying quota share is a reinsurance contract which provides additional capacity to Lloyd's syndicates in order that they may write premiums up to 30% in excess of their stamp capacity. Only high quality reinsurers approved by Lloyd's can enter into a qualifying quota share transaction with a Lloyd's syndicate. The Company participates for 68.1%, 67.4% and 64.5% of Syndicate 1221's capacity for the 2002, 2001 and 2000 underwriting years, respectively. The Lloyd's marine business had been subject to pricing competition for several years through 2000. The pricing competition showed some signs of easing in 2000 and prices increased in 2001 and 2002. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. The Company makes estimates for each year and timely accrues the expected results. The Lloyd's Operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221.

        Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed. A Lloyd's syndicate typically closes an underwriting account by reinsuring outstanding claims on that account with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since, (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes as a result of this transfer, the reinsurance to close amounts vary accordingly. In our case, our participation increased from 52.5% in 1999 to 64.5% in 2000, to 67.4% in 2001, and to 68.1% in 2002. We therefore recorded our increasing proportionate share of the assets and liabilities of Syndicate 1221. At December 31, 2002, 2001 and 2000, the Company closed its 2000, 1999 and 1998 underwriting years, respectively, the net effect of which resulted in such transfers to NCUL and Millennium of $1.6 million, $4.2 million and $7.9 million, respectively. These transactions accounted for part of the increases in the premium volume in the Lloyd's Operations. The reinsurance to close transactions were recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the transactions.

        The Company also purchased an additional £7,379,000 ($11,018,000) of capacity for 2001 through an annual auction process in 2000 at a total cost of £133,000 ($199,000).

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

        Marine Premium.    In 2002, marine premium increased 10.5% from 2001 partially due to the increase in premium rates resulting in higher premiums on renewal and new business and due to the capacity provided to Syndicate 1221 by NCUL and Millennium increasing from 67.4% in 2001 to 68.1% in 2002. The higher premium rates averaging approximately 26% made the business more attractive resulting in the Lloyd's Operations increasing its writings of new business. The increased premium volume in 2001 compared to 2000 was also due to the increase in premium rates and to the capacity provided to Syndicate 1221 by NCUL and Millennium increasing from 64.5% in 2000 to 67.4% in 2001.

        Engineering and Construction Premium.    The business consists of coverage for construction projects including machinery, equipment and loss of use due to delays. The increases in the gross written premium in 2002 and 2001 were due to new business.

        Onshore Energy.    The business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption. The increases in the gross written premium in 2002 and 2001 were due to new business and rate increases. The 2002 increase was approximately 50% new business and 50% rate increases.

        Ceded Written Premium.    In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded premium to gross written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd's Operations. The amount of ceded premium in 2002 increased over 2001 due to the increase in gross written premium and the increase in reinsurance rates in 2002. The percentage of the Lloyd's Operations' ceded premium increased from 28.5% in 2001 to 30.5% in 2002 due to additional quota share reinsurance. The percentage of the Insurance Companies' premium which was ceded decreased from 44.1% in 2001 to 43.1% in 2002 primarily due to the increase in the general liability insurance premium of which the Insurance Companies retain more of the premium than in the other lines of business. The increase in ceded premium in the Lloyd's Operations from 27.4% in 2000 to 28.5% in 2001 was due to slightly higher reinsurance rates. The Insurance Companies' percentage of ceded premium decreased from 53.3% in 2000 to 44.1% in 2001 primarily due to the increase in the specialty insurance.

        Net Written Premium.    Net written premium increased 56.9% from 2001 to 2002 due to the increase in the gross written premium partially offset by the increase in the percentage of ceded premium from 38.0% in 2001 to 39.5% in 2002. Net written premium increased 59.6% from 2000 to 2001 primarily due to the increase in the gross written premium and the decrease in the percentage of premium ceded.

        Net Earned Premium.    Net earned premium increased due to the increase in the net written premium.

        Commission Income.    The increases in commission income from 2001 to 2002 of 13.9% and from 2000 to 2001 of 11.9% were due to the increase in marine premium for which the Company receives commission from unaffiliated insurers.

        Net Investment Income.    Net investment income decreased 6.7% in 2002 from the previous year due to lower interest rates during 2002 partially offset by increased invested assets. Investment income increased 4.9% during 2001 from 2000 primarily due to an increase in investment income allocated to NCUL and Millennium from the investments at the Lloyd's syndicates due to their increased participation in Syndicate 1221, reduction in the Insurance Companies' municipal portfolio, reduction in the expenses to manage the portfolio and the increase in the size of the portfolio. See BUSINESS—Investments, included herein, for additional information regarding the Company's net investment income.

        Net Realized Capital Gains.    Pre-tax net income included $1,668,000 of net realized capital gains for 2002 compared to $790,000 for 2001 and $265,000 for 2000. On an after tax basis, the net realized capital gains were $0.14 per share, $0.09 per share and $0.02 per share for 2002, 2001 and 2000, respectively. The 2002 and 2001 net realized capital gains include $2,905,000 and $1,618,000 of impairment losses recorded on three of the Company's asset backed securities.

        Other Income/(Expense).    Other income/(expense) for 2002 consisted primarily of foreign exchange gains, and fees related to the general liability insurance business. Other income/(expense) for 2001 consists primarily of a $3,800,000 charge related to the Company's former investment in Riverside Corporate Underwriters, Ltd. ("RCUL"), a Lloyd's corporate name. Lloyd's informed the Company in 2001 that it was liable for part of the adverse development in the Lloyd's syndicates in which RCUL provided capacity in 1999 and 1998. The Company had provided a letter of credit to RCUL in order for RCUL to participate on various Lloyd's syndicates. The Company believes that it has no further exposure to RCUL.

Operating Expenses

        Net Losses and Loss Adjustment Expenses Incurred.    The ratio of net loss and loss adjustment expenses incurred to net earned premium was 63.4%, 70.7% and 64.8% in 2002, 2001 and 2000, respectively. The decrease in the loss ratio from 2002 to 2001 was primarily due to the losses resulting from approximately $4.1 million of net losses related to the September 11, 2001 terrorist attack on the World Trade Center accounting for 2.7 points of the 2001 loss ratio and from approximately $1.9 million of net losses resulting from one large offshore energy claim (Petrobras) in the first quarter of 2001 accounting for 1.3 points of the 2001 loss ratio. Gross losses resulting from the terrorist attack were $17.6 million with the ceded portion of the losses reinsured by highly rated reinsurers. In October 2001, $8.1 million of the losses were paid and fully recovered from the reinsurers. The increase in the 2001 loss ratio compared to 2000 was primarily due to the 2001 losses described above. The Company does not discount any of its loss reserves.

        The following table sets forth the Company's net loss reserves by segment and line of insurance business as of the date indicated:

	As of December 31,
	2002	2001	2000
	(In thousands)
Insurance Companies:
Marine	$73,521	$57,563	$56,932
General Liability	64,949	35,812	24,728
Professional Liability	1,240	3	—
Surety	7	—	—
Onshore Energy	3,282	2,564	5,452
Other (reserves on run-off business)	23,408	26,573	27,963

Total Insurance Companies	166,407	122,515	115,075

Lloyd's Operations:
Marine	97,018	79,879	59,674
Engineering and Construction	726	229	86
Onshore Energy	496	136	48

Total Lloyd's Operations	98,240	80,244	59,808

Total Net Loss Reserves	$264,647	$202,759	$174,883

        As previously discussed under the caption BUSINESS—Reserves there are a number of factors that could cause actual losses and LAE to differ materially from the amount that the Company has reserved for losses and LAE. The risks and uncertainties associated with setting reserves include both fact specific matters associated with particular claims as well as general trends and developments that affect all of our lines of business. These general trends and developments include changes in the judicial, legislative and social environments as well as changes in economic conditions and claims handling practices. In particular, our reserves in the marine line of business over time tend to be most affected by inflation and other economic conditions as well as the uncertainties previously discussed under BUSINESS—Environmental Pollution and Asbestos Related Claims with respect to any asbestos and environmental exposure we have within this line. General uncertainties that we expect may have a large impact on our general liability reserves include changing federal and state regulation and judicial interpretation as well as general social trends that affect the liability claims made in this line. Finally, engineering and construction claims are also particularly impacted by general trends relating to liability theories and inflation.

        The increases in the loss reserves for the marine and general liability insurance was primarily due to the reserves on the increased premium volume. The Company started writing professional liability insurance in late 2001.

        The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the amounts of reinsurance receivables from those reinsurers. A reserve is established for any amounts considered uncollectible. At December 31, 2002 and 2001, the Company had an allowance for uncollectible reinsurance of $8,534,000 and $6,905,000, respectively.

        The following table lists our 10 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses, ceded loss adjustment expense and ceded unearned premium (constituting 49% of the total recoverable), together with the reinsurance recoverables and collateral (including letters of credit, ceded balances payable and other balances held), at December 31, 2002, and the reinsurers' rating from the indicated rating agency:

Reinsurer	Reinsurance Recoverables	Collateral Held	Rating	Rating Agency
	(In thousands)
General Reinsurance Corporation	$27,513	$4,529	A++	A.M. Best
Trenwick America Re Corp. & Subsidiaries	21,805	19,248	C	A.M. Best
Swiss Reinsurance America Corporation	18,219	2,749	A++	A.M. Best
American Re-Insurance Company	16,920	2,419	A+	A.M. Best
Folksamerica Reinsurance Company	13,335	1,751	A-	A.M. Best
Employers Mutual Casualty Company	12,066	2,392	A-	A.M. Best
National Liability & Fire Insurance Company	10,613	1,706	A++	A.M. Best
Munich Reinsurance Company	10,485	3,173	AA+	S&P
New Reinsurance Company	9,415	1,109	AA+	S&P
Partner Reinsurance Company of the U.S.	7,378	1,342	A+	A.M. Best

        See the Reinsurance Ceded, and Reserves sections under BUSINESS, included herein.

        Commission Expense.    Commission expense as a percentage of net earned premium was 20.9%, 20.7% and 20.6% for 2002, 2001, and 2000, respectively. The same ratios without the reinsurance to close premium were 21.1%, 21.3% and 22.5% in 2002, 2001 and 2000, respectively. The 2002 and 2001 commission expense ratios were similar. The decrease in the 2001 commission expense ratio compared to 2000 was primarily due to the increase in the Insurance Companies' net earned premium for the marine business. The reinsurance to close premium increased earned premium but did not change the commission expense, therefore the ratio of commission expense to earned premium decreased.

        Other Operating Expenses.    The increases in other operating expenses of 44.4% in 2002 and 8.8% in 2001 were primarily employee related expenses resulting from expansion of the business as discussed under the Revenues section included herein.

        Interest Expense.    The decreases in interest expense in 2002 and 2001 were primarily due to lower interest rates charged on the loan balance and a declining loan balance.

        Income Taxes.    The income tax expense was $5.8 million, $1.7 million and $3.3 million for 2002, 2001 and 2000, respectively. The effective tax rates for 2002, 2001 and 2000 were 26.2%, 31.6% and 32.0%, respectively. The Company had alternative minimum tax ("AMT") carryforwards of $1.0 million, $3.9 million and $5.3 million at December 31, 2002, 2001, and 2000, respectively. The AMT carryforwards were primarily attributable to the tax benefits from municipal bond interest.

        As of December 31, 2002 and 2001, the net deferred Federal, foreign, state and local tax asset was $6.5 million and $10.0 million, respectively. At December 31, 2002 the Company had a $6.7 million valuation allowance against its deferred tax asset compared to a $7.3 million valuation allowance at December 31, 2001. The valuation allowance has been maintained because of the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from certain of the Company's foreign, state and local operations. Even though the Company's foreign operations were profitable in 2002, the valuation allowance was released only to the extent of the 2002 profits since future profitability remains uncertain. The Company will continue to evaluate the valuation allowance based on the results of its foreign, state and local operations.

        Net Income.    The Company had net income of $16.4 million in 2002, $3.7 million in 2001 and $7.0 million in 2000. The increase in net income from 2001 to 2002 was primarily due to overall improved profitability in the insurance operations. The decrease in net income from 2000 to 2001 was primarily due to the losses resulting from the September 11, 2001 terrorist attack on the World Trade Center.

Liquidity and Capital Resources

        Cash flow provided by operations was $108.5 million, $41.3 million and $20.1 million for 2002, 2001, and 2000, respectively. The increases in the 2002 and 2001 operating cash flows were primarily due to the increases in net written premium. Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

        Invested assets and cash increased to $452.9 million at December 31, 2002 from $333.1 million at December 31, 2001. The increase was primarily due to the positive cash flow. Net investment income was $18.1 million in 2002, $19.4 million in 2001 and $18.4 million in 2000. The average yield of the portfolio, excluding net realized capital gains, was 4.78% in 2002, 6.14% in 2001 and 6.55% in 2000 reflecting the prevailing interest rates during those years. As of December 31, 2002, all fixed maturity securities and equity securities held by the Company were classified as available-for-sale.

        The average rating of the Company's fixed maturity investments is AA by Standard & Poor's and Aa by Moody's. The Company has no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment grade bonds. The portfolio has an average maturity of 5.1 years and a duration of 3.7 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure the Company's ability to satisfy claims. The Company incurred impairment losses of $2.9 million in 2002 and $1.6 million in 2001 on asset backed securities.

        The increase in reserves for losses and loss adjustment expenses and the related increase in the reinsurance receivable on paid and unpaid losses and loss adjustment expenses at December 31, 2002 as compared to 2001 was primarily due to the reserves on the increase in the earned premium in 2002 compared to 2001.

        The Company's bank credit facility provides a $14.5 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 1.25% on the used portion of the line of credit. The commitment fee on the unused portion of the line of credit is 0.25%. The line of credit facility reduces each quarter by amounts totaling $5.5 million in 2003 and $9.0 million in 2004. At December 31, 2002 and 2001, $14.5 million and $19.0 million in loans were outstanding, respectively, under the revolving line of credit facility at interest rates of 2.7% and 3.4%, respectively. The credit facility also provides for a $55 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221. The cost of the letters of credit is 1.3% for the used portion and 0.25% for the unused portion of the letter of credit facility. At December 31, 2002 and 2001, letters of credit with an aggregate face amount of $53.3 million and $47.5 million, respectively, were issued under the letter of credit facility. In 2001, $3.8 million of letters of credit were drawn upon as discussed in the Other Income/(Expense) section. No letters of credit were drawn upon in 2002.

        The bank credit facility is collateralized by the common stock of Navigators Insurance. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus, and other financial ratios. At December 31, 2002, the Company complied with all covenants.

        The Company had annual rental commitments at December 31, 2002 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2013. The commitments by year are $2.1 million for 2003, $2.2 million for 2004, $2.1 million for 2005, $2.0 million for 2006 and $5.7 million for 2007 and subsequent.

        Total stockholders' equity was $171.3 million at December 31, 2002, a 16.4% increase for the year as the result of the Company's net income in 2002 and increase in the unrealized gains in the Company's investment portfolio.

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

        Management considers the potential impact of these economic trends in estimating loss reserves. Management believes that the underwriting controls it maintains, and the fact that a significant amount of the Company's business is in lines of insurance which have relatively short loss payout patterns, assist in estimating ultimate claim costs more reasonably and lessen the potential adverse impact of the economy on the Company.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are currently managed as of December 31, 2002. The Company's market risk sensitive instruments are entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio as of December 31, 2002 was $452.9 million of which 80.9% was invested in fixed maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The Company's exposure to equity price risk and foreign exchange risk is not significant. The Company has no commodity risk.

        For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

        There were no significant changes regarding the investment portfolio in the Company's primary market risk exposures or in how those exposures were managed compared to the year ended December 31, 2001, other than the impairment losses of $2.9 million in 2002 and $1.6 million in 2001 recorded on three of the Company's asset backed securities. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2002.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of $16.0 million based on a 100 basis point increase in interest rates as of December 31, 2002. This loss amount only reflects the impact of an interest rate increase on the fair value of the Company's fixed maturities and short-term investments, which constitute approximately 46.6% of total assets as of December 31, 2002. The loss in fair value of market sensitive instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2002, is not material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required in response to this section are submitted as part of Item 15(a) of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

        None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning the security ownership of the directors and officers of the registrant is contained under "Election of Directors" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Equity Compensation Plan Information

        The following chart includes information as of December 31, 2002 with respect to equity compensation plans where equity securities of the Company may be issued:

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, and unvested stock grants	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Plan Category

Equity compensation plans approved by security holders(1)	529,500	$14.76	907,562
Equity compensation plans not approved by security holders(2)	—	—	—

Total	529,500(3)	$14.76	907,562(3)

(1)
These plans are the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan and the 2002 Stock Incentive Plan.

(2)
None.

(3)
Column A includes 10,000 unvested stock grants. Column C includes a maximum of 90,000 stock grants.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 2003 Proxy Statement, which information is incorporated herein by reference.

Item 14. CONTROLS AND PROCEDURES

        (a)  The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

        (b)  There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

Part IV

Item 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

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

  (b)
  Reports on Form 8-K: There were no reports filed on Form 8-K during the fourth quarter of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NAVIGATORS GROUP, INC. (REGISTRANT)
Dated: March 28, 2003	By:	/s/ BRADLEY D. WILEY Bradley D. Wiley Senior Vice President, CFO and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	March 28, 2003
/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ BRADLEY D. WILEY Bradley D. Wiley	Senior Vice President, CFO and Secretary (Principal Financial Officer)	March 28, 2003
/s/ SALVATORE A. MARGARELLA Salvatore A. Margarella	Vice President and Treasurer (Principal Accounting Officer)	March 28, 2003
/s/ ROBERT M. DEMICHELE Robert M. DeMichele	Director	March 28, 2003
/s/ ROBERT W. EAGER, JR. Robert W. Eager, Jr.	Director	March 28, 2003
/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	March 28, 2003

/s/ MARC M. TRACT Marc M. Tract	Director	March 28, 2003
/s/ GEORGE T. VAN GILDER George T. Van Gilder	Director	March 28, 2003
/s/ ROBERT F. WRIGHT Robert F. Wright	Director	March 28, 2003

Certifications

I, Stanley A. Galanski, President and Chief Executive Officer of The Navigators Group, Inc. certify that:

        1.    I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of The Navigators Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /s/ STANLEY A. GALANSKI Name: Stanley A. Galanski Title: President and Chief Executive Officer (principal executive officer)

I, Bradley D. Wiley, Senior Vice President, Chief Financial Officer and Secretary of The Navigators Group, Inc. certify that:

        1.    I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of The Navigators Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /s/ BRADLEY D. WILEY Name: Bradley D. Wiley Title: Senior Vice President, Chief Financial Officer and Secretary (principal financial officer)

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
The Navigators Group, Inc.

        We have audited the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 12, 2003

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2002, $351,821; 2001, $287,707)	$366,676	$292,065
Equity securities, available-for-sale, at fair value (cost: 2002, $12,286; 2001, $7,225)	11,674	7,675
Short-term investments, at cost which approximates fair value	61,092	27,534
Cash	13,443	5,816

Total investments and cash	452,885	333,090

Premiums in course of collection	108,672	76,681
Accrued investment income	3,309	3,416
Prepaid reinsurance premiums	58,902	35,124
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	243,153	222,009
Federal income tax recoverable	826	969
Net deferred income tax benefit	6,470	10,023
Deferred policy acquisition costs	23,632	13,656
Goodwill	5,167	4,915
Other assets	14,903	12,874

Total assets	$917,919	$712,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$489,642	$401,177
Unearned premium	167,372	97,035
Reinsurance balances payable	55,574	41,830
Notes payable to banks	14,500	19,000
Payable for securities	5,327	—
Accounts payable and other liabilities	14,229	6,509

Total liabilities	746,644	565,551

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 20,000,000 shares in 2002 and 10,000,000 in 2001; issued and outstanding (net of treasury stock) 8,486,272 in 2002 and 8,427,262 in 2001	851	847
Additional paid-in capital	40,141	39,511
Treasury stock held at cost (shares: 16,423 in 2002 and 35,908 in 2001)	(236)	(516)
Accumulated other comprehensive income:
Net unrealized gains on securities available-for-sale (net of tax expense of $4,693 in 2002 and $1,177 in 2001)	9,499	2,572
Foreign currency translation adjustment (net of tax expense of $132 in 2002 and $216 in 2001)	233	402
Retained earnings	120,787	104,390

Total stockholders' equity	171,275	147,206

Total liabilities and stockholders' equity	$917,919	$712,757

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Net earned premium	$226,294	$150,244	$97,240
Commission income	4,827	4,237	3,787
Net investment income	18,058	19,354	18,447
Net realized capital gains	1,668	790	265
Other income (expense)	1,821	(3,451)	345

Total revenues	252,668	171,174	120,084

Operating expenses:
Net losses and loss adjustment expenses incurred	143,400	106,245	63,012
Commission expense	47,404	31,127	20,078
Other operating expenses	39,077	27,066	24,875
Interest expense	571	1,376	1,781

Total operating expenses	230,452	165,814	109,746

Income before income tax expense	22,216	5,360	10,338

Income tax expense (benefit):
Current	5,695	2,571	2,565
Deferred	124	(879)	741

Total income tax expense	5,819	1,692	3,306

Net income	$16,397	$3,668	$7,032

Net income per common share:
Basic	$1.94	$0.44	$0.84
Diluted	$1.89	$0.43	$0.84
Average common shares outstanding:
Basic	8,463	8,419	8,414
Diluted	8,676	8,547	8,414

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Year Ended December 31,
	2002		2001		2000
Preferred stock
Balance at beginning and end of year	$—		$—		$—

Common stock
Balance at beginning of year	$847		$846		$846
Issuance of common stock during the year	4		1		—

Balance at end of year	$851		$847		$846

Additional paid-in capital
Balance at beginning of year	$39,511		$39,413		$39,447
Issuance of common stock during the year	630		98		(34)

Balance at end of year	$40,141		$39,511		$39,413

Retained earnings
Balance at beginning of year	$104,390		$100,722		$93,690
Net income	16,397	$16,397	3,668	$3,668	7,032	$7,032

Balance at end of year	$120,787		$104,390		$100,722

Treasury stock held at cost
Balance at beginning of year	$(516)		$(594)		$(700)
Purchase of treasury stock	—		—		—
Shares issued to directors	43		78		106
Shares issued to officers	237		—		—

Balance at end of year	$(236)		$(516)		$(594)

Accumulated other comprehensive income (loss)
Balance at beginning of year	$2,974		$3,093		$(2,918)
Net unrealized gains (losses) on securities, net of tax expense (benefit) of $3,516, ($216) and $2,999 in 2002, 2001 and 2000, respectively (1)		6,927		(250)		5,802
Foreign currency gains (losses), net of tax expense (benefit) of $(84), $71 and $112 in 2002, 2001 and 2000, respectively		(169)		131		209

Other comprehensive income (loss)	6,758	6,758	(119)	(119)	6,011	6,011

Comprehensive income		$23,155		$3,549		$13,043

Balance at end of year	$9,732		$2,974		$3,093

Total stockholders' equity at end of year	$171,275		$147,206		$143,480

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period		$8,172		$489		$6,005

Less: reclassification adjustment for net gains included in net income		1,246		739		203

Net unrealized gains (losses) on securities		$6,926		$(250)		$5,802

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net income	$16,397	$3,668	$7,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,044	1,278	1,173
Net deferred income tax	124	(879)	741
Net realized capital (gains)	(1,668)	(790)	(265)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(21,144)	(24,977)	33,185
Reserve for losses and loss adjustment expenses	88,465	43,503	(33,420)
Prepaid reinsurance premiums	(23,778)	(8,850)	(1,509)
Unearned premium	70,337	30,797	11,235
Premiums in course of collection	(31,991)	(17,478)	5,275
Deferred policy acquisition costs	(9,976)	(5,256)	(2,522)
Accrued investment income	107	(291)	125
Reinsurance balances payable	13,744	20,087	(3,360)
Federal income tax	143	(506)	1,553
Other	6,692	973	903

Net cash provided by operating activities	108,496	41,279	20,146

Investing activities:
Fixed maturities, available-for-sale Redemptions and maturities	3,056	2,095	11,516
Sales	207,961	102,977	60,133
Purchases	(274,792)	(131,058)	(83,336)
Equity securities, available-for-sale
Sales	5,531	2,347	9,653
Purchases	(9,263)	(3,909)	(3,422)
Change in receivable/payable for securities	5,327	1,800	(1,800)
Net purchases of short-term investments	(33,558)	(9,349)	(11,439)
Purchase of property and equipment	(1,102)	(382)	(1,910)

Net cash (used in) investing activities	(96,840)	(35,479)	(20,605)

Financing activities:
Proceeds from bank loan	—	—	3,000
Repayment of bank loan	(4,500)	(3,000)	(5,000)
Proceeds from exercise of stock options	471	105	—

Net cash (used in) financing activities	(4,029)	(2,895)	(2,000)

Increase (decrease) in cash	7,627	2,905	(2,459)
Cash at beginning of year	5,816	2,911	5,370

Cash at end of year	$13,443	$5,816	$2,911

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$5,673	$2,959	$1,236
Interest paid	554	1,389	1,805
Issuance of stock to directors	60	72	72

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

        The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its twelve active wholly owned subsidiaries, are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). Unless the context otherwise requires, the term "Company" as used herein means The Navigators Group, Inc. and its subsidiaries. All significant intercompany transactions and balances are eliminated. Certain amounts for prior years have been reclassified to conform to the current year's presentation. Historically, the Company reported Funds due from Lloyd's syndicate as a separate line item on its balance sheets. The balance consisted primarily of investments, cash and premiums receivable resulting from the Company's participation in Lloyd's Syndicate 1221. Commencing in 2002, the Company has recorded the amounts due from Lloyd's Syndicate 1221 as part of their separate components in its financial statements. As a result, the amounts previously classified as Funds due from Lloyd's syndicate have been reclassified to conform to the current year's presentation.

        The Company's two insurance subsidiaries are Navigators Insurance Company ("Navigators Insurance"), which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company ("NIC"). Navigators Insurance is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites a small book of surplus lines insurance fully reinsured by Navigators Insurance. Navigators Insurance and NIC are collectively referred to herein as the "Insurance Companies".

        Five of the Company's wholly owned insurance underwriting agencies (the "Navigators Agencies"), produce business for the Insurance Companies. They specialize in writing marine and related lines of business, general liability insurance and professional liability coverages.

        Each of the Navigators Agencies write marine and related business for Navigators Insurance and four unaffiliated insurance companies. The five insurance companies comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance with the business shared through the pool. Navigators Insurance had a 75% net participation in the pool.

        Navigators Specialty, a division of a Navigators Agency located in San Francisco, California, produces business exclusively for the Insurance Companies. It specializes in underwriting general liability insurance coverage for general contractors and small artisans as well as small commercial risks with the majority of the business located on the west coast of the U.S.

        Navigators Pro, a division of a Navigators Agency located in New York, specializes in underwriting professional liability insurance and began producing directors & officers liability insurance exclusively for the Insurance Companies in the fourth quarter of 2001. In late 2002, Navigators Pro introduced additional products to complement its directors & officers liability coverage. The products include employment practices liability, lawyers professional liability and miscellaneous professional liability coverages.

        Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries consisting of the Lloyd's Operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the UK Branch of Navigators Insurance. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium")

and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

        The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive their premium primarily from business written by the Navigators Agencies. The Lloyd's Operations derive their premium primarily from business written by NUAL. The Navigators Agencies and NUAL receive commissions and, in some cases, profit commissions and service fees on the business produced.

Investments

        Investments are classified into one of three categories. Held-to-maturity securities are debt securities that the owner has the positive intent and ability to hold to maturity and are reported at amortized cost. Trading securities are debt and equity securities that are purchased and held principally for the purpose of selling them in the near term and are reported at fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. As of December 31, 2002 and 2001, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage and asset backed securities. Equity securities consist of common stock. All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.

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

        Realized gains and losses on sales of investments are determined on the basis of the specific identification method. When a decline in fair value of investments is considered to be "other-than-temporary," the investments are written down to fair value through a charge to operations.

Lloyd's Syndicate

        We record our pro rata share of Lloyd's syndicate assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates. At the end of the Lloyd's three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close". The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. The reinsurance to close was $1.6 million, $4.2 million and $7.9 million for each of the years in the three year period ended December 31, 2002. There were no gains or losses recorded on the reinsurance to close transactions.

Premium Revenues

        Insurance premiums are recognized as revenue ratably over the period of the insurance contract or over the period of risk if the period of risk differs significantly from the contract period. Written premium is recorded based on the insurance policies that have been reported to the Company and the policies that have been written by the agents but not yet reported to the Company. The Company must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

Commission Income

        Commission income consists of commissions and profit commissions from the unaffiliated insurance companies. Commissions from those unaffiliated insurers are based on gross earned premiums and are recognized as revenue ratably over the same period as the related premiums are recognized as revenue. Profit commission is based on estimated net underwriting income of the unaffiliated insurers and is accrued over the period in which the related income is recognized. The calculation consists of 20% of the excess, if any, of earned premium over incurred losses, commissions and other expenses. There are no termination adjustments related to profit commissions. Changes in prior estimates of commission income are recorded when such changes become known.

Deferred Policy Acquisition Costs

        Costs of acquiring business which vary with and are directly related to the production of business are deferred and amortized ratably over the period that the related premiums are recognized as revenue. Such costs primarily include commission expense, other underwriting expenses and premium taxes. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses and maintenance expenses based on historical and current experience and anticipated investment income.

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

Depreciation and Amortization

        Depreciation of furniture and fixtures and electronic data processing equipment, and amortization of computer software is provided over the estimated useful lives of the respective assets, ranging from three to seven years, using the straight-line method. Amortization of leasehold improvements is provided over the estimated lives of the leases using the straight-line method.

        The Company capitalizes the costs of computer software developed or purchased for internal use. As of December 31, 2002 and 2001, unamortized computer software costs were $680,000 and $820,000, respectively. Amortization of computer software expense amounted to $450,000, $395,000 and $377,000 in 2002, 2001 and 2000, respectively.

Goodwill

        Goodwill was $5,167,000 and $4,915,000 at December 31, 2002 and 2001, respectively, net of accumulated amortization of $1,088,000 and $1,088,000, respectively. Amortization expense was $0, $298,000, and $304,000 in 2002, 2001, and 2000, respectively.

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The Company adopted both SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. The Company completed its impairment review resulting in no impairment of goodwill as of January 1, 2002. In addition, no other intangible assets were required to be reclassified and accounted for as an asset apart from goodwill upon adoption of SFAS 142. No expense for amortization of goodwill has been recorded in 2002 compared to an after tax expense of $244,000 and $252,000 recorded in 2001 and 2000, respectively. Net income for the twelve months ended December 31, 2001 and 2000, excluding the amortization of goodwill expense, would have been $3,912,000 and $7,284,000, respectively, and both basic and diluted earnings per share for the twelve months ended December 31, 2002 and 2001 would have increased by $0.03 per share for each year. Goodwill of $2,534,000 was recorded for the Navigators Agencies' segment at both December 31, 2002 and 2001, and $2,633,000 and $2,381,000 for the Lloyd's Operations' segment at December 31, 2002 and 2001, respectively. Goodwill on the Company's consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound. The adoption of SFAS 141 had no impact on the Company's consolidated financial statements.

Stock-Based Compensation

        SFAS 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by SFAS 123, the Company continues to use the accounting method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Companies using APB 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value method of accounting, as defined in SFAS 123, had been applied, as indicated in the following table:

		Year Ended December 31,
		2002	2001	2000
Net income (in thousands):	As reported	$16,397	$3,668	$7,032
	Pro forma	$16,076	$3,415	$6,855
Basic income per share:	As reported	$1.94	$0.44	$0.84
	Pro forma	$1.90	$0.41	$0.81
Diluted income per share:	As reported	$1.89	$0.43	$0.84
	Pro forma	$1.85	$0.40	$0.81

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

Application of New Accounting Standards

        SFAS 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, Deferral of the Effective Date of SFAS No.133, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 should not be applied retroactively to financial statements of prior periods. In June 2000, the FASB issued SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133, which amends certain accounting and reporting standards of SFAS 133. The adoption of these statements at January 1, 2001 did not have any effect on the Company's results of operations or financial condition.

        In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after September 15, 2002, with early application encouraged. The adoption of this statement is not expected to have a material effect on the Company's results of operations or financial condition.

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

        In November, 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation clarifies the requirements for a guarantor's accounting for the disclosures of certain guarantees issued and outstanding. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have any effect on the Company's results of operations or financial condition.

        In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation, Amendment of FASB Statement No. 123. The provisions of this statement provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions are effective for financial statements for fiscal years ending after December 15, 2002. We follow the disclosure provisions of SFAS 123, Accounting for Stock Compensation, as amended by SFAS 148. These require pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the "fair value method" described in those statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation 46 requires variable interest entities to be consolidated by their primary beneficiaries. The adoption of this interpretation will not have a material impact on the Company's financial condition or results of operations.

Note 2. Investments

        The Company's fixed maturities and equity securities at December 31, 2002 and 2001 were as follows:

December 31, 2002	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$159,729	$7,113	$—	$166,842
States, municipalities and political subdivisions	47,709	2,463	(45)	50,127
Mortgage and asset backed (excluding GNMAs)	63,830	1,664	(7)	65,487
Corporate bonds	80,553	4,017	(350)	84,220

Total fixed maturities	$351,821	$15,257	$(402)	$366,676

Equity securities—common stocks	$12,286	$245	$(857)	$11,674

December 31, 2001	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$96,626	$1,840	$(517)	$97,949
States, municipalities and political subdivisions	44,538	1,372	(248)	45,662
Mortgage and asset backed (excluding GNMAs)	63,513	2,952	(2,259)	64,206
Corporate bonds	83,030	2,193	(975)	84,248

Total fixed maturities	$287,707	$8,357	$(3,999)	$292,065

Equity securities—common stocks	$7,225	$715	$(265)	$7,675

        The Company's fixed maturity securities by years of maturity were as follows:

Period from December 31, 2002 to Maturity	Amortized Cost	Fair Value
	(In thousands)
One year or less	$25,572	$25,797
Over one year through five years	91,555	94,754
Over five years through ten years	53,249	56,858
More than ten years	43,118	44,991
Mortgage and asset backed (including GNMAs)	138,327	144,276

Total	$351,821	$366,676

        Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

        Net investment income of the Company was derived from the following sources:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Fixed maturities	$17,085	$18,801	$17,801
Equity securities	378	271	252
Short-term investments	1,333	861	997

	18,796	19,933	19,050
Investment expenses	(738)	(579)	(603)

Net investment income	$18,058	$19,354	$18,447

        The Company's realized capital gains and losses were as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Fixed maturities:
Gains	$5,491	$2,961	$975
(Losses)	(5,105)	(2,237)	(1,454)

	386	724	(479)

Equity securities and other investments:
Gains	1,636	467	1,168
(Losses)	(354)	(401)	(424)

	1,282	66	744

Net realized capital gains (losses)	$1,668	$790	$265

        The 2002 and 2001 realized fixed maturities losses include $2,905,000 and $1,618,000, respectively, of impairment losses recorded on certain of the Company's asset backed securities.

        At December 31, 2002 and 2001, fixed maturities with amortized values of $8,162,000 and $7,989,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2002 and 2001, investments of $165,000 and $161,000, respectively, were on deposit with the Bank of England for Navigators Insurance's UK Branch. Also, at December 31, 2002 and 2001, $290,000 of investments were pledged as security under a reinsurance treaty.

        At December 31, 2002 the Company did not have a concentration of greater than 10% of invested assets in a single issuer.

Note 3. Notes Payable and Letters of Credit

        The Company's bank credit facility provides a $14.5 million revolving line of credit at an interest rate of either, at the Company's election, the base commercial lending rate of one of the banks or at LIBOR plus 1.25% on the used portion of the line of credit. The commitment fee on the unused portion of the line of credit is 0.25%. The line of credit facility reduces each quarter by amounts totaling $5.5 million in 2003 and $9.0 million in 2004. At December 31, 2002 and 2001, $14.5 million and $19.0 million in loans were outstanding, respectively, under the revolving line of credit facility at interest rates of 2.7% and 3.4%, respectively. The credit facility also provides for a $55 million letter of credit facility which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221. The cost of the letters of credit is 1.30% for the used portion and 0.25% for the unused portion of the letter of credit facility. At December 31, 2002 and 2001, letters of credit with an aggregate face amount of $53.3 million and $47.5 million, respectively, were issued under the letter of credit facility. No letters of credit were drawn down from the credit facility in 2002.

        The bank credit facility is collateralized by the common stock of Navigators Insurance. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus, and other financial ratios. At December 31, 2002, the Company complied with all covenants.

        Other income/(expense) for 2001 consisted primarily of a $3,800,000 charge related to the Company's former investment in Riverside equal to a letter of credit previously provided to Riverside Corporate Underwriters, Ltd. ("RCUL"), a subsidiary of Riverside and a Lloyd's corporate name. Lloyd's informed the Company in 2001 that the Company's letter of credit would be utilized to fund part of the adverse development in the Lloyd's syndicates in which RCUL provided capacity in 1998 and 1999. The entire letter of credit was drawn down in late 2001. The Company believes that it has no further exposure to Riverside.

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

        The fiduciary accounts as of December 31, 2002 and 2001 were as follows:

	December 31,
	2002	2001
	(In thousands)
Cash and short-term investments	$49,131	$21,672
Premiums receivable	40,013	40,391
Reinsurance balances receivable (payable)	(13,685)	(4,355)

Total assets	$75,459	$57,708

Due to insurance companies	$75,459	$57,708

Total liabilities	$75,459	$57,708

Note 5. Income Taxes

        The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current:
Federal and foreign	$5,381	$2,394	$2,507
State and local	314	177	58

Total	$5,695	$2,571	$2,565

Deferred:
Federal and foreign	$118	$(546)	$718
State and local	6	(333)	23

Total	$124	$(879)	$741

Total income tax expense	$5,819	$1,692	$3,306

        A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2002		2001		2000
	(Dollars in thousands)
Computed expected tax expense	$7,775	35.0%	$1,876	35.0%	$3,618	35.0%
Tax-exempt interest	(712)	(3.2)	(771)	(14.4)	(1,313)	(12.7)
Dividends received deduction	(84)	(0.4)	(56)	(1.1)	(59)	(0.6)
State and local income taxes, net of
Federal income tax	208	0.9	(101)	(1.9)	53	0.6
State and local tax net operating loss carryforward	(655)	(2.9)	(98)	(1.8)	(453)	(4.4)
Valuation allowance	(612)	(2.8)	1,461	27.2	1,375	13.3
Other	(101)	(0.4)	(619)	(11.4)	85	0.8

	$5,819	26.2%	$1,692	31.6%	$3,306	32.0%

        The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Loss reserve discount	$8,932	$6,874
Unearned premium	6,091	3,203
Alternative minimum tax carryforward	968	3,861
Foreign operations net operating loss carryforward	4,529	5,796
State and local net operating loss carryforward	2,147	1,492
Other	736	648

Total gross deferred tax assets	23,403	21,874
Less: Valuation allowance	(6,676)	(7,288)

Total deferred tax assets	16,727	14,586

Deferred tax liabilities:
Deferred acquisition costs	(5,086)	(2,789)
Contingent commission receivable	(407)	(532)
Net unrealized gains on securities	(4,693)	(1,177)
Net deferred state and local income tax	(71)	(65)

Total deferred tax liabilities	(10,257)	(4,563)

Net deferred tax asset	$6,470	$10,023

        In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not the Company will realize the benefits of its deductible differences at December 31, 2002, net of any valuation allowance.

        Valuation allowances of $4,529,000 and $5,796,000 for the years ended December 31, 2002 and 2001, respectively, were established due to the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations. Even though the Company's foreign operations were profitable in 2002, the valuation allowance was released only to the extent of the 2002 profits since future profitability remains uncertain. The Company's foreign gross loss carryforward of approximately $15.1 million at December 31, 2002 can be carried forward indefinitely against future foreign income.

        The Company also had net state and local operating loss carryforwards amounting to potential future tax benefits of $2,147,000 and $1,492,000 at December 31, 2002 and 2001, respectively. A valuation allowance was established for the amount of the tax benefit due to the uncertainty associated with the realization of the deferred tax asset. The Company's state and local gross carryforwards of approximately $11.9 million at December 31, 2002 expire from 2019 to 2021.

Note 6. Reserves for Losses and Loss Adjustment Expenses

        The following table summarizes the activity in the Company's reserve for losses and loss adjustment expenses ("LAE") during the three most recent years:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Net reserves for losses and LAE at beginning of year	$202,759	$174,883	$170,530

Provision for losses and LAE for claims occurring in the current year	134,721	96,664	60,152
Lloyd's portfolio transfer—reinsurance to close	1,641	4,196	7,854
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	7,038	5,385	(4,994)

Incurred losses and LAE	143,400	106,245	63,012

Losses and LAE payments for claims occurring during:
Current year	(16,727)	(24,723)	(15,358)
Prior years	(64,785)	(53,646)	(43,301)

Losses and LAE payments	(81,512)	(78,369)	(58,659)

Net reserves for losses and LAE at end of year	264,647	202,759	174,883

Reinsurance receivable on unpaid losses and LAE	224,995	198,418	182,791

Gross reserves for losses and LAE at end of year	$489,642	$401,177	$357,674

        The deficiency for the year end December 31, 2002 resulted from adverse development from our general liability line of business. The deficiency for the year ended December 31, 2001 resulted from the Company's Lloyd's Operations due to an increase in premium estimates and related reserves for prior years and strengthening the Lloyd's reserves related to the 1999 underwriting year.

        Lloyd's Syndicate 1221 had stamp capacity of £75.0 million ($112.7 million) in 2002, £66.3 million ($95.5 million) in 2001 and £66.3 million ($96.0 million) in 2000. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. Syndicate 1221 entered into a qualifying quota share agreement with a major reinsurer which increased the gross premium that could be written by Syndicate 1221 for the 2002 underwriting year from its stamp capacity of £75.0 million to a total of £86.6 million ($130.2 million). A qualifying quota share is a reinsurance contract which provides additional capacity to Lloyd's syndicates in order that they may write premiums up to 30% in excess of their stamp capacity. Only high quality reinsurers approved by Lloyd's can enter into a qualifying quota share transaction with a Lloyd's syndicate. The Syndicate 1221 premium recorded in the Company's financial statements is gross of commission. The Company participates for 68.1%, 67.4% and 64.5% of Syndicate 1221's capacity for the 2002, 2001 and 2000 underwriting years, respectively. The Lloyd's Operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221.

        Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed. A Lloyd's syndicate typically closes an underwriting account with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. Our participation in Lloyd's Syndicate

1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since, (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes as a result of this transfer, the reinsurance to close amounts vary accordingly. In our case, our participation increased from 52.5% in 1999 to 64.5% in 2000, to 67.4% in 2001, and to 68.1% in 2002. We therefore recorded our increasing proportionate share of the assets and liabilities of Syndicate 1221. At December 31, 2002, 2001 and 2000, the Company closed its 2000, 1999 and 1998 underwriting years, respectively, the net effect of which resulted in such transfers to NCUL and Millennium of $1.6 million, $4.2 million and $7.9 million, respectively. These transactions accounted for part of the increases in the premium volume in the Lloyd's Operations. The reinsurance to close transactions were recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the transactions. The Company also purchased an additional £7,379,000 ($11,018,000) of capacity for 2001 through an annual auction process in 2000 at a total cost of £133,000 ($199,000).

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

        During 2002, 2001 and 2000, the Company recorded net paid losses and LAE of $262,000, $86,000 and $173,000, respectively, for environmental pollution and asbestos related claims. As of December 31, 2002 and 2001, the Insurance Companies carried net reserves of $1,513,000 and $1,185,000, respectively, for the potential exposure to such claims. At December 31, 2002, there were 477 open claims on 304 policies with environmental pollution or asbestos exposures. Management believes that its reserves for such claims are adequate because the Insurance Companies' participation in such risks was generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to the significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

Note 7. Reinsurance

        The following table summarizes earned premium:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Direct	$293,333	$193,687	$144,057
Assumed	91,929	55,665	32,791
Ceded	(158,968)	(99,108)	(79,608)

Net	$226,294	$150,244	$97,240

        The following table summarizes written premium:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Direct	$321,197	$214,067	$155,888
Assumed	126,641	64,127	32,537
Ceded	(177,059)	(105,659)	(80,332)

Net	$270,779	$172,535	$108,093

        The 2002, 2001 and 2000 assumed written and earned premium includes $1.6 million, $4.2 million, and $7.9 million, respectively, of reinsurance to close from the Lloyd's Operations.

        Ceded losses and loss adjustment expenses incurred were $71,793,000, $124,164,000, and $60,602,000 in 2002, 2001, and 2000, respectively.

        A contingent liability exists with respect to reinsurance ceded, since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

        The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the related reinsurance receivables. An allowance is established for amounts determined to be uncollectible. At December 31, 2002 and 2001, there was an allowance for uncollectible reinsurance of $8,534,000 and $6,905,000, respectively. The expense recorded for uncollectible reinsurance was $1,632,000, $320,000 and $1,250,000 for 2002, 2001 and 2000, respectively.

Note 8. Financial Instruments

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Fixed maturities	$366,676	$366,676	$292,065	$292,065
Equity securities	11,674	11,674	7,675	7,675
Short-term investments	61,092	61,092	27,534	27,534
Financial liabilities:
Notes payable to banks	$14,500	$14,500	$19,000	$19,000

        The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions.

        The fair values of fixed maturity and equity securities are based on market prices at the reporting date for those or similar investments. Short-term investments are carried at cost, which approximates fair value. The carrying amounts of premium receivables approximate fair value because of the short maturity of those instruments.

        The fair value of the Company's notes payable to banks approximates carrying value since the interest rate charged is computed using current market rates.

Note 9. Stock Option Plans, Stock Grants and Stock Appreciation Rights

        The Company has an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan which allow for the award to key employees of the Company, its subsidiaries and affiliates, options to purchase an aggregate of 900,000 shares of its common stock. At the 2002 Annual Meeting, the stockholders approved the 2002 Stock Incentive Plan which allows for the award of incentive stock options, non-incentive stock options and stock grants to employees, directors and consultants. The 2002 Stock Incentive Plan allows, in the aggregate, awards for 1,000,000 shares of the Company's common stock, of which 100,000 of the shares can be in the form of stock grants. Upon the approval of the 2002 Stock Incentive Plan, no further awards are to be issued from the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

        All options are exercisable upon vesting for one share of the Company's common stock and are granted at exercise prices no less than 90% of the fair market value of the common stock on the date of the grant. The difference between the fair market value of the common stock on the grant date and the exercise price of the options is expensed as the options vest. The amount of the expense was $59,000 in 2002. Although no amounts were expensed in 2001 or 2000, had expense been recorded as described above, the amounts would have been approximately $10,000 for each year.

        Stock grants are expensed as they vest. The amount charged to expense was $761,000 and $382,000 in 2002 and 2001, respectively. No stock grants were issued prior to 2001. The above does not include $12,000 of the Company's common stock issued each year to each non-employee director as 50% of the director's compensation for serving on the Company's Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2002, 2001 and 2000 for the stock issued to directors was $60,000, $72,000 and $72,000, respectively.

        Options and grants generally vest equally over a four year period and the options have a maximum term of ten years.

        Stock options outstanding at December 31, 2002, 2001 and 2000 were as follows:

	2002		2001		2000
	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices
Options outstanding at beginning of year	520,712	$14.44	510,900	$14.59	243,650	$19.01
Granted	97,438	$17.65	46,562	$17.26	277,500	$10.65
Exercised	(39,525)	$11.92	(7,500)	$14.00	—	—
Expired or forfeited	(59,125)	$18.56	(29,250)	$21.78	(10,250)	$12.82

Options outstanding at end of year	519,500	$14.76	520,712	$14.44	510,900	$14.59

Number of options exercisable	332,660	$14.77	295,588	$16.21	241,025	$18.56

        The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights at prices of no less than 90% of the fair market value of the common stock. The Company granted 17,500, 56,000 and 116,000 stock appreciation rights in 2002, 2001 and 2000, respectively. The amounts charged to expense in 2002, 2001 and 2000 were $869,000, $733,000 and $32,000, respectively.

        The Company accounts for stock options in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. Accordingly, compensation expense of $59,000 has been recognized for stock options in 2002. Had compensation cost for the Company's stock options been determined consistent with SFAS 123, Accounting for Stock Based Compensation, the Company's net income and income per share would have been reduced to the pro forma amounts indicated in the following table:

		Year Ended December 31,
		2002	2001	2000
Net income (in thousands):	As reported	$16,397	$3,668	$7,032
	Pro forma	$16,076	$3,415	$6,855
Basic income per share:	As reported	$1.94	$0.44	$0.84
	Pro forma	$1.90	$0.41	$0.81
Diluted income per share:	As reported	$1.89	$0.43	$0.84
	Pro forma	$1.85	$0.40	$0.81

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted: no dividend yield; expected volatility of 34.6%, 33.4% and 33.9% in 2002, 2001 and 2000, respectively; risk free interest rate of 3.5%, 4.6%, and 6.0% for 2002, 2001 and 2000, respectively; and expected life of 6 years for 2002, 2001 and 2000. The weighted average fair value of options granted was $7.00, $7.13 and $4.75 in 2002, 2001 and 2000, respectively.

        The following table summarizes information about options outstanding at December 31, 2002:

Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Exercisable Options	Average Exercise Price
$10 to $15	317,000	6.6	$11.94	243,641	$12.34
$16 to $20	168,000	7.6	$16.96	64,769	$17.03
$21 to $34	34,500	3.9	$30.00	24,250	$33.17

Note 10. Employee Benefits

        The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of the second year and are therefore fully vested after six years of service. Plan expense, included within operating expenses, amounted to $1,052,000, $890,000 and $708,000 in 2002, 2001 and 2000, respectively. The Company sponsors a similar plan under UK regulations for its UK employees for which the Company had expenses of $533,000, $446,000 and $420,000 for 2002, 2001 and 2000, respectively.

        The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute up to 8% of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

Note 11. Dividends from Subsidiaries and Statutory Financial Information

        Navigators Insurance may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2002, the maximum amount available for the payment of dividends by Navigators Insurance during 2003 without prior regulatory approval was $12,854,000. Navigators Insurance paid $6,500,000 and $11,000,000 in dividends to the Company in 2002 and 2001, respectively. The UK Branch is required to maintain certain capital requirements under UK regulations.

        The Insurance Companies' statutory net income as filed with the regulatory authorities for 2002, 2001 and 2000 was $9,499,000, $11,219,000 and $13,834,000, respectively. The statutory surplus as filed with the regulatory authorities was $128,543,000 and $115,126,000 at December 31, 2002 and 2001, respectively.

        The Insurance Companies, domiciled in New York State, prepare and file their statutory financial statements in accordance with accounting practices prescribed or permitted by the State of New York Insurance Department (the "Department"). The National Association of Insurance Commissioners ("NAIC") completed a project which codifies statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that was effective January 1, 2001. The Company prepared its statutory basis financial statements in accordance with the revised statutory manual subject to the deviations that were prescribed or permitted by the Department. Beginning in 2002, the Department permitted certain deferred income taxes to be included in surplus of the statutory basis financial statements. This resulted in increasing the surplus of Navigators Insurance by $7.8 million.

        The significant differences between SAP and GAAP are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are held in an available-for-sale account and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders' equity; (3) federal income taxes are recorded when payable except that certain deferred tax assets are permitted to be included in surplus while under GAAP deferred taxes are provided to reflect temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

        As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies have been examined by the Department for the years 1996 through 2000. The audit work has been completed but a report has not yet been issued. No adjustments are expected to the previously filed statutory financial statements.

Note 12. Commitments and Contingencies

a.
Future minimum annual rental commitments at December 31, 2002 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2013, are as follows:

Year Ended December 31,	(In thousands)
2003	$2,146
2004	2,156
2005	2,099
2006	1,968
2007 and subsequent	5,659

Total	$14,028

  The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,788,000, $1,628,000 and $1,590,000, respectively.

b.
The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit. In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with a reinsurer. In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit. In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.2 million of the letters of credit. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. Although the Company believes it has strong defenses against these claims and that the liquidators' assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation. The Company intends to vigorously defend its position and is currently in the process of filing affidavits and motions seeking a prompt dismissal of the liquidators' claims in Australian court.

Note 13. Segment Information

        The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Navigators Agencies and the Lloyd's Operations, each of which is managed separately. The Insurance Companies consist of Navigators Insurance and NIC and currently are primarily engaged in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and unaffiliated companies. The Lloyd's Operations underwrite marine and related lines of business at Lloyd's of London. All segments are evaluated based on their GAAP underwriting or operating results which are prepared using the accounting policies described in the summary of significant accounting policies in Note 1.

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

        Financial data by segment for 2002, 2001 and 2000 was as follows:

	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Revenue, excluding net investment income and net realized capital gains (losses):
Insurance Companies:
Marine	$76,670	$40,506	$28,309
General Liability	69,056	34,043	18,320
Professional Liability	1,780	4	—
Surety	18	—	—
Onshore Energy	511	(530)	(372)
Other	837	(186)	(1,868)

Insurance Companies Total	148,872	73,837	44,389

Lloyd's Operations:
Marine	75,629	75,335	52,690
Engineering and Construction	1,295	503	7
Onshore Energy	959	315	4
Other	883	219	413

Lloyd's Operations Total	78,766	76,372	53,114

Navigators Agencies	28,441	16,856	13,120
Other operations	(23,137)	(16,035)	(9,251)

Total	$232,942	$151,030	$101,372

Net investment income:
Insurance Companies	$15,489	$16,144	$15,536
Lloyd's Operations	2,507	3,154	2,796
Navigators Agencies	42	19	98
Other operations	20	37	17

Total	$18,058	$19,354	$18,447

Net realized capital gains:
Insurance Companies	$1,207	$146	$177
Lloyd's Operations	461	644	88
Navigators Agencies	—	—	—
Other operations	—	—	—

Total	$1,668	$790	$265

Income (loss) before tax expense (benefit):
Insurance Companies	$21,644	$20,069	$18,890
Lloyd's Operations	2,671	(6,134)	(2,296)
Navigators Agencies	2,381	(451)	(1,947)
Other operations	(4,480)	(8,124)	(4,309)

Total	$22,216	$5,360	$10,338

Income tax expense (benefit):
Insurance Companies	$6,780	$6,181	$5,241
Lloyd's Operations	—	—	—
Navigators Agencies	780	(1,373)	(484)
Other operations	(1,741)	(3,116)	(1,451)

Total	$5,819	$1,692	$3,306

Net income (loss):
Insurance Companies	$14,864	$13,888	$13,649
Lloyd's Operations	2,671	(6,134)	(2,296)
Navigators Agencies	1,601	922	(1,463)
Other operations	(2,739)	(5,008)	(2,858)

Total	$16,397	$3,668	$7,032

Identifiable assets:
Insurance Companies	$686,502	$544,661	$506,863
Lloyd's Operations	219,341	149,841	96,668
Navigators Agencies	17,817	12,497	11,343
Other operations	(5,741)	5,758	1,142

Total	$917,919	$712,757	$616,016

Note 14. Earnings Per Common Share

        Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated:

	Year Ended December 31, 2002
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$16,397,000	8,462,784	$1.94
Effect of Dilutive Securities:
Stock options and grants		213,386
Diluted EPS:
Income available to common stockholders	$16,397,000	8,676,170	$1.89
	Year Ended December 31, 2001
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$3,668,000	8,419,227	$0.44
Effect of Dilutive Securities:
Stock options and grants		128,262
Diluted EPS:
Income available to common stockholders	$3,668,000	8,547,489	$0.43
	Year Ended December 31, 2000
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$7,032,000	8,413,851	$0.84
Effect of Dilutive Securities:
Stock options		—
Diluted EPS:
Income available to common stockholders	$7,032,000	8,413,851	$0.84

        Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: for 2002, 22,500 shares at an average price of $34.00 expiring in 2004; for 2001, 105,500 shares at an average price of $23.25 expiring in years 2002 to 2011; for 2000, 510,900 shares at an average price of $14.59 expiring in years 2001 to 2010.

Note 15. Quarterly Financial Data (Unaudited)

        The results of operations for the quarterly periods during 2002 and 2001 were as follows:

	Three Month Period Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands, except net income per share)
Total revenues	$46,117	$57,965	$73,044	$75,542
Income before income tax	4,321	5,058	7,492	5,344
Net income	3,450	3,774	5,271	3,901
Comprehensive income	548	7,528	10,933	4,146
Per share data:
Net income per share—Basic	$0.41	$0.45	$0.62	$0.46
Net income per share—Diluted	$0.40	$0.43	$0.61	$0.45
	Three Month Period Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands, except net income per share)
Total revenues	$35,747	$40,019	$39,270	$56,138
Income (loss) before income tax	$3,300	$3,167	$(3,360)	$2,253
Net income (loss)	$2,051	$2,314	$(2,921)	$2,224
Comprehensive income (loss)	$2,200	$1,006	$738	$(395)
Per share data:
Net income (loss) per share—Basic	$0.24	$0.27	$(0.35)	$0.26
Net income (loss) per share—Diluted	$0.24	$0.27	$(0.35)	$0.26

        The increase in 2002 revenues as compared to 2001 was primarily due to increased rates and new business in 2002. The 2002 quarterly net income was adversely impacted by the impairment losses of $1.4 million and $0.5 million in the second and third quarters on one asset backed security, respectively, and approximately $0.4 million resulting from the oil tanker Prestige sinking in the fourth quarter, and approximately $1.1 million from the Tricolor automobile carrier ship also sinking in the fourth quarter. The 2001 quarterly net income was adversely affected by the $4.5 million of losses related to the attacks on the World Trade Center in the third quarter; the $0.8 million second quarter and $1.7 million third quarter Riverside losses; the impairment losses on two asset backed securities of $0.3 million in the second quarter, $0.2 million in the third quarter and $0.6 million in the fourth quarter; and the Petrobras offshore energy platform loss of $1.8 million in the first quarter.

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUMMARY OF CONSOLIDATED INVESTMENTS—OTHER THAN INVESTMENTS
IN RELATED PARTIES
December 31, 2002
(In thousands)

Type of Investment	Amortized Cost or Cost	Fair value	Amount at which shown in the consolidated balance sheet
Fixed maturities:
Bonds:
United States Government Treasury Bonds and GNMAs	$159,729	$166,842	$166,842
States, municipalities and political subdivisions	47,709	50,127	50,127
Mortgage and asset backed (excluding GNMAs)	63,830	65,487	65,487
Corporate bonds	80,553	84,220	84,220

Total fixed maturities	$351,821	$366,676	$366,676

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	12,286	11,674	11,674
Short-term investments	61,092	61,092	61,092

Total investments	$425,199	$439,442	$439,442

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE NAVIGATORS GROUP, INC.

BALANCE SHEETS
(Parent Company)
(In thousands, except share data)

	December 31,
	2002	2001
A S S E T S
Cash	$123	$152
Investment in wholly owned subsidiaries, at equity	164,622	143,086
Short-term investments	293	2,831
Other assets	22,972	22,739

Total assets	$188,010	$168,808

L I A B I L I T I E S
Notes payable to banks	$14,500	$19,000
Accounts payable and other liabilities	2,235	2,602

Total liabilities	16,735	21,602

S T O C K H O L D E R S' E Q U I T Y
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 20,000,000 shares in 2002 and 10,000,000 in 2001; issued and outstanding (net of treasury stock) 8,486,272 in 2002 and 8,427,262 in 2001	851	847
Additional paid-in capital	40,141	39,511
Retained earnings	120,787	104,390
Treasury stock held at cost (shares: 16,423 in 2002 and 35,908 in 2001)	(236)	(516)
Accumulated other comprehensive income:
Net unrealized gains on securities available-for-sale, net of tax	9,499	2,572
Foreign currency translation adjustment, net of tax	233	402

Total stockholders' equity	171,275	147,206

Total liabilities and stockholders' equity	$188,010	$168,808

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.

STATEMENTS OF INCOME
(Parent Company)
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Net investment income	$20	$37	$17
Dividends received from wholly owned subsidiaries	7,500	13,163	11,000
Other (expense)	(2,787)	(3,763)	(10)
Operating expenses and income taxes	28	(1,282)	(2,865)

Income before equity in undistributed net income of wholly owned subsidiaries	4,761	8,155	8,142
Equity in undistributed net gain (loss) of wholly owned subsidiaries	11,636	(4,487)	(1,110)

Net Income	$16,397	$3,668	$7,032

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.

STATEMENTS OF CASH FLOWS
(Parent Company)
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities:
Net income	$16,397	$3,668	$7,032
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed net income of wholly owned subsidiaries	(11,636)	4,487	1,110
Other	(157)	57	(4,311)

Net cash provided by operating activities	4,604	8,212	3,831

Investing activities:
Investment in affiliate	(3,142)	(2,784)	(1,662)
Net (increase) decrease in short-term investments	2,538	(2,431)	(400)

Net cash (used in) investing activities	(604)	(5,215)	(2,062)

Financing activities:
Proceeds from bank loan	—	—	3,000
Repayment of bank loan	(4,500)	(3,000)	(5,000)
Proceeds from exercise of stock options	471	105	—

Net cash (used in) financing activities	(4,029)	(2,895)	(2,000)

Increase (decrease) in cash	(29)	102	(231)
Cash Beginning of Year	152	50	281

Cash End of Year	$123	$152	$50

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

Period	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income(1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs(2)	Other operating expenses(1)	Net written premium
Year ended December 31, 2002
Insurance Companies	$14,532	$338,872	$130,582	$—	$148,411	$15,489	$92,153	$48,460	$3,311	$183,432
Lloyd's Operations	9,100	150,770	36,790	—	77,883	2,454	51,247	19,921	5,504	87,347

	$23,632	$489,642	$167,372	$—	$226,294	$17,943	$143,400	$68,381	$8,815	$270,779

Year ended December 31, 2001
Insurance Companies	$7,968	$282,325	$75,333	$—	$74,091	$16,144	$44,684	$23,338	$2,035	$94,434
Lloyd's Operations	5,688	118,852	21,702	—	76,153	3,078	61,561	19,560	4,690	78,101

	$13,656	$401,177	$97,035	$—	$150,244	$19,222	$106,245	$42,898	$6,725	$172,535

Year ended December 31, 2000
Insurance Companies	$3,826	$284,280	$49,216	$—	$44,539	$15,536	$22,472	$15,217	$2,771	$51,793
Lloyd's Operations	4,574	73,394	17,022	—	52,701	2,578	40,540	12,849	4,258	56,300

	$8,400	$357,674	$66,238	$—	$97,240	$18,114	$63,012	$28,066	$7,029	$108,093

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
REINSURANCE

Written Premium
(Dollars in thousands)

	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2002
Property-Casualty	$321,197	$177,059	$126,641	$270,779	47%

Year ended December 31, 2001
Property-Casualty	$214,067	$105,659	$64,127	$172,535	37%

Year ended December 31, 2000
Property-Casualty	$155,888	$80,332	$32,537	$108,093	30%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Col. A	Col. B	Col. C Additions		Col. D	Col. E
Description	Balance at January 1, 2002	Charged to Costs and Expenses	Charged to Other Accounts	Deductions Describe	Balance at December 31, 2002
Allowance for uncollectible reinsurance	$6,905	$1,629	$—	$—	$8,534

Valuation allowance in deferred taxes	$7,288	$(612)	$—	$—	$6,676

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
(In thousands)

							Losses and loss adjustment expenses incurred related to
		Reserve for losses and loss adjustment expenses							Amortization of deferred policy acquisition costs(2)
Affiliation with Registrant	Deferred policy acquisition costs
			Discount, if any, deducted	Unearned Premium	Net earned premium	Net investment income(1)	Current year	Prior years		Other operating expenses(1)	Net written premium
Consolidated Subsidiaries
Year ended December 31, 2002	$23,632	$489,642	$—	$167,372	$226,294	$17,943	$136,362	$7,038	$68,381	$8,815	$270,779

Year ended December 31, 2001	$13,656	$401,177	$—	$97,035	$150,244	$19,222	$100,860	$5,385	$42,898	$6,725	$172,535

Year ended December 31, 2000	$8,400	$357,674	$—	$66,238	$97,240	$18,114	$68,006	$(4,994)	$28,066	$7,029	$108,093

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's Insurance Operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's Insurance Operations. A portion of these costs is eliminated in consolidation.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3-1	Restated Certificate of Incorporation	(a)
3-2	By-laws, as amended	(a)
10-1	Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerse Marine, Inc.)	(a)
10-2	Agreement between The Navigators Group, Inc. and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-3*	Stock Option Plan	(a)
10-4*	Non-Qualified Stock Option Plan	(b)
10-8	Consulting Agreement between The Navigators Group, Inc. and Robert F. Wright Associates, Inc.	(c)
10-9	Amended and Restated Credit Agreement dated November 26, 1996, among The Navigators Group, Inc. and Lenders	(d)
10-10	Agreement with Bradley D. Wiley dated June 3, 1997	(e)
10-11	First Amendment dated April 9, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-12	Second Amendment dated December 11, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-14	Amended and Restated Credit Agreement dated December 21, 1998, among The Navigators Group, Inc. and Lenders ("1998 Credit Agreement")	(f)
10-15	Employment Agreement with Salvatore A. Margarella dated March 1, 1999	(f)
10-16	Amendment No. 1 dated March 28, 2000 to the 1998 Credit Agreement	(g)
10-17	Amendment No. 2 dated September 20, 2000 to the 1998 Credit Agreement	(g)
10-18	Employment Agreement with Stanley A. Galanski effective March 26, 2001	(h)
10-19	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	(i)
10-20	Amendment No. 3 dated December 31, 2001 to the 1998 Credit Agreement	(i)
10-21	Amendment to the Certificate of Incorporation	(j)
10-22*	2002 Stock Incentive Plan	(j)
10-23	Amendment No. 4 dated October 18, 2002 to the 1998 Credit Agreement	(k)
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**
23-1	Consent of Independent Auditor	**
99-1	Certification of CEO	**
99-2	Certification of CFO	**

(a)	Previously filed under Commission file No. 33-5667 as part of Form S-1, incorporated herein by reference thereto.
(b)	Previously filed under Commission File No. 33-75918 as part of Form S-4, incorporated herein by reference thereto.
(c)(d)(e)(f)(g)(h)(i)(j)(k)	Previously filed with the Company's document as indicated and incorporated herein by reference thereto: Form 10-K for the year ended December 31, 1994 (c), 1996 (d), 1997 (e), 1998 (f), 2001 (i); Form 10-Q for September 30, 2000 (g), March 31, 2001 (h), September 30, 2002 (k); Proxy Statement for May 30, 2002 (j).
*	Compensatory plan.
**	Included herein.

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
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
  Part IV
  Item 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
INDEPENDENT AUDITORS' REPORT
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
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE I
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES SUMMARY OF CONSOLIDATED INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES December 31, 2002 (In thousands)
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