Form 10-Q
period 2003-03-31
NAVIGATORS GROUP INC
filed 2003-05-15
CIK 793547

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended  March 31, 2003

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

On May 6, 2003, there were 8,515,535 shares of $0.10 par value common stock issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.           Financial Information

Item 1.           Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2003, $362,122; 2002, $351,821)	$377,406	$366,676
Equity securities, available-for-sale, at fair value (cost: 2003, $11,972; 2002, $12,286)	10,934	11,674
Short-term investments, at cost which approximates fair value	66,428	61,092
Cash	15,803	13,443
Total investments and cash	470,571	452,885

Premiums in course of collection	137,766	108,672
Commissions receivable	3,514	3,112
Prepaid reinsurance premiums	95,711	58,902
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	252,675	243,153
Federal income tax recoverable	—	826
Net deferred income tax benefit	6,193	6,470
Deferred policy acquisition costs	28,553	23,632
Accrued investment income	4,268	3,309
Goodwill	5,117	5,167
Receivable for securities	647	
Other assets	14,077	11,791
Total assets	$1,019,092	$917,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$507,432	$489,642
Unearned premium	226,691	167,372
Reinsurance balances payable	80,472	55,574
Notes payable to banks	12,750	14,500
Payable for securities	—	5,327
Federal income tax payable	219	—
Accounts payable and other liabilities	14,735	14,229
Total liabilities	842,299	746,644

Stockholders’ equity:
Preferred stock, $.10 par value; authorized 1,000,000 shares; none issued	—	—
Common stock, $.10 par value; authorized shares 20,000,000 for 2003 and 2002; issued and outstanding shares (net of treasury stock) 8,515,535 for 2003 and 8,486,272 for 2002	852	851
Additional paid-in capital	40,617	40,141
Treasury stock held at cost (shares: 16,423 for 2002)	—	(236)
Accumulated other comprehensive income	9,703	9,732
Retained earnings	125,621	120,787
Total stockholders’ equity	176,793	171,275
Total liabilities and stockholders’ equity	$1,019,092	$917,919

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Revenues:
Net earned premium	$66,314	$39,849
Commission income	1,239	1,101
Net investment income	4,661	4,942
Net realized capital gains (losses)	218	(293)
Other income	173	210
Total revenues	72,605	45,809

Operating expenses:
Net losses and loss adjustment expenses incurred	44,040	23,783
Commission expense	10,627	7,658
Other operating expenses	11,587	9,887
Interest expense	97	160
Total operating expenses	66,351	41,488

Income before income tax expense	6,254	4,321

Income tax expense (benefit):
Current	1,134	1,317
Deferred	286	(446)
Total income tax expense	1,420	871

Net income	$4,834	$3,450

Net income per common share:
Basic	$0.57	$0.41
Diluted	$0.55	$0.40

Average common shares outstanding:
Basic	8,494	8,436
Diluted	8,721	8,626

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Operating activities:
Net income	$4,834	$3,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	296	225
Net deferred income tax	286	(446)
Net realized capital (gains) losses	(218)	293
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(9,522)	19,912
Reserve for losses and loss adjustment expenses	17,790	(419)
Prepaid reinsurance premiums	(36,809)	(22,740)
Unearned premium	59,319	53,344
Premiums in course of collection	(29,094)	(16,455)
Commissions receivable	(402)	(1,982)
Deferred policy acquisition costs	(4,921)	(8,713)
Accrued investment income	(959)	(437)
Reinsurance balances payable	24,898	166
Federal income tax	1,045	1,221
Other	(508)	690
Net cash provided by operating activities	26,035	28,109

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	2,316	324
Sales	66,544	34,169
Purchases	(78,909)	(49,674)
Equity securities, available-for-sale
Sales	476	176
Purchases	(424)	(265)
Change in receivable/payable for securities	(5,974)	(574)
Net change in short-term investments	(5,337)	(5,824)
Purchase of property and equipment	(637)	(101)
Net cash (used in) investing activities	(21,945)	(21,769)

Financing activities:
Repayment of bank loan	(1,750)	(1,500)
Proceeds from exercise of stock options	20	211
Net cash (used in) financing activities	(1,730)	(1,289)

Increase in cash	2,360	5,051
Cash at beginning of year	13,443	5,816
Cash at end of period	$15,803	$10,867

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$100	$236
Interest paid	97	15
Issuance of stock to directors	72	60

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)                Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the “Company”) for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2002 Annual Report on Form 10-K.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

(2)                Reinsurance Ceded

The Company’s ceded earned premiums were $47,100,000 and $28,783,000 for the three months ended March 31, 2003 and 2002, respectively.  The Company’s ceded incurred losses were $27,537,000 and $15,564,000 for the three months ended March 31, 2003 and 2002, respectively.

(3)                Segments of an Enterprise

The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.  The Company’s segments include the Insurance Companies, the Navigators Agencies and the Lloyd’s Operations, each of which is managed separately.  The Insurance Companies consist of Navigators Insurance Company (“Navigators Insurance”) and NIC Insurance Company which are primarily engaged in underwriting marine insurance and related lines of business, general liability insurance and professional liability insurance.  The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Insurance Companies and non-affiliated companies.  The Lloyd’s Operations consist primarily of a Lloyd’s managing agency and two Lloyd’s corporate members which underwrite marine and related lines of business at Lloyd’s of London.

The results of the Insurance Companies and the Lloyd’s Operations are measured taking into account net earned premiums, incurred losses and loss expenses, commission expense and other underwriting expenses.  The Navigators Agencies’ results include commission income less other operating expenses.  Each segment maintains its own investments on which it earns income and realizes capital gains or losses.  Other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations, and consolidating adjustments.

The following tables present financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In thousands)

Revenue, excluding net investment income and net realized capital gains (losses):
Insurance Companies:
Marine	$22,736	$16,094
General Liability	22,910	12,681
Professional Liability	1,427	116
Surety	40	—
Other	471	108
Insurance Companies Total	47,584	28,999
Lloyd’s Operations:
Marine	17,638	10,790
Engineering and Construction	279	7
Onshore Energy	836	17
Other	1,248	105
Lloyd’s Operations Total	20,001	10,919
Navigators Agencies	6,591	6,108
Other operations	(6,450)	(4,866)
Total	$67,726	$41,160

Income (loss) before tax expense (benefit):
Insurance Companies	$5,044	$4,926
Lloyd’s Operations	1,915	872
Navigators Agencies	362	390
Other operations	(1,067)	(1,867)
Total	$6,254	$4,321

Income tax expense (benefit):
Insurance Companies	$1,559	$1,531
Lloyd’s Operations	—	—
Navigators Agencies	127	94
Other operations	(266)	(754)
Total	$1,420	$871

Net income (loss):
Insurance Companies	$3,485	$3,395
Lloyd’s Operations	1,915	872
Navigators Agencies	235	296
Other operations	(801)	(1,113)
Total	$4,834	$3,450

(4)                Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity including net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three months ended March 31, 2003 and 2002:

	March 31,
	2003	2002
	(In thousands)

Net income	$4,834	$3,450
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains arising during period (net of tax expense (benefit) of $72 for 2003 and $(843) for 2002)	222	(2,611)
Less: reclassification adjustment for gains included in net income (net of tax expense (benefit) of $41 for 2003 and $(98) for 2002)	177	(195)
Net unrealized gains on securities	45	(2,416)
Foreign currency translation gain adjustment (net of tax expense of $(40) for 2003 and $(252) for 2002)	(74)	(486)
Other comprehensive income (loss)	(29)	(2,902)

Comprehensive income	$4,805	$548

The following table summarizes the components of accumulated other comprehensive income:

	March 31, 2003	December 31, 2002
	(In thousands)

Net unrealized gains on securities available-for-sale (net of tax expense of $4,724 in 2003 and $4,693 in 2002)	$9,544	$9,499
Foreign currency translation adjustment (net of tax expense of $85 in 2003 and $125 in 2002)	159	233

Accumulated other comprehensive income	$9,703	$9,732

(5)                Stock-based Compensation

At March 31, 2002, the Company's stock option plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option.  Accordingly, compensation expense of $15,000 has been recognized for stock options in the first quarter of 2003.  Although no amounts were expensed in the first quarter of 2002, had expense been recorded as described above, the amount would have been approximately $5,000.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) in the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation.

	Three Months Ended March 31,
(In thousands, except per share data)	2003	2002

Net income:
As reported	$4,834	$3,450
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	124	66

Pro-forma	$4,710	$3,384

Basic income per share:
As reported	$0.57	$0.41
Pro-forma	$0.55	$0.40
Diluted income per share:
As reported	$0.55	$0.40
Pro-forma	$0.54	$0.39

Stock grants are expensed as they vest.  The amount charged to expense was $276,000 and $216,000 for the three months ended March 31, 2003 and 2002, respectively.  In addition, $18,000 and $15,000 were expensed for the three months ended March 31, 2003 and 2002 for stock issued annually to non-employee directors as part of their directors' compensation for serving on the Company's Board of Directors.

(6)                Application of New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  The Company adopted both SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001.  It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill.  SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment.  The Company completed its impairment review resulting in no impairment as of January 1, 2003.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives.  No other intangible assets were required to be reclassified and accounted for as an asset apart from goodwill upon adoption of SFAS 142.  No expense for amortization of goodwill has been recorded in the first three months of 2003 or 2002.  Goodwill of $2,534,000 was recorded for the Navigators Agencies’ segment at both March 31, 2003 and December 31, 2002, and $2,583,000 and $2,633,000 for the Lloyd’s Operations’ segment at March 31, 2003 and December 31, 2002, respectively.  Goodwill on the Company’s consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound.  The adoption of SFAS 141 did not have any effect on the Company’s results of operations or financial condition.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations.  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after September 15, 2002, with early application encouraged.  The adoption of this statement did not have any effect on the Company’s results of operations or financial condition.

In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities.  SFAS 146 addresses financial accounting and reporting for costs associated with a disposal activity.  This statement requires a liability for a disposal obligation be recognized and measured at its fair value when it is incurred and that the guidance of SFAS 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of Loss, do not apply to the recognition and measurement of the liability.  The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002, with early application encouraged.  The adoption of this statement did not have any effect on the Company’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation clarifies the requirements for a guarantor’s accounting for the disclosures of certain guarantees issued and outstanding.  The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have any effect on the Company’s results of operations or financial condition.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation, Amendment of FASB Statement No. 123 (“SFAS 148”).  The provisions of this statement provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The provisions are effective for financial statements for fiscal years ending after December 15, 2002.  We follow the disclosure provisions of SFAS 123 Accounting for Stock Based Compensation, as amended by SFAS 148.  These require pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value method” described in those statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation 46 requires variable interest entities to be consolidated by their primary beneficiaries.  The adoption of this interpretation did not have any effect on the Company’s financial condition or results of operations.

(7)                Lloyd’s Participation

The Company records in its consolidated financial statements, its proportionate share of Lloyd’s Syndicate 1221’s assets, liabilities and results of operations.  Such participation was 97.4% of the portion of Syndicate 1221’s £125.0 million ($200.3 million) of capacity utilized for the 2003 underwriting year and 68.1% of the portion of Syndicate 1221’s £75.0 million ($112.7 million) of capacity utilized for the 2002 underwriting year.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  In 2003, the Company participates in a larger percentage of the gross capacity and is reinsuring 15.4% of its capacity under quota share reinsurance agreements to third parties which provide letters of credit used as collateral at Lloyd's.

The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year.  If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.

(8)                Income Tax - Valuation Allowance

The Company’s valuation allowance relating to its foreign operations decreased by $630,000 in the three months ended March 31, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At March 31, 2003 and 2002, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,899,000 and $5,434,000, respectively, along with a valuation allowance equal to these benefits.  Although the foreign operations were profitable in 2003, the valuation allowance was released only to the extent of the 2003 profits since future profitability remains uncertain.  The Company needs to generate $12,998,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,075,000 and $1,733,000 at March 31, 2003 and 2002, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $11,537,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2023.

(9)          Treasury Stock

During the first quarter of 2003, the Company issued the remaining 16,423 shares of Treasury stock representing the vested portion of stock grants to the Company’s President and a senior officer of a subsidiary.  The effect of the issuance reduced Treasury stock by $236,000 in the three months ended March 31, 2003.  During the first quarter of 2002, the Company issued 2,985 shares of treasury stock to the non-employee directors as part of the directors’ annual compensation for the prior year.   The effect of the issuance reduced Treasury stock by $43,000 in the first three months of 2002.

(10)          Legal Proceedings

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with an Australian reinsurer.  In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit.  In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.2 million of the letters of credit.  The liquidator of the reinsurer has commenced suit in Australia seeking to void the draw downs.  Although the Company believes it has strong defenses against these claims and that the liquidators’ assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation.   The Company intends to vigorously defend its position and is currently in the process of filing affidavits and motions seeking a prompt dismissal of the liquidators’ claims in Australian court.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Some of the statements in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Act of 1995.  We derive forward-looking information from information which we currently have and from assumptions which we make.  We cannot assure that results which we anticipate will be achieved since results may differ materially because of both known and unknown risks and uncertainties which we face.  The Company undertakes no obligation to publicly update or revise any forward looking statements.  Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

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

Historically, the Company reported Funds due from Lloyd’s syndicate as a separate line item on its balance sheets.  The balance consisted primarily of investments, cash and premiums receivable resulting from the Company’s participation in Lloyd’s Syndicate 1221.  Commencing at December 31, 2002, the Company recorded the amounts due from Lloyd’s Syndicate 1221 as part of their separate components in its financial statements.  As a result, the amounts previously classified as Funds due from Lloyd’s syndicate at March 31, 2002 have been reclassified to conform to the current year’s presentation.

The Company’s two insurance subsidiaries are Navigators Insurance Company (“Navigators Insurance”), which includes a United Kingdom Branch (“UK Branch”), and NIC Insurance Company (“NIC”).  Navigators Insurance is the Company’s largest insurance subsidiary and has been active since 1983.  It specializes principally in underwriting marine insurance and related lines of business, general liability insurance, and professional liability insurance.  NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990.  It underwrites similar types of business but on a “non-admitted” or surplus lines basis and is fully reinsured by Navigators Insurance.  Navigators Insurance and NIC are collectively referred to herein as the “Insurance Companies”.

Five of the Company’s wholly owned insurance underwriting agencies (the “Navigators Agencies”) produce business for the Insurance Companies.  They specialize in writing marine and related lines of business, general liability insurance and professional liability coverages.

Each of the Navigators Agencies write marine and related business for Navigators Insurance and four unaffiliated insurance companies.  The five insurance companies comprise a marine insurance pool.  Marine insurance policies are issued by Navigators Insurance with the business shared with other pool members.  Navigators Insurance had a 75% participation in the pool for business written with effective dates in 2002.  For 2003, Navigators Insurance expects to increase its participation in the pool to 80%, subject to the expected finalization of a commutation agreement with one of the pool members.  Although no assurances can be given, it is expected that this agreement will be entered into during 2003.  If the pool participation had been recorded at 80% for the 2003 underwriting year premium, the effect would have increased net written premium by approximately $2.2 million for the first quarter of 2003.

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

Navigators Holdings (UK) Limited is a holding company for the Company’s UK subsidiaries consisting of the Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the UK Branch of Navigators Insurance.  The Lloyd’s Operations consist of Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) marine underwriting managing agency which manages Lloyd’s Syndicate 1221, Millennium Underwriting Ltd. (“Millennium”) and Navigators Corporate Underwriters Ltd. (“NCUL”).  Both Millennium and NCUL are Lloyd’s corporate members with limited liability and provide capacity to Lloyd’s Syndicate 1221.  NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.

The Company’s revenue is primarily comprised of premiums, commissions and investment income.  The Insurance Companies derive their premium primarily from business written by the Navigators Agencies.  The Lloyd’s Operations derive their premium primarily from business underwritten by NUAL.  The Navigators Agencies and NUAL receive commissions and in some cases, profit commissions and service fees on business produced.

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

The Company’s most critical accounting policies involve the reporting of the reserves for losses and loss adjustment expenses (including losses that have occurred but were not reported to the Company by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for Lloyd’s results, and goodwill.

Loss Reserves and LAE.  Loss reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known.  Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control.  Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be greater or less than the original estimate.  Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.  Additional information regarding the Company’s loss reserves can be found in “-Results of Operation-Operating Expenses-Net Losses and Loss Adjustment Expenses Incurred”.

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

Deferred Tax Assets.  The Company has recorded valuation allowances related to deferred tax assets resulting from net operating loss carryforwards due to the uncertainty associated with the realization of the deferred tax asset related to certain of the Company’s foreign, state and local operations.  Although the Company’s foreign operations were profitable in 2003, the valuation allowance was released only to the extent of the 2003 profits since future profitability remains uncertain.

Impairment of Invested Assets.  Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary.  Management regularly reviews its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost or cost, and by how much the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions.  In general, we focus our attention on those securities whose market value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months.  Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.  Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Accounting for Lloyd’s Results.  We record our pro rata share of Lloyd’s syndicate assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates.  At the end of the Lloyd’s three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the reinsurance to close.  The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  There are no gains or losses recorded on the reinsurance to close transactions.

Historically, the Company reported Funds due from Lloyd’s syndicate as a separate line item on its balance sheets.  The balance consisted primarily of investments, cash and premiums receivables resulting from the Company’s participation in Lloyd’s Syndicate 1221.  Commencing at December 31, 2002, the Company recorded the amounts due from Lloyd’s Syndicate 1221 as part of their separate components in its financial statements.  As a result, the amounts previously classified as Funds due from Lloyd’s syndicate at March 31, 2002 have been reclassified to conform to the current year’s presentation.

Goodwill.  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 (“SFAS 142”), Goodwill and Other Intangible Assets, effective January 1, 2002.  SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment.  The Company completed its impairment review resulting in no impairment of goodwill as of January 1, 2003.  The Company tests for the impairment of goodwill at least annually.  If the carrying amount of goodwill exceeds its implied fair value, an impairment loss will be recognized.

Results of Operations

Revenues.  Gross written premium for the three months ended March 31, 2003 increased 43.3% to $174,702,000 from $121,916,000 for the three months ended March 31, 2002.

The following table sets forth the Company’s gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Three Months Ended March 31,
	2003		2002
	(Dollars in thousands)
Insurance Companies:
Marine	$53,689	31%	$49,394	40%
General Liability	31,676	18	23,355	19
Professional Liability	12,565	7	4,398	4
Surety	217	—	—	—
Other	487	—	2,098	2
Gross Written Premium	98,634	56%	79,245	65%
Ceded Written Premium	(48,212)		(36,638)
Net Written Premium	50,422		42,607

Lloyd’s Operations:
Marine	66,552	38	41,475	34
Engineering and Construction	4,424	3	358	—
Onshore Energy	5,092	3	838	1
Gross Written Premium	76,068	44	42,671	35
Ceded Written Premium	(35,457)		(14,929)
Net Written Premium	40,611		27,742

Total Gross Written Premium	174,702	100%	121,916	100%

Total Ceded Written Premium	(83,669)		(51,567)

Total Net Written Premium	$91,033		$70,349

Insurance Companies’ Gross Written Premium

Marine Premium.  The marine premium for the three months ended March 31, 2003 increased 8.7% compared to the first quarter of 2002, due to the increase in premium rates resulting in higher premiums on new and renewal business.  Navigators Insurance obtained price increases of approximately 21% in the first quarter of 2003.  Navigators Insurance obtains its marine business through participation in the marine pool managed by the Navigators Agencies.

General Liability Premium.  This business consists primarily of general liability insurance for general contractors and artisans contractors as well as small commercial risks.  The general liability premium increased 35.6% from the first quarter of 2002 to 2003 due to new business and increased rates.  The increased premium in 2003 of $8.3 million resulted from $4.3 million of new business and $4.0 million of rate increases which averaged 62%.  During the first quarter of 2003, the number of in-force policies decreased by 20%.  The new business and the rate increases resulted from a tightening market for California contractors’ liability insurance.

Professional Liability Insurance.  In late 2001, the Insurance Companies began to write professional liability insurance primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations.  More recently, the professional liability business has been expanded to include errors and omissions insurance and employment practices liability coverages.  The professional liability premium was $12.6 million for the first quarter of 2003 compared to $4.4 million for the 2002 first quarter, an increase of 185.7%, reflecting the expansion of this line of business.

Surety.  In late 2002, Navigators Insurance began to write surety business which consists of bonds guaranteeing the performance of a specific obligation.  Our focus is on providing bid and performance bonds to small contractors requiring contract bonds for projects of $2 million or less.

Lloyd’s Operations’ Gross Written Premium

The Lloyd’s premium is generated as the result of NCUL and Millennium providing capacity to Lloyd’s Syndicate 1221 which is managed by NUAL.

Lloyd’s Syndicate 1221’s 2003 stamp capacity of £125 million ($200.3 million) compared to £75.0 million ($112.7 million) in 2002.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Company participates for 97.4% and 68.1% of Syndicate 1221’s capacity for the 2003 and 2002 underwriting years, respectively.  In 2003, the Company participates in a larger percentage of the gross capacity and is reinsuring 15.4% of its capacity under quota share reinsurance agreements to third parties which provide letters of credit used as collateral at Lloyd's.  The Lloyd’s marine business had been subject to deteriorating pricing beginning in the mid-1990’s.  The pricing competition showed some signs of stabilizing in 2000 and prices increased in 2001, 2002 and in the first quarter of 2003.  Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years.  The Company makes estimates for each underwriting year and timely accrues the expected results.  The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates.  The syndicates generally keep accounts open for three years.  Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed.  A Lloyd’s syndicate typically closes an underwriting account by reinsuring outstanding claims on that account with the participants for the next underwriting year.  The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption.  Our participation in Lloyd’s Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since, (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity.  At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the reinsurance to close.  The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year.  To the extent our participation in the syndicate changes as a result of this transfer, the reinsurance to close amounts vary accordingly.  The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  There are no gains or losses recorded on the transactions.

The Company provides letters of credit to Lloyd’s to support its participation in Syndicate 1221’s capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year.  If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.

Marine Premium.  In the first quarter of 2003, marine premium increased 60.5% from the first quarter of 2002 partially due to the increase in premium rates resulting in higher premiums on renewal and new business and due to the capacity provided to Syndicate 1221 by NCUL and Millennium increasing from 68.1% in 2002 to 97.4% in 2003.  The increased premium in 2003 of $25.1 million resulted from $18.3 million of new business and $6.8 million of rate increases.

Engineering and Construction Premium.  The business consists of coverage for construction projects including machinery, equipment and loss of use due to delays.  The increase in the gross written premium in the first quarter of 2003 and 2002 was due to new business.

Onshore Energy.  The business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.  The increase in the gross written premium in the first quarter of 2003 compared to the 2002 first quarter was primarily due to new business.

Ceded Written Premium.  In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus.  The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations.  There are several factors contributing to an increase in ceded premium when comparing the three months ended March 31, 2003 to the same period in 2002.  First, rate increases on our business resulted in higher premium levels, and more ceded premiums.  The second is the cost of “excess of loss” reinsurance increased, which is purchased to limit the Company’s exposure to an individual large loss.  Third, we increased the amount of quota share reinsurance for certain product lines, based upon management’s assessment of expected loss activity.  Fourth, Navigators Pro experienced substantial premium growth, resulting in increased amounts of premium ceded to its quota share reinsurance program.  Additionally, the Company entered into quota share reinsurance agreements to reinsure 15.4% of its Syndicate 1221 capacity to third parties which provide letters of credit used as collateral at Lloyd's.

Net Written Premium.  Net written premium increased 29.4% when comparing the three months ended March 31, 2003 to the same period in 2002, as a result of the increase in the gross written premium partially offset by the increased ceded premium, each of which is discussed above.

Net Earned Premium.  Net earned premium increased 66.4% for the three months ended March 31, 2003 to $66,314,000 as compared to $39,849,000 for the three months ended March 31, 2002.  Net earned premium increased across virtually all product lines as a result of substantial rate increases and new business generated in 2002 and 2003.

Commission Income.  Commission income generated by the Navigators Agencies increased to $1,239,000 for the three months ended March 31, 2003 from $1,101,000 for the same period in 2002, primarily as the result of the increased earned premium on the marine business produced by the Navigators Agencies.

Net Investment Income.  Net investment income decreased 5.7% to $4,661,000 for the three months ended March 31, 2003 from $4,942,000 for the corresponding period in 2002 primarily due to the decrease in interest rates.

Net Realized Capital Gains (Losses).  Pre-tax net income included $218,000 of net realized capital gains for the three months ended March 31, 2003 compared to $293,000 of net realized capital losses for the same period last year.  On an after tax basis, the net realized capital gains were $177,000 or $0.02 per share for the three months ended March 31, 2003 and the net realized capital losses were $195,000 or $0.02 per share for the same period of 2002.

Other Income.  Other income for the three months ended March 31, 2003 and 2002 consisted primarily of fees related to the general liability business and foreign exchange gains and losses.

Operating Expenses.

Net Losses and Loss Adjustment Expenses Incurred.  The amount recorded for net losses and loss adjustment expenses reflects management’s estimate of dollar amounts required to pay all claims as well as related expenses to adjust and settle claims.  The estimates include payments made during the period, reserves established for future payment on known claims (“case reserves”) and reserves established for claims that are anticipated but that have not yet been reported to Navigators (“IBNR” or “incurred but not reported”).  Insurance companies typically evaluate their loss experience by calculating a “loss ratio”, which is the ratio of losses and loss adjustment expenses incurred to the net earned premium for the period.  Navigators loss ratio for the first quarter of 2003 was 67.0%, compared to 59.7% for the first quarter of 2002.  The majority of this increase was due to an increase in the loss ratio of Navigators Insurance increasing from 57.8% for the first quarter of 2002 to 68.3% for the first quarter of 2003.  The largest factor impacting this was an increase in incurred losses for the Navigators Insurance's U.S. marine business.  To a lesser extent, the increase in the loss ratio was affected by the growth in the general liability and professional liability lines of business for which we generally estimate a higher ultimate loss ratio than the marine business.  Also, the Company strengthened its reserves on a runoff line of business by $1.0 million due to adverse development.

Insurance companies and Lloyd’s syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses (“LAE”) for all lines of business.  These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported.  The determination of reserves for losses and LAE for insurance companies such as Navigators Insurance and NIC, and Lloyd’s corporate members such as NCUL and Millennium is dependent upon the receipt of information from the pools and syndicates in which such companies participate.  Generally, there is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance, NIC, NCUL and Millennium.

Reserves are established for the Insurance Companies and Lloyd’s Syndicate 1221 for reported claims when notice of the claim is first received.  Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim.  Reserves for incurred but not reported losses are determined in part on the basis of statistical information and in part on industry experience.

Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known.  It is possible that the ultimate liability may exceed or be less than such estimates.  In setting its loss reserve estimates, the Company reviews statistical data covering several years, analyzes patterns by line of business and considers several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment.  Based on this review, the Company makes a best estimate of its ultimate liability.  During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s income statement.  Even then, the ultimate liability may exceed or be less than the revised estimates.  The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends.  There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

The following table sets forth the Company’s net loss reserves by segment and by line of business as of the date indicated:

	March 31, 2003	December 31, 2002
	Net Loss Reserves (In thousands)	Net Loss Reserves (In thousands)

Insurance Companies:
Marine	$76,837	$73,521
General Liability	75,227	64,949
Professional Liability	2,163	1,240
Surety	29	7
Other	26,560	26,690
Total Insurance Companies	180,816	166,407

Lloyd’s Operations:
Marine	100,049	97,018
Engineering and Construction	991	726
Onshore Energy	1,311	496
Total Lloyd’s Operations	102,351	98,240

Total Net Loss Reserves	$283,167	$264,647

Our loss reserves include amounts related to short tail and long tail classes of business.  Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex.  Our longer tail business includes general liability and professional liability insurance.  For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount can vary.

General Liability and Professional Liability

The general liability business generates third party liability claims that are longer tail in nature.  A significant portion of Navigators’ general liability reserves relate to California construction defect claims.  Reserves and claim frequency on this business may be impacted by legislation recently implemented in California, which generally provides consumers who experienced construction defects a method other than litigation to obtain construction defect repairs.  This legislation may impact claim severity, frequency and length to settlement assumptions underlying our reserves.  Accordingly, Navigators ultimate liability may exceed or be less than current estimates due to this variable, among others.

For general liability, a relatively small proportion of net losses in the more recent accident years are reported claims and an even smaller proportion are paid losses.  Therefore, a relatively large proportion of our general liability net losses are reserves for IBNR losses.  In fact, approximately 74% of our general liability net loss reserves at March 31, 2003 were for IBNR.  As of March 31, 2003, the Company had 1,516 open claims relating to general liability business compared to 1,275 open claims as of December 31, 2002.  During the first quarter of 2003, 512 new claims were made and 271 existing claims were settled or dismissed.  The Company’s net loss and LAE reserves for its general liability business as of March 31, 2003 was $75,227,000.

The professional liability class generates third party claims, which also are longer tail in nature.  The professional liability policies provide coverage on a “claims made” basis, whereby coverage is generally provided only for those claims that are made during the policy period.  Navigators professional liability business is relatively immature, with Navigators first writing the business in late 2001.  Accordingly, given the relative immaturity of this business, it will take some time to better understand the reserve trends on this business.  Where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, our loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, and the legal, regulatory and current risk environment.  Navigators has reviewed the adequacy of the established loss reserves.  A reasonable estimate of the required reserve for professional liability has been made.  The expected ultimate losses may be adjusted up or down as the accident years mature.

Virtually all of the professional liability net loss reserves at March 31, 2003 were for IBNR.  As of March 31, 2003, the Company had 15 open claims for professional liability coverage compared to 7 open claims as of December 31, 2002.  During the first quarter of 2003, 8 new claims were made.  The Company’s net loss and LAE reserves for professional liability coverage as of March 31, 2003 and $2,163,000.

Asbestos and Environmental Liability

Navigators has minimal exposure to asbestos and environmental liability, largely stemming from marine liability insurance written on an occurrence basis during the mid-1980’s.  In general, our participation on such risks is in the higher excess layers, which requires the underlying coverage to be exhausted prior to coverage being triggered in our layer.  In many instances we are one of many insurers who participate in the defense and ultimate settlement of these claims, and we are generally a minor participant in the overall insurance coverage and settlement.  Further, since most of Navigators' policies were issued after the industry was apprised of asbestos exposures, many of the policies on which Navigators participates have exclusions that may preclude coverage. In addition, many of these claims have been inactive for several years and may be closed in the near future.

Management believes that its reserves for such claims are adequate because the Company’s participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, it believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

The following tables set forth the Company’s net loss reserves and claim counts for its environmental and asbestos exposure, which it believes is subject to uncertainties greater than those presented by other types of claims:

(Dollars in thousands) Type of Business			Net Losses & LAE incurred for the three months ended March 31, 2003	Net Paid Losses & LAE for the three months ended March 31, 2003
	Net Loss & LAE Reserves
	March 31, 2003	December 31, 2002

Environmental	$914	$1,072	$281	$439
Asbestos	521	441	104	24
Total	$1,435	$1,513	$385	$463

Type of Business	Claim Count January 1, 2003	New Claims During Period	Claims Settled or Resolved During Period	Claim Count March 31, 2003

Environmental	202	5	7	200
Asbestos	275	16	5	286
Total	477	21	12	486

No material trends or developments were noted in the above net loss reserve and claim count tables.

Commission Expense.  Commission expense as a percentage of net earned premium was 16.0% and 19.8% for the three months ended March 31, 2003 and 2002, respectively.  The commission expense tends to fluctuate with changes in the mix of business.  The decrease during the first quarter 2003 was primarily the result of the receipt of reinsurance ceding commissions from the professional liability and Lloyd’s marine operations.

Other Operating Expenses.  Other operating expenses increased to $11,587,000 during the three months ended March 31, 2003 from $9,887,000 during the corresponding period of 2002, primarily due to the increase in employee related expenses resulting from expansion of the business.  However, the percentage of other operating expenses to net earned premium decreased to 17.5% for the first three months of 2003 from 24.8% for the 2002 first quarter due to the expenses being spread over a larger premium base.

Interest Expense.  Interest expense was $97,000 for the three months ended March 31, 2003 compared to $160,000 during the corresponding period of 2002.  This decrease was due to a smaller loan balance and lower interest rates on the loan.

Income Taxes.  The effective tax rate was 22.7% and 20.2% for the three months ended March 31, 2003 and 2002, respectively.  The rates differed from the Federal statutory income tax rate primarily due to the change in the valuation allowance to the extent of income or loss generated in certain of its foreign operations, and also to tax-exempt interest income.

The Company’s valuation allowance relating to its foreign operations decreased by $630,000 in the three months ended March 31, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in the first quarter of 2003.  At March 31, 2003 and 2002, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,899,000 and $5,434,000, respectively, along with a valuation allowance equal to these benefits.  Even though the foreign operations were profitable in the first quarter 2003, the valuation allowance was released only to the extent of the 2003 profits since future profitability remains uncertain.  The Company needs to generate $12,998,000 of future foreign pretax income in order to fully utilize the foreign loss carryforwards which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,075,000 and $1,733,000 at March 31, 2003 and 2002, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $11,537,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2023.

The Company had alternative minimum tax carryforwards of $0 and $3,097,000 at March 31, 2003 and 2002, respectively.

Net Income.  The Company had net income of $4,834,000 for the three months ended March 31, 2003 compared to $3,450,000 for the same period last year.  On a diluted per share basis, this represented net income per share of $0.55 and $0.40 for the three months ended March 31, 2003 and 2002, respectively.

Investments

The investments of the Insurance Companies must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance and NIC.  These laws prescribe the type, quality and concentration of investments which may be made by insurance companies.  In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate.  The Insurance Companies’ investment guidelines prohibit investments in derivatives other than as a hedge against a foreign currency.

The Insurance Companies’ investments are subject to the direction and control of its Board of Directors and are reviewed on a quarterly basis.  The investments are managed by outside professional fixed income and equity portfolio managers.  Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus.  The Insurance Companies seek to attain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds and mortgage and asset backed securities and common stocks.  The Insurance Companies’ investment guidelines require that at least 90% of the fixed income portfolio be rated “A-” or better by a nationally recognized rating organization.  Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges.  At March 31, 2003 and December 31, 2002, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

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

The following table presents the amortized cost or cost, as applicable, gross unrealized gains and losses and fair value for all fixed maturity and equity securities:

March 31, 2003	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$163,951	$5,898	$—	$169,849
States, municipalities and political subdivisions	48,031	2,594	(31)	50,594
Mortgage and asset backed (excluding GNMAs)	64,411	2,622	(17)	67,016
Corporate bonds	85,729	4,729	(511)	89,947

Total fixed maturities	$362,122	$15,843	$(559)	$377,406

Equity securities – common stocks	$11,972	$255	$(1,293)	$10,934

December 31, 2002	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$159,729	$7,113	$—	$166,842
States, municipalities and political subdivisions	47,709	2,463	(45)	50,127
Mortgage and asset backed (excluding GNMAs)	63,830	1,664	(7)	65,487
Corporate bonds	80,553	4,017	(350)	84,220

Total fixed maturities	$351,821	$15,257	$(402)	$366,676

Equity securities – common stocks	$12,286	$245	$(857)	$11,674

The Company regularly reviews its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  In general, we focus our attention on those securities whose market value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months.  Other factors considered in evaluating potential impairment include the current fair value as compared to amortized cost or cost, as appropriate, the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions.

When a security in the Company’s investment portfolio has an unrealized loss that is deemed to be other-than-temporary, the Company writes the security down to fair value through a charge to operations.  Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The following table shows the Company’s impairment losses recorded in its fixed maturity and equity portfolios for the periods indicated:

(In thousands)	Total Write-downs	Write-downs On Securities Sold During Period	Write-downs On Securities Held at Period End

Three Months Ended March 31, 2003

Fixed maturities	$—	$—	$—
Equity securities	—	—	—
Total Portfolio	$—	$—	$—

Three Months Ended March 31, 2002

Fixed maturities	$—	$—	$—
Equity securities	—	—	—
Total Portfolio	$—	$—	$—

As of March 31, 2003, the Company’s total portfolio had $16.1 million in gross unrealized gains and $1.9 million in gross unrealized losses, compared to $15.5 million in gross unrealized gains and $1.3 million in gross unrealized losses at December 31, 2002.

The following table summarizes all securities in an unrealized loss position at March 31, 2003 and December 31, 2001, the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	March 31, 2003		December 31, 2002
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs
0-6 Months	$—	$—	$—	$—
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—
Subtotal	—	—	—	—

States, municipalities and political subdivisions
0-6 Months	684	10	1,144	16
7-12 Months	—	—	—	—
> 12 Months	425	22	894	29
Subtotal	1,109	32	2,038	45

Mortgage and asset backed (excluding GNMAs)
0-6 Months	1,984	15	221	1
7-12 Months	287	3	—	—
> 12 Months	—	—	218	6
Subtotal	2,271	18	439	7

Corporate bonds
0-6 Months	1,392	6	2,037	72
7-12 Months	1,333	178	515	7
> 12 Months	1,784	325	1,841	271
Subtotal	4,509	509	4,393	350

Total Fixed Maturities	$7,889	$559	$6,870	$402

Equity securities – common stocks
0-6 Months	$3,505	$498	$3,378	$254
7-12 Months	3,928	719	2,736	446
> 12 Months	391	76	987	157

Total Equity Securities	$7,824	$1,293	$7,101	$857

The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.  We will continue to analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.

The following table shows the composition by National Association of Insurance Commissions (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in the Company’s portfolio with gross unrealized losses at March 31, 2003.  Not all of the securities are rated by S&P and/or Moody’s.

(Dollars in  thousands)

Equivalent NAIC Rating	S&P Rating	Equivalent Moody’s Rating	Unrealized Loss	Percent to Total	Fair Value	Percent to Total

1	AAA/AA/A	Aaa/Aa/A	$360	64%	$5,479	69%
2	BBB	Baa	199	36	2,410	31
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$559	100%	$7,889	100%

At March 31, 2003, the gross unrealized losses in the table directly above are on fixed maturity securities that are rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a S&P rating of BBB- or higher, or a Moody’s rating of Baa3 or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at March 31, 2003 are shown below.

(Dollars in thousands)	Unrealized Loss	Percent To Total	Fair Value	Percent to Total

Due in one year or less	$—	—%	$—	—%
Due after one year through five years	4	—	793	10
Due after five years through ten years	85	15	2,559	32
Due after ten years	453	82	2,266	29
Mortgage and asset backed securities(1)	17	3	2,271	29

Total fixed income securities	$559	100%	$7,889	100%

(1)  Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s realized capital gains and losses were as follows:

	Three Months Ended March 31,
	2003	2002
	(In thousands)

Fixed maturities:
Gains	$491	$307
(Losses)	(22)	(540)
	469	(233)
Equity securities and other investments:
Gains	2	—
(Losses)	(253)	(60)
	(251)	(60)

Net realized capital gains (losses)	$218	$(293)

The following table details the larger realized losses from sales and impairments during the first quarter of 2003 and the related circumstances giving rise to the loss:

Description	Proceeds from Sale	Loss on Sale	Impairment	Holdings at March 31, 2003	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost

(1)	$425	$(252)	—	—	—	6

(1)  Major utility company which had a deteriorating balance sheet, underperforming overseas operations and a reduction in its dividend.

Liquidity and Capital Resources

Cash flow provided by operations was $26,035,000 and $28,109,000 for the three months ended March 31, 2003 and 2002, respectively, primarily due to increases in net written premium.  Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

The Company has a credit facility provided through a consortium of banks.  The credit facility provides for a $12.8 million revolving line of credit facility, which reduces each quarter by amounts totaling $5.5 million in 2003, and $9.0 million in 2004 until it terminates on November 19, 2004, and a $55.0 million letter of credit facility.  At March 31, 2003, $12,750,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 2.7%.  The letter of credit facility is utilized primarily by NCUL and Millennium for its participation in Lloyd’s Syndicate 1221.  The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year.  If the banks decide not to renew the letter of credit portion of the facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue its participation in Syndicate 1221.  At March 31, 2003, letters of credit with an aggregate face amount of $52,340,000 were issued under the letter of credit facility.

The bank credit facility is collateralized by the common stock of Navigators Insurance.  It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus, and other financial ratios.  At March 31, 2003, the Company complied with all covenants.

At March 31, 2003, the Company’s consolidated stockholders’ equity was $176,793,000 compared to $171,275,000 at December 31, 2002.  The increase was primarily due to the net income for the three months ended March 31, 2003 and the increase in the unrealized gains in the investment portfolio.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)          The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)         There have been no significant changes in our internal controls or in other factors that could significantly affect such controls since the Evaluation Date.

Part II - Other Information

Item 1.                                   Legal Proceedings

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit.  In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.2 million of the letters of credit.  The liquidator of the reinsurer has commenced suit in Australia seeking to void the draw downs.  Although the Company believes it has strong defenses against these claims and that the liquidators’ assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation.   The Company intends to vigorously defend its position and is currently in the process of filing affidavits and motions seeking a prompt dismissal of the liquidators’ claims in Australian court.

Item 2.                                   Changes in Securities

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Securities Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit No.	Description of Exhibit

99-1	Certification of CEO
99-2	Certification of CFO

(b)         Reports on Form 8-K:

There were no reports on Form 8-K filed for the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)

/s / Bradley D. Wiley
Bradley D. Wiley
Date:	May 15, 2003	Senior Vice President, Chief Financial Officer and Secretary

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Stanley A. Galanski, President and Chief Executive Officer of The Navigators Group, Inc. certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of The Navigators Group, Inc.;

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

Date: May 15, 2003	By: /s/ Stanley A. Galanski
Name: Stanley A. Galanski
Title: President and Chief Executive Officer
(principal executive officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER PER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Bradley D. Wiley, Senior Vice President, Chief Financial Officer and Secretary of The Navigators Group, Inc. certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of The Navigators Group, Inc.;

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

Date: May 15, 2003	By: /s/ Bradley D. Wiley
	Name:	Bradley D. Wiley
	Title:	Senior Vice President, Chief Financial Officer and Secretary
(principal financial officer)

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
99-1	Certification of CEO
99-2	Certification of CFO