Form 10-Q
period 2003-06-30
NAVIGATORS GROUP INC
filed 2003-08-14
CIK 793547

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended  June 30, 2003

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

On August 6, 2003, there were 8,529,360 shares of $0.10 par value common stock issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.    Financial Information

Item 1.    Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value
(amortized cost: 2003, $419,489; 2002, $351,821)	$438,913	$366,676

Equity securities, available-for-sale, at fair value (cost: 2003, $11,969; 2002, $12,286)	12,550	11,674
Short-term investments, at cost which approximates fair value	62,957	61,092
Cash	4,950	13,443
Total investments and cash	519,370	452,885

Premiums in course of collection	146,709	108,672
Commissions Receivable	2,946	3,112
Prepaid reinsurance premiums	102,048	58,902
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	254,850	243,153
Federal income tax recoverable		826
Net deferred income tax benefit	5,768	6,470
Deferred policy acquisition costs	26,052	23,632
Accrued investment income	4,610	3,309
Goodwill	5,238	5,167
Other assets	13,586	11,791
Total assets	$1,081,177	$917,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$543,390	$489,642
Unearned premium	230,862	167,372
Reinsurance balances payable	91,423	55,574
Notes payable to banks	11,000	14,500
Payable for securities	4,619	5,327
Federal income tax payable	89	
Accounts payable and other liabilities	12,663	14,229
Total liabilities	894,046	746,644

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; none issued		
Common stock, $.10 par value; 20,000,000 shares authorized for 2003 and 2002; issued and outstanding 8,515,535 for 2003 and 8,486,272 (net of treasury stock) for 2002	852	851
Additional paid-in capital	40,617	40,141
Treasury stock held at cost (shares: 16,423 for 2002)		(236)
Accumulated other comprehensive income	13,767	9,732
Retained earnings	131,895	120,787
Total stockholders’ equity	187,131	171,275
Total liabilities and stockholders’ equity	$1,081,177	$917,919

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Three Months Ended June 30,
	2003	2002
	(Unaudited)
Revenues:
Net earned premium	$65,264	$50,923
Commission income	1,486	993
Net investment income	4,552	4,162
Net realized capital gains	669	201
Other income	415	641
Total revenues	72,386	56,920

Operating expenses:
Net losses and loss adjustment expenses incurred	43,291	32,406
Commission expense	8,876	10,328
Other operating expenses	12,237	8,983
Interest expense	87	145
Total operating expenses	64,491	51,862

Income before income tax expense	7,895	5,058

Income tax expense (benefit):
Current	3,437	1,344
Deferred	(1,816)	(60)
Total income tax expense	1,621	1,284

Net income	$6,274	$3,774

Net income per common share:
Basic	$0.74	$0.45
Diluted	$0.72	$0.43

Average common shares outstanding:
Basic	8,516	8,457
Diluted	8,757	8,677

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Revenues:
Net earned premium	$131,578	$90,772
Commission income	2,725	2,094
Net investment income	9,213	9,104
Net realized capital gains (losses)	887	(92)
Other income	588	851
Total revenues	144,991	102,729

Operating expenses:
Net losses and loss adjustment expenses incurred	87,331	56,189
Commission expense	19,503	17,986
Other operating expenses	23,824	18,870
Interest expense	184	305
Total operating expenses	130,842	93,350

Income before income tax expense	14,149	9,379

Income tax expense (benefit):
Current	4,571	2,662
Deferred	(1,530)	(507)
Total income tax expense	3,041	2,155

Net income	$11,108	$7,224

Net income per common share:
Basic	$1.31	$0.86
Diluted	$1.27	$0.84

Average common shares outstanding:
Basic	8,505	8,446
Diluted	8,741	8,617

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Operating activities:
Net income	$11,108	$7,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	656	427
Net deferred income tax	(1,530)	(507)
Net realized capital (gains) losses	(887)	92
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(11,697)	17,240
Reserve for losses and loss adjustment expenses	53,748	13,905
Prepaid reinsurance premiums	(43,146)	(19,781)
Unearned premium	63,490	57,393
Premiums in course of collection	(38,037)	(19,904)
Commissions receivable	166	(1,003)
Deferred policy acquisition costs	(2,420)	(9,434)
Accrued investment income	(1,301)	(179)
Reinsurance balances payable	35,849	2,652
Federal income tax	915	478
Other	(1,364)	(815)

Net cash provided by operating activities	65,550	47,788

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	2,316	1,522
Sales	116,323	97,446
Purchases	(185,809)	(94,470)
Equity securities, available-for-sale
Sales	476	3,703
Purchases	(423)	(2,400)
Change in receivable/payable for securities	(709)	4,135
Net change in short-term investments	(1,865)	(52,813)
Purchase of property and equipment	(872)	(272)

Net cash (used in) investing activities	(70,563)	(43,149)

Financing activities:
Repayment of bank loan	(3,500)	(3,000)
Proceeds from exercise of stock options	20	321
Net cash (used in) financing activities	(3,480)	(2,679)
Increase (Decrease) in cash	(8,493)	1,960
Cash at beginning of year	13,443	5,816
Cash at end of period	$4,950	$7,776

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$3,709	$2,311
Interest paid	184	303
Issuance of stock to directors	72	60

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)                Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the “Company”) for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2002 Annual Report on Form 10-K.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.  As a result, the amounts previously classified as Funds due from Lloyd’s syndicate have been reclassified to their separate components in the financial statements.

(2)                Reinsurance Ceded

The Company’s ceded earned premiums were $62,015,000 and $37,460,000 for the three months ended June 30, 2003 and 2002, respectively, and were $109,115,000 and $66,244,000 for the six months ended June 30, 2003 and 2002, respectively. The Company’s ceded incurred losses were $35,968,000 and $24,885,000 for the three months ended June 30, 2003 and 2002, respectively, and were $63,505,000 and $40,450,000 for the six months ended June 30, 2003 and 2002, respectively.

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

The following tables present financial data by segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Revenue, excluding net investment income and net realized capital gains (losses):
Insurance Companies:
Marine	$21,417	$14,068	$44,153	$30,162
General Liability	19,381	15,268	42,291	27,949
Professional Liability	2,078	263	3,505	379
Surety	80	—	120	—
Other	(350)	(327)	121	(219)
Insurance Companies Total	42,606	29,272	90,190	58,271
Lloyd’s Operations:
Marine	21,252	21,245	38,890	32,035
Engineering and Construction	497	189	776	196
Onshore Energy	972	267	1,808	284
Other	416	469	516	574
Lloyd’s Operations Total	23,137	22,170	41,990	33,089
Navigators Agencies	8,563	6,224	16,302	12,332
Other operations	(7,141)	(5,109)	(13,591)	(9,975)
Total	$67,165	$52,557	$134,891	$93,717

Income (loss) before tax expense (benefit):
Insurance Companies	$5,849	$4,577	$10,893	$9,503
Lloyd’s Operations	2,926	735	4,841	1,607
Navigators Agencies	759	742	1,121	1,132
Other operations	(1,639)	(996)	(2,706)	(2,863)
Total	$7,895	$5,058	$14,149	$9,379

Income tax expense (benefit):
Insurance Companies	$1,827	$1,414	$3,386	$2,945
Lloyd’s Operations	—	—	—	—
Navigators Agencies	226	218	353	312
Other operations	(432)	(348)	(698)	(1,102)
Total	$1,621	$1,284	$3,041	$2,155

Net income (loss):
Insurance Companies	$4,022	$3,163	$7,507	$6,558
Lloyd’s Operations	2,926	735	4,841	1,607
Navigators Agencies	533	524	768	820
Other operations	(1,207)	(648)	(2,008)	(1,761)
Total	$6,274	$3,774	$11,108	$7,224

(4)                Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity including net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
	(In thousands)

Net income	$6,274	$3,774
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains arising during period (net of tax expense of $2,150 for 2003 and $1,669 for 2002)	4,257	3,687
Less: reclassification adjustment for gains included in net income (net of tax expense of $108 for 2003 and $77 for 2002)	561	124
Net unrealized gains on securities	3,696	3,563
Foreign currency translation gain adjustment (net of tax expense of $199 for 2003 and $103 for 2002)	368	191
Other comprehensive income	4,064	3,754

Comprehensive income	$10,338	$7,528

The following table summarizes comprehensive income for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
	(In thousands)

Net income	$11,108	$7,224
Other comprehensive income, net of tax:
Net unrealized gains on securities available for sale:
Unrealized holding gains arising during period (net of tax expense of $2,222 for 2003 and $630 for 2002)	4,479	1,077
Less: reclassification adjustment for gains included in net income (net of tax expense (benefit) of $149 for 2003 and $(21) for 2002)	738	(71)
Net unrealized gains on securities	3,741	1,148
Foreign currency translation gain adjustment (net of tax expense (benefit) of $158 for 2003 and $(159) for 2002)	294	(296)
Other comprehensive income	4,035	852

Comprehensive income	$15,143	$8,076

The following table summarizes the components of accumulated other comprehensive income:

	June 30, 2003	December 31, 2002
	(In thousands)

Net unrealized gains on securities available-for-sale (net of tax expense of $6,767 in 2003 and $4,693 in 2002)	$13,240	$9,499
Foreign currency translation adjustment (net of tax expense of $284 in 2003 and $125 in 2002)	527	233

Accumulated other comprehensive income	$13,767	$9,732

(5)                Stock-based Compensation

At June 30, 2003, the Company’s stock option plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option.  Accordingly, compensation expense of $15,000 and $31,000 has been recognized for stock options in the three months and six months ended June 30, 2003, respectively.  Although no amounts were expensed in the three months and six months ended June 30, 2002, had expense been recorded as described above, the amount would have been approximately $11,000 and $15,000, respectively.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) in the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income:
As reported	$6,274	$3,774	$11,108	$7,224
Add:
Total stock-based compensation expense included in net income, net of related tax effects	10	—	20	—
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	127	66	245	141

Pro-forma	$6,157	$3,708	$10,883	$7,083

Basic income per share:
As reported	$0.74	$0.45	$1.31	$0.86
Pro-forma	$0.72	$0.44	$1.28	$0.84
Diluted income per share:
As reported	$0.72	$0.43	$1.27	$0.84
Pro-forma	$0.70	$0.43	$1.24	$0.82

Stock grants are expensed as they vest.  The amount charged to expense was $210,000 and $197,000 for the three months ended June 30, 2003 and 2002, respectively.  The expense for the six months ended June 30, 2003 and 2002 was $486,000 and $413,000, respectively.  In addition, $36,000 was expensed for each of the six month periods ended June 30, 2003 and 2002, respectively, for stock issued annually to non-employee directors as part of the directors’ compensation for serving on the Company’s Board of Directors.

(6)                Application of New Accounting Standards

The FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  The Company adopted both SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001.  It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill.  SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment.  The Company completed its annual impairment review of goodwill resulting in no impairment as of January 1, 2003.  No other intangible assets were required to be reclassified and accounted for as an asset apart from goodwill upon adoption of SFAS 142.  No expense for amortization of goodwill has been recorded in the first six months of 2003 or 2002.  Goodwill of $2,534,000 was carried for the Navigators Agencies’ segment at both June 30, 2003 and December 31, 2002, and $2,703,000 and $2,633,000 for the Lloyd’s Operations’ segment at June 30, 2003 and December 31, 2002, respectively.  Goodwill on the Company’s consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound.  The adoption of SFAS 141 did not have any effect on the Company’s results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation clarifies the requirements for a guarantor’s accounting for the disclosures of certain guarantees issued and outstanding.  The disclosure requirements in Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this interpretation did not have any effect on the Company’s results of operations or financial condition.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation, Amendment of FASB Statement No. 123.  The provisions of this statement provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The provisions are effective for financial statements for fiscal years ending after December 15, 2002.  We follow the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148.  These require pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value method” described in those statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46 requires variable interest entities to be consolidated by their primary beneficiaries.  The adoption of this interpretation did not have any effect on the Company’s financial condition or results of operations.

In January 2003, the FASB’s Derivative Implementation Group adopted Issue No. B36, Embedded Derivatives:  Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument (“B36”).  B36 addresses the recognition of embedded derivatives present in certain reinsurance agreements with funds held provisions and is applicable for quarters beginning after September 15, 2003.  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting B36.

(7)                Lloyd’s Participation

The Company records in its consolidated financial statements, its proportionate share of Lloyd’s Syndicate 1221’s assets, liabilities and results of operations.  Such participation was 97.4% of the portion of Syndicate 1221’s £125.0 million ($199.7 million) of capacity utilized for the 2003 underwriting year and 68.1% of the portion of Syndicate 1221’s £75.0 million ($112.7 million) of capacity utilized for the 2002 underwriting year.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  In 2003, the Company participates in a larger percentage of the gross capacity and is reinsuring 15.4% of its capacity under quota share reinsurance agreements to third parties which provide letters of credit used as collateral at Lloyd’s.

The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility.  If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221 for underwriting year 2004 and subsequent years.  At June 30, 2003, letters of credit with an aggregate face amount of $54,783,000 were issued under the letter of credit facility.

(8)                Income Tax - Valuation Allowance

The Company’s valuation allowance relating to its foreign operations decreased by $854,000 in the three months ended June 30, 2003 and $1,484,000 in the six months ended June 30, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At June 30, 2003 and 2002, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,046,000 and $5,113,000, respectively, along with a valuation allowance equal to these benefits.  Although the foreign operations were profitable in 2003, the valuation allowance was released only to the extent of the 2003 profits since future profitability remains uncertain.  The Company needs to generate $10,152,000 of future foreign pretax income in order to fully utilize the foreign loss carryforward which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,220,000 and $1,899,000 at June 30, 2003 and 2002, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $12,368,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2023.

The Company had  alternative minimum tax carryforwards of $0 and $2,304,000 at June 30, 2003 and June 30, 2002, respectively.

(9)          Treasury Stock

During the first six months of 2003, the Company issued the remaining 16,423 shares of Treasury stock representing the vested portion of stock grants to the Company’s President and a senior officer of a subsidiary.  The effect of the issuance reduced Treasury stock by $236,000 in the six months ended June 30, 2003.  During the first six months of 2002, the Company issued 2,985 shares of Treasury stock to the non-employee directors as part of the directors’ annual compensation for the prior year.  The effect of the issuance reduced Treasury stock by $43,000 in the first six months of 2002.

(10)    Legal Proceedings

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with an Australian reinsurer.  In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit.  In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.2 million of the letters of credit.  The liquidator of the reinsurer has commenced suit in Australia seeking to void the draw downs.  Although the Company believes it has strong defenses against these claims and that the liquidators’ assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation.  The Company is vigorously defending its position.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Item 2.                       Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-looking Statements

Some of the statements in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  We derive forward-looking information from information which we currently have and from assumptions which we make.  We cannot assure that results which we anticipate will be achieved since results may differ materially because of both known and unknown risks and uncertainties which we face.  The Company undertakes no obligation to publicly update or revise any forward looking statements.  Factors which could cause actual results to differ materially from our forward looking statements include, but are not limited to:

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

•                  the possibility of downgrades in our claims-paying and financial strength ratings adversely affecting us, including reducing the number of insurance policies we write generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;

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

Each of the Navigators Agencies write marine and related business for Navigators Insurance and four unaffiliated insurance companies.  The five insurance companies comprise a marine insurance pool.  Marine insurance policies are issued by Navigators Insurance with the business shared with other pool members.  Navigators Insurance had a 75% participation in the pool for business written with effective dates in 2002 and has a 70% participation in 2003.  For 2003, Navigators Insurance expects to increase its participation in the pool to 80%, subject to the expected finalization of a commutation agreement with one of the pool members.  Although no assurances can be given, it is expected that this agreement will be entered into during 2003. If the pool participation had been recorded at 80% for the 2003 underwriting year premium, the effect would have increased net written premium by approximately $4.9 million.

Navigators Specialty, a division of a Navigators Agency located in San Francisco, California, produces business exclusively for the Insurance Companies.  It specializes in underwriting general liability insurance coverage for small general and artisan contractors as well as other targeted commercial risks, with the majority of the business located in California.

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

The Company’s revenue is primarily comprised of premiums, commissions and investment income.  The Insurance Companies derive their premiums primarily from business written by the Navigators Agencies.  The Lloyd’s Operations derive their premiums primarily from business underwritten by NUAL.  The Navigators Agencies and NUAL receive commissions and in some cases, profit commissions and service fees on business produced.

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

Loss Reserves and LAE.  Loss reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known.  Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control.  Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be greater or less than the original estimate.  Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.  Additional information regarding the Company’s loss reserves can be found in “Results of Operations-Operating Expenses-Net Losses and Loss Adjustment Expenses Incurred”.

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

Impairment of Invested Assets.  Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary.  Management regularly reviews its fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to, the current fair value as compared to amortized cost or cost, as appropriate, of the security, the length of time the security’s fair value has been below amortized cost or cost, and by how much, the Company’s intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions.  In general, we focus our attention on those securities whose market value was less than 80% of their amortized cost or cost, as appropriate, for six or more consecutive months.  Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment.  Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Accounting for Lloyd’s Results.  We record our pro rata share of Lloyd’s syndicate assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate.  At the end of the Lloyd’s three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the reinsurance to close.  The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  There are no gains or losses recorded on the reinsurance to close transactions.

Historically, the Company reported Funds due from Lloyd’s syndicate as a separate line item on its balance sheets.  The balance consisted primarily of investments, cash and premiums receivable resulting from the Company’s participation in Lloyd’s Syndicate 1221.  Commencing at December 31, 2002, the Company recorded the amounts due from Lloyd’s Syndicate 1221 as part of their separate components in its financial statements.  As a result, the amounts previously classified as Funds due from Lloyd’s syndicate have been reclassified to conform to the current year’s presentation.

Goodwill.  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 (“SFAS 142”), Goodwill and Other Intangible Assets, effective January 1, 2002.  SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment.  The Company completed its annual impairment review of goodwill resulting in no impairment as of January 1, 2003.  If the carrying amount of goodwill exceeds its implied fair value, an impairment loss will be recognized.

Results of Operations

Revenues.  Gross written premium for the first six months of 2003 increased 48.4% to $315,894,000 from $212,861,000 for the six months of 2002.

The following table sets forth the Company’s gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Six Months Ended June 30,
	2003		2002
	(Dollars in thousands)
Insurance Companies:
Marine	$103,440	33%	$83,540	39%
General Liability	62,826	20	50,512	24
Professional Liability	25,558	8	7,709	4
Surety	788	—	—	—
Other	823	—	3,046	1
Gross Written Premium	193,435	61	144,807	68
Ceded Written Premium	(105,753)		(63,812)
Net Written Premium	87,682		80,995

Lloyd’s Operations:
Marine	106,465	34	63,931	30
Engineering and Construction	8,485	3	1,893	1
Onshore Energy	7,509	2	2,230	1
Gross Written Premium	122,459	39	68,054	32
Ceded Written Premium	(57,477)		(22,606)
Net Written Premium	64,982		45,448

Total Gross Written Premium	315,894	100%	212,861	100%

Total Ceded Written Premium	(163,230)		(86,418)

Total Net Written Premium	$152,664		$126,443

Insurance Companies’ Gross Written Premium

Marine Premium.  The marine premium for the first six months ended June 30, 2003 increased 23.8% compared to the first six months of 2002 due primarily to the increase in premium rates resulting in higher premiums on new and renewal business.  Navigators Insurance obtained price increases on renewal business of approximately 19% in the first six months of 2003 amounting to approximately $9.5 million.  Navigators Insurance obtains its marine business through participation in the marine pool managed by the Navigators Agencies.

General Liability Premium.  This business consists primarily of general liability insurance for small general and artisan contractors as well as other targeted commercial risks.  The general liability premium increased 24.4% from the first six months of 2002 to 2003 due to new business and increased rates.  Rate increases on renewal business for the contractors liability policies averaged 50.9%, resulting in approximately $7.8 million of premium from rate increases.  During the first six months of 2003, the number of construction liability in-force policies decreased by approximately 39%.  The new business and the rate increases resulted from a tightening market for California contractors’ liability insurance.

Professional Liability Insurance.  In late 2001, the Insurance Companies began to write professional liability insurance primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations.  In 2002, the professional liability business has been expanded to include errors and omissions insurance and employment practices liability coverages.  The professional liability premium increased to $25.6 million for the first six months of 2003 from $7.7 million for the first six months of 2002 reflecting growth and the expansion of this business.

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

Lloyd’s Syndicate 1221’s 2003 stamp capacity of £125 million ($199.7 million) compared to £75.0 million ($112.7 million) in 2002.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Company participates for 97.4% and 68.1% of Syndicate 1221’s capacity for the 2003 and 2002 underwriting years, respectively.  In 2003, the Company participates in a larger percentage of the gross capacity and is reinsuring 15.4% of its capacity under quota share reinsurance agreements to third parties which provide letters of credit used as collateral at Lloyd’s.  The Lloyd’s marine business had been subject to deteriorating pricing beginning in the mid-1990’s.  The pricing competition showed some signs of stabilizing in 2000 and prices increased in 2001, 2002 and in the first six months of 2003.  Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years.  The Company makes estimates for each underwriting year and timely accrues the expected results.  The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

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

The Company provides letters of credit to Lloyd’s to support its participation in Syndicate 1221’s capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility each year.  If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221 for underwriting year 2004 and subsequent years.

Marine Premium.  In the first six months of 2003, marine premium increased 66.5% from the first six months of 2002 partially due to the increase in premium rates resulting in higher premiums on renewal and new business and due to the capacity provided to Syndicate 1221 by NCUL and Millennium increasing from 68.1% in 2002 to 97.4% in 2003.  The increased premium in 2003 included approximately $11.4 million of rate increases.

Engineering and Construction Premium.  The business consists of coverage for construction projects including machinery, equipment and loss of use due to delays.  The increase in the gross written premium in the first six months of 2003 compared to 2002 was due to new business and the increase in capacity provided to Syndicate 1221.

Onshore Energy.  The business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.  The increase in the gross written premium in the first six months of 2003 compared to 2002 was primarily due to new business and the increase in capacity provided to Syndicate 1221.

Ceded Written Premium.  In the ordinary course of business, the Company reinsures certain insurance risks with unaffiliated insurance companies for the purpose of limiting its maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus.  The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations.  There are several factors contributing to an increase in ceded premium when comparing the six months ended June 30, 2003 to the same period in 2002.  First, rate increases on our business resulted in higher premium levels, and consequently more ceded premiums.  The second is the cost of “excess of loss” reinsurance which is purchased to limit the Company’s exposure to an individual large loss. This reinsurance cost increased in the marine and general liability business.  Effective April 1, 2003, the reinsurance treaty for our general liability business was amended to incorporate ceded commission from the reinsurer and a rate increase. Third, we increased the amount of quota share reinsurance for certain product lines, based upon management’s assessment of expected loss activity.  Fourth, Navigators Pro experienced substantial premium growth, resulting in increased amounts of premium ceded to its quota share reinsurance program.  Additionally, the Company entered into quota share reinsurance agreements to reinsure 15.4% of its Syndicate 1221 capacity to third parties which provide letters of credit used as collateral at Lloyd’s.

Net Written Premium.  Net written premium increased 20.7% when comparing the first six months of 2003 to the same period in 2002, as a result of the increase in the gross written premium partially offset by the increased ceded premium, each of which is discussed above.

Net Earned Premium.  Net earned premium increased 28.2% and 45.0% for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002.  Net earned premium increased across all major product lines as a result of rate increases and new business generated in 2002 and 2003.

Commission Income.  Commission income generated by the Navigators Agencies increased to $2,725,000 for the first six months of 2003 from $2,094,000 for the same period in 2002,  and increased to $1,486,000 for the three months ended June 30, 2003 from $993,000 for the 2002 second quarter, primarily as the result of the increased earned premium on the marine business produced by the Navigators Agencies and an increase in the unaffiliated insurance companies’ share of the marine pool from 25% to 30%.

Net Investment Income.  Net investment income was substantially the same for the six months ended June 30, 2003 and 2002.  The earnings from the increase in investment assets were offset by the general decrease in interest rates.

Net Realized Capital Gains (Losses).  Pre-tax net income for the first six months of 2003 included $887,000 of net realized capital gains compared to $92,000 of net realized capital losses for the same period last year.  On an after tax basis, the net realized capital gains were $738,000 or $0.08 per share for the first six months of 2003 and the net realized capital losses were $71,000 or $0.01 per share for the same period of 2002.

Pre-tax net income included $669,000 and $201,000 of net realized capital gains for the second quarters of 2003 and 2002, respectively.  On an after tax basis, the net realized capital gains were $561,000 or $0.06 per share for the second quarter of 2003 compared to $124,000 or $0.01 per share for the second quarter of 2002.  Included in net realized capital gains in the second quarter of 2002 was $2,118,000 of impairment losses recorded on one of the Company’s asset backed securities.  There have been no impairment losses on securities in 2003.

Other Income.  Other income for the first six months and second quarter of 2003 and 2002 consisted primarily of fees related to the general liability business and foreign exchange gains and losses.

Operating Expenses.

Net Losses and Loss Adjustment Expenses Incurred.  The amount recorded for net losses and loss adjustment expenses reflects management’s estimate of dollar amounts required to pay all claims as well as related expenses to adjust and settle claims.  The estimates include payments made during the period, reserves established for future payment on known claims (“case reserves”) and reserves established for claims that are anticipated but that have not yet been reported to Navigators (“IBNR” or “incurred but not reported”).  Insurance companies typically evaluate their loss experience by calculating a “loss ratio”, which is the ratio of losses and loss adjustment expenses incurred to the net earned premium for the period.  Navigators loss ratio for the first six months of 2003 was 66.4%, compared to 61.9% for the first six months of 2002.  The majority of this increase was due to an increase in the loss ratio of Navigators Insurance increasing from 58.5% for the first six months of 2002 to 66.9% for the first six months of 2003.  The largest factor impacting this was an increase in incurred losses for the Navigators Insurance’s U.S. marine business in the first three months of 2003.  To a lesser extent, the increase in the loss ratio was affected by the growth in the general liability and professional liability lines of business for which we generally estimate a higher ultimate loss ratio than the marine business and a change in the general liability excess of loss program which increased the loss ratio and decreased the commission expense ratio.  Also, the Company experienced adverse development on an assumed reinsurance line of business currently in runoff and, as a result, strengthened its loss reserves on such business by $1,645,000.

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

Reserves are established for the Insurance Companies and Lloyd’s Syndicate 1221 for reported claims when notice of the claim is first received.  Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim.  Reserves for incurred but not reported losses are determined in part on the basis of statistical information and in part on industry experience and the judgement of our senior management.

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

The following table sets forth the Company’s net loss reserves by segment and by line of business as of the date indicated:

	June 30, 2003	December 31, 2002
	Net Loss Reserves	Net Loss Reserves
	(In thousands)

Insurance Companies:
Marine	$77,294	$73,521
General Liability	85,290	64,949
Professional Liability	3,512	1,240
Surety	35	7
Other	26,377	26,690
Total Insurance Companies	192,508	166,407

Lloyd’s Operations:
Marine	106,286	97,018
Engineering and Construction	1,071	726
Onshore Energy	2,179	496
Total Lloyd’s Operations	109,536	98,240

Total Net Loss Reserves	$302,044	$264,647

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

For general liability, a relatively small proportion of net losses in the more recent accident years are reported claims and an even smaller proportion are paid losses. Therefore, a relatively large proportion of our general liability net losses are reserves for IBNR losses. In fact, approximately 75% of our general liability net loss reserves at June 30, 2003 were for IBNR.  As of June 30, 2003, the Company had 1,450 open claims relating to general liability business compared to 1,275 open claims as of December 31, 2002.  During the first six months of 2003, 1,022 new claims were made and 847 existing claims were settled or dismissed.  The Company’s net loss and LAE reserves for its general liability business as of June 30, 2003 was $85,290,000.

The professional liability class generates third party liability claims, which also are longer tail in nature.  The professional liability policies provide coverage on a “claims made” basis, whereby coverage is generally provided only for those claims that are made during the policy period.  Navigators professional liability business is relatively immature, with Navigators first writing the business in late 2001.  Accordingly, given the relative immaturity of this business, it will take some time to better understand the reserve trends on this business.  Where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, our loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, and the legal, regulatory and current risk environment.  Navigators has made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.

Virtually all of the professional liability net loss reserves at June 30, 2003 were for IBNR.  As of June 30, 2003, the Company had 43 open claims for professional liability coverage compared to 7 open claims as of December 31, 2002.  During the first six months of 2003, 41 new claims were made and 5 claims were closed.  The Company’s net loss and LAE reserves for professional liability coverage as of June 30, 2003 were $3,512,000.

Asbestos and Environmental Liability

Navigators has minimal exposure to asbestos and environmental liability, largely stemming from marine liability insurance written on an occurrence basis during the mid-1980’s.  In general, our participation on such risks is in the higher excess layers, which requires the underlying coverage to be exhausted prior to coverage being triggered in our layer.  In many instances we are one of many insurers who participate in the defense and ultimate settlement of these claims, and we are generally a minor participant in the overall insurance coverage and settlement.  Further, since most of Navigators’ policies were issued after the industry was apprised of asbestos exposures, many of the policies on which Navigators participates have exclusions that may preclude coverage.  In addition, many of these claims have been inactive for several years and may be closed in the near future.

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

The following tables set forth the Company’s net loss reserves and claim counts for its environmental and asbestos exposure, which it believes is subject to uncertainties greater than those presented by other types of claims:

			Net Losses & LAE incurred for the six months ended June 30, 2003	Net Paid Losses & LAE for the six months ended June 30, 2003
	Net Loss & LAE Reserves
(Dollars in thousands) Type of Business	June 30, 2003	December 31, 2002

Environmental	$721	$1,072	$160	$511
Asbestos	475	441	99	65
Total	$1,196	$1,513	$259	$576

Type of Business	Claim Count January 1, 2003	New Claims During Period	Claims Settled or Resolved During Period	Claim Count June 30, 2003

Environmental	202	10	128	84
Asbestos	275	18	209	84
Total	477	28	337	168

Approximately 310 files were closed following a review by in-house counsel, which resulted in management concluding that there is no reasonable prospect of exposure to the Company on such matters.  No other material trends or developments were noted in the above net loss reserve and claim count tables.

Commission Expense.  Commission expense as a percentage of net earned premium was 14.8% and 19.8% for the six months ended June 30, 2003 and 2002, respectively.  The commission expense was 13.6% and 20.3% for the second quarter of 2003 and 2002, respectively.  The commission expense tends to fluctuate with changes in the mix of business.  The decrease during the first six months of 2003 was primarily the result of reinsurance ceding commissions from a change in the general liability reinsurance program and from the professional liability and Lloyd’s marine operations.

Other Operating Expenses.  Other operating expenses increased to $23,824,000 for the first six months ended June 30, 2003 from $18,870,000 during the corresponding period of 2002, primarily due to the increase in employee related expenses resulting from expansion of the business.  The percentage of other operating expenses to net earned premium decreased to 18.1% for the first six months of 2003 from 20.8% for the corresponding 2002 period due to the expenses being spread over a larger premium base.  Other operating expenses increased to $12,237,000 from $8,983,000 for the three months ended June 30, 2003 and 2002, respectively.  The increase also resulted primarily from employee related expenses resulting from expansion of the business.

Interest Expense.  Interest expense decreased to $184,000 for the six months ended June 30, 2003 from $305,000 for the corresponding period of 2002, and decreased to $87,000 from $145,000 when comparing the second quarters of 2003 and 2002.  These declines were due to a smaller loan balance and lower interest rates on the loan.

Income Taxes.  The effective tax rate was 21.5% and 23.0% for the six months ended June 30, 2003 and 2002, respectively, and 20.5% versus 25.4% for the second quarters of 2003 and 2002, respectively..  The rates differed from the Federal statutory income tax rate primarily due to the change in the valuation allowance to the extent of income or loss generated in certain of its foreign operations, and also to tax-exempt interest income.

The Company’s valuation allowance relating to its foreign operations decreased by $1,484,000 for the six months ended June 30, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in the first six months of 2003.  At June 30, 2003 and 2002, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,046,000 and $5,113,000, respectively, along with a valuation allowance equal to these benefits.  Even though the foreign operations were profitable in the first six months of 2003, the valuation allowance was released only to the extent of the 2003 profits since future profitability remains uncertain.  The Company needs to generate $10,152,000 of future foreign pretax income in order to fully utilize the foreign loss carryforward which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,220,000 and $1,899,000 at June 30, 2003 and 2002, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $12,368,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2023.

The Company had alternative minimum tax carryforwards of $0 and $2,304,000 at June 30, 2003 and 2002, respectively.

Net Income.  The Company had net income of $11,108,000 for the six months ended June 30, 2003 compared to $7,224,000 for the same period last year.  On a diluted per share basis, this represented net income per share of $1.27 and $0.84 for the six months ended June 30, 2003 and 2002, respectively.  Net income for the second quarter of 2003 was $6,274,000, or $0.72 per share, compared to net income in the second quarter of 2002 of $3,774,000, or $0.43 per share.

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

The Lloyd’s Operations investments are subject to the direction and control of the Board of Directors and Investment Committee of NUAL and represent the Company’s share of the investments held by Syndicate 1221.  The investments must comply with the rules and regulations imposed by Lloyd’s of London and by certain overseas regulators.  The investments are managed by outside professional fixed income managers.  The performance of the investment managers is reviewed quarterly.  Current investment objectives are to maximize pre-tax income in the context of preserving and enhancing capital.  The investment managers for Syndicate 1221 seek to attain these objectives by investing in Government obligations, corporate bonds and mortgage and asset backed securities.

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

At June 30, 2003 and December 31, 2002, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

The following table presents the amortized cost or cost, as applicable, gross unrealized gains and losses and fair value for all fixed maturity and equity securities:

June 30, 2003	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$195,785	$7,489	$(147)	$203,127
States, municipalities and political subdivisions	59,061	3,326	(43)	62,344
Mortgage and asset backed (excluding GNMAs)	69,663	2,765	(25)	72,403
Corporate bonds	94,980	6,138	(79)	101,039

Total fixed maturities	$419,489	$19,718	$(294)	$438,913

Equity securities - common stocks	$11,969	$960	$(379)	$12,550

December 31, 2002	Gross Amortized Cost or Cost	Gross Unrealized Gains	Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$159,729	$7,113	$—	$166,842
States, municipalities and political subdivisions	47,709	2,463	(45)	50,127
Mortgage and asset backed (excluding GNMAs)	63,830	1,664	(7)	65,487
Corporate bonds	80,553	4,017	(350)	84,220

Total fixed maturities	$351,821	$15,257	$(402)	$366,676

Equity securities - common stocks	$12,286	$245	$(857)	$11,674

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

The following table shows the Company’s impairment losses recorded in its fixed maturity and equity portfolios for the periods indicated:

	Total Write-downs	Write-downs On Securities Sold During Period	Write-downs On Securities Held at Period End
(In thousands)
Three Months Ended June 30, 2003

Fixed maturities	$—	$—	$—
Equity securities	—	—	—
Total Portfolio	$—	$—	$—

Three Months Ended June 30, 2002

Fixed maturities	$2,118	$—	$2,118
Equity securities	—	—	—
Total Portfolio	$2,118	$—	$2,118

	Total Write-downs	Write-downs On Securities Sold During Period	Write-downs On Securities Held at Period End
(In thousands)
Six Months Ended June 30, 2003

Fixed maturities	$—	$—	$—
Equity securities	—	—	—
Total Portfolio	$—	$—	$—

Six Months Ended June 30, 2002

Fixed maturities	$2,118	$—	$2,118
Equity securities	—	—	—
Total Portfolio	$2,118	$—	$2,118

As of June 30, 2003, the Company’s total portfolio had $20.7 million in gross unrealized gains and $0.7 million in gross unrealized losses, compared to $15.5 million in gross unrealized gains and $1.3 million in gross unrealized losses at December 31, 2002.

The following table summarizes all securities in an unrealized loss position at June 30, 2003 and December 31, 2002 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	June 30, 2003		December 31, 2002
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs
0-6 Months	$16,118	$147	$—	$—
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—
Subtotal	16,118	147	—	—

States, municipalities and political subdivisions
0-6 Months	1,800	27	1,144	16
7-12 Months	—	—	—	—
> 12 Months	407	16	894	29
Subtotal	2,207	43	2,038	45

Mortgage and asset backed (excluding GNMAs)
0-6 Months	1,381	18	221	1
7-12 Months	59	1	—	—
> 12 Months	177	6	218	6
Subtotal	1,617	25	439	7

Corporate bonds
0-6 Months	6,882	43	2,037	72
7-12 Months	1,075	36	515	7
> 12 Months	—	—	1,841	271
Subtotal	7,957	79	4,393	350

Total Fixed Maturities	$27,899	$294	$6,870	$402

Equity securities — common stocks
0-6 Months	$820	$68	$3,378	$254
7-12 Months	1,817	72	2,736	446
> 12 Months	1,333	239	987	157

Total Equity Securities	$3,970	$379	$7,101	$857

The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.  We will continue to analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.

The following table shows the composition by National Association of Insurance Commissions (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in the Company’s portfolio with gross unrealized losses at June 30, 2003.  Not all of the securities are rated by S&P and/or Moody’s.

(Dollars in thousands)

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Unrealized Loss	Percent to Total	Fair Value	Percent to Total

1	AAA/AA/A	Aaa/Aa/A	$(280)	95%	$25,741	92%
2	BBB	Baa	(14)	5	2,158	8
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$(294)	100%	$27,899	100%

At June 30, 2003, the gross unrealized losses in the table directly above are on fixed maturity securities that are rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a S&P rating of BBB- or higher, or a Moody’s rating of Baa3 or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at June 30, 2003 are shown below.

(Dollars in thousands)	Unrealized Loss	Percent To Total	Fair Value	Percent to Total

Due in one year or less	$—	—%	$—	—%
Due after one year through five years	(28)	10	4,121	15
Due after five years through ten years	(53)	18	5,127	18
Due after ten years	(189)	64	17,034	61
Mortgage and asset backed securities(1)	(24)	8	1,617	6

Total fixed income securities	$(294)	100%	$27,899	100%

(1) Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s realized capital gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)

Fixed maturities:
Gains	$824	$3,252	$1,313	$3,472
(Losses)	(154)	(3,610)	(175)	(4,064)
	670	(358)	1,138	(592)
Equity securities and other investments:
Gains	1	663	3	663
(Losses)	(2)	(104)	(254)	(163)
	(1)	559	(251)	500

Net realized capital gains (losses)	$669	$201	$887	$(92)

The following table details the larger realized losses from sales and impairments during the first six months of 2003 and the related circumstances giving rise to the loss:

Description	Date of Sale	Proceeds from Sale	Loss on Sale	Impairment	Holdings at June 30, 2003	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20 of Cost or Amortized Cost

(1)	2/13/03	$425	$(252)	—	—	—	6

(1) Major utility company which had a deteriorating balance sheet, underperforming overseas operations and a reduction in its dividend.

Liquidity and Capital Resources

Cash flow provided by operations was $65,550,000 and $47,788,000 for the first six months ended June 30, 2003 and 2002, respectively, primarily due to increases in net written premium.  Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

The Company has a credit facility provided through a consortium of banks.  The credit facility provides for an $11.0 million revolving line of credit facility, which will reduce by an additional $2.0 million in 2003, and $9.0 million in 2004 until it terminates on November 19, 2004, and a $55.0 million letter of credit facility.  At June 30, 2003 $11,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 2.4%.  The letter of credit facility is utilized primarily by NCUL and Millennium for its participation in Lloyd’s Syndicate 1221.  The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility.  If the banks decide not to renew the letter of credit portion of the facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue its participation in Syndicate 1221.  At June 30, 2003, letters of credit with an aggregate face amount of $54,783,000 were issued under the letter of credit facility.

The bank credit facility is collateralized by the common stock of Navigators Insurance.  It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus, and other financial ratios.  At June 30, 2003, the Company was in compliance with all covenants.

At June 30, 2003, the Company’s consolidated stockholders’ equity was $187,131,000 compared to $171,275,000 at December 31, 2002.  The increase was primarily due to the net income for the six months ended June 30, 2003 and the increase in the unrealized gains in the investment portfolio.

The Company relies upon dividends from its subsidiaries to meet its holding company obligations. The dividends have historically come primarily from Navigators Insurance. At December 31, 2002, the maximum amount available for the payment of dividends by Navigators Insurance during 2003 without prior regulatory approval was $12,854,000. During the first six months of 2003, Navigators Insurance paid dividends of $6,000,000 to the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2002 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)          The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based on that evaluation, such officers have concluded that the Company’s disclosure controls and procedures are effective as of the end of such period.

(b)         There have been no changes during the period covered by this Quarterly Report in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                                   Legal Proceedings

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit.  In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.2 million of the letters of credit.  The liquidator of the reinsurer has commenced suit in Australia seeking to void the draw downs.  Although the Company believes it has strong defenses against these claims and that the liquidators’ assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation.  The Company is vigorously defending its position.

Item 2.                                   Changes in Securities

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Securities Holders

On May 29, 2003, the Company’s stockholders voted for the following matters at the annual stockholders’ meeting:

a)              The election of eight (8) directors to serve until the 2004 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.  The results of the voting were as follows:

Name	For	Withheld
Peter A. Cheney	7,950,713	49,874
Terence N. Deeks	7,951,013	49,574
Robert W. Eager, Jr.	7,951,013	49,574
Stanley A. Galanski	7,950,613	49,974
Leandro S. Galban, Jr.	7,951,013	49,574
Marc M. Tract	7,738,816	261,771
George T. Van Gilder	7,950,913	49,674
Robert W. Wright	7,774,240	226,347

b)             The adoption of the Company’s Employee Stock Purchase Plan which was approved with 7,934,093 votes for, 45,094 votes against and 21,400 abstaining.

c)              Approval of the Company’s Executive Performance Incentive Plan with 7,908,377 votes for, 41,415 against and 50,795 abstaining.

d)             The ratification of the appointment of KPMG LLP as the company’s independent auditors which was ratified with 7,995,937 votes for, 1,900 against and 2,750 votes abstaining.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit No.	Description of Exhibit

	10.1	The Navigators Group, Inc. Employee Stock Purchase Plan (previously filed as
Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders for 2003 and incorporated herein by reference thereto).
10.2

The Navigators Group, Inc. Executive Performance Incentive Plan (previously filed as Appendix C to the Company’s Proxy Statement for the Annual Meeting of Stockholders for 2003 and incorporated herein by reference thereto).

	31.1	Certification of CEO Per Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of CFO Per Section 302 of the Sarbanes-Oxley Act
	32.1	Certification of CEO Per Section 906 of the Sarbanes-Oxley Act

(This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).

	32.2	Certification of CFO Per Section 906 of the Sarbanes-Oxley Act

(This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).

(b)	Reports on Form 8-K:

On May 16, 2003, the Company filed a Form 8-K relating to its press release announcing its first quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)

Date: August 14, 2003	/s / Bradley D. Wiley
Bradley D. Wiley
Senior Vice President, Chief Financial
Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10.1

The Navigators Group, Inc. Employee Stock Purchase (previously filed as Appendix B to the Company’s Proxy Statement for the Annual Meeting of Stockholders for 2003 and incorporated herein by reference thereto).

10.2

The Navigators Group, Inc. Executive Performance Incentive Plan (previously filed as Appendix C to the Company’s Proxy Statement for the Annual Meeting of Stockholders and incorporated herein by reference thereto).

31.1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act

(This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended , or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).

32.2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act

(This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).