Form 10-Q
period 2003-09-30
NAVIGATORS GROUP INC
filed 2003-11-14
CIK 793547

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended    September 30, 2003

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

On October 31, 2003, there were 12,526,735 shares of $0.10 par value common stock issued and outstanding.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.        Financial Information

Item 1.        Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2003, $442,370; 2002, $351,821)	$456,359	$366,676
Equity securities, available-for-sale, at fair value (cost: 2003, $11,999; 2002, $12,286)	12,360	11,674
Short-term investments, at cost which approximates fair value	88,734	61,092
Cash	4,164	13,443
Total investments and cash	561,617	452,885

Premiums in course of collection	130,623	108,672
Commissions Receivable	2,911	3,112
Prepaid reinsurance premiums	116,948	58,902
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	285,047	243,153
Federal income tax recoverable	—	826
Net deferred income tax benefit	9,663	6,470
Deferred policy acquisition costs	22,842	23,632
Accrued investment income	4,795	3,309
Goodwill	4,917	5,167
Other assets	13,547	11,791
Total assets	$1,152,910	$917,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$582,430	$489,642
Unearned premium	241,997	167,372
Reinsurance balances payable	103,111	55,574
Notes payable to banks	9,000	14,500
Payable for securities	9,292	5,327
Federal income tax payable	2,311	
Accounts payable and other liabilities	14,368	14,229
Total liabilities	962,509	746,644

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value; 20,000,000 shares authorized for 2003 and 2002; issued and outstanding 8,548,985 for 2003 and 8,486,272 (net of treasury stock) for 2002	855	851
Additional paid-in capital	41,024	40,141
Treasury stock held at cost (shares: 16,423 for 2002)	—	(236)
Accumulated other comprehensive income	10,204	9,732
Retained earnings	138,318	120,787
Total stockholders’ equity	190,401	171,275
Total liabilities and stockholders’ equity	$1,152,910	$917,919

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Three Months Ended September 30,
	2003	2002
	(Unaudited)
Revenues:
Net earned premium	$74,537	$64,520
Commission income	23	1,188
Net investment income	4,634	4,390
Net realized capital gains	348	1,264
Other income	140	363
Total revenues	79,682	71,725

Operating expenses:
Net losses and loss adjustment expenses incurred	48,526	43,430
Commission expense	9,195	11,518
Other operating expenses	13,364	9,127
Interest expense	66	158
Total operating expenses	71,151	64,233

Income before income tax expense	8,531	7,492

Income tax expense (benefit):
Current	4,195	2,588
Deferred	(2,087)	(367)
Total income tax expense	2,108	2,221

Net income	$6,423	$5,271

Net income per common share:
Basic	$0.75	$0.62
Diluted	$0.73	$0.61

Average common shares outstanding:
Basic	8,535	8,473
Diluted	8,771	8,678

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except net income per share)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Revenues:
Net earned premium	$206,115	$155,292
Commission income	2,748	3,282
Net investment income	13,847	13,494
Net realized capital gains	1,235	1,172
Other income	728	1,214
Total revenues	224,673	174,454

Operating expenses:
Net losses and loss adjustment expenses incurred	135,857	99,619
Commission expense	28,698	29,504
Other operating expenses	37,188	27,997
Interest expense	250	463
Total operating expenses	201,993	157,583

Income before income tax expense	22,680	16,871

Income tax expense (benefit):
Current	8,766	5,249
Deferred	(3,617)	(873)
Total income tax expense	5,149	4,376

Net income	$17,531	$12,495

Net income per common share:
Basic	$2.06	$1.48
Diluted	$2.01	$1.45

Average common shares outstanding:
Basic	8,515	8,455
Diluted	8,728	8,642

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Operating activities:
Net income	$17,531	$12,495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,222	740
Net deferred income tax	(3,617)	(873)
Net realized capital (gains)	(1,235)	(1,172)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(41,894)	2,853
Reserve for losses and loss adjustment expenses	92,788	38,875
Prepaid reinsurance premiums	(58,046)	(25,421)
Unearned premium	74,625	78,729
Premiums in course of collection	(21,951)	(27,366)
Commissions receivable	201	246
Deferred policy acquisition costs	790	(11,202)
Accrued investment income	(1,486)	(318)
Reinsurance balances payable	47,537	15,707
Federal income tax	3,137	1,723
Other	1,331	(3,227)
Net cash provided by operating activities	110,933	81,789

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	5,677	2,419
Sales	191,899	163,127
Purchases	(287,825)	(197,969)
Equity securities, available-for-sale
Sales	1,607	4,886
Purchases	(1,480)	(6,556)
Change in payable for securities	3,965	17,146
Net change in short-term investments	(27,642)	(55,556)
Purchase of property and equipment	(1,339)	(692)
Net cash (used in) investing activities	(115,138)	(73,195)

Financing activities:
Repayment of bank loan	(5,500)	(4,500)
Proceeds from exercise of stock options	426	429
Net cash (used in) financing activities	(5,074)	(4,071)
Increase (decrease) in cash	(9,279)	4,523
Cash at beginning of year	13,443	5,816
Cash at end of period	$4,164	$10,339

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$5,761	$3,611
Interest paid	252	436
Issuance of stock to directors	72	60

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

(1)     Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the “Company”) for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2002 Annual Report on Form 10-K.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including the amounts previously classified as Funds due from Lloyd’s syndicate which have been reclassified to their separate components in the financial statements.

(2)     Reinsurance Ceded

The Company’s ceded earned premiums were $65,184,000 and $41,346,000 for the three months ended September 30, 2003 and 2002, respectively, and were $174,299,000 and $107,590,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company’s ceded incurred losses were $32,888,000 and $13,841,000 for the three months ended September 30, 2003 and 2002, respectively, and were $96,393,000 and $54,290,000 for the nine months ended September 30, 2003 and 2002, respectively.

(3)     Segment Information

The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.  The Company’s segments include the Insurance Companies, the Navigators Agencies and the Lloyd’s Operations, each of which is managed separately.  The Insurance Companies consist of Navigators Insurance Company (“Navigators Insurance”) and NIC Insurance Company which are primarily engaged in underwriting marine insurance and related lines of business, general liability insurance and professional liability insurance.  The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Insurance Companies and non-affiliated companies.  The Lloyd’s Operations consist primarily of a Lloyd’s managing agency and two Lloyd’s corporate members which underwrite marine and related lines of business at Lloyd’s of London (“Lloyd’s”).

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

The following tables present financial data by segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)

Revenue, excluding net investment income and net realized capital gains:
Insurance Companies:
Marine	$27,587	$21,953	$71,740	$52,115
General Liability	19,619	19,348	61,910	47,297
Professional Liability	2,681	502	6,186	881
Surety	281	4	401	4
Other	458	164	579	(55)
Insurance Companies Total	50,626	41,971	140,816	100,242
Lloyd’s Operations:
Marine	20,929	21,575	59,819	53,610
Engineering and Construction	1,313	674	2,089	870
Onshore Energy	1,589	377	3,397	661
Other	80	145	596	719
Lloyd’s Operations Total	23,911	22,771	65,901	55,860
Navigators Agencies	8,392	7,806	24,694	20,138
Other operations	(8,229)	(6,477)	(21,820)	(16,452)
Total	$74,700	$66,071	$209,591	$159,788

Income (loss) before tax expense (benefit):
Insurance Companies	$8,001	$5,860	$18,894	$15,363
Lloyd’s Operations	2,177	404	7,018	2,011
Navigators Agencies	(219)	1,577	902	2,709
Other operations	(1,428)	(349)	(4,134)	(3,212)
Total	$8,531	$7,492	$22,680	$16,871

Income tax expense (benefit):
Insurance Companies	$2,555	$1,850	$5,941	$4,795
Lloyd’s Operations	—	—	—	—
Navigators Agencies	(146)	566	207	878
Other operations	(301)	(195)	(999)	(1,297)
Total	$2,108	$2,221	$5,149	$4,376

Net income (loss):
Insurance Companies	$5,446	$4,010	$12,953	$10,568
Lloyd’s Operations	2,177	404	7,018	2,011
Navigators Agencies	(73)	1,011	695	1,831
Other operations	(1,127)	(154)	(3,135)	(1,915)
Total	$6,423	$5,271	$17,531	$12,495

(4)     Comprehensive Income

Comprehensive income encompasses all changes in stockholders’ equity including net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.

The following table summarizes comprehensive income for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
	2003	2002
	(In thousands)

Net income	$6,423	$5,271
Other comprehensive income (losses), net of tax:
Net unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period (net of tax expense (benefit) of ($1,983) for 2003 and $3,124 for 2002)	(3,477)	6,545
Less: reclassification adjustment for gains included in net income (net of tax expense of $76 for 2003 and $337 for 2002)	272	927
Net unrealized gains (losses) on securities	(3,749)	5,618
Foreign currency translation gain adjustment (net of tax expense of $100 for 2003 and $23 for 2002)	186	44
Other comprehensive income (loss)	(3,563)	5,662

Comprehensive income	$2,860	$10,933

The following table summarizes comprehensive income for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)

Net income	$17,531	$12,495
Other comprehensive income (losses), net of tax:
Net unrealized gains on securities available-for-sale:
Unrealized holding gains arising during period (net of tax expense of $390 for 2003 and $3,754 for 2002)	1,002	7,622
Less: reclassification adjustment for gains included in net income (net of tax expense of $225 for 2003 and $316 for 2002)	1,010	856
Net unrealized gains (losses) on securities	(8)	6,766
Foreign currency translation gain (loss) adjustment (net of tax expense (benefit) of $258 for 2003 and ($136) for 2002)	480	(252)
Other comprehensive income	472	6,514

Comprehensive income	$18,003	$19,009

The following table summarizes the components of accumulated other comprehensive income:

	September 30, 2003	December 31, 2002
	(In thousands)

Net unrealized gains on securities available-for-sale (net of tax expense of $4,859 in 2003 and $4,693 in 2002)	$9,491	$9,499
Foreign currency translation adjustment (net of tax expense of $384 in 2003 and $125 in 2002)	713	233

Accumulated other comprehensive income	$10,204	$9,732

(5)     Stock-based Compensation

The Company’s stock option plans are accounted for under the recognition and measurement principles of the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option.  Accordingly, compensation expense of $15,000 and $46,000 has been recognized for stock options in the three months and nine months ended September 30, 2003, respectively.  Although no amounts were expensed in the three months and nine months ended September 30, 2002, had expense been recorded as described above, the amount would have been approximately $15,000 and $30,000, respectively.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) in the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Net income:
As reported	$6,423	$5,271	$17,531	$12,495
Add:
Total stock-based compensation expense included in net income, net of related tax effects	10	—	30	—
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	124	91	369	232

Pro-forma	$6,309	$5,180	$17,192	$12,263

Basic income per share:
As reported	$0.75	$0.62	$2.06	$1.48
Pro-forma	$0.74	$0.61	$2.02	$1.45
Diluted income per share:
As reported	$0.73	$0.61	$2.01	$1.45
Pro-forma	$0.72	$0.60	$1.97	$1.42

Stock grants are expensed as they vest.  The amount charged to expense was $309,000 and $101,000 for the three months ended September 30, 2003 and 2002, respectively.  The expense for the nine months ended September 30, 2003 and 2002 was $795,000 and $514,000, respectively.  In addition, $72,000 was expensed for each of the nine month periods ended September 30, 2003 and 2002, respectively, for stock issued annually to non-employee directors as part of the directors’ compensation for serving on the Company’s Board of Directors.

(6)     Application of New Accounting Standards

The FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets.  The Company adopted both SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001.  It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill.  SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment.  The Company completed its annual impairment review of goodwill resulting in no impairment as of January 1, 2003.  No other intangible assets were required to be reclassified and accounted for as an asset apart from goodwill upon adoption of SFAS 142.  No expense for amortization of goodwill has been recorded in the first nine months of 2003 or 2002.  Goodwill of $2,534,000 was carried for the Navigators Agencies’ segment at both September 30, 2003 and December 31, 2002, and $2,383,000 and $2,633,000 for the Lloyd’s Operations’ segment at September 30, 2003 and December 31, 2002, respectively.  Goodwill on the Company’s consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound.  The adoption of SFAS 141 did not have any effect on the Company’s results of operations or financial condition.

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  The provisions of this statement provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The provisions are effective for financial statements for fiscal years ending after December 15, 2002.  We follow the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS 148.  These require pro forma net income and earnings per share information, which is calculated assuming we had accounted for our stock option plans under the “fair value method” described in those statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46 requires certain variable interest entities to be consolidated by their primary beneficiaries.  The adoption of this interpretation did not have any effect on the Company’s financial condition or results of operations.

In April 2003, the FASB Derivative Implementation Group adopted Issue No. B36, Embedded Derivatives:  Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (“B36”).  B36 addresses the recognition of embedded derivatives present in certain reinsurance agreements with funds held provisions and is applicable for quarters beginning after September 15, 2003.  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting B36.

(7)     Lloyd’s Participation

The Company records in its consolidated financial statements its proportionate share of Lloyd’s Syndicate 1221’s assets, liabilities and results of operations.  Such participation was 97.4% of the portion of Syndicate 1221’s £125.0 million ($200.3 million) of capacity utilized for the 2003 underwriting year and 68.1% of the portion of Syndicate 1221’s £75.0 million ($112.7 million) of capacity utilized for the 2002 underwriting year.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  In 2003, the Company participates in a larger percentage of the gross capacity and is reinsuring 15.4% of its capacity under quota share reinsurance agreements to third parties who provide letters of credit used as collateral at Lloyd’s.

The Company provides letters of credit to Lloyd’s to support its participation in Syndicate 1221’s capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility.  In early November 2003, we completed the renewal of the letter of credit facility increasing the facility from $55 million to $80 million.  The effective date of the facility was changed to November 10, 2003 and it is subject to renewal in two years.  If the banks decide not to renew the letter of credit facility in 2005, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221 for subsequent years.  At September 30, 2003, letters of credit with an aggregate face amount of $55 million were issued under the letter of credit facility.

(8)     Income Tax - Valuation Allowance

The Company’s valuation allowance relating to its foreign operations decreased by $573,000 in the three months ended September 30, 2003 and $2,056,000 in the nine months ended September 30, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At September 30, 2003 and 2002, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $2,473,000 and $4,755,000, respectively, along with a valuation allowance equal to these benefits.  Although the foreign operations were profitable in 2003, the valuation allowance was released only to the extent of the 2003 profits since future profitability remains uncertain.  The Company needs to generate $8,244,000 of future foreign pretax income in order to fully utilize the foreign loss carryforward which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,486,000 and $2,099,000 at September 30, 2003 and 2002, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $13,854,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

The Company had alternative minimum tax carryforwards of $0 and $1,115,000 at September 30, 2003 and September 30, 2002, respectively.

(9)   Treasury Stock

During the first nine months of 2003, the Company issued the remaining 16,423 shares of Treasury stock representing the vested portion of stock grants to the Company’s President and a senior officer of a subsidiary.  The effect of the issuance reduced Treasury stock by $236,000 in the nine months ended September 30, 2003.  During the first nine months of 2002, the Company issued 2,985 shares of Treasury stock to the non-employee directors as part of the directors’ annual compensation for the prior year.   The effect of the issuance reduced Treasury stock by $43,000 in the first nine months of 2002.

(10) Legal Proceedings

The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with an Australian reinsurer.  In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit.  In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.7 million of the letters of credit.  The liquidator of the reinsurer has commenced suit in Australia seeking to void the draw downs.  Although the Company believes it has strong defenses against these claims and that the liquidators’ assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation.  The Company is vigorously defending its position.

(11) Subsequent Event

During October 2003, the Company completed the sale of 3,977,500 shares of its common stock in an underwritten public offering.  Certain trusts for the benefit of the children of Terence N. Deeks, the Company’s founder and chairman, also participated in this offering and sold 450,000 shares of the Company’s common stock owned by such trusts.  The public offering price for all of these shares was $29.50 per share.  The combined net proceeds the Company received from the offering, after deducting underwriting commissions and other fees, were approximately $110.8 million, of which $70 million was contributed to the statutory surplus of Navigators Insurance and $9.0 million was used to repay the full amount of indebtedness outstanding under the revolving credit portion of our credit facility.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Some of the statements in this Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are derived from information that we currently have and from assumptions that we make.  We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

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

•      risks associated with our continuing ability to obtain reinsurance covering our exposures at appropriate prices and/or insufficient amounts and the related recoverability of our reinsured losses;

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

General

The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company, and its twelve active wholly owned subsidiaries, are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  Unless the context otherwise requires, the terms “Company”, “we” or “our” as used herein means The Navigators Group, Inc. and its subsidiaries.  All significant intercompany transactions and balances are eliminated.  Certain amounts for prior years have been reclassified to conform to the current year’s presentation.

The Company’s two insurance subsidiaries are Navigators Insurance Company (“Navigators Insurance”), which includes a United Kingdom Branch (“UK Branch”), and NIC Insurance Company (“NIC”).  Navigators Insurance is our largest insurance subsidiary and has been active since 1983.  It specializes principally in underwriting marine insurance and related lines of business, general liability insurance, and professional liability insurance.  NIC, a wholly owned subsidiary of Navigators Insurance, began operations in 1990.  It underwrites similar types of business but on a “non-admitted” or surplus lines basis and is fully reinsured by Navigators Insurance.  Navigators Insurance and NIC are collectively referred to herein as the “Insurance Companies”.

Five of our wholly owned insurance underwriting agencies (the “Navigators Agencies”) produce business for the Insurance Companies.  They specialize in writing marine and related lines of business, general liability insurance and professional liability coverages.

Each of the Navigators Agencies writes marine and related business for Navigators Insurance and three unaffiliated insurance companies.  The four insurance companies comprise a marine insurance pool.  Marine insurance policies are issued by Navigators Insurance with the business shared with other pool members.  Navigators Insurance had a 75% participation in the pool for business written with effective dates in 2002 and has an 80% participation in 2003.  In September 2003, Navigators Insurance increased its participation in the pool for the 2003 underwriting year to 80% from 70% as a result of a commutation agreement with one of the pool members.  The effect of the commutation for the three and nine months ended September 30, 2003 was to increase net written premium by $12.1 million.

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

Critical Accounting Policies

It is important to understand the Company’s accounting policies in order to understand its financial statements.  Management considers certain of these policies to be critical to the presentation of the financial results since they require management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon.  Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

The Company’s critical accounting policies involve the reporting of the reserves for losses and loss adjustment expenses (including losses that have occurred but were not reported to the Company by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for Lloyd’s results, and goodwill.

Loss Reserves and Loss Adjustment Expenses.  Loss reserves represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known.  Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control.  Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be greater or less than the original estimate.  Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.  Additional information regarding the Company’s loss reserves can be found in “Results of Operations-Operating Expenses-Net Losses and Loss Adjustment Expenses Incurred”.

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

Results of Operations

General.  In September 2003, following receipt of the required regulatory approval, all of the reinsurance obligations and liabilities of Trenwick America Re Corporation and two of its subsidiaries, Chartwell Insurance Company and The Insurance Corporation of New York (collectively referred to as Trenwick), to Navigators Insurance were commuted effective as of the beginning of the 2003 underwriting year.  Prior to the commutation, these obligations and liabilities were collateralized through a trust agreement established on October 28, 2002.  Under the commutation agreement, in addition to a lump-sum transfer of funds from the trust account to Navigators Insurance, Trenwick also assigned rights against Somerset Insurance Limited, its reinsurer, including rights to additional trust assets, to Navigators Insurance.  Although no assurances can be given, it is expected that this transaction will be protected from subsequent challenge as a preference in the event of a Trenwick liquidation or rehabilitation proceeding.  The results of the commutation did not have a material impact on our operating results. Terence N. Deeks and a member of his family own in the aggregate 98% of the outstanding voting stock of Somerset Insurance Limited.  In connection with the commutation, Somerset Insurance Limited reinsures approximately 3.1% of Navigators Insurance's participation in the marine pool for the 2003 underwriting year.

Revenues.  Gross written premium for the first nine months of 2003 increased 34.1% to $455,526,000 from $339,718,000 for the first nine months of 2002.

The following table sets forth our gross written premium by segment and line of business, and ceded and net written premium by segment for the periods indicated:

	Nine Months Ended September 30,
	2003		2002
	(Dollars in thousands)
Insurance Companies:
Marine	$149,076	33%	$137,836	41%
General Liability	95,697	21	85,148	25
Professional Liability	37,986	9	14,133	4
Surety	1,777	—	47	—
Other	1,522	—	4,448	1
Gross Written Premium	286,058	63	241,612	71
Ceded Written Premium	(151,025)		(102,722)
Net Written Premium	135,033		138,890

Lloyd’s Operations:
Marine	145,708	32	91,084	27
Engineering and Construction	13,542	3	4,002	1
Onshore Energy	10,218	2	3,020	1
Gross Written Premium	169,468	37	98,106	29
Ceded Written Premium	(81,206)		(30,891)
Net Written Premium	88,262		67,215

Total Gross Written Premium	455,526	100%	339,718	100%

Total Ceded Written Premium	(232,231)		(133,613)

Total Net Written Premium	$223,295		$206,105

Insurance Companies’ Gross Written Premium

Marine Premium.  The marine premium for the first nine months ended September 30, 2003 increased 8.2% compared to the first nine months of 2002 due primarily to the increase in premium rates resulting in higher premiums on new and renewal business, partly offset by a reduction of business in certain areas due to pricing concerns.  Navigators Insurance obtained price increases on renewal business of approximately 15.3% in the first nine months of 2003 amounting to approximately $11.0 million of premium from rate increases.  Navigators Insurance obtains its marine business through participation in the marine pool managed by the Navigators Agencies.

General Liability Premium.  This business consists primarily of general liability insurance for small general and artisan contractors as well as other targeted commercial risks.  The general liability premium increased 12.4% from the first nine months of 2002 to 2003 due to new business and increased rates.  Rate increases on renewal business for the contractors liability policies averaged 45.9%, resulting in approximately $11.9 million of premium from rate increases.  During the first nine months of 2003, the number of construction liability in-force policies decreased by approximately 51.0% primarily as a result of our efforts to scale back the number of small artisan policies we write.  The new business and the rate increases resulted from a tightening market for California contractors’ liability insurance.

Professional Liability Insurance.  In late 2001, the Insurance Companies began to write professional liability insurance primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations.  In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  The professional liability premium increased to $38.0 million for the first nine months of 2003 from $14.1 million for the first nine months of 2002 reflecting growth and the expansion of this business.

Surety.  In late 2002, Navigators Insurance began to write surety business which consists of bonds guaranteeing the performance of a specific obligation.  Our focus is on providing bid and performance bonds to small contractors requiring contract bonds for projects of $2.0 million or less.

Lloyd’s Operations’ Gross Written Premium

The Lloyd’s premium is generated as the result of NCUL and Millennium providing capacity to Lloyd’s Syndicate 1221 which is managed by NUAL.

Lloyd’s Syndicate 1221’s 2003 stamp capacity of £125.0 million ($200.3 million) compared to £75.0 million ($112.7 million) in 2002.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Company participates for 97.4% and 68.1% of Syndicate 1221’s capacity for the 2003 and 2002 underwriting years, respectively.  In 2003, the Company participates in a larger percentage of the gross capacity and is reinsuring 15.4% of its capacity under quota share reinsurance agreements to third parties which provide letters of credit used as collateral at Lloyd’s.  The Lloyd’s marine business had been subject to a deteriorating pricing beginning in the mid-1990’s.  The pricing competition showed some signs of stabilizing in 2000 and prices increased in 2001, 2002 and in the first nine months of 2003.  Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years.  The Company makes estimates for each underwriting year and timely accrues the expected results.  The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates.  The syndicates generally keep accounts open for three years.  Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed.  A Lloyd’s syndicate typically closes an underwriting account by reinsuring outstanding claims on that account with the participants for the next underwriting year.  The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption.  Our participation in Lloyd’s Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity.  At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the reinsurance to close.  The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year.  To the extent our participation in the syndicate changes as a result of this transfer, the reinsurance to close amounts vary accordingly.  The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  There are no gains or losses recorded on the transactions.

The Company provides letters of credit to Lloyd’s to support its participation in Syndicate 1221’s capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility.  In early November 2003, the letter of credit facility was increased from $55 million to $80 million and renewed for a two year period.  If the banks decide not to renew the letter of credit facility in 2005, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221 for subsequent years.

Marine Premium.  In the first nine months of 2003, marine premium increased 60.0% from the first nine months of 2002 partially due to the increase in premium rates resulting in higher premiums on renewal and new business and due to the capacity provided to Syndicate 1221 by NCUL and Millennium increasing from 68.1% in 2002 to 97.4% in 2003.  The increased premium in 2003 included approximately $13.8 million of rate increases.

Engineering and Construction Premium.  The business consists of coverage for construction projects including machinery, equipment and loss of use due to delays.  The increase in the gross written premium in the first nine months of 2003 compared to 2002 was due to new business and the increase in capacity provided to Syndicate 1221.

Onshore Energy.  The business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.  The increase in the gross written premium in the first nine months of 2003 compared to 2002 was primarily due to new business and the increase in capacity provided to Syndicate 1221.

Ceded Written Premium.  In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus.  The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations.  There are several factors contributing to an increase in ceded premium when comparing the nine months ended September 30, 2003 to the same period in 2002.  First, rate increases on our business resulted in higher premium levels, and consequently more ceded premiums.  The second is the cost of “excess of loss” reinsurance which is purchased to limit the Company’s exposure to an individual large loss. This reinsurance cost increased in the marine and general liability business.  Effective April 1, 2003, the reinsurance treaty for our general liability business was amended to incorporate ceded commission from the reinsurer and a rate increase. Third, we increased the amount of quota share reinsurance for certain product lines, based upon management’s assessment of expected loss activity.  Fourth, Navigators Pro experienced substantial premium growth, resulting in increased amounts of premium ceded to its quota share reinsurance program.  Additionally, the Company entered into quota share reinsurance agreements to reinsure 15.4% of its Syndicate 1221 capacity to third parties which provide letters of credit used as collateral at Lloyd’s.

Net Written Premium.  Net written premium increased 8.3% when comparing the first nine months of 2003 to the same period in 2002, as a result of the increase in the gross written premium and the recording of the commutation with Trenwick during the third quarter of 2003, partially offset by the increased ceded premium, as discussed above.  Net written premium decreased 11.3% in the three months ended September 30, 2003 compared to the same period in 2002 due to scaling back certain types of marine business due to pricing concerns and due to the increased ceded premium as discussed above, partially offset by the Trenwick commutation.

Net Earned Premium.  Net earned premium increased 15.5% and 32.7% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002.  Net earned premium increased across all major product lines as a result of rate increases and new business generated in 2002 and 2003 and the recording of the commutation with Trenwick during the third quarter of 2003.

Commission Income.  Commission income generated by the Navigators Agencies decreased to $2,748,000 for the first nine months of 2003 from $3,282,000 for the same period in 2002, and decreased to $23,000 for the three months ended September 30, 2003 from $1,188,000 for the 2002 third quarter, primarily the result of the decrease in the unaffiliated insurance companies’ share of the marine pool from 30% to 20% and the recording of the commutation with Trenwick during the third quarter of 2003.

Net Investment Income.  Net investment income increased 5.6% and 2.6%  for the three and the nine months ended September 30, 2003 compared to the same periods in 2002.  The earnings from the increase in invested assets were partially offset by the general decrease in interest rates.

Net Realized Capital Gains.  Pre-tax net income for the first nine months of 2003 included $1,235,000 of net realized capital gains compared to $1,172,000 of net realized capital gains for the same period last year.  On an after tax basis, the net realized capital gains were $1,010,000 or $0.12 per share for the first nine months of 2003 and the net realized capital gains were $856,000 or $0.10 per share for the same period of 2002. Included in net realized capital gains for the nine months ended September 30, 2002 were $2,905,000 of impairment losses recorded on one of the Company’s asset backed securities.

Pre-tax net income included $348,000 and $1,264,000 of net realized capital gains for the third quarters of 2003 and 2002, respectively.  On an after tax basis, the net realized capital gains were $272,000 or $0.03 per share for the third quarter of 2003 compared to $927,000 or $0.11 per share for the third quarter of 2002.  Included in net realized capital gains in the third quarter of 2002 were $787,000 of impairment losses recorded on one of the Company’s asset backed securities.  There have been no impairment losses on securities in 2003.

Other Income.  Other income for the first nine months and third quarter of 2003 and 2002 consisted primarily of fees related to the general liability business and foreign exchange gains and losses.

Operating Expenses.

Net Losses and Loss Adjustment Expenses Incurred.  The amount recorded for net losses and loss adjustment expenses (“LAE”) reflects management’s estimate of dollar amounts required to pay all claims as well as related expenses to adjust and settle claims.  The estimates include payments made during the period, reserves established for future payment on known claims (“case reserves”) and reserves established for claims that are anticipated but that have not yet been reported to the Company  (“IBNR” or “incurred but not reported”).  Insurance companies typically evaluate their loss experience by calculating a “loss ratio”, which is the ratio of losses and loss adjustment expenses incurred to the net earned premium for the period.  The Company’s loss ratio for the first nine months of 2003 was 65.9%, compared to 64.1% for the first nine months of 2002.  The majority of this increase was due to an increase in the loss ratio of Navigators Insurance increasing from 60.7% for the first nine months of 2002 to 66.4% for the first nine months of 2003 with the largest factor being an increase in incurred losses for the Navigators Insurance’s U.S. marine business in the first three months of 2003. The increase in the Navigators Insurance loss ratio was affected by the growth in the general liability and professional liability lines of business for which we generally estimate a higher ultimate loss ratio than the marine business and a change in the general liability excess of loss reinsurance program which increased the loss ratio and decreased the commission expense ratio.   Also, we experienced adverse development on an assumed reinsurance line of business currently in runoff and, as a result, strengthened our loss reserves on such business by $1,645,000 in the first six months of 2003. The Company’s loss ratio for the three months ended September 30, 2003 decreased to 65.1% compared to 67.3% for the third quarter of 2002 primarily due to rate increases in 2003.

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

Reserves are established for the Insurance Companies and Lloyd’s Syndicate 1221 for reported claims when notice of the claim is first received.  Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim.  Reserves for incurred but not reported losses are determined in part on the basis of statistical information and in part on industry experience and the judgment of our senior management.

Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known.  It is possible that the ultimate liability may exceed or be less than such estimates.  In setting its loss reserve estimates, the Company reviews statistical data covering several years, analyzes patterns by line of business and considers several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment.  Based on this review, the Company makes a best estimate of its ultimate liability.  During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s income statement.  Even then, the ultimate liability may exceed or be less than the revised estimates.  The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends.  There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.  To the extent reserves are inadequate and strengthened, the amount of such increase is treated as a charge to earnings in the period in which the deficiency is recognized.

The following table sets forth the Company’s net loss reserves by segment and by line of business as of the date indicated:

	September 30, 2003	December 31, 2002
	(In thousands)
Insurance Companies:
Marine	$89,859	$73,521
General Liability	94,528	64,949
Professional Liability	5,105	1,240
Surety	95	7
Other	25,334	26,690
Total Insurance Companies	214,921	166,407

Lloyd’s Operations:
Marine	109,719	97,018
Engineering and Construction	1,087	726
Onshore Energy	2,049	496
Total Lloyd’s Operations	112,855	98,240

Total Net Loss Reserves	$327,776	$264,647

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

General Liability and Professional Liability

The general liability business generates third party liability claims that are longer tail in nature.  A significant portion of our general liability reserves relate to California construction defect claims.  Reserves and claim frequency on this business may be impacted by legislation recently implemented in California, which generally provides consumers who experienced construction defects a method other than litigation to obtain construction defect repairs.  This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves.  Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.

For general liability, a relatively small proportion of net losses in the more recent accident years are reported claims and an even smaller proportion are paid losses. Therefore, a relatively large proportion of our general liability net losses are reserves for IBNR losses. In fact, approximately 76% of our general liability net loss reserves at September 30, 2003 were for IBNR losses.  As of September 30, 2003, the Company had 1,556 open claims relating to general liability business compared to 1,275 open claims as of December 31, 2002.  During the first nine months of 2003, 1,530 new claims were made and 1,249 existing claims were settled or dismissed.  The Company’s net loss and loss adjustment expense reserves for its general liability business as of September 30, 2003 was $94,528,000.

The professional liability class generates third party liability claims, which also are longer tail in nature.  The professional liability policies provide coverage on a “claims made” basis, whereby coverage is generally provided only for those claims that are reported during the policy period.  Navigators professional liability business is relatively immature, with Navigators first writing the business in late 2001.  Accordingly, given the relative immaturity of this business, it will take some time to better understand the reserve trends on this business.  Where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, our loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, and the legal, regulatory and current risk environment.  Navigators has made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.

Virtually all of the professional liability net loss reserves at September 30, 2003 were for IBNR losses.  As of September 30, 2003, the Company had 81 open claims for professional liability coverage compared to 7 open claims as of December 31, 2002.  During the first nine months of 2003, 98 new claims were made and 24 claims were closed.  The Company’s net loss and LAE reserves for professional liability coverage as of September 30, 2003 were $5,105,000.

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

Management believes that the Company’s reserves for such claims are adequate because the Company’s participation in such risks is generally in the higher excess layers and, based on a continuing review of such claims, management believes that a majority of these claims will be unlikely to penetrate such high excess layers of coverage; however, due to significant assumptions inherent in estimating these exposures, actual liabilities could differ from current estimates.

The following tables set forth the Company’s net loss reserves and claim counts for its environmental and asbestos exposure, which management believes is subject to uncertainties greater than those presented by other types of claims:

(Dollars in thousands)	Net Loss & LAE Reserves		Net Losses & LAE incurred for the nine months	Net Paid Losses & LAE for the nine
Type of Business	September 30, 2003	December 31, 2002	ended September 30, 2003	months ended September 30, 2003

Environmental	$1,262	$1,072	$719	$530
Asbestos/Toxic Tort	489	441	112	65
Total	$1,751	$1,513	$831	$595

Type of Business	Claim Count January 1, 2003	New Claims During Period	Claims Settled or Resolved During Period	Claim Count September 30, 2003

Environmental	202	15	131	86
Asbestos/Toxic Tort	275	26	210	91
Total	477	41	341	177

Approximately 310 files were closed following a review by in-house counsel, which resulted in management concluding that there is no reasonable prospect of exposure to the Company on such matters.   No other material trends or developments were noted in the above net loss reserve and claim count tables.

Commission Expense.         Commission expense as a percentage of net earned premium was 13.9% and 19.0% for the nine months ended September 30, 2003 and 2002, respectively.  The commission expense was 12.3% and 17.9% for the third quarter of 2003 and 2002, respectively.  The commission expense tends to fluctuate with changes in the mix of business.  The decrease during the nine and three months ended September 30, 2003 compared to the same periods in 2002 was primarily the result of reinsurance ceding commissions from a change in the general liability excess of loss reinsurance program and from the professional liability and Lloyd’s marine operations.

Other Operating Expenses.  Other operating expenses increased to $37,188,000 for the first nine months ended September 30, 2003 from $27,997,000 during the corresponding period of 2002, primarily due to the increase in employee related expenses resulting from expansion of the business.  The percentage of other operating expenses to net earned premium was 18.0% for the first nine months of both 2003 and 2002.  Other operating expenses increased to $13,364,000 from $9,127,000 for the three months ended September 30, 2003 and 2002, respectively.  The increases resulted primarily from employee related expenses resulting from expansion of the business.

Interest Expense.  Interest expense decreased to $250,000 for the nine months ended September 30, 2003 from $463,000 for the corresponding period of 2002, and decreased to $66,000 from $158,000 when comparing the third quarters of 2003 and 2002.  These declines were due to a smaller loan balance and lower interest rates on the loan.

Income Taxes.  The effective tax rate for the Company was 22.7% and 25.9% for the nine months ended September 30, 2003 and 2002, respectively, and 24.7% versus 29.6% for the third quarters of 2003 and 2002, respectively.  The rates differed from the Federal corporate income tax rate of 35% primarily due to the change in the valuation allowance to the extent of income or loss generated in certain of its foreign operations, and also to tax-exempt interest income.

The Company’s valuation allowance relating to its foreign operations decreased by $2,056,000 for the nine months ended September 30, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in the first nine months of 2003.  At September 30, 2003 and 2002, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $2,473,000 and $4,755,000, respectively, along with a valuation allowance equal to these benefits.  Even though the foreign operations were profitable in the first nine months of 2003, the valuation allowance was released only to the extent of the 2003 profits since future profitability remains uncertain.  The Company needs to generate $8,244,000 of future foreign pretax income in order to fully utilize the foreign loss carryforward which can be carried forward indefinitely.

The Company also had net state and local loss carryforwards amounting to potential future tax benefits of $2,486,000 and $2,099,000 at September 30, 2003 and 2002, respectively, along with a valuation allowance equal to these benefits.  The Company needs to generate $13,854,000 of future state and local pretax income in order to fully utilize the loss carryforwards which expire from 2019 to 2022.

The Company had alternative minimum tax carryforwards of $0 and $1,115,000 at September 30, 2003 and 2002, respectively.

Net Income.  The Company had net income of $17,531,000 for the nine months ended September 30, 2003 compared to $12,495,000 for the same period last year.  On a diluted per share basis, this represented net income per share of $2.01 and $1.45 for the nine months ended September 30, 2003 and 2002, respectively.  Net income for the third quarter of 2003 was $6,423,000, or $0.73 per diluted share, compared to net income in the third quarter of 2002 of $5,271,000, or $0.61 per diluted share.

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

The Insurance Companies’ investments are subject to the direction and control of their respective boards of directors and the Company’s finance committee and are reviewed on a quarterly basis.  The investments are managed by non-affiliated professional fixed income and equity portfolio managers.  Current investment objectives are to maximize annual after tax income in the context of preserving and enhancing capital and statutory surplus.  The Insurance Companies seek to attain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds and mortgage and asset backed securities and common stocks.  The Insurance Companies’ investment guidelines require that at least 90% of the fixed income portfolio be rated “A-” or better by a nationally recognized rating organization.  Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges.

The Lloyd’s Operations’ investments are subject to the direction and control of the board of directors and investment committee of NUAL, as well as the Company’s finance committee, and represent the Company’s share of the investments held by Syndicate 1221.  The investments must comply with the rules and regulations imposed by Lloyd’s of London and by certain overseas regulators.  The investments are managed by non-affiliated professional fixed income managers.  The performance of the investment managers is reviewed quarterly.  Current investment objectives are to maximize pre-tax income in the context of preserving and enhancing capital.  The investment managers for Syndicate 1221 seek to attain these objectives by investing in Government obligations, corporate bonds and mortgage and asset backed securities.

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

At September 30, 2003 and December 31, 2002, all fixed maturity and equity securities held by the Company were classified as available-for-sale.

The following table presents the amortized cost or cost, as applicable, gross unrealized gains and losses and fair value for all fixed maturity and equity securities:

September 30, 2003	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$210,263	$5,539	$(756)	$215,046
States, municipalities and political subdivisions	58,784	2,584	(137)	61,231
Mortgage and asset backed (excluding GNMAs)	74,740	1,860	(150)	76,450
Corporate bonds	98,583	5,214	(165)	103,632

Total fixed maturities	$442,370	$15,197	$(1,208)	$456,359

Equity securities – common stocks	$11,999	$735	$(374)	$12,360

December 31, 2002	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	(In thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$159,729	$7,113	$—	$166,842
States, municipalities and political subdivisions	47,709	2,463	(45)	50,127
Mortgage and asset backed (excluding GNMAs)	63,830	1,664	(7)	65,487
Corporate bonds	80,553	4,017	(350)	84,220

Total fixed maturities	$351,821	$15,257	$(402)	$366,676

Equity securities – common stocks	$12,286	$245	$(857)	$11,674

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

The following table shows the Company’s impairment losses recorded in its fixed maturity and equity portfolios for the periods indicated:

	Total Write-downs	Write-downs On Securities Sold During Period	Write-downs On Securities Held at Period End
(In thousands)
Three Months Ended September 30, 2003
Fixed maturities	$—	$—	$—
Equity securities	—	—	—
Total Portfolio	$—	$—	$—

Three Months Ended September 30, 2002
Fixed maturities	$787	$—	$787
Equity securities	—	—	—
Total Portfolio	$787	$—	$787

	Total Write-downs	Write-downs On Securities Sold During Period	Write-downs On Securities Held at Period End
(In thousands)
Nine Months Ended September 30, 2003
Fixed maturities	$—	$—	$—
Equity securities	—	—	—
Total Portfolio	$—	$—	$—

Nine Months Ended September 30, 2002
Fixed maturities	$2,905	$—	$2,905
Equity securities	—	—	—
Total Portfolio	$2,905	$—	$2,905

As of September 30, 2003, the Company’s total portfolio had $15.9 million in gross unrealized gains and $1.6 million in gross unrealized losses, compared to $15.5 million in gross unrealized gains and $1.3 million in gross unrealized losses at December 31, 2002.

The following table summarizes all securities in an unrealized loss position at September 30, 2003 and December 31, 2002 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	September 30, 2003		December 31, 2002
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs
0-6 Months	$42,880	$756	$—	$—
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—
Subtotal	42,880	756	—	—

States, municipalities and political subdivisions
0-6 Months	10,335	115	1,144	16
7-12 Months	649	22	—	—
> 12 Months	—	—	894	29
Subtotal	10,984	137	2,038	45

Mortgage and asset backed (excluding GNMAs)
0-6 Months	10,832	143	221	1
7-12 Months	185	7	—	—
> 12 Months	—	—	218	6
Subtotal	11,017	150	439	7

Corporate bonds
0-6 Months	6,583	165	2,037	72
7-12 Months	—	—	515	7
> 12 Months	—	—	1,841	271
Subtotal	6,583	165	4,393	350

Total Fixed Maturities	$71,464	$1,208	$6,870	$402

Equity securities – common stocks
0-6 Months	$—	$—	$3,378	$254
7-12 Months	952	64	2,736	446
> 12 Months	3,837	310	987	157

Total Equity Securities	$4,789	$374	$7,101	$857

The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.  We will continue to analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.

The following table shows the composition by National Association of Insurance Commissions (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in the Company’s portfolio with gross unrealized losses at September 30, 2003.  Not all of the securities are rated by S&P and/or Moody’s.

(Dollars in thousands)

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Unrealized Loss	Percent to Total	Fair Value	Percent to Total

1	AAA/AA/A	Aaa/Aa/A	$(1,166)	97%	$68,538	96%
2	BBB	Baa	(42)	3	2,926	4
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$(1,208)	100%	$71,464	100%

At September 30, 2003, the gross unrealized losses in the table directly above are on fixed maturity securities that are rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners’ rating of 1 or 2, an S&P rating of BBB- or higher, or a Moody’s rating of Baa3 or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at September 30, 2003 are shown below.

(Dollars in thousands)

	Unrealized Loss	Percent To Total	Fair Value	Percent to Total
Due in one year or less	$—	—%	$—	—%
Due after one year through five years	(131)	11	6,794	9
Due after five years through ten years	(160)	13	12,572	18
Due after ten years	(767)	63	41,082	57
Mortgage and asset backed securities (1)	(150)	13	11,016	16
Total fixed income securities	$(1,208)	100%	$71,464	100%

(1)Due to the periodic repayment of principal, the mortgage and asset backed securities are estimated to have an effective maturity of approximately six years.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company’s realized capital gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)

Fixed maturities:
Gains	$376	$1,176	$1,689	$4,616
(Losses)	(134)	(886)	(309)	(4,917)
	242	290	1,380	(301)
Equity securities and other investments:
Gains	326	974	329	1,636
(Losses)	(220)	—	(474)	(163)
	106	974	(145)	1,473

Net realized capital gains	$348	$1,264	$1,235	$1,172

The following table details the larger realized losses from sales and impairments during the first nine months of 2003 and the related circumstances giving rise to the loss:

(Dollars in thousands)

Description	Date of Sale	Proceeds from Sale	Loss on Sale	Impairment	Holdings at September 30, 2003	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost

(1)	2/13/03	$425	$(252)	—	—	—	6
(2)	9/3/03	$357	$(222)	—	—	—	12

(1)Major utility company which had a deteriorating balance sheet, underperforming overseas operations and a reduction in its dividend.

(2) Major tobacco company stock adversely affected by concerns over litigation.

Liquidity and Capital Resources

Cash flow provided by operations was $110,933,000 and $81,789,000 for the first nine months ended September 30, 2003 and 2002, respectively, primarily due to increases in net written premium.  Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

The Company has a credit facility provided through a consortium of banks.  The credit facility provides for an $11.0 million revolving line of credit facility and a $55.0 million letter of credit facility.  At September 30, 2003 $9,000,000 in loans were outstanding under the revolving line of credit facility at an interest rate of 2.4%.  The letter of credit facility is utilized primarily by NCUL and Millennium to support their participation in Lloyd’s Syndicate 1221.  The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility.  In early November 2003, we completed the renewal of the letter of credit facility increasing the facility from $55 million to $80 million.  The effective date of the facility was changed to November 10, 2003 and it is subject to renewal in two years.  If the banks decide not to renew the letter of credit portion of the facility in 2005, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue its participation in Syndicate 1221.  At September 30, 2003, letters of credit with an aggregate face amount of $55 million have been issued under the letter of credit facility.

The bank credit facility is collateralized by the common stock of Navigators Insurance.  It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios.  At September 30, 2003, the Company was in compliance with all covenants.

At September 30, 2003, the Company’s consolidated stockholders’ equity was $190,401,000 compared to $171,275,000 at December 31, 2002.  The increase was primarily due to the net income and the net increase in the unrealized gains in the investment portfolio for the nine months ended September 30, 2003.

In October 2003, the Company completed the sale of 3,977,500 shares of its common stock in an underwritten public offering.  Certain trusts for the benefit of the children of Terence N. Deeks, our founder and chairman, also participated in this offering and sold 450,000 shares of common stock owned by such trusts.  The public offering price for all of these shares was $29.50 per share.  The combined net proceeds the Company received from the offering, after deducting underwriting commissions and other fees, were approximately $110.8 million, of which $70 million was contributed to the statutory surplus of Navigators Insurance and $9.0 million was used to repay the full amount of indebtedness outstanding under the revolving credit portion of our credit facility.  The remainder of the Company’s net proceeds has been retained by the Company to be used for general corporate purposes.

The Company relies upon dividends from its insurance subsidiaries to meet its holding company obligations.  The dividends have historically come primarily from Navigators Insurance.  At December 31, 2002, the maximum amount available for the payment of dividends by Navigators Insurance during 2003 without prior regulatory approval was $12,854,000.  During the first nine months of 2003, Navigators Insurance paid dividends of $6,000,000 to the Company.  Statutory surplus of Navigators Insurance was $136 million as of September 30, 2003.

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

Part II - Other Information

Item 1.            Legal Proceedings

The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company,

except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance had secured this exposure with letters of credit.  In April 1999, in good faith and consistent with the terms of the letters of credit, Navigators Insurance drew down $3.7 million of the letters of credit.  The liquidator of the reinsurer has commenced suit in Australia seeking to void the draw downs.  Although the Company believes it has strong defenses against these claims and that the liquidators’ assertions run counter to prevailing Australian and U.S. law, there can be no assurance as to the outcome of this litigation.   The Company is vigorously defending its position.

Item 2.            Changes in Securities

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submissions of Matters to a Vote of Securities Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit No.	Description of Exhibit

	10.1	Amendment No. 5 dated November 10, 2003 to the 1998 Credit Agreement
	31.1	Certification of CEO Per Section 302 of the Sarbanes-Oxley Act
	31.2	Certification of CFO Per Section 302 of the Sarbanes-Oxley Act
	32.1	Certification of CEO Per Section 906 of the Sarbanes-Oxley Act

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

On August 8, 2003, the Company filed a Form 8-K relating to its press release announcing its second quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)

Date: November 14, 2003	/s / Bradley D. Wiley
Bradley D. Wiley
Senior Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Amendment No. 5 dated November 10, 2003 to the 1998 Credit Agreement
31.1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act

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