Form 10-K
period 2003-12-31
NAVIGATORS GROUP INC
filed 2004-03-12
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2003

Commission File No. 0-15886

THE NAVIGATORS GROUP, INC.
(Exact name of the Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3138397 (I.R.S. employer identification no.)
One Penn Plaza, New York, New York (Address of principal executive offices)	10119 (Zip code)

Company's telephone number, including area code: (212) 244-2333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 Par Value

                                                                                                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of voting stock held by non-affiliates as of June 30, 2003 was $127,123,000.

The number of common shares outstanding as of March 1, 2004 was 12,553,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2004 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

A N N U A L   R E P O R T   2 0 0 3  —   1

2  —   A N N U A L   R E P O R T   2 0 0 3

Note on Forward-Looking Statements

    Some of the statements in this Annual Report on Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the "Risk Factors" section of this Form 10-K as well as:

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

  •
  risks that we face in entering new markets and diversifying the products and services we offer;

  •
  unexpected turnover of our professional staff;

  •
  changing legal and social trends and inherent uncertainties in the loss estimation process that can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables, including our estimates relating to ultimate asbestos and environmental liabilities and related reinsurance recoverables;

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

  •
  the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and

  •
  other risks that we identify in future filings with the Securities and Exchange Commission.

    In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-K may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

A N N U A L   R E P O R T   2 0 0 3  —   3

Part I

Item 1. BUSINESS

General

    The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its twelve active wholly owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company consists of insurance company operations, insurance underwriting agencies and operations at Lloyd's of London. The terms "we", "us", "our" or "the Company" as used herein means The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term "Parent Company" is used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed niches in specialty lines of business and professional liability insurance. We base our strategy of developing specialty niches of business on the presence of what we perceive to be market opportunities for insurance products, our access to appropriately experienced personnel to manage a particular niche business and our estimation of the likelihood of that niche business producing profitable results. We conduct our insurance operations through five wholly owned underwriting agencies (the "Navigators Agencies") which underwrite on behalf of two wholly owned domestic insurance companies (Navigators Insurance Company and NIC Insurance Company, collectively referred to herein as the "Insurance Companies"), as well as three unaffiliated insurers that participate in the marine business written by the Navigators Agencies. In addition to business that we underwrite in our insurance company subsidiaries, we also participate in the Lloyd's of London market primarily through our ownership of Navigators Underwriting Agency, Ltd. ("NUAL") which manages the Lloyd's Syndicate 1221.

Marine Insurance

    Our marine insurance business is conducted both through our Insurance Companies and through our Lloyd's operations. Navigators Insurance Company obtains marine business through participation with three other unaffiliated insurers in a marine insurance pool managed by the Navigators Agencies. Navigators Insurance Company has participated in this marine insurance pool since 1983, when the company was formed. The composition of the pool and the level of participation of each member changes from time to time. Navigators Insurance Company's net participation in the marine pool for 2002 and 2001 was 75%. Navigators Insurance Company had a 70% participation in the marine pool for 2003 until it consummated a commutation agreement with one of the pool members, which retroactively increased our participation in the pool for 2003 to 80%. Somerset Insurance Ltd., a Bermuda corporation of which our Chairman and a member of his family own, in the aggregate, 98% of the outstanding voting stock, continued to reinsure the portion of the amount commuted that it previously reinsured. This portion constituted approximately 3.1% of Navigators Insurance Company's participation in the pool for the 2003 underwriting year which amounted to $2.3 million of gross written premium. Somerset Insurance Ltd. will not be providing reinsurance to the Company for the 2004 underwriting year. Net recoverable balances due to Navigators Insurance Company from Somerset Insurance Ltd. at December 31, 2003 of $3.5 million were fully collateralized by a funded trust account held by an independent third party. The Navigators Agencies generally receive commissions equal to 7.5% of the gross premium earned on marine insurance and are entitled to receive a 20% profit commission on the net underwriting profits of

4  —   A N N U A L   R E P O R T   2 0 0 3

the pool. The Navigators Agencies' offices writing ocean marine business are located in major insurance or port locations in Chicago, Houston, London, Oakland, New York, San Franciso and Seattle.

    Within Navigators Insurance Company's ocean marine business, there are a number of different product lines. The largest is marine liability, which protects business from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We insure the physical damage to offshore oil platforms along with other offshore operations related to oil exploration and production. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damages to goods in the course of transit, whether by water, air or land.

    We participate in the marine and related insurance lines of the Lloyd's market through NUAL, which manages Lloyd's Syndicate 1221. The majority of Lloyd's Syndicate 1221's capacity is provided by Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd., which are wholly owned subsidiaries of NUAL. We provided 97.4%, 68.1% and 67.4% of Syndicate 1221's capacity for the 2003, 2002 and 2001 underwriting years, respectively. In 2003, we provided a larger percentage of the gross capacity and reinsured 15.4% of our Syndicate 1221 capacity through the utilization of quota share reinsurance agreements with third parties who provide letters of credit used as collateral at Lloyd's. Our share of the premiums, losses and expenses from Lloyd's Syndicate 1221 are included in our consolidated results. The largest product line within our Lloyd's marine business is currently cargo, and the other primary lines include marine liability, offshore energy, bluewater hull, and assumed reinsurance of other marine insurers on an excess of loss basis. We have also developed a regional agency operation, Pennine Underwriting Limited, that generates cargo and engineering business in the Manchester, Leeds and Basingstoke areas of the United Kingdom that are not traditionally served by Lloyd's of London.

Specialty

    Navigators Specialty, a division of one of the Navigators Agencies which was acquired in 1999, primarily writes general liability insurance focusing on small general and artisan contractors and other targeted commercial risks, mostly in California. We have developed underwriting and claims expertise in this niche which we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverages provided to larger contractors who work on condominiums, cooperative developments and other large housing developments. Many former competitors that lacked the expertise to selectively underwrite in this niche have been forced to withdraw from the market in the past several years, at a time when demand for coverage has remained, giving us the opportunity to selectively expand our underwriting in this area. As part of assessing the profit potential of the various lines of our business, as well as the overall amount of business that we are prepared to write in this specific line, in early 2003 we began to reduce the number of policies covering small artisan contractors, and to redirect our capacity to general contractors as well as to medium-sized artisan contractors. This shift in our business mix is consistent with our approach of emphasizing underwriting profit over market share.

    Beginning in late 2002, Navigators Specialty began producing surety business from our Midwest office. Surety bonds guarantee the performance of a specific contractual or statutory obligation, such as completion of a contractor's work on a publicly funded project. Our surety focus is on providing bid, performance and payment bonds for small to medium size contractors generally requiring bonds for individual projects of $2 million or less. In addition, we write surety bonds to guarantee obligations outside of the construction industry, such as travel agents' bonds, property brokers' bonds, notary bonds,

A N N U A L   R E P O R T   2 0 0 3  —   5

miscellaneous bonds, and license and permit bonds. We have hired a group of experienced surety underwriters in our Midwest office who focus exclusively on this business.

    Also in late 2002, Navigators Specialty began to write commercial multiple peril and commercial automobile insurance business from our Midwest office. Our commercial multi-peril products include general liability and a small amount of property insurance. We do not underwrite workers compensation coverage. We generally avoid writing property risks in areas with high exposure to earthquake or windstorm losses, such as California and Florida. In 2002, we also began underwriting personal umbrella insurance. This product is typically purchased by individuals who seek higher limits of liability than are provided in their homeowners or personal automobile policies. When personal umbrella coverage is desired and these two primary coverages are placed with different insurers, there is a need to place the personal umbrella insurance policy on a stand-alone basis.

Professional Liability

    We commenced underwriting professional liability insurance in the fourth quarter of 2001 after attracting a team of experienced professionals. This business is produced through Navigators Pro, a division of one of the Navigators Agencies. We believe that a compelling market opportunity exists in this line due to public perception of diminished stockholder value resulting from numerous high profile financial and accounting scandals that have resulted in earnings restatements. This has resulted in increased class action litigation activity involving potential large losses related to alleged mismanagement by directors and officers. Our principal product in this business is directors and officers liability, which we offer for both privately held and small to mid-size publicly traded corporations. With respect to public corporations, we currently target corporations with a market capitalization of $2 billion or less for this business. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability clients. In 2002, we began offering employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers professional liability is law firms comprised of 75 or fewer attorneys.

Engineering and Construction

    The Lloyd's operations write engineering and construction business consisting of coverage for construction projects including damage to machinery and equipment and loss of use due to delays. We believe this coverage, together with the cargo coverage provided through our Lloyd's operations marine business, provides our policyholders with risk management protection for key exposures throughout a project's construction and operation.

Onshore Energy

    The Lloyd's operations also write onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

Reinsurance Ceded

    We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, to maintain desired ratios of net written premium to statutory surplus and to stabilize loss ratios.

    Reinsurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay the losses even if the assuming company fails to meet its obligations under the reinsurance agreement.

6  —   A N N U A L   R E P O R T   2 0 0 3

    We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or Standard & Poor's rating of "A" or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders' surplus. Our Reinsurance Security Committee monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

    An allowance was established for any amounts considered to be uncollectible. At December 31, 2003, 2002 and 2001, we had an allowance for uncollectible reinsurance of $33,068,000, $8,534,000 and $6,905,000, respectively. The 2003 allowance included a charge of $25,700,000 for uncollectible reinsurance as a result of loss reserves established for asbestos exposures on marine and aviation business written mostly prior to 1986. Charges for uncollectible reinsurance amounts recorded to incurred losses were $27,551,000, $1,632,000 and $320,000 for 2003, 2002 and 2001, respectively.

    The following table lists our 10 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses, ceded loss adjustment expense and ceded unearned premium (constituting approximately 54.6% of the total recoverables) together with the reinsurance recoverables and collateral at December 31, 2003, and the reinsurers' rating from the indicated rating agency:

Reinsurer	Reinsurance Recoverables	Collateral Held	Rating	Rating Agency
	($ in thousands)
General Reinsurance Corporation	$79,944	$7,578	A++	A.M. Best
Folksamerica Reinsurance Company	37,538	4,253	A	A.M. Best
Swiss Reinsurance America Corporation	25,990	1,794	A+	A.M. Best
Munich Re	23,615	6,323	A+	S&P
Lloyd's of London (primarily Equitas)	18,206	1,233	A-	A.M. Best
Employers Mutual Casualty Company	16,555	13,732	A-	A.M. Best
American Re-Insurance Company	15,875	1,392	A+	A.M. Best
Swiss Reinsurance Company (UK) Ltd.	15,774	796	AA	S&P
Partner Reinsurance Company of the U.S.	15,340	1,160	A+	A.M. Best
Everest Reinsurance Company	12,655	760	A+	A.M. Best

    Collateral includes letters of credit, ceded balances payable and other balances held by the Company.

Loss Reserves

    Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses ("LAE") for insurance companies such as Navigators Insurance Company and NIC Insurance Company, and Lloyd's corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. is dependent upon the receipt of information from the pools and syndicates in which such companies participate. Generally, there is a lag between the time

A N N U A L   R E P O R T   2 0 0 3  —   7

premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance Company, NIC Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.

    Loss reserves are established by our Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses ("IBNR") are determined in part on the basis of statistical information, in part on the basis of industry experience and in part on the basis of the judgment of our senior corporate officers. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.

    Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Based on this review, we make a best estimate of our ultimate liability. We do not establish a range of loss estimates around the best estimate we use to establish our reserves and loss adjustment expenses. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

    Navigators Insurance Company increased its gross and net asbestos reserves for losses by approximately $77.6 million and $31.6 million, respectively, in the fourth quarter of 2003. As a result, gross and net incurred losses increased by the amount of the respective reserve increase. The $31.6 million of net asbestos losses includes $25.7 million of uncollectible reinsurance.

    The reserve action was the result of a review of asbestos-related exposures conducted by the Company. The Company's management was notified in late January 2004 that an asbestos claim would likely have to be settled for a significantly greater amount than previously anticipated. As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly as well as those reinsured to Navigators Insurance Company from prior members of the Company's insurance pools. The Company's increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970's and first half of the 1980's on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool. Following the Company's and the independent consulting firm's recent review, the Company determined to increase its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

8  —   A N N U A L   R E P O R T   2 0 0 3

    Another factor related to reserve development is that we record those premiums which are reported to us through the end of each calendar year and accrue estimates for amounts where there is a time lag between when the policy is bound and the recording of the policy. A substantial portion of the estimated premium is from international business where there can be significant time lags. To the extent that the actual premium varies from estimates, the difference, along with the related loss reserves are recorded in current operations.

    The following table presents an analysis of losses and loss adjustment expenses for each year in the three-year period ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Net reserves for losses and loss adjustment expenses at beginning of year	$264,647	$202,759	$174,883

Provision for losses and loss adjustment expenses for claims occurring in the current year	151,940	134,721	96,664
Lloyd's Operations—reinsurance to close	514	1,641	4,196
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years	58,635	7,038	5,385

Incurred losses and loss adjustment expenses	211,089	143,400	106,245

Losses and loss adjustment expenses paid for claims occurring during:
Current year	(17,180)	(16,727)	(24,723)
Prior years	(84,385)	(64,785)	(53,646)

Total losses and loss adjustment expenses paid	(101,565)	(81,512)	(78,369)

Net reserves for losses and loss adjustment expenses at end of year	374,171	264,647	202,759

Reinsurance receivables on unpaid losses and loss adjustment expenses	350,441	224,995	198,418

Gross reserves for losses and loss adjustment expenses at end of year	$724,612	$489,642	$401,177

    The segment breakdown of prior year reserve deficiency (redundancy) was as follows:

Insurance Companies	$61,476	$6,713	$(4,503)
Lloyd's Operations	(2,841)	325	9,888

Total	$58,635	$7,038	$5,385

    The $61.5 million deficiency recorded in 2003 for claims occurring in prior years for the Insurance Companies includes approximately $32.5 million recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business), $22.2 million recorded for specialty business mostly for our California contractors liability business, approximately $4.0 million for marine business and $2.8 million for other run-off business (the latter three being unrelated to the asbestos and environmental exposures). The additional asbestos and environmental reserves include $25.7 million of uncollectible reinsurance.

A N N U A L   R E P O R T   2 0 0 3  —   9

    Approximately $6.7 million of the $7.0 million deficiency recorded in 2002 related to the Insurance Companies which resulted from adverse development in our specialty business, predominantly from our California contractors' liability business. The $9.9 million deficiency recorded in 2001 for the Lloyd's operations was due to an increase in premium estimates and related reserves for prior years and strengthening the Lloyd's reserves related to the 1999 underwriting year. The $4.5 million prior year redundancy recorded in 2001 for the Insurance Companies was mostly related to marine business.

    The following table presents the development of the loss and loss adjustment expenses reserves for 1993 through 2003. The line "Net reserves for losses and loss adjustment expenses" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

    The table allocates losses and loss adjustment expenses reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1995 and was not reported until 1997, the amount of such loss will appear as a deficiency in both 1995 and 1996. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

    As part of our risk management process, we purchase reinsurance to limit our liability on individual risks and to protect against catastrophic loss. We purchase both quota share reinsurance and excess of loss reinsurance. Quota share reinsurance is often utilized on the lower layers of risk and excess of loss reinsurance is used above the quota share reinsurance to limit our net retention per risk. Net retention means the amount of losses that we keep for our own account. Once our initial reserve is established and our net retention is exceeded, any adverse development will directly affect the gross loss reserve, but would generally have no impact on our net retained loss. Generally our limits of exposure are known with greater certainty when estimating our net loss versus our gross loss. This situation tends to create greater volatility in the deficiencies and redundancies of the gross reserves as compared to the net reserves.

10  —   A N N U A L   R E P O R T   2 0 0 3

	Year Ended December 31,
	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
	($ in thousands)
Net reserves for losses and LAE	$103,176	$135,377	$138,761	$132,558	$139,841	$150,517	$170,530	$174,883	$202,759	$264,647	$374,171
Reserves for losses and LAE re-estimated as of:
One year later	104,306	142,400	136,309	131,524	136,458	159,897	165,536	180,268	209,797	323,282
Two years later	102,831	139,139	134,324	127,901	138,991	149,741	160,096	183,344	266,459
Three years later	101,537	138,155	131,658	126,457	129,592	142,229	156,322	232,530
Four years later	100,432	135,482	131,018	117,388	123,038	138,495	194,924
Five years later	98,805	134,197	122,845	113,078	121,208	176,226
Six years later	97,740	129,213	119,453	108,720	158,195
Seven years later	93,812	126,537	116,398	146,485
Eight years later	92,568	124,491	153,368
Nine years later	91,444	159,426
Ten years later	125,514
Net cumulative (deficiency)	(22,338)	(24,049)	(14,607)	(13,927)	(18,354)	(25,709)	(24,394)	(57,647)	(63,700)	(58,635)
Net cumulative paid as of:
One year later	32,700	47,187	39,741	32,416	41,798	38,976	43,301	53,646	64,785	84,385
Two years later	53,603	69,960	59,397	59,796	64,301	63,400	71,535	91,352	112,746
Three years later	62,769	83,921	78,821	71,420	74,588	79,218	88,570	114,449
Four years later	69,356	97,499	87,876	77,593	81,480	89,913	101,667
Five years later	75,534	104,454	92,189	81,468	89,066	100,314
Six years later	80,308	107,469	95,313	85,823	96,203
Seven years later	81,584	109,066	98,497	91,399
Eight years later	82,435	111,346	103,510
Nine years later	83,507	115,061
Ten years later	86,811
Gross liability—end of year	247,346	314,898	273,854	269,601	278,432	342,444	391,094	357,674	401,177	489,642	724,612
Reinsurance recoverable	144,170	179,521	135,093	137,043	138,591	191,927	220,564	182,791	198,418	224,995	350,441

Net liability—end of year	103,176	135,377	138,761	132,558	139,841	150,517	170,530	174,883	202,759	264,647	374,171
Gross re-estimated latest	337,257	420,045	366,075	356,452	378,068	427,317	476,032	511,604	547,280	631,052
Re-estimated recoverable latest	211,743	260,619	212,707	209,967	219,873	251,091	281,108	279,074	280,821	307,770

Net re-estimated latest	125,514	159,426	153,368	146,485	158,195	176,226	194,924	232,530	266,459	323,282
Gross cumulative (deficiency)	(89,911)	(105,147)	(92,221)	(86,851)	(99,636)	(84,873)	(84,938)	(153,930)	(146,103)	(141,410)

A N N U A L   R E P O R T   2 0 0 3  —   11

    The increases to the net asbestos reserves of $31.6 million and the gross asbestos reserves of $77.6 million in the fourth quarter of 2003 are included in the net and gross cumulative deficiency figures, respectively, in each of the years shown in the table since the asbestos losses were prior to 1993.

    The following discussion in this paragraph excludes the increases to the asbestos reserves. We had a net cumulative redundancy in seven of the last ten years, meaning our initial net reserve estimates for each of those years have not been increased in the aggregate upon re-estimation in subsequent calendar years. We have, however, experienced a net cumulative deficiency in the latest three years as well as gross cumulative deficiencies in all of the ten years. The 1993 gross cumulative deficiencies resulted primarily from the 1989 Exxon Valdez loss. The gross cumulative deficiencies for 1994 and 1995 resulted primarily from the 1994 Northridge Earthquake loss, the 1989 Exxon Valdez loss and a large marine liability claim reported in 1999 affecting years 1994 through 1998. The 1996 gross cumulative deficiency resulted from adverse development in several lines of business. The 1997 gross cumulative deficiency resulted from adverse development in the onshore energy business and from one large 1989 claim from a run-off book of business which also adversely affected years prior to 1997. The gross cumulative deficiency in 1998 resulted from the two marine liability claims mentioned, a large energy claim incurred in 1998 and reported in 1999 and reserve strengthening in our Lloyd's operations. The 2000 gross and net adverse development resulted from our Lloyd's operations establishing reserves against premiums from prior years' which were received in excess of our original premium estimates and strengthening the Lloyd's reserves related to the 1999 underwriting year. The net reserve deficiency for the 2001 year resulted primarily from adverse development in the specialty liability line of business. The gross deficiency in the 2001 year resulted primarily from the adverse development in the specialty liability and marine lines of business. The gross and net reserve deficiency for 2002 resulted primarily from reserve strengthening for specialty business written in prior years. The adverse development on our gross reserves has been mostly reinsured through excess of loss reinsurance treaties. As a result of these reinsurance arrangements, while our gross losses and related reserve deficiencies and redundancies are very sensitive to adverse developments such as those described above, our net losses and related reserve deficiencies and redundancies tend to be less sensitive to such developments.

    Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. Our longer tail business includes our specialty liability and professional liability insurance. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount can vary from the original estimate.

    Specialty Liability and Professional Liability.    Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to California construction defect claims. Reserves and claim frequency on this business may be impacted by legislation recently implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. This legislation may impact claim severity, frequency and length to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. As of December 31, 2003, we had 1,566 open claims on our general liability policies included in our specialty business. During 2003, 2,074 new claims were reported.

    The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. Our professional liability business is relatively immature, with our first writing of the business in late

12  —   A N N U A L   R E P O R T   2 0 0 3

2001. Accordingly, given the relative immaturity of this business, it will take some time to better understand the reserve trends on this business. Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature. As of December 31, 2003, we had 134 open claims for professional liability coverage. During 2003, 185 new claims were reported.

    The following tables set forth our net loss and LAE loss reserves for our Specialty liability and professional liability businesses for the periods indicated:

	December 31, 2003
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Specialty liability	$25,261	$88,906	$114,167	77.9%
Professional liability	159	6,900	7,059	97.7

Total	$25,420	$95,806	$121,226	79.0

	December 31, 2002
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Specialty liability	$16,949	$48,007	$64,956	73.9%
Professional liability	—	1,240	1,240	100.0

Total	$16,949	$49,247	$66,196	74.4

    Asbestos and Environmental Liability.    Our exposure to asbestos and environmental liability principally stems from marine liability insurance written on an occurrence basis during the mid-1980s. In general, our participation on such risks is in the excess layers, which requires the underlying coverage to be exhausted prior to coverage being triggered in our layer. In many instances we are one of many insurers who participate in the defense and ultimate settlement of these claims, and we are generally a minor participant in the overall insurance coverage and settlement. Further, since most of our policies were issued after the industry was apprised of asbestos exposures, many of the policies on which we participate have exclusions that may preclude coverage. In addition, many of our asbestos and environmental claims have been inactive for several years.

    In the fourth quarter of 2003, Navigators Insurance Company increased its gross and net asbestos reserves for losses by $77.6 million and $31.6 million, respectively. As a result, gross and net incurred losses increased by the amount of the respective reserve increase. The $31.6 million of net asbestos losses includes $25.7 million of uncollectible reinsurance.

    The reserve action was the result of a review of asbestos-related exposures conducted by the Company. The Company's management was notified in late January 2004 that an asbestos claim would likely have to be settled for a significantly greater

A N N U A L   R E P O R T   2 0 0 3  —   13

amount than previously anticipated. As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly as well as those reinsured to Navigators Insurance Company from prior members of the Company's insurance pools. The Company's increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970's and first half of the 1980's on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool. Following the Company's and the independent consulting firm's recent review, the Company determined to increase its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

    The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, which we believe is subject to uncertainties greater than those presented by other types of claims:

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Asbestos	Environmental	Total	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$813	$6,620	$7,433	$755	$6,785	$7,540
Incurred Loss & LAE	77,837	1,971	79,808	357	238	595
Calendar Year Payments	178	1,791	1,969	299	403	702

Ending Reserves	$78,472	$6,800	$85,272	$813	$6,620	$7,433

Net of Reinsurance
Beginning Reserve	$441	$1,072	$1,513	$426	$759	$1,185
Incurred Loss & LAE*	31,680	799	32,479	148	442	590
Calendar Year Payments	38	718	756	133	129	262

Ending Reserves	$32,083	$1,153	$33,236	$441	$1,072	$1,513

*
Includes a charge for uncollectible reinsurance of approximately $25.7 million in the 2003 fourth quarter.

Type of Business	Claim Count December 31, 2003	New Claims During Period	Claims Settled or Resolved During Period	Claim Count January 1, 2003
Environmental	86	15	131	202
Asbestos	108	43	210	275

Total	194	58	341	477

    Our management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims.

    Additional information regarding our loss reserves can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Overview—Operating Expenses—Net Losses and Loss

14  —   A N N U A L   R E P O R T   2 0 0 3

Adjustment Expenses Incurred," "Business—Reserves," and Note 6 to our consolidated audited financial statements, all of which are included herein.

Investments

    The investments of our insurance company subsidiaries must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and NIC Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate.

    Our insurance company subsidiaries' investments are subject to the direction and control of their respective boards of directors and our finance committee, and are reviewed on a quarterly basis. The investments are managed by outside professional fixed-income and equity portfolio managers. Current investment objectives are to maximize annual after-tax income while preserving and enhancing capital and statutory surplus. The insurance company subsidiaries seek to attain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds, mortgage-backed and asset-backed securities and common stocks. Our insurance company subsidiaries' investment guidelines require that at least 90% of the fixed-income portfolio be rated "A-" or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges. Our insurance company subsidiaries' investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

    The Lloyd's operations' investments are subject to the direction and control of the board of directors and the investment committee of NUAL, as well as our finance committee, and represent our share of the investments held by Syndicate 1221. These investments must comply with the rules and regulations imposed by Lloyd's of London and by certain overseas regulators. The investments are managed by outside professional fixed-income portfolio managers. The performance of the investment managers is reviewed quarterly. Current investment objectives are to maximize pre-tax income while preserving and enhancing capital. The investment managers for Syndicate 1221 seek to attain these objectives by investing in government obligations, corporate bonds and mortgage-backed and asset-backed securities.

    The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to the members of the marine pool, including Navigators Insurance Company.

A N N U A L   R E P O R T   2 0 0 3  —   15

    The table set forth below reflects investments and income earned thereon for the Company on a consolidated basis and for the Insurance Companies for each of the years in the three year period ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Invested Assets and Cash
Insurance Companies	$562,997	$360,165	$271,565
Lloyd's Operations	122,299	86,396	56,615
Navigators Agencies	1,045	5,909	1,928
Parent Company	7,251	415	2,982

Consolidated	$693,592	$452,885	$333,090

Net Investment Income
Insurance Companies	$17,455	$15,489	$16,144
Lloyd's Operations	2,009	2,507	3,154
Navigators Agencies	22	42	19
Parent Company	64	20	37

Consolidated	$19,550	$18,058	$19,354

Average Yield
Insurance Companies	4.26%	4.99%	6.29%
Lloyd's Operations	1.98%	3.84%	5.65%
Navigators Agencies	1.00%	2.50%	2.39%
Parent Company	3.28%	2.68%	1.88%
Consolidated	3.79%	4.78%	6.14%

16  —   A N N U A L   R E P O R T   2 0 0 3

    The following tables show our cash and investments as of December 31, 2003 and 2002:

December 31, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$221,919	$4,107	$(1,385)	$219,197
States, municipalities and political subdivisions	88,093	2,599	(116)	85,610
Mortgage- and asset-backed (excluding GNMAs)	141,831	1,614	(373)	140,590
Corporate bonds	136,702	4,509	(314)	132,507

Total fixed maturities	588,545	12,829	(2,188)	577,904

Equity securities—common stocks	13,446	1,554	(85)	11,977
Cash and short-term investments	91,601	—	—	91,601

Total	$693,592	$14,383	$(2,273)	$681,482

December 31, 2002	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$166,842	$7,113	$—	$159,729
States, municipalities and political subdivisions	50,127	2,463	(45)	47,709
Mortgage- and asset-backed (excluding GNMAs)	65,487	1,664	(7)	63,830
Corporate bonds	84,220	4,017	(350)	80,553

Total fixed maturities	366,676	15,257	(402)	351,821

Equity securities—common stocks	11,674	245	(857)	12,286
Cash and short-term investments	74,535	—	—	74,535

Total	$452,885	$15,502	$(1,259)	$438,642

    Fixed maturity securities include bonds, mortgage-backed securities (which include fixed-rate mortgage-backed securities issued by the Government National Mortgage Association, or GNMAs) and asset-backed securities. All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.

    At December 31, 2003 and 2002, all fixed-maturity and equity securities held by us were classified as available-for-sale.

A N N U A L   R E P O R T   2 0 0 3  —   17

    We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions.

    When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

    There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the year ended December 31, 2003. During 2002, $2,905,000 of impairment losses were recorded on an asset backed fixed maturity security that was subsequently sold in 2002. During 2001, $1,618,000 of impairment losses were recorded on two asset backed fixed maturity securities that were subsequently sold in 2002. There were no impairment losses recorded on our equity securities portfolio in 2001 or 2002.

    The following table summarizes all securities in an unrealized loss position at December 31, 2003 and December 31, 2002 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2003		December 31, 2002
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs
0-6 Months	$51,249	$521	$—	$—
7-12 Months	15,059	864	—	—
> 12 Months	—	—	—	—

Subtotal	66,308	1,385	—	—

States, municipalities and political subdivisions
0-6 Months	6,340	58	1,144	16
7-12 Months	1,508	38	—	—
> 12 Months	648	20	894	29

Subtotal	8,496	116	2,038	45

Mortgage- and asset-backed (excluding GNMAs)
0-6 Months	45,381	341	221	1
7-12 Months	1,135	26	—	—
> 12 Months	138	6	218	6

Subtotal	46,654	373	439	7

18  —   A N N U A L   R E P O R T   2 0 0 3

Corporate bonds
0-6 Months	25,049	123	2,037	72
7-12 Months	7,124	191	515	7
> 12 Months	—	—	1,841	271

Subtotal	32,173	314	4,393	350

Total Fixed Maturities	$153,631	$2,188	$6,870	$402

Equity securities—common stocks
0-6 Months	—	—	3,378	254
7-12 Months	—	—	2,736	446
> 12 Months	1,892	85	987	157

Total Equity Securities	$1,892	$85	$7,101	$857

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

    The following table shows the composition by National Association of Insurance Commissioners ("NAIC") rating and the generally equivalent Standard & Poor's ("S&P") and Moody's ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2003. Not all of the securities are rated by S&P and/or Moody's.

			Unrealized Loss		Fair Value
NAIC Rating	Equivalent S&P Rating	Equivalent Moody's Rating	Amount	Percent to Total	Amount	Percent to Total
			($ in thousands)
1	AAA/AA/A	Aaa/Aa/A	$2,112	96.5%	$147,605	96.1%
2	BBB	Baa	76	3.5	6,026	3.9
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—

		Total	$2,188	100.0%	$153,631	100.0%

    At December 31, 2003, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having a NAIC rating of 1 or 2, a S&P rating of "BBB-" or higher, or a Moody's rating of "Baa3" or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

A N N U A L   R E P O R T   2 0 0 3  —   19

    The scheduled maturity dates for fixed maturity securities in an unrealized loss position at December 31, 2003 are shown below.

	Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)
Due in one year or less	$40	1.8%	$21,452	13.9%
Due after one year through five years	202	9.2	16,055	10.5
Due after five years through ten years	242	11.1	19,780	12.9
Due after ten years	1,322	60.4	49,677	32.3
Mortgage- and asset-backed securities	382	17.5	46,667	30.4

Total fixed income securities	$2,188	100.0%	$153,631	100.0%

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately six years.

    Our realized capital gains and losses were as follows:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Fixed maturities:
Gains	$2,012	$5,491	$2,961
(Losses)	(295)	(5,105)	(2,237)

	1,717	386	724

Equity securities:
Gains	673	1,636	467
(Losses)	(515)	(354)	(401)

	158	1,282	66

Net realized capital gains	$1,875	$1,668	$790

    The following table details the larger realized losses from sales and impairments during 2003 and the related circumstances giving rise to the loss:

Description	Date of Sale	Proceeds from Sale	Loss on Sale	Impairment	Holdings at December 31, 2003	Net Unrealized Loss	Number of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost
($ in thousands)
(1)	2/13/03	$425	$(252)	—	—	—	6
(2)	9/3/03	$357	$(222)	—	—	—	12

(1)
Issuer was a major utility company which had a deteriorating balance sheet, underperforming overseas operation and a reduction in its dividend.

(2)
Major tobacco company stock adversely affected by concerns over litigation.

20  —   A N N U A L   R E P O R T   2 0 0 3

Regulation

United States

    We are subject to regulation under the insurance statutes, including holding company statutes, of various states and applicable regulatory authorities in the United States. These regulations vary but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of transactions within the holding company structure. The regulatory agencies have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

    The State of New York Insurance Department is our principal regulatory agency. The New York insurance law provides that no corporation or other person may acquire control of us, and thus indirect control of our insurance company subsidiaries, unless it has given notice to our insurance company subsidiaries and obtained prior written approval from the Superintendent of Insurance of the State of New York for such acquisition. In New York, any purchaser of 10% or more of the outstanding shares of our common stock would be presumed to have acquired control of us, unless such presumption is rebutted.

    Navigators Insurance Company and NIC Insurance Company may only pay dividends out of their statutory earned surplus under New York insurance law. Generally, the maximum amount of dividends Navigators Insurance Company and NIC Insurance Company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus. For a discussion of our current dividend capacity, see "Management's Discussion of Financial Condition and Results of Operations—Liquidity and Capital Reserves" in this Form 10-K.

    Under insolvency or guaranty laws in most states in which Navigators Insurance Company and NIC Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. During 2002, we were assessed by the California Insurance Guaranty Association and paid an amount of $798,000. This amount was allowed to be recovered by a surcharge on policies written in California in 2003 and had been recorded as an asset. Through December 31, 2003, we recovered $559,000 of this amount and expensed the remaining $239,000. Other than this California assessment, neither Navigators Insurance Company nor NIC Insurance Company were subject to any material assessments under state insolvency or guarantee laws during the three year period ended December 31, 2003.

    Navigators Insurance Company is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia, Puerto Rico and Venezuela. NIC Insurance Company is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer, or meets the financial requirements where there is not a formal approval process, in 41 states and the District of Columbia.

    As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Our insurance company subsidiaries were examined for the years 1996 through 2000 by the New York Insurance Department. No adjustments to the previously filed statutory financial statements were required as a result of this examination.

    The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to

A N N U A L   R E P O R T   2 0 0 3  —   21

certain aspects of an insurer's business. As of December 31, 2003, Navigators' Insurance Company results were outside the usual values for five of the IRIS ratios. These five ratios and the reasons for the unusual values are as follows: Investment yield due to a $95 million capital contribution in the fourth quarter increasing the average investments and lower interest rates; Change in Policyholders Surplus increased 51.3%, with the maximum usual value being 50%, as a result of the $95 million capital contribution; and all three of the One Year Development and Two Year Development and Estimated Current Reserve Deficiency to Policyholders' Surplus were outside of the usual range due to the additional asbestos reserves recorded in 2003. In addition, NIC Insurance Company had two ratios outside of the usual values as follows: Investment yield due to a $25 million capital contribution in the fourth quarter increasing the average investments and lower interest rates; and Change in Policyholders' Surplus increased 107.3% as a result of the $25 million contribution. All of the business written by NIC Insurance Company is reinsured by Navigators Insurance Company.

    The NAIC completed a project which codifies statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that became effective January 1, 2001. We prepared our statutory basis financial statements in accordance with the revised statutory manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner.

    In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the U.S. Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA is intended to ensure the availability of insurance coverage for "acts of terrorism" (as defined) in the United States of America committed by or on behalf of foreign persons or interests. This law established a federal program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future losses resulting from acts of terrorism and requires insurers to offer coverage for acts of terrorism in all commercial property and casualty policies. As a result, we will be prohibited from adding certain terrorism exclusions to those policies written by insurers in our group that write business in the U.S. While these insurers are protected by federal indemnification as provided for in TRIA, there is a substantial deductible that must be met. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, equal to 7.0% during 2003, 10.0% in 2004 and 15.0% in 2005. For losses in excess of an insurer's deductible, our participating insurers will retain an additional 10.0% of the excess losses, with the balance to be covered by the federal government (up to an annual aggregate cap of $100 billion). The imposition of these TRIA deductibles could have an adverse effect on our results of operations. Potential future changes to TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. As a result of TRIA, we are required to offer coverage for certain terrorism risks that we may normally exclude. Occasionally in our marine business, such coverage falls outside of our normal reinsurance program. In such cases, our only reinsurance would be the protection afforded by TRIA.

    State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of risk-based capital. Based on calculations made by Navigators Insurance Company and NIC Insurance Company, their risk-based capital levels exceed a level that would trigger

22  —   A N N U A L   R E P O R T   2 0 0 3

regulatory attention. In their respective 2003 statutory financial statements, Navigators Insurance Company and NIC Insurance Company have complied with the NAIC's risk-based capital reporting requirements.

    In addition to regulations applicable to insurance agents generally, the Navigators Agencies are subject to managing general agents acts in their state of domicile and in certain other jurisdictions where they do business.

    Our Lloyd's operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed below. The Lloyd's of London market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd's is also an accredited reinsurer in all states and territories of the United States. Lloyd's maintains various trust funds in the state of New York to protect its United States business and is therefore subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd's U.S. trust funds. There are deposit trust funds in other states to support Lloyd's reinsurance and excess and surplus lines insurance business.

    From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

United Kingdom

    Our United Kingdom subsidiaries and our Lloyd's operations are subject to regulation by the Financial Services Authority, as established by the Financial Services and Markets Act, and our Lloyd's operations are also subject to regulation by the Council of Lloyd's. The Financial Services Authority has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd's syndicates, operating in the United Kingdom. Lloyd's operates under a self-regulatory regime arising under the Lloyd's Act 1982 and the Financial Services and Markets Act and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The Financial Services Authority monitors the Lloyd's market to ensure that managing agents' compliance with the systems and controls prescribed by Lloyd's enable those managing agents to comply with its relevant requirements. If it appears to the Financial Services Authority that either Lloyd's is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd's, the Financial Services Authority may intervene in its discretion.

    We participate in the Lloyd's of London market through our ownership of NUAL, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Lloyd's Syndicate 1221. Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. provide underwriting capacity to Syndicate 1221 and are therefore Lloyd's corporate members. By entering into a membership agreement with Lloyd's, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. undertake to comply with all Lloyd's bye-laws and regulations as well as the provisions of the Lloyd's Acts and the Financial Services and Markets Act. Syndicate 1221, as well as Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. and their respective directors, are fully subject to the Lloyd's regulatory regime.

A N N U A L   R E P O R T   2 0 0 3  —   23

    Underwriting capacity of a member of Lloyd's must be supported by providing a deposit in the form of cash, securities or letters of credit (which are referred to as Funds at Lloyd's) in an amount determined by Lloyd's equal to a specified percentage of the member's underwriting capacity. This amount is determined by Lloyd's through application of a risk based capital formula. The consent of the Council of Lloyd's may be required when a syndicate proposes to increase its underwriting capacity for the following underwriting year.

    In December 2001, the Financial Services Authority introduced a new minimum solvency margin for all insurers, including corporate members of Lloyd's, which took effect for the December 31, 2001 solvency calculation. Under the new requirements, Lloyd's must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. This margin can reduce the amount of distributable profits to the member or increase the liabilities required to be funded by the member.

    If the managing agency concludes that an appropriate reinsurance to close cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd's of a corporate member without the consent of Lloyd's and such consent will only be considered where the member has surplus funds at Lloyd's.

    The Council of Lloyd's has wide discretionary powers to regulate members' underwriting at Lloyd's. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd's ratio or the investment criteria applicable to the provision of Funds at Lloyd's. Exercising any of these powers might affect the amount of a corporate member's overall premium limit and consequently the return on an investment in the corporate member in a given underwriting year. In particular it should be noted that the annual business plans of a syndicate are subject to the review and approval of Lloyd's.

    Corporate members continue to have insurance obligations even after all their underwriting years have been closed by reinsurance to close. In order to continue to perform these obligations, corporate members are required to stay in existence; accordingly, there continues to be an administrative and financial burden for corporate members between the time their memberships have ceased and their insurance obligations have not been extinguished, including the completion of financial accounts in accordance with the Companies Act 1985.

    Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current members of Lloyd's. The Council of Lloyd's has discretion to call or assess up to 3% of a member's underwriting capacity in any one year as a Central Fund contribution.

Competition

    The property and casualty insurance industry is highly competitive. We face competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which we are engaged is based on many factors, including our perceived overall financial strength, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and we face the risk that we will lose market share to higher rated insurers.

24  —   A N N U A L   R E P O R T   2 0 0 3

    Another competitive factor in the industry involves banks and brokerage firms entering the insurance business. These efforts pose new challenges to insurance companies and agents from industries traditionally outside the insurance business.

    No single insured or reinsured accounted for 10% or more of our gross written premium in 2003.

Employees

    As of December 31, 2003, the Company had 210 full-time employees of which 161 were located in the United States and 49 in the United Kingdom.

Available Information on the Internet

    The Company's website address is http://www.navigators-insurance.com. Through its website (at http://www.navigators- insurance.com/finance/sec_filings.html), the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Annual Report to stockholders is also provided on our website.

Item 2. PROPERTIES

        Our New York underwriting office and certain executive offices are located at One Penn Plaza, New York, New York and occupied pursuant to a lease from an unaffiliated company which expires December 31, 2010. Several of our subsidiaries have noncancellable operating leases for their respective office locations.

    In the second quarter of 2003, we elected to lease additional space in Rye Brook, New York, from an unaffiliated company. Rye Brook is approximately 30 miles north of Manhattan. Our administrative, accounting and information technology staffs and certain executive offices are now located at our Rye Brook, New York office. Our lease for this space terminates in February 2013.

    In January 2000, we purchased an apartment in London to accommodate visitors to our London operations at a cost of approximately $820,000.

Item 3. LEGAL PROCEEDINGS

        We are not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that we conduct, except for a suit concerning the draw down of letters of credit. In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer. In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators Insurance Company drew down the letters of credit, in good faith and consistent with their terms. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. If the liquidator were to prevail in its action to void the letters of credit, our maximum exposure would be approximately $4.0 million. We filed motions seeking a prompt dismissal of the liquidators's claims in Australian court in June 2003, which motions were denied. We have appealed those denials and are vigorously defending our position. The appellate court ruled that the case needs to be fully tried before an appeal can be pursued. Although we believe that we have strong defenses against these claims and a reasonable possibility of defeating the liquidator's claim, and that the liquidator's assertions run counter to prevailing Australian and United States law, there can be no assurance as to the outcome of this litigation.

A N N U A L   R E P O R T   2 0 0 3  —   25

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    The Company's common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    The high and low bid prices and the closing price for the four quarters of 2003 and 2002 are as follows:

	2003			2002
	High	Low	Close	High	Low	Close
First Quarter	$26.46	$22.80	$25.72	$24.00	$19.75	$25.40
Second Quarter	$30.51	$23.95	$29.82	$29.02	$22.06	$26.78
Third Quarter	$35.42	$28.05	$32.50	$27.46	$19.50	$20.27
Fourth Quarter	$33.93	$28.65	$30.87	$27.22	$18.27	$22.95

    There were approximately 139 holders of record of shares of the Company's common stock as of March 1, 2004. However, management believes there are in excess of 1,000 beneficial owners of the stock.

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

26  —   A N N U A L   R E P O R T   2 0 0 3

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2003 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	($ in thousands, except per share data)
Operating Information (1):
Gross written premium	$606,492	$447,838	$278,194	$188,425	$167,112
Net written premium	307,128	266,090	172,535	108,093	94,084
Net earned premium	277,651	222,104	150,244	97,240	89,442
Net investment income	19,550	18,058	19,354	18,447	15,985
Net realized capital gains (losses)	1,875	1,668	790	265	(443)
Total revenues	304,718	248,478	171,174	120,084	105,624
Income (loss) before income taxes	2,792	22,216	5,360	10,338	(5,392)
Net income (loss)	7,685	16,397	3,668	7,032	(3,652)
Net income (loss) per share:
Basic	$0.81	$1.94	$0.44	$0.84	$(0.43)
Diluted	$0.80	$1.89	$0.43	$0.84	$(0.43)
Average common shares:
Basic	9,446	8,463	8,419	8,414	8,419
Diluted	9,585	8,676	8,547	8,414	8,419
Balance Sheet Information (at end of year) (1):
Total investments and cash	$693,592	$452,885	$333,090	$293,480	$270,169
Total assets	1,379,458	917,919	712,757	616,016	631,795
Gross loss and LAE reserves	724,612	489,642	401,177	357,674	391,094
Net loss and LAE reserves	374,171	264,647	202,759	174,883	170,530
Notes payable	—	14,500	19,000	22,000	24,000
Stockholders' equity	290,028	171,275	147,206	143,480	130,365
Common shares outstanding (000s)	12,535	8,486	8,427	8,414	8,407
Book value per share (2)	$23.14	$20.18	$17.47	$17.05	$15.51
Combined loss & expense ratio (3)	104.0%	98.5%	104.1%	101.1%	111.2%

(1)
Certain amounts for prior years have been reclassified to conform to the current year's presentation.

(2)
Calculated as stockholders' equity divided by actual shares outstanding as of the date indicated.

(3)
Calculated on a GAAP basis.

A N N U A L   R E P O R T   2 0 0 3  —   27

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see "Note on Forward-Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

Overview

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance which primarily consists of contractors' liability coverages. We conduct operations through our insurance company subsidiaries, the Navigators Agencies and our Lloyd's operations.

    While management takes into consideration a wide range of factors in planning the Company's business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management's assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on managing the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management's outlook for our operations. Our insurance company subsidiaries' operations and ability to grow their business and take advantage of market opportunities are particularly constrained by regulatory capital requirements and rating agency assessments of capital adequacy. For example, we contributed $95 million of the approximately $110.8 million in net proceeds we received from the October 2003 equity offering to the statutory surplus of Navigators Insurance Company in order to position the Company to be able to capitalize on domestic and international insurance business opportunities that management believes will be profitable.

    Although not a financial measure, management's decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and low frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory coverage requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull (which provides coverage for physical damage to, for example, highly valued cruise ships) and directors and officers liability (which covers litigation exposure of a corporation's directors and officers). These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

28  —   A N N U A L   R E P O R T   2 0 0 3

    Our revenue is primarily comprised of premiums, commission and investment income. Our insurance company subsidiaries derive their premiums primarily from business written by the Navigators Agencies. The Lloyd's operations derive their premiums from business written by NUAL. The Navigators Agencies and NUAL receive commissions and, in some cases, profit commissions and service fees on the business produced on behalf of our insurance company subsidiaries and others.

    Over the past two years, we have experienced beneficial market changes in our lines of businesses. As a result of several large losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. As conditions in the overall property/casualty insurance market have hardened since the third quarter of 2001, certain property/casualty insurers who also compete in our marine and specialty liability lines of business have reduced their capacity generally and in the marine and specialty liability lines specifically. Specialty liability losses have also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market. In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and increased frequency of securities-related class action litigation, has lead to an invigorated interest in professional liability insurance generally. These conditions have resulted in rate increases as well as an overall improvement in policy terms and conditions for our professional liability line of business. While we believe that the hardening of the markets in which we operate will continue for the foreseeable future, albeit at a less dramatic rate compared to the past twenty-four months, our business is cyclical and influenced by many factors that could cause our positive outlook to change. These factors include price competition, economic conditions, interest rates, natural or man-made disasters (for example hurricanes and terrorism), state regulations, court decisions and changes in the law. Additionally, because our insurance products must be priced, and premiums charged, before costs have fully developed, our liabilities are required to be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, we cannot assure you that our actual liabilities will not exceed our recorded amounts.

    For additional information regarding our business, see "Business—General."

Critical Accounting Policies

    It is important to understand our accounting policies in order to understand our financial statements. Management considers certain of these policies to be critical to the presentation of the financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the period being reported upon. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates, which would be reflected in future periods.

    Our most critical accounting policies involve the reporting of the reserves for losses and loss adjustment expenses (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for Lloyd's results, goodwill and the translation of foreign currencies..

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

A N N U A L   R E P O R T   2 0 0 3  —   29

original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Additional information regarding our loss reserves can be found in "—Results of Operations—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred," "Business—Reserves," and Note 6 to our consolidated audited financial statements, all of which are included herein.

    Reinsurance Recoverables.    Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. See the "Business—Reinsurance Ceded" section and Note 7 to our consolidated audited financial statements, both included herein.

    Written and Unearned Premium.    Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. See Note 1 to our consolidated audited financial statements, included herein.

    Deferred Tax Assets.    We have recorded valuation allowances related to deferred tax assets resulting from certain net operating loss carryforwards due to the uncertainty associated with the realization of the deferred tax asset related to certain of our foreign, state and local operations. Our foreign operations were profitable in 2002 and 2003 resulting in a portion of the valuation allowance being simultaneously released to the extent of the 2002 profits and the first nine months of profits in 2003. Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined to be more likely than not that the deferred tax assets resulting from those net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003. See Note 5 to our consolidated audited financial statements, included herein.

    Impairment of Invested Assets.    Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to cost or amortized cost, as appropriate, of the security; the length of time the security's fair value has been below cost or amortized cost, and by how much; and specific credit issues related to the issuer and current economic conditions. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. For additional detail regarding our investment

30  —   A N N U A L   R E P O R T   2 0 0 3

portfolio at December 31, 2003 and 2002, including disclosures regarding other-than-temporary declines in investment value, see the "Business—Investments" section and Note 2 to our consolidated audited financial statements, both included herein.

    Accounting for Lloyd's Results.    We record our pro rata share of Lloyd's syndicate assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. generally accepted accounting principles, or GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd's three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close." The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the reinsurance to close transactions. See Note 1 to our consolidated audited financial statements, included herein.

    Goodwill.    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. We completed our annual impairment review of goodwill resulting in no impairment as of January 1, 2003. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss will be recognized. See Note 1 to our consolidated audited financial statements, included herein.

    Translation of Foreign Currencies.    Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" issued by the FASB. Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional currencies are generally the currencies of the local operating environment. Statement of income amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in "other income (expense)" in the Company's Consolidated Statements of Income.

Results of Operations and Overview

    The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2003, 2002 and 2001.

    Our 2003, 2002 and 2001 results of operations reflect increasing premium rates as a result of improved market conditions beginning in late 2000 and continuing through 2003. Net income for 2003, 2002 and 2001 was $7.7 million or $0.80 per share, $16.4 million or $1.89 per share and $3.7 million or $0.43 per share, respectively.

    We experienced rapid premium growth as measured by net earned premium in 2003 and 2002 of 25.0% and 47.8%, respectively, due to the combination of increased premium rates and business expansion. Underwriting profitability during such periods, as measured by the Company's combined ratios, has also improved for the 2003 and 2002 business written which has been adversely impacted by reserve strengthening in 2003.

    Cash flow from operations has also increased in 2003 and 2002 by approximately 24.0% and 162.8%, respectively, contributing to the growth in invested assets and net investment income. The growth in investment income has been mitigated

A N N U A L   R E P O R T   2 0 0 3  —   31

in 2003 and actually declined in 2002 as a result of the overall declines in interest rates on the portfolios caused principally by overall declines in interest rates. Investment performance in 2002 and 2001 was also adversely impacted by investment losses described below.

2003 Results

    The 2003 results of operations were adversely impacted by an after tax charge of $20.5 million or $2.14 per diluted share for incurred losses related to asbestos exposures. The Company's 2003 combined ratio of 104.0% was negatively impacted by 11.7 percentage points for incurred losses related to asbestos and environmental exposures.

    Navigators Insurance Company increased its gross and net asbestos reserves for losses by $77.6 million and $31.6 million, respectively, in the fourth quarter of 2003. As a result, gross and net incurred losses increased by the amount of the respective reserve increase. The reserve action was the result of a review of asbestos-related exposures conducted by the Company. The Company's management was notified in late January 2004 that an asbestos claim would likely have to be settled for a significantly greater amount than previously anticipated. As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly as well as those reinsured to Navigators Insurance Company from prior members of the Company's insurance pools. The Company's increased reserves relate primarily to policies underwritten by Navigators Agencies in the late 1970's and first half of the 1980's on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool. Following the Company's and the independent consulting firm's recent review, the Company determined to increase its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

    During 2003, the Company enhanced its financial position and ability to take advantage of market opportunities as a result of its October 2003 equity offering by paying off its remaining outstanding debt, contributing $95 million to the statutory surplus of Navigators Insurance Company and increasing its stamp capacity at Lloyd's by increasing its letter of credit facility.

2002 Results

    The 2002 results of operations reflect a substantial improvement in underwriting profitability as evidenced by the Company's combined ratio of 98.5% compared to 104.1% for 2001. The 2002 results of operations were adversely impacted by an after tax charge of $1.9 million or $0.22 per diluted share for impairment losses on asset-backed securities.

2001 Results

    The 2001 results of operations were adversely impacted by approximately $4.5 million, pre-tax and after-tax, resulting from the World Trade Center attack, consisting of estimated net incurred losses of $4.1 million and the net effect of reinsurance reinstatement premiums of $0.4 million, all of which originated from our Lloyd's operations. This represents our best estimate of our maximum exposure determined by an analysis of policies that may have incurred a loss resulting from the terrorist attack. No additional losses related to the World Trade Center attack were incurred during 2002 or 2003. However, given the uncertainty surrounding this event, the estimate may change over time as additional information becomes available.

    The 2001 results of operations also include the adverse impact of an after tax charge of $2.5 million or $0.29 per diluted share for an investment in a corporate capital vehicle which provided underwriting capacity to Lloyd's syndicates and $1.1 million or $0.12 per diluted share for impairment losses for asset-backed securities investments.

32  —   A N N U A L   R E P O R T   2 0 0 3

    Revenues.    Gross written premium increased to $606.5 million in 2003 from $447.8 million in 2002 and $278.2 million in 2001. The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Year Ended December 31,
	2003				2002				2001
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:
Marine	$196,309	32%	$91,976	$92,448	$179,119	40%	$81,189	$71,122	$108,228	39%	$48,389	$40,506
Specialty	131,136	22	85,886	84,842	115,684	26	94,392	69,073	55,135	20	46,015	34,043
Professional Liability	53,009	9	14,280	9,410	23,430	5	4,489	1,780	694	—	104	4
Assumed from Lloyds Operations	33,019	5	32,962	21,368	8,243	2	8,243	5,548	—	—	—	—
Other	721	—	38	121	2,125	—	1,360	888	4,838	2	(626)	(462)

Insurance Companies Total	414,194	68	225,142	208,189	328,601	73	189,673	148,411	168,895	61	93,882	74,091

Lloyd's Operations:
Marine	190,026	31	69,539	62,851	116,452	26	73,148	71,399	105,763	38	77,391	75,351
Other	33,824	6	12,447	6,611	9,468	2	3,269	2,294	4,087	1	1,262	802

Lloyd's Operations Total	223,850	37	81,986	69,462	125,920	28	76,417	73,693	109,850	39	78,653	76,153

Intercompany eliminations	(31,552)	(5)	—	—	(6,683)	(1)	—	—	(551)	—	—	—

Total	$606,492	100%	$307,128	$277,651	$447,838	100%	$266,090	$222,104	$278,194	100%	$172,535	$150,244

Note:  Certain amounts for prior years have been reclassified to conform to the current year's presentation.

Insurance Companies' Gross Written Premium

    Marine Premium.    The 2003 and 2002 marine premium increased 9.6% and 65.5%, respectively, due to the increase in premium rates resulting in higher premiums on new and renewal business. The generally improved pricing environment resulted in Navigators Insurance Company increasing its writing of new business which was partially offset in 2003 by a reduction of business in certain specific areas due to pricing concerns. The increased premium in 2003 of $17.2 million, which is net of business that was not renewed, includes approximately $13.8 million of premium resulting from rate increases which averaged 13%. The increased premium in 2002 of $70.9 million resulted from $49.2 million of new business and $20.9 million from rate increases which averaged 21%. Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 80% in 2003 and 75% in 2002 and 2001.

    Specialty Premium.    The Specialty premium increased 13.4% from 2002 to 2003 and 109.8% from 2001 to 2002 due to increased rates and underwriting new policies. The increased premium in 2003 of $15.5 million, which is net of business that was not renewed, includes approximately $27.2 million of premium resulting from rate increases which averaged 49%. During 2003, the number of California construction liability in-force policies decreased significantly as a result of our efforts to scale back the number of small artisan policies we write. The increased premium in 2002 of $60.5 million resulted from $48.9 million of new business and $11.6 million of rate increases which averaged 30%. The new business and the rate increases resulted from a tightening market for California contractors' liability insurance.

A N N U A L   R E P O R T   2 0 0 3  —   33

    Professional Liability Insurance.    In late 2001, our insurance company subsidiaries began to write professional liability insurance, primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages. The professional liability premium increased to $53.0 million in 2003 from $23.4 million in 2002 reflecting growth and the expansion of this business.

    Assumed from Lloyd's Operations.    Since 2002, the Insurance Companies have participated in quota share treaties on marine and energy business written by the Company's Lloyd's operations.

Lloyd's Operations' Gross Written Premium

    Marine Premium.    Marine premium increased 63.2% in 2003 and 10.1% in 2002 partially due to the increase in premium rates resulting in higher premiums on renewal and new business and due to the increased capacity provided to Syndicate 1221 by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. increasing from 67.4% in 2001 to 68.1% in 2002 to 97.4% in 2003. The higher premium rates, averaging approximately 15% in 2003 and 26% in 2002, made the business more attractive resulting in the Lloyd's operations increasing its writings of new business.

    Other.    Other consists of engineering and construction premium which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of onshore energy premium which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

    Ceded Written Premium.    In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by our insurance company subsidiaries or the Lloyd's operations. There are several factors contributing to an increase in ceded premium when comparing 2003 to 2002. First, rate increases on our business resulted in higher premium levels, and consequently more ceded premiums. The second factor is the cost of excess of loss reinsurance purchased to limit our exposure to an individual large loss. This increased reinsurance costs in the marine and specialty liability business. Effective from April 1, 2003 to September 30, 2003, the reinsurance treaty for our specialty liability business was amended to incorporate a ceding commission from the reinsurer and a rate increase. Third, we increased the amount of quota share reinsurance for certain product lines based upon management's assessment of expected loss activity. Fourth, Navigators Pro experienced substantial premium growth, resulting in increased amounts of premium ceded to its quota share reinsurance program. Additionally, we entered into quota share reinsurance agreements to reinsure 15.4% of our Syndicate 1221 capacity to third parties who provide letters of credit used as collateral at Lloyd's.

    The amount of ceded premium in 2002 increased over 2001 due to the increase in gross written premium and the increase in reinsurance rates in 2002. The percentage of the Lloyd's operations' ceded premium increased from 28.5% in 2001 to 39.3% in 2002 due to additional quota share reinsurance. The percentage of our insurance company subsidiaries' premium which was ceded decreased from 44.1% in 2001 to 43.1% in 2002 primarily due to the increase in the Specialty insurance premium, of which our insurance company subsidiaries retain more of the premium than in the other lines of business.

    Net Written Premium.    Net written premium increased 15.4% from 2002 to 2003 as a result of the increase in the gross written premium and the increase in the marine pool participation from 75% in 2002 to 80% in 2003, partially offset by the increased ceded premium, as discussed above. Net written premium increased 54.2% from 2001 to 2002 due to the increase in

34  —   A N N U A L   R E P O R T   2 0 0 3

the gross written premium partially offset by the increase in the percentage of ceded premium from 38.0% in 2001 to 39.5% in 2002.

    Net Earned Premium.    Net earned premium increased 25.0% in 2003 compared to 2002 and increased 47.8% in 2002 compared to 2001 as a result of rate increases and new business generated in 2003 and 2002, and for 2003, the increase in the participation in the marine pool from 75% in 2002 to 80% in 2003.

    Commission Income.    Commission income from unaffiliated business decreased by 11.3% in 2003 compared to 2002 as a result of a decrease from 25% to 20% of unaffiliated insurers participating in the marine pool managed by Navigators Agencies. This decrease occurred effective January 1, 2003 as a result of Navigators Insurance Company increasing its participation in the marine pool from 75% in 2002 to 80% in 2003. The increase of 13.9% in 2002 compared to 2001 resulted from increased premiums written on behalf of unaffiliated insurers in the marine pool.

    Net Investment Income.    Net investment income increased 8.3% in 2003 due to the increase in invested assets resulting from positive cash flow stemming from the increased premium volume and the proceeds from our October 2003 common stock offering. Our net proceeds from the offering amounted to $110.8 million. Net investment income decreased 6.7% in 2002 from the previous year due to lower interest rates during 2002 partially offset by increased invested assets. See the "Business—Investments" section included herein for additional information regarding our net investment income.

    Net Realized Capital Gains.    Pre-tax net income included $1,875,000 of net realized capital gains for 2003 compared to $1,668,000 for 2002 and $790,000 for 2001. On an after-tax basis, the net realized capital gains were $0.13 per share, $0.14 per share and $0.09 per share for 2003, 2002 and 2001, respectively. The 2002 and 2001 net realized capital gains include $2,905,000 and $1,618,000, respectively, of impairment losses recorded on three of our asset-backed securities.

    Other Income/(Expense).    Other income/(expense) for 2003 and 2002 consisted primarily of foreign exchange gains and inspection fees related to the Specialty insurance business. Other income/(expense) for 2001 consisted primarily of a $3,800,000 charge related to our former investment in Riverside Corporate Underwriters, Ltd., a Lloyd's corporate name. Lloyd's informed us in 2001 that it was liable for part of the adverse development in the Lloyd's syndicates in which Riverside Corporate Underwriters, Ltd. provided capacity in 1999 and 1998. We had provided a letter of credit to Riverside Corporate Underwriters, Ltd. in order for Riverside Corporate Underwriters, Ltd. to participate on various Lloyd's syndicates. We believe that we have no further exposure to Riverside Corporate Underwriters, Ltd.

Operating Expenses.

    Net Losses and Loss Adjustment Expenses Incurred.    The ratio of net loss and loss adjustment expenses incurred to net earned premium was 76.0%, 64.6% and 70.7% in 2003, 2002 and 2001, respectively. The increase in the loss ratio in 2003 compared to 2002 was primarily due to the asbestos losses recorded in the fourth quarter of 2003 accounting for 11.4 percentage points of the 2003 loss ratio and, to a lesser extent, the adverse development in the California contractors' liability portion of the Specialty business. The decrease in the loss ratio in 2002 compared to 2001 was primarily due to the losses resulting from approximately $4.1 million of net losses related to the World Trade Center attack, accounting for 2.7 percentage points of the 2001 loss ratio, and from approximately $1.9 million of net losses resulting from one large offshore energy claim (Petrobras) in the first quarter of 2001, accounting for 1.3 percentage points of the 2001 loss ratio. Gross losses resulting from the terrorist attack were $17.6 million with the ceded portion of the losses reinsured by highly rated reinsurers. We do not discount any of our loss reserves. The improvements in the premium rates have benefited the loss ratio.

A N N U A L   R E P O R T   2 0 0 3  —   35

    The following tables set forth our net loss reserves by segment and line of insurance business and the total case reserves and IBNR as of the date indicated:

	As of December 31,
	2003	2002	2001
	($ in thousands)
Insurance Companies:
Marine	$110,698	$70,017	$57,563
Specialty (primarily general liability)	114,167	64,956	35,812
Professional Liability	7,059	1,240	3
Assumed from Lloyd's Operations	14,323	3,029	—
Other (primarily run-off business)	24,390	27,165	29,137

Total Insurance Companies	270,637	166,407	122,515

Lloyd's Operations:
Marine	100,936	97,018	79,879
Other	2,598	1,222	365

Total Lloyd's Operations	103,534	98,240	80,244

Total net loss reserves	$374,171	$264,647	$202,759

Total net case loss reserves	$154,531	$135,260	$109,088
Total net IBNR loss reserves	219,640	129,387	93,671

Total net loss reserves	$374,171	$264,647	$202,759

    At December, 2003, the IBNR loss reserve was $219,640,000 or 58.7% of our total loss reserves compared to 48.9% in 2002 and 46.2% in 2001.

    At December 31, 2003, a 10% change in the net loss reserves would equate to $37.4 million which would represent an after-tax charge to net income of $24.3 million and 8.4% of stockholders' equity. Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate. Any adjustments that result from this review are recorded in the quarter in which they are identified.

    Our reserving practices and the establishment of any particular reserve reflect management's judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against us. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

    The increase in net loss reserves in all active lines of business is generally a reflection of the growth in premium volume over the last two years. The net loss reserve increase for 2003 also includes an increase in reserves to $33.2 million from $1.5 million for asbestos and environmental exposures in the marine and run-off business as well as prior year loss reserve strengthening of approximately $22.2 million in our Specialty business related to the California contractors liability business. Approximately $31.8 million of the increase in asbestos and environmental reserves is recorded in marine and $1.4 million in other, primarily related to run-off aviation business.

36  —   A N N U A L   R E P O R T   2 0 0 3

    As discussed under the caption "Business—Reserves," there are a number of factors that could cause actual losses and loss adjustment expenses to differ materially from the amount that we have reserved for losses and loss adjustment expenses.

    Commission Expense.    Commission expense paid to brokers and agents is generally on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded to deferred policy acquisition costs to the extent that they relate to unearned premium. Commission expense declined 7% in 2003 and increased 39% in 2002. The decrease in commission expense in 2003 was primarily the result of an increase in ceding commissions received as a result of a change in a reinsurance treaty for specialty business coupled with a general decline in commissions paid to brokers and agents. The 2002 increase was caused principally by an increase in premium revenue.

    Other Operating Expenses.    The increases in other operating expenses in 2003 and 2002 of 28.8% and 44.4%, respectively, are consistent with revenue growth and attributable primarily to employee related expenses resulting from expansion of the business. Included in 2003 was $761,000 recorded for employee stock option expense. The Company adopted the fair value method of accounting for stock-based employee compensation as of January 1, 2003. Included in 2002 was an expense reimbursement benefit of $1,141,000 in connection with a claims settlement.

    Interest Expense.    The decreases in interest expense in 2003 and 2002 were primarily due to lower interest rates charged on the loan balance and a declining loan balance. The remaining loan balance was paid in October 2003 from a portion of the proceeds from the Company's common stock offering.

    Income Taxes.    The income tax expense (benefit) was $(4.9) million, $5.8 million and $1.7 million for 2003, 2002 and 2001, respectively. The effective tax rates for 2003, 2002 and 2001 were (175.2%), 26.2% and 31.6%, respectively. As of December 31, 2003 and 2002, the net deferred Federal, foreign, state and local tax assets were $15.2 million and $6.5 million, respectively. We had alternative minimum tax carryforwards of $0, $1.0 million and $3.9 million at December 31, 2003, 2002, and 2001, respectively. The alternative minimum tax carryforwards were primarily attributable to the tax benefits from municipal bond interest.

    Included in 2003 and 2002 were tax benefits related to the reversal of a tax valuation allowance related to the Company's foreign operations of $5,284,000 and $1,267,000, respectively.

    The Company had a valuation allowance of $4,529,000 as of the year ended December 31, 2002 due to the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations. The Company's foreign operations were profitable in 2002 and 2003 resulting in a portion of the valuation allowance being simultaneously released to the extent of the 2002 profits and the first nine months of profits in 2003. Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined to be more likely than not that the deferred tax assets resulting from those net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

    The Company also had net state and local operating loss carryforwards amounting to potential future tax benefits of $3,274,000 and $2,147,000 at December 31, 2003 and 2002, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local carryforwards at December 31, 2003 expire from 2019 to 2023.

A N N U A L   R E P O R T   2 0 0 3  —   37

Segment Information.

    Following are the financial results of the Company's three segments: Insurance Companies, Lloyd's Operations and Navigators Agencies. We evaluate the performance of each segment including Navigators Agencies, primarily based on underwriting results. Other items of revenue and expenditure, including net investment income and realized capital gains and losses, are included herein based on the legal entity where they are recorded. Our underwriting performance is evaluated separately from the performance of our investment portfolios. See Note 13 to the consolidated financial statements for further information. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

Insurance Companies

    Our two insurance companies are Navigators Insurance Company, which includes a United Kingdom branch, and NIC Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites similar types of business but on a non-admitted or surplus lines basis and is fully reinsured by Navigators Insurance. The Navigators Agencies produce business for our insurance company subsidiaries.

    Following are the results of the Insurance Companies for each of the years in the three-year period ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Revenues:
Net earned premium	$208,189	$148,411	$74,091
Net investment income	17,455	15,489	16,144
Net realized capital gains	1,231	1,207	146
Other income (expense)	188	461	(254)

Total revenues	227,063	165,568	90,127

Operating expenses:
Net losses and loss adjustment expenses	167,550	90,492	44,684
Commission expense	52,313	50,121	23,338
Other operating expenses	4,845	3,311	2,036

Total operating expenses	224,708	143,924	70,058

Income before income tax expense (benefit)	2,355	21,644	20,069
Income tax expense (benefit)	(104)	6,780	6,181

Net income	$2,459	$14,864	$13,888

Loss and loss expense ratio	80.5%	61.0%	60.3%
Commission expense ratio	25.1%	33.8%	31.5%
Other operating expense ratio	2.3%	2.2%	2.8%

Combined ratio	107.9%	97.0%	94.6%

38  —   A N N U A L   R E P O R T   2 0 0 3

    Following are the underwriting results of the Insurance Companies for each of the years in the three-year period ended December 31, 2003:

	Year ended December 31, 2003
					Combined Ratio
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)
					Loss	Expense	Combined
	($ in thousands)

Marine	$92,448	$74,799	$23,543	$(5,894)	80.9%	25.5%	106.4%
Specialty	84,842	68,986	25,077	(9,221)	81.3	29.6	110.9
Professional liability	9,410	5,856	2,136	1,418	62.2	22.7	84.9
Assumed from Lloyd's Operations	21,368	13,761	6,368	1,239	64.4	29.8	94.2
Other (includes run-off business)	121	4,148	34	(4,061)	NM	NM	NM

Total	$208,189	$167,550	$57,158	$(16,519)	80.5%	27.4%	107.9%

	Year ended December 31, 2002
					Combined Ratio
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)
					Loss	Expense	Combined
	($ in thousands)

Marine	$71,122	$38,629	$21,949	$10,544	54.3%	30.9%	85.2%
Specialty	69,073	43,758	28,649	(3,334)	63.3	41.5	104.8
Professional liability	1,780	1,243	1,225	(688)	69.8	68.8	138.6
Assumed from Lloyd's Operations	5,548	3,356	1,915	277	60.5	34.5	95.0
Other (includes run-off business)	888	3,506	(306)	(2,312)	NM	NM	NM

Total	$148,411	$90,492	$53,432	$4,487	61.0%	36.0%	97.0%

	Year ended December 31, 2001
					Combined Ratio
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)
					Loss	Expense	Combined
	($ in thousands)

Marine	$40,506	$20,006	$12,023	$8,477	49.4%	29.7%	79.1%
Specialty	34,043	21,217	12,094	732	62.3	35.5	97.8
Professional liability	4	3	(4)	5	75.0	NM	NM
Other (includes run-off business)	(462)	3,458	1,261	(5,181)	NM	NM	NM

Total	$74,091	$44,684	$25,374	$4,033	60.3%	34.3%	94.6%

    The Insurance Companies experienced rapid premium growth in all three lines of business as reflected in the net earned premium increases of 40.3% and 100.3% in 2003 and 2002, respectively. Approximately 10.3% and 3.7% of the net premium

A N N U A L   R E P O R T   2 0 0 3  —   39

recorded in 2003 and 2002 is a result of the Insurance Companies participating on reinsurance treaties supporting the Lloyd's Operations' marine and energy business.

    The 2003 underwriting results were adversely impacted by approximately $61.5 million for incurred losses related to years prior to 2002. Approximately $32.5 million of such adverse development was for incurred losses recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business). As a result of recording such losses, intersegment profit commissions of $5.7 million due to Navigators Agencies were reduced.

    The Company also recorded adverse development in 2003 of approximately $22.2 million for specialty business mostly for California contractors liability business, and approximately $7.0 million for other marine business and $2.8 million for other run-off business. The Company strengthened its reserves for the California contractors liability business as a result of an internal actuarial analysis of the specialty business conducted during the 2003 fourth quarter.

    The 2002 underwriting results were negatively impacted by approximately $6.7 million for prior year loss development recorded in specialty business mostly for the Company's California contractors liability business. The 2001 underwriting results were favorably impacted by $4.5 million for a redundancy on prior year reserves mostly related to the marine business.

    The pre-tax yield on the Insurance Companies' investment portfolio approximated 4.26%, 4.99% and 6.29% for 2003, 2002 and 2001, respectively. The declining portfolio yields in 2003 and 2002 reflect the overall declines in interest rates since 2001. Net investment income increased in 2003 compared to 2002 despite declines in the average investment yield on the portfolio due to strong cash flows throughout 2003 coupled with the receipt of $95 million of statutory surplus contributions in the 2003 fourth quarter.

Lloyd's Operations

    The Lloyd's operations consist of NUAL, which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester and Leeds, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221. The Lloyd's operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the United Kingdom Branch of Navigators Insurance Company are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

    Our Lloyd's Syndicate 1221's 2003 stamp capacity was £125 million ($203.5 million) compared to £75.0 million ($112.7 million) in 2002 and £66.3 million ($95.5 million) in 2001. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined by the Council of Lloyd's. Syndicate 1221's stamp capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. We provided 97.4%, 68.1% and 67.4% of Syndicate 1221's total capacity for the 2003, 2002 and 2001 underwriting years, respectively. In 2003, we provided a larger percentage of the gross capacity and are reinsuring 15.4% of our Syndicate 1221 capacity through the utilization of quota share reinsurance agreements to third parties who provide letters of credit used as collateral at Lloyd's. The Lloyd's marine business had been subject to deteriorating pricing beginning in the mid-1990's. The pricing competition showed some signs of stabilizing in 2000 and prices increased in 2001, 2002 and 2003. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd's operations included in the consolidated financial statements represent our participation in Syndicate 1221.

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open

40  —   A N N U A L   R E P O R T   2 0 0 3

for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since, (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the reinsurance to close. The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. The reinsurance to close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the transactions.

    We provide letters of credit to Lloyd's to support our participation in Syndicate 1221's capacity. If we increase our participation, or if Lloyd's changes the capital requirements, we may be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or reduce the capacity of Syndicate 1221. The letters of credit are provided through the credit facility which we maintain with a consortium of banks. The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit facility. If the banks decide not to renew the letter of credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The renewal amendment executed in November 2003 renewed the letter of credit facility for a two year period expiring in November 2005.

A N N U A L   R E P O R T   2 0 0 3  —   41

    Following are the results of the Lloyd's operations for each of the years in the three-year period ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Revenues:
Net earned premium	$69,462	$73,693	$76,153
Commission income	538	418	188
Net investment income	2,009	2,507	3,154
Net realized capital gains	644	461	644
Other income	381	465	31

Total revenues	73,034	77,544	80,170

Operating expenses:
Net losses and loss adjustment expenses	43,539	52,908	61,561
Commission expense	12,115	15,731	19,560
Other operating expenses	8,449	6,234	5,183

Total operating expenses	64,103	74,873	86,304

Income (loss) before income tax expense (benefit)	8,931	2,671	(6,134)
Income tax expense (benefit)	(1,727)	—	—

Net income (loss)	$10,658	$2,671	$(6,134)

Loss and loss expense ratio	62.7%	71.8%	80.8%
Commission expense ratio	17.4	21.3	25.7
Other operating expense ratio	12.2	8.5	6.8

Combined ratio	92.3%	101.6%	113.3%

    The Lloyd's operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business since late 2001. Net earned premium revenues were reduced by $21.4 million and $5.5 million in 2003 and 2002 for business ceded to the Insurance Companies.

    Underwriting results in 2003 were favorably impacted by $2.8 million for prior year reserve savings compared to $0.3 million and $9.9 million of prior year deficiencies recorded in 2002 and 2001, respectively. The 2001 deficiency was due to an increase in premium estimates and related reserves and strengthening of reserves for the 1999 underwriting year. The 2001 underwriting results were also adversely impacted by $4.5 million of pre-tax and after-tax losses related to the World Trade Center terrorist attack.

    The pre-tax yields on funds at Lloyd's approximated 2.0%, 3.8% and 5.7% for 2003, 2002 and 2001, respectively, which are reflective of the declining interest rate environment since 2001. Generally, funds invested at Lloyd's have been invested with an average duration of approximately 1.4 years in order to meet liquidity needs.

    The provision for income tax expense for 2003 and 2002 reflect the reversal of a previously established deferred tax asset valuation allowance. The valuation allowance was reversed up until the fourth quarter of 2003 only to the extent of taxable

42  —   A N N U A L   R E P O R T   2 0 0 3

profits. The remaining valuation allowance was completely reversed in the 2003 fourth quarter since it was determined that it was more likely than not that the remaining deferred tax asset resulting from net operating loss carryforwards will be realized.

Navigators Agencies

    The Navigators Agencies produce business for our insurance company subsidiaries. They specialize in writing marine and related lines of business, specialty liability insurance and professional liability coverages.

    Each of the Navigators Agencies underwrites marine and related lines of business for Navigators Insurance Company and three other unaffiliated insurance companies comprising a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared with other pool members. Navigators Insurance Company had a 75% participation in the pool for business written with effective dates in 2002 and 2001. As described in more detail under "Business—Marine Insurance", Navigators Insurance Company's participation in the marine pool increased to 80% for 2003.

    Navigators Specialty, a division of a Navigators Agency, produces business exclusively for our insurance company subsidiaries. It specializes in underwriting general liability insurance coverage for small general and artisan contractors and other targeted commercial risks, with the majority of its business located in California. Navigators Specialty also writes surety, commercial multiple peril, commercial automobile and personal umbrella insurance.

    Navigators Pro, a division of a Navigators Agency, specializes in underwriting professional liability insurance and began producing directors and officers liability insurance exclusively for our insurance company subsidiaries in the fourth quarter of 2001. In late 2002, Navigators Pro introduced additional products to complement its directors and officers liability coverage. The products include employment practices liability, lawyers professional liability and miscellaneous professional liability coverages.

    Following are the results of the Navigators Agencies for each of the years in the three year period ended December 31, 2003:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Revenues:
Commission income	$27,904	$27,046	$15,820
Net investment income	22	42	19
Other income (expense)	1,292	1,395	1,036

Total revenues	29,218	28,483	16,875

Operating expenses:
Other operating expenses	31,913	26,102	17,326

Total operating expenses	31,913	26,102	17,326

Income (loss) before income tax expense (benefit)	(2,695)	2,381	(451)
Income tax expense (benefit)	(1,061)	780	(1,373)

Net income (loss)	$(1,634)	$1,601	$922

    Commission income generally consists of intersegment management fees and profit commissions received from insurance premiums of the Insurance Companies for marine, specialty and professional liability business as well as business from

A N N U A L   R E P O R T   2 0 0 3  —   43

unaffiliated insurance companies in the marine pool. Despite increased premium revenues recorded by the Insurance Companies in 2003 compared to 2002, the commission income of the Navigators Agencies was flat due to the reduction of $5.7 million of intersegment profit commission as a result of the $32.5 million incurred losses recorded by the Insurance Companies for asbestos and environmental losses.

    Commission income increased substantially in 2002 compared to 2001 due to the increased premium revenues generated on behalf of the Insurance Companies.

    Net investment income is earned on fiduciary funds. Other income generally represents fee revenues earned for services on behalf of third parties.

    Other operating costs consists of compensation and general and administrative expenses incurred in connection with underwriting, administrative and claims services performed on behalf of the Insurance Companies and unaffiliated insurers participating in the marine pool. Such costs have been increasing each year commensurate with servicing the growth in the overall increased premium volume that has been generated in 2003 and 2002 for the Insurance Companies and unaffiliated members of the marine pool.

    Income tax expense (benefit) includes federal and state income taxes related to the taxable income or loss of the Navigators Agencies. The 2001 income tax benefit contains a reversal of a prior year accrual that was no longer deemed necessary for a tax contingency.

Off-Balance Sheet Transactions

    For a discussion of our letter of credit facility, see "—Liquidity and Capital Resources" included herein.

Tabular Disclosure of Contractual Obligations

    The following table sets forth our known contractual obligations with respect to the items indicated at December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	($ in thousands)

Operating Leases	$14,891	$2,391	$4,555	$3,713	$4,232
Capital Leases	97	38	59	—	—

Total	$14,988	$2,429	$4,614	$3,713	$4,232

Investments

    For a discussion of our investments, see "Business—Investments" included herein.

Liquidity and Capital Resources

    Cash flow provided by operations was $134.5 million, $108.5 million and $41.3 million for 2003, 2002, and 2001, respectively. The increases in the 2003 and 2002 operating cash flows were primarily due to the increases in net written premium. Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

    Invested assets and cash increased to $693.6 million at December 31, 2003 from $452.9 million at December 31, 2002 and $333.1 million at December 31, 2001. The increases were primarily due to the positive cash flow and the $110.8 million of net

44  —   A N N U A L   R E P O R T   2 0 0 3

proceeds received from the secondary public stock offering in October 2003. Net investment income was $19.6 million for the year ended December 31, 2003, $18.1 million for the year ended December 31, 2002 and $19.4 million for the year ended December 31, 2001.

    The average yield of the portfolio, excluding net realized capital gains, was 3.79% in 2003, 4.78% in 2002 and 6.14% in 2001 reflecting the prevailing interest rates during those years. As of December 31, 2003 and 2002, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

    At December 31, 2003, the weighted average rating of our fixed maturity investments was "AA" by Standard & Poor's and "Aa" by Moody's. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At December 31, 2003, our portfolio had an average maturity of 5.3 years and duration of 3.7 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. We incurred impairment losses of $2.9 million in 2002 and $1.6 million in 2001 on asset-backed securities. We incurred no impairment losses in 2003.

    We have a credit facility provided through a consortium of banks. The credit facility provides for an $80.0 million letter of credit facility which was increased from $55.0 million in November 2003. The credit facility also provided for a $9.0 million line of credit facility which was fully utilized prior to the October 2003 common stock offering. As required by the credit facility agreement, the line of credit was fully paid from a portion of the proceeds from the common stock offering thereby eliminating the line of credit portion of the credit facility. The letter of credit facility is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. for our participation in Lloyd's Syndicate 1221. The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility. If the banks decide not to renew the letter of credit portion of the facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. The renewal amendment executed in November 2003 renewed the letter of credit facility for a two year period. At December 31, 2003, letters of credit with an aggregate face amount of $77.6 million were issued under the letter of credit facility.

    The bank credit facility is collateralized by the common stock of Navigators Insurance Company. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. At December 31, 2003, we were in compliance with all covenants.

    At December 31, 2003, our consolidated stockholders' equity was $290.0 million compared to $171.3 million at December 31, 2002. The increase was primarily due to the common stock offering and, to a lesser extent, the net income for the year ended December 31, 2003.

    We had annual rental commitments at December 31, 2003 under various noncancellable operating leases for our office facilities, which expire at various dates through 2013. The commitments by year are $2.4 million for 2004, $2.3 million for 2005, $2.2 million for 2006, $1.9 million for 2007 and $6.0 million for 2008 and beyond.

A N N U A L   R E P O R T   2 0 0 3  —   45

    Our reinsurance has been placed with various U.S. and foreign insurance companies and with selected syndicates at Lloyd's. Pursuant to the implementation of Lloyd's Plan of Reconstruction and Renewal, a portion of our recoverables are now reinsured by Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account).

    We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2003, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2004 without prior regulatory approval was $21,032,000. During 2003, 2002 and 2001, Navigators Insurance Company paid dividends to us of $6,000,000, $6,500,000 and $11,000,000, respectively.

    We believe that the cash flow generated by the operating activities of our subsidiaries will provide sufficient funds for us to meet our liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to us may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.

Economic Conditions

    We are a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct affect on our underwriting operations. They do, however, impact our investment portfolio. A decrease in interest rates will tend to decrease our yield and have a positive effect on the fair value of our invested assets. An increase in interest rates will tend to increase our yield and have a negative effect on the fair value of our invested assets.

    We also consider the potential impact of economic trends in estimating loss reserves. Our management believes that the underwriting controls it maintains, and the fact that a significant amount of our business is in lines of insurance which have relatively short loss payout patterns, assist in estimating ultimate claim costs more reasonably and lessen the potential adverse impact of the economy on us.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2003. Our market risk sensitive instruments are entered into for purposes other than trading.

    The carrying value of our investment portfolio as of December 31, 2003 was $693.6 million of which 84.9% was invested in fixed-maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Our exposure to equity price risk and foreign exchange risk is not significant. We have no commodity risk.

    For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

46  —   A N N U A L   R E P O R T   2 0 0 3

    There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed between the year ended December 31, 2003 and the year ended December 31, 2002, other than the impairment losses of $2.9 million in 2002 recorded on one of our asset-backed securities. There have been no significant changes in our primary market risk exposures or how those exposures are managed from December 31, 2002 through December 31 2003. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Sensitivity Analysis

    Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. The term "near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by us to mitigate such hypothetical losses in fair value.

    In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments. The primary market risk to our market-sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

    For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2003.

    The sensitivity analysis model used by us produces a loss in fair value of market-sensitive instruments of $24.3 million based on a 100 basis point increase in interest rates as of December 31, 2003. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constitute approximately 48.7% of total assets as of December 31, 2003. The loss in fair value of market-sensitive instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2003, is not material.

Risk Factors

        In addition to the items listed under "Note on Forward-Looking Statements," following are certain risk factors related to the Company.

Our business is concentrated in marine and general liability insurance, and if market conditions change adversely, or we experience large losses in these lines, it could have a material adverse effect on our business.

    As a result of our strategy to focus on specialty products in niches where we have underwriting and claims handling expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the marine and specialty liability lines. For the year ended December 31, 2003, our marine line accounted for approximately 63.7% of our gross written premiums and our specialty lines, consisting primarily of contractors' liability, accounted for

A N N U A L   R E P O R T   2 0 0 3  —   47

approximately 21.6% of our gross written premiums. If our results of operations from either of these two specialty liability lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.

We are exposed to cyclicality in our business that may cause material fluctuations in our results.

    The property/casualty insurance business generally, and the marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have permitted attractive premium levels. We have reduced business during periods of severe competition and price declines, such as withdrawing from the majority of our aviation business in late 1998, and grown when pricing allowed an acceptable return, as with entering the professional liability business in late 2001. We expect that our business will continue to experience the effects of this cyclicality, which, over the course of time, could result in material fluctuations in our premium volume, revenues or expenses.

We may not be successful in developing our new specialty lines which could cause us to experience losses.

    Since 2001, we have entered into a number of new specialty lines of business including professional liability, surety, personal umbrella insurance and commercial automobile insurance. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the level we anticipate.

We may be unable to manage effectively our rapid growth in our lines of business, which may adversely affect our results.

    We have experienced substantial increases in premium in many of our lines of business over the past few years. For example, gross written premium in the specialty liability line increased 13.4% from 2002 to 2003, 109.8% from 2001 to 2002 and 94.4% from 2000 to 2001 due to increased rates and underwriting more business. Gross written premium in the marine line for our insurance companies increased 32.5%, 65.5% and 9.6% in 2001, 2002 and 2003, respectively, due to an increase in premium rates resulting in higher premiums on new and renewal business, as well as underwriting new business. In addition, since late 2001 we have been underwriting several new lines of business, including professional liability, surety, commercial automobile and personal umbrella insurance.

    To control our growth effectively, we must successfully manage our new and existing lines of business. This process will require substantial management attention and additional financial resources. In addition, our growth is subject to, among other risks, the risk that we may experience difficulties and incur expenses related to hiring and retaining a technically proficient workforce. Accordingly, we may fail to realize the intended benefits of expanding into new specialty lines and we may fail to realize value from such lines relative to the resources that we invest in them. Any difficulties associated with expanding our current and future lines of business could adversely affect our result of operations.

48  —   A N N U A L   R E P O R T   2 0 0 3

We may incur additional losses if our loss reserves are insufficient.

    We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes, may affect the reserve estimation process. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the insurer. We continually refine reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, we will incur additional income statement charges.

    Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary. Our longer tail business includes general liability, including California construction defect claims, as well as historical claims for asbestos and environmental exposures through our marine and aviation businesses and claims relating to our run-off businesses. As of December 31, 2003 and 2002, our net loss reserves for the asbestos and environmental exposures were $33.2 million and $1.5 million, respectively. Navigators Insurance Company increased its gross and net asbestos reserves for losses by approximately $77.6 million and $31.6 million, respectively, in the fourth quarter of 2003. As a result, gross and net incurred losses increased by the amount of the respective reserve increase. Our professional liability business, though long tail with respect to settlement period, is produced on a claims-made basis (which means that the policy in-force at the time the claim is filed, rather than the policy in-force at the time the loss occurred, provides coverage) and is therefore, we believe, less likely to result in a time lag between the occurrence of the loss and the reporting of the loss. There can be no assurance, however, that we will not suffer substantial adverse prior period development in our business in the future.

We may not have access to adequate reinsurance to protect us against losses.

    We purchase reinsurance by transferring part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Since the September 11, 2001 terrorist attacks, we have seen, and expect to continue to see, a significant tightening in the pricing and terms and conditions for reinsurance in some of our lines of business. Our reinsurance programs are generally subject to renewal on an annual basis. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase, which could increase our costs, or, if we were unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce our revenues and possibly net income.

A N N U A L   R E P O R T   2 0 0 3  —   49

Our reinsurers, including the other participants in the marine pool, may not pay on losses in a timely fashion, or at all, which may increase our costs.

    Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business.

    The operations of the marine pool also expose us to reinsurance credit risk. Since 1998, all business underwritten by the marine pool has been written with Navigators Insurance Company as the primary insurer. Navigators Insurance Company then reinsures its exposure in the marine pool to the other participants based on their percentage participation. From 1983 until 1998, Navigators Insurance Company was the primary insurer for some of the pool business in excess of its participation amount. As a result of this arrangement, we remain primarily liable for claims arising out of those policies written by Navigators Insurance Company on behalf of the marine pool even if one or more of the other participants do not pay the claims they reinsured, which could have a material adverse effect on our business.

Intense competition for our products could harm our ability to maintain or increase our profitability and premium volume.

    The property and casualty insurance industry is highly competitive. We face competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which we are engaged is based on many factors, including our perceived overall financial strength, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and we face the risk that we will lose market share to higher rated insurers.

    The entry of banks and brokerage firms into the insurance business poses new challenges for insurance companies and agents. These challenges from industries traditionally outside the insurance business could heighten the competition in the property and casualty industry.

    We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to write new business at adequate rates, our ability to transact business would be materially and adversely affected and our results of operations would be adversely affected.

We may be unable to attract and retain qualified employees.

    We depend on our ability to attract and retain qualified executive officers, experienced underwriters and claims professionals and other skilled employees who are knowledgeable about our specialty lines of business. If the quality of our executive officers, underwriting or claims team and other personnel decreases, we may be unable to maintain our current competitive position in the specialty markets in which we operate and be unable to expand our operations into new specialty markets.

Increases in interest rates may cause us to experience losses.

    Because of the unpredictable nature of losses that may arise under insurance policies, we may require substantial liquidity at any time. Our investment portfolio, which is comprised largely of fixed-income investments, is our principal source of liquidity.

50  —   A N N U A L   R E P O R T   2 0 0 3

The market value of our fixed-income investments is subject to fluctuation depending on changes in prevailing interest rates and various other factors. We do not hedge our investment portfolio against interest rate risk. Increases in interest rates during periods when we must sell fixed-income securities to satisfy liquidity needs may result in realized losses.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses.

    Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company and S&P. A.M. Best Company's and S&P's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best Company and S&P, and we cannot assure the continued maintenance of our current ratings. In 2003, A.M. Best Company reaffirmed its "A" (Excellent) rating for Navigators Insurance Company and NIC Insurance Company. In 2003, S&P's reaffirmed its "A" (Strong) rating for Navigators Insurance Company and NIC Insurance Company.

    Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher claims-paying and financial strength ratings. There can be no assurance that our current ratings will continue for any given period of time.

Our business could be materially and adversely affected if Lloyd's was further downgraded by A.M. Best.

    Following the September 11, 2001 terrorist attacks, the Lloyd's of London market was downgraded by A.M. Best to "A-" (Excellent) from "A". On April 2, 2003, A.M. Best Company affirmed Lloyd's "A-" rating. Our Lloyd's operations' ability to market insurance policies to certain customers and brokers is dependent, in part, upon Lloyd's maintaining an "A-" or better A.M. Best rating. A.M. Best Company's rating of the Lloyd's of London market is not a rating of our Lloyd's operations. In the event that Lloyd's rating is further downgraded for any reason, it could have a material adverse effect on our ability to underwrite business through our Lloyd's operations and therefore on our financial condition or results of operations.

Continued or increased premium levies by Lloyd's for the Lloyd's Central Fund and cash calls for trust fund deposits could materially and adversely affect us.

    The Lloyd's Central Fund protects Lloyd's policyholders against the failure of a member of Lloyd's to meet its obligations. The Central Fund is a mechanism which in effect "mutualizes" unpaid liabilities among all members, whether individual or corporate. The fund is available to back Lloyd's policies issued after 1992. Lloyd's requires members to contribute to the Central Fund, normally in the form of an annual contribution, although a special contribution may be levied. The Council of Lloyd's has discretion to call up to 3% of underwriting capacity in any one year.

    Policies issued before 1993 have been reinsured by Equitas, an independent insurance company authorized by the Financial Services Authority. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd's may take the view that it is appropriate to apply the Central Fund to discharge those liabilities Equitas failed to meet. In that case, the Council of Lloyd's may resolve to impose a special or additional levy on the existing members, including Lloyd's corporate members, to satisfy those liabilities.

    Additionally, Lloyd's insurance and reinsurance business is subject to local regulation, and regulators in the United States require Lloyd's to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These

A N N U A L   R E P O R T   2 0 0 3  —   51

deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd's may require us to satisfy cash calls to meet claims payment obligations and maintain minimum trust fund amounts.

    Any premium levy or cash call would increase the expenses of Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd., our corporate members, without providing compensating revenues, and could have a material adverse effect on our results.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

    Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to insurers and their stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company's business.

    Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. The effect of these arrangements could reduce our profitability in any given period or limit our ability to grow our business.

    In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners, or NAIC, and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

    In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. The Terrorism Risk Insurance Act of 2002 ("TRIA") established a program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. As a result, we will be prohibited from adding certain terrorism exclusion clauses to the policies written by insurers in our group that write business in the U.S. While these insurers are protected by federally funded terrorism reinsurance as provided for in the TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. Potential future changes to the TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required.

The inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.

    We are a holding company and rely primarily on dividends from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and corporate expenses. The ability of our insurance subsidiaries to pay dividends to us in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. For a discussion of our insurance subsidiaries' current dividend-paying ability, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included herein. We and our underwriting subsidiaries are subject to regulation by some states as an insurance holding company. Such regulation generally provides that transactions between companies within our consolidated group must be fair and equitable. Transfers of assets among affiliated

52  —   A N N U A L   R E P O R T   2 0 0 3

companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within our consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities. Our underwriting subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds. These regulations may affect our subsidiaries' ability to provide us with dividends.

Catastrophe losses could materially reduce our profitability.

    We are exposed to claims arising out of catastrophes, particularly in our marine insurance line of business. We have experienced, and will in the future experience, catastrophe losses which may materially reduce our profitability or harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as the World Trade Center attack. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our financial condition.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required in response to this section are submitted as part of Item 15(a) of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9a. CONTROLS AND PROCEDURES

        (a)   The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that as of the end of such period the Company's disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

        (b)   There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of the recent asbestos reserve increases discussed elsewhere in this report, the Company is currently reviewing its process for estimating loss reserves for asbestos and environmental loss and loss adjustment expenses, which may result in refinements to the procedures for making such estimates and the internal audit process for evaluating compliance with such procedures.

A N N U A L   R E P O R T   2 0 0 3  —   53

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

    The Company has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller and all other persons performing similar functions. A copy of the Code of Ethics is available on the Company's website at www.navigators-insurance.com under the Financial Information link. Any amendments to, or waivers of, the Code of Ethics which apply to any of the financial professionals listed above will be disclosed on our website under the same link promptly following the date of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning the security ownership of the directors and officers of the Company is contained under "Election of Directors" and "Compensation of Directors and Executive Officers" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning the principal accountant's fees and services for the Company is contained under "Independent Auditors" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements and Schedules: The financial statements and schedules that are listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.

2.
Exhibits: The exhibits that are listed on the accompanying Index to Exhibits on the page which immediately follows page S-8. The exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(a)(10)(iii) of Regulation S-K.

(b)
Reports on Form 8-K: On November 11, 2003, we filed a Form 8-K furnishing our press release announcing our third quarter 2003 earnings.

54  —   A N N U A L   R E P O R T   2 0 0 3

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc. (Company)
Dated: March 11, 2004	By:	/s/ PAUL J. MALVASIO Paul J. Malvasio Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	March 11, 2004
/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
/s/ PAUL J. MALVASIO Paul J. Malvasio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004
/s/ SALVATORE A. MARGARELLA Salvatore A. Margarella	Vice President and Treasurer (Principal Accounting Officer)	March 11, 2004
/s/ PETER A. CHENEY Peter A. Cheney	Director	March 11, 2004
/s/ ROBERT W. EAGER, JR. Robert W. Eager, Jr.	Director	March 11, 2004
/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	March 11, 2004
/s/ JOHN F. KIRBY John F. Kirby	Director	March 11, 2004
/s/ MARC M. TRACT Marc M. Tract	Director	March 11, 2004
/s/ ROBERT F. WRIGHT Robert F. Wright	Director	March 11, 2004

A N N U A L   R E P O R T   2 0 0 3  —   55

A N N U A L   R E P O R T   2 0 0 3  —   F-1

Independent Auditors' Report

The Board of Directors and Stockholders
The Navigators Group, Inc.

    We have audited the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    As discussed in Note 9, the Company changed its method of accounting for stock compensation in 2003.

KPMG LLP
New York, New York March 9, 2004

F-2  —   A N N U A L   R E P O R T   2 0 0 3

The Navigators Group, Inc. and Subsidiaries
Consolidated Balance Sheets

($ in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2003, $577,904; 2002, $351,821)	$588,545	$366,676
Equity securities, available-for-sale, at fair value (cost: 2003, $11,977; 2002, $12,286)	13,446	11,674
Short-term investments, at cost which approximates fair value	83,202	61,092
Cash	8,399	13,443

Total investments and cash	693,592	452,885

Premiums in course of collection	128,676	108,672
Commissions receivable	3,970	3,112
Prepaid reinsurance premiums	102,141	58,902
Reinsurance receivable on paid losses	26,270	18,158
Reinsurance receivable on unpaid losses and loss adjustment expense	350,441	224,995
Federal income tax recoverable	8,747	826
Net deferred income tax asset	15,195	6,470
Deferred policy acquisition costs	24,720	23,632
Accrued investment income	5,546	3,309
Goodwill	5,093	5,167
Other assets	15,067	11,791

Total assets	$1,379,458	$917,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$724,612	$489,642
Unearned premium	238,803	167,372
Reinsurance balances payable	97,583	55,574
Notes payable to banks	—	14,500
Payable for securities purchased	12,857	5,327
Accounts payable and other liabilities	15,575	14,229

Total liabilities	1,089,430	746,644

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized for 2003 and 2002; issued and outstanding: 12,535,360 for 2003 and 8,486,272 (net of 16,423 treasury shares) for 2002	1,254	851
Additional paid-in capital	151,765	40,141
Treasury stock held at cost	—	(236)
Accumulated other comprehensive income	8,537	9,732
Retained earnings	128,472	120,787

Total stockholders' equity	290,028	171,275

Total liabilities and stockholders' equity	$1,379,458	$917,919

See accompanying notes to consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 3  —   F-3

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Income

($ and shares in thousands, except net income per share)

	Year Ended December 31,
	2003	2002	2001
Gross written premium	$606,492	$447,838	$278,194

Revenues:
Net written premium	$307,128	$266,090	$172,535
(Increase) in unearned premium	(29,477)	(43,986)	(22,291)

Net earned premium	277,651	222,104	150,244
Commission income	4,281	4,827	4,237
Net investment income	19,550	18,058	19,354
Net realized capital gains	1,875	1,668	790
Other income (expense)	1,361	1,821	(3,451)

Total revenues	304,718	248,478	171,174

Operating expenses:
Net losses and loss adjustment expenses incurred	211,089	143,400	106,245
Commission expense	40,267	43,215	31,127
Other operating expenses	50,315	39,076	27,066
Interest expense	255	571	1,376

Total operating expenses	301,926	226,262	165,814

Income before income tax expense	2,792	22,216	5,360

Income tax expense (benefit):
Current	3,610	5,695	2,571
Deferred	(8,503)	124	(879)

Total income tax expense (benefit)	(4,893)	5,819	1,692

Net income	$7,685	$16,397	$3,668

Net income per common share:
Basic	$0.81	$1.94	$0.44
Diluted	$0.80	$1.89	$0.43
Average common shares outstanding:
Basic	9,446	8,463	8,419
Diluted	9,585	8,676	8,547

See accompanying notes to consolidated financial statements.

F-4  —   A N N U A L   R E P O R T   2 0 0 3

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

($ in thousands)

	Year Ended December 31,
	2003	2002	2001
Preferred stock
Balance at beginning and end of year	$—	$—	$—

Common stock
Balance at beginning of year	$851	$847	$846
Shares issued for public offering	398	—	—
Shares issued under stock plans	5	4	1

Balance at end of year	$1,254	$851	$847

Additional paid-in capital
Balance at beginning of year	$40,141	$39,511	$39,413
Adoption of SFAS 123 for stock options	761	—	—
Shares issued for public offering	110,364	—	—
Shares issued under stock plans	499	630	98

Balance at end of year	$151,765	$40,141	$39,511

Treasury stock held at cost
Balance at beginning of year	$(236)	$(516)	$(594)
Shares issued for vested stock grants	236	237	—
Shares issued to directors	—	43	78

Balance at end of year	$—	$(236)	$(516)

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance, beginning of year	$9,499	$2,572	$2,822
Change in year	(1,628)	6,927	(250)

Balance at end of year	7,871	9,499	2,572

Cumulative translation adjustments, net of tax
Balance at beginning of year	233	402	271
Net adjustment for period	433	(169)	131

Balance at end of year	666	233	402

Balance at end of year	$8,537	$9,732	$2,974

Retained earnings
Balance at beginning of year	$120,787	$104,390	$100,722
Net income	7,685	16,397	3,668

Balance at end of year	$128,472	$120,787	$104,390

Total stockholders' equity at end of year	$290,028	$171,275	$147,206

See accompanying notes to consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 3  —   F-5

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$7,685	$16,397	$3,668

Other comprehensive income (loss)
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $(455), $3,516 and $(216) in 2003, 2002 and 2001, respectively (1)	(1,628)	6,927	(250)
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $233, $(84) and $71 in 2003, 2002 and 2001, respectively	433	(169)	131

Other comprehensive income (loss)	(1,195)	6,758	(119)

Comprehensive income	$6,490	$23,155	$3,549

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period	$(410)	$8,172	$489
Less: reclassification adjustment for net gains included in net income	1,218	1,245	739

Net unrealized gains (losses) on securities	$(1,628)	$6,927	$(250)

See accompanying notes to consolidated financial statements.

F-6  —   A N N U A L   R E P O R T   2 0 0 3

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$7,685	$16,397	$3,668
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,555	1,044	1,278
Net deferred income tax	(8,503)	124	(879)
Net realized capital (gains)	(1,875)	(1,668)	(790)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(133,558)	(21,144)	(24,977)
Reserve for losses and loss adjustment expenses	234,970	88,465	43,503
Prepaid reinsurance premiums	(43,239)	(23,778)	(8,850)
Unearned premium	71,431	70,337	30,797
Premiums in course of collection	(20,004)	(31,991)	(17,478)
Deferred policy acquisition costs	(1,088)	(9,976)	(5,256)
Accrued investment income	(2,237)	107	(291)
Reinsurance balances payable	42,009	13,744	20,087
Federal income tax	(7,921)	143	(506)
Other	(4,698)	6,692	973

Net cash provided by operating activities	134,527	108,496	41,279

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	15,702	3,056	2,095
Sales	263,765	207,961	102,977
Purchases	(499,729)	(274,792)	(131,058)
Equity securities, available-for-sale
Sales	2,550	5,531	2,347
Purchases	(2,065)	(9,263)	(3,909)
Change in payable for securities	7,530	5,327	1,800
Net change in short-term investments	(22,110)	(33,558)	(9,349)
Purchase of property and equipment	(1,991)	(1,102)	(382)

Net cash (used in) investing activities	(236,348)	(96,840)	(35,479)

Financing activities:
Net proceeds from stock offering	110,762	—	—
Repayment of bank loan	(14,500)	(4,500)	(3,000)
Proceeds from exercise of stock options	515	471	105

Net cash provided by (used in) financing activities	96,777	(4,029)	(2,895)

Increase (decrease) in cash	(5,044)	7,627	2,905
Cash at beginning of year	13,443	5,816	2,911

Cash at end of year	$8,399	$13,443	$5,816

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$11,825	$5,673	$2,959
Interest paid	255	554	1,389
Issuance of stock to directors	72	60	72

See accompanying notes to consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 3  —   F-7

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

    The Company's two insurance subsidiaries are Navigators Insurance Company, which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company. Navigators Insurance Company is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites a small book of surplus lines insurance fully reinsured by Navigators Insurance Company. Navigators Insurance Company and NIC Insurance Company are collectively referred to herein as the "Insurance Companies".

    Five of the Company's wholly owned insurance underwriting agencies (the "Navigators Agencies") produce business for the Insurance Companies. They specialize in writing marine and related lines of business, general liability insurance (which we commonly refer to as our specialty liability business) and professional liability coverages.

    Each of the Navigators Agencies write marine and related business for Navigators Insurance Company and three unaffiliated insurance companies. The four insurance companies comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared through the pool. Navigators Insurance Company had a 75% net participation in the pool for underwriting years 2002 and 2001 and an 80% net participation in the pool for underwriting year 2003.

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

    Navigators Holdings (UK) Limited is a holding company for the Company's UK subsidiaries consisting of the Lloyd's operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the UK Branch of Navigators Insurance Company. The Lloyd's operations consist of Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's

F-8  —   A N N U A L   R E P O R T   2 0 0 3

corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

    The Company's revenue is primarily comprised of premiums, commissions and investment income. The Insurance Companies derive their premium primarily from business written by the Navigators Agencies. The Lloyd's Operations derive their premium primarily from business written by NUAL. The Navigators Agencies and NUAL receive commissions and, in some cases, profit commissions and service fees on business produced.

Investments

    As of December 31, 2003 and 2002, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock. All fixed maturity and equity securities are carried at fair value. The fair values are based on quoted market prices or dealer quotes provided by independent pricing services.

    Prepayment assumptions for mortgage-backed and asset-backed securities were obtained from broker/dealer survey values or from outside investment managers. These assumptions are consistent with the current interest rate and economic environment.

    Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date.

    Realized gains and losses on sales of investments are determined on the basis of the specific identification method. When a decline in fair value of an investment is considered to be "other-than-temporary," the investment is written down to fair value through a charge to operations.

Lloyd's Syndicate

    We record our pro rata share of Lloyd's Syndicate 1221's assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates. At the end of the Lloyd's three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close". The reinsurance to

A N N U A L   R E P O R T   2 0 0 3  —   F-9

close transactions are recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. The reinsurance to close was $0.5 million, $1.6 million and $4.2 million for each of the years in the three year period ended December 31, 2003. There were no gains or losses recorded on the reinsurance to close transactions.

    Lloyd's Syndicate 1221 had stamp capacity of £125.0 million ($203.5 million) in 2003, £75.0 million ($112.7 million) in 2002 and £66.3 million ($95.5 million) in 2001. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined by the Council of Lloyd's. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in the Company's financial statements is gross of commission. Syndicate 1221 entered into a qualifying quota share agreement with a major reinsurer which increased the gross premium that could be written by Syndicate 1221 for the 2002 underwriting year from its stamp capacity of £75.0 million to a total of £86.6 million ($130.2 million). A qualifying quota share is a reinsurance contract which provides additional capacity to Lloyd's syndicates in order that they may write premiums up to 30% in excess of their stamp capacity. Only high quality reinsurers approved by Lloyd's can enter into a qualifying quota share transaction with a Lloyd's syndicate. The Company participates for 97.4%, 68.1% and 67.4% of Syndicate 1221's capacity for the 2003, 2002 and 2001 underwriting years, respectively. The Lloyd's operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221.

    The Company provides letters of credit to Lloyd's to support its Syndicate 1221 capacity. If the Company increases its participation or if Lloyd's changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd's, or reduce the capacity of Syndicate 1221. The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks. The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year. If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The renewal amendment executed in November 2003 renewed the letter of credit facility for a two year period.

Translation of Foreign Currencies

    Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" issued by the Financial Accounting Standards Board ("FASB"). Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Functional currencies are generally the currencies of the local operating environment. Statement of income amounts expressed in functional currencies are translated using average exchange rates. Gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company's Consolidated Statements of Income.

F-10  —   A N N U A L   R E P O R T   2 0 0 3

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

A N N U A L   R E P O R T   2 0 0 3  —   F-11

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

    The Company capitalizes the costs of computer software developed or purchased for internal use. As of December 31, 2003 and 2002, unamortized computer software costs were $338,000 and $680,000, respectively. Amortization of computer software expense amounted to $481,000, $450,000 and $395,000 in 2003, 2002 and 2001, respectively.

Goodwill

    Goodwill was $5,093,000 and $5,167,000 at December 31, 2003 and 2002, respectively, net of accumulated amortization of $1,088,000 in each year. Goodwill amortization expense was $298,000 in 2001. There was no goodwill amortization expense in 2003 and 2002.

    The FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. The Company adopted both SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. The Company completed its annual impairment review of goodwill resulting in no impairment as of January 1, 2003. No other intangible assets were required to be reclassified and accounted for as an asset apart from goodwill upon adoption of SFAS 142. Goodwill of $2,534,000 was carried for the Navigators Agencies' segment at both December 31, 2003 and 2002, and $2,559,000 and $2,633,000 for the Lloyd's Operations' segment at December 31, 2003 and 2002, respectively. Goodwill on the Company's consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound. The adoption of SFAS 141 did not have any effect on the Company's results of operations or financial condition.

F-12  —   A N N U A L   R E P O R T   2 0 0 3

Stock-Based Compensation

    In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation, Amendment of FASB Statement No. 123 ("SFAS 148"). The provisions of this statement provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions are effective for financial statements for fiscal years ending after December 15, 2002.

    SFAS 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. Prior to 2003, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations, with certain pro forma disclosures as required by SFAS 123. APB 25 requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. See Note 9 to our consolidated financial statements, included herein.

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

Application of New Accounting Standards

    In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after September 15, 2002, with early application encouraged. The adoption of this statement did not have any effect on the Company's results of operations or financial condition.

A N N U A L   R E P O R T   2 0 0 3  —   F-13

    In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with a disposal activity. This statement requires a liability for a disposal obligation be recognized and measured at its fair value when it is incurred and that the guidance of SFAS 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of Loss, do not apply to the recognition and measurement of the liability. The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have any effect on the Company's results of operations or financial condition.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others which clarifies the requirements for a guarantor's accounting for the disclosures of certain guarantees issued and outstanding. The disclosure requirements in Interpretation 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of Interpretation 45 did not have any effect on the Company's results of operations or financial condition.

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation 46 requires variable interest entities to be consolidated by their primary beneficiaries. The adoption of Interpretation 46 did not have any impact on the Company's financial condition or results of operations. In December 2003, the FASB issued a revision to Interpretation No. 46 effective for financial statements for periods ending after March 15, 2004. The Company does not anticipate that the revision to Interpretation No. 46 will have a material effect on its financial condition or results of operations upon adoption.

    In April 2003, the FASB Derivative Implementation Group adopted Issue No. B36, Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments("B36"). B36 addresses the recognition of embedded derivatives present in certain reinsurance agreements with funds held provisions and is applicable for quarters beginning after September 15, 2003. The adoption of Issue No. B36 did not have a material impact on the Company's financial condition or results of operations.

F-14  —   A N N U A L   R E P O R T   2 0 0 3

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Investments

          The Company's fixed maturities and equity securities at December 31, 2003 and 2002 were as follows:

December 31, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$221,919	$4,107	$(1,385)	$219,197
States, municipalities and political subdivisions	88,093	2,599	(116)	85,610
Mortgage- and asset-backed (excluding GNMAs)	141,831	1,614	(373)	140,590
Corporate bonds	136,702	4,509	(314)	132,507

Total fixed maturities	$588,545	$12,829	$(2,188)	$577,904

Equity securities—common stocks	$13,446	$1,554	$(85)	$11,977

December 31, 2002	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds and GNMAs	$166,842	$7,113	$—	$159,729
States, municipalities and political subdivisions	50,127	2,463	(45)	47,709
Mortgage- and asset-backed (excluding GNMAs)	65,487	1,664	(7)	63,830
Corporate bonds	84,220	4,017	(350)	80,553

Total fixed maturities	$366,676	$15,257	$(402)	$351,821

Equity securities—common stocks	$11,674	$245	$(857)	$12,286

    We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions.

    When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 3  —   F-15

    There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the year ended December 31, 2003. During 2002, $2,905,000 of impairment losses were recorded on an asset-backed fixed maturity security that was subsequently sold in 2002. During 2001, $1,618,000 of impairment losses were recorded on two asset backed fixed maturity securities that were subsequently sold in 2002. There were no impairment losses recorded on our equity securities portfolio in 2001 or 2002.

    The following table summarizes all securities in an unrealized loss position at December 31, 2003 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2003
	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs
Less than 12 months	$66,308	$1,385
12 months or longer	—	—

Subtotal	66,308	1,385

States, municipalities and political subdivisions
Less than 12 months	7,848	96
12 months or longer	648	20

Subtotal	8,496	116

Mortgage- and asset-backed (excluding GNMAs)
Less than 12 months	46,516	367
12 months or more	138	6

Subtotal	46,654	373

Corporate bonds
Less than 12 months	32,173	314
12 months or more	—	—

Subtotal	32,173	314

Total Fixed Maturities	$153,631	$2,188

Equity securities—common stocks
Less than 12 months	$—	$—
12 months or more	1,892	85

Total Equity Securities	$1,892	$85

F-16  —   A N N U A L   R E P O R T   2 0 0 3

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

    The Company's fixed maturity securities by years of maturity as of December 31, 2003 were as follows:

Period from December 31, 2003 to Maturity	Fair Value	Amortized Cost
	($ in thousands)

One year or less	$27,974	$27,752
Over one year through five years	138,279	135,499
Over five years through ten years	99,871	98,030
More than ten years	72,176	70,022
Mortgage and asset backed (including GNMAs)	250,245	246,601

Total	$588,545	$577,904

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately six years.

    Net investment income of the Company was derived from the following sources:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)

Fixed maturities	$19,057	$17,085	$18,801
Equity securities	553	378	271
Short-term investments	998	1,333	861

	20,608	18,796	19,933
Investment expenses	(1,058)	(738)	(579)

Net investment income	$19,550	$18,058	$19,354

A N N U A L   R E P O R T   2 0 0 3  —   F-17

    The Company's realized capital gains and losses were as follows:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Fixed maturities:
Gains	$2,012	$5,491	$2,961
(Losses)	(295)	(5,105)	(2,237)

	1,717	386	724

Equity securities:
Gains	673	1,636	467
(Losses)	(515)	(354)	(401)

	158	1,282	66

Net realized capital gains	$1,875	$1,668	$790

    The 2002 and 2001 realized fixed maturities losses include $2,905,000 and $1,618,000, respectively, of impairment losses recorded on certain of the Company's asset-backed securities. There were no impairment losses recorded in 2003.

    At December 31, 2003 and 2002, fixed maturities with amortized values of $8,842,000 and $8,162,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2003 and 2002, investments of $190,000 and $165,000, respectively, were on deposit with the Bank of England for Navigators Insurance Company's UK Branch. Also, at December 31, 2003 and 2002, $290,000 of investments were pledged as security under a reinsurance treaty.

    At December 31, 2003, the Company did not have a concentration of greater than 10% of invested assets in a single issuer.

    The fair values of fixed maturity and equity securities are based on quoted market prices or dealer quotes provided by independent pricing services at the reporting date. Short-term investments are carried at cost, which approximates fair value. The carrying amounts of premium receivables approximate fair value because of the short maturity of those instruments. The fair value of the Company's notes payable to banks at December 31, 2002 approximates carrying value since the interest rate charged is computed using current market rates.

F-18  —   A N N U A L   R E P O R T   2 0 0 3

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Letters of Credit and Notes Payable

          The Company has a letter of credit credit facility provided through a consortium of banks. The facility provides for $80 million of letters of credit (increased from $55 million in November 2003) which is utilized primarily by NCUL and Millennium to participate in Lloyd's Syndicate 1221. The cost of the letters of credit is 1.125% for the used portion and 0.15% for the unused portion of the letter of credit facility. At December 31, 2003 and 2002, letters of credit with an aggregate face amount of $77.6 million and $53.3 million, respectively, were issued under the letter of credit facility. No letters of credit were drawn down from the credit facility in 2003.

    The credit facility also provided for a line of credit which was being fully utilized for $9.0 million at the time of the October 2003 common stock offering. As required by the credit facility agreement, the $9.0 million of notes payable were repaid from the proceeds of the offering. The line of credit was eliminated from the facility at that time. The interest rate charged on the utilized line of credit facility was LIBOR plus 1.25%. At December 31, 2002, $14.5 million of loans were outstanding at a rate of 2.7%.

    The bank credit facility is collateralized by the common stock of Navigators Insurance Company. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus, and other financial ratios. At December 31, 2003, the Company complied with all covenants.

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

A N N U A L   R E P O R T   2 0 0 3  —   F-19

    The fiduciary accounts as of December 31, 2003 and 2002 were as follows:

	December 31,
	2003	2002
	($ in thousands)

Cash and short-term investments	$31,416	$49,131
Premiums receivable	52,620	40,013
Reinsurance balances receivable (payable)	(7,700)	(13,685)

Total assets	$76,336	$75,459

Due to insurance companies	$76,336	$75,459

Total liabilities	$76,336	$75,459

Note 5. Income Taxes

          The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Current:
Federal and foreign	$3,607	$5,381	$2,394
State and local	3	314	177

Total	3,610	5,695	2,571

Deferred:
Federal and foreign	(8,634)	118	(546)
State and local	131	6	(333)

Total	(8,503)	124	(879)

Total income tax expense (benefit)	$(4,893)	$5,819	$1,692

F-20  —   A N N U A L   R E P O R T   2 0 0 3

    A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2003		2002		2001
	($ in thousands)
Computed expected tax expense	$977	35.0%	$7,775	35.0%	$1,876	35.0%
Tax-exempt interest	(813)	(29.1)	(712)	(3.2)	(771)	(14.4)
Dividends received deduction	(115)	(4.1)	(84)	(0.4)	(56)	(1.1)
State and local income taxes, net of Federal income tax	87	3.1	208	0.9	(101)	(1.9)
State and local tax net operating loss carryforward	(1,127)	(40.3)	(655)	(2.9)	(98)	(1.8)
Valuation allowance	(4,157)	(148.8)	(612)	(2.8)	1,461	27.2
Other	255	8.9	(101)	(0.4)	(619)	(11.4)

Actual tax expense and rate	$(4,893)	(175.3)%	$5,819	26.2%	$1,692	31.6%

    The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2003	2002
	($ in thousands)
Deferred tax assets:
Loss reserve discount	$15,198	$8,932
Unearned premium	7,278	6,091
Alternative minimum tax carryforward	—	968
Foreign operations net operating loss carryforward	1,727	4,529
State and local net operating loss carryforward	3,274	2,147
Other	1,356	736

Total gross deferred tax assets	28,833	23,403
Less: Valuation allowance	(3,274)	(6,676)

Total deferred tax assets	25,559	16,727

Deferred tax liabilities:
Deferred acquisition costs	(5,296)	(5,086)
Contingent commission receivable	(628)	(407)
Net unrealized gains on securities	(4,238)	(4,693)
Net deferred state and local income tax	(202)	(71)

Total deferred tax liabilities	(10,364)	(10,257)

Net deferred tax asset	$15,195	$6,470

A N N U A L   R E P O R T   2 0 0 3  —   F-21

    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences at December 31, 2003, net of any valuation allowance.

    The Company had a valuation allowance of $4,529,000 as of the year ended December 31, 2002 due to the uncertainty associated with the realization of the deferred tax asset for the carryforward of operating losses from the Company's foreign operations. The Company's foreign operations were profitable in 2002 and 2003 resulting in a portion of the valuation allowance being simultaneously released to the extent of the 2002 profits and the first nine months of profits in 2003. Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined to be more likely than not that the deferred tax assets resulting from those net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

    The Company also had state and local operating loss carryforwards amounting to potential future tax benefits of $3,274,000 and $2,147,000 at December 31, 2003 and 2002, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local carryforwards at December 31, 2003 expire from 2019 to 2023.

Note 6. Reserves for Losses and Loss Adjustment Expenses

          Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses ("LAE") for insurance companies such as Navigators Insurance Company and NIC Insurance Company, and Lloyd's corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. is dependent upon the receipt of information from the pools and syndicates in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance Company, NIC Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.

    Loss reserves are established by our Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses ("IBNR") are determined in part on the basis of statistical information, in part on industry experience and in part in the judgment of our senior corporate officers. To the

F-22  —   A N N U A L   R E P O R T   2 0 0 3

extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.

    Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Based on this review, we make a best estimate of our ultimate liability. We do not establish a range of loss estimates around the best estimate we use to establish our reserves and loss adjustment expenses. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

A N N U A L   R E P O R T   2 0 0 3  —   F-23

    The following table summarizes the activity in the Company's reserve for losses and loss adjustment expenses ("LAE") during the three most recent years:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)

Net reserves for losses and LAE at beginning of year	$264,647	$202,759	$174,883

Provision for losses and LAE for claims occurring in the current year	151,940	134,721	96,664
Lloyd's portfolio transfer—reinsurance to close	514	1,641	4,196
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	58,635	7,038	5,385

Incurred losses and LAE	211,089	143,400	106,245

Losses and LAE payments for claims occurring during:
Current year	(17,180)	(16,727)	(24,723)

Prior years	(84,385)	(64,785)	(53,646)

Losses and LAE payments	(101,565)	(81,512)	(78,369)

Net reserves for losses and LAE at end of year	374,171	264,647	202,759

Reinsurance receivable on unpaid losses and LAE	350,441	224,995	198,418

Gross reserves for losses and LAE at end of year	$724,612	$489,642	$401,177

    The segment breakdown of prior year reserve deficiency (redundancy) was as follows:

Insurance Companies	$61,476	$6,713	$(4,503)
Lloyd's Operations	(2,841)	325	9,888

Total	$58,635	$7,038	$5,385

    The $61.5 million recorded in 2003 for claims occurring in prior years for the Insurance Companies includes approximately $32.5 million recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business), $22.2 million recorded for Specialty business mostly for our California contractors liability business, approximately $4.0 million for marine business and $2.8 million for other run-off business (the latter three being unrelated to the asbestos and environmental exposures). The additional asbestos and environmental reserves include $25.7 million of uncollectible reinsurance.

    Approximately $6.7 million of the $7.0 million deficiency recorded in 2002 related to the Insurance Companies which resulted from adverse development in our specialty business, predominantly from our California contractors' liability business. The $9.9 million deficiency recorded in 2001 for the Lloyd's operations was due to an increase in premium estimates and

F-24  —   A N N U A L   R E P O R T   2 0 0 3

related reserves for prior years and strengthening the Lloyd's reserves related to the 1999 underwriting year. The $4.5 million prior year redundancy recorded in 2001 for the Insurance Companies was mostly related to marine business.

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed. A Lloyd's syndicate typically closes an underwriting account with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since, (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. In our case, our participation increased from 52.5% in 1999 to 64.5% in 2000, to 67.4% in 2001, to 68.1% in 2002 and to 97.4% in 2003. We therefore recorded our increasing proportionate share of the assets and liabilities of Syndicate 1221. At December 31, 2003, 2002 and 2001, the Company closed its 2001, 2000 and 1999 underwriting years, respectively, the net effect of which resulted in such transfers to NCUL and Millennium of $0.5 million, $1.6 million and $4.2 million, respectively. These transactions accounted for part of the increases in the premium volume in the Lloyd's operations. The reinsurance to close transactions were recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the transactions. The Company also purchased an additional £7,379,000 ($11,018,000) of capacity for 2001 through an annual auction process in 2000 at a total cost of £133,000 ($199,000).

    Navigators Insurance Company increased its gross and net asbestos reserves for losses by approximately $77.6 million and $31.6 million, respectively, in the fourth quarter of 2003. As a result, gross and net incurred losses increased by the amount of the respective reserve increases.

    The reserve action was the result of a review of asbestos-related exposures conducted by the Company. The Company's management was notified in late January 2004 that an asbestos claim would likely have to be settled for a significantly greater amount than previously anticipated. As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly as well as those reinsured to Navigators Insurance Company from prior members of the Company's insurance pools. The Company's increased reserves relate primarily to policies underwritten by Navigators Agencies in the late 1970's and first half of the 1980's on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool.

A N N U A L   R E P O R T   2 0 0 3  —   F-25

    Following the Company's and the independent consulting firm's recent review, the Company determined to increase its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

    During 2003, 2002 and 2001, the Company recorded net paid losses and LAE of $756,000, $262,000 and $86,000, respectively, for environmental and asbestos related claims. As of December 31, 2003 and 2002, the Insurance Companies carried net reserves of $33,236,000 and $1,513,000, respectively, for the potential exposure to such claims. At December 31, 2003, there were 194 open claims with environmental or asbestos exposures. Management believes that its reserves for such claims are adequate, however due to the significant assumptions inherent in estimating these exposures, actual liabilities could materially differ from current estimates.

Note 7. Reinsurance

          We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, to maintain desired ratios of net written premium to statutory surplus and to stabilize loss ratios.

    Reinsurance does not discharge the original insurer from its primary liability to the policyholder. The ceding company is required to pay the losses even if the assuming company fails to meet its obligations under the reinsurance agreement.

    We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or Standard & Poor's rating of "A" or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders' surplus. The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

F-26  —   A N N U A L   R E P O R T   2 0 0 3

Note 7. Reinsurance (Continued)

          The following table lists our 10 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses, ceded loss adjustment expense and ceded unearned premium (constituting approximately 54.6% of the total recoverables) together with the reinsurance recoverables and collateral at December 31, 2003, and the reinsurers' rating from the indicated rating agency:

Reinsurer	Reinsurance Recoverables	Collateral Held	Rating	Rating Agency
	($ in thousands)

General Reinsurance Corporation	$79,944	$7,578	A++	A.M. Best
Folksamerica Reinsurance Company	37,538	4,253	A	A.M. Best
Swiss Reinsurance America Corporation	25,990	1,794	A+	A.M. Best
Munich Re	23,615	6,323	A+	S&P
Lloyd's of London (primarily Equitas)	18,206	1,233	A-	A.M. Best
Employers Mutual Casualty Company	16,555	13,732	A-	A.M. Best
American Re-Insurance Company.	15,875	1,392	A+	A.M. Best
Swiss Reinsurance Company (UK) Ltd.	15,774	796	AA	S&P
Partner Reinsurance Company of the U.S.	15,340	1,160	A+	A.M. Best
Everest Reinsurance Company	12,655	760	A+	A.M. Best

    Collateral includes letters of credit, ceded balances payable and other balances held by the Company.

    The following table summarizes written premium:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)

Direct	$534,180	$321,197	$214,067
Assumed	70,844	126,641	64,127
Ceded	(297,896)	(181,748)	(105,659)

Net	$307,128	$266,090	$172,535

A N N U A L   R E P O R T   2 0 0 3  —   F-27

    The following table summarizes earned premium:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)

Direct	$485,221	$293,333	$193,687
Assumed	48,652	91,929	55,665
Ceded	(256,222)	(163,158)	(99,108)

Net	$277,651	$222,104	$150,244

    The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)

Direct	$385,073	$220,189	$173,327
Assumed	42,100	30,467	32,900
Ceded	(216,084)	(107,256)	(99,982)

Net	$211,089	$143,400	$106,245

    The 2003, 2002 and 2001 assumed written and earned premium includes $0.5 million, $1.6 million, and $4.2 million, respectively, of reinsurance to close from the Lloyd's operations.

    Ceded losses and loss adjustment expenses incurred were $216,084,000, $107,256,000 and $99,982,000, in 2003, 2002, and 2001, respectively.

    A contingent liability exists with respect to reinsurance ceded, since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

    In September 2003, following receipt of the required regulatory approval, all of the reinsurance obligations and liabilities of Trenwick America Re Corporation and two of its subsidiaries, Chartwell Insurance Company and The Insurance Corporation of New York (collectively referred to as Trenwick), to Navigators Insurance Company were commuted effective as of the beginning of the 2003 underwriting year. Prior to the commutation, these obligations and liabilities were collateralized through a trust agreement established on October 28, 2002. Under the commutation agreement, in addition to a lump-sum transfer of funds from the trust account to Navigators Insurance Company, Trenwick also assigned rights against its reinsurer, including rights in additional trust assets, to Navigators Insurance Company. The reinsurer is Somerset Insurance, Ltd. a Bermuda Corporation of which our Chairman and a member of his family own, in the aggregate, 98% of the outstanding voting stock. Somerset Insurance Ltd. continued to reinsure the portion of the amount commuted that it previously reinsured. This portion constituted approximately 3.1% of Navigators Insurance Company's participation in the pool for the 2003 underwriting year

F-28  —   A N N U A L   R E P O R T   2 0 0 3

which amounted to $2.3 million of gross written premium. Somerset Insurance Ltd. will not be providing reinsurance to the Company for the 2004 underwriting year. Net recoverable balances due to Navigators Insurance Company from Somerset Insurance Ltd. at December 31, 2003 of $3.5 million were fully collateralized by a funded trust account held by an independent third party.

    Although no assurances can be given, it is expected that this transaction will be protected from subsequent challenge as a preference in the event of a Trenwick liquidation or rehabilitation proceeding. The results of the commutation did not have a material impact on our operating results.

    An allowance was established for amounts determined to be uncollectible. At December 31, 2003 and 2002, there was an allowance for uncollectible reinsurance of $33,068,000 and $8,534,000, respectively. The 2003 allowance included a charge of $25,700,000 for uncollectible reinsurance as a result of loss reserves established for asbestos exposures on marine and aviation business written mostly prior to 1986. Charges for uncollectible reinsurance recorded to incurred losses were $27,551,000, $1,632,000 and $320,000 for 2003, 2002 and 2001, respectively.

Note 8. Share Capital

a.
Authorized

  The Company's authorized share capital consists of 20,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share.

b.
Issued and outstanding

  Changes in the Company's issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,
	2003	2002
	(In thousands)

Balance, beginning of year	8,486	8,427
Public offering	3,978	—
Restricted shares issued	3	3
Stock options exercised	68	56

Balance, end of year	12,535	8,486

    There are no preferred shares issued.

    In October 2003, the Company completed an underwritten public offering of 3,977,500 shares, including the over allotment option, and received net proceeds of $110.8 million. The proceeds were used for capital contributions to Navigators Insurance Company and NIC Insurance Company, to repay outstanding indebtedness and for other general corporate purposes.

A N N U A L   R E P O R T   2 0 0 3  —   F-29

Note 9. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan

          The Company has an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan which allow for the award to key employees of the Company, its subsidiaries and affiliates, options to purchase an aggregate of 900,000 shares of its common stock. At the 2003 Annual Meeting, the stockholders approved the 2002 Stock Incentive Plan which allows for the award of incentive stock options, non-incentive stock options and stock grants to employees, directors and consultants. The 2002 Stock Incentive Plan allows, in the aggregate, awards for 1,000,000 shares of the Company's common stock, of which 100,000 of the shares can be in the form of stock grants. Upon the approval of the 2002 Stock Incentive Plan, no further awards are to be issued from the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

    All options are exercisable upon vesting for one share of the Company's common stock and are granted at exercise prices no less than 90% of the fair market value of the common stock on the date of the grant.

    Stock grants are expensed as they vest. The amounts charged to expense were $572,000, $761,000 and $382,000 in 2003, 2002 and 2001, respectively. No stock grants were issued prior to 2001. The above does not include $12,000 of the Company's common stock issued each year to each non-employee director as a portion of the director's compensation for serving on the Company's Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2003, 2002 and 2001 for the stock issued to directors was $60,000, $60,000 and $72,000, respectively.

    Options and grants generally vest equally over a four year period and the options have a maximum term of ten years.

    Unvested restricted stock grants outstanding at December 31, 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003	2002	2001

Stock grants outstanding at beginning of year	103,750	100,000	—
Granted	23,500	30,000	100,000
Vested	(32,500)	(26,250)	—
Forfeited	(3,750)	—	—

Balance at end of year	91,000	103,750	100,000

F-30  —   A N N U A L   R E P O R T   2 0 0 3

    Stock options outstanding at December 31, 2003, 2002 and 2001 were as follows:

	2003		2002		2001
	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices
Options outstanding at beginning of year	519,500	$14.76	520,712	$14.44	510,900	$14.59
Granted	82,000	$25.15	97,438	$17.65	46,562	$17.26
Exercised	(42,950)	$12.07	(39,525)	$11.92	(7,500)	$14.00
Expired or forfeited	(8,000)	$20.93	(59,125)	$18.56	(29,250)	$21.78

Options outstanding at end of year	550,550	$16.43	519,500	$14.76	520,712	$14.44

Number of options exercisable	328,441	$14.96	332,660	$14.77	295,588	$16.21

    Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock- Based Compensation. Under the modified prospective method of adoption selected by the company under the provisions of SFAS 148, Accounting for Stock-Based Compensation?Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. The effect on the Company's 2003 Stockholders' Equity was to increase additional paid-in capital by $761,000 and reduce retained earnings by $495,000 through the charge to operating expenses and the related tax benefit. Prior to 2003, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, with certain pro forma disclosures as required by SFAS 123. APB 25 requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. Accordingly, $59,000 had been recognized for stock options in 2002. Although no amount was expensed in 2001, had expense been recorded as described above, the amount would have been approximately $10,000.

A N N U A L   R E P O R T   2 0 0 3  —   F-31

    The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period in 2001 and 2002 as it was in 2003:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands, except per share data)

Net income as reported	$7,685	$16,397	$3,668
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects, for 2002 and 2001	N/A	59	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, for 2002 and 2001	N/A	(380)	(253)

Net income for 2003 and pro forma net income for 2002 and 2001	$7,685	$16,076	$3,415

Earnings per share:
Basic—as reported	$0.81	$1.94	$0.44
Basic—pro forma	N/A	$1.90	$0.41
Diluted—as reported	$0.80	$1.89	$0.43
Diluted—pro forma	N/A	$1.85	$0.40

N/A=Not applicable

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the year indicated in the following table:

	Year Ended December 31,
	2003	2002	2001

Dividend yield	—	—	—
Risk free interest rate	3.6%	3.5%	4.6%
Expected volatility	34.6%	34.6%	33.4%
Expected life	6 years	6 years	6 years
Weighted average fair value	$10.08	$7.00	$7.13

F-32  —   A N N U A L   R E P O R T   2 0 0 3

Note 9. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan (Continued)

    The following table summarizes information about options outstanding at December 31, 2003:

Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Exercisable Options	Average Exercise Price
$10 to $15	276,675	4.8	$11.98	223,800	$12.30
$16 to $20	159,875	7.0	$16.96	79,891	$17.02
$21 to $34	114,000	7.3	$26.48	24,750	$32.45

    The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights ("SARs") at prices of no less than 90% of the fair market value of the common stock. The pre-tax amounts charged to expense in 2003, 2002 and 2001 were $1,717,000, $869,000 and $733,000, respectively.

    Stock appreciation rights outstanding at December 31, 2003, 2002 and 2001 were as follows:

	Year Ended December 31,
	2003		2002		2001
	SARs	Average Exercise Prices	SARs	Average Exercise Prices	SARs	Average Exercise Prices
SARs outstanding at beginning of year	208,250	$14.33	281,500	$14.47	435,000	$15.27
Granted	—		17,500	$22.50	56,000	$17.89
Exercised	(15,500)	$15.13	(63,750)	$16.63	(18,500)	$17.00
Expired or forfeited	—		(27,000)	$15.60	(191,000)	$17.00

SARs outstanding at end of year	192,750	$14.27	208,250	$14.33	281,500	$14.47

Number of SARs exercisable	129,000	$13.54	97,750	$13.63	137,250	$15.62

    Effective July 1, 2003 the Company offered an Employee Stock Purchase Plan (the "ESPP") to all of its eligible employees. The employee is offered the opportunity to purchase the Company's common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of the Company's common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 8,005 shares purchased in 2004 from funds withheld during the initial offering period of July 1, 2003 to December 31, 2003. The ESPP is compensatory under SFAS 123 and therefore the Company is required to expense both the value of the 10% discount and the "look-back" option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2003 was $58,000.

Note 10. Employee Benefits

          The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal

A N N U A L   R E P O R T   2 0 0 3  —   F-33

regulations. Employees vest at 20% per year beginning at the end of the second year and are therefore fully vested after six years of service. Plan expense, included within operating expenses, amounted to $1,363,000, $1,052,000 and $890,000 in 2003, 2002 and 2001, respectively. The Company sponsors a similar plan under UK regulations for its UK employees for which the Company had expenses of $535,000, $533,000 and $446,000 for 2003, 2002 and 2001, respectively.

    The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute up to 8% of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

Note 11. Dividends from Subsidiaries and Statutory Financial Information

          Navigators Insurance Company may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2003, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2004 without prior regulatory approval was $21,032,000. Navigators Insurance Company paid $6,000,000 and $6,500,000 in dividends to the Company in 2003 and 2002, respectively. The UK Branch is required to maintain certain capital requirements under UK regulations.

    The Insurance Companies' statutory net income (loss) as filed with the regulatory authorities for 2003, 2002 and 2001 was $(4,398,000), $9,499,000 and $11,219,000, respectively. The statutory surplus as filed with the regulatory authorities was $210,324,000 and $128,543,000 at December 31, 2003 and 2002, respectively.

    The Insurance Companies, domiciled in New York State, prepare and file their statutory financial statements in accordance with accounting practices prescribed or permitted by the State of New York Insurance Department (the "Department"). The National Association of Insurance Commissioners ("NAIC") completed a project which codifies statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that was effective January 1, 2002. The Company prepared its statutory basis financial statements in accordance with the revised statutory manual subject to the deviations that were prescribed or permitted by the Department. Beginning in 2003, the Department permitted certain deferred income taxes to be included in surplus of the statutory basis financial statements.

    The significant differences between SAP and GAAP are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders' equity; (3) federal income taxes are recorded when payable except that certain deferred tax assets are permitted to be included in surplus while under GAAP deferred taxes are provided to reflect temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

F-34  —   A N N U A L   R E P O R T   2 0 0 3

    As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies have been examined by the Department for the years 1996 through 2000. No adjustments were made to the previously filed statutory financial statements.

Note 12. Commitments and Contingencies

a.
Future minimum annual rental commitments at December 31, 2003 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2013, are as follows:

Year Ended December 31,	($ in thousands)
2004	$2,391
2005	2,319
2006	2,236
2007	1,913
2008 and subsequent	6,032

Total	$14,891

  The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $2,657,000, $1,788,000 and $1,628,000 respectively.

b.
The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit. In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer. In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators Insurance Company drew down the letters of credit, in good faith and consistent with their terms. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. If the liquidator were to prevail in its action to void the letters of credit, our maximum exposure would be approximately $4.0 million. We filed motions seeking a prompt dismissal of the liquidator's claims in Australian court in June 2003, which motions were denied. We have appealed those denials and are vigorously defending our position. The appellate court ruled that the case needs to be fully tried before an appeal can be pursued. Although we believe that we have strong defenses against these claims and a reasonable possibility of defeating the liquidator's claim and that the liquidator's assertions run counter to prevailing Australian and United States law, there can be no assurance as to the outcome of this litigation.

Note 13. Segment Information

          The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Navigators Agencies and the Lloyd's operations, each of which

A N N U A L   R E P O R T   2 0 0 3  —   F-35

is managed separately. The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company and currently are primarily engaged in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and unaffiliated companies. The Lloyd's operations underwrite marine and related lines of business at Lloyd's of London. All segments are evaluated based on their GAAP underwriting or operating results which are prepared using the accounting policies described in the summary of significant accounting policies in Note 1 included herein.

    The Insurance Companies and the Lloyd's operations are measured taking into account net premiums earned, incurred losses and loss expenses, commission expense and other underwriting expenses. The Navigators Agencies' results include commission income less other operating expenses. Parent and other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments. Each segment also maintains their own investments, on which they earn income and realize capital gains or losses.

    Certain amounts for prior years have been reclassified to conform to the current year's presentation.

F-36  —   A N N U A L   R E P O R T   2 0 0 3

    Financial data by segment for 2003, 2002 and 2001 was as follows:

	Year Ended December 31, 2003
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other Operations(1)	Consolidated Total
	($ in thousands)
Revenues:
Net earned premium	$208,189	$69,462	$—	$—	$277,651
Commission income	—	538	27,904	(24,161)	4,281
Net investment income	17,455	2,009	22	64	19,550
Net realized capital gains	1,231	644	—	—	1,875
Other income (expense)	188	381	1,292	(500)	1,361

Total revenues	227,063	73,034	29,218	(24,597)	304,718

Operating expenses:
Net losses and loss adjustment expenses	167,550	43,539	—	—	211,089
Commission expense	52,313	12,115	—	(24,161)	40,267
Other operating expenses	4,845	8,449	31,913	5,108	50,315
Interest expense	—	—	—	255	255

Total operating expenses	224,708	64,103	31,913	(18,798)	301,926

Income (loss) before income tax expense	2,355	8,931	(2,695)	(5,799)	2,792
Income tax expense (benefit)	(104)	(1,727)	(1,061)	(2,001)	(4,893)

Net income (loss)	$2,459	$10,658	$(1,634)	$(3,798)	$7,685

Identifiable assets(2)	$1,036,183	$361,908	$13,810	$33,430	$1,379,458

Loss and loss adjustment expenses ratio	80.5%	62.7%			76.0%
Commission expense ratio	25.1	17.4			23.2
Other operating expense ratio	2.3	12.2			4.8

Combined ratio	107.9%	92.3%			104.0%

A N N U A L   R E P O R T   2 0 0 3  —   F-37

	Year Ended December 31, 2002
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other Operations(1)	Consolidated Total
	($ in thousands)
Revenues:
Net earned premium	$148,411	$73,693	$—	$—	$222,104
Commission income	—	418	27,046	(22,637)	4,827
Net investment income	15,489	2,507	42	20	18,058
Net realized capital gains	1,207	461	—	—	1,668
Other income (expense)	461	465	1,395	(500)	1,821

Total revenues	165,568	77,544	28,483	(23,117)	248,478

Operating expenses:
Net losses and loss adjustment expenses	90,492	52,908	—	—	143,400
Commission expense	50,121	15,731	—	(22,637)	43,215
Other operating expenses	3,311	6,234	26,102	3,429	39,076
Interest expense	—	—	—	571	571

Total operating expenses	143,924	74,873	26,102	(18,637)	226,262

Income (loss) before income tax expense	21,644	2,671	2,381	(4,480)	22,216
Income tax expense (benefit)	6,780	—	780	(1,741)	5,819

Net income (loss)	$14,864	$2,671	$1,601	$(2,739)	$16,397

Identifiable assets(2)	$686,502	$219,341	$17,817	$23,388	$917,919

Loss and loss adjustment expenses ratio	61.0%	71.8%			64.6%
Commission expense ratio	33.8	21.3			29.6
Other operating expense ratio	2.2	8.5			4.3

Combined ratio	97.0%	101.6%			98.5%

F-38  —   A N N U A L   R E P O R T   2 0 0 3

	Year Ended December 31, 2001
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other Operations(1)	Consolidated Total
	($ in thousands)
Revenues:
Net earned premium	$74,091	$76,153	$—	$—	$150,244
Commission income	—	188	15,820	(11,771)	4,237
Net investment income	16,144	3,154	19	37	19,354
Net realized capital gains	146	644	—	—	790
Other income (expense)	(254)	31	1,036	(4,264)	(3,451)

Total revenues	90,127	80,170	16,875	(15,998)	171,174
Operating expenses:
Net losses and loss adjustment expenses	44,684	61,561	—	—	106,245
Commission expense	23,338	19,560	—	(11,771)	31,127
Other operating expenses	2,036	5,183	17,326	2,521	27,066
Interest expense	—	—	—	1,376	1,376

Total operating expenses	70,058	86,304	17,326	(7,874)	165,814

Income (loss) before income tax expense	20,069	(6,134)	(451)	(8,124)	5,360
Income tax expense (benefit)	6,181	—	(1,373)	(3,116)	1,692

Net income (loss)	$13,888	$(6,134)	$922	$(5,008)	$3,668

Identifiable assets(2)	$544,661	$149,841	$12,497	$25,722	$712,757

Loss and loss adjustment expenses ratio	60.3%	80.8%			70.7%
Commission expense ratio	31.5	25.7			28.6
Other operating expense ratio	2.8	6.8			4.8

Combined ratio	94.6%	113.3%			104.1%

(1)
Includes inter-segment eliminations.

(2)
Does not cross-foot due to intersegment elimination.

    The Insurance Companies net earned premium includes $33,755,000, $22,144,000 and $11,086,000 of net earned premium from the UK Branch for 2003, 2002 and 2001, respectively.

A N N U A L   R E P O R T   2 0 0 3  —   F-39

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14. Earnings Per Common Share

          Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated:

	Year Ended December 31, 2003
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$7,685,000	9,446,192	$0.81
Effect of Dilutive Securities:
Stock options		138,833
Diluted EPS:
Income available to common stockholders	$7,685,000	9,585,025	$0.80
	Year Ended December 31, 2002
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$16,397,000	8,462,784	$1.94
Effect of Dilutive Securities:
Stock options and grants		213,386
Diluted EPS:
Income available to common stockholders	$16,397,000	8,676,170	$1.89
	Year Ended December 31, 2001
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$3,668,000	8,419,227	$0.44
Effect of Dilutive Securities:
Stock options and grants		128,262
Diluted EPS:
Income available to common stockholders	$3,668,000	8,547,489	$0.43

    Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: for 2003, 21,500 shares at an average price of $34.00 expiring in 2004; for 2002, 22,500 shares at an average price of $34.00 expiring in 2004; and for 2001, 105,500 shares at an average price of $23.25 expiring in years 2002 to 2011.

F-40  —   A N N U A L   R E P O R T   2 0 0 3

Note 15. Quarterly Financial Data (Unaudited)

          Following is a summary of quarterly financial data for the periods indicated. The four quarters in 2003 reflect the fourth quarter 2003 adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, effective January 1, 2003, as discussed in Note 1 included herein. The effect on each quarter of 2003 was to reduce net income by $124,000 or $0.01 per diluted share in the first quarter; $117,000 or $0.01 per diluted share in the second quarter; $114,000 or $0.01 per diluted share in the third quarter; and $110,000 or $0.01 per diluted share in the fourth quarter.

	Three Month Period Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	($ in thousands, except net income (loss) per share)
Gross written premium	$174,702	$141,192	$139,632	$150,966
Net written premium	91,033	61,631	70,631	83,833
Revenues:
Net earned premium	66,314	65,264	74,537	71,536
Commission income	1,239	1,486	23	1,533
Net investment income	4,661	4,552	4,634	5,703
Net realized capital gains (losses)	218	668	349	640
Other income (expense)	173	416	139	633

Total revenues	72,605	72,386	79,682	80,045

Operating Expenses:
Net losses and loss adjustment expenses incurred	44,040	43,291	48,526	75,232
Commission expense	10,627	8,876	9,194	11,569
Other operating expenses	11,778	12,418	13,539	12,581
Interest expense	97	86	68	4

Total operating expenses	66,542	64,671	71,327	99,386

Income before income tax expense	6,063	7,715	8,355	(19,341)
Income tax expense	1,353	1,558	2,047	(9,851)

Net income	$4,710	$6,157	$6,308	$(9,490)

Comprehensive income	$4,805	$10,338	$2,860	$(11,513)
Combined ratio	97.9%	95.3%	92.9%	129.9%
Per share data:
Net income (loss) per share—Basic	$0.55	$0.72	$0.74	$(0.78)
Net income (loss) per share—Diluted	$0.54	$0.71	$0.73	$(0.78)

    The increase in 2003 revenues as compared to 2002 was primarily due to increased rates on renewal business, and new business written in 2003 and 2002. As discussed in Note 6 included herein, in the fourth quarter of 2003, Navigators Insurance Company increased its net asbestos reserves and incurred losses by $31.6 million resulting in an after tax charge to earnings of

A N N U A L   R E P O R T   2 0 0 3  —   F-41

$20.5 million or $2.14 per diluted share. The additional asbestos reserves include $25.7 million of uncollectible reinsurance. The asbestos losses added 44.2 percentage points to the fourth quarter's combined ratio.

	Three Month Period Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	($ in thousands, except net income per share)
Gross written premium	$121,916	$90,945	$126,857	$108,120
Net written premium	70,349	56,094	79,662	59,985
Revenues:
Net earned premium	39,849	50,923	64,520	66,812
Commission income	1,101	993	1,188	1,545
Net investment income	4,942	4,162	4,390	4,564
Net realized capital gains (losses)	(293)	201	1,264	496
Other income (expense)	210	641	363	608

Total revenues	45,809	56,920	71,725	74,025

Operating Expenses:
Net losses and loss adjustment expenses incurred	23,783	32,406	43,430	43,781
Commission expense	7,658	10,328	11,518	13,712
Other operating expenses	9,887	8,983	9,127	11,080
Interest expense	160	145	158	108

Total operating expenses	41,488	51,862	64,233	68,681

Income before income tax expense	4,321	5,058	7,492	5,344
Income tax expense	871	1,284	2,221	1,443

Net income	$3,450	$3,774	$5,271	$3,901

Comprehensive income	$548	$7,528	$10,933	$4,146
Combined ratio	97.0%	98.9%	99.2%	98.0%
Per share data:
Net income per share—Basic	$0.41	$0.45	$0.62	$0.46
Net income per share—Diluted	$0.40	$0.43	$0.61	$0.45

    The 2002 quarterly net income was adversely impacted by the impairment losses of $1.4 million and $0.5 million in the second and third quarters on one asset-backed security, respectively, and approximately $0.4 million resulting from the oil tanker Prestige sinking in the fourth quarter, and approximately $1.1 million from the Tricolor automobile carrier ship also sinking in the fourth quarter.

F-42  —   A N N U A L   R E P O R T   2 0 0 3

SCHEDULE I

The Navigators Group, Inc. and Subsidiaries
Summary of Consolidated Investments—Other Than Investments
In Related Parties
December 31, 2003

($ in thousands)

Type of Investment	Amortized Cost or Cost	Fair value	Amount at which shown in the consolidated balance sheet
Fixed maturities:
Bonds:
United States Government Treasury Bonds and GNMAs	$219,197	$221,919	$221,919
States, municipalities and political subdivisions	85,610	88,093	88,093
Mortgage and asset backed (excluding GNMAs)	140,590	141,831	141,831
Corporate bonds	132,507	136,702	136,702

Total fixed maturities	577,904	588,545	588,545

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	11,977	13,446	13,446
Short-term investments	83,202	83,202	83,202

Total investments	$673,083	$685,193	$685,193

A N N U A L   R E P O R T   2 0 0 3  —   S-1

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant
The Navigators Group, Inc.
Balance Sheets
(Parent Company)

($ in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Cash	$2,047	$123
Investment in wholly owned subsidiaries, at equity	260,884	164,622
Short-term investments	5,204	293
Other assets	26,179	22,972

Total assets	$294,314	$188,010

LIABILITIES
Notes payable to banks	$—	$14,500
Accounts payable and other liabilities	4,286	2,235

Total liabilities	4,286	16,735

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized for 2003 and for 2002; issued and outstanding 12,535,360 for 2003 and 8,486,272 (net of 16,423 treasury shares for 2002)	1,254	851
Additional paid-in capital	151,765	40,141
Retained earnings	128,472	120,787
Treasury stock held at cost	—	(236)
Accumulated other comprehensive income:
Net unrealized gains on securities available-for-sale, net of tax	7,871	9,499
Foreign currency translation adjustment, net of tax	666	233

Total stockholders' equity	290,028	171,275

Total liabilities and stockholders' equity	$294,314	$188,010

S-2  —   A N N U A L   R E P O R T   2 0 0 3

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.
Statements of Income
(Parent Company)

($ in thousands)

	Year Ended December 31,
	2003	2002	2001
Net investment income	$64	$20	$37
Dividends received from wholly owned subsidiaries	9,500	7,500	13,163
Other (expense)	(4,365)	(2,787)	(3,763)
Operating expenses and income taxes	503	28	(1,282)

Income before equity in undistributed net income of wholly owned subsidiaries	5,702	4,761	8,155
Equity in undistributed net gain (loss) of wholly owned subsidiaries	1,983	11,636	(4,487)

Net Income	$7,685	$16,397	$3,668

A N N U A L   R E P O R T   2 0 0 3  —   S-3

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.
Statements of Income
(Parent Company)

($ in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$7,685	$16,397	$3,668
Adjustments to reconcile net income (loss) to net cash provided by operations:
Equity in undistributed net (income) loss of wholly owned subsidiaries	(1,983)	(11,636)	4,487
Other	(170)	(157)	57

Net cash provided by operating activities	5,532	4,604	8,212

Investing activities:
Investment in affiliate	(95,474)	(3,142)	(2,784)
Net (increase) decrease in short-term investments	(4,911)	2,538	(2,431)

Net cash (used in) investing activities	(100,385)	(604)	(5,215)

Financing activities:
Net proceeds from stock offering	110,762	—	—
Repayment of bank loan	(14,500)	(4,500)	(3,000)
Proceeds from exercise of stock options	515	471	105

Net cash provided by (used in) financing activities	96,777	(4,029)	(2,895)

Increase (decrease) in cash	1,924	(29)	102
Cash Beginning of Year	123	152	50

Cash End of Year	$2,047	$123	$152

S-4  —   A N N U A L   R E P O R T   2 0 0 3

SCHEDULE III

The Navigators Group, Inc. and Subsidiaries
Supplementary Insurance Information

($ in thousands)

Period	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income (1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs (2)	Other operating expenses (1)	Net written premium
Year ended December 31, 2003
Insurance Companies	$15,133	$545,176	$155,819	$—	$208,189	$17,455	$167,550	$601	$4,845	$225,142
Lloyd's Operations	9,587	179,436	82,984	—	69,462	2,009	43,539	487	8,449	81,986

	$24,720	$724,612	$238,803	$—	$277,651	$19,464	$211,089	$1,088	$13,294	$307,128

Year ended December 31, 2002
Insurance Companies	$14,532	$338,872	$130,582	$—	$148,411	$15,489	$90,492	$48,460	$3,311	$183,432
Lloyd's Operations	9,100	150,770	36,790	—	73,693	2,454	52,908	19,921	5,504	82,658

	$23,632	$489,642	$167,372	$—	$222,104	$17,943	$143,400	$68,381	$8,815	$266,090

Year ended December 31, 2001
Insurance Companies	$7,968	$282,325	$75,333	$—	$74,091	$16,144	$44,684	$23,338	$2,035	$94,434
Lloyd's Operations	5,688	118,852	21,702	—	76,153	3,078	61,561	19,560	4,690	78,101

	$13,656	$401,177	$97,035	$—	$150,244	$19,222	$106,245	$42,898	$6,725	$172,535

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated in consolidation.

A N N U A L   R E P O R T   2 0 0 3  —   S-5

SCHEDULE IV

The Navigators Group, Inc. and Subsidiaries
Reinsurance
Written Premium

($ in thousands)

	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2003
Property-Casualty	$534,180	$297,896	$70,844	$307,128	23%

Year ended December 31, 2002
Property-Casualty	$321,197	$181,748	$126,641	$266,090	48%

Year ended December 31, 2001
Property-Casualty	$214,067	$105,659	$64,127	$172,535	37%

S-6  —   A N N U A L   R E P O R T   2 0 0 3

SCHEDULE V

The Navigators Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts

($ in thousands)

Col. A	Col. B	Col. C Additions		Col. D		Col. E
Description	Balance at January 1, 2003	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions Describe		Balance at December 31, 2003
Allowance for uncollectible reinsurance	$8,534	$27,551	$—	$3,017	(1)	$33,068

Valuation allowance in deferred taxes	$6,676	$(3,402)	$—	$—		$3,274

(1)
Amounts written-off that were previously included in the allowance for uncollectible reinsurance.

A N N U A L   R E P O R T   2 0 0 3  —   S-7

SCHEDULE VI

The Navigators Group, Inc. and Subsidiaries
Supplementary Information Concerning Property—Casualty Insurance Operations

($ in thousands)

							Losses and loss adjustment expenses incurred related to
		Reserve for losses and loss adjustment expenses							Amortization of deferred policy acquisition costs (2)
	Deferred policy acquisition costs
Affiliation with Registrant			Discount, if any, deducted	Unearned premium	Net earned premium	Net investment income (1)	Current year	Prior years		Other operating expenses (1)	Net written premium
Consolidated Subsidiaries
Year ended December 31, 2003	$24,720	$724,612	$—	$238,803	$277,651	$19,464	$152,454	$58,635	$1,088	$13,294	$307,128

Year ended December 31, 2002	$23,632	$489,642	$—	$167,372	$222,104	$17,943	$136,362	$7,038	$68,381	$8,815	$266,090

Year ended December 31, 2001	$13,656	$401,177	$—	$97,035	$150,244	$19,222	$100,860	$5,385	$42,898	$6,725	$172,535

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's Insurance Operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's Insurance Operations. A portion of these costs is eliminated in consolidation.

S-8  —   A N N U A L   R E P O R T   2 0 0 3

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3-1	Restated Certificate of Incorporation	(o)
3-2	Certificate of Amendment to the Restated Certificate of Incorporation	(o)
3-3	By-laws, as amended	(a)
4-1	Specimen of Common Stock certificate, par value $0.10 per share	(p)
10-1	Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-2	Agreement between The Navigators Group, Inc. and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-3*	Stock Option Plan	(a)
10-4*	Non-Qualified Stock Option Plan	(b)
10-5	Amended and Restated Credit Agreement dated November 26, 1996, among The Navigators Group, Inc. and Lenders	(d)
10-6	Agreement with Bradley D. Wiley dated June 3, 1997	(e)
10-7	First Amendment dated April 9, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-8	Second Amendment dated December 11, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-9	Amended and Restated Credit Agreement dated December 21, 1998, among The Navigators Group, Inc. and Lenders ("1998 Credit Agreement")	(f)
10-10	Employment Agreement with Salvatore A. Margarella dated March 1, 1999	(f)
10-11	Amendment No. 1 dated March 28, 2000 to the 1998 Credit Agreement	(g)
10-12	Amendment No. 2 dated September 20, 2000 to the 1998 Credit Agreement	(g)
10-13	Employment Agreement with Stanley A. Galanski effective March 26, 2001	(h)
10-14	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	(i)
10-15	Amendment No. 3 dated December 31, 2001 to the 1998 Credit Agreement	(i)
10-16*	2002 Stock Incentive Plan	(j)
10-17	Amendment No. 4 dated October 18, 2002 to the 1998 Credit Agreement	(k)
10-18*	Employee Stock Purchase Plan	(l)
10-19*	Executive Performance Incentive Plan	(l)
10-20	Form of Indemnity Agreement by The Navigators Group, Inc. and the Selling Stockholders (as defined therein)	(m)
10-21	Amendment No. 5 dated November 10, 2003 to the 1998 Credit Agreement	(n)
10-22	Agreement with Paul J. Malvasio dated October 9, 2003	**
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**
23-1	Consent of Independent Auditor	**
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

32-1
	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**
32-2
	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

(a)	Previously filed under Commission file No. 33-5667 as part of Form S-1, incorporated herein by reference thereto.
(b)	Previously filed under Commission File No. 33-75918 as part of Form S-4, incorporated herein by reference thereto.
(d)(e)(f)(g)(h)(i) (j)(k)(l)(m)(n)(o)(p)
Previously filed with the Company's document as indicated and incorporated herein by reference thereto: Form 10-K for the year ended December 31, 1994 (c), 1996 (d), 1997 (e), 1998 (f), 2002 (i); Form 10-Q for September 30, 2000 (g), March 31, 2001 (h), September 30, 2002 (k); Proxy Statement for May 30, 2002 (j); Proxy Statement for May 29, 2003 (l); Amendment No. 2 to form S-3 dated October 1, 2003 (File No. 333-108424) (m); Form 10-Q for September 30, 2003 (n); Form S-8 filed July 26, 2002 (File No. 333-97183) (o); Form S-8 Filed June 20, 2003 (File No. 333-106317) (p).
*	Compensatory plan.
**	Included herein.

QuickLinks

Part I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Risk Factors
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9a. CONTROLS AND PROCEDURES
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Part IV
Item 15. EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K