Form 10-Q
period 2004-03-31
NAVIGATORS GROUP INC
filed 2004-05-07
CIK 793547

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

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

The number of common shares outstanding as of April 28, 2004 was 12,582,249.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.    Financial Information

Item 1.    Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2004, $614,328; 2003, $577,904)	$632,098	$588,545
Equity securities, available-for-sale, at fair value (cost: 2004, $18,806; 2003, $11,977)	20,484	13,446
Short-term investments, at cost which approximates fair value	67,384	83,202
Cash	6,105	8,399
Total investments and cash	726,071	693,592

Premiums in course of collection	185,801	128,676
Commissions receivable	3,881	3,970
Prepaid reinsurance premiums	130,345	102,141
Reinsurance receivable on paid losses	21,495	26,270
Reinsurance receivable on unpaid losses and loss adjustment expense	387,735	350,441
Federal income tax recoverable	3,817	8,747
Net deferred income tax benefit	12,886	15,195
Deferred policy acquisition costs	34,454	24,720
Accrued investment income	6,028	5,546
Goodwill	5,173	5,093
Other assets	17,662	15,067

Total assets	$1,535,348	$1,379,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$786,088	$724,612
Unearned premium	290,009	238,803
Reinsurance balances payable	126,985	97,583
Payable for securities	8,844	12,857
Accounts payable and other liabilities	18,218	15,575
Total liabilities	1,230,144	1,089,430

Stockholders’ equity:
Preferred stock, $.10 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value; 20,000,000 shares authorized; issued and outstanding shares 12,582,249 for 2004 and 12,535,360 for 2003	1,259	1,254
Additional paid-in capital	153,034	151,765
Accumulated other comprehensive income	13,526	8,537
Retained earnings	137,385	128,472
Total stockholders’ equity	305,204	290,028

Total liabilities and stockholders’ equity	$1,535,348	$1,379,458

See accompanying notes to interim consolidated financial statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)

Gross written premium	$195,951	$174,702
Revenues:
Net written premium	$95,935	$91,033
(Increase) in unearned premium	(21,760)	(24,719)
Net earned premium	74,175	66,314
Commission income	1,127	1,239
Net investment income	5,902	4,661
Net realized capital gains	422	218
Other income	128	173
Total revenues	81,754	72,605

Operating expenses:
Net losses and loss adjustment expenses incurred	43,752	44,040
Commission expense	11,028	10,627
Other operating expenses	13,432	11,778
Interest expense	—	97
Total operating expenses	68,212	66,542

Income before income tax expense	13,542	6,063

Income tax expense (benefit):
Current	5,007	1,134
Deferred	(378)	219
Total income tax expense	4,629	1,353

Net income	$8,913	$4,710

Net income per common share:
Basic	$0.71	$0.55
Diluted	$0.70	$0.54

Average common shares outstanding:
Basic	12,554	8,494
Diluted	12,654	8,724

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Preferred stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,254	$851
Shares issued under stock plans	5	1
Balance at end of period	$1,259	$852

Additional paid-in capital
Balance at beginning of year	$151,765	$40,141
Effect of SFAS 123 for stock options	200	206
Shares issued under stock plans	1,069	461
Balance at end of period	$153,034	$40,808

Treasury stock held at cost
Balance at beginning of year	$—	$(236)
Shares issued for vested stock grants	—	236
Balance at end of period	$—	$—

Accumulated other comprehensive income
Net unrealized gains on securities, net of tax
Balance at beginning of year	$7,871	$9,499
Change in period	4,770	45
Balance at end of period	12,641	9,544
Cumulative translation adjustments, net of tax
Balance at beginning of year	666	233
Net adjustment for period	219	(74)
Balance at end of period	885	159
Balance at end of period	$13,526	$9,703

Retained earnings
Balance at beginning of year	$128,472	$120,787
Net income	8,913	4,710
Balance at end of period	$137,385	$125,497

Total stockholders’ equity at end of period	$305,204	$176,860

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)

Net income	$8,913	$4,710
Other comprehensive income (loss):
Change in net unrealized gains on securities, net of tax expense of $2,568, and $31 in 2004, and 2003, respectively(1)	4,770	45
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $118, and $(40) in 2004, and 2003, respectively	219	(74)
Other comprehensive income (loss)	4,989	(29)

Comprehensive income	$13,902	$4,681

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during period	$5,044	$222
Less: reclassification adjustment for net gains included in net income	274	177
Net unrealized gains on securities	$4,770	$45

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Operating activities:
Net income	$8,913	$4,710
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	271	296
Net deferred income tax	(378)	286
Net realized capital (gains)	(422)	(218)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(32,519)	(9,522)
Reserve for losses and loss adjustment expenses	61,476	17,790
Prepaid reinsurance premiums	(28,204)	(36,809)
Unearned premium	51,206	59,319
Premiums in course of collection	(57,125)	(29,094)
Commissions receivable	89	(402)
Deferred policy acquisition costs	(9,734)	(4,921)
Accrued investment income	(482)	(959)
Reinsurance balances payable	29,402	24,898
Federal income tax	4,930	978
Other	(690)	(317)
Net cash provided by operating activities	26,733	26,035

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	52,720	2,316
Sales	45,059	66,544
Purchases	(131,950)	(78,909)
Equity securities, available-for-sale
Sales	—	476
Purchases	(6,785)	(424)
Change in payable for securities	(4,013)	(5,974)
Net change in short-term investments	15,818	(5,337)
Purchase of property and equipment	(266)	(637)
Net cash (used in) investing activities	(29,417)	(21,945)

Financing activities:
Repayment of bank loan	—	(1,750)
Proceeds from Employee Stock Purchase Plan	215	—
Proceeds from exercise of stock options	175	20
Net cash provided by (used in) financing activities	390	(1,730)

Increase (decrease) in cash	(2,294)	2,360
Cash at beginning of year	8,399	13,443
Cash at end of period	$6,105	$15,803

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$77	$100
Interest paid	—	97
Issuance of stock to directors	60	72

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.  Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries (the “Company”) for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2003 Annual Report on Form 10-K.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $73,379,000 and $47,100,000 for the three months ended March 31, 2004 and 2003, respectively.  The Company’s ceded incurred losses were $64,818,000 and $27,537,000 for the three months ended March 31, 2004 and 2003, respectively.

Note 3.  Segment Information

The Company’s subsidiaries are primarily engaged in the writing and management of property and casualty insurance.  The Company’s segments include the Insurance Companies, the Lloyd’s operations and the Navigators Agencies, each of which is managed separately.  The Insurance Companies consist of Navigators Insurance Company and NIC Insurance Company and currently are primarily engaged in underwriting marine insurance and related lines of business, contractors’ general liability insurance, and professional liability insurance.  The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and unaffiliated companies.  The Lloyd’s operations underwrite marine and related lines of business at Lloyd’s of London.  All segments are evaluated based on their GAAP results.

The Insurance Companies and the Lloyd’s operations are measured taking into account net premiums earned, incurred losses and loss expenses, commission expense and other underwriting expenses.  The Navigators Agencies’ results include commission income less other operating expenses.  Parent and other operations include inter-segment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments.  Each segment also maintains their own investments, on which they earn income and realize capital gains or losses.

Financial data by segment for the first quarter 2004 and 2003 was as follows:

	Quarter Ended March 31, 2004
				Parent &
	Insurance	Lloyd’s	Navigators	Other	Consolidated
	Companies	Operations	Agencies	Operations(1)	Total
	($ in thousands)

Gross written premium	$111,829	$87,158	$—	$(3,036)	$195,951
Net written premium	54,145	41,790	—	—	95,935

Revenues:
Net earned premium	$53,182	$20,993	$—	$—	$74,175
Commission income	—	62	7,932	(6,867)	1,127
Net investment income	5,484	404	3	11	5,902
Net realized capital gains	205	217	—	—	422
Other income (expense)	(61)	4	185	—	128
Total revenues	58,810	21,680	8,120	(6,856)	81,754

Operating expenses:
Net losses and loss adjustment expenses	32,710	11,042	—	—	43,752
Commission expense	14,145	3,750	—	(6,867)	11,028
Other operating expenses	1,198	3,036	8,605	593	13,432
Total operating expenses	48,053	17,828	8,605	(6,274)	68,212

Income (loss) before income tax expense	10,757	3,852	(485)	(582)	13,542

Income tax expense (benefit)	3,478	1,348	(140)	(57)	4,629

Net income (loss)	$7,279	$2,504	$(345)	$(525)	$8,913

Identifiable assets(2)	$1,114,640	$447,860	$16,876	$32,514	$1,535,348

Loss and loss adjustment expenses ratio	61.5%	52.6%			59.0%
Commission expense ratio	26.6	17.9			24.1
Other operating expense ratio	2.3	14.4			5.7

Combined ratio	90.4%	84.9%			88.8%

	Quarter Ended March 31, 2003
				Parent &
	Insurance	Lloyd’s	Navigators	Other	Consolidated
	Companies	Operations	Agencies	Operations(1)	Total
	($ in thousands)

Gross written premium	$109,882	$76,084	$—	$(11,264)	$174,702
Net written premium	61,654	29,379	—	—	91,033

Revenues:
Net earned premium	$50,400	$15,914	$—	$—	$66,314
Commission income	—	964	6,600	(6,325)	1,239
Net investment income	4,106	547	8	—	4,661
Net realized capital gains	119	99	—	—	218
Other income (expense)	21	15	262	(125)	173
Total revenues	54,646	17,539	6,870	(6,450)	72,605

Operating expenses:
Net losses and loss adjustment expenses	34,000	10,040	—	—	44,040
Commission expense	14,149	2,803	—	(6,325)	10,627
Other operating expenses	1,146	1,954	7,641	1,037	11,778
Interest expense	—	—	—	97	97
Total operating expenses	49,295	14,797	7,641	(5,191)	66,542

Income (loss) before income tax expense	5,351	2,742	(771)	(1,259)	6,063

Income tax expense (benefit)	1,666	—	127	(440)	1,353

Net income (loss)	$3,685	$2,742	$(898)	$(819)	$4,710

Identifiable assets(2)	$735,057	$296,150	$14,431	$23,638	$1,019,159

Loss and loss adjustment expenses ratio	67.5%	63.1%			66.4%
Commission expense ratio	28.1	17.6			25.6
Other operating expense ratio	2.3	12.3			4.6

Combined ratio	97.9%	93.0%			96.6%

(1)Includes inter-segment eliminations.

(2)Does not cross-foot due to inter-segment eliminations.

The Insurance Companies net earned premium includes $7,425,000 and $7,778,000 of net earned premium from the UK Branch for the first three months of 2004 and 2003, respectively.

Note 4.  Comprehensive Income

Comprehensive income encompasses net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.  Please refer to the ‘Consolidated Statements of Stockholders’ Equity’ and the ‘Consolidated Statements of Comprehensive Income’, included herein, for the components of accumulated other comprehensive income and of comprehensive income, respectively.

Note 5.  Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation, Amendment of FASB Statement No. 123.  The provisions of this statement provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The provisions are effective for financial statements for fiscal years ending after December 15, 2002.

SFAS 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based compensation plans.  In the fourth quarter of 2003, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123.  Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost recognized in 2003 and subsequent is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date.  Results for 2003 have been adjusted herein.  Prior to 2003, the Company accounted for its stock compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, with certain pro forma disclosures as required by SFAS 123.  APB 25 requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option.

Stock based compensation is expensed as the items vest.  The amount charged to expense for stock grants was $362,000 and $276,000 for the three months ended March 31, 2004 and 2003, respectively.  The amount charged to expense for stock options was $200,000 and $206,000 for the three months ended March 31, 2004 and 2003, respectively.  Stock appreciation rights resulted in income of $329,000 for the three months ended March 31, 2004 and expense of $334,000 for the three months ended March 31, 2003.

In addition, $30,000 and $18,000 were expensed for the three months ended March 31, 2004 and 2003 for stock issued annually to non-employee directors as part of the directors’ compensation for serving on the Company’s Board of Directors.

Note 6.  Application of New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation 46 requires variable interest entities to be consolidated by their primary beneficiaries.  The adoption of this interpretation did not have any effect on the Company’s financial condition or results of operations.  In December 2003, the FASB revised Interpretation 46 primarily to clarify certain requirements, ease some implementation problems and add new scope exceptions.  The result of the revisions tend to make it more likely that potential variable interest entities will be identified and consolidated.  The adoption of the revision to Interpretation 46 did not have any effect on the Company’s financial condition or results of operations.

Note 7.  Lloyd’s Syndicate

We record our pro rata share of Lloyd’s Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates.  At the end of the Lloyd’s three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the “reinsurance to close”.  The reinsurance to close transactions are recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  No gains or losses are recorded on the reinsurance to close transactions.

Lloyd’s Syndicate 1221 has stamp capacity of £150.0 million ($276.0 million) in 2004 compared to £125.0 million ($203.5 million) in 2003.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 97.4% of Syndicate 1221’s capacity for both the 2004 and 2003 underwriting years.  The Lloyd’s operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

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

Note 8.  Income Tax - Valuation Allowance

The Company’s valuation allowance relating to its foreign operations decreased by $630,000 in the three months ended March 31, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At March 31, 2003, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,899,000, along with a valuation allowance equal to those benefits.  Although the foreign operations were profitable in the first quarter of 2003, the valuation allowance was released only to the extent of the first quarter 2003 profits since future profitability remained uncertain.  This process continued for the first nine months of 2003.  Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined in the fourth quarter of 2003 to be more likely than not that the deferred tax assets resulting from the foreign net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

Note 9.  Commitments and Contingencies

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators Insurance Company drew down the letters of credit, in good faith and consistent with their terms. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. If the liquidator were to prevail in its action to void the letters of credit, our maximum exposure would be approximately $4.0 million. We filed motions seeking a prompt dismissal of the liquidator’s claims in Australian court in June 2003, which motions were denied. We have appealed those denials and are vigorously defending our position. The appellate court ruled that the case needs to be fully tried before an appeal can be pursued.  Although we believe that we have strong defenses against these claims and a reasonable possibility of defeating the liquidator’s claim and that the liquidator’s assertions run counter to prevailing Australian and United States law, there can be no assurance as to the outcome of this litigation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q are ‘‘forward-looking statements’’ as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

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

In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-Q. It contains forward-looking statements that involve risks and uncertainties. Please see ‘‘Note on Forward-Looking Statements’’ for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q.

Overview

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors’ liability coverages. We conduct operations through our insurance company subsidiaries, the Navigators Agencies and our Lloyd’s operations.  Our insurance company subsidiaries consist of Navigators Insurance Company (“Navigators Insurance”), which includes a United Kingdom Branch, and NIC Insurance Company which writes excess and surplus lines.  The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for our insurance subsidiaries.  Our Lloyd’s operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) marine underwriting agency which manages Lloyd’s Syndicate 1221.  We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.

While management takes into consideration a wide range of factors in planning the Company’s business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed.   First, underwriting profit is consistently emphasized as a primary goal, above premium growth.  Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line.  In addition, management focuses on managing the costs of our operations.  Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability.  Access to capital also has a significant impact on management’s outlook for our operations.  Our insurance company subsidiaries’ operations and ability to grow their business and take advantage of market opportunities are particularly constrained by regulatory capital requirements and rating agency assessments of capital adequacy.  For example, we contributed $95.0 million of the approximately $110.8 million in net proceeds we received from the October 2003 equity offering to the statutory surplus of Navigators Insurance Company in order to position the Company to be able to capitalize on domestic and international insurance business opportunities that management believes will be profitable.

Although not a financial measure, management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business.  We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and low frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory coverage requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull (which provides coverage for physical damage to, for example, highly valued cruise ships) and directors and officers liability (which covers litigation exposure of a corporation’s directors and officers). These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

Our revenue is primarily comprised of premiums, commission and investment income. Our insurance company subsidiaries derive their premiums primarily from business written by the Navigators Agencies. The Lloyd’s operations derive their premiums from business written by NUAL. The Navigators Agencies and NUAL receive commissions and, in some cases, profit commissions and service fees on the business produced on behalf of our insurance company subsidiaries and others.

Over the past two years, we have experienced beneficial market changes in our lines of business. As a result of several large losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. As conditions in the overall property/casualty insurance market have hardened since the third quarter of 2001, certain property/casualty insurers who also compete in our marine and specialty liability lines of business have reduced their capacity generally and in the marine and specialty liability lines specifically. Specialty liability losses have also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market. In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and increased frequency of securities-related class action litigation, has lead to an invigorated interest in professional liability insurance generally. These conditions have resulted in rate increases as well as an overall improvement in policy terms and conditions for our professional liability line of business. While we believe that the hardening of the markets in which we operate will generally continue for the foreseeable future, albeit at a less dramatic rate compared to the past twenty-four months, our business is cyclical and influenced by many factors that could cause our positive outlook to change. These factors include price competition, economic conditions, interest rates, natural or man-made disasters (for example hurricanes and terrorism), state regulations, court decisions and changes in the law. Additionally, because our insurance products must be priced, and premiums charged, before costs have fully developed, our liabilities are required to be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, we cannot assure you that our actual liabilities will not exceed our recorded amounts.

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

Our most critical accounting policies involve the reporting of the reserves for losses and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for Lloyd’s results and the translation of foreign currencies.

Reserves for Losses and LAE.  Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.

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

Deferred Tax Assets. We have recorded valuation allowances related to deferred tax assets resulting from certain net operating loss carryforwards due to the uncertainty associated with the realization of the deferred tax asset related to certain of our foreign, state and local operations. Our foreign operations were profitable in 2003 resulting in a portion of the valuation allowance being simultaneously released to the extent of the first nine months of 2003 profits.  Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined to be more likely than not that the deferred tax assets resulting from those net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

Impairment of Invested Assets. Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to cost or amortized cost, as appropriate, of the security; the length of time the security’s fair value has been below cost or amortized cost, and by how much; and specific credit issues related to the issuer and current economic conditions. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Accounting for Lloyd’s Results. We record our pro rata share of Lloyd’s syndicate assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. generally accepted accounting principles, or GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the ‘‘reinsurance to close.’’ The reinsurance to close transactions are recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the reinsurance to close transactions.

Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 Foreign Currency Translation issued by the FASB.  Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income.  Functional currencies are generally the currencies of the local operating environment.  Statement of income amounts expressed in functional currencies are translated using average exchange rates.  Gains and losses resulting from foreign currency transactions are recorded in “other income (expense)” in the Company’s Consolidated Statements of Income.

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2004 and 2003.

Our 2004 and 2003 first quarter results of operations reflect increasing premium rates as a result of improved market conditions beginning in late 2000 that has continued through 2003 and at a reduced rate through the first quarter of 2004.  Net income for the first three months of 2004 and 2003 was $8.9 million or $0.70 per diluted share and $4.7 million or $0.54 per diluted share, respectively.

We experienced premium growth as measured by net earned premium in the first quarter of 2004 of $74.2 million compared to $66.3 million in the first quarter of 2003, an 11.9% increase, due to the combination of increased premium rates and business expansion. Underwriting profitability during such periods, as measured by the Company’s combined ratios for the 2004 first quarter of 88.8%, has also improved compared to 96.6% for the 2003 first quarter.

Cash flow from operations has also increased in the first quarter of 2004 to $26.7 million from $26.0 million in the 2003 first quarter, a 2.7% increase, contributing to the growth in invested assets and net investment income.

Consolidated stockholders’ equity increased 5.0% to $305.2 million or $24.26 per share, at March 31, 2004 compared to $290.0 million or $23.14 per share at December 31, 2003.  The increase was primarily due to net income of $8.9 million and other comprehensive income of $5.0 million for the 2004 first quarter.  Other comprehensive income consists of after-tax unrealized appreciation on investments and after-tax currency translation gains on the Company’s foreign operations.

Revenues.  Gross written premium increased to $196.0 million in the first quarter of 2004 from $174.7 million in the 2003 first quarter, a 12.2% increase.  The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended March 31,
	2004				2003
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:

Marine	$59,426	30.3%	$25,258	$20,428	$53,720	30.8%	$23,061	$22,275

Specialty	34,230	17.5	20,511	21,539	31,893	18.3	23,899	22,950

Professional Liability	15,033	7.7	5,473	3,811	12,565	7.2	2,949	1,427

Assumed from Lloyd’s Operations	3,054	1.6	2,906	7,405	11,598	6.6	11,598	3,574

Other	86	—	(3)	(1)	106	—	147	174

Insurance Companies Total	111,829	57.1	54,145	53,182	109,882	62.9	61,654	50,400

Lloyd’s Operations:

Marine	80,964	41.3	39,059	20,518	66,568	38.1	25,877	15,315

Other	6,194	3.2	2,731	475	9,516	5.4	3,502	599

Lloyd’s Operations Total	87,158	44.5	41,790	20,993	76,084	43.5	29,379	15,914

Intercompany eliminations	(3,036)	(1.6)	—	—	(11,264)	(6.4)	—	—

Total	$195,951	100.0%	$95,935	$74,175	$174,702	100.0%	$91,033	$66,314

Note:  Certain amounts for the prior period have been reclassified to conform to the current period’s presentation.

Insurance Companies’ Gross Written Premium

Marine Premium. The marine premium for the first quarter of 2004 increased 10.6% compared to the first quarter of 2003 partially due to the approximate 4% increase in premium rates resulting in higher premiums on new and renewal business. The generally improved pricing environment resulted in Navigators Insurance Company increasing its writing of new business.  Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 80% in the 2004 first quarter and 70% in the 2003 first quarter.  Navigators Insurance Company’s participation in the insurance pool was retroactively increased to 80% effective January 1, 2003 in the 2003 third quarter when it entered into a commutation agreement with a former pool member.

Specialty Premium. This business consists primarily of general liability business for small general and artisan contractors as well as other targeted commercial risks.  The specialty premium for the first quarter of 2004 increased 7.3% compared to the first quarter of 2003 primarily due to the approximate 28% increase in the construction liability premium rates resulting in higher premiums on new and renewal business. The number of California construction liability in-force policies decreased significantly over the last year as a result of our efforts to scale back the number of small artisan policies we write.  The new business and the rate increases resulted from a tightening market for California contractors’ liability insurance.

Professional Liability Insurance. Our insurance company subsidiaries write professional liability insurance, primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  The professional liability premium for the first quarter of 2004 increased 19.6% compared to the first quarter of 2003 reflecting growth and the expansion of this business.  Premium rates for this business decreased approximately 1% when comparing the first quarter of 2003 to the first quarter of 2004, following an approximate 28% increase for the twelve months ended December 31, 2003.

Assumed from Lloyd’s Operations.  Since 2002, the Insurance Companies have participated in quota share treaties written by the Company’s Lloyd’s operations.  The 2003 participation included marine and energy business.  In 2004, the Insurance Companies participated on the onshore energy business written by the Lloyd’s operations.

Lloyd’s Operations’ Gross Written Premium

Marine Premium. Marine premium for the first quarter of 2004 increased 21.6% compared to the first quarter of 2003 partially due to the approximate 4% increase in premium rates resulting in higher premiums on new and renewal business and due to the increased capacity provided to Syndicate 1221 by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.

Other.  Other consists of engineering and construction premium which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of onshore energy premium which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

Ceded Written Premium.  In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by our insurance company subsidiaries or the Lloyd’s operations.

Ceded written premium for the 2004 and 2003 first quarter approximated 51.0% and 47.9% of 2004 and 2003 gross written premium, respectively.  There are several factors contributing to an increase in ceded premium when comparing the first quarters of 2004 to 2003. First, rate increases on our business resulted in higher premium levels, and consequently more ceded premiums. The second factor is the cost of excess of loss reinsurance purchased to limit our exposure to an individual large loss.  Third, we increased the amount of quota share reinsurance for certain product lines based upon management’s assessment of expected loss activity. Fourth, Navigators Pro, which writes the professional liability business, has experienced substantial premium growth, resulting in increased amounts of premium ceded to its quota share reinsurance program.

Net Written Premium.  Net written premium increased 5.4% in the first quarter of 2004 compared to the 2003 first quarter as a result of the increase in the gross written premium, partially offset by the increased ceded premium, as discussed above.

Net Earned Premium.  Net earned premium increased 11.9% in the first quarter of 2004 compared to the 2003 first quarter as a result of increased net written premium from rate increases and new business generated in 2004 and 2003.

Commission Income.  Commission income from unaffiliated business decreased by 9.0% in the first quarter 2004 compared to 2003 first quarter as a result of the 10% decrease in third party pool member participation in the 2004 first quarter compared to the 2003 first quarter.

Net Investment Income.  Net investment income increased 26.6% in the 2004 first quarter due to the increase in invested assets resulting from positive cash flow stemming from the increased premium volume and the proceeds from our October 2003 common stock offering.  Our net proceeds from the offering amounted to $110.8 million.

Net Realized Capital Gains. Pre-tax net income included $422,000 of net realized capital gains for the three months ended March 31, 2004 compared to $218,000 for the 2003 first quarter.  On an after-tax basis, the net realized capital gains were $274,000 or $0.02 per share and $177,000 or $0.02 per share for the 2004 and 2003 first quarters, respectively.

Other Income/(Expense). Other income/(expense) for the first quarters of 2004 and 2003 consisted primarily of foreign exchange gains, and inspection fees related to the Specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred. The ratio of net loss and loss adjustment expenses incurred to net earned premium was 59.0% and 66.4% for the first quarters of 2004 and 2003, respectively. The decrease in the loss ratio in the 2004 first quarter compared to the first three months of 2003 was generally due to favorable loss experience among all lines of business particularly with respect to the marine business written by the Insurance Companies and the Lloyd’s operations.  The incurred losses for the Lloyd’s operations were reduced by approximately $2.7 million for losses recorded in years prior to 2004.

The Company recorded incurred losses of approximately $1.8 million in the 2003 first quarter on run-off business principally related to the reinsurance assumed business which added 2.7 points to the 2003 first quarter loss ratio.  Loss development for run-off business was insignificant in the 2004 first quarter.

The following tables set forth our net loss reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	($ in thousands)
Insurance Companies:
Marine	$117,538	$110,698
Specialty (primarily general liability)	123,893	114,167
Professional Liability	9,314	7,059
Assumed from Lloyd’s Operations	17,036	14,323
Other (primarily run-off business)	24,744	24,390
Total Insurance Companies	292,525	270,637

Lloyd’s Operations:
Marine	102,043	100,936
Other	3,785	2,598
Total Lloyd’s Operations	105,828	103,534

Total net loss reserves	$398,353	$374,171

Total net case loss reserves	$159,749	$154,531
Total net IBNR loss reserves	238,604	219,640

Total net loss reserves	$398,353	$374,171

At March 31, 2004, the IBNR portion of the net loss reserves was 59.9% of our total loss reserves compared to 58.7% at December 31, 2003.

At March 31, 2004, a 10% change in the net loss reserves would equate to $39.8 million which would represent an after-tax charge to net income of $25.9 million and 8.5% of stockholders’ equity.  Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate.  Any adjustments that result from this review are recorded in the quarter in which they are identified.

Our reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against us.  No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved.  During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward.  Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.  The increase in net loss reserves is also a function of the growth in premium volume over the past two years.

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

Specialty Liability and Professional Liability. Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to California construction liability claims. Reserves and claim frequency on this business may be impacted by legislation recently implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. This legislation may impact claim severity, frequency and length to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.

The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. Our professional liability business is relatively immature, with our first writing of the business in late 2001. Accordingly, given the relative immaturity of this business, it will take some time to better understand the reserve trends on this business.  Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.

The following tables set forth our net loss and LAE loss reserves for our Specialty liability and professional liability businesses for the periods indicated:

	March 31, 2004
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves
	($ in thousands)

Specialty construction liability	$22,098	$90,000	$112,098	80.3%
Professional liability	214	9,100	9,314	97.7%

Total	$22,312	$99,100	$121,412	81.6%

	December 31, 2003
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves
	($ in thousands)

Specialty construction liability	$20,365	$83,450	$103,815	80.4%
Professional liability	159	6,900	7,059	97.7%

Total	$20,524	$90,350	$110,874	81.5%

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

The reserve action was the result of a review of asbestos-related exposures conducted by the Company.  The Company’s management was notified in late January 2004 that an asbestos claim would likely have to be settled for a significantly greater amount than previously anticipated.   As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly as well as those reinsured to Navigators Insurance Company from prior members of the Company’s insurance pools. The Company’s increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970’s and first half of the 1980’s on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool.  Following the Company’s and the independent consulting firm’s recent review, the Company increased its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

Loss development activity for asbestos related exposures in the first quarter of 2004 consisted of recording four new claims and the closing of one claim file, all of which resulted in net incurred loss activity of $10,000.

Loss development activity for environmental losses in the first quarter of 2004 consisted of $648,000 of net incurred losses mostly related to two oil spill claims on two marine liability policies written in 2002 and 2003.  Such coverage is written in the ordinary course of business by the Insurance Companies.

The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, which we believe is subject to uncertainties greater than those presented by other types of claims:

	Three Months Ended March 31, 2004
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,472	$6,800	$85,272
Incurred Loss & LAE	11	664	675
Calendar Year Payments	4	87	91
Ending Reserves	$78,479	$7,377	$85,856

Net of Reinsurance
Beginning Reserve	$32,083	$1,153	$33,236
Incurred Loss & LAE	10	648	658
Calendar Year Payments	2	68	70
Ending Reserves	$32,091	$1,733	$33,824

			Claims Settled
	Claim Count	New Claims	or Resolved	Claim Count
Type of Business	March 31, 2004	During Period	During Period	January 1, 2004

Environmental	94	10	2	86
Asbestos	111	4	1	108
Total	205	14	3	194

Our management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims.

Commission Expense.  Commission expense paid to brokers and agents is generally on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium.  Commissions are generally deferred and recorded to deferred policy acquisition costs to the extent that they relate to unearned premium.  Commission expense declined as a percentage of earned premium in the first quarter of 2004 compared to the 2003 first quarter, generally as the result of a decline in commissions paid to brokers and agents coupled with the receipt of ceding commissions from reinsurers.  The decrease in the commission percentage reflects lower commission rates and a trend among the major brokers to charge a flat fee to some of their major clients as opposed to a percentage of the premium.  Under flat fee arrangements, the amount of premium normally is correspondingly reduced since no commission is being paid to the broker by the Company.

Other Operating Expenses.  The 14.0% increase in other operating expenses in the first quarter of 2004 compared to the 2003 first quarter is consistent with revenue growth and attributable primarily to employee related expenses resulting from expansion of the business.

Interest Expense.  The outstanding loan balance was paid in October 2003 from a portion of the proceeds from the Company’s common stock offering and no additional borrowings have been made subsequently, therefore no interest expense was recorded in the first quarter of 2004.

Income Taxes.  The income tax expense was $4.6 million and $1.4 million for the first quarter of 2004 and 2003, respectively.  The effective tax rates for the 2004 and 2003 first quarters were 34.2% and 22.3%, respectively.  As of March 31, 2004 and 2003, the net deferred Federal, foreign, state and local tax assets were $12.9 million and $6.2 million, respectively.

The Company’s valuation allowance relating to its foreign operations decreased by $630,000 in the three months ended March 31, 2003 relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At March 31, 2003, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,899,000, along with a valuation allowance equal to those benefits.  Although the foreign operations were profitable in the first quarter of 2003, the valuation allowance was released only to the extent of the first quarter 2003 profits since future profitability remained uncertain.  This process continued for the first nine months of 2003.  Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined to be more likely than not that the deferred tax assets resulting from the foreign net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

Segment Information

Following are the financial results of the Company’s three segments:  Insurance Companies, Lloyd’s Operations and Navigators Agencies. We evaluate the performance of each segment including Navigators Agencies, primarily based on underwriting results.  Other items of revenue and expenditure, including net investment income and realized capital gains and losses, are included herein based on the legal entity where they are recorded.  Our underwriting performance is evaluated separately from the performance of our investment portfolios.  Certain amounts for the prior period have been reclassified to conform to the current period’s presentation.

Insurance Companies

Our two insurance company subsidiaries are Navigators Insurance Company, which includes a United Kingdom Branch, and NIC Insurance Company, collectively referred to as the Insurance Companies. Navigators Insurance is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance, began operations in 1990. It underwrites similar types of business but on a non-admitted or surplus lines basis and is fully reinsured by Navigators Insurance.  The Navigators Agencies produce business for our insurance company subsidiaries.

Following are the results of operations for the Insurance Companies for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Revenues:
Net earned premium	$53,182	$50,400
Net investment income	5,484	4,106
Net realized capital gains	205	119
Other income (expense)	(61)	21
Total revenues	58,810	54,646

Operating expenses:
Net losses and loss adjustment expenses	32,710	34,000
Commission expense	14,145	14,149
Other operating expenses	1,198	1,146
Total operating expenses	48,053	49,295

Income before income tax expense	10,757	5,351

Income tax expense	3,478	1,666

Net income	$7,279	$3,685

Loss and loss expense ratio	61.5%	67.5%
Commission expense ratio	26.6	28.1
Other operating expense ratio	2.3	2.3
Combined ratio	90.4%	97.9%

Following are the underwriting results of the Insurance Companies for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004
	($ in thousands)
	Net Earned	Losses and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Gain	Loss	Expense	Combined

Marine	$20,428	$12,046	$5,599	$2,783	59.0%	27.4%	86.4%
Specialty	21,539	14,317	6,968	254	66.5	32.3	98.8
Professional liability	3,811	2,299	776	736	60.3	20.4	80.7
Assumed from Lloyd’s Operations	7,405	4,217	1,999	1,189	57.0	27.0	84.0
Other (includes run-off business)	(1)	(169)	1	167	NM	NM	NM
Total	$53,182	$32,710	$15,343	$5,129	61.5%	28.9%	90.4%

	Three Months Ended March 31, 2003
	($ in thousands)
	Net Earned	Losses and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Gain(Loss)	Loss	Expense	Combined

Marine	$22,275	$14,137	$5,808	$2,330	63.5%	26.1%	89.6%
Specialty	22,950	15,059	7,753	138	65.6	33.8	99.4
Professional liability	1,427	927	681	(181)	65.0	47.7	112.7
Assumed from Lloyd’s Operations	3,574	2,103	1,057	414	58.8	29.6	88.4
Other (includes run-off business)	174	1,774	(4)	(1,596)	NM	NM	NM
Total	$50,400	$34,000	$15,295	$1,105	67.5%	30.4%	97.9%

The Insurance Companies experienced premium growth in all three lines of business as reflected in the net earned premium increase of 5.5% when comparing the first three months of 2004 to the 2003 first quarter.  Approximately 13.9% and 7.1% of the net earned premium recorded in the first quarters of 2004 and 2003 is a result of the Insurance Companies participating on reinsurance treaties supporting the Lloyd’s operations’ marine and energy business.

The 2004 and 2003 first quarter underwriting results generally reflect the favorable industry market conditions over the last three years coupled with the favorable loss trends in the aforementioned quarterly periods.  The 2003 first quarter expense ratio for professional liability business reflects the start-up nature of this operation at that time.  The 2003 first quarter incurred losses included $1.8 million of incurred loss activity on run-off business principally related to the reinsurance business which added 3.5 loss ratio points to the Insurance Companies 2003 first quarter combined ratio.

The pre-tax yield on the Insurance Companies’ investment portfolio approximated 3.9% and 4.7% for the first quarters of 2004 and 2003, respectively.  The declining portfolio yields reflect the overall declines in interest rates since 2002.  Net investment income increased in the first three months of 2004 compared to 2003 due to strong cash flows and $95 million of statutory surplus contributions in the 2003 fourth quarter.

Lloyd’s Operations

The Lloyd’s operations consist of NUAL, which manages Lloyd’s Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Lloyd’s Syndicate 1221. NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.  The Lloyd’s operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the United Kingdom Branch of Navigators Insurance are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

Lloyd’s Syndicate 1221 has stamp capacity of £150 million ($276.0 million) in 2004 compared to £125 million ($203.5 million) in 2003.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Lloyd’s marine business had been subject to intense price competition beginning in the mid-1990’s. The pricing competition showed some signs of stabilizing in 2000 and prices increased from 2001 through 2003 and again at a more modest pace in the 2004 first quarter. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s operations included in the consolidated financial statements represent our participation in Syndicate 1221.

Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Lloyd’s Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since, (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the reinsurance to close. The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. The reinsurance to close transactions are recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the transactions.

We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s capacity. If we increase our participation, or if Lloyd’s changes the capital requirements, we may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221. The letters of credit are provided through the credit facility which we maintain with a consortium of banks. The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit facility. If the banks decide not to renew the letter of credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The renewal amendment executed in November 2003 renewed the letter of credit facility for a two year period expiring in November 2005.

Following are the results of the Lloyd’s operations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Revenues:
Net earned premium	$20,993	$15,914
Commission income	62	964
Net investment income	404	547
Net realized capital gains	217	99
Other income	4	15
Total revenues	21,680	17,539

Operating expenses:
Net losses and loss adjustment expenses	11,042	10,040
Commission expense	3,750	2,803
Other operating expenses	3,036	1,954
Total operating expenses	17,828	14,797

Income before income tax expense	3,852	2,742

Income tax expense	1,348	—

Net income	$2,504	$2,742

Loss and loss expense ratio	52.6%	63.1%
Commission expense ratio	17.9	17.6
Other operating expense ratio	14.4	12.3
Combined ratio	84.9%	93.0%

The Lloyd’s operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business since late 2001.  Net earned premium revenues were reduced by $7.4 million and $3.6 million in 2004 and 2003, respectively, for business ceded to the Insurance Companies.

The 2004 and 2003 first quarter underwriting results generally reflect the favorable industry market condition over the last three years coupled with favorable loss trends in the quarterly periods.

The 2004 first quarter net losses and loss adjustment expenses were reduced by $2.7 million for losses recorded in years prior to 2004, which resulted in a 12.9 point reduction in the Lloyd’s operations’ first quarter loss ratio.

The pre-tax yields on funds at Lloyd’s approximated 1.25%, and 2.67% for the first three months of  2004 and 2003, respectively, which are reflective of the declining interest rate environment since 2002.  Generally, funds invested at Lloyd’s have been invested with an average duration of approximately 1.4 years in order to meet liquidity needs.

The provision for income tax expense for the first quarter of 2003 reflects the reversal of $630,000 of a previously established deferred tax asset valuation allowance.  The valuation allowance was reversed up until the third quarter of 2003 only to the extent of taxable profits.  The remaining valuation allowance was completely reversed in the 2003 fourth quarter since it was determined that it was more likely than not that the remaining deferred tax asset resulting from net operating loss carry-forwards will be realized.

Navigators Agencies

The Navigators Agencies produce business for our insurance company subsidiaries. They specialize in writing marine and related lines of business, specialty liability insurance and professional liability coverages.

Each of the Navigators Agencies underwrites marine and related lines of business for Navigators Insurance and three other unaffiliated insurance companies, which comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance with the business shared with other pool members. Navigators Insurance had an 80% participation in the pool for business written with effective dates in 2004 and 2003.

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

Following are the results of the Navigators Agencies for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Revenues:
Commission income	$7,932	$6,600
Net investment income	3	8
Other income	185	262

Total revenues	8,120	6,870

Operating expenses:
Other operating expenses	8,605	7,641
Total operating expenses	8,605	7,641

(Loss) before income tax (benefit)	(485)	(771)

Income tax expense (benefit)	(140)	127

Net (loss)	$(345)	$(898)

Commission income generally consists of intersegment management fees and profit commissions received from insurance premiums of the Insurance Companies for marine, specialty and professional liability business as well as business from unaffiliated insurance companies in the marine pool.  Commission income increased in the first quarter of 2004 compared to 2003 due to the increased premium revenues generated on behalf of the Insurance Companies.

Net investment income is earned on invested funds.  Other income generally represents fee revenues earned for services on behalf of third parties.

Other operating costs consists of compensation and general and administrative expenses incurred in connection with underwriting, administrative and claims services performed on behalf of the Insurance Companies and unaffiliated insurers participating in the marine pool.  Such costs have been increasing each year commensurate with servicing the growth in the overall increased premium volume that has been generated for the Insurance Companies and unaffiliated members of the marine pool.

Income tax expense (benefit) includes federal and state income taxes related to the taxable income or loss of the Navigators Agencies.

Off-Balance Sheet Transactions

There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2003 Annual Report on form 10-K.

Tabular Disclosure of Contractual Obligations

There have been no material changes in the information concerning contractual obligations as stated in the Company’s 2003 Annual Report on form 10-K.

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

Our insurance company subsidiaries’ investments are subject to the direction and control of their respective boards of directors and our finance committee, and are reviewed on a quarterly basis. The investments are managed by outside professional fixed-income and equity portfolio managers. Current investment objectives are to maximize annual after-tax income while preserving and enhancing capital and statutory surplus. The insurance company subsidiaries seek to attain these objectives by investing in municipal bonds, U.S. Government obligations, corporate bonds, mortgage-backed and asset-backed securities and common stocks. Our insurance company subsidiaries’ investment guidelines require that at least 90% of the fixed-income portfolio be rated “A-” or better by a nationally recognized rating organization. Up to 25% of the total portfolio may be invested in equity securities that are actively traded on major U.S. stock exchanges. Our insurance company subsidiaries’ investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

The Lloyd’s operations’ investments are subject to the direction and control of the board of directors and the investment committee of NUAL, as well as our finance committee, and represent our share of the investments held by Syndicate 1221. These investments must comply with the rules and regulations imposed by Lloyd’s of

London and by certain overseas regulators. The investments are managed by outside professional fixed-income portfolio managers. The performance of the investment managers is reviewed quarterly. Current investment objectives are to maximize pre-tax income while preserving and enhancing capital. The investment managers for Syndicate 1221 seek to attain these objectives by investing in government obligations, corporate bonds and mortgage-backed and asset-backed securities.

The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to the members of the marine pool, including Navigators Insurance.

The following tables show our cash and investments as of March 31, 2004 and December 31, 2003:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
March 31, 2004	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$242,339	$5,999	$(545)	$236,885
States, municipalities and political subdivisions	95,576	2,965	(202)	92,813
Mortgage- and asset-backed (excluding GNMAs)	147,663	3,351	(325)	144,637
Corporate bonds	146,520	6,647	(120)	139,993

Total fixed maturities	632,098	18,962	(1,192)	614,328

Equity securities – common stocks	20,484	1,867	(189)	18,806

Cash and short-term investments	73,489	—	—	73,489

Total	$726,071	$20,829	$(1,381)	$706,623

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2003	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$221,919	$4,107	$(1,385)	$219,197
States, municipalities and political subdivisions	88,093	2,599	(116)	85,610
Mortgage- and asset-backed (excluding GNMAs)	141,831	1,614	(373)	140,590
Corporate bonds	136,702	4,509	(314)	132,507

Total fixed maturities	588,545	12,829	(2,188)	577,904

Equity securities – common stocks	13,446	1,554	(85)	11,977

Cash and short-term investments	91,601	—	—	91,601

Total	$693,592	$14,383	$(2,273)	$681,482

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.  At March 31, 2004 and December 31, 2003, all fixed maturity and equity securities held by us were classified as available-for-sale.

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

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.  There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the three months ended March 31, 2004 and 2003.

The following table summarizes all securities in an unrealized loss position at March 31, 2004 and December 31, 2003 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	March 31, 2004		December 31, 2003
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury
Bonds and GNMAs
0-6 Months	$20,701	$11	$51,249	$521
7-12 Months	28,442	534	15,059	864
> 12 Months	—	—	—	—
Subtotal	49,143	545	66,308	1,385

States, municipalities and
political subdivisions
0-6 Months	10,041	170	6,340	58
7-12 Months	1,057	10	1,508	38
> 12 Months	542	22	648	20
Subtotal	11,640	202	8,496	116

Mortgage- and asset-backed
(excluding GNMAs)
0-6 Months	6,277	230	45,381	341
7-12 Months	5,308	90	1,135	26
> 12 Months	127	5	138	6
Subtotal	11,712	325	46,654	373

Corporate bonds
0-6 Months	4,275	21	25,049	123
7-12 Months	5,920	99	7,124	191
> 12 Months	—	—	—	—
Subtotal	10,195	120	32,173	314

Total Fixed Maturities	$82,690	$1,192	$153,631	$2,188

Equity securities – common stocks
0-6 Months	$2,912	$79	$—	$—
7-12 Months	199	25	—	—
> 12 Months	1,121	85	1,892	85

Total Equity Securities	$4,232	$189	$1,892	$85

We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.  The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in the Company’s portfolio with gross unrealized losses at March 31, 2004.  Not all of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Unrealized Loss		Fair Value
			Amount	Percent to Total	Amount	Percent to Total
			($ in thousands)
1	AAA/AA/A	Aaa/Aa/A	$1,172	98%	$79,484	96%
2	BBB	Baa	20	2	3,206	4
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6			—	—	—	—
		Total	$1,192	100%	$82,690	100%

At March 31, 2004, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by the Company as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at March 31, 2004 are shown below.

	Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)
Due in one year or less	$7	1%	$21,703	26%
Due after one year through five years	83	7	9,449	11
Due after five years through ten years	118	10	7,660	9
Due after ten years	639	54	32,166	39
Mortgage and asset backed securities	345	28	11,712	15

Total fixed income securities	$1,192	100%	$82,690	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately 4.9 years.

Our realized capital gains and losses were as follows:

	Three Months Ended March 31,
	2004	2003
	($ in thousands)

Fixed maturities:
Gains	$439	$491
(Losses)	(17)	(22)
	422	469
Equity securities:
Gains	—	2
(Losses)	—	(253)
	—	(251)

Net realized capital gains	$422	$218

The following table details any relatively large realized loss from sales and impairments during the first quarters of 2003 and 2004 and the related circumstances giving rise to the loss:

Description	Proceeds from Sale	Loss on Sale	Impairment	Holdings at March 31, 2004	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost

Three months ended March 31, 2003:

(1)	$425	$(252)	—	—	—	6

(1)          Issuer was a major utility company which had a deteriorating balance sheet, underperforming overseas operation and a reduction in its dividend.

Liquidity and Capital Resources

Cash flow provided by operations was $26.7 million and $26.0 million for the three months ended March 31, 2004 and 2003, respectively. The positive operating cash flows in the first quarters of 2004 and

2003 were primarily due to the increases in net written premium.  Operating cash flow was used primarily to acquire additional investment assets and to reduce debt.

Invested assets and cash increased to $726.1 million at March 31, 2004 from $693.6 million at December 31, 2003. The increase was primarily due to the positive cash flow and the $110.8 million of net proceeds received from the public stock offering in October 2003.  Net investment income was $5.9 million and $4.7 million for the three months ended March 31, 2004 and 2003, respectively.

The average yield of the portfolio, excluding net realized capital gains, was 3.4% in the first quarter of 2004, and 4.3% in the first quarter of 2003 reflecting the prevailing interest rates during those years. As of March 31, 2004 and December 31, 2003, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At March 31, 2004, the weighted average rating of our fixed maturity investments was ‘‘AA’’ by Standard & Poor’s and ‘‘Aa’’ by Moody’s. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At March 31, 2004, our portfolio had an average maturity of 4.94 years and duration of 3.79 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks. The credit facility provides for an $80.0 million letter of credit facility which was increased from $55.0 million in November 2003.  The credit facility also provided for a $9.0 million line of credit facility which was fully utilized prior to the October 2003 common stock offering.  As required by the credit facility agreement, the line of credit was fully paid from a portion of the proceeds from the common stock offering thereby eliminating the line of credit portion of the credit facility.  The letter of credit facility is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. for our participation in Lloyd’s Syndicate 1221. The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility. If the banks decide not to renew the letter of credit portion of the facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221.  The renewal amendment executed in November 2003 renewed the letter of credit facility for a two year period.   At March 31, 2004, letters of credit with an aggregate face amount of $79.9 million were issued under the letter of credit facility.

The bank credit facility is collateralized by the common stock of Navigators Insurance Company. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. At March 31, 2004, we were in compliance with all covenants.

At March 31, 2004, our consolidated stockholders’ equity was $305.2 million or $24.26 per share compared to $290.0 million or $23.14 per share at December 31, 2003. The increase was primarily due to net income of $8.9 million and other comprehensive income of $5.0 million for the three months ended March 31, 2004.

Our reinsurance has been placed with various U.S. and foreign insurance companies and with selected syndicates at Lloyd’s. Pursuant to the implementation of Lloyd’s Plan of Reconstruction and Renewal, a portion of our recoverables are now reinsured by Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account).

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance. At December 31, 2003, the maximum amount available for the payment of dividends by Navigators Insurance during 2004 without prior regulatory approval was $21,032,000.  Navigators Insurance did not pay any dividends in the first quarter of 2004.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2003 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)          The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)         There have been no changes during our first fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  We have completed the review of our asbestos and environmental loss reserving process that was discussed under the caption “Controls and Procedures” in our 2003 Annual Report on Form 10-K and, as a result, expect to refine our internal controls in this area in the future, primarily by increasing claims staff and emphasizing specialized knowledge of asbestos and environmental issues.

Part II - Other Information

Item 1.                                   Legal Proceedings

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators Insurance Company drew down the letters of credit, in good faith and consistent with their terms. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. If the liquidator were to prevail in its action to void the letters of credit, our maximum exposure would be approximately $4.0 million. We filed motions seeking a prompt dismissal of the liquidator’s claims in Australian court in June 2003, which motions were denied. We have appealed those denials and are vigorously defending our position. The appellate court ruled that the case needs to be fully tried before an appeal can be pursued.  Although we believe that we have strong defenses against these claims and a reasonable possibility of defeating the liquidator’s claim and that the liquidator’s assertions run counter to prevailing Australian and United States law, there can be no assurance as to the outcome of this litigation.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Securities’ Holders

None.

Item 5.                                   Other Information

There have been no material changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.                                   Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

(This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act	*

(This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).

* Included herein.

(b)   Reports on Form 8-K:

On February 13, 2004, the Company filed a Form 8-K relating to its press release announcing its plan to strengthen its asbestos reserves.

On March 10, 2004, the Company furnished a Form 8-K relating to its press release announcing its fourth quarter and full year 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)

Date:	May 6, 2004	/s / Paul J. Malvasio
Paul J. Malvasio
Executive Vice President
and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

(This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act	*

(This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).

*  Included herein.