Form 10-Q
period 2004-06-30
NAVIGATORS GROUP INC
filed 2004-08-06
CIK 793547

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended     June 30, 2004

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
Yes     ☒         No          ☐

The number of common shares outstanding as of July 30, 2004 was 12,595,624.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.           Financial Information

Item 1.    Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2004, $647,648; 2003, $577,904)	$646,979	$588,545
Equity securities, available-for-sale, at fair value (cost: 2004, $18,271; 2003, $11,977)	19,626	13,446
Short-term investments, at cost which approximates fair value	91,223	83,202
Cash	13,526	8,399
Total investments and cash	771,354	693,592

Premiums in course of collection	156,463	128,676
Commissions receivable	2,396	3,970
Prepaid reinsurance premiums	138,727	102,141
Reinsurance receivable on paid losses	23,215	26,270
Reinsurance receivable on unpaid losses and loss adjustment expense	424,787	350,441
Federal income tax recoverable	373	8,747
Net deferred income tax benefit	20,020	15,195
Deferred policy acquisition costs	32,253	24,720
Accrued investment income	6,590	5,546
Goodwill	5,133	5,093
Other assets	11,809	15,067

Total assets	$1,593,120	$1,379,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$844,443	$724,612
Unearned premium	296,403	238,803
Reinsurance balances payable	130,655	97,583
Payable for securities purchased	3,108	12,857
Accounts payable and other liabilities	16,155	15,575
Total liabilities	1,290,764	1,089,430

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 12,595,624 for 2004 and 12,535,360 for 2003	1,260	1,254
Additional paid-in capital	153,320	151,765
Accumulated other comprehensive income	1,354	8,537
Retained earnings	146,422	128,472
Total stockholders’ equity	302,356	290,028

Total liabilities and stockholders’ equity	$1,593,120	$1,379,458

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)

Gross written premium	$161,626	$141,192
Revenues:
Net written premium	73,689	61,631
Decrease in unearned premium	1,625	3,633
Net earned premium	75,314	65,264
Commission income	1,361	1,486
Net investment income	6,625	4,552
Net realized capital gains (losses)	(105)	669
Other income	266	415
Total revenues	83,461	72,386

Operating expenses:
Net losses and loss adjustment expenses incurred	45,392	43,291
Commission expense	10,040	8,876
Other operating expenses	14,620	12,417
Interest expense	—	87
Total operating expenses	70,052	64,671

Income before income tax expense	13,409	7,715

Income tax expense (benefit):
Current	4,951	3,437
Deferred	(579)	(1,879)
Total income tax expense	4,372	1,558

Net income	$9,037	$6,157

Net income per common share:
Basic	$0.72	$0.72
Diluted	$0.71	$0.71

Average common shares outstanding:
Basic	12,587	8,516
Diluted	12,647	8,650

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)

Gross written premium	$357,577	$315,894
Revenues:
Net written premium	169,624	152,664
(Increase) in unearned premium	(20,135)	(21,086)
Net earned premium	149,489	131,578
Commission income	2,488	2,725
Net investment income	12,527	9,213
Net realized capital gains	317	887
Other income	394	588
Total revenues	165,215	144,991

Operating expenses:
Net losses and loss adjustment expenses incurred	89,144	87,331
Commission expense	21,068	19,503
Other operating expenses	28,052	24,195
Interest expense	—	184
Total operating expenses	138,264	131,213

Income before income tax expense	26,951	13,778

Income tax expense (benefit):
Current	9,958	4,571
Deferred	(957)	(1,660)
Total income tax expense	9,001	2,911

Net income	$17,950	$10,867

Net income per common share:
Basic	$1.43	$1.28
Diluted	$1.42	$1.26

Average common shares outstanding:
Basic	12,570	8,505
Diluted	12,671	8,633

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,254	$851
Shares issued under stock plans	6	1
Balance at end of period	$1,260	$852

Additional paid-in capital
Balance at beginning of year	$151,765	$40,141
Effect of SFAS 123 for stock options	478	401
Shares issued under stock plans	1,077	446
Balance at end of period	$153,320	$40,988

Treasury stock held at cost
Balance at beginning of year	$—	$(236)
Shares issued for vested stock grants	—	236
Balance at end of period	$—	$—

Accumulated other comprehensive income
Net unrealized gains on securities, net of tax
Balance at beginning of year	$7,871	$9,499
Change in period	(7,424)	3,741
Balance at end of period	447	13,240
Cumulative translation adjustments, net of tax
Balance at beginning of year	666	233
Net adjustment for period	241	294
Balance at end of period	907	527
Balance at end of period	$1,354	$13,767

Retained earnings
Balance at beginning of year	$128,472	$120,787
Net income	17,950	10,867
Balance at end of period	$146,422	$131,654

Total stockholders’ equity at end of period	$302,356	$187,261

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended June 30,
	2004	2003
	(Unaudited)

Net income	$9,037	$6,157
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax (benefit) expense of $(6,566), and $2,042 in 2004, and 2003, respectively (1)	(12,194)	3,696
Change in foreign currency translation gains, net of tax expense of $12, and $199 in 2004, and 2003 respectively	22	368
Other comprehensive income (loss)	(12,172)	4,064

Comprehensive income (loss)	$(3,135)	$10,221

(1)	Disclosure of reclassification amount, net of tax:
	Unrealized holding gains (losses) arising during period	$(12,361)	$4,257
	Less: reclassification adjustment for net gains (losses) included in net income	(167)	561
	Net unrealized gains (losses) on securities	$(12,194)	$3,696

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)

Net income	$17,950	$10,867
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax (benefit) expense of $(3,998), and $2,073 in 2004, and 2003, respectively(1)	(7,425)	3,741
Change in foreign currency translation gains, net of tax expense of $130, and $158 in 2004, and 2003 respectively	241	294
Other comprehensive income (loss)	(7,184)	4,035

Comprehensive income	$10,766	$14,902

(1)	Disclosure of reclassification amount, net of tax:
	Unrealized holding gains (losses) arising during period	$(7,242)	$4,479
	Less: reclassification adjustment for net gains included in net income	183	738
	Net unrealized gains (losses) on securities	$(7,425)	$3,741

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Operating activities:
Net income	$17,950	$10,867
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation & amortization	561	656
Net deferred income tax	(957)	(1,660)
Net realized capital (gains)	(317)	(887)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(71,291)	(11,697)
Reserve for losses and loss adjustment expenses	119,831	53,748
Prepaid reinsurance premiums	(36,586)	(43,146)
Unearned premium	57,600	63,490
Premiums in course of collection	(27,787)	(38,037)
Commissions receivable	1,574	166
Deferred policy acquisition costs	(7,533)	(2,402)
Accrued investment income	(1,044)	(1,301)
Reinsurance balances payable	33,072	35,849
Federal income tax	8,374	915
Other	(287)	(1,011)
Net cash provided by operating activities	93,160	65,550

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	88,242	2,316
Sales	136,955	116,323
Purchases	(295,894)	(185,809)
Equity securities, available-for-sale
Sales	2,292	476
Purchases	(8,169)	(423)
Change in payable for securities	(9,749)	(709)
Net change in short-term investments	(1,552)	(1,865)
Purchase of property and equipment	(965)	(872)
Net cash (used in) investing activities	(88,840)	(70,563)

Financing activities:
Repayment of bank loan	—	(3,500)
Proceeds from Employee Stock Purchase Plan	434	—
Proceeds from exercise of stock options	373	20
Net cash provided by (used in) financing activities	807	(3,480)

Increase (decrease) in cash	5,127	(8,493)
Cash at beginning of year	8,399	13,443
Cash at end of period	$13,526	$4,950

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	1,577	3,709
Interest paid	—	184
Issuance of stock to directors	60	72

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

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $79,328,000 and $62,015,000 for the three months ended June 30, 2004 and 2003, respectively, and were $152,707,000 and $109,115,000 for the six months ended June 30, 2004 and 2003, respectively.  The Company’s ceded incurred losses were $59,370,000 and $35,968,000 for the three months ended June 30, 2004 and 2003, respectively, and were $124,188,000 and $63,505,000 for the six months ended June 30, 2004 and 2003, respectively.

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

The Insurance Companies and the Lloyd’s operations are measured taking into account net premiums earned, incurred losses and loss adjustment expenses (“LAE”), commission expense and other underwriting expenses.  The Navigators Agencies’ results include commission income less other operating expenses.  Parent and other operations include inter-segment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments.  Each segment also maintains their own investments, on which they earn income and realize capital gains or losses.

Financial data by segment for the three months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Total
	($ in thousands)

Gross written premium	$107,608	$54,308	$—	$(290)	$161,626
Net written premium	46,565	27,124	—	—	73,689

Revenues:
Net earned premium	51,782	23,532	—	—	75,314
Commission income	—	501	8,155	(7,295)	1,361
Net investment income	5,829	791	—	5	6,625
Net realized capital gains (losses)	176	(281)	—	—	(105)
Other income	74	5	187	—	266
Total revenues	57,861	24,548	8,342	(7,290)	83,461

Operating expenses:
Net losses and LAE	32,558	12,834	—	—	45,392
Commission expense	13,242	4,093	—	(7,295)	10,040
Other operating expenses	989	3,193	9,093	1,345	14,620
Total operating expenses	46,789	20,120	9,093	(5,950)	70,052

Income (loss) before income tax expense (benefit)	11,072	4,428	(751)	(1,340)	13,409
Income tax expense (benefit)	3,543	1,550	(252)	(469)	4,372
Net income (loss)	$7,529	$2,878	$(499)	$(871)	$9,037

Identifiable assets (2)	$1,158,875	$463,300	$14,682	$32,160	$1,593,120

Loss and LAE ratio	62.9%	54.5%			60.2%
Commission expense ratio	25.6%	17.4%			23.0%
Other operating expense ratio	1.9%	13.6%			5.6%
Combined ratio	90.4%	85.5%			88.8%

(1)           Includes inter-segment eliminations.

(2)           Does not cross-foot due to inter-segment eliminations

	Three Months Ended June 30, 2003
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$101,345	$46,391	—	$(6,544)	$141,192
Net written premium	43,804	17,827			61,631

Revenues:
Net earned premium	46,608	18,656	—	—	65,264
Commission income	—	216	8,287	(7,017)	1,486
Net investment income	4,094	444	14	—	4,552
Net realized capital gains	307	362	—	—	669
Other income (expense)	65	199	276	(125)	415
Total revenues	51,074	19,877	8,577	(7,142)	72,386

Operating expenses:
Net losses and LAE	30,870	12,421	—	—	43,291
Commission expense	12,592	3,301	—	(7,017)	8,876
Other operating expenses	1,357	1,892	7,562	1,606	12,417
Interest expense	—	—	—	87	87
Total operating expenses	44,819	17,614	7,562	(5,324)	64,671

Income (loss) before income tax expense (benefit)	6,255	2,263	1,015	(1,818)	7,715
Income tax expense (benefit)	1,969	—	226	(637)	1,558
Net income (loss)	$4,286	$2,263	$789	$(1,181)	$6,157

Identifiable assets (2)	$774,851	$318,851	$14,967	$27,584	$1,081,317

Loss and LAE ratio	66.2%	66.6%			66.3%
Commission expense ratio	27.1%	17.7%			24.4%
Other operating expense ratio	2.9%	10.1%			5.0%
Combined ratio	96.2%	94.4%			95.7%

Financial data by segment for the six months ended June 30, 2004 and 2003 was as follows:

	Six Months Ended June 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Total
	($ in thousands)

Gross written premium	$219,437	$141,466	$—	$(3,326)	$357,577
Net written premium	100,710	68,914	—	—	169,624

Revenues:
Net earned premium	104,964	44,525	—	—	149,489
Commission income	—	563	16,087	(14,162)	2,488
Net investment income	11,313	1,195	3	16	12,527
Net realized capital gains (losses)	381	(64)	—	—	317
Other income	13	9	372	—	394
Total revenues	116,671	46,228	16,462	(14,146)	165,215

Operating expenses:
Net losses and LAE	65,268	23,876	—	—	89,144
Commission expense	27,387	7,843	—	(14,162)	21,068
Other operating expenses	2,187	6,229	17,698	1,938	28,052
Total operating expenses	94,842	37,948	17,698	(12,224)	138,264

Income (loss) before income tax expense (benefit)	21,829	8,280	(1,236)	(1,922)	26,951
Income tax expense (benefit)	7,021	2,898	(392)	(526)	9,001
Net income (loss)	$14,808	$5,382	$(844)	$(1,396)	$17,950

Identifiable assets (2)	$1,158,875	$463,300	$14,682	$32,160	$1,593,120

Loss and LAE ratio	62.2%	53.6%			59.6%
Commission expense ratio	26.1%	17.6%			23.6%
Other operating expense ratio	2.1%	14.0%			5.6%
Combined ratio	90.4%	85.2%			88.8%

	Six Months Ended June 30, 2003
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations(1)	Consolidated Total
	($ in thousands)

Gross written premium	$211,227	$122,475	$—	$(17,808)	$315,894
Net written premium	105,458	47,206	—	—	152,664

Revenues:
Net earned premium	97,008	34,570	—	—	131,578
Commission income	—	344	15,723	(13,342)	2,725
Net investment income	8,199	991	22	1	9,213
Net realized capital gains	426	461	—	—	887
Other income (expense)	86	214	538	(250)	588
Total revenues	105,719	36,580	16,283	(13,591)	144,991

Operating expenses:
Net losses and LAE	64,870	22,461	—	—	87,331
Commission expense	26,741	6,104	—	(13,342)	19,503
Other operating expenses	2,503	3,846	15,203	2,643	24,195
Interest expense	—	—	—	184	184
Total operating expenses	94,114	32,411	15,203	(10,515)	131,213

Income (loss) before income tax expense (benefit)	11,605	4,169	1,080	(3,076)	13,778
Income tax expense (benefit)	3,635	—	353	(1,077)	2,911
Net income (loss)	$7,970	$4,169	$727	$(1,999)	$10,867

Identifiable assets (2)	$774,851	$318,851	$14,967	$27,584	$1,081,317

Loss and LAE ratio	66.9%	65.0%			66.4%
Commission expense ratio	27.6%	17.7%			25.0%
Other operating expense ratio	2.5%	11.1%			4.8%
Combined ratio	97.0%	93.8%			96.2%

(1) Includes inter-segment eliminations.

(2) Does not cross-foot due to inter-segment eliminations.

The Insurance Companies’ net earned premium includes $8,612,000 and $8,244,000 of net earned premium from the UK Branch for the three months ended June 30, 2004 and 2003, respectively, and $16,174,000 and $16,000,000 of net earned premium for the six months ended June 30, 2004 and 2003, respectively.

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

Stock based compensation is expensed as the awards vest.  The amount charged to expense for stock grants was $286,000 and $210,000 for the three months ended June 30, 2004 and 2003, respectively and $647,000 and $486,000 for the six months ended June 30, 2004 and 2003, respectively.  The amount charged to expense for stock options was $278,000 and $195,000 for the three months ended June 30, 2004 and 2003, respectively, and $478,000, and $401,000 for the six months ended June 30, 2004 and 2003, respectively.  Stock appreciation rights resulted in expense of $69,000 and $851,000 for the three months ended June 30, 2004 and 2003, respectively, and income of $259,000 and expense of $1,200,000 for the six months ended June 30, 2004 and 2003, respectively, all of which were included in other operating expenses for the periods indicated.

In addition, $30,000 and $18,000 were expensed for the three months ended June 30, 2004 and 2003, respectively, and $60,000 and $36,000 for the six months ended June 30, 2004 and 2003, respectively, for stock issued annually to non-employee directors as part of the directors’ compensation for serving on the Company’s Board of Directors.

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

Lloyd’s Syndicate 1221 has stamp capacity of £150.0 million ($273.8 million) in 2004 compared to £125.0 million ($203.5 million) in 2003.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 97.4% of Syndicate 1221’s capacity for both the 2004 and 2003 underwriting years.  The Lloyd’s operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

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

Note 8.  Income Tax - Valuation Allowance

The Company’s valuation allowance relating to its foreign operations decreased by $854,000 and $1,484,000 in the three and six months ended June 30, 2003, respectively, relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At June 30, 2003, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,046,000, along with a valuation allowance equal to those benefits.  Although the foreign operations were profitable in the first six months of 2003, the valuation allowance was released only to the extent of those profits since, in management’s judgment, future profitability at that time remained uncertain.  This process continued for the first nine months of 2003.  Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined in the fourth quarter of 2003 to be more likely than not that the deferred tax assets resulting from the foreign net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

The Company also had state and local operating loss carryforwards amounting to potential future tax benefits of $3,801,000 and $3,274,000 at June 30, 2004 and December 31, 2003, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

Note 9.  Commitments and Contingencies

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators Insurance Company drew down the letters of credit, in good faith and consistent with their terms. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. If the liquidator were to prevail in its action to void the letters of credit, our maximum exposure would be approximately $4.0 million. We filed motions seeking a prompt dismissal of the liquidator’s claims in Australian court in June 2003, which motions were denied. We have appealed those denials and are vigorously defending our position along with continuing settlement discussions. The appellate court ruled that the case needs to be fully tried before an appeal can be pursued.  Although we believe that we have strong defenses against these claims and a reasonable possibility of defeating the liquidator’s claim and that the liquidator’s assertions run counter to prevailing Australian and United States law, there can be no assurance as to the outcome of this litigation.

Note 10.  Reinsurance Recoverables

At June 30, 2004 the Company had reinsurance recoverables of $21.5 million, consisting of reinsurance recoverables for ceded losses and loss adjustment expenses of $15.5 million and ceded unearned premium of $6.0 million, due from Converium Holding Ltd. and subsidiaries (“Converium”).  The recoverables result from several run-off and active excess and pro-rata reinsurance agreements with Converium expiring through the beginning of 2005 that cover principally marine and energy risks for Navigators Insurance Company and the Lloyd’s operations.  Recoverable amounts at June 30, 2004 recorded by Navigators Insurance Company and the Lloyd’s operations were $1.2 million and $20.3 million, respectively.

In July 2004, Converium publicly announced that their 2004 second quarter financial results were impacted by reserve strengthening and certain intangible write-offs and that the company would explore all options for maintaining strong capitalization.  Both A. M. Best and S&P immediately announced ratings downgrades of Converium and its operating subsidiaries from A to A- with negative outlooks.

The Company is monitoring the financial condition and ongoing activities of Converium to determine if any actions, including the need to record an allowance for uncollectible reinsurance, are appropriate.

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

Overview

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors’ liability coverages. We conduct operations through our insurance company subsidiaries, the Navigators Agencies and our Lloyd’s operations.  Our insurance company subsidiaries consist of Navigators Insurance Company, which includes a United Kingdom Branch, and NIC Insurance Company which writes excess and surplus lines.  The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for our insurance subsidiaries.  Our Lloyd’s operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) marine underwriting agency which manages Lloyd’s Syndicate 1221.  We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.

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

Over the past two years, we have experienced beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004.  Specialty liability losses have also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market.  Rates continue to increase in our specialty liability business, albeit at a slower pace.  In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and increased frequency of securities-related class action litigation, has lead to an invigorated interest in professional liability insurance generally. These conditions resulted in rate increases in 2002 and 2003 as well as an overall improvement in policy terms and conditions for our professional liability line of business.  The professional liability business has experienced single digit premium rate decreases in 2004.  We believe that the professional liability market will continue to see 2004 rates decrease in certain areas, including directors and officers coverages.

Our business is cyclical and influenced by many factors.  These factors include price competition, economic conditions, interest rates, natural or man-made disasters (for example hurricanes and terrorism), state regulations, court decisions and changes in the law. Additionally, because our insurance products must be priced, and premiums charged, before costs have fully developed, our liabilities are required to be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, we cannot assure you that our actual liabilities will not exceed our recorded amounts.

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

Impairment of Investment Securities. Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to cost or amortized cost, as appropriate, of the security; the length of time the security’s fair value has been below cost or amortized cost, and by how much; and specific credit issues related to the issuer and current economic conditions. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

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

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three and six months ended June 30, 2004 and 2003.

Our 2004 and 2003 second quarter and six month overall results of operations reflect increasing premium rates as a result of improved market conditions beginning in late 2000 that continued through 2003 and at a reduced rate through the second quarter of 2004.  Net income for the three months ended June 30, 2004 and 2003 was $9.0 million or $0.71 per diluted share and $6.2 million or $0.71 per diluted share, respectively.  Net income for the first six months of 2004 and 2003 was $18.0 million or $1.42 per diluted share and $10.9 million or 1.26 per diluted share, respectively.

We experienced premium growth as measured by net earned premium in the second quarter of 2004 of $75.3 million compared to $65.3 million in the second quarter of 2003, a 15.4% increase, primarily due to business expansion and, to a lesser extent, increased premium rates.  The 13.6% increase in net earned premium for the first six months of 2004 compared to the same period in 2003 was also due to business expansion and premium rate increases.  Underwriting profitability during such periods, as measured by the Company’s combined ratios for the second quarter and first six months of 2004 of 88.8% and 88.8%, respectively, has also improved compared to 95.7%  and 96.2% for the second quarter and first six months of 2003, respectively.

Cash flow from operations has also increased in the first six months of 2004 to $93.2 million from $65.6 million in the first six months of 2003, a 42.1% increase, contributing to the growth in invested assets and net investment income.  Cash flow in the second quarter of 2004 increased to $66.4 million, a 68.1% increase over the 2003 second quarter.

Consolidated stockholders’ equity increased 4.3% to $302.4 million or $24.00 per share at June 30, 2004 compared to $290.0 million or $23.14 per share at December 31, 2003.  The increase was primarily due to net income of $18.0 million partially offset by the other comprehensive loss of $7.2 million for the first six months of 2004.  Net income was $9.0 million and other comprehensive loss was $12.2 million for the second quarter of 2004.  The other comprehensive loss in 2004 resulted from unrealized losses in the Company’s investment portfolio due to a rising interest rate environment during the second quarter of 2004.  Other comprehensive income (loss) consists of the change in both after-tax unrealized appreciation on investments and after-tax currency translation gains on the Company’s foreign operations.

Revenues.  Gross written premium increased to $161.6 million and $357.6 million in the second quarter and first six months of 2004, respectively, from $141.2 million and $315.9 million in the second quarter and first six months of 2003, respectively, a 14.5% increase for the three months and a 13.2% increase for the six months.  The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended June 30,
	2004				2003
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($’s in thousands)
Insurance Companies:

Marine	$51,573	31.9%	$20,384	$20,834	$49,644	35.2%	$21,475	$20,974

Specialty	37,484	23.2%	19,041	21,365	31,721	22.5%	12,726	19,461

Professional Liability	18,227	11.3%	6,903	4,697	12,994	9.2%	3,323	2,079

Assumed from Lloyd’s	288	0.2%	229	4,878	6,820	4.8%	6,820	4,606

Other (includes run-off)	36	0.0%	8	8	166	0.1%	(540)	(512)

Insurance Companies Total	107,608	66.6%	46,565	51,782	101,345	71.8%	43,804	46,608

Lloyd’s Operations:

Marine	47,793	29.6%	23,978	22,325	39,897	28.3%	15,438	17,791

Other	6,515	4.0%	3,146	1,207	6,494	4.6%	2,389	865

Lloyd’s Operations Total	54,308	33.6%	27,124	23,532	46,391	32.9%	17,827	18,656

Intercompany elimination	(290)	-0.2%	—	—	(6,544)	-4.7%	—	—

Total	$161,626	100.0%	$73,689	$75,314	$141,192	100.0%	$61,631	$65,264

Note:  Certain amounts for the prior period have been reclassified to conform to the current period’s presentation.

	Six Months Ended June 30,
	2004				2003
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($’s in thousands)
Insurance Companies:

Marine	$110,999	31.0%	$45,642	$41,262	$103,364	32.7%	$44,536	$43,250

Specialty	71,714	20.1%	39,552	42,904	63,614	20.1%	36,625	42,411

Professional Liability	33,260	9.3%	12,376	8,507	25,559	8.1%	6,272	3,505

Assumed from Lloyd’s	3,342	0.9%	3,135	12,283	18,418	5.8%	18,418	8,180

Other (includes run-off)	122	0.0%	5	8	272	0.1%	(393)	(338)

Insurance Companies Total	219,437	61.3%	100,710	104,964	211,227	66.8%	105,458	97,008

Lloyd’s Operations:

Marine	128,757	36.0%	63,038	42,843	106,465	33.7%	41,315	33,106

Other	12,709	3.6%	5,876	1,682	16,010	5.1%	5,891	1,464

Lloyd’s Operations Total	141,466	39.6%	68,914	44,525	122,475	38.8%	47,206	34,570

Intercompany elimination	(3,326)	-0.9%	—	—	(17,808)	-5.6%	—	—

Total	$357,577	100.0%	$169,624	$149,489	$315,894	100.0%	$152,664	$131,578

Note:  Certain amounts for the prior period have been reclassified to conform to the current period’s presentation.

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine. The marine gross written premium for the second quarter of 2004 increased 3.9% compared to the second quarter of 2003 partially due to the approximate 6.3% increase in premium rates resulting in higher premiums on new and renewal business. The generally improved pricing environment resulted in Navigators Insurance Company increasing its writing of new business.  Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 80% in the first six months of 2004 and 70% in the first six months of 2003.  Navigators Insurance Company’s participation in the insurance pool was retroactively increased to 80% effective January 1, 2003 in the 2003 third quarter when it entered into a commutation agreement with a former pool member.  The marine gross written premium for the first six months of 2004 increased 7.4% compared to the first six months of 2003 partially due to the approximate 4.5% increase in premium rates resulting in higher premiums on new and renewal business.

Specialty. This business consists primarily of general liability business for small general and artisan contractors as well as other targeted commercial risks.  The specialty gross written premium for the second quarter of 2004 increased 18.2% compared to the second quarter of 2003 primarily due to the approximate 14.4% increase in the construction liability premium rates resulting in higher premiums on new and renewal business. The increase in the specialty gross written premium for the first six months of 2004 of 12.7% compared to the first six months of 2003 was primarily due to the approximate 20.8% increase in the California liability premium rates resulting in higher premiums on new and renewal business.  The number of California construction liability in-force policies decreased significantly over the last year as a result of our efforts to scale back the number of small artisan policies we write.  The new business and the rate increases resulted from a tightening market for California contractors’ liability insurance.

Professional Liability. Our insurance company subsidiaries write professional liability insurance, primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  The professional liability gross written premium for the second quarter and first six months of 2004 increased 40.3% and 30.1%, respectively, compared to the second quarter and first six months of 2003, reflecting the expansion of this business.  Premium rates for this business decreased approximately 7.0% and 4.0% in the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003, respectively, following an approximate 28.0% increase for the twelve months ended December 31, 2003.  Such 2004 premium rate decreases are reflective of softening market conditions.

Assumed from Lloyd’s Operations.  Since 2002, the Insurance Companies have participated in quota share treaties written by the Company’s Lloyd’s operations.  The 2003 participation included marine and energy business.  In 2004, our insurance company subsidiaries participated only on the onshore energy business written by the Lloyd’s operations.

Lloyd’s Operations’ Gross Written Premium

Marine. The marine gross written premium for the second quarter of 2004 increased 19.8% compared to the second quarter of 2003 primarily due to the increased capacity provided to Syndicate 1221 by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.  The marine gross written premium for the first six months of 2004 increased 20.9% primarily due to the increased capacity provided to Syndicate 1221.  The premium rates for the three months and six months ended June 30, 2004 were similar to those for the same periods in 2003.

Other.  Other consists of engineering and construction gross written premium which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of onshore energy premium which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

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

Ceded written premium for the 2004 and 2003 second quarters was $87.9 million and $79.6 million, respectively, or 54.4% and 56.3% of the gross written premium, respectively.  The 2003 second quarter’s ceded premium reflects an increase in the premium ceded under the specialty business reinsurance treaty for the period from April 1, 2003 to September 30, 2003 which provided a statutory capital benefit prior to the completion of a public equity offering in the 2003 fourth quarter.  The reinsurance treaty change had no impact on net income or stockholders’ equity.

The ceded premium for the first six months of 2004 and 2003 was $188.0 million and $163.2 million, respectively, or 52.6% and 51.7% of gross written premium, respectively.

Net Written Premium.  Net written premium increased 19.6% in the second quarter of 2004 and 11.1% in the first six months of 2004 compared to the second quarter and first six months of 2003 as a result of the increase in the gross written premium.

Net Earned Premium.  Net earned premium increased 15.4% in the second quarter of 2004 and 13.6% in the first six months of 2004 compared to the second quarter and first six months of 2003 as a result of increased net written premium from rate increases and new business generated in 2004 and 2003.

Commission Income.  Commission income from unaffiliated business decreased by 8.4% in the second quarter of 2004 and 8.7% in the first six months of 2004 compared to the second quarter and first six months of 2003 as a result of the 10% decrease in third party pool member participation in the 2004 periods compared to the same periods in 2003.

Net Investment Income.  Net investment income increased 45.5% in the 2004 second quarter and 36.0% in the first six months of 2004 compared to the same periods in 2003 due to the increase in invested assets resulting from positive cash flow stemming from the increased premium volume and the proceeds from our October 2003 common stock offering.  Our net proceeds from the offering amounted to $110.8 million.

Net Realized Capital Gains (Losses). Pre-tax net income included a $105,000 net realized capital loss for the three months ended June 30, 2004 compared to a capital gain of $669,000 for the 2003 second quarter.  On an after-tax basis, the net realized capital gain (loss) was ($68,000) or ($0.01) per share and $561,000 or $0.06 per share for the 2004 and 2003 second quarters, respectively.  Pre-tax net income included $317,000 of net realized capital gains for the six months ended June 30, 2004 compared to $887,000 for the first six months of 2003.  On an after-tax basis, the net realized capital gains were $206,000 or $0.02 per share and $738,000 or $0.08 per share for the first six months of 2004 and 2003, respectively.

Other Income/(Expense). Other income/(expense) for the second quarter and first six months of 2004 and 2003 consisted primarily of foreign exchange gains, and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred.  The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2004 second quarter and six month period were 60.2% and 59.6%, respectively, compared to 66.3% and 66.4% for the comparable periods in 2003.  Such loss ratios for the second quarter and first six months of 2004 were favorably impacted by 1.9 and 2.7 loss ratio points, respectively, for a redundancy of prior year loss reserves in our Lloyd’s operations.  The second quarter and first six months of 2003 were negatively impacted by 2.1 and 2.4 loss ratio points, respectively, for loss activity related to run-off lines of business.

The following tables set forth our net loss reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	($ in thousands)
Insurance Companies:
Marine	$122,816	$110,698
Specialty	133,399	114,167
Professional Liability	12,053	7,059
Assumed from Lloyd’s Operations	18,047	14,323
Other (primarily run-off business)	23,223	24,390
Total Insurance Companies	309,538	270,637

Lloyd’s Operations:
Marine	104,507	100,936
Other	5,611	2,598
Total Lloyd’s Operations	110,118	103,534

Total net loss reserves	$419,656	$374,171

Total net case loss reserves	$170,775	$154,531
Total net IBNR loss reserves	248,881	219,640

Total net loss reserves	$419,656	$374,171

At June 30, 2004, the IBNR portion of the net loss reserves was 59.3% of our total loss reserves compared to 58.7% at December 31, 2003.

At June 30, 2004, a 10% change in the net loss reserves would equate to $42.0 million which would represent an after-tax charge to net income of $27.3 million and 9.0% of stockholders’ equity.  Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate.  Any adjustments that result from this review are recorded in the quarter in which they are identified.

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

Specialty Liability and Professional Liability. Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to California construction liability claims. Reserves and claim frequency on this business may be impacted by legislation recently implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. This legislation may impact claim severity, frequency and length to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.  There were approximately 1,000 specialty liability claims open at June 30, 2004.

The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. Our professional liability business is relatively immature, with our first writing of the business in late 2001. Accordingly, given the relative immaturity of this business, it will take some time to better understand the reserve trends on this business.  Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.  There were 223 professional liability claims open at June 30, 2004.

The following tables set forth our net loss and LAE loss reserves for our specialty construction liability and professional liability businesses for the periods indicated:

	June 30, 2004
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$21,968	$97,841	$119,809	81.7%
Professional liability	271	11,782	12,053	97.8%

Total	$22,239	$109,623	$131,862	83.1%

	December 31, 2003
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$20,365	$83,450	$103,815	80.4%
Professional liability	159	6,900	7,059	97.7%

Total	$20,524	$90,350	$110,874	81.5%

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

The reserve action was the result of a review of asbestos-related exposures conducted by the Company.  The Company’s management was notified in late January 2004 that an asbestos claim would likely have to be settled for a significantly greater amount than previously anticipated.   As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly as well as those reinsured to Navigators Insurance Company from prior members of the Company’s insurance pools. The Company’s increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970s and first half of the 1980s on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool.  Following the

Company’s and the independent consulting firm’s recent review, the Company increased its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

Loss development activity for asbestos related exposures in the second quarter and first six months of 2004 has not been significant.

Loss development activity for environmental losses in the second quarter and first six months of 2004 has generally consisted of oil spill claims on marine liability policies written in the ordinary course of business by the Insurance Companies.

The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, which we believe is subject to uncertainties greater than those presented by other types of claims:

	Three Months Ended June 30, 2004
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,479	$7,377	$85,856
Incurred Losses & LAE	55	1,580	1,635
Calendar Year Payments	37	277	314
Ending Reserves	$78,497	$8,680	$87,177

Net of Reinsurance
Beginning Reserve	$32,091	$1,733	$33,824
Incurred Losses & LAE	15	575	590
Calendar Year Payments	14	76	90
Ending Reserves	$32,092	$2,232	$34,324

	Six Months Ended June 30, 2004
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,472	$6,800	$85,272
Incurred Losses & LAE	66	2,244	2,310
Calendar Year Payments	41	364	405
Ending Reserves	$78,497	$8,680	$87,177

Net of Reinsurance
Beginning Reserve	$32,083	$1,153	$33,236
Incurred Losses & LAE	25	1,223	1,248
Calendar Year Payments	16	144	160
Ending Reserves	$32,092	$2,232	$34,324

Type of Business	Claim Count January 1, 2004	New Claims During Period	Claims Settled or Resolved During Period	Claim Count June 30, 2004

Environmental	86	12	5	93
Asbestos	108	6	3	111
Total	194	18	8	204

Our management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims.

Commission Expense. Commission expense paid to brokers and agents is generally on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium.  Commissions are generally deferred and recorded to deferred policy acquisition costs to the extent that they relate to unearned premium.  Commission expense declined as a percentage of earned premium in the second quarter and first six months of 2004 compared to the 2003 second quarter and first six months, generally as the result of a decline in commissions paid to brokers and agents coupled with the receipt of ceding commissions from reinsurers.  The decrease in the commission percentage reflects lower commission rates and a trend among the major brokers to charge a flat fee to some of their major clients as opposed to a percentage of the premium.  Under flat fee arrangements, the amount of premium normally is correspondingly reduced since no commission is being paid to the broker by the Company.

Other Operating Expenses. The 17.7% and 15.9% increase in other operating expenses in the second quarter and first six months of 2004, respectively, compared to the same periods in 2003 is consistent with revenue growth and attributable primarily to employee related expenses resulting from expansion of the business.

Interest Expense.  The outstanding loan balance was paid in October 2003 from a portion of the proceeds from the Company’s common stock offering and no additional borrowings have been made subsequently, therefore no interest expense was recorded in the second quarter and first six months of 2004.

Income Taxes. The income tax expense was $4.4 million and $1.6 million for the second quarter of 2004 and 2003, respectively.  The effective tax rates for the 2004 and 2003 second quarters were 32.6% and 20.2%, respectively.  The first six months of 2004 and 2003 had income tax expense of $9.0 million and $2.9 million, respectively, resulting in an effective tax rate of 33.4% and 21.1%, respectively.  As of June 30, 2004 and 2003, the net deferred Federal, foreign, state and local tax assets were $20.0 million and $5.9 million, respectively.

The Company’s valuation allowance relating to its foreign operations decreased by $854,000 and $1,484,000 in the three and six months ended June 30, 2003, respectively, relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At June 30, 2003, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $3,046,000, along with a valuation allowance equal to those benefits.  Although the foreign operations were profitable in the first six months of 2003, the valuation allowance was released only to the extent of those profits since future profitability remained uncertain.  This process continued for the first nine months of 2003.  Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined in the fourth quarter of 2003 to be more likely than not that the deferred tax assets resulting from the foreign net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

The Company also had state and local operating loss carryforwards amounting to potential future tax benefits of $3,801,000 and $3,274,000 at June 30, 2004 and December 31, 2003, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

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

Insurance Companies

Our two insurance company subsidiaries are Navigators Insurance Company, which includes a United Kingdom Branch, and NIC Insurance Company, collectively referred to as the Insurance Companies. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites similar types of business but on a non-admitted or surplus lines basis and is fully reinsured by Navigators Insurance Company.  The Navigators Agencies produce business for our insurance company subsidiaries.

Following are the results of operations for the Insurance Companies for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Net earned premium	$51,782	$46,608	$104,964	$97,008
Net investment income	5,829	4,094	11,313	8,199
Net realized capital gains	176	307	381	426
Other income	74	65	13	86
Total revenues	57,861	51,074	116,671	105,719

Operating expenses:
Net losses and LAE	32,558	30,870	65,268	64,870
Commission expense	13,242	12,592	27,387	26,741
Other operating expenses	989	1,357	2,187	2,503
Total operating expenses	46,789	44,819	94,842	94,114

Income before income tax expense	11,072	6,255	21,829	11,605

Income tax expense	3,543	1,969	7,021	3,635

Net income	$7,529	$4,286	$14,808	$7,970

Loss and LAE ratio	62.9%	66.2%	62.2%	66.9%
Commission expense ratio	25.6%	27.1%	26.1%	27.6%
Other operating expense ratio	1.9%	2.9%	2.1%	2.5%
Combined ratio	90.4%	96.2%	90.4%	97.0%

Following are the underwriting results of the Insurance Companies for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$20,834	$12,423	$5,660	$2,751	59.6%	27.2%	86.8%
Specialty	21,365	14,485	5,877	1,003	67.8%	27.5%	95.3%
Professional Liability	4,697	2,832	969	896	60.3%	20.6%	80.9%
Assumed from Lloyd’s Operations	4,878	2,728	1,723	427	55.9%	35.3%	91.2%
Other (includes run-off) business	8	90	2	(84)	NM	NM	NM
Total	$51,782	$32,558	$14,231	$4,993	62.9%	27.5%	90.4%

	Three Months Ended June 30, 2003
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$20,974	$11,115	$6,973	$2,886	53.0%	33.2%	86.2%
Specialty	19,461	14,246	5,174	41	73.2%	26.6%	99.8%
Professional Liability	2,079	1,352	393	334	65.0%	18.9%	83.9%
Assumed from Lloyd’s Operations	4,606	2,757	1,391	458	59.9%	30.2%	90.1%
Other (includes run-off) business	(512)	1,400	18	(1,930)	NM	NM	NM
Total	$46,608	$30,870	$13,949	$1,789	66.2%	30.0%	96.2%

NM = Not meaningful

Following are the underwriting results of the Insurance Companies for the six months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$41,262	$24,469	$11,258	$5,535	59.3%	27.3%	86.6%
Specialty	42,904	28,802	12,845	1,257	67.1%	30.0%	97.1%
Professional Liability	8,507	5,131	1,744	1,632	60.3%	20.5%	80.8%
Assumed from Lloyd’s Operations	12,283	6,945	3,722	1,616	56.5%	30.3%	86.8%
Other (includes run-off) business	8	(79)	5	82	NM	NM	NM
Total	$104,964	$65,268	$29,574	$10,122	62.2%	28.2%	90.4%

	Three Months Ended June 30, 2003
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$43,250	$25,252	$12,781	$5,217	58.4%	29.5%	87.9%
Specialty	42,411	29,305	12,927	179	69.1%	30.5%	99.6%
Professional Liability	3,505	2,279	1,074	152	65.1%	30.6%	95.7%
Assumed from Lloyd’s Operations	8,180	4,860	2,448	872	59.4%	29.9%	89.3%
Other (includes run-off) business	(338)	3,174	14	(3,526)	NM	NM	NM
Total	$97,008	$64,870	$29,244	$2,894	66.9%	30.1%	97.0%

The Insurance Companies experienced net earned premium growth of 11.1% and 8.2% when comparing the second quarter and first six months of 2004 to the second quarter and first six months of 2003, respectively.  Approximately 9.4% and 9.9% of the net earned premium recorded in the second quarters of 2004 and 2003, respectively, and approximately 11.7% and 8.4% of the net earned premium recorded in the first six months of 2004 and 2003, respectively, is a result of the Insurance Companies participating on reinsurance treaties supporting the Lloyd’s operations’ marine and energy business.

The 2004 and 2003 second quarter and first six months underwriting results generally reflect the favorable industry market conditions over the last three years coupled with the favorable loss trends in the aforementioned quarterly periods.  The 2003 expense ratio for professional liability business reflects the start-up nature of this operation at that time.   The second quarter and first six months of 2003 incurred losses included $1.4 million and $3.2 million, respectively, of incurred loss activity on run-off business principally related to the assumed reinsurance business which added 3.0 and 3.3 loss ratio points to the Insurance Companies 2003 second quarter and first six months combined ratios, respectively.

The pre-tax yield on the Insurance Companies’ investment portfolio approximated 4.0% and 4.6% at June 30, 2004 and 2003, respectively.  The declining portfolio yields reflect the overall declines in interest rates up until the first quarter of 2004.  Net investment income increased in the first six months of 2004 compared to the same periods in 2003 due to strong cash flows and $95 million of statutory surplus contributions in the 2003 fourth quarter.

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

Lloyd’s Syndicate 1221 has stamp capacity of £150 million ($273.8 million) in 2004 compared to £125 million ($203.5 million) in 2003.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Lloyd’s marine business had been subject to intense price competition beginning in the mid-1990’s. The pricing competition showed some signs of stabilizing in 2000 and prices increased from 2001 through 2003 and again at a more modest pace in the 2004 first quarter. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s operations included in the consolidated financial statements represent our participation in Syndicate 1221.

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

Following are the results of the Lloyd’s operations for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Net earned premium	$23,532	$18,656	$44,525	$34,570
Commission income	501	216	563	344
Net investment income	791	444	1,195	991
Net realized capital gains (losses)	(281)	362	(64)	461
Other income	5	199	9	214
Total revenues	24,548	19,877	46,228	36,580

Operating expenses:
Net losses and LAE	12,834	12,421	23,876	22,461
Commission expense	4,093	3,301	7,843	6,104
Other operating expenses	3,193	1,892	6,229	3,846
Interest expense	—	—	—	—
Total operating expenses	20,120	17,614	37,948	32,411

Income before income tax expense	4,428	2,263	8,280	4,169

Income tax expense	1,550	—	2,898	—

Net income	$2,878	$2,263	$5,382	$4,169

Loss and LAE ratio	54.5%	66.6%	53.6%	65.0%
Commission expense ratio	17.4%	17.7%	17.6%	17.7%
Other operating expense ratio	13.6%	10.1%	14.0%	11.1%
Combined ratio	85.5%	94.4%	85.2%	93.8%

The Lloyd’s operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business since late 2001.  Net earned premium revenues were reduced by $4,878,000 million and $4,606,000 million in the second quarter of 2004 and 2003, respectively, and by $12,283,000 million and $8,180,000 million in the first six months of 2004 and 2003, respectively, for business ceded to the Insurance Companies.

The 2004 and 2003 second quarter and six month underwriting results generally reflect the favorable industry market condition over the last three years coupled with favorable loss trends in the quarterly periods.  The loss ratio for the second quarter and first six months of 2004 was favorably impacted by $1.3 million or 1.9 loss ratio points and $4.0 million or 2.7 loss ratio points, respectively, for redundancies in prior years Lloyd’s operations’ loss reserves.

The pre-tax yield on funds in the Lloyd’s operations’ investment portfolio approximated 1.7%, and 2.4% at June 30, 2004 and 2003, respectively, which are reflective of the declining interest rate environment up until the first quarter of 2004.  Generally, funds invested at Lloyd’s have been invested with an average duration of approximately 1.3 years in order to meet liquidity needs.

The provision for income tax expense for the second quarter and first six months of 2003 reflects the reversal of $854,000 and $1,484,000, respectively, of a previously established deferred tax asset valuation allowance.  The valuation allowance was reversed up until the third quarter of 2003 only to the extent of taxable profits.  The remaining valuation allowance was completely reversed in the 2003 fourth quarter since it was determined that it was more likely than not that the remaining deferred tax asset resulting from net operating loss carry-forwards will be realized.

Navigators Agencies

The Navigators Agencies produce business for our insurance company subsidiaries. They specialize in writing marine and related lines of business, specialty liability insurance and professional liability coverages.

Each of the Navigators Agencies underwrites marine and related lines of business for Navigators Insurance Company and three other unaffiliated insurance companies, which comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared with other pool members. Navigators Insurance Company had an 80% participation in the pool for business written with effective dates in 2004 and 2003.

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

Following are the results of the Navigators Agencies for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Commission income	$8,155	$8,287	$16,087	$15,723
Net investment income	—	14	3	22
Other income	187	276	372	538
Total revenues	8,342	8,577	16,462	16,283

Operating expenses:
Other operating expenses	9,093	7,562	17,698	15,203
Total operating expenses	9,093	7,562	17,698	15,203

Income (loss) before income tax expense (benefit)	(751)	1,015	(1,236)	1,080

Income tax expense (benefit)	(252)	226	(392)	353

Net income (loss)	$(499)	$789	$(844)	$727

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

Other operating expenses consists of compensation and general and administrative expenses incurred in connection with underwriting, administrative and claims services performed on behalf of the Insurance Companies and unaffiliated insurers participating in the marine pool.  Such costs have been increasing each year commensurate with servicing the growth in the overall increased premium volume that has been generated for the Insurance Companies and unaffiliated members of the marine pool.

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

The following tables show our cash and investments as of June 30, 2004 and December 31, 2003:

June 30, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$236,013	$2,382	$(3,331)	$236,962
States, municipalities and political Subdivisions	119,925	1,402	(1,413)	119,936
Mortgage and asset-backed (excluding GNMAs)	155,364	986	(1,996)	156,374
Corporate bonds	135,677	2,846	(1,545)	134,376

Total fixed maturities	646,979	7,616	(8,285)	647,648

Equity securities - common stocks	19,626	1,509	(154)	18,271

Cash and short-term investments	104,749	—	—	104,749

Total	$771,354	$9,125	$(8,439)	$770,668

December 31, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds and GNMAs	$221,919	$4,107	$(1,385)	$219,197
States, municipalities and political Subdivisions	88,093	2,599	(116)	85,610
Mortgage and asset-backed (excluding GNMAs)	141,831	1,614	(373)	140,590
Corporate bonds	136,702	4,509	(314)	132,507

Total fixed maturities	588,545	12,829	(2,188)	577,904

Equity securities - common stocks	13,446	1,554	(85)	11,977

Cash and short-term investments	91,601	—	—	91,601

Total	$693,592	$14,383	$(2,273)	$681,482

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.  At June 30, 2004 and December 31, 2003, all fixed maturity and equity securities held by us were classified as available-for-sale.

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

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.  There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the three or six months ended June 30, 2004 and 2003.

The following table summarizes all securities in an unrealized loss position at June 30, 2004 and December 31, 2003 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	June 30, 2004		December 31, 2003
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs
0-6 Months	$156,981	$1,665	$51,249	$521
7-12 Months	12,153	517	15,059	864
> 12 Months	13,158	1,149	—	—
Subtotal	182,292	3,331	66,308	1,385

States, municipalities and political subdivisions
0-6 Months	67,104	1,349	6,340	58
7-12 Months	179	16	1,508	38
> 12 Months	1,384	48	648	20
Subtotal	68,667	1,413	8,496	116

Mortgage- and asset-backed (excluding GNMAs)
0-6 Months	110,731	1,799	45,381	341
7-12 Months	2,935	155	1,135	26
> 12 Months	1,113	42	138	6
Subtotal	114,779	1,996	46,654	373

Corporate bonds
0-6 Months	61,690	1,216	25,049	123
7-12 Months	896	83	7,124	191
> 12 Months	4,685	246	—	—
Subtotal	67,271	1,545	32,173	314

Total Fixed Maturities	$433,009	$8,285	$153,631	$2,188

Equity securities - common stocks
0-6 Months	$2,973	$55	$—	$—
7-12 Months	437	22	—	—
> 12 Months	1,554	77	1,892	85

Total Equity Securities	$4,964	$154	$1,892	$85

We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.  The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in the Company’s portfolio with gross unrealized losses at June 30, 2004.  Not all of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Unrealized Loss		Fair Value
			Amount	Percent to Total	Amount	Percent to Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$7,813	94%	$413,043	95%
2	BBB	Baa	472	6%	19,966	5%
3	BB	Ba
4	B	B
5	CCC or lower	Caa or lower
6	N/A	N/A
		Total	$8,285	100%	$433,009	100%

At June 30, 2004, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by the Company as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at June 30, 2004 are shown below.

	Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)

Due in one year or less	$561	6%	$113,754	26%
Due after one year through five years	1,374	17%	73,162	17%
Due after five years through ten years	1,543	19%	58,545	14%
Due after ten years	2,811	34%	72,769	17%
Mortgage- and asset-backed securities	1,996	24%	114,779	26%

Total fixed income securities	$8,285	100%	$433,009	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately 5.7 years.

Our realized capital gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	($ in thousands)

Fixed maturities:
Gains	$1,225	$824	$1,664	$1,313
(Losses)	(1,698)	(154)	(1,715)	(175)
	(473)	670	(51)	1,138
Equity securities:
Gains	466	1	466	3
(Losses)	(98)	(2)	(98)	(254)
	368	(1)	368	(251)

Net realized capital gains (losses)	$(105)	$669	$317	$887

The following table details any relatively large realized loss from sales and impairments during the first six months of 2004 and 2003 and the related circumstances giving rise to the loss:

($ in thousands)

Description	Date of Sale	Proceeds from Sale	Loss on Sale	Impairment	Holdings at June 30, 2004	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost

Six months ended June 30, 2004:

(1)	5/7/04	$12,227	$(192)	—	—	—	—

Six months ended June 30, 2003:

(2)	2/13/03	$425	$(252)	—	—	—	6

(1)          US Treasury Note sold as a result of anticipated interest rate increases.

(2)          Issuer was a major utility company which had a deteriorating balance sheet, underperforming overseas operations and a reduction in its dividend.

Reinsurance Recoverables

At June 30, 2004 the Company had reinsurance recoverables of $21.5 million, consisting of reinsurance recoverables for ceded losses and loss adjustment expenses of $15.5 million and ceded unearned premium of $6.0 million, due from Converium Holding Ltd. and subsidiaries (“Converium”).  The recoverables result from several run-off and active excess and pro-rata reinsurance agreements with Converium expiring through the beginning of 2005 that cover principally marine and energy risks for Navigators Insurance Company and the Lloyd’s operations.  Recoverable amounts at June 30, 2004 recorded by Navigators Insurance Company and the Lloyd’s operations were $1.2 million and $20.3 million, respectively.

In July 2004, Converium publicly announced that their 2004 second quarter financial results were impacted by reserve strengthening and certain intangible write-offs and that the company would explore all options for maintaining strong capitalization.  Both A. M. Best and S&P immediately announced ratings downgrades of Converium and its operating subsidiaries from A to A- with negative outlooks.

The Company is monitoring the financial condition and ongoing activities of Converium to determine if any actions, including the need to record an allowance for uncollectible reinsurance, are appropriate.

Liquidity and Capital Resources

Cash flow provided by operations was $93.2 million and $65.6 million for the six months ended June 30, 2004 and 2003, respectively. The positive operating cash flow in the first six months of 2004 and 2003 was primarily due to the increases in net written premium.  Operating cash flow was used primarily to acquire additional investment assets.

Invested assets and cash increased to $771.4 million at June 30, 2004 from $693.6 million at December 31, 2003. The increase was primarily due to the positive cash flow and the $110.8 million of net proceeds received from the common stock offering in October 2003.  Net investment income was $6.6 million and $4.6 million for the three months ended June 30, 2004 and 2003, respectively, and $12.5 million and $9.2 million for the six months ended June 30, 2004 and 2003, respectively

The yield of the portfolio, excluding net realized capital gains, was 3.5% at June 30, 2004 compared to 4.1% at June 30, 2003 reflecting the prevailing interest rates. As of June 30, 2004 and December 31, 2003, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At June 30, 2004, the weighted average rating of our fixed maturity investments was ‘‘AA’’ by Standard & Poor’s and ‘‘Aa’’ by Moody’s. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At June 30, 2004, our portfolio had an average maturity of 5.4 years and duration of 4.0 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks. The credit facility provides for an $80.0 million letter of credit facility which was increased from $55.0 million in November 2003.  The credit facility also provided for a $9.0 million line of credit facility which was fully utilized prior to the October 2003 common stock offering.  As required by the credit facility agreement, the line of credit was fully paid from a portion of the proceeds from the common stock offering thereby eliminating the line of credit portion of the credit facility.  The letter of credit facility is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. for our participation in Lloyd’s Syndicate 1221. The credit facility agreement requires that the banks vote by November 19th of each year whether or not to renew the letter of credit portion of the facility. If the banks decide not to renew the letter of credit portion of the facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221.  The renewal amendment executed in November 2003 renewed the letter of credit facility for a two-year period.   At June 30, 2004, letters of credit with an aggregate face amount of $78.7 million were issued under the letter of credit facility.

The bank credit facility is collateralized by the common stock of Navigators Insurance Company. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. At June 30, 2004, we were in compliance with all covenants.

At June 30, 2004, our consolidated stockholders’ equity was $302.4 million or $24.00 per share compared to $290.0 million or $23.14 per share at December 31, 2003. The increase was primarily due to net income of $18.0 million partially offset by the other comprehensive loss of $7.2 million for the six months ended June 30, 2004.  The other comprehensive loss in 2004 resulted from unrealized losses in the Company’s investment portfolio due to a rising interest rate environment during the second quarter of 2004.

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

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2003, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2004 without prior regulatory approval was $21,032,000.  Navigators Insurance Company did not pay any dividends in the first six months of 2004.

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

(b)         There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                                   Legal Proceedings

The Company is not a party to or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators Insurance Company drew down the letters of credit, in good faith and consistent with their terms. The liquidator of the reinsurer has commenced suit in Australia, seeking to void the draw downs. If the liquidator were to prevail in its action to void the letters of credit, our maximum exposure would be approximately $4.0 million. We filed motions seeking a prompt dismissal of the liquidator’s claims in Australian court in June 2003, which motions were denied. We have appealed those denials and are vigorously defending our position along with continuing settlement discussions. The appellate court ruled that the case needs to be fully tried before an appeal can be pursued.  Although we believe that we have strong defenses against these claims and a reasonable possibility of defeating the liquidator’s claim and that the liquidator’s assertions run counter to prevailing Australian and United States law, there can be no assurance as to the outcome of this litigation.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

On May 27, 2004, the Company’s stockholders voted for the following matters at the annual stockholders’ meeting:

a)              The election of eight (8) directors to serve until the 2005 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.  The results of the voting were as follows:

Name	For	Withheld

Peter A. Cheney	11,593,342	318,384
Terence N. Deeks	11,620,292	291,434
Robert W. Eager, Jr.	11,593,342	318,384
Stanley A. Galanski	11,619,692	292,034
Leandro S. Galban, Jr.	11,334,437	577,289
John F. Kirby	11,665,077	246,649
Marc M. Tract	8,722,498	3,189,228
Robert F. Wright	11,565,642	346,084

b)             The ratification of the appointment of KPMG LLP as the Company’s independent auditors which was ratified with 11,822,377 votes for, 68,249 votes against and 21,100 votes abstaining.

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

* Included herein.

(b)                       Reports on Form 8-K:

On May 6, 2004, the Company furnished a Form 8-K relating to its press release announcing its first quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)

Date:	August 5, 2004	/s / Paul J. Malvasio
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