Form 10-Q
period 2004-09-30
NAVIGATORS GROUP INC
filed 2004-11-04
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

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

The number of common shares outstanding as of October 27, 2004 was 12,625,706.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2004 (unaudited) and December 31, 2003

Consolidated Statements of Income (unaudited) Three Months Ended September 30, 2004 and 2003
Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Stockholders’ Equity September 30, 2004 and 2003 (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) Three Months Ended September 30, 2004 and 2003
Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2004 and 2003

Notes to Interim Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature

Index of Exhibits

Part 1.           Financial Information

Item 1.           Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2004, $688,993; 2003, $577,904)	$699,828	$588,545
Equity securities, available-for-sale, at fair value (cost: 2004, $17,708; 2003, $11,977)	19,198	13,446
Short-term investments, at cost which approximates fair value	104,794	83,202
Cash	16,029	8,399
Total investments and cash	839,849	693,592

Premiums in course of collection	155,209	128,676
Commissions receivable	2,829	3,970
Prepaid reinsurance premiums	138,957	102,141
Reinsurance receivable on paid losses	17,787	26,270
Reinsurance receivable on unpaid losses and loss adjustment expense	469,428	350,441
Federal income tax recoverable	—	8,747
Net deferred income tax benefit	17,292	15,195
Deferred policy acquisition costs	28,540	24,720
Accrued investment income	6,906	5,546
Goodwill	5,128	5,093
Other assets	10,578	15,067

Total assets	$1,692,503	$1,379,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$909,507	$724,612
Unearned premium	287,450	238,803
Reinsurance balances payable	139,518	97,583
Federal income tax payable	1,821	—
Payable for securities purchased	12,737	12,857
Accounts payable and other liabilities	24,872	15,575
Total liabilities	1,375,905	1,089,430

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 12,625,706 for 2004 and 12,535,360 for 2003	1,263	1,254
Additional paid-in capital	153,881	151,765
Accumulated other comprehensive income	8,752	8,537
Retained earnings	152,702	128,472
Total stockholders’ equity	316,598	290,028

Total liabilities and stockholders’ equity	$1,692,503	$1,379,458

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended September 30,
	2004	2003
	(Unaudited)

Gross written premium	$151,178	$139,632
Revenues:
Net written premium	$65,992	$70,631
Decrease in unearned premium	9,145	3,906
Net earned premium	75,137	74,537
Commission income	1,121	23
Net investment income	6,881	4,634
Net realized capital gains	271	349
Other income (expense)	(127)	139
Total revenues	83,283	79,682

Operating expenses:
Net losses and loss adjustment expenses incurred	49,247	48,526
Commission expense	8,773	9,194
Other operating expenses	16,014	13,539
Interest expense	—	68
Total operating expenses	74,034	71,327

Income before income tax expense	9,249	8,355

Income tax expense (benefit):
Current	4,225	4,195
Deferred	(1,256)	(2,148)
Total income tax expense	2,969	2,047

Net income	$6,280	$6,308

Net income per common share:
Basic	$0.50	$0.74
Diluted	$0.50	$0.73

Average common shares outstanding:
Basic	12,612	8,535
Diluted	12,679	8,691

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)

Gross written premium	$508,756	$455,526
Revenues:
Net written premium	$235,616	$223,295
(Increase) in unearned premium	(10,989)	(17,180)
Net earned premium	224,627	206,115
Commission income	3,608	2,748
Net investment income	19,408	13,847
Net realized capital gains	588	1,235
Other income	267	728
Total revenues	248,498	224,673

Operating expenses:
Net losses and loss adjustment expenses incurred	138,391	135,857
Commission expense	29,840	28,698
Other operating expenses	44,066	37,734
Interest expense	—	251
Total operating expenses	212,297	202,540

Income before income tax expense	36,201	22,133

Income tax expense (benefit):
Current	14,184	8,765
Deferred	(2,213)	(3,807)
Total income tax expense	11,971	4,958

Net income	$24,230	$17,175

Net income per common share:
Basic	$1.93	$2.02
Diluted	$1.91	$1.99

Average common shares outstanding:
Basic	12,584	8,515
Diluted	12,688	8,640

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,254	$851
Shares issued under stock plans	9	4
Balance at end of period	$1,263	$855

Additional paid-in capital
Balance at beginning of year	$151,765	$40,141
Effect of SFAS 123 for stock options	754	547
Shares issued under stock plans	1,362	883
Balance at end of period	$153,881	$41,571

Treasury stock held at cost
Balance at beginning of year	$—	$(236)
Shares issued for vested stock grants	—	236
Balance at end of period	$—	$—

Accumulated other comprehensive income
Net unrealized gains on securities, net of tax
Balance at beginning of year	$7,871	$9,499
Change in period	139	(8)
Balance at end of period	8,010	9,491
Cumulative translation adjustments, net of tax
Balance at beginning of year	666	233
Net adjustment for period	76	480
Balance at end of period	742	713
Balance at end of period	$8,752	$10,204

Retained earnings
Balance at beginning of year	$128,472	$120,787
Net income	24,230	17,175
Balance at end of period	$152,702	$137,962

Total stockholders’ equity at end of period	$316,598	$190,592

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended September 30,
	2004	2003
	(Unaudited)

Net income	$6,280	$6,308
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax (benefit) expense of $4,073 and $(1,908) in 2004 and 2003, respectively (1)	7,564	(3,749)
Change in foreign currency translation gains, net of tax (benefit) expense of $(89) and $100 in 2004 and 2003, respectively	(165)	186
Other comprehensive income (loss)	7,399	(3,563)

Comprehensive income	$13,679	$2,745

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$7,740	$(3,477)
Less: reclassification adjustment for net gains included in net income	176	272
Net unrealized gains (losses) on securities	$7,564	$(3,749)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)

Net income	$24,230	$17,175
Other comprehensive income:
Change in net unrealized gains (losses) on securities, net of tax expense of $75 and $165 in 2004 and 2003, respectively(1)	139	(8)
Change in foreign currency translation gains, net of tax expense of $41 and $258 in 2004 and 2003, respectively	76	480
Other comprehensive income	215	472

Comprehensive income	$24,445	$17,647

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during period	$521	$1,002
Less: reclassification adjustment for net gains included in net income	382	1,010
Net unrealized gains (losses) on securities	$139	$(8)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Operating activities:
Net income	$24,230	$17,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	893	1,222
Net deferred income tax (benefit)	(2,213)	(3,807)
Net realized capital (gains)	(588)	(1,235)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(110,504)	(41,894)
Reserve for losses and loss adjustment expenses	184,895	92,788
Prepaid reinsurance premiums	(36,816)	(58,046)
Unearned premium	48,647	74,625
Premiums in course of collection	(26,533)	(21,951)
Commissions receivable	1,141	201
Deferred policy acquisition costs	(3,820)	790
Accrued investment income	(1,360)	(1,486)
Reinsurance balances payable	41,935	47,537
Federal income tax	10,568	3,137
Other	11,273	1,877
Net cash provided by operating activities	141,748	110,933

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	118,753	5,677
Sales	225,858	191,899
Purchases	(457,892)	(287,825)
Equity securities, available-for-sale
Sales	3,646	1,607
Purchases	(8,916)	(1,480)
Change in payable for securities	(120)	3,965
Net change in short-term investments	(15,123)	(27,642)
Purchase of property and equipment	(1,446)	(1,339)
Net cash (used in) investing activities	(135,240)	(115,138)

Financing activities:
Repayment of bank loan	—	(5,500)
Proceeds from Employee Stock Purchase Plan	434	—
Proceeds from exercise of stock options	688	426
Net cash provided by (used in) financing activities	1,122	(5,074)

Increase (decrease) in cash	7,630	(9,279)
Cash at beginning of year	8,399	13,443
Cash at end of period	$16,029	$4,164

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	3,597	5,761
Interest paid	—	252
Issuance of stock to directors	60	72

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

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $84,858,000 and $65,184,000 for the three months ended September 30, 2004 and 2003, respectively, and were $237,565,000 and $174,299,000 for the nine months ended September 30, 2004 and 2003, respectively.  The Company’s ceded incurred losses were $69,907,000 and $32,888,000 for the three months ended September 30, 2004 and 2003, respectively, and were $194,095,000 and $96,393,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note 3.  Segment Information

The Company’s subsidiaries are primarily engaged in the writing and management of property and casualty insurance.  The Company’s segments include the Insurance Companies, the Lloyd’s operations and the Navigators Agencies, each of which is managed separately.  The Insurance Companies consist of Navigators Insurance Company, which includes a branch in the U.K. (the “U.K. Branch”), and NIC Insurance Company and currently are primarily engaged in underwriting marine insurance and related lines of business, contractors’ general liability insurance, and professional liability insurance.  The Lloyd’s operations underwrite marine and related lines of business at Lloyd’s of London.  The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and unaffiliated companies.  All segments are evaluated based on their GAAP results.

The Insurance Companies and the Lloyd’s operations are measured by taking into account net premiums earned, incurred losses and loss adjustment expenses (“LAE”), commission expense and other underwriting expenses.  The Navigators Agencies’ results include commission income less other operating expenses.  Parent and other operations include inter-segment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments.  Each segment also maintains their own investments, on which they earn income and realize capital gains or losses.

Financial data by segment for the three months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Total
	($ in thousands)

Gross written premium	$107,318	$45,004		$(1,144)	$151,178
Net written premium	44,904	21,088			65,992

Revenues:
Net earned premium	51,541	23,596		—	75,137
Commission income	—	300	$7,797	(6,976)	1,121
Net investment income	6,225	649	2	5	6,881
Net realized capital gains (losses)	326	(55)	—	—	271
Other income (expense)	(7)	(378)	258	—	(127)
Total revenues	58,085	24,112	8,057	(6,971)	83,283

Operating expenses:
Net losses and LAE	35,401	13,846	—	—	49,247
Commission expense	11,682	4,067	—	(6,976)	8,773
Other operating expenses	1,780	3,425	9,616	1,193	16,014
Total operating expenses	48,863	21,338	9,616	(5,783)	74,034

Income (loss) before income tax expense (benefit)	9,222	2,774	(1,559)	(1,188)	9,249
Income tax expense (benefit)	2,871	971	(460)	(413)	2,969
Net income (loss)	$6,351	$1,803	$(1,099)	$(775)	$6,280

Identifiable assets (2)	$1,247,123	$467,998	$15,721	$33,039	$1,692,503

Loss and LAE ratio	68.7%	58.7%			65.5%
Commission expense ratio	22.7%	17.2%			21.0%
Other operating expense ratio	3.4%	14.5%			6.9%
Combined ratio	94.8%	90.4%			93.4%

(1) Includes inter-segment eliminations.

(2) Does not cross-foot due to inter-segment eliminations.

	Three Months Ended September 30, 2003
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$100,097	$47,005		$(7,470)	$139,632
Net written premium	54,831	15,800		—	70,631

Revenues:
Net earned premium	57,529	17,008		—	74,537
Commission income	—	136	$7,990	(8,103)	23
Net investment income	4,207	422	(2)	7	4,634
Net realized capital gains	217	132	—	—	349
Other income (expense)	(82)	(98)	443	(124)	139
Total revenues	61,871	17,600	8,431	(8,220)	79,682

Operating expenses:
Net losses and LAE	37,732	10,794	—	—	48,526
Commission expense	14,189	3,108	—	(8,103)	9,194
Other operating expenses	1,461	2,049	8,610	1,419	13,539
Interest expense	—	—	—	68	68
Total operating expenses	53,382	15,951	8,610	(6,616)	71,327

Income (loss) before income tax expense (benefit)	8,489	1,649	(179)	(1,604)	8,355
Income tax expense (benefit)	2,726	—	(146)	(533)	2,047
Net income (loss)	$5,763	$1,649	$(33)	$(1,071)	$6,308

Identifiable assets (2)	$829,161	$348,052	$17,266	$25,649	$1,153,101

Loss and LAE ratio	65.6%	63.5%			65.1%
Commission expense ratio	24.7%	18.3%			23.2%
Other operating expense ratio	2.5%	12.0%			4.6%
Combined ratio	92.8%	93.8%			92.9%

(1) Includes inter-segment eliminations.

(2) Does not cross-foot due to inter-segment eliminations.

Financial data by segment for the nine months ended September 30, 2004 and 2003 was as follows:

	Nine Months Ended September 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Total
	($ in thousands)

Gross written premium	$326,755	$186,471		$(4,470)	$508,756
Net written premium	145,614	90,002			235,616

Revenues:
Net earned premium	156,506	68,121			224,627
Commission income	—	863	$23,884	(21,139)	3,608
Net investment income	17,538	1,844	6	20	19,408
Net realized capital gains (losses)	707	(119)	—	—	588
Other income (expense)	6	(368)	629	—	267
Total revenues	174,757	70,341	24,519	(21,119)	248,498

Operating expenses:
Net losses and LAE	100,669	37,722	—	—	138,391
Commission expense	39,069	11,910	—	(21,139)	29,840
Other operating expenses	3,967	9,654	27,314	3,131	44,066
Total operating expenses	143,705	59,286	27,314	(18,008)	212,297

Income (loss) before income tax expense (benefit)	31,052	11,055	(2,795)	(3,111)	36,201
Income tax expense (benefit)	9,892	3,869	(852)	(938)	11,971
Net income (loss)	$21,160	$7,186	$(1,943)	$(2,173)	$24,230

Identifiable assets (2)	$1,247,123	$467,998	$15,721	$33,039	$1,692,503

Loss and LAE ratio	64.3%	55.4%			61.6%
Commission expense ratio	25.0%	17.5%			22.7%
Other operating expense ratio	2.5%	14.2%			6.1%
Combined ratio	91.8%	87.1%			90.4%

(1) Includes inter-segment eliminations.

(2) Does not cross-foot due to inter-segment eliminations.

	Nine Months Ended September 30, 2003
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$311,324	$169,480		$(25,278)	$455,526
Net written premium	160,289	63,006		—	223,295

Revenues:
Net earned premium	154,537	51,578		—	206,115
Commission income	—	480	$23,713	(21,445)	2,748
Net investment income	12,406	1,413	20	8	13,847
Net realized capital gains	642	593	—	—	1,235
Other income (expense)	6	116	980	(374)	728
Total revenues	167,591	54,180	24,713	(21,811)	224,673

Operating expenses:
Net losses and LAE	102,602	33,255	—	—	135,857
Commission expense	40,931	9,212	—	(21,445)	28,698
Other operating expenses	3,964	5,895	23,813	4,062	37,734
Interest expense	—	—	—	251	251
Total operating expenses	147,497	48,362	23,813	(17,132)	202,540

Income (loss) before income
tax expense (benefit)	20,094	5,818	900	(4,679)	22,133
Income tax expense (benefit)	6,361	—	207	(1,610)	4,958
Net income (loss)	$13,733	$5,818	$693	$(3,069)	$17,175

Identifiable assets (2)	$829,161	$348,052	$17,266	$25,649	$1,153,101

Loss and LAE ratio	66.4%	64.5%			65.9%
Commission expense ratio	26.5%	17.9%			24.3%
Other operating expense ratio	2.5%	11.4%			4.8%
Combined ratio	95.4%	93.8%			95.0%

(1)Includes inter-segment eliminations.

(2)Does not cross-foot due to inter-segment eliminations.

The Insurance Companies’ net earned premium includes $7,670,000 and $7,442,000 of net earned premium from the U.K. Branch for the three months ended September 30, 2004 and 2003, respectively, and $23,849,000 and $23,442,000 of net earned premium for the nine months ended September 30, 2004 and 2003, respectively.

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

Stock based compensation is expensed as the awards vest.  The amount charged to expense for stock grants was $275,000 and $309,000 for the three months ended September 30, 2004 and 2003, respectively and $922,000 and $795,000 for the nine months ended September 30, 2004 and 2003, respectively.  The amount charged to expense for stock options was $276,000 and $191,000 for the three months ended September 30, 2004 and 2003, respectively, and $754,000, and $592,000 for the nine months ended September 30, 2004 and 2003, respectively.  Stock appreciation rights resulted in expense of $107,000 and $545,000 for the three months ended September 30, 2004 and 2003, respectively, and income of $152,000 and expense of $1,718,000 for the nine months ended September 30, 2004 and 2003, respectively, all of which were included in other operating expenses for the periods indicated.

In addition, $30,000 and $18,000 were expensed for the three months ended September 30, 2004 and 2003, respectively, and $90,000 and $72,000 for the nine months ended September 30, 2004 and 2003, respectively, for stock issued annually to non-employee directors as part of the directors’ compensation for serving on the Company’s Board of Directors.

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

In September 2004, the FASB approved issuing a Staff Position to delay the requirement to record impairment losses under Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”).  The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and becomes effective.  The Company will review the new guidance when it becomes available.

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

Lloyd’s Syndicate 1221 has stamp capacity of £150.0 million ($273.8 million) in 2004 compared to £125.0 million ($200.3 million) in 2003.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 97.4% of Syndicate 1221’s capacity for both the 2004 and 2003 underwriting years.  The Lloyd’s operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility each year.  If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.  The renewal amendment executed in November 2003 renewed the letter of credit facility for a two year period expiring in November 2005.  The bank facility is collateralized by all of the common stock of Navigators Insurance Company.

Note 8.  Income Tax - Valuation Allowance

The Company’s valuation allowance relating to its foreign operations decreased by $572,000 and $2,056,000 in the three and nine months ended September 30, 2003, respectively, relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At September 30, 2003, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $2,473,000, along with a valuation allowance equal to those benefits.  Although the foreign operations were profitable in the first nine months of 2003, the valuation allowance was released only to the extent of those profits since, in management’s judgment, future profitability at that time remained uncertain.  This process continued for the first nine months of 2003.  Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined in the fourth quarter of 2003 to be more likely than not that the deferred tax assets resulting from the foreign net operating loss carryforwards will be realized.  Therefore, the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

The Company also had state and local operating loss carryforwards amounting to potential future tax benefits of $4,523,000 and $3,274,000 at September 30, 2004 and December 31, 2003, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

Note 9.  Commitments and Contingencies

The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators Insurance Company drew down the letters of credit, in good faith and consistent with their terms.  The liquidator of the reinsurer had commenced suit in Australia, seeking to void the draw downs.  Navigators Insurance Company appealed those denials and continued settlement discussions.  The settlement discussions resulted in a Settlement and Commutation Agreement (the “Agreement”) between Navigators Insurance Company and the reinsurer.  As a result of the Agreement, all reinsurance treaties between the parties have been commuted and the litigation proceedings against Navigators Insurance Company have been discontinued.  Navigators Insurance Company was adequately reserved for the settlement which had no material impact on the accompanying financial statements.

Note 10.  Reinsurance Recoverables

At September 30, 2004, the Company had reinsurance recoverables of $22.2 million, consisting of reinsurance recoverables for ceded losses and loss adjustment expenses of $15.9 million and ceded unearned premium of $6.3 million, due from Converium Holding Ltd. and subsidiaries (“Converium”).  The recoverables result from several run-off and active excess and pro-rata reinsurance agreements with Converium expiring through the beginning of 2005 that cover principally marine and energy risks for Navigators Insurance Company and the Lloyd’s operations.  Recoverable amounts at September 30, 2004 recorded by Navigators Insurance Company and the Lloyd’s operations were $2 million and $20.2 million, respectively.

Converium reported that its 2004 second quarter financial results were impacted by reserve strengthening and certain intangible write-offs resulting in a net loss for the 2004 six-month period.  Converium reported that its 2004 third quarter financial results continued to reflect an operating loss.  On October 13, 2004, Converium announced that it closed its shareholder rights offering which raised approximately $420 million of capital.  Converium is rated B++ from A.M. Best and BBB+ from S&P.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, including Converium, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q are ‘‘forward-looking statements’’ as defined in the Private Securities Litigation Reform Act of 1995.   Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

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

Over the past three years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004.  Specialty liability losses have also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market.  Rates continue to increase in our specialty liability business, albeit at a slower pace.  In the professional liability market, the enactment of the

Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and increased frequency of securities-related class action litigation, has lead to an invigorated interest in professional liability insurance generally. These conditions resulted in rate increases in 2002 and 2003 as well as an overall improvement in policy terms and conditions for our professional liability line of business.  The professional liability business has experienced single digit premium rate decreases in 2004.  We believe that the professional liability market will continue to see 2004 rates decrease in certain areas, including directors and officers coverages.

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

Industry Investigations

The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices.  The New York State Attorney General has filed a civil complaint against a large insurance broker alleging, among other things, that so-called contingent commission arrangements conflict with the broker’s duties to its customers and that the broker and several insurers for whom it produced business engaged in anti-competitive practices in connection with insurance premium quotes for commercial property and casualty insurance.  The New York State Attorney General’s ongoing industry-wide investigation may expand to include additional companies in both the property and casualty and life and health insurance businesses as well as other sales practices.    Similar legal and regulatory proceedings and investigations have been commenced by other regulatory bodies in other states and additional regulatory bodies may commence actions in the future.  These investigations and proceedings could result in legal precedents and new industry-wide legislation, rules or regulations that could significantly affect our industry and may also continue to cause stock price volatility for companies in the insurance industry.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial statements. Management considers certain of these policies to be critical to the presentation of the financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the reporting period. Certain of the estimates result from judgments that can be subjective and complex, and consequently actual results may differ from these estimates, which would be reflected in future periods.

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

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine months ended September 30, 2004 and 2003.  All per share figures contained in this section are calculated based upon the diluted number of shares.

Our 2004 and 2003 third quarter and nine month overall results of operations reflect increasing premium rates as a result of improved market conditions beginning in late 2000 that continued through 2003 and at a reduced rate through the third quarter of 2004.  Net income for the three months ended September 30, 2004 and 2003 was $6.3 million or $0.50 per share and $6.3 million or $0.73 per share, respectively.  Net income for the first nine months of 2004 and 2003 was $24.2 million or $1.91 per share and $17.2 million or $1.99 per share, respectively.  The net loss from Hurricane Ivan, which occurred in September 2004, reduced net income by approximately $3.3 million or $0.26 per share in the 2004 third quarter.  The Hurricane Ivan net loss amount is inclusive of expected reinsurance recoveries and related cost for reinsurance reinstatement premiums.

We experienced premium growth as measured by net earned premium in the third quarter of 2004 of $75.1 million compared to $74.5 million in the third quarter of 2003, a 0.8% increase.  The 2003 third quarter and nine month period included approximately $8.6 million of earned premium as a result of a commutation agreement with a former member of the marine pool whereby Navigators Insurance Company, retroactively to January 1, 2003, increased its participation in the marine pool from 70% to 80% for the 2003 underwriting year.  Excluding this commutation, net earned premium increased 13.9% primarily due to business expansion and, to a lesser extent, increased premium rates.  The 9.0% increase (13.7% excluding the commutation) in net earned premium for the first nine months of 2004 compared to the same period in 2003 was also due to business expansion and premium rate increases.  The Company’s combined ratios, which is a measure of underwriting profitability, for the third quarter and first nine months of 2004 were 93.4% and 90.4%, respectively, compared to 92.9% and 95.0% for the third quarter and first nine months of 2003, respectively.  The combined loss and expense ratios for the 2004 third quarter and nine month period were increased by an aggregate 6.5 and 2.2 combined ratio points, respectively, for the net loss from Hurricane Ivan.

Cash flow from operations increased in the first nine months of 2004 to $141.7 million from $110.9 million in the first nine months of 2003, a 27.8% increase, contributing to the growth in invested assets and net investment income.  Cash flow from operations in the third quarter of 2004 increased to $48.5 million, a 7.1% increase over the 2003 third quarter.

Consolidated stockholders’ equity increased 9.2% to $316.6 million or $25.08 per share at September 30, 2004 compared to $290.0 million or $23.14 per share at December 31, 2003.  The increase was primarily due to net income of $24.2 million for the first nine months of 2004.  Net income was $6.3 million and other comprehensive income was $7.4 million for the third quarter of 2004.  Other comprehensive income (loss) consists of the change in both after-tax unrealized gains and losses on investments and after-tax currency translation gains on the Company’s foreign operations.

Revenues.  Gross written premium increased to $151.2 million and $508.8 million in the third quarter and first nine months of 2004, respectively, from $139.6 million and $455.5 million in the third quarter and first nine months of 2003, respectively, an 8.3% increase for the three months and an 11.7% increase for the nine months.  The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended September 30,
	2004				2003
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:
Marine	$48,413	32.0%	$15,576	$17,862	$45,716	32.7%	$28,691	$27,322
Specialty	39,025	25.8%	20,677	22,824	33,861	24.3%	14,933	19,900
Professional Liability	18,723	12.4%	6,703	5,692	12,428	8.9%	3,182	2,680
Assumed from Lloyd’s	1,056	0.7%	1,056	4,271	7,746	5.5%	7,733	7,320
Other (includes run-off)	101	0.1%	892	892	346	0.2%	292	307
Insurance Companies Total	107,318	71.0%	44,904	51,541	100,097	71.6%	54,831	57,529

Lloyd’s Operations:
Marine	39,807	26.4%	18,941	22,075	39,243	28.1%	12,945	14,806
Other	5,197	3.4%	2,147	1,521	7,762	5.6%	2,855	2,202
Lloyd’s Operations Total	45,004	29.8%	21,088	23,596	47,005	33.7%	15,800	17,008
Intercompany elimination	(1,144)	-0.8%	—	—	(7,470)	-5.3%	—	—
Total	$151,178	100.0%	$65,992	$75,137	$139,632	100.0%	$70,631	$74,537

Note:  Certain amounts for the prior period have been reclassified to conform to the current period’s presentation.

	Nine Months Ended September 30,
	2004				2003
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:
Marine	$159,412	31.3%	$61,219	$59,124	$149,080	32.7%	$73,227	$70,572
Specialty	110,739	21.8%	60,229	65,728	97,475	21.4%	51,558	62,311
Professional Liability	51,982	10.2%	19,080	14,199	37,987	8.3%	9,454	6,186
Assumed from Lloyd’s	4,398	0.9%	4,191	16,554	26,164	5.8%	26,151	15,500
Other (includes run-off)	224	0.0%	895	901	618	0.1%	(101)	(32)
Insurance Companies Total	326,755	64.2%	145,614	156,506	311,324	68.3%	160,289	154,537

Lloyd’s Operations:
Marine	168,564	33.2%	81,979	64,918	145,708	32.0%	54,260	47,912
Other	17,907	3.5%	8,023	3,203	23,772	5.2%	8,746	3,666
Lloyd’s Operations Total	186,471	36.7%	90,002	68,121	169,480	37.2%	63,006	51,578
Intercompany elimination	(4,470)	-0.9%	—	—	(25,278)	-5.5%	—	—
Total	$508,756	100.0%	$235,616	$224,627	$455,526	100.0%	$223,295	$206,115

Note:  Certain amounts for the prior period have been reclassified to conform to the current period’s presentation.

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine. The marine gross written premium for the third quarter of 2004 increased 5.9% compared to the third quarter of 2003 partially due to the approximate 3.0% increase in premium rates resulting in higher premiums on new and renewal business. The generally improved pricing environment resulted in Navigators Insurance Company increasing its writing of new business.  Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 80% in the first nine months of 2004.  Navigators Insurance Company’s participation in the insurance pool was retroactively increased from 70% to 80% effective January 1, 2003 in the 2003 third quarter when it entered into a commutation agreement with a former pool member.  The marine gross written premium for the first nine months of 2004 increased 6.9% compared to the first nine months of 2003 partially due to the approximate 3.7% increase in premium rates resulting in higher premiums on new and renewal business.

Specialty. This business consists primarily of general liability business for small general and artisan contractors as well as other targeted commercial risks.  The specialty gross written premium for the third quarter of 2004 increased 15.3% compared to the third quarter of 2003 primarily due to the approximate 6.9% increase in the construction liability premium rates resulting in higher premiums on new and renewal business. The increase in the specialty gross written premium for the first nine months of 2004 of 13.6% compared to the first nine months of 2003 was primarily due to the approximate 18.5% increase in the California construction liability premium rates resulting in higher premiums on new and renewal business.  The number of California construction liability in-force policies decreased significantly over the last year as a result of our efforts to scale back the number of small artisan policies we write.  The new business and the rate increases resulted from a tightening market for California contractors’ liability insurance.

Professional Liability. Our insurance company subsidiaries write professional liability insurance, primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  The professional liability gross written premium for the third quarter and first nine months of 2004 increased 50.7% and 36.8%, respectively, compared to the third quarter and first nine months of 2003, reflecting the expansion of this business.  Premium rates for this business decreased approximately 10.4% and 5.5% in the third quarter and first nine months of 2004 compared to the third quarter and first nine months of 2003, respectively, following an approximate 28.0% increase for the twelve months ended December 31, 2003.  The 2004 premium rate decreases are reflective of softening market conditions.

Assumed from Lloyd’s Operations.  During 2002 and 2003, the Insurance Companies participated in quota share treaties written by the Company’s Lloyd’s operations.  The participations included marine and energy business.

Lloyd’s Operations’ Gross Written Premium

Marine. The marine gross written premium for the third quarter and nine month period of 2004 increased 1.4% and 15.7%, respectively, compared to the same periods in 2003.  The increases were due to expansion of the business.  The premium rates for the three months and nine months ended September 30, 2004 were down approximately 2.0% and up 1.1%, respectively, compared to the same periods in 2003.

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

Ceded written premium for the 2004 and 2003 third quarters was $85.2 million and $69.0 million, respectively, or 56.3% and 49.4% of the gross written premium, respectively.  The 2004 third quarter’s ceded premium includes $2.2 million of reinstatement premium on reinsurance treaties from ceded losses resulting from Hurricane Ivan.  The 2003 ceded written premium reflects an increase in the premium ceded under the specialty business reinsurance treaty for the period from April 1, 2003 to September 30, 2003 which provided a statutory capital benefit.  The reinsurance treaty change had no impact on net income or stockholders’ equity.  The ceded premium for 2003 also reflects a decrease in ceded premium resulting from a commutation agreement with a former member of the marine pool.

The ceded written premium for the first nine months of 2004 and 2003 was $273.1 million and $232.2 million, respectively, or 53.7% and 51.0% of gross written premium, respectively.

Net Written Premium.  Net written premium decreased 6.6% in the third quarter of 2004 and increased 5.5% in the first nine months of 2004 compared to the third quarter and first nine months of 2003.  The 2003 third quarter includes net written premium of $11.8 million recorded by the Company as a result of a commutation agreement with a former member of the marine pool whereby the Company, in the third quarter of 2003, retroactively increased its participation in the marine pool from 70% to 80% for the 2003 underwriting year.  Exclusive of such commutation, the 2004 third quarter and nine month period net written premium increased 12.1% and 11.4%, respectively, compared to the same periods in 2003.  The increase to the net written premium resulted from expansion of the business and rate increases on new and renewal business.

Net Earned Premium.  Net earned premium increased 0.8% in the third quarter of 2004 and 9.0% in the first nine months of 2004 compared to the third quarter and first nine months of 2003.  Without the affect of the commutation with the former pool member, the net earned premium for the 2004 third quarter and nine month period increased 13.9% and 13.7%, respectively, compared to the same periods in 2003.  The increases resulted from the increased net written premium.

Commission Income.  Commission income from unaffiliated business increased to $1.1 million in the third quarter of 2004 from $23,000 in the third quarter of 2003 and to $3.6 million in the first nine months of 2004 from $2.7 million in the first nine months of 2003.  The increases resulted from the increased profit commissions on the Lloyd’s operations and from the decrease in the 2003 third quarter’s commission as the result of a commutation with a former marine pool member.

Net Investment Income.  Net investment income increased 48.5% in the 2004 third quarter and 40.2% in the first nine months of 2004 compared to the same periods in 2003 due to the increase in invested assets resulting from positive cash flow stemming from the increased premium volume and the proceeds from our October 2003 common stock offering.  Our net proceeds from the offering amounted to $110.8 million.

Net Realized Capital Gains (Losses).  Pre-tax net income included a $271,000 net realized capital gain for the three months ended September 30, 2004 compared to a capital gain of $349,000 for the 2003 third quarter.  On an after-tax basis, the net realized capital gain was $177,000 or $0.01 per share and $272,000 or $0.03 per share for the 2004 and 2003 third quarters, respectively.  Pre-tax net income included $588,000 of net realized capital gains for the nine months ended September 30, 2004 compared to $1,235,000 for the first nine months of

2003.  On an after-tax basis, the net realized capital gains were $382,000 or $0.03 per share and $1,010,000 or $0.12 per share for the first nine months of 2004 and 2003, respectively.

Other Income/(Expense). Other income/(expense) for the third quarter and first nine months of 2004 and 2003 consisted primarily of foreign exchange gains and losses, and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred.  The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2004 third quarter and nine month period were 65.5% and 61.6%, respectively, compared to 65.1% and 65.9% for the comparable periods in 2003.  The 2004 third quarter was adversely impacted by $2.9 million of net losses from Hurricane Ivan which, along with the affect of the $2.2 million of reinstatement premium caused by the ceded Hurricane Ivan losses, increased the loss ratio for the third quarter and first nine months of 2004 by 5.6 and 1.9 loss ratio points, respectively.  The loss ratios for the third quarter and first nine months of 2004 were favorably impacted by 1.6 and 2.3 loss ratio points, respectively, for a redundancy of prior year loss reserves in our Lloyd’s operations.  The first nine months of 2003 was negatively impacted by 1.4 loss ratio points for loss activity related to run-off lines of business, all of which occurred in the first six months of 2003.

The following tables set forth our net loss reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	($ in thousands)
Insurance Companies:
Marine	$126,872	$110,698
Specialty	143,762	114,167
Professional Liability	15,369	7,059
Assumed from Lloyd’s Operations	17,733	14,323
Other (primarily run-off business)	23,546	24,390
Total Insurance Companies	327,282	270,637

Lloyd’s Operations:
Marine	107,753	100,936
Other	5,044	2,598
Total Lloyd’s Operations	112,797	103,534

Total net loss reserves	$440,079	$374,171

Total net case loss reserves	$177,384	$154,531
Total net IBNR loss reserves	262,695	219,640

Total net loss reserves	$440,079	$374,171

At September 30, 2004, the IBNR portion of the net loss reserves was 59.7% of our total loss reserves compared to 58.7% at December 31, 2003.

At September 30, 2004, a 10% change in the net loss reserves would equate to $44.1 million which would represent an after-tax charge to net income of $28.7 million or 9.1% of stockholders’ equity.  Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate.  Any adjustments that result from this review are recorded in the quarter in which they are identified.

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

Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. Our longer tail business includes our specialty liability and professional liability insurance. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim.  Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount can vary from the original estimate.

Specialty Liability and Professional Liability. Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to California construction liability claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law became effective July 1, 2002 with a sunset provision effective January 1, 2011 and provides for an alternate dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length to settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.  There were 1,007 specialty liability claims open at September 30, 2004.

The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. Our professional liability business is relatively immature, with our first writing of the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business.  Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.  There were 279 professional liability claims open at September 30, 2004.

The following tables set forth our net loss and LAE loss reserves for our specialty construction liability and professional liability businesses for the periods indicated:

	September 30, 2004
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$23,149	$105,271	$128,420	82.0%
Professional liability	442	14,927	15,369	97.1%

Total	$23,591	$120,198	$143,789	83.6%

	December 31, 2003
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$20,365	$83,450	$103,815	80.4%
Professional liability	159	6,900	7,059	97.7%

Total	$20,524	$90,350	$110,874	81.5%

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

In the fourth quarter of 2003, Navigators Insurance Company increased its gross and net asbestos reserves for losses by $77.6 million and $31.6 million, respectively.  As a result, gross and net incurred losses increased by the amount of the respective reserve increase.  The $31.6 million of net asbestos losses included $25.7 million of uncollectible reinsurance.

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

Loss development activity for asbestos related exposures in the third quarter and first nine months of 2004 has not been significant.

Loss development activity for environmental losses in the third quarter and first nine months of 2004 has generally consisted of oil spill claims on marine liability policies written in the ordinary course of business by the Insurance Companies.

The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, which we believe is subject to uncertainties greater than those presented by other types of claims:

	Three Months Ended September 30, 2004
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,497	$8,680	$87,177
Incurred Losses & LAE	(85)	(1,052)	(1,137)
Calendar Year Payments	83	(347)	(264)
Ending Reserves	$78,329	$7,975	$86,304

Net of Reinsurance
Beginning Reserve	$32,092	$2,232	$34,324
Incurred Losses & LAE	(35)	(489)	(524)
Calendar Year Payments	65	(154)	(89)
Ending Reserves	$31,992	$1,897	$33,889

	Nine Months Ended September 30, 2004
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,472	$6,800	$85,272
Incurred Losses & LAE	(18)	1,192	1,174
Calendar Year Payments	125	17	142
Ending Reserves	$78,329	$7,975	$86,304

Net of Reinsurance
Beginning Reserve	$32,083	$1,153	$33,236
Incurred Losses & LAE	(10)	734	724
Calendar Year Payments	81	(10)	71
Ending Reserves	$31,992	$1,897	$33,889

Type of Business	Claim Count January 1, 2004	New Claims During Period	Claims Settled or Resolved During Period	Claim Count September 30, 2004

Environmental	86	30	18	98
Asbestos	108	33	20	121
Total	194	63	38	219

Our management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims.

Commission Expense. Commission expense paid to brokers and agents is generally on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium.  Commissions are generally deferred and recorded to deferred policy acquisition costs to the extent that they relate to unearned premium.  Commission expense declined as a percentage of earned premium in the third quarter and first nine months of 2004 compared to the 2003 third quarter and first nine months generally as the result of a decline in commissions paid to brokers and agents coupled with the receipt of ceding commissions from reinsurers.  The decrease in the commission percentage reflects lower commission rates and a trend among the major brokers to charge a flat fee to some of their major clients as opposed to a percentage of the premium.  Under flat fee arrangements, the amount of premium normally is correspondingly reduced since no commission is being paid to the broker by the Company.

Other Operating Expenses. The 18.3% and 16.8% increase in other operating expenses in the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003 is attributable primarily to employee related expenses resulting from expansion of the business coupled with the increased costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest Expense.  The outstanding loan balance was paid in October 2003 from a portion of the proceeds from the Company’s common stock offering and no additional borrowings have been made subsequently, therefore no interest expense was recorded in the third quarter and first nine months of 2004.

Income Taxes. The income tax expense was $3.0 million and $2.0 million for the third quarter of 2004 and 2003, respectively.  The effective tax rates for the 2004 and 2003 third quarters were 32.1% and 24.5%, respectively.  The first nine months of 2004 and 2003 had income tax expense of $12.0 million and $5.0 million, respectively, resulting in an effective tax rate of 33.1% and 22.4%, respectively.  As of September 30, 2004 and 2003, the net deferred Federal, foreign, state and local tax assets were $17.3 million and $15.2 million, respectively.

The Company’s valuation allowance relating to its foreign operations decreased by $572,000 and $2,056,000 in the three and nine months ended September 30, 2003, respectively, relating to the reduction in the loss carryforward at the Company’s foreign operations resulting from income generated by these operations in 2003.  At September 30, 2003, the Company had loss carryforwards remaining at its foreign operations amounting to potential future tax benefits of $2,473,000, along with a valuation allowance equal to those benefits.  Although the foreign operations were profitable in the first nine months of 2003, the valuation allowance was released only to the extent of those profits since future profitability remained uncertain.  This process continued for the first nine months of 2003.  Due to the continued profitability and projected favorable market conditions for the foreseeable future, it was determined in the fourth quarter of 2003 to be more likely than not that the deferred tax assets resulting from the foreign net operating loss carryforwards will be realized, therefore the remaining valuation allowance related to the foreign operations was released in the fourth quarter of 2003.

The Company also had state and local operating loss carryforwards amounting to potential future tax benefits of $4,523,000 and $3,274,000 at September 30, 2004 and December 31, 2003, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

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

Following are the results of operations for the Insurance Companies for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Net earned premium	$51,541	$57,529	$156,506	$154,537
Net investment income	6,225	4,207	17,538	12,406
Net realized capital gains	326	217	707	642
Other income	(7)	(82)	6	6
Total revenues	58,085	61,871	174,757	167,591

Operating expenses:
Net losses and LAE	35,401	37,732	100,669	102,602
Commission expense	11,682	14,189	39,069	40,931
Other operating expenses	1,780	1,461	3,967	3,964
Total operating expenses	48,863	53,382	143,705	147,497

Income before income tax expense	9,222	8,489	31,052	20,094

Income tax expense	2,871	2,726	9,892	6,361

Net income	$6,351	$5,763	$21,160	$13,733

Loss and LAE ratio	68.7%	65.6%	64.3%	66.4%
Commission expense ratio	22.7%	24.7%	25.0%	26.5%
Other operating expense ratio	3.4%	2.5%	2.5%	2.5%
Combined ratio	94.8%	92.8%	91.8%	95.4%

Following are the underwriting results of the Insurance Companies for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)

Marine	$17,862	$13,222	$4,785	$(145)	74.0%	26.8%	100.8%
Specialty	22,824	15,749	6,516	559	69.0%	28.5%	97.5%
Professional Liability	5,692	3,450	915	1,327	60.6%	16.1%	76.7%
Assumed from Lloyd’s Operations	4,271	1,997	1,241	1,033	46.7%	29.1%	75.8%
Other (includes run-off) business	892	983	5	(96)	110.2%	0.6%	110.8%
Total	$51,541	$35,401	$13,462	$2,678	68.7%	26.1%	94.8%

	Three Months Ended September 30, 2003
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)

Marine	$27,322	$17,251	$8,230	$1,841	63.1%	30.1%	93.2%
Specialty	19,900	14,486	5,053	361	72.8%	25.4%	98.2%
Professional Liability	2,680	1,608	330	742	60.0%	12.3%	72.3%
Assumed from Lloyd’s Operations	7,320	4,773	2,026	521	65.2%	27.7%	92.9%
Other (includes run-off) business	307	(386)	11	682	NM	NM	NM
Total	$57,529	$37,732	$15,650	$4,147	65.6%	27.2%	92.8%

NM = Not meaningful

Following are the underwriting results of the Insurance Companies for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)

Marine	$59,124	$37,691	$16,044	$5,389	63.7%	27.2%	90.9%
Specialty	65,728	44,551	19,361	1,816	67.8%	29.5%	97.3%
Professional Liability	14,199	8,581	2,661	2,957	60.4%	18.7%	79.1%
Assumed from Lloyd’s Operations	16,554	8,942	4,963	2,649	54.0%	30.0%	84.0%
Other (includes run-off) business	901	904	7	(10)	100.3%	0.8%	101.1%
Total	$156,506	$100,669	$43,036	$12,801	64.3%	27.5%	91.8%

	Nine Months Ended September 30, 2003
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)

Marine	$70,572	$42,503	$21,011	$7,058	60.2%	29.8%	90.0%
Specialty	62,311	43,791	17,980	540	70.3%	28.9%	99.2%
Professional Liability	6,186	3,887	1,404	895	62.8%	22.7%	85.5%
Assumed from Lloyd’s Operations	15,500	9,633	4,474	1,393	62.1%	28.9%	91.0%
Other (includes run-off) business	(32)	2,788	26	(2,846)	NM	NM	NM
Total	$154,537	$102,602	$44,895	$7,040	66.4%	29.0%	95.4%

The Insurance Companies experienced a decrease in net earned premium of 10.4% and an increase in net earned premium of 1.3% when comparing the third quarter and first nine months of 2004 to the third quarter and first nine months of 2003, respectively.  Excluding the affect of the commutation agreement with a former pool member described above under the caption “Insurance Companies Gross Written Premium –Marine”, the net earned premium increased 5.3% and 7.2%, respectively, when comparing the third quarter and first nine months of 2004 to the same periods in 2003.  Approximately 8.3% and 12.7% of the net earned premium recorded in the third quarters of 2004 and 2003, respectively, and approximately 10.6% and 10.0% of the net earned premium recorded in the first nine months of 2004 and 2003, respectively, is a result of the Insurance Companies participating on reinsurance treaties supporting the Lloyd’s operations’ marine and energy business.

The 2004 and 2003 third quarter and first nine months underwriting results generally reflect the favorable industry market conditions over the last three years coupled with the favorable loss trends in the aforementioned quarterly periods.  The 2003 expense ratio for professional liability business reflects the start-up nature of this operation at that time.

The net loss to the Insurance Companies from Hurricane Ivan of approximately $3.1 million, increased the 2004 third quarter and first nine months marine combined ratios 16.2 and 4.9 ratio points, respectively, and the Insurance Companies combined ratios 5.7 and 1.9 ratio points, respectively.  The third quarter and first nine months of 2003 incurred losses included $(0.4) million and $2.8 million, respectively, of incurred loss activity on run-off business principally related to the assumed reinsurance business which reduced the Insurance Companies’ loss ratio by 0.7 loss ratio points in the 2003 third quarter and added 1.8 loss ratio points to the Insurance Companies’ 2003 nine month combined ratio.

The pre-tax yield on the Insurance Companies’ investment portfolio approximated 4.0% and 4.4% at September 30, 2004 and 2003, respectively.  The declining portfolio yields reflect the overall declines in interest rates up until the first quarter of 2004.  Net investment income increased in the first nine months of 2004 compared to the same periods in 2003 due to strong cash flows and $95 million of statutory surplus contributions in the 2003 fourth quarter.

Lloyd’s Operations

The Lloyd’s operations consist of NUAL, which manages Lloyd’s Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Lloyd’s Syndicate 1221. NUAL owns Pennine Underwriting Ltd., an underwriting managing agency with offices in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.  The Lloyd’s operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the United Kingdom Branch of Navigators Insurance Company, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

Lloyd’s Syndicate 1221 has stamp capacity of £150 million ($273.8 million) in 2004 compared to £125 million ($200.3 million) in 2003.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Lloyd’s marine business had been subject to intense price competition beginning in the mid-1990’s. The pricing competition showed some signs of stabilizing in 2000 and prices increased from 2001 through 2003 and again at a more modest pace in the 2004 first quarter. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s operations included in the consolidated financial statements represent our participation in Syndicate 1221.

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

We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s capacity. If we increase our participation, or if Lloyd’s changes the capital requirements, we may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221. The letters of credit are provided through the credit facility which we maintain with a consortium of banks. The credit facility agreement requires that the banks vote by November 10th of each year whether or not to renew the letter of credit facility. If the banks decide not to renew the letter of credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The renewal amendment executed in November 2003 renewed the letter of credit facility for a two-year period expiring in November 2005.  The bank facility is collateralized by all of the common stock of Navigators Insurance Company.

Following are the results of operations of the Lloyd’s operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Net earned premium	$23,596	$17,008	$68,121	$51,578
Commission income	300	136	863	480
Net investment income	649	422	1,844	1,413
Net realized capital gains (losses)	(55)	132	(119)	593
Other income (expense)	(378)	(98)	(368)	116
Total revenues	24,112	17,600	70,341	54,180

Operating expenses:
Net losses and LAE	13,846	10,794	37,722	33,255
Commission expense	4,067	3,108	11,910	9,212
Other operating expenses	3,425	2,049	9,654	5,895
Interest expense	—	—	—	—
Total operating expenses	21,338	15,951	59,286	48,362

Income before income tax expense	2,774	1,649	11,055	5,818

Income tax expense	971	—	3,869	—

Net income	$1,803	$1,649	$7,186	$5,818

Loss and LAE ratio	58.7%	63.5%	55.4%	64.5%
Commission expense ratio	17.2%	18.3%	17.5%	17.9%
Other operating expense ratio	14.5%	12.0%	14.2%	11.4%
Combined ratio	90.4%	93.8%	87.1%	93.8%

The Lloyd’s operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business since late 2001 through 2003, and to a lesser extent in 2004.  Net earned premium revenues were reduced by $4.3 million and

$7.3 million in the third quarter of 2004 and 2003, respectively, and by $16.6 million and $15.5 million in the first nine months of 2004 and 2003, respectively, for business ceded to the Insurance Companies.

The net loss to the Lloyd’s operations from Hurricane Ivan which approximated $2.0 million increased the Lloyd’s operations 2004 third quarter and first nine months combined ratios 8.0 and 2.8 ratio points, respectively.  Excluding the impact of Hurricane Ivan, the 2004 and 2003 third quarter and nine month underwriting results generally reflect the favorable industry market condition over the last three years coupled with favorable loss trends in the quarterly periods.  The loss ratio for the third quarter and first nine months of 2004 was favorably impacted by $1.2 million or 5.1 loss ratio points and $5.2 million or 7.6 loss ratio points, respectively, for redundancies in prior years Lloyd’s operations’ loss reserves.

The pre-tax yield on funds in the Lloyd’s operations’ investment portfolio approximated 1.7%, and 2.1% at September 30, 2004 and 2003, respectively, which are reflective of the declining interest rate environment up until the first quarter of 2004.  Generally, funds invested at Lloyd’s have been invested with an average duration of approximately 1.4 years in order to meet liquidity needs.

The provision for income tax expense for the third quarter and first nine months of 2003 reflects the reversal of $572,000 and $2,056,000, respectively, of a previously established deferred tax asset valuation allowance.  The valuation allowance was reversed up until the third quarter of 2003 only to the extent of taxable profits.  The remaining valuation allowance was completely reversed in the 2003 fourth quarter since it was determined that it was more likely than not that the remaining deferred tax asset resulting from net operating loss carry-forwards will be realized.

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

Following are the results of operations of the Navigators Agencies for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Revenues:
Commission income	$7,797	$7,990	$23,884	$23,713
Net investment income	2	(2)	6	20
Other income	258	443	629	980
Total revenues	8,057	8,431	24,519	24,713

Operating expenses:
Other operating expenses	9,616	8,610	27,314	23,813
Total operating expenses	9,616	8,610	27,314	23,813

Income (loss) before income tax expense (benefit)	(1,559)	(179)	(2,795)	900

Income tax expense (benefit)	(460)	(146)	(852)	207

Net income (loss)	$(1,099)	$(33)	$(1,943)	$693

Commission income generally consists of inter-segment management fees and profit commissions received from insurance premiums of the Insurance Companies for marine, specialty and professional liability business as well as business from unaffiliated insurance companies in the marine pool.

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

Investments

The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance company subsidiaries.  Secondarily, an important consideration is to optimize the after-tax book income.

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

The Lloyd’s operations’ investments are subject to the direction and control of the board of directors and the investment committee of NUAL, as well as our finance committee, and represent our share of the investments held by Syndicate 1221. These investments must comply with the rules and regulations imposed by Lloyd’s of London and by certain overseas regulators. The investments are managed by outside professional fixed-income portfolio managers. The performance of the investment managers is reviewed quarterly. The investment managers for Syndicate 1221 seek to attain the investment objectives by investing in government obligations, corporate bonds and mortgage-backed and asset-backed securities.

The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to the members of the marine pool, including Navigators Insurance Company.

The following tables show our cash and investments as of September 30, 2004 and December 31, 2003:

September 30, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed agencies and foreign government bonds	$263,730	$3,559	$(1,352)	$261,523

States, municipalities and political subdivisions	124,949	2,866	(339)	122,422
Mortgage- and asset-backed securities (excluding GNMAs)	165,730	2,181	(228)	163,777
Corporate bonds	145,419	4,551	(403)	141,271

Total fixed maturities	699,828	13,157	(2,322)	688,993

Equity securities - common stocks	19,198	1,942	(452)	17,708

Cash and short-term investments	120,823	—	—	120,823

Total	$839,849	$15,099	$(2,774)	$827,524

December 31, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$221,919	$4,107	$(1,385)	$219,197
States, municipalities and political subdivisions	88,093	2,599	(116)	85,610
Mortgage- and asset-backed securities (excluding GNMAs)	141,831	1,614	(373)	140,590
Corporate bonds	136,702	4,509	(314)	132,507

Total fixed maturities	588,545	12,829	(2,188)	577,904

Equity securities - common stocks	13,446	1,554	(85)	11,977

Cash and short-term investments	91,601	—	—	91,601

Total	$693,592	$14,383	$(2,273)	$681,482

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.  At September 30, 2004 and December 31, 2003, all fixed maturity and equity securities held by us were classified as available-for-sale.

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

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.  There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the three or nine months ended September 30, 2004 and 2003.

The following table summarizes all securities in an unrealized loss position at September 30, 2004 and December 31, 2003 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	September 30, 2004		December 31, 2003
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds and GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$113,110	$453	$51,249	$521
7-12 Months	982	13	15,059	864
> 12 Months	27,450	886	—	—
Subtotal	141,542	1,352	66,308	1,385

States, municipalities and political subdivisions
0-6 Months	13,660	162	6,340	58
7-12 Months	7,930	157	1,508	38
> 12 Months	1,363	20	648	20
Subtotal	22,953	339	8,496	116

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	44,359	182	45,381	341
7-12 Months	3,536	25	1,135	26
> 12 Months	788	21	138	6
Subtotal	48,683	228	46,654	373

Corporate bonds
0-6 Months	34,593	174	25,049	123
7-12 Months	2,432	42	7,124	191
> 12 Months	5,424	187	—	—
Subtotal	42,449	403	32,173	314

Total Fixed Maturities	$255,627	$2,322	$153,631	$2,188

Equity securities - common stocks
0-6 Months	$2,562	$189	$—	$—
7-12 Months	461	50	—	—
> 12 Months	1,406	213	1,892	85

Total Equity Securities	$4,429	$452	$1,892	$85

We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.  The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in the Company’s portfolio with gross unrealized losses at September 30, 2004.  Not all of the securities are rated by S&P and/or Moody’s.

NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Unrealized Loss		Fair Value
			Amount	Percent to Total	Amount	Percent to Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$2,220	96%	$243,665	95%
2	BBB	Baa	102	4%	11,962	5%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
		Total	$2,322	100%	$255,627	100%

At September 30, 2004, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by the Company as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at September 30, 2004 are shown below.

	Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)

Due in one year or less	$503	22%	$101,666	40%
Due after one year through five years	377	16%	45,051	17%
Due after five years through ten years	184	8%	17,345	7%
Due after ten years	1,030	45%	42,882	17%
Mortgage- and asset-backed securities	228	9%	48,683	19%

Total fixed income securities	$2,322	100%	$255,627	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately 4.7 years.

Our realized capital gains and losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	($ in thousands)

Fixed maturities:
Gains	$271	$376	$1,935	$1,689
(Losses)	(45)	(134)	(1,760)	(309)
	226	242	175	1,380
Equity securities:
Gains	45	327	511	329
(Losses)	—	(220)	(98)	(474)
	45	107	413	(145)

Net realized capital gains	$271	$349	$588	$1,235

The following table details realized losses in excess of $200,000 from sales and impairments during the first nine months of 2004 and 2003 and the related circumstances giving rise to the loss:

Description	Date of Sale	Proceeds from Sale	Loss on Sale	Impairment	Holdings at September 30, 2004	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost
	($ in thousands)
Nine months ended September 30, 2004:

None

Nine months ended September 30, 2003:

(1)	2/13/03	$425	$(252)	—	—	—	6
(2)	9/3/03	$357	$(222)	—	—	—	12

(1) Issuer was a major utility company which had a deteriorating balance sheet, underperforming overseas operations and a reduction in its dividend.

(2) Major tobacco company stock adversely affected by concerns over litigation.

Reinsurance Recoverables

At September 30, 2004, the Company had reinsurance recoverables of $22.2 million, consisting of reinsurance recoverables for ceded losses and loss adjustment expenses of $15.9 million and ceded unearned premium of $6.3 million, due from Converium Holding Ltd. and subsidiaries (“Converium”).  The recoverables result from several run-off and active excess and pro-rata reinsurance agreements with Converium expiring through the beginning of 2005 that cover principally marine and energy risks for Navigators Insurance Company and the Lloyd’s operations.  Recoverable amounts at September 30, 2004 recorded by Navigators Insurance Company and the Lloyd’s operations were $2 million and $20.2 million, respectively.

Converium reported that its 2004 second quarter financial results were impacted by reserve strengthening and certain intangible write-offs resulting in a net loss for the 2004 six-month period.  Converium reported that its 2004 third quarter financial results continued to reflect an operating loss.  On October 13, 2004, Converium announced that it closed its rights offering which raised approximately $420 million of capital.  Converium is rated B++ from A.M. Best and BBB+ from S&P.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, including Converium, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources

Cash flow provided by operations was $141.7 million and $110.9 million for the nine months ended September 30, 2004 and 2003, respectively. The positive operating cash flow in the first nine months of 2004 and 2003 was primarily due to the net written premium.  Operating cash flow was used primarily to acquire additional investment assets.

Invested assets and cash increased to $839.8 million at September 30, 2004 from $693.6 million at December 31, 2003. The increase was primarily due to the positive cash flow and the $110.8 million of net proceeds received from the common stock offering in October 2003.  Net investment income was $6.9 million and $4.6 million for the three months ended September 30, 2004 and 2003, respectively, and $19.4 million and $13.8 million for the nine months ended September 30, 2004 and 2003, respectively.

The yield of the portfolio, excluding net realized capital gains, was 3.5% at September 30, 2004 compared to 3.9% at September 30, 2003 reflecting the prevailing interest rates. As of September 30, 2004 and December 31, 2003, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At September 30, 2004, the weighted average rating of our fixed maturity investments was ‘‘AA’’ by Standard & Poor’s and ‘‘Aa’’ by Moody’s. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At September 30, 2004, our portfolio had an average maturity of 5.0 years and duration of 3.7 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks. The credit facility provides for an $80.0 million letter of credit facility which was increased from $55.0 million in November 2003.  The credit facility also provided for a $9.0 million line of credit facility which was fully utilized prior to the October 2003 common stock offering.  As required by the credit facility agreement, the line of credit was fully paid from a portion of the proceeds from the common stock offering thereby eliminating the line of credit portion of the credit facility.  The letter of credit facility is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. for our participation in Lloyd’s Syndicate 1221. The credit facility agreement requires that the banks vote by November 10th of each year whether or not to renew the letter of credit portion of the facility. If the banks decide not to renew the letter of credit portion of the facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221.  The renewal amendment executed in November 2003 renewed the letter of credit facility for a two-year period.  At September 30, 2004, letters of credit with an aggregate face amount of $78.4 million were issued under the letter of credit facility.

The bank credit facility is collateralized by the common stock of Navigators Insurance Company. It contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. At September 30, 2004, we were in compliance with all covenants.

At September 30, 2004, our consolidated stockholders’ equity was $316.6 million or $25.08 per share compared to $290.0 million or $23.14 per share at December 31, 2003. The increase was primarily due to net income of $24.2 million for the nine months ended September 30, 2004.  The other comprehensive loss in 2004 resulted from unrealized losses in the Company’s investment portfolio due to a rising interest rate environment.

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

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2003, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2004 without prior regulatory approval was $21,032,000.  Navigators Insurance Company did not pay any dividends in the first nine months of 2004.

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

Item 4.  Controls and Procedures

(a)          The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)         There have been no changes during our third fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                                   Legal Proceedings

The Company is not a party to or the subject of any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business conducted by the Company, except for a suit concerning the draw down of letters of credit.  In 1997 and 1998, Navigators Insurance Company entered into certain reinsurance contracts with a reinsurer.  In accordance with normal business practice, Navigators Insurance Company had secured this exposure with letters of credit. In April 1999, Navigators

Insurance Company drew down the letters of credit, in good faith and consistent with their terms.  The liquidator of the reinsurer had commenced suit in Australia, seeking to void the draw downs.  Navigators Insurance Company appealed those denials and continued settlement discussions.  The settlement discussions resulted in a Settlement and Commutation Agreement (the “Agreement”) between Navigators Insurance Company and the reinsurer.  As a result of the Agreement, all reinsurance treaties between the parties have been commuted and the litigation proceedings against Navigators Insurance Company have been discontinued.  Navigators Insurance Company was adequately reserved for the settlement which had no material impact on the accompanying financial statements.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

There have been no material changes in the procedures by which security holders may recommend nominees to the Company’s board of directors.

Item 6.                                   Exhibits

Exhibit No.	Description of Exhibit

10-1	Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	*
10-2	Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	*
10-3	Agreement with Jane E. Keller	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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

The Navigators Group, Inc.
(Registrant)

Date:	November 4, 2004	/s / Paul J. Malvasio
Paul J. Malvasio
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

10-1	Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	*
10-2	Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	*
10-3	Agreement with Jane E. Keller	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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

*  Included herein.