Form 10-K
period 2004-12-31
NAVIGATORS GROUP INC
filed 2005-03-01
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2004 was $254,580,000.

The number of common shares outstanding as of February 15, 2005 was 12,670,536.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's 2005 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

A N N U A L   R E P O R T   2 0 0 4  —   1

2  —   A N N U A L   R E P O R T   2 0 0 4

Note on Forward-Looking Statements

    Some of the statements in this Annual Report on Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words "estimate", "expect", "believe" or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the "Risk Factors" section of this Form 10-K as well as:

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

  •
  the inability of our internal control framework to provide absolute assurance that all incidents of fraud or unintended material errors will be detected and prevented;

  •
  the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and

  •
  other risks that we identify in future filings with the Securities and Exchange Commission.

A N N U A L   R E P O R T   2 0 0 4  —   3

    In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-K may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

    The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see "Note on Forward-Looking Statements" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

Part I

Item 1. BUSINESS

General

    The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company consists of insurance company operations, insurance underwriting agencies and operations at Lloyd's of London. The terms "we", "us", "our" and "the Company" as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term "Parent" or "Parent Company" is used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors' liability coverages. We conduct operations through our insurance company subsidiaries, five wholly owned underwriting agencies (the "Navigators Agencies") and our operations at Lloyd's of London (the "Lloyd's Operations"). Our insurance company subsidiaries consist of Navigators Insurance Company, which includes a United Kingdom Branch ("UK Branch"), and NIC Insurance Company, which writes excess and surplus lines (collectively referred to as the "Insurance Companies"). The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for our insurance subsidiaries. Our Lloyd's Operations include Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") marine underwriting agency which manages Lloyd's Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd's corporate members.

Marine Insurance

    Our marine insurance business is conducted both through our Insurance Companies and our Lloyd's Operations. Navigators Insurance Company obtains marine business through participation with other unaffiliated insurers in a marine insurance pool managed by the Navigators Agencies. Navigators Insurance Company has participated in this marine insurance pool since 1983, when the company was formed. The composition of the pool and the level of participation of each member changes from time to time. Navigators Insurance Company's net participation in the marine pool for 2004 was 80% and will increase to 85% in 2005. Navigators Insurance Company had a 70% participation in the marine pool for 2003 until it consummated a commutation agreement with one of the pool members, which retroactively increased its participation in the pool for 2003 to 80%. Somerset Insurance Ltd., a Bermuda corporation of which our Chairman and a member of his family own, in the aggregate, 98% of the outstanding voting stock, continued to reinsure the portion of the amount commuted that it previously

4  —   A N N U A L   R E P O R T   2 0 0 4

reinsured. This portion constituted approximately 3.1% of Navigators Insurance Company's participation in the pool for the 2003 underwriting year which amounted to $2.3 million of gross written premium. Somerset Insurance Ltd. did not provide reinsurance to the Company for the 2004 underwriting year. Net recoverable balances due to Navigators Insurance Company from Somerset Insurance Ltd. at December 31, 2003 of $3.5 million were fully collateralized by a funded trust account held by an independent third party. These liabilities, including IBNR, were commuted back to Navigators Insurance Company in December 2004 at 100% of their recorded value of approximately $3.0 million. No gain or loss was recorded on the commutation. Navigators Insurance Company's participation in the 2002 marine pool was 75%.

    Within Navigators Insurance Company's marine business, there are a number of different product lines. The largest is marine liability, which protects business from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We insure the physical damage to offshore oil platforms along with other offshore operations related to oil exploration and production. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damages to goods in the course of transit, whether by water, air or land.

    During 2004, our UK Branch commenced writing primary marine P&I, or protection and indemnity business. This complements our marine liability business, which is generally written above the primary layer on an excess basis.

    The Navigators Agencies generally received management fee commissions equal to 7.5% of the gross premium earned on marine insurance and are entitled to receive a 20% profit commission on the net underwriting profits of the pool. The Navigators Agencies will receive management fee commissions equal to 8.75% of the gross premium earned on marine insurance written by the pool for the 2005 underwriting year. The Navigators Agencies' offices writing marine business are located in major insurance or port locations in Chicago, Houston, London, New York, San Francisco and Seattle.

    We participate in the marine and related insurance lines of the Lloyd's market through NUAL, which manages Lloyd's Syndicate 1221. The majority of Lloyd's Syndicate 1221's capacity is provided by Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd., which are wholly owned subsidiaries of NUAL. We provided 97.4%, 97.4% and 68.1% of Syndicate 1221's capacity for the 2004, 2003 and 2002 underwriting years, respectively. Navigators Insurance Company reinsured 15.4% of our Syndicate 1221 2003 underwriting year capacity through the utilization of quota share retrocession agreements with third party reinsurers who provide letters of credit used as collateral at Lloyd's. Our share of the premiums, losses and expenses from Lloyd's Syndicate 1221 is included in our consolidated results. The largest product line within our Lloyd's marine business is currently cargo, and the other significant product lines include marine liability, offshore energy, bluewater hull, and assumed reinsurance of other marine insurers on an excess of loss basis. We also developed a regional agency operation, Navigators Underwriting Limited (formerly Pennine Underwriting Limited), that generates cargo and engineering business in the Manchester, Leeds and Basingstoke areas of the United Kingdom, which are not traditionally served by Lloyd's of London.

    We will provide 97.5% of Syndicate 1221's capacity in 2005 through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Also, in January 2005, we formed Navigators NV, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and will write transport liability, cargo and marine liability business on behalf of Syndicate 1221.

A N N U A L   R E P O R T   2 0 0 4  —   5

Specialty

    Navigators Specialty, a division of one of the Navigators Agencies, was acquired in 1999 and primarily writes general liability insurance focusing on small general and artisan contractors and other targeted commercial risks, mostly in California. We have developed underwriting and claims expertise in this niche which we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverages provided to larger contractors who work on condominiums, cooperative developments and other large housing developments. Many former competitors that lacked the expertise to selectively underwrite in this niche have been forced to withdraw from the market in the past several years, at a time when demand for coverage has remained, giving us the opportunity to selectively expand our underwriting in this area. As part of assessing the profit potential of our various lines of business, as well as the overall amount of business that we are prepared to write in this specific line, in early 2003 we began to reduce the number of policies covering small artisan contractors and continue to redirect our capacity to general contractors as well as to medium-sized artisan contractors. This shift in our business mix is consistent with our approach of emphasizing underwriting profit over market share.

    In late 2002, Navigators Specialty began to write commercial multiple peril and commercial automobile insurance business from our Midwest office. Our commercial multi-peril products include general liability and a small amount of property insurance. We do not underwrite workers compensation coverage. We generally avoid writing property risks in areas with high exposure to earthquake or windstorm losses, such as California and Florida. In 2002, we also began underwriting personal umbrella insurance. This product is typically purchased by individuals who seek higher limits of liability than are provided in their homeowners or personal automobile policies. When personal umbrella coverage is desired and these two primary coverages are placed with different insurers, there is a need to place the personal umbrella insurance policy on a stand-alone basis. At the end of 2004, we hired a small team of experienced underwriters to target excess casualty, and commercial and personal umbrella business for Navigators Insurance Company.

    Beginning in late 2002, Navigators Specialty also began producing surety business from our Midwest office. Surety bonds guarantee the performance of a specific contractual or statutory obligation, such as completion of a contractor's work on a publicly funded project. Our surety focus was providing bid, performance and payment bonds for small to medium size contractors generally requiring bonds for individual projects of $2 million or less. In addition, we wrote surety bonds to guarantee obligations outside of the construction industry, such as travel agents' bonds, property brokers' bonds, notary bonds, miscellaneous bonds, and license and permit bonds. During 2004, the Company's gross written premium for surety business approximated $5 million. Commencing in March 2005, the Company discontinued its surety business unit given the competitive market conditions and current inability to purchase cost-effective reinsurance protection.

Professional Liability

    We commenced underwriting professional liability insurance in the fourth quarter of 2001 after attracting a team of experienced professionals. This business is produced through Navigators Pro, a division of one of the Navigators Agencies. We believe that a compelling market opportunity exists in this line due to solid demand for directors and officers liability insurance from independent board members serving as directors of publicly traded corporations resulting from their increased exposure after the passage of the Sarbanes-Oxley Act of 2002. This has led to increased class action litigation activity involving potential large losses related to alleged mismanagement by directors and officers. Our principal product in this division is directors and officers liability, which we offer for both privately held and small to mid-size publicly traded corporations. With respect to public corporations, we currently target corporations with a market capitalization of $2 billion or less for this business. In

6  —   A N N U A L   R E P O R T   2 0 0 4

addition, we provide fiduciary liability and crime insurance to our directors and officers liability clients. In 2002, we began offering employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers professional liability is law firms comprised of 150 or fewer attorneys. Commencing in October 2004, our UK Branch began writing professional liability coverages for U.K. solicitors. Beginning in 2005, we commenced writing professional liability coverages for architects and engineers. We anticipate developing additional new coverages for professionals in 2005.

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

Reinsurance Ceded

    We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, to maintain desired ratios of net written premium to statutory surplus and to stabilize loss ratios and underwriting results. The purchase of reinsurance does not discharge us, the original insurer, from our primary liability to the policyholder. We are required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement.

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

    An allowance for doubtful recoveries is maintained for any amounts considered to be uncollectible. At December 31, 2004, 2003 and 2002, we had allowances for uncollectible reinsurance of $32,439,000, $33,068,000 and $8,534,000, respectively. The 2003 allowance included $25,700,000 for uncollectible reinsurance as a result of loss reserves established for asbestos exposures on marine and aviation business written mostly prior to 1986. Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $1,959,000, $27,551,000 and $1,632,000 for 2004, 2003 and 2002, respectively.

    The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium (constituting approximately 77% of the Company's

A N N U A L   R E P O R T   2 0 0 4  —   7

total recoverables) together with the collateral held by the Company at December 31, 2004, and the reinsurers' financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
Reinsurer	Unearned Premium	Unpaid/Paid Losses	Total	Collateral Held (1)	Rating & Rating Agency
	($ in millions)
General Reinsurance Corporation	$5.5	$91.2	$96.7	$7.2	A++	AMB	(2)
Folksamerica Reinsurance Company	17.9	45.8	63.7	31.2	A	AMB
Munich Re	7.9	30.6	38.5	10.3	A+	S&P	(3)
Swiss Reinsurance Company (U.K.) Ltd	9.3	24.1	33.4	2.7	A+	AMB
Arch Reinsurance Company	10.9	20.0	30.9	4.5	A-	AMB
Swiss Reinsurance America Corporation	5.2	23.8	29.0	2.8	A+	AMB
Employers Mutual Casualty Company	6.4	18.8	25.2	26.3	A-	AMB
Converium AG	4.5	17.2	21.7	7.3	B++	AMB
Partner Reinsurance Company of the U.S	4.2	17.4	21.6	2.6	A+	AMB
Everest Reinsurance Company	5.9	14.6	20.5	2.6	A+	AMB
Platinum Underwriters Re	5.2	11.8	17.0	2.9	A	AMB
American Reinsurance Company	3.4	13.5	16.9	2.7	A+	AMB
Lloyd's of London (primarily Equitas)	—	16.1	16.1	—	A	AMB
National Liability & Fire Insurance Co	3.7	10.7	14.4	2.6	A++	AMB
GE Reinsurance Corporation	2.6	10.4	13.0	2.1	A	AMB
Alea North America Insurance Co	8.5	2.0	10.5	12.5	A-	AMB
Hannover Re	2.5	6.5	9.0	10.0	A	AMB
New Re	—	9.0	9.0	0.4	A+	AMB
GE Frankona Ruckversicherungs AG	0.6	8.0	8.6	8.9	A	AMB
XL Re Limited	1.9	5.0	6.9	2.5	A+	AMB
All others	24.7	126.7	151.4	111.6

	$130.8	$523.2	$654.0

(1)
Collateral includes letters of credit, ceded balances payable and other balances held by the Company.
(2)
A.M. Best
(3)
Standard & Poor's

Loss Reserves

    Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. Loss reserves consist of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported losses ("IBNR"). These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses ("LAE") for insurance companies such as

8  —   A N N U A L   R E P O R T   2 0 0 4

Navigators Insurance Company and NIC Insurance Company, and Lloyd's corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd., is dependent upon the receipt of information from insureds, brokers, agents or the pools and syndicates in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance Company, NIC Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.

    Loss reserves are established by our Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses ("IBNR") are determined in part on the basis of statistical information, in part on the basis of industry experience and in part on the basis of the judgment of our senior corporate officers. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.

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

    Another factor related to reserve development is that we record those premiums which are reported to us through the end of each calendar year and accrue estimates for premiums and loss reserves where there is a time lag between when the policy is bound and the recording of the policy. A substantial portion of the estimated premium is from international business where there can be significant time lags. To the extent that the actual premium varies from estimates, the difference, along with the related loss reserves, is recorded in current operations.

A N N U A L   R E P O R T   2 0 0 4  —   9

    The following table presents an analysis of losses and loss adjustment expenses for each year in the three-year period ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Net reserves for losses and loss adjustment expenses at beginning of year	$374,171	$264,647	$202,759

Provision for losses and loss adjustment expenses for claims occurring in the current year	179,094	151,940	134,721
Lloyd's Operations—reinsurance to close	12,756	514	1,641
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years	(3,836)	58,635	7,038

Incurred losses and loss adjustment expenses	188,014	211,089	143,400

Losses and loss adjustment expenses paid for claims occurring during:
Current year	(18,363)	(17,180)	(16,727)
Prior years	(80,034)	(84,385)	(64,785)

Total losses and loss adjustment expenses paid	(98,397)	(101,565)	(81,512)

Net reserves for losses and loss adjustment expenses at end of year	463,788	374,171	264,647

Reinsurance receivables on unpaid losses and loss adjustment expenses	502,329	350,441	224,995

Gross reserves for losses and loss adjustment expenses at end of year	$966,117	$724,612	$489,642

    The segment breakdown of prior year reserve deficiency (redundancy) was as follows:

Insurance Companies	$2,830	$61,476	$6,713
Lloyd's Operations	(6,666)	(2,841)	325

Total	$(3,836)	$58,635	$7,038

    The $2.8 million deficiency recorded in 2004 for claims occurring in prior years for the Insurance Companies includes deficiencies of approximately $4.8 million for marine business, $2.3 million for specialty business and $0.7 million for run-off business, partially offset by $2.8 million of prior year savings for professional liability business and $2.2 million for business assumed from our Lloyd's Operations.

    The $61.5 million deficiency recorded in 2003 for claims occurring in prior years for the Insurance Companies includes a deficiency of approximately $32.5 million recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business), as well as deficiencies for other exposures of $22.2 million recorded for specialty business (mostly for our California contractors liability business), approximately $4.0 million for marine business and $2.8 million for other run-off business. The additional asbestos and environmental reserves include $25.7 million of uncollectible reinsurance.

    Approximately $6.7 million of the $7.0 million deficiency recorded in 2002 related to the Insurance Companies, and resulted from adverse development in our specialty business, predominantly from our California contractors' liability business.

10  —   A N N U A L   R E P O R T   2 0 0 4

    The following table presents the development of the loss and LAE reserves for 1994 through 2004. The line "Net reserves for losses and loss adjustment expenses" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The "Reserves re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative redundancy (deficiency)" lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

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

A N N U A L   R E P O R T   2 0 0 4  —   11

	Year Ended December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
	($ in thousands)
Net reserves for losses and LAE	$135,377	$138,761	$132,558	$139,841	$150,517	$170,530	$174,883	$202,759	$264,647	$374,171	$463,788
Reserves for losses and LAE re-estimated as of:
One year later	142,400	136,309	131,524	136,458	159,897	165,536	180,268	209,797	323,282	370,335
Two years later	139,139	134,324	127,901	138,991	149,741	160,096	183,344	266,459	328,683
Three years later	138,155	131,658	126,457	129,592	142,229	156,322	232,530	266,097
Four years later	135,482	131,018	117,388	123,038	138,495	194,924	227,554
Five years later	134,197	122,845	113,078	121,208	176,226	190,830
Six years later	129,213	119,453	108,720	158,195	172,688
Seven years later	126,537	116,398	146,485	155,607
Eight years later	124,491	153,368	144,159
Nine years later	159,426	152,798
Ten years later	159,244
Net cumulative redundancy (deficiency)	(23,867)	(14,037)	(11,601)	(15,766)	(22,171)	(20,300)	(52,671)	(63,338)	(64,036)	3,836
Net cumulative paid as of:
One year later	47,187	39,741	32,416	41,798	38,976	43,301	53,646	64,785	84,385	80,034
Two years later	69,960	59,397	59,796	64,301	63,400	71,535	91,352	112,746	133,911
Three years later	83,921	78,821	71,420	74,588	79,218	88,570	114,449	138,086
Four years later	97,499	87,876	77,593	81,480	89,913	101,667	127,961
Five years later	104,454	92,189	81,468	89,066	100,314	108,146
Six years later	107,469	95,313	85,823	96,203	103,823
Seven years later	109,066	98,497	91,399	98,170
Eight years later	111,346	103,510	92,660
Nine years later	115,061	104,525
Ten years later	115,937
Gross liability—end of year	314,898	273,854	269,601	278,432	342,444	391,094	357,674	401,177	489,642	724,612	966,117
Reinsurance recoverable	179,521	135,093	137,043	138,591	191,927	220,564	182,791	198,418	224,995	350,441	502,329

Net liability—end of year	135,377	138,761	132,558	139,841	150,517	170,530	174,883	202,759	264,647	374,171	463,788
Gross re-estimated latest	414,154	359,537	347,141	365,297	412,727	457,443	488,722	532,024	633,890	711,347
Re-estimated recoverable latest	254,910	206,739	202,982	209,690	240,039	266,613	261,168	265,927	305,207	341,012

Net re-estimated latest	159,244	152,798	144,159	155,607	172,688	190,830	227,554	266,097	328,683	370,335
Gross cumulative redundancy (deficiency)	(99,256)	(85,683)	(77,540)	(86,865)	(70,283)	(66,349)	(131,048)	(130,847)	(144,248)	13,265

12  —   A N N U A L   R E P O R T   2 0 0 4

    The following tables identify the approximate gross and net cumulative redundancy (deficiency) for the Insurance Companies and Lloyd's Operations contained in the preceding ten year table:

Gross Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year Ended	Grand Total	Excluding A&E (1)	Total	A&E (1)	All Other	Lloyd's Operations
	($ in thousands)
2003	$13,265	$14,448	$1,938	$(1,183)	$3,121	$11,327
2002	(144,248)	(65,228)	(148,080)	(79,020)	(69,060)	3,832
2001	(130,847)	(51,470)	(124,923)	(79,377)	(45,546)	(5,924)
2000	(131,048)	(51,423)	(100,551)	(79,625)	(20,926)	(30,497)
1999	(66,349)	13,387	(49,405)	(79,736)	30,331	(16,944)
1998	(70,283)	9,300	(56,927)	(79,583)	22,656	(13,356)
1997	(86,865)	(15,907)	(85,145)	(70,958)	(14,187)	(1,720)
1996	(77,540)	(959)	(77,540)	(76,581)	(959)	—
1995	(85,683)	(8,814)	(85,683)	(76,869)	(8,814)	—
1994	(99,256)	(21,875)	(99,256)	(77,381)	(21,875)	—

(1)
Asbestos & Environmental

Net Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year Ended	Grand Total	Excluding A&E (1)	Total	A&E (1)	All Other	Lloyd's Operations
	($ in thousands)
2003	$3,836	$4,328	$(2,830)	$(492)	$(2,338)	$6,666
2002	(64,036)	(31,864)	(64,164)	(32,172)	(31,992)	128
2001	(63,338)	(31,018)	(57,520)	(32,320)	(25,200)	(5,818)
2000	(52,671)	(20,257)	(37,646)	(32,414)	(5,232)	(15,025)
1999	(20,300)	12,219	(14,480)	(32,519)	18,039	(5,820)
1998	(22,171)	10,311	(16,006)	(32,482)	16,476	(6,165)
1997	(15,766)	16,733	(12,884)	(32,499)	19,615	(2,882)
1996	(11,601)	20,990	(11,601)	(32,591)	20,990	—
1995	(14,037)	18,701	(14,037)	(32,738)	18,701	—
1994	(23,867)	8,944	(23,867)	(32,811)	8,944	—

(1)
Asbestos & Environmental

A N N U A L   R E P O R T   2 0 0 4  —   13

    The 2003 consolidated grand total gross and net cumulative reserve redundancies of $13.3 million and $3.8 million, respectively, were generated mostly from the marine and energy business written by the Lloyd's Operations.

    The 2002 consolidated grand total gross and net cumulative reserve deficiencies of $144.2 million and $64.0 million, respectively, were generated mostly from reserve actions taken in the 2003 fourth quarter for Navigators Insurance Companies as follows:

  Gross and net asbestos loss reserves were increased $77.6 million and $31.6 million, respectively as a result of a review of asbestos exposures conducted by the Company as discussed under the caption: "Asbestos and Environmental Liability" below. Such cumulative gross and net deficiency amounts are also contained in all years prior to 2002 in the above table since the increased reserves relate primarily to policies underwritten by Navigators Agencies in the late 1970's and first half of the 1980's.

  Gross and net Specialty Liability business reserves were increased by $52.3 million and $22.2 million, respectively, mostly for our California contractors liability business written during 1999 to 2002 in reaction to loss development trends for those years. Such amounts are contained in the Insurance Companies `All Other' column. Approximately $39.5 million, $24.9 million and $16.7 million of the gross specialty reserve increase and $20.7 million, $12.4 million and $9.4 million of the net specialty reserve increase recorded in 2003 are contained, respectively, in the 2001, 2000 and 1999 cumulative amounts in the above table in the Insurance Companies `All Other' column.

    The remaining gross and net cumulative reserve deficiency for the Insurance Companies in the `All Other' column for the years 2002 through 2000 is mostly from the marine and run-off lines of business recorded over several years that was not related to any specific reserve action.

    The 2000 Lloyd's Operations gross and net cumulative reserve deficiency of $30.5 million and $15.0 million, respectively, resulted from our Lloyd's Operations establishing reserves against premiums from prior years which were received in excess of our original premium estimates and strengthening the Lloyd's reserves related to the 1999 underwriting year. Such amounts also affected the 1999 and 1998 year-end reserves for the Lloyd's Operations in the above table.

    The 1997 gross cumulative deficiency of $14.2 million for the Insurance Companies in the `All Other' column mostly resulted from adverse development in the onshore energy business and from one large 1989 claim from a run-off book of business which also adversely affected the years prior to 1997.

    The 1995 and 1994 gross cumulative deficiencies of $8.8 million and $21.9 million, respectively, for the Insurance Companies in the `All Other' column resulted primarily from the 1994 Northridge earthquake loss, the 1989 Exxon Valdez loss and a large marine liability claim reported in 1999 affecting years 1994 through 1998.

    For each of the years 1999 through 1994, exclusive of the 2003 asbestos and environmental reserves strengthening, the Company experienced net cumulative reserve redundancies on a consolidated basis principally due to favorable development from marine business.

    The adverse development on our gross reserves has mostly been ceded to our excess of loss reinsurance treaties. As a result of these reinsurance arrangements, while our gross losses and related reserve deficiencies and redundancies are very sensitive to adverse developments such as those described above, our net losses and related reserve deficiencies and redundancies tend to be less sensitive to such developments.

    Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business refers to claims that are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. Our longer tail

14  —   A N N U A L   R E P O R T   2 0 0 4

business includes our specialty liability and professional liability insurance. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary from the original estimate.

    Specialty Liability and Professional Liability.    Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to California construction defect claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. We had 1,028 open claims on our specialty construction liability policies at December 31, 2004 compared to 1,029 at December 31, 2003. There were 1,387 new claims reported during 2004 compared to 1,389 new claims reported during 2003.

    The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. These claims many times involve a lengthy litigation period after being reported. Our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature. We had 337 open claims on our professional liability policies at December 31, 2004 compared to 134 at December 31, 2003. There were 271 new claims reported during 2004 compared to 185 new claims reported during 2003.

A N N U A L   R E P O R T   2 0 0 4  —   15

    The following tables set forth our net loss and LAE loss reserves for our specialty liability and professional liability businesses for the periods indicated:

	December 31, 2004
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Specialty construction liability	$21,338	$110,263	$131,601	83.8%
Professional liability	1,166	17,835	19,001	93.9%

Total	$22,504	$128,098	$150,602	85.1%

	December 31, 2003
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Specialty construction liability	$25,261	$88,906	$114,167	77.9%
Professional liability	159	6,900	7,059	97.7%

Total	$25,420	$95,806	$121,226	79.0%

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

16  —   A N N U A L   R E P O R T   2 0 0 4

    The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Year Ended December 31, 2004			Year Ended December 31, 2003
	Asbestos	Environmental	Total	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,472	$6,800	$85,272	$813	$6,620	$7,433
Incurred Losses & LAE	1,183	1,492	2,675	77,837	1,971	79,808
Calendar Year Payments	1,234	779	2,013	178	1,791	1,969

Ending Reserves	$78,421	$7,513	$85,934	$78,472	$6,800	$85,272

Net of Reinsurance
Beginning Reserve	$32,083	$1,153	$33,236	$441	$1,072	$1,513
Incurred Losses & LAE*	405	638	1,043	31,680	799	32,479
Calendar Year Payments	1,094	297	1,391	38	718	756

Ending Reserves	$31,394	$1,494	$32,888	$32,083	$1,153	$33,236

*
Includes a charge for uncollectible reinsurance of approximately $25.7 million in the 2003 fourth quarter.

Type of Business	Claim Count December 31, 2004	New Claims During Period	Claims Settled or Resolved During Period	Claim Count January 1, 2004
Environmental	89	40	37	86
Asbestos	129	67	46	108

Total	218	107	83	194

    In the fourth quarter of 2003, Navigators Insurance Company increased its gross and net asbestos reserves for losses by $77.6 million and $31.6 million, respectively. As a result, gross and net incurred losses increased by the amount of the respective reserve increase. The $31.6 million of net asbestos losses includes $25.7 million of uncollectible reinsurance.

    The reserve action was the result of a review of asbestos-related exposures conducted by the Company. The Company's management was notified in late January 2004 that an asbestos claim for an insured would likely have to be settled for a significantly greater amount than previously anticipated. As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly for an insured as well as those reinsured to Navigators Insurance Company from prior members of the Company's insurance pools. The Company's increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970's and first half of the 1980's on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool. Following the Company's and the independent consulting firm's review, the Company increased its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003. Generally, the reserves established were

A N N U A L   R E P O R T   2 0 0 4  —   17

for: (i) estimated losses for excess insurance policy limits exposed to class actions suits against four insureds involved in the manufacturing or distribution of asbestos products; (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time.

    Loss development for asbestos related exposures in 2004 was not significant. During 2004 one of our four large claims for excess insurance policy limits exposed to class action suits was settled within amounts reserved and one other such claim settled below our layer of coverage. Loss development activity for environmental losses generally consisted of oil spill claims on marine liability policies written in the ordinary course of business.

    Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. We continue to review all of our loss reserves, including our asbestos reserves, on a regular basis.

    Additional information regarding our loss reserves can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Overview—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred," "Business—Reserves," and Note 6 to our consolidated audited financial statements, all of which are included herein.

Investments

    The objective of the Company's investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance company subsidiaries. Secondarily, an important consideration is to optimize the after-tax book income.

    The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government guaranteed and U.S. Federal Agency securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed-income portfolio rated below "A-" by Standard & Poor's ("S&P") or A3 by Moody's shall not exceed 20% of the statutory surplus of the Insurance Companies. Securities rated below BBB- by S&P or Baa3 by Moody's are not eligible to be purchased. Up to 15% of the statutory surplus of the Insurance Companies may be invested in equity securities that are actively traded on major U.S. stock exchanges. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

    Our insurance company subsidiaries' investments are subject to the direction and control of their respective boards of directors and our finance committee. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and NIC Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate.

    The Lloyd's Operations' investments are subject to the direction and control of the board of directors and the investment committee of NUAL, as well as the board of directors and finance committee of the Company, and represent our share of the

18  —   A N N U A L   R E P O R T   2 0 0 4

investments held by Syndicate 1221. These investments must comply with the rules and regulations imposed by Lloyd's and by certain overseas regulators. The investment portfolio and the performance of the investment managers are reviewed quarterly.

    The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to the members of the marine pool, including Navigators Insurance Company.

    The table set forth below reflects investments, the net investment income earned thereon and the related average yield for each of the years in the three year period ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Invested Assets and Cash
Insurance Companies	$676,065	$562,997	$360,165
Lloyd's Operations	172,472	122,299	86,396
Navigators Agencies	2,169	1,045	5,909
Parent Company	4,227	7,251	415

Consolidated	$854,933	$693,592	$452,885

Net Investment Income
Insurance Companies	$24,119	$17,455	$15,489
Lloyd's Operations	2,645	2,009	2,507
Navigators Agencies	8	22	42
Parent Company	23	64	20

Consolidated	$26,795	$19,550	$18,058

Average Yield (amortized cost basis)
Insurance Companies	4.02%	4.26%	4.99%
Lloyd's Operations	1.72%	1.98%	3.84%
Navigators Agencies	0.69%	1.00%	2.50%
Parent Company	0.81%	3.28%	2.68%
Consolidated	3.54%	3.79%	4.78%

A N N U A L   R E P O R T   2 0 0 4  —   19

    All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services. The following tables show our cash and investments as of December 31, 2004 and 2003:

December 31, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$247,105	$3,190	$(1,451)	$245,366
States, municipalities and political subdivisions	138,902	2,688	(339)	136,553
Mortgage- and asset-backed securities (excluding GNMAs)	191,459	1,911	(470)	190,018
Corporate bonds	144,968	4,375	(519)	141,112

Total fixed maturities (1)	722,434	12,164	(2,779)	713,049

Equity securities—common stocks	21,170	2,157	(88)	19,101
Cash and short-term investments	111,329	—	—	111,329

Total	$854,933	$14,321	$(2,867)	$843,479

(1)
Approximately 17.4% of total fixed maturities investments are direct or collateralized obligations of FNMA and FHLMC.

December 31, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$221,919	$4,107	$(1,385)	$219,197
States, municipalities and political subdivisions	88,093	2,599	(116)	85,610
Mortgage- and asset-backed securities (excluding GNMAs)	141,831	1,614	(373)	140,590
Corporate bonds	136,702	4,509	(314)	132,507

Total fixed maturities (1)	588,545	12,829	(2,188)	577,904

Equity securities—common stocks	13,446	1,554	(85)	11,977
Cash and short-term investments	91,601	—	—	91,601

Total	$693,592	$14,383	$(2,273)	$681,482

(1)
Approximately 20.7% of total fixed maturities investments are direct or collateralized obligations of FNMA and FHLMC.

    At December 31, 2004 and 2003, all fixed-maturity and equity securities held by us were classified as available-for-sale.

20  —   A N N U A L   R E P O R T   2 0 0 4

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

    When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2004 or 2003. During 2002, $2,905,000 of impairment losses were recorded on an asset-backed fixed maturity security that was also sold later in 2002.

    The following table summarizes all securities in an unrealized loss position at December 31, 2004 and December 31, 2003, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2004		December 31, 2003
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$97,338	$519	$51,249	$521
7-12 Months	33,916	283	15,059	864
> 12 Months	24,258	649	—	—

Subtotal	155,512	1,451	66,308	1,385

States, municipalities and political subdivisions
0-6 Months	18,966	94	6,340	58
7-12 Months	14,155	225	1,508	38
> 12 Months	518	20	648	20

Subtotal	33,639	339	8,496	116

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	64,598	208	45,381	341
7-12 Months	19,536	232	1,135	26
> 12 Months	774	30	138	6

Subtotal	84,908	470	46,654	373

Corporate bonds
0-6 Months	29,870	160	25,049	123
7-12 Months	16,069	189	7,124	191
> 12 Months	4,803	170	—	—

Subtotal	50,742	519	32,173	314

Total Fixed Maturities	$324,801	$2,779	$153,631	$2,188

A N N U A L   R E P O R T   2 0 0 4  —   21

Equity securities—common stocks
0-6 Months	$3,779	$23	$—	$—
7-12 Months	892	65	—	—
> 12 Months	—	—	1,892	85

Total Equity Securities	$4,671	$88	$1,892	$85

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

    The following table shows the composition by National Association of Insurance Commissioners ("NAIC") rating and the generally equivalent Standard & Poor's ("S&P") and Moody's ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2004. Not all of the securities are rated by S&P and/or Moody's.

			Unrealized Loss		Fair Value
NAIC Rating	Equivalent S&P Rating	Equivalent Moody's Rating	Amount	Percent to Total	Amount	Percent to Total
			($ in thousands)
1	AAA/AA/A	Aaa/Aa/A	$2,661	96%	$312,654	96%
2	BBB	Baa	118	4%	12,147	4%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

		Total	$2,779	100%	$324,801	100%

    At December 31, 2004, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having a NAIC rating of 1 or 2, a S&P rating of "BBB-" or higher, or a Moody's rating of "Baa3" or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

    The scheduled maturity dates for fixed maturity securities in an unrealized loss position at December 31, 2004 are shown in the following table:

	Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)
Due in one year or less	$614	22%	$98,661	30%
Due after one year through five years	622	22%	62,825	19%
Due after five years through ten years	189	7%	18,644	6%
Due after ten years	884	32%	59,763	18%
Mortgage- and asset-backed securities	470	17%	84,908	27%

Total fixed income securities	$2,779	100%	$324,801	100%

22  —   A N N U A L   R E P O R T   2 0 0 4

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately 4.1 years.

    Our realized capital gains and losses were as follows:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Fixed maturities:
Gains	$1,014	$2,012	$5,491
(Losses)	(1,093)	(295)	(5,105)

	(79)	1,717	386

Equity securities:
Gains	1,489	673	1,636
(Losses)	(488)	(515)	(354)

	1,001	158	1,282

Net realized capital gains	$922	$1,875	$1,668

    The following table details the larger realized losses from sales and impairments during 2004 and 2003 and the related circumstances giving rise to the loss:

Date of Sale	Proceeds from Sale		Loss on Sale	Impairment	Holdings at December 31,	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost
	($ in thousands)
Year ended December 31, 2004:
11/15/04	$456	(1)	$(360)	—	—	—	2
Year ended December 31, 2003:
2/13/03	$425	(2)	$(252)	—	—	—	6
9/3/03	$357	(3)	$(222)	—	—	—	12

(1)
Major pharmaceutical company adversely affected by a drug recall.
(2)
Major utility company had a deteriorating balance sheet, underperforming overseas operation and a reduction in its dividend.
(3)
Major tobacco company stock adversely affected by concerns over litigation.

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

A N N U A L   R E P O R T   2 0 0 4  —   23

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

    Under insolvency or guaranty laws in most states in which Navigators Insurance Company and NIC Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. During 2002, we were assessed by the California Insurance Guaranty Association and paid an amount of $798,000. This amount was allowed to be recovered by a surcharge on policies written in California in 2003 and had been recorded as an asset. Through December 31, 2003, we recovered $559,000 of this amount and expensed the remaining $239,000. Other than this California assessment, neither Navigators Insurance Company nor NIC Insurance Company was subject to any material assessments under state insolvency or guarantee laws during the three year period ended December 31, 2004.

    Navigators Insurance Company is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia and Puerto Rico. NIC Insurance Company is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer, or meets the financial requirements where there is not a formal approval process, in 43 states and the District of Columbia.

    As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Our insurance company subsidiaries were examined for the years 1996 through 2000 by the New York Insurance Department. No adjustments to the previously filed statutory financial statements were required as a result of this examination. The State of New York Insurance Department has advised us that the Insurance Companies will be examined for the years 2001 through 2004 during 2005.

    The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 2004, Navigators' Insurance Company results were outside the usual values for two of the IRIS ratios. These two ratios and the reasons for the unusual values are as follows: investment yield due to the lower market rates during 2004 and two year reserve development due to the additional asbestos reserves recorded during 2003. In addition, NIC Insurance Company had one ratio outside of the usual values as follows: investment yield due to the lower market rates during 2004. All of the business written by NIC Insurance Company is reinsured by Navigators Insurance Company.

    The NAIC has codified statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that became effective January 1, 2001 and is updated each year. We prepare our statutory basis financial statements in accordance with the most recently updated statutory manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner.

24  —   A N N U A L   R E P O R T   2 0 0 4

    The NAIC adopted model legislation in December 2004 implementing new disclosure requirements with respect to compensation of insurance producers. The model legislation requires that insurance producers obtain the consent of the insured and disclose to the insured, where such producers receive any compensation from the insured, the amount of compensation from the insurer. In those cases where the contingent commission is not known, producers would be required to provide a reasonable estimate of the amount and method for calculating such compensation. Producers who represent companies and do not receive compensation from the insured would have a duty to disclose that relationship in certain circumstances. The NAIC directed its task force on broker activities to give further consideration to the development of additional requirements for the model legislation, such as recognition of a fiduciary responsibility of producers, disclosure of all quotes received by a broker, and disclosures relating to agent-owned reinsurance arrangements. We cannot be certain whether the model legislation will be adopted by any particular states.

    In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the U.S. Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA is intended to ensure the availability of insurance coverage for "acts of terrorism" (as defined) in the United States of America committed by or on behalf of foreign persons or interests. This law established a federal program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future losses resulting from acts of terrorism and requires insurers to offer coverage for acts of terrorism in all commercial property and casualty policies. As a result, we will be prohibited from adding certain terrorism exclusions to those policies written by insurers in our group that write business in the U.S. While these insurers are protected by federal indemnification as provided for in TRIA, there is a substantial deductible that must be met. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, equal to 7.0% during 2003, 10.0% in 2004 and 15.0% in 2005. For losses in excess of an insurer's deductible, our participating insurers will retain an additional 10.0% of the excess losses, with the balance to be covered by the federal government (up to an annual aggregate cap of $100 billion). The imposition of these TRIA deductibles could have an adverse effect on our results of operations. Potential future changes to TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. As a result of TRIA, we are required to offer coverage for certain terrorism risks that we may normally exclude. Occasionally in our marine business, such coverage falls outside of our normal reinsurance program. In such cases, our only reinsurance would be the protection afforded by TRIA. The expiration date for TRIA is December 31, 2005 and it is uncertain whether or not, and on what terms, the U.S. Congress will renew TRIA.

    State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of risk-based capital. Based on calculations made by Navigators Insurance Company and NIC Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2004 statutory financial statements, Navigators Insurance Company and NIC Insurance Company have complied with the NAIC's risk-based capital reporting requirements.

A N N U A L   R E P O R T   2 0 0 4  —   25

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

United Kingdom

    Our United Kingdom subsidiaries and our Lloyd's Operations are subject to regulation by the Financial Services Authority, as established by the Financial Services and Markets Act 2000. Our Lloyd's Operations are also subject to regulation by the Council of Lloyd's. The Financial Services Authority has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd's syndicates, operating in the United Kingdom. Lloyd's operates under a self-regulatory regime arising under the Lloyd's Act 1982 and the Financial Services and Markets Act and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The Financial Services Authority monitors the Lloyd's market to ensure that managing agents' compliance with the systems and controls prescribed by Lloyd's enables those managing agents to comply with its relevant requirements. If it appears to the Financial Services Authority that either Lloyd's is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd's, the Financial Services Authority may intervene in its discretion.

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

26  —   A N N U A L   R E P O R T   2 0 0 4

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

    The Council of Lloyd's has wide discretionary powers to regulate members' underwriting at Lloyd's. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd's ratio or the investment criteria applicable to the provision of Funds at Lloyd's. Exercising any of these powers might affect the amount of a corporate member's overall premium limit and consequently the return on an investment in the corporate member in a given underwriting year. In particular it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd's Franchise Board. The Lloyd's Franchise Board was formally constituted on January 1, 2003 and has now become the managing agent's principal interface with the Society of Lloyd's. The main goal of the Franchise Board is to seek to create and maintain a commercial environment at Lloyd's in which underwriting risk is prudently managed while providing attractive long term returns to capital providers.

    Corporate members continue to have insurance obligations even after all their underwriting years have been closed by reinsurance to close. In order to continue to perform these obligations, corporate members are required to stay in existence; accordingly, there continues to be an administrative and financial burden for corporate members between the time their memberships have ceased and the time their insurance obligations are extinguished, including the completion of financial accounts in accordance with the Companies Act 1985.

    Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current members of Lloyd's. The Council of Lloyd's has discretion to call or assess up to 3% of a member's underwriting capacity in any one year as a Central Fund contribution. In addition, Lloyd's is considering a proposal to add a second tier of central assets to the existing central fund. The second tier would be built up through a compulsory interest bearing loan to the Society from the members. The Society would invest the proceeds of the loans in assets eligible for Society solvency. It is anticipated that the loans would be repaid on a rolling year basis as each year closes.

A N N U A L   R E P O R T   2 0 0 4  —   27

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

    Another competitive factor in the industry is the entrance of other financial services providers such as banks and brokerage firms into the insurance business. These efforts pose new challenges to insurance companies and agents from financial services companies traditionally not involved in the insurance business.

    No single insured or reinsured accounted for 10% or more of our gross written premium in 2004.

Employees

    As of December 31, 2004, the Company had 264 full-time employees of which 201 were located in the United States, 62 in the United Kingdom and one in Belgium.

Available Information on the Internet

    This report and all other filings made by the Company with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 450 Fifth Street, NW, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Further, the Company is an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The Company's website address is http://www.navg.com. Through its website at http://www.navg.com/finance/sec_filings.phtml), the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Annual Report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

Item 2. PROPERTIES

        Our New York underwriting office and certain executive offices are located at One Penn Plaza, New York, New York and occupied pursuant to a lease from an unaffiliated company which expires December 31, 2010. Several of our subsidiaries have noncancellable operating leases for their respective office locations.

    In the first quarter of 2003, we leased additional space in Rye Brook, New York, from an unaffiliated company. Rye Brook is approximately 30 miles north of Manhattan. Our administrative, accounting and information technology staffs and certain executive offices are now located at our Rye Brook, New York office. Our lease for this space terminates in February 2013.

    In January 2000, we purchased an apartment in London to accommodate visitors to our London operations at a cost of approximately $820,000.

28  —   A N N U A L   R E P O R T   2 0 0 4

Item 3. LEGAL PROCEEDINGS

        The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

    The Company's common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    The high and low bid prices and the closing price for the four quarters of 2004 and 2003 were as follows:

	2004			2003
	High	Low	Close	High	Low	Close
First Quarter	$33.37	$27.38	$28.78	$26.46	$22.80	$25.72
Second Quarter	$29.81	$25.80	$28.89	$30.51	$23.95	$29.82
Third Quarter	$30.42	$26.74	$29.24	$35.42	$28.05	$32.50
Fourth Quarter	$30.28	$27.15	$30.11	$33.93	$28.65	$30.87

    There were approximately 166 holders of record of shares of the Company's common stock as of December 31, 2004. However, management believes there are in excess of 1,000 beneficial owners of the stock.

Dividends

    The Company has not paid or declared any cash dividends on its common stock. While there presently is no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors and the amounts of such dividends will be dependent upon, among other factors, the earnings of the Company, its financial condition and business needs, restrictive covenants under its credit facility, the capital and surplus requirements of its subsidiaries and applicable government regulations. There were no repurchases of the Company's shares of common stock during the year ended December 31, 2004.

A N N U A L   R E P O R T   2 0 0 4  —   29

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2004 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	($ in thousands, except per share data)
Operating Information:
Gross written premium	$696,146	$606,492	$447,838	$278,194	$188,425
Net written premium	312,730	307,128	266,090	172,535	108,093
Net earned premium	310,995	277,651	222,104	150,244	97,240
Net investment income	26,795	19,550	18,058	19,354	18,447
Net realized capital gains	922	1,875	1,668	790	265
Total revenues	343,029	304,718	248,478	171,174	120,084
Income before income taxes	52,092	2,792	22,216	5,360	10,338
Net income	34,865	7,685	16,397	3,668	7,032
Net income per share:
Basic	$2.77	$0.81	$1.94	$0.44	$0.84
Diluted	$2.74	$0.80	$1.89	$0.43	$0.84
Average common shares (000s):
Basic	12,598	9,446	8,463	8,419	8,414
Diluted	12,715	9,585	8,676	8,547	8,414
Combined loss & expense ratio (1)	90.1%	104.0%	98.5%	104.1%	101.1%
Balance Sheet Information (at end of year):
Total investments and cash	$854,933	$693,592	$452,885	$333,090	$293,480
Total assets	1,756,678	1,379,458	917,919	712,757	616,016
Gross loss and LAE reserves	966,117	724,612	489,642	401,177	357,674
Net loss and LAE reserves	463,788	374,171	264,647	202,759	174,883
Notes payable	—	—	14,500	19,000	22,000
Stockholders' equity	328,578	290,028	171,275	147,206	143,480
Common shares outstanding (000s)	12,657	12,535	8,486	8,427	8,414
Book value per share (2)	$25.96	$23.14	$20.18	$17.47	$17.05

(1)
Calculated on a GAAP basis.
(2)
Calculated as stockholders' equity divided by actual shares outstanding as of the date indicated.

30  —   A N N U A L   R E P O R T   2 0 0 4

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

Overview

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors' liability coverages. We conduct operations through our insurance company subsidiaries, the Navigators Agencies and our Lloyd's Operations. Our insurance company subsidiaries consist of Navigators Insurance Company, which includes a United Kingdom Branch, and NIC Insurance Company which writes excess and surplus lines. The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for our insurance subsidiaries. Our Lloyd's Operations include NUAL, a Lloyd's marine underwriting agency which manages Lloyd's Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd's corporate members.

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

A N N U A L   R E P O R T   2 0 0 4  —   31

covers litigation exposure of a corporation's directors and officers). These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by disciplined underwriting, prudent use of reinsurance and a balanced portfolio of risks.

    Our revenue consists primarily of premiums, commission and investment income. Our insurance company subsidiaries derive their premiums primarily from business written by the Navigators Agencies. The Lloyd's Operations derive their premiums from business written by NUAL. The Navigators Agencies and NUAL receive commissions and, in some cases, profit commissions and service fees on the business produced on behalf of our insurance company subsidiaries and others.

    Over the past three years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off and in several lines of business declined during 2004. Specialty liability losses in the contractors' business have also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market. Rates continue to increase in our specialty liability business, albeit at a slower pace. In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and increased frequency of securities-related class action litigation, has led to an invigorated interest in professional liability insurance generally. These conditions resulted in rate increases in 2002 and 2003 as well as an overall improvement in policy terms and conditions for our professional liability line of business. However, the professional liability business has experienced low single digit premium rate decreases in 2004. We believe that the professional liability market will continue to see rates decrease in certain areas in 2005, including directors and officers coverages.

    Our business is cyclical and influenced by many factors. These factors include price competition, economic conditions, interest rates, natural or man-made disasters (for example hurricanes and terrorism), state regulations, court decisions and changes in the law. Additionally, because our insurance products must be priced, and premiums charged, before costs have fully developed, our liabilities are required to be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, we cannot assure you that our actual liabilities will not exceed the recorded amounts.

    For additional information regarding our business, see "Business—General."

Industry Investigations

    The insurance industry recently has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and sales practices. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to compensation and bidding arrangements between producers and issuers of insurance products, and unsuitable sales practices by producers on behalf of either the issuer or the purchaser. The practices currently under investigation include, among other things, allegations that so-called contingent commission arrangements may conflict with a broker's duties to its customers and that certain brokers and insurers may have engaged in anti-competitive practices in connection with insurance premium quotes. The New York State Attorney General has recently entered into a settlement agreement with one large insurance broker against whom a civil complaint had been filed. These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry.

32  —   A N N U A L   R E P O R T   2 0 0 4

    In response to these various industry investigations, the Company recently completed its own internal review with respect to such contingent commission arrangements and anti-competitive practices. In this internal inquiry, the Company did not find any evidence that it has engaged in the bid-rigging and price-fixing activities that are at the core of the New York State Attorney General's investigation into these anti-competitive practices. In addition, as a result of this internal inquiry, the Company is developing guidelines with respect to its future commission payment arrangements.

    Largely as a result of these industry investigations, contingent commission and other commission practice standards are currently evolving. For example, in December 2004 the National Association of Insurance Commissioners adopted an amendment to its Producer Licensing Model Act with respect to producer compensation disclosure obligations, and is considering further amendments to this Model Act. The Company is supportive of industry efforts to encourage transparency in the disclosure of contingent commissions paid to brokers by insurers and does not expect to be adversely impacted by legislative developments in this area.

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

    Our most critical accounting policies involve the reporting of the reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for Lloyd's results and the translation of foreign currencies..

    Reserves for Losses and LAE.    Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate liability, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Additional information regarding our loss reserves can be found in "—Results of Operations—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred," "Business—Reserves," and Note 6 to our consolidated audited financial statements, all of which are included herein.

    Reinsurance Recoverables.    Reinsurance recoverables are established for the portion of the reserves for losses and LAE that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Additional information regarding our reinsurance recoverables can be found in the "Business—Reinsurance Ceded" section and Note 7 to our consolidated audited financial statements, both included herein.

A N N U A L   R E P O R T   2 0 0 4  —   33

    Written and Unearned Premium.    Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Additional information regarding our written and unearned premium can be found in Notes 1 and 7 to our consolidated audited financial statements, both included herein.

    Deferred Tax Assets.    We apply the asset and liability method of accounting for income taxes whereby deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additional information regarding our deferred tax assets can be found in Notes 1 and 5 to our consolidated audited financial statements, both included herein.

    Impairment of Investment Securities.    Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. A number of criteria are considered during this process including, but not limited to: the current fair value as compared to cost or amortized cost, as appropriate, of the security; the length of time the security's fair value has been below cost or amortized cost, and by how much; and specific credit issues related to the issuer and current economic conditions. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. For additional detail regarding our investment portfolio at December 31, 2004 and 2003, including disclosures regarding other-than-temporary declines in investment value, see the "Business—Investments" section and Note 2 to our consolidated audited financial statements, both included herein.

    Accounting for Lloyd's Results.    We record our pro rata share of Lloyd's Syndicate 1221 assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd's three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close or RITC." The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the reinsurance to close transaction. Additional information regarding our accounting for Lloyd's results can be found in Note 1 to our consolidated audited financial statements, included herein.

34  —   A N N U A L   R E P O R T   2 0 0 4

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

Results of Operations and Overview

    The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2004, 2003 and 2002. All earnings per share data is presented on a per diluted share basis.

    Our 2004, 2003 and 2002 results of operations reflect increasing premium rates as a result of improved market conditions beginning in late 2000 and continuing through 2004, albeit to a much lesser extent in 2004. Net income for 2004, 2003 and 2002 was $34.9 million or $2.74 per share, $7.7 million or $0.80 per share and $16.4 million or $1.89 per share, respectively.

    We experienced premium growth as measured by net earned premium in 2004, 2003 and 2002 of 12.0%, 25.0% and 47.8%, respectively, due to the combination of increased premium rates and business expansion. Underwriting profitability during such periods, as measured by the Company's combined ratios, has also improved for the 2004, 2003 and 2002 business written. The 2003 year was adversely impacted by reserve strengthening from prior years.

    Cash flow from operations increased in 2004 and 2003 by approximately 20.8% and 24.0%, respectively, contributing to the growth in invested assets and net investment income. The growth in investment income has been mitigated in 2004 and 2003, and investment income actually declined in 2002, as a result of the overall declines in interest rates in the portfolios and the broader market.

2004 Results

    The 2004 results of operations reflect improved financial performance compared to 2003 and 2002 due to a combination of improved underwriting results and the growth in net investment income.

    The 2004 underwriting results benefited from the improved market conditions as reflected in increased premium rates coupled with the recording of a net redundancy of prior year loss reserve of $3.8 million which reduced the 2004 combined ratio of 90.1% by 1.2 loss ratio points.

    While pre-tax investment yields declined to 3.5% in 2004 compared to 3.8% in 2003, net investment income increased 37% due to the cash flow from operations of $162.5 million coupled with the net proceeds of $111 million as a result of the Company's October 2003 equity offering, of which $95 million of the net proceeds was contributed to Navigators Insurance Company and invested in fixed maturity investments.

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

A N N U A L   R E P O R T   2 0 0 4  —   35

reserve increase. The reserve action was the result of a review of asbestos-related exposures conducted by the Company and an independent consulting firm. Following such review, the Company increased its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

    During 2003, the Company enhanced its financial position and ability to take advantage of market opportunities as a result of its October 2003 equity offering by paying off its remaining outstanding debt, contributing $95 million to the statutory surplus of Navigators Insurance Company and increasing its stamp capacity at Lloyd's by increasing its letter of credit facility.

2002 Results

    The 2002 results of operations reflect a substantial improvement in underwriting profitability as evidenced by the Company's combined ratio of 98.5% compared to 104.1% for 2001. The 2002 results of operations were adversely impacted by an after tax charge of $1.9 million or $0.22 per diluted share for impairment losses on asset- backed securities.

    Revenues.    Gross written premium increased to $696.1 million or 14.8% in 2004 from $606.5 million in 2003, and by 35.4% from $447.8 million in 2002. The growth in gross premiums over the three year period reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies. The premium rate increases or decreases as noted below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate changes calculation provides an indicated pricing trend and is not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced compared to renewal business. The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Year Ended December 31,
	2004				2003				2002
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:
Marine	$210,326	30.2%	$79,278	$80,476	$196,309	32.4%	$91,976	$92,448	$179,119	40.0%	$81,189	$71,122
Specialty	150,068	21.6%	79,944	86,437	131,136	21.6%	85,886	84,842	115,684	25.8%	94,392	69,073
Professional Liability	70,955	10.2%	26,625	21,021	53,010	8.7%	14,280	9,410	23,430	5.2%	4,489	1,780
Assumed from Lloyd's	26,014	3.7%	25,799	39,714	33,019	5.5%	32,962	21,368	8,243	1.9%	8,243	5,548
Other (includes run-off)	254	0.0%	1,104	1,111	720	0.1%	38	121	2,125	0.5%	1,360	888

Insurance Companies Total	457,617	65.7%	212,750	228,759	414,194	68.3%	225,142	208,189	328,601	73.4%	189,673	148,411

Lloyd's Operations:
Marine	230,825	33.2%	93,245	79,908	190,026	31.3%	69,538	62,851	116,452	26.0%	73,148	71,399
Other	33,042	4.7%	6,735	2,328	33,824	5.6%	12,448	6,611	9,468	2.1%	3,269	2,294

Lloyd's Operations Total	263,867	37.9%	99,980	82,236	223,850	36.9%	81,986	69,462	125,920	28.1%	76,417	73,693

Intercompany elimination	(25,338)	-3.6%	—	—	(31,552)	-5.2%	—	—	(6,683)	-1.5%	—	—

Total	$696,146	100.0%	$312,730	$310,995	$606,492	100.0%	$307,128	$277,651	$447,838	100.0%	$266,090	$222,104

36  —   A N N U A L   R E P O R T   2 0 0 4

Gross Written Premium

Insurance Companies' Gross Written Premium

    Marine Premium.    The 2004 marine gross written premium increased 7.1% principally due to the addition of protection and indemnity business written by our UK Branch commencing early in the year coupled with the 4.7% average increase in renewal premium rates during the year. Primary marine protection and indemnity (P&I) business complements our marine liability business which is generally written above the primary layer on an excess basis. The rate increases in the marine business slowed in 2004 compared to the prior two years. The 2003 and 2002 marine premium increased 9.6% and 65.5%, respectively, from the prior years due to business expansion in existing lines of business coupled with an increase in premium rates resulting in higher premiums on new and renewal business. The generally improved pricing environment resulted in Navigators Insurance Company increasing its writing of new business in 2002, which was partially offset in 2003 by a reduction of business in certain specific areas due to pricing concerns. Rate increases in 2003 and 2002 averaged approximately 13% and 21%, respectively. Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 80% in 2004 and 2003 and 75% in 2002. Commencing in 2005, Navigators Insurance Company's participation will increase to 85%.

    Specialty Premium.    This business consists primarily of general liability business for small general and artisan contractors as well as other targeted commercial risks. The specialty premium increased 14.4% from 2003 to 2004, 13.4% in 2003 compared to 2002 and 109.8% in 2002 compared to 2001 due to increased rates and underwriting new policies. The average renewal rate increases in the contractors' liability business were approximately 13%, 49% and 30% in 2004, 2003 and 2002, respectively. During 2003 and 2004, the number of California construction liability in-force policies decreased significantly as a result of our efforts to scale back the number of small artisan policies we write. The new business and the rate increases resulted from a tightening market for California contractors' liability insurance. In December 2004, we hired a small team of experienced underwriters to write excess casualty and commercial and personal umbrella business for Navigators Insurance Company.

    Professional Liability Insurance.    The professional liability premium increased to $71.0 million in 2004 from $53.0 million in 2003 and $23.4 million in 2002 reflecting growth and the expansion of this business. Renewal premium rates for this business decreased approximately 3.2% in 2004 compared to increases of approximately 28% in 2003. The 2004 premium rate decreases are reflective of softening market conditions which may continue into 2005. In late 2001, our insurance company subsidiaries began to write professional liability insurance, primarily consisting of directors and officers liability insurance for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages. Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors. Beginning in 2005 we commenced writing professional liability coverages for architects and engineers.

    Assumed from Lloyd's Operations.    Gross premiums written assumed from our Lloyd's Syndicate 1221 through quota share treaties consisted of marine and energy business of $26.0 million in 2004 compared to $33.0 million in 2003 and $8.2 million in 2002. The 2004 gross premiums written includes $22.2 million of gross and net premiums written and earned, representing Navigators Insurance Company's share of reinsurance to close premiums recorded by our Lloyd's Syndicate 1221 as a result of the transfer of assets and liabilities from the participants of the 2002 underwriting year to the 2003 underwriting year of Syndicate 1221.

A N N U A L   R E P O R T   2 0 0 4  —   37

Lloyd's Operations' Gross Written Premium

    Marine Premium.    Our gross written premium is based on the amount of stamp capacity to write business that we provide to Lloyd's Syndicate 1221 which was 97.4% in 2004 and 2003 and 68.1% in 2002. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined by the Council of Lloyd's. The Syndicate's stamp capacity was £150 million ($275 million), £125 million ($203.5 million) and £75 million ($112.7 million) in 2004, 2003 and 2002, respectively. The 2004 marine gross written premium increased 21.5% in 2004 compared to 2003, 63.2% in 2003 compared to 2002 and 10.1% in 2002 compared to 2001.

    Substantially all of the increase in 2004 represents premiums recorded as RITC premium representing the transfer of assets and liabilities from the participants of the 2002 underwriting year to the 2003 underwriting year in which Navigators had increased its participation to 97.4% from 68.1%. The RITC transaction is recorded as additional written and earned premium, losses incurred, loss reserves and receivables all in the same amount, net or gross of applicable ceded reinsurance amounts. There are no gains or losses recorded on the transaction. The comparable 2003 RITC amount was $514,000.

    The 2003 increase compared to 2002 resulted from the increase in the Company's participation coupled with the increase in stamp capacity of Syndicate 1221.

    The generally improved pricing environment since 2002 resulted in the Syndicate 1221 increasing its stamp capacity to take advantage of favorable market conditions as reflected in higher renewal premium rates averaging 0.6% in 2004, 15% in 2003 and 26% in 2002.

    The stamp capacity for 2005 has been reduced to £135 million ($247.5 million), reflective of unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2005. In January 2005, we formed Navigators NV, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and will write transport liability, cargo and marine liability business on behalf of Syndicate 1221.

    Other.    Other consists of engineering and construction gross written premium which provides coverage for construction projects including machinery, equipment and loss of use due to delays, and of onshore energy premium which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

Ceded Written Premium.    In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by our insurance company subsidiaries or our Lloyd's Operations.

38  —   A N N U A L   R E P O R T   2 0 0 4

    The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	2004		2003		2002
	Ceded Written Premium	% of Gross Written Premium	Ceded Written premium	% of Gross Written Premium	Ceded Written premium	% of Gross Written Premium
	($ in thousands)
Insurance Companies
Marine	$131,048	62.3%	$104,333	53.1%	$97,930	54.7%
Specialty	70,124	46.7%	45,250	34.5%	21,292	18.4%
Professional Liability	44,330	62.5%	38,730	73.1%	18,941	80.8%
Assumed from Lloyd's	215	0.8%	57	0.2%	—	0.0%
Other	(850)	NM	682	94.7%	765	36.0%

Subtotal	244,867	53.5%	189,052	45.6%	138,928	42.3%

Lloyd's Operations
Marine	137,580	59.6%	120,488	63.4%	43,304	37.2%
Other	26,307	79.6%	21,376	63.2%	6,199	65.5%

Subtotal	163,887	62.1%	141,864	63.4%	49,503	39.3%

Intercompany elimination	(25,338)	100.0%	(31,552)	100.0%	(6,683)	100.0%

Total	$383,416	55.1%	$299,364	49.4%	$181,748	40.6%

    The increases in the total dollar amount ceded each year were primarily due to the increases in the gross written premium.

    The increase to 62.3% for 2004 marine business ceded premium, compared to 53.1% in 2003 and 54.7% in 2002, reflects increased purchases of quota share reinsurance for certain lines of business, net reinstatement premium costs of $2.2 million for Hurricane Ivan losses coupled with an overall increase in excess of loss reinsurance premium since 2002. The decline in the 2003 percentage of ceded marine premium compared to 2002 reflects a decline in ceded premium resulting from a commutation agreement with a former member of the marine pool offset by an overall increase in excess of loss reinsurance premiums.

    The increase to 46.7% for 2004 specialty business ceded premium, compared to 34.5% in 2003, is principally due to the purchase of a quota share treaty for the construction and certain other specialty lines of business coupled with rate increases for an excess of loss treaty. The 2003 increase in the percentage of ceded specialty premiums to 34.5% compared to 18.4% in 2002 was principally due to a reinsurance treaty change for a portion of 2003 that provided a statutory accounting benefit but had no impact on net income, increased costs for the excess of loss treaty coupled with a higher percentage of ceded premium for several new lines of business.

    The percentage of ceded premium for professional liability business has declined each year since the Company is retaining more of its risks on a net basis as the business grows and becomes more seasoned.

    The 2004 ceded premium amount for the Lloyd's Operations includes $47.6 million or 18.0% of Syndicate 1221 gross written premium in connection with the RITC transaction of which $22.2 million was assumed by Navigators Insurance Company through a retrocession of the Syndicate's reinsurance. The 2003 ceded premium percentage of 63.4% compared to 39.3% in 2002 reflects our providing a greater percentage of capacity at Lloyd's in 2003 compared to 2002 and then reinsuring a

A N N U A L   R E P O R T   2 0 0 4  —   39

substantial portion of our stamp capacity through the utilization of quota share reinsurance agreements to third parties who provide letters of credit used as collateral at Lloyd's. A portion of this reinsurance was assumed by Navigators Insurance Company.

Net Written Premium.    Net written premium increased 1.8% and 15.4% in 2004 and 2003, respectively, while gross written premium increased 14.8% and 35.4%, respectively, reflecting the cession by the Company of a greater percentage of its overall gross written premiums as discussed above. The 2004 net premium written increased $12.8 million as a result of the RITC transactions recorded in the 2004 fourth quarter, while the 2003 net written premium contains $13.9 million as a result of the commutation with a former pool member compared to 2002.

Net Earned Premium.    Net earned premium increased 12.0% in 2004 compared to 2003 and 25.0% in 2003 compared to 2002. The 2004 earned premium includes $12.8 million as a result of the RITC transaction compared to 2003, while the 2003 amount contains $11.0 million as a result of the commutation with a former pool member compared to 2002.

Commission Income.    Commission income from unaffiliated business increased 11.0% to $4.8 million in 2004 compared to $4.3 million in 2003. The increase principally resulted from the increased profit commission on the Lloyd's Operations business. Commission income from unaffiliated business decreased by 11.3% in 2003 compared to 2002 as a result of a decrease from 25% to 20% of unaffiliated insurers participating in the marine pool managed by Navigators Agencies. This decrease occurred effective January 1, 2003 as a result of Navigators Insurance Company increasing its participation in the marine pool from 75% in 2002 to 80% in 2003.

Net Investment Income.    Net investment income increased 37.1% and 8.3% in 2004 and 2003, respectively, due to the increase in invested assets resulting from positive cash flow from operations and the $110.8 million of net proceeds from our October 2003 common stock offering. See the "Business—Investments" section included herein for additional information regarding our net investment income.

Net Realized Capital Gains.    Pre-tax net income included $0.9 million of net realized capital gains for 2004 compared to $1.9 million for 2003 and $1.7 million for 2002. On an after-tax basis, the net realized capital gains were $0.6 million or $0.05 per share, $1.2 million or $0.13 per share and $1.2 million or $0.14 per share for 2004, 2003 and 2002, respectively. The 2002 net realized capital gains include $2.9 million of impairment losses recorded on one of our asset-backed securities.

Other Income/(Expense).    Other income/(expense) for 2004, 2003 and 2002 consisted principally of both foreign exchange gains and (losses) of $(1,310,000), $612,000 and $928,000, respectively, primarily related to the Lloyd's Operations, and of inspection fees of $873,000, $750,000 and $893,000, respectively, related to the specialty insurance business.

Operating Expenses.

    Net Losses and Loss Adjustment Expenses Incurred.    The ratios of net loss and loss adjustment expenses incurred to net earned premium (loss ratios) were 60.5%, 76.0% and 64.6% in 2004, 2003 and 2002, respectively. The decrease in the 2004 loss ratio compared to 2003 was primarily due to the adverse development that negatively affected the 2003 loss ratio. The 2004 loss ratio increased by 1.6 loss ratio points as a result of $2.9 million of net losses and $2.2 million of reinstatement premium from Hurricane Ivan. We incurred minimal losses from other 2004 hurricanes in the U.S. and from the 2004 tsunami in Asia. The 2004 loss ratio was favorably impacted by 1.2 loss ratio points resulting from the $3.8 million net redundancy of prior year loss

40  —   A N N U A L   R E P O R T   2 0 0 4

reserves. The increase in the loss ratio in 2003 compared to 2002 was primarily due to the asbestos losses recorded in the fourth quarter of 2003 accounting for 11.4 loss ratio points of the 2003 loss ratio and, to a lesser extent, the adverse development in the California contractors' liability portion of the specialty business accounting for 10 loss ratio points and by 1.4 loss ratio points for loss activity related to run-off lines of business. The improvements in the premium rates since 2001 have benefited the loss ratios each year. We do not discount any of our loss reserves.

    The following tables set forth our net loss reserves by segment and line of insurance business and the total case reserves and IBNR as of the date indicated:

	As of December 31,
	2004	2003	2002
	($ in thousands)
Insurance Companies:
Marine	$130,439	$110,698	$70,017
Specialty	150,347	114,167	64,956
Professional Liability	19,001	7,059	1,240
Assumed from Lloyd's Operations	37,790	14,323	3,029
Other (primarily run-off business)	22,512	24,390	27,165

Total Insurance Companies	360,089	270,637	166,407

Lloyd's Operations:
Marine	99,565	100,936	97,018
Other	4,134	2,598	1,222

Total Lloyd's Operations	103,699	103,534	98,240

Total net loss reserves	$463,788	$374,171	$264,647

Total net case loss reserves	$189,746	$154,531	$135,260
Total net IBNR loss reserves	274,042	219,640	129,387

Total net loss reserves	$463,788	$374,171	$264,647

    At December, 2004, the IBNR loss reserve was $274.0 million or 59.1% of our total loss reserves compared to 58.7% in 2003 and 48.9% in 2002.

    At December 31, 2004, a 10% change in the net loss reserves would equate to $46.4 million which would represent an after-tax charge to net income of $30.2 million and 9.2% of stockholders' equity. Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate. Any adjustments that result from this review are recorded in the quarter in which they are identified.

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

A N N U A L   R E P O R T   2 0 0 4  —   41

    The increase in net loss reserves in all active lines of business is generally a reflection of the growth in premium volume over the last three years. The net loss reserve increase for 2003 also includes an increase in reserves to $33.2 million from $1.5 million for asbestos and environmental exposures in the marine and run-off business as well as prior year loss reserve strengthening of approximately $22.2 million in our specialty business related to the California contractors liability business. Approximately $31.8 million of the asbestos and environmental reserves are recorded in marine and $1.4 million in other, primarily related to run-off aviation business. Asbestos and environmental net loss reserves at December 31, 2004 were $32.9 million.

    As discussed under the caption "Business—Reserves," there are a number of factors that could cause actual losses and loss adjustment expenses to differ materially from the amount that we have reserved for losses and loss adjustment expenses.

    Commission Expense.    Commission expense paid to brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. Commission expense as a percentage of net earned premium was 12.6% in 2004, 14.5% in 2003 and 19.5% in 2002. The two year decrease in commission expense was primarily the result of an increase in ceding commissions from reinsurers coupled with a general decline in commission expense to brokers and agents.

    Other Operating Expenses.    The 26.8% and 28.8% increases in other operating expenses when comparing 2004 to 2003 and comparing 2003 to 2002, respectively, are attributable primarily to employee related expenses resulting from expansion of the business coupled with the increased costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Included in 2004 and 2003 were $992,000 and $761,000, respectively, recorded for employee stock option expense. The Company adopted the fair value method of accounting for stock-based employee compensation as of January 1, 2003.

    Interest Expense.    The decreases in interest expense in 2003 and 2002 were primarily due to lower interest rates charged on the loan balance and a declining loan balance. The remaining loan balance was paid in October 2003 from a portion of the proceeds from the Company's common stock offering, therefore no interest expense was recorded in 2004.

Income Taxes.    The income tax expense (benefit) was $17.2 million, $(4.9) million and $5.8 million for 2004, 2003 and 2002, respectively. The effective tax rates for 2004, 2003 and 2002 were 33.1%, (175.3%) and 26.2%, respectively. As of December 31, 2004 and 2003, the net deferred Federal, foreign, state and local tax assets were $17.3 million and $15.2 million, respectively.

    We are subject to the tax regulations of both the United States and the United Kingdom. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. branch. The income from the foreign operations is designated as either U.S connected income or non-U.S. connected income. The U.S. connected income under the Subpart F regulations of the Internal Revenue Code is taxed in the year earned for tax purposes and recorded in the Company's tax return. It is also included in the tax provision at the corporate 35% rate. Foreign tax credits, where available, are utilized to offset as much of the U.S. tax as permitted on the U.S. connected income. Non-U.S. connected income from a foreign subsidiary is subject to U.S. taxation only when distributed. U.S. taxes are not accrued when the earnings are considered to be permanently reinvested in the foreign subsidiary. The Company has demonstrated its intention that the foreign earnings are permanently reinvested in the foreign subsidiary, and therefore any distribution is postponed indefinitely. The foreign earnings are subject to taxes in foreign jurisdictions which, in the case of the Company, approximate 35%.

    We have not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of approximately $11.0 million of our non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.0 million would be payable

42  —   A N N U A L   R E P O R T   2 0 0 4

on such undistributed earnings and would be reflected in the tax provision for the year distributed assuming all foreign tax credits are realized.

    Included in 2003 and 2002 were tax benefits related to the reversal of a tax valuation allowance related to the Company's foreign operations of $5,284,000 and $1,267,000, respectively. Additional information regarding our tax valuation allowance can be found in Note 5 to our consolidated audited financial statements, included herein.

    The Company had net state and local operating loss carryforwards amounting to potential future tax benefits of $4,493,000 and $3,274,000 at December 31, 2004 and 2003, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local tax carryforwards at December 31, 2004 expire from 2019 to 2024.

Segment Information

    Following are the financial results of the Company's three segments: Insurance Companies, Lloyd's Operations and Navigators Agencies. We evaluate the performance of each segment based on their GAAP underwriting or operating results. Items of revenue and expenditure, including net investment income and realized capital gains and losses, are included herein based on the legal entity where they are recorded. Our underwriting performance is evaluated separately from the performance of our investment portfolios. See Note 13 to the consolidated financial statements for further information.

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

A N N U A L   R E P O R T   2 0 0 4  —   43

    Following are the results of operations for the Insurance Companies for each of the years in the three-year period ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Revenues:
Net earned premium	$228,759	$208,189	$148,411
Net investment income	24,118	17,455	15,489
Net realized capital gains	1,164	1,231	1,207
Other income (expense)	(17)	188	461

Total revenues	254,024	227,063	165,568

Operating expenses:
Net losses and LAE	149,073	167,550	90,492
Commission expense	55,120	52,313	50,121
Other operating expenses	7,007	4,845	3,311

Total operating expenses	211,200	224,708	143,924

Income before income tax expense	42,824	2,355	21,644
Income tax expense	13,625	(104)	6,780

Net income	$29,199	$2,459	$14,864

Loss and LAE ratio	65.2%	80.5%	61.0%
Commission expense ratio	24.1%	25.1%	33.8%
Other operating expense ratio	3.1%	2.3%	2.2%

Combined ratio	92.4%	107.9%	97.0%

    Following are the underwriting results of the Insurance Companies for each of the years in the three-year period ended December 31, 2004:

	Year Ended December 31, 2004
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)

Marine	$80,476	$48,163	$24,044	$8,269	59.8%	29.9%	89.7%
Specialty	86,437	56,992	27,236	2,209	65.9%	31.5%	97.4%
Professional Liability	21,021	12,627	5,588	2,806	60.1%	26.6%	86.7%
Assumed from Lloyd's Operations	39,714	30,604	5,327	3,783	77.1%	13.4%	90.5%
Other (includes run-off business)	1,111	687	(68)	492	61.8%	-6.1%	55.7%

Total	$228,759	$149,073	$62,127	$17,559	65.2%	27.2%	92.4%

44  —   A N N U A L   R E P O R T   2 0 0 4

	Year Ended December 31, 2003
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)

Marine	$92,448	$74,799	$23,543	$(5,894)	80.9%	25.5%	106.4%
Specialty	84,842	68,986	25,077	(9,221)	81.3%	29.6%	110.9%
Professional Liability	9,410	5,856	2,136	1,418	62.2%	22.7%	84.9%
Assumed from Lloyd's Operations	21,368	13,761	6,368	1,239	64.4%	29.8%	94.2%
Other (includes run-off business)	121	4,148	34	(4,061)	NM	NM	NM

Total	$208,189	$167,550	$57,158	$(16,519)	80.5%	27.4%	107.9%

	Year Ended December 31, 2002
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)

Marine	$71,122	$38,629	$21,949	$10,544	54.3%	30.9%	85.2%
Specialty	69,073	43,758	28,649	(3,334)	63.3%	41.5%	104.8%
Professional Liability	1,780	1,243	1,225	(688)	69.8%	68.8%	138.6%
Assumed from Lloyd's Operations	5,548	3,356	1,915	277	60.5%	34.5%	95.0%
Other (includes run-off business)	888	3,506	(306)	(2,312)	NM	NM	NM

Total	$148,411	$90,492	$53,432	$4,487	61.0%	36.0%	97.0%

    The Insurance Companies experienced premium growth in all three lines of business as reflected in the net earned premium increases of 9.9%, 40.3% and 100.3% in 2004, 2003 and 2002, respectively. The 2004 assumed premium from Lloyd's Operations net earned premium includes $22.2 million as a result of the RITC transaction recorded for the close of the 2002 year of account at Syndicate 1221. The 2003 marine earned premium included approximately $11.0 million as a result of a commutation agreement with a former pool member. Approximately 17.4%, 10.3% and 3.7% of the net earned premium recorded in 2004, 2003 and 2002, respectively, is a result of the Insurance Companies participating on reinsurance treaties supporting the Lloyd's Operations' marine and energy business.

    The 2004 underwriting results benefited from improved market conditions since 2002 across all lines of business as reflected in the 92.4% combined ratio. The 2004 underwriting results were negatively impacted by approximately $2.8 million or 1.2 loss ratio points for net prior year loss development of which $4.8 million was for marine business, $2.3 million for specialty business and $0.7 million for run-off business, offset by $2.8 million of prior year savings for professional liability business and $2.2 million from business assumed from our Lloyd's operations. The net loss to the Insurance Companies from Hurricane Ivan of approximately $3.1 million increased the 2004 marine combined ratio by 3.7 ratio points and the Insurance Companies' combined ratio by 1.3 ratio points.

A N N U A L   R E P O R T   2 0 0 4  —   45

    The 2003 underwriting results were adversely impacted by approximately $61.5 million for incurred losses related to years prior to 2002. Approximately $32.5 million of such adverse development was for incurred losses recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business). As a result of recording such losses, intersegment profit commissions of $5.7 million due to Navigators Agencies were reduced. The Company also recorded adverse development in 2003 of approximately $22.2 million for specialty business mostly for California contractors liability business, and approximately $4.0 million for other marine business and $2.8 million for other run-off business. The Company strengthened its reserves for the California contractors liability business as a result of an internal actuarial analysis of the specialty business conducted during the 2003 fourth quarter.

    The 2002 underwriting results were negatively impacted by approximately $6.7 million for prior year loss development recorded in specialty business mostly for the Company's California contractors liability business.

    The pre-tax yield on the Insurance Companies' investment portfolio approximated 4.02%, 4.26% and 4.99% for 2004, 2003 and 2002, respectively. The portfolio yields reflect the overall declines in interest rates since 2001. Net investment income increased in 2004 compared to 2003 and in 2003 compared to 2002 despite declines in the average investment yield on the portfolio due to strong cash flows throughout 2004 and 2003 coupled with the receipt of $95 million of statutory surplus contributions in the 2003 fourth quarter.

Lloyd's Operations

    The Lloyd's Operations consist of NUAL, which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Navigators Underwriting Limited (formerly Pennine Underwriting Ltd.), an underwriting managing agency with offices in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221. The Lloyd's Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the UK Branch of Navigators Insurance Company, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

    Our Lloyd's Syndicate 1221's stamp capacity was £150 million ($275 million) in 2004 compared to £125 million ($203.5 million) in 2003 and £75.0 million ($112.7 million) in 2002. The stamp capacity for 2005 has been reduced to £135 million ($247.5 million) reflective of unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2005. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined by the Council of Lloyd's. Syndicate 1221's stamp capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in our financial statements is gross of commission. We provided 97.4%, 97.4% and 68.1% of Syndicate 1221's total capacity for the 2004, 2003 and 2002 underwriting years, respectively. In 2003, we reinsured 15.4% of our Syndicate 1221 capacity through the utilization of quota share reinsurance agreements to third parties who provide letters of credit used as collateral at Lloyd's. The Lloyd's marine business had been subject to deteriorating pricing beginning in the mid-1990's. The pricing competition showed some signs of stabilizing in 2000 and prices increased in 2001, 2002 and 2003. The 2004 pricing stayed relatively stable. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd's Operations included in the consolidated financial statements represent our participation in Syndicate 1221.

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an

46  —   A N N U A L   R E P O R T   2 0 0 4

underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate, since (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the reinsurance to close. The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. The reinsurance to close transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the RITC transaction.

    We provide letters of credit to Lloyd's to support our participation in Syndicate 1221's stamp capacity as discussed below under the caption "Liquidity and Capital Resources".

A N N U A L   R E P O R T   2 0 0 4  —   47

    Following are the results of operations of the Lloyd's Operations for each of the years in the three-year period ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Revenues:
Net earned premium	$82,236	$69,462	$73,693
Commission income	1,257	538	418
Net investment income	2,645	2,009	2,507
Net realized capital gains (losses)	(242)	644	461
Other income (expense)	(1,317)	381	465

Total revenues	84,579	73,034	77,544

Operating expenses:
Net losses and LAE	38,941	43,539	52,908
Commission expense	15,588	12,115	15,731
Other operating expenses	14,433	8,449	6,234

Total operating expenses	68,962	64,103	74,873

Income before income tax expense (benefit)	15,617	8,931	2,671
Income tax expense (benefit)	5,466	(1,727)	—

Net income	$10,151	$10,658	$2,671

Loss and LAE ratio	47.4%	62.7%	71.8%
Commission expense ratio	19.0%	17.4%	21.3%
Other operating expense ratio	17.6%	12.2%	8.5%

Combined ratio	84.0%	92.3%	101.6%

    The Lloyd's Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004. The 2004 net earned premium and incurred losses were increased by $12.8 million as a result of the RITC transaction for the 2002 year of account.

    The RITC recorded in 2004 when compared to 2003 reflects the increase in our participation in Lloyd's Syndicate 1221 to 97.4% for the 2003 year of account from 68.1% for the 2002 year of account. Two participants in Lloyd's Syndicate 1221 for the 2002 year of account changed their status for the 2003 year of account from participants to reinsurers. Upon closing the 2002 year of account at the end of 2004, substantially all of the RITC assumed on a gross basis for the 2002 year of account was ceded to these reinsurers for the 2003 year of account. One of these reinsurers ceded a large portion of their reinsurance

48  —   A N N U A L   R E P O R T   2 0 0 4

participation for the 2003 year of account to Navigators Insurance Company. A summary of the effect of the RITC transaction on our financial statements is as follows:

	Lloyd's Operations	Insurance Companies	Eliminations	Consolidated
	($ in millions)
Income Statement:
Gross written premium	$38.1	$22.2	$(22.2)	$38.1
Ceded premiums	47.5	—	(22.2)	25.3

Net written premium	(9.4)	22.2	—	12.8

Net earned premium	(9.4)	22.2	—	12.8
Net loss and LAE incurred	(9.4)	22.2	—	12.8

Net income	$—	$—	$—	$—

Balance sheet:
Reserves for losses and LAE	$38.1	$22.2	$(22.2)	$38.1
Reinsurance receivable on unpaid losses and LAE	47.5	—	(22.2)	25.3

Net reserves for losses and LAE	$(9.4)	$22.2	$—	$12.8

    The table below illustrates Navigators' participation each year of account in the Lloyd's Syndicate 1221:

	2004	2003	2002
	(£ in millions)
Syndicate stamp capacity	£150	£125	£75
Navigators' corporate capital participation	97.4%	97.4%	68.1%
Third party participants	2.6%	2.6%	11.6%
Two participants /reinsurers referred to above:
As participants	—	—	20.3%
As reinsurers	12.5%	40.0%	—
Retrocessions to Navigators Insurance Company	—	25.0%	6.2%
Navigators' consolidated net participation (1)	84.9%	82.4%	74.3%

(1)
Participation after reinsurance of Navigators' corporate capital vehicles, but before other third party reinsurance

    For 2005, Syndicate 1221's stamp capacity has been reduced to £135 million ($247.5 million) and Navigators participation is 97.5%, while the cessions to the former participants referenced above will increase to 14.1%.

    The net loss to the Lloyd's Operations from Hurricane Ivan of approximately $2.0 million increased the Lloyd's Operations 2004 combined ratio by 2.3 ratio points. The 2004 loss ratio was favorably impacted by $6.7 million or 8.1 loss ratio points for redundancies in prior years' loss reserves. Underwriting results in 2003 were favorably impacted by $2.8 million for prior year reserve savings compared to a $0.3 million deficiency recorded in 2002.

    The pre-tax yields on funds at Lloyd's approximated 1.7%, 2.0% and 3.8% for 2004, 2003 and 2002, respectively, which are reflective of the declining interest rate environment since 2001. Generally, funds invested at Lloyd's have been invested with a

A N N U A L   R E P O R T   2 0 0 4  —   49

relatively short average duration in order to meet liquidity needs. The average duration of our Lloyd's Operations invested assets at December 31, 2004 was 1.4 years.

    In 2004, the Lloyd's Operations was taxed at a 35% rate as previously discussed under "Results of Operations and Overview—Income Taxes". The provision for income tax expense for 2003 and 2002 reflects the reversal of a previously established deferred tax asset valuation allowance. The valuation allowance was reversed up until the third quarter of 2003 only to the extent of taxable profits. The remaining valuation allowance was completely reversed in the 2003 fourth quarter since it was determined that it was more likely than not that the remaining deferred tax asset resulting from net operating loss carryforwards would be realized.

Navigators Agencies

    The Navigators Agencies produce business for our insurance company subsidiaries. They specialize in writing marine and related lines of business, specialty liability insurance and professional liability coverages.

    Each of the Navigators Agencies underwrites marine and related lines of business for Navigators Insurance Company and three other unaffiliated insurance companies comprising a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared with other pool members. Navigators Insurance Company had a 75% participation in the pool for the 2002 underwriting year. As described in more detail under "Business—Marine Insurance", Navigators Insurance Company's participation in the marine pool increased to 80% for 2003 and 2004 and will increase to 85% in 2005.

    Navigators Specialty, a division of a Navigators Agency, produces business exclusively for our insurance company subsidiaries. It specializes in underwriting general liability insurance coverage for small general and artisan contractors and other targeted commercial risks, with the majority of its business located in California. Navigators Specialty also writes surety, commercial multiple peril, commercial automobile and personal umbrella insurance. In December 2004, a group of experienced underwriters was hired to expand our excess casualty business, particularly the commercial excess and umbrella liability business.

    Navigators Pro, a division of a Navigators Agency, specializes in underwriting professional liability insurance and began producing directors and officers liability insurance exclusively for our insurance company subsidiaries in the fourth quarter of 2001. In late 2002, Navigators Pro introduced additional products to complement its directors and officers liability coverage. The products include employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. In 2004, Navigators Pro began writing professional liability coverage for U.K. solicitors in our U.K. Branch. Beginning in 2005 Navigators Pro commenced writing professional liability coverages for architects and engineers.

    Through the end of 2003, the Navigators Specialty and Navigators Pro generally received a 7.5% management fee commission for the business they produced. Effective from January 1, 2004, Navigators Specialty and Navigators Pro received actual cost reimbursement from the Insurance Companies for the business produced. The Navigators Agencies producing the marine business received a 7.5% management fee and a 20% profit commission for the marine business produced. Beginning with the 2005 underwriting year, this management fee has been increased to 8.75%.

50  —   A N N U A L   R E P O R T   2 0 0 4

    Following are the results of the Navigators Agencies for each of the years in the three-year period ended December 31, 2004:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Revenues:
Commission income	$35,065	$27,904	$27,046
Net investment income	8	22	42
Other income	884	1,292	1,395

Total revenues	35,957	29,218	28,483

Operating expenses:
Other operating expenses	39,281	31,913	26,102

Total operating expenses	39,281	31,913	26,102

Income (loss) before income tax expense (benefit)	(3,324)	(2,695)	2,381
Income tax expense (benefit)	(812)	(1,061)	780

Net income (loss)	$(2,512)	$(1,634)	$1,601

    Commission income generally consists of intersegment management fees and profit commissions received from insurance premiums of the Insurance Companies for marine, specialty and professional liability business as well as business from unaffiliated insurance companies in the marine pool. Commission income increased in 2004 compared to 2003 due to the increased premium revenues generated in 2004 coupled with the recording of profit commission income. Despite increased premium revenues recorded by the Insurance Companies in 2003 compared to 2002, the commission income of the Navigators Agencies was flat due to the reduction of $5.7 million of intersegment profit commission as a result of the $32.5 million incurred losses recorded by the Insurance Companies for asbestos and environmental losses.

    Other income generally represents fee revenues earned for services on behalf of third parties.

    Other operating expenses consist of compensation and general and administrative expenses incurred in connection with underwriting, administrative and claims services performed on behalf of the Insurance Companies and unaffiliated insurers participating in the marine pool. Such expenses have increased each year commensurate with servicing the growth in the overall premium volume coupled with the increased costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

    Income tax expense (benefit) includes Federal and state income taxes related to the taxable income or loss of the Navigators Agencies.

Off-Balance Sheet Transactions

    For a discussion of our letter of credit facility, see "—Liquidity and Capital Resources" included herein.

A N N U A L   R E P O R T   2 0 0 4  —   51

Tabular Disclosure of Contractual Obligations

    The following table sets forth our known contractual obligations with respect to the items indicated at December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Reserves for losses and LAE (1)	$966,117	$317,111	$371,825	$152,819	$124,362
Operating Leases	16,704	2,881	5,502	4,752	3,569
Capital Leases	4	4	—	—	—

Total	$982,825	$319,996	$377,327	$157,571	$127,931

(1)
The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $502.3 million. See "Business—Loss Reserves" included herein.

Investments

    For a discussion of our investments, see "Business—Investments" included herein.

Liquidity and Capital Resources

    Cash flow provided by operations was $162.5 million, $134.5 million and $108.5 million for 2004, 2003, and 2002, respectively. The increases in the 2004, 2003 and 2002 operating cash flows were primarily due to the increases in net written premium. Operating cash flow was used primarily to acquire additional investment assets and to reduce debt in 2003 and 2002.

    Investment assets and cash increased to $854.9 million at December 31, 2004 from $693.6 million at December 31, 2003 and $452.9 million at December 31, 2002. The increases were primarily due to the positive cash flow and the $110.8 million of net proceeds received from the secondary public stock offering in October 2003. Net investment income was $26.8 million for 2004, $19.6 million for 2003 and $18.1 million for 2002.

    The average yield of the portfolio, excluding net realized capital gains, was 3.54% in 2004, 3.79% in 2003 and 4.78% in 2002 reflecting the prevailing interest rates during those years. As of December 31, 2004 and 2003, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

    At December 31, 2004, the weighted average rating of our fixed maturity investments was "AA" by Standard & Poor's and "Aa" by Moody's. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At December 31, 2004, our portfolio had an average maturity of 4.8 years and a duration of 3.7 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. We incurred impairment losses of $2.9 million in 2002 on asset-backed securities. No impairment losses were incurred in 2004 or 2003.

    We have a credit facility provided through a consortium of banks. The credit facility which is in U.S. dollars is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd's Syndicate 1221 which is in British pounds. At December 31, 2004, letters of credit with an aggregate face amount of $83.8 million were issued under the credit facility.

52  —   A N N U A L   R E P O R T   2 0 0 4

    The credit facility is collateralized by all of the common stock of Navigators Insurance Company. In addition, at December 31, 2004, a pledge account was funded for $3.3 million, as required by the credit agreement, whenever our funding requirement at Lloyd's, which is in British pounds, exceeds the equivalent of $80 million. The overage resulted from the conversion of the letters of credit from British pounds to U.S. dollars due to the weakening dollar. The pledge account is updated monthly for exchange rate movements between the U.S. dollar and British pounds. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. Cash dividends to shareholders are limited to $2.5 million per year. No dividends have been declared or paid through December 31, 2004. At December 31, 2004, we were in compliance with all covenants.

    The credit facility was amended in January 2005 to increase the letters of credit available under the facility from $80 million to $115 million and to add a $10 million line of credit facility. The expiration of the credit facility was also extended from November 10, 2005 to June 30, 2007. If at that time the banks do not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. This new credit facility contains covenants similar to the covenants in the expiring credit facility discussed above.

    At December 31, 2004, our consolidated stockholders' equity was $328.6 million compared to $290.0 million at December 31, 2003. The increase was primarily due to the net income for the year ended December 31, 2004.

    We had annual rental commitments at December 31, 2004 under various noncancellable operating leases for our office facilities, which expire at various dates through 2013. The commitments by year are $2.9 million for 2005, $2.9 million for 2006, $2.6 million for 2007, $2.4 million for 2008, $2.3 million for 2009 and $3.6 million for 2010 and beyond.

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

    We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2004, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2005 without prior regulatory approval was $23,556,000. During 2004, 2003 and 2002, Navigators Insurance Company paid dividends to us of $6,000,000, $6,000,000 and $6,500,000, respectively.

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

A N N U A L   R E P O R T   2 0 0 4  —   53

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2004. Our market risk sensitive instruments are entered into for purposes other than trading.

    The carrying value of our investment portfolio as of December 31, 2004 was $854.9 million of which 84.5% was invested in fixed-maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Our exposure to equity price risk and foreign exchange risk is not significant. We have no commodity risk.

    For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

    There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed between the year ended December 31, 2004 and the year ended December 31, 2003. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

    For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2004.

54  —   A N N U A L   R E P O R T   2 0 0 4

    The sensitivity analysis model used by us produces a loss in fair value of market-sensitive instruments of $29.7 million based on a 100 basis point increase in interest rates as of December 31, 2004. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constitute approximately 46.6% of total assets as of December 31, 2004. The loss in fair value of market-sensitive instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2004, is not material.

RISK FACTORS

        In addition to the items listed under "Note on Forward-Looking Statements," following are certain risk factors related to the Company.

Our business is concentrated in marine and energy and general liability insurance, and if market conditions change adversely, or we experience large losses in these lines, it could have a material adverse effect on our business.

    As a result of our strategy to focus on specialty products in niches where we have underwriting and claims handling expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the marine and specialty liability lines. For the year ended December 31, 2004, our marine and energy line accounted for approximately 68.1% of our gross written premiums and our specialty lines, consisting primarily of contractors' liability, accounted for approximately 21.6% of our gross written premiums. If our results of operations from either of these two lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.

We are exposed to cyclicality in our business that may cause material fluctuations in our results.

    The property/casualty insurance business generally, and the marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have permitted attractive premium levels. We have reduced business during periods of severe competition and price declines, such as withdrawing from the majority of our aviation business in late 1998, and grown when pricing allowed an acceptable return, as with entering the professional liability business in late 2001. We expect that our business will continue to experience the effects of this cyclicality, which over the course of time, could result in material fluctuations in our premium volume, revenues or expenses.

We may not be successful in developing our new specialty lines which could cause us to experience losses.

    Since 2001, we have entered into a number of new specialty lines of business including professional liability, surety, personal umbrella insurance and commercial automobile insurance. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.

A N N U A L   R E P O R T   2 0 0 4  —   55

We may be unable to manage effectively our rapid growth in our lines of business, which may adversely affect our results.

    We have experienced substantial increases in premium in many of our lines of business over the past few years. For example, gross written premium in the specialty liability line increased 14.4% from 2003 to 2004, 13.4% from 2002 to 2003, 109.8% from 2001 to 2002 and 94.4% from 2000 to 2001 due to increased rates and underwriting more business. Gross written premium in the marine line for our insurance companies increased 7.1%, 9.6% and 65.5% in 2004, 2003 and 2002, respectively, due to an increase in premium rates resulting in higher premiums on new and renewal business, as well as underwriting new business. In addition, since late 2001 we have been underwriting several new lines of business, including professional liability, surety, commercial automobile and personal umbrella insurance. In December 2004, we hired a group of experienced underwriters to expand our excess casualty business, particularly the commercial excess and umbrella liability business. We formed Navigators NV in January 2005, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and will focus on transport liability, cargo and marine liability business.

    To control our growth effectively, we must successfully manage our new and existing lines of business. This process will require substantial management attention and additional financial resources. In addition, our growth is subject to, among other risks, the risk that we may experience difficulties and incur expenses related to hiring and retaining a technically proficient workforce. Accordingly, we may fail to realize the intended benefits of expanding into new specialty lines and we may fail to realize value from such lines relative to the resources that we invest in them. Any difficulties associated with expanding our current and future lines of business could adversely affect our results of operations.

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

    Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary. Our longer tail business includes general liability, including California construction defect claims, as well as historical claims for asbestos and environmental exposures through our marine and aviation businesses and claims relating to our run-off businesses. Our professional liability business,

56  —   A N N U A L   R E P O R T   2 0 0 4

though long tail with respect to settlement period, is produced on a claims-made basis (which means that the policy in-force at the time the claim is filed, rather than the policy in-force at the time the loss occurred, provides coverage) and is therefore, we believe, less likely to result in a significant time lag between the occurrence of the loss and the reporting of the loss. There can be no assurance, however, that we will not suffer substantial adverse prior period development in our business in the future.

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

A N N U A L   R E P O R T   2 0 0 4  —   57

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

    Because of the unpredictable nature of losses that may arise under insurance policies, we may require substantial liquidity at any time. Our investment portfolio, which consists largely of fixed-income investments, is our principal source of liquidity. The market value of our fixed-income investments is subject to fluctuation depending on changes in prevailing interest rates and various other factors. We do not hedge our investment portfolio against interest rate risk. Increases in interest rates during periods when we must sell fixed-income securities to satisfy liquidity needs may result in realized losses.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses.

    Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company and S&P. A.M. Best Company's and S&P's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best Company and S&P, and we cannot assure the continued maintenance of our current ratings. In 2004, A.M. Best Company reaffirmed its "A" (Excellent) rating for Navigators Insurance Company and NIC Insurance Company. In 2004, S&P's reaffirmed its "A" (Strong) rating for Navigators Insurance Company and NIC Insurance Company.

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

Continued or increased premium levies by Lloyd's for the Lloyd's Central Fund and cash calls for trust fund deposits or a significant downgrade of Lloyd's A.M. Best rating could materially and adversely affect us.

    The Lloyd's Central Fund protects Lloyd's policyholders against the failure of a member of Lloyd's to meet its obligations. The Central Fund is a mechanism which in effect "mutualizes" unpaid liabilities among all members, whether individual or corporate. The fund is available to back Lloyd's policies issued after 1992. Lloyd's requires members to contribute to the Central

58  —   A N N U A L   R E P O R T   2 0 0 4

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

    Additionally, Lloyd's insurance and reinsurance business is subject to local regulation, and regulators in the United States require Lloyd's to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd's may require us to satisfy cash calls to meet claims payment obligations and maintain minimum trust fund amounts.

    Any premium levy or cash call would increase the expenses of Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd., our corporate members, without providing compensating revenues, and could have a material adverse effect on our results.

    The Lloyd's of London market is currently rated "A" (Excellent) by A.M. Best and "A" by S&P. We believe that in the event that Lloyd's rating is downgraded below "A-" in the future, the downgrade could have a material adverse effect on our ability to underwrite business through our Lloyd's Operations and therefore on our financial condition or results of operations.

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

A N N U A L   R E P O R T   2 0 0 4  —   59

TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. Potential future changes to TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. TRIA expires at the end of 2005 and it is uncertain whether or not, and on what terms, the U.S. Congress will renew TRIA.

The inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.

    We are a holding company and rely primarily on dividends from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and corporate expenses. The ability of our insurance subsidiaries to pay dividends to us in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. For a discussion of our insurance subsidiaries' current dividend-paying ability, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" included herein. We and our underwriting subsidiaries are subject to regulation by some states as an insurance holding company. Such regulation generally provides that transactions between companies within our consolidated group must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within our consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities. Our underwriting subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds. These regulations may affect our subsidiaries' ability to provide us with dividends.

Catastrophe losses could materially reduce our profitability.

    We are exposed to claims arising out of catastrophes, particularly in our marine insurance line of business. We have experienced, and will in the future experience, catastrophe losses which may materially reduce our profitability or harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as the World Trade Center attack. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required in response to this section are submitted as part of Item 15(a) of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

60  —   A N N U A L   R E P O R T   2 0 0 4

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

    Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

        None.

A N N U A L   R E P O R T   2 0 0 4  —   61

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

    The Company has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller and all other persons performing similar functions. A copy of the Code of Ethics is available on the Company's website at www.navg.com under the Corporate Governance link. Any amendments to, or waivers of, the Code of Ethics which apply to any of the financial professionals listed above will be disclosed on our website under the same link promptly following the date of such amendment or waiver.

Item 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning the security ownership of the directors and officers of the Company is contained under "Election of Directors" and "Compensation of Directors and Executive Officers" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference. Information concerning securities issuable under the Company's equity compensation plans is contained under "Compensation of Directors and Executive Officers" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning the principal accountant's fees and services for the Company is contained under "Independent Registered Public Accounting Firm" in the Company's 2005 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL SCHEDULES

        The following documents are filed as part of this report:

  a.
  Financial Statements and Schedules: The financial statements and schedules that are listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.

  b.
  Exhibits: The exhibits that are listed on the accompanying Index to Exhibits on the page which immediately follows page S-8. The exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(a)(10)(iii) of Regulation S-K.

62  —   A N N U A L   R E P O R T   2 0 0 4

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc. (Company)
Dated: February 28, 2005	By:	/s/ PAUL J. MALVASIO Paul J. Malvasio Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 28, 2005
/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2005
/s/ PAUL J. MALVASIO Paul J. Malvasio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2005
/s/ SALVATORE A. MARGARELLA Salvatore A. Margarella	Vice President and Treasurer (Principal Accounting Officer)	February 28, 2005
/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 28, 2005
/s/ PETER A. CHENEY Peter A. Cheney	Director	February 28, 2005
/s/ ROBERT W. EAGER, JR. Robert W. Eager, Jr.	Director	February 28, 2005
/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	February 28, 2005
/s/ JOHN F. KIRBY John F. Kirby	Director	February 28, 2005
/s/ MARC M. TRACT Marc M. Tract	Director	February 28, 2005
/s/ ROBERT F. WRIGHT Robert F. Wright	Director	February 28, 2005

A N N U A L   R E P O R T   2 0 0 4  —   63

A N N U A L   R E P O R T   2 0 0 4  —   F-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.

    We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Navigators Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
New York, New York February 28, 2005

F-2  —   A N N U A L   R E P O R T   2 0 0 4

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that The Navigators Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that The Navigators Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated February 28, 2005 expressed an unqualified opinion.

KPMG LLP
New York, New York February 28, 2005

A N N U A L   R E P O R T   2 0 0 4  —   F-3

The Navigators Group, Inc. and Subsidiaries
Consolidated Balance Sheets

($ in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2004, $713,049; 2003, $577,904)	$722,434	$588,545
Equity securities, available-for-sale, at fair value (cost: 2004, $19,101; 2003, $11,977)	21,170	13,446
Short-term investments, at cost which approximates fair value	96,653	83,202
Cash	14,676	8,399

Total investments and cash	854,933	693,592

Premiums in course of collection	176,720	128,676
Commissions receivable	3,062	3,970
Prepaid reinsurance premiums	130,761	102,141
Reinsurance receivable on paid losses	20,955	26,270
Reinsurance receivable on unpaid losses and loss adjustment expense	502,329	350,441
Federal income tax recoverable	—	8,747
Net deferred income tax benefit	17,348	15,195
Deferred policy acquisition costs	23,882	24,720
Accrued investment income	7,303	5,546
Goodwill	5,282	5,093
Other assets	14,103	15,067

Total assets	$1,756,678	$1,379,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$966,117	$724,612
Unearned premium	270,970	238,803
Reinsurance balances payable	143,427	97,583
Federal income tax payable	5,614	—
Payable for securities purchased	3,027	12,857
Accounts payable and other liabilities	38,945	15,575

Total liabilities	1,428,100	1,089,430

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 12,657,160 for 2004 and 12,535,360 for 2003	1,266	1,254
Additional paid-in capital	154,670	151,765
Retained earnings	163,337	128,472
Accumulated other comprehensive income	9,305	8,537

Total stockholders' equity	328,578	290,028

Total liabilities and stockholders' equity	$1,756,678	$1,379,458

See accompanying notes to consolidated financial statements.

F-4  —   A N N U A L   R E P O R T   2 0 0 4

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Income

($ and shares in thousands, except net income per share)

	Year Ended December 31,
	2004	2003	2002
Gross written premium	$696,146	$606,492	$447,838

Revenues:
Net written premium	$312,730	$307,128	$266,090
(Increase) in unearned premium	(1,735)	(29,477)	(43,986)

Net earned premium	310,995	277,651	222,104
Commission income	4,754	4,281	4,827
Net investment income	26,795	19,550	18,058
Net realized capital gains	922	1,875	1,668
Other income	(437)	1,361	1,821

Total revenues	343,029	304,718	248,478

Operating expenses:
Net losses and loss adjustment expenses incurred	188,014	211,089	143,400
Commission expense	39,140	40,267	43,215
Other operating expenses	63,783	50,315	39,076
Interest expense	—	255	571

Total operating expenses	290,937	301,926	226,262

Income before income tax expense (benefit)	52,092	2,792	22,216

Income tax expense (benefit):
Current	19,794	3,610	5,695
Deferred	(2,567)	(8,503)	124

Total income tax expense (benefit)	17,227	(4,893)	5,819

Net income	$34,865	$7,685	$16,397

Net income per common share:
Basic	$2.77	$0.81	$1.94
Diluted	$2.74	$0.80	$1.89
Average common shares outstanding:
Basic	12,598	9,446	8,463
Diluted	12,715	9,585	8,676

See accompanying notes to consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 4  —   F-5

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Preferred Stock
Balance at beginning and end of period	$—	$—	$—

Common stock
Balance at beginning of year	$1,254	$851	$847
Shares issued for public offering	—	398	—
Shares issued under stock plans	12	5	4

Balance at end of period	$1,266	$1,254	$851

Additional paid-in capital
Balance at beginning of year	$151,765	$40,141	$39,511
Shares issued for public offering	—	110,364	—
Effect of SFAS 123 for stock options	992	761	—
Shares issued under stock plans	1,913	499	630

Balance at end of period	$154,670	$151,765	$40,141

Treasury stock held at cost
Balance at beginning of year	$—	$(236)	$(516)
Shares issued for vested stock grants	—	236	237
Shares issued to directors	—	—	43

Balance at end of period	$—	$—	$(236)

Retained earnings
Balance at beginning of year	$128,472	$120,787	$104,390
Net income for period	34,865	7,685	16,397

Balance at end of period	$163,337	$128,472	$120,787

Accumulated other comprehensive income
Net unrealized gains on securities, net of tax
Balance at beginning of year	$7,871	$9,499	$2,572
Change in period	(455)	(1,628)	6,927

Balance at end of period	7,416	7,871	9,499

Cumulative translation adjustments, net of tax
Balance at beginning of year	666	233	402
Net adjustment for period	1,223	433	(169)

Balance at end of period	1,889	666	233

Balance at end of period	$9,305	$8,537	$9,732

Total stockholders' equity at end of period	$328,578	$290,028	$171,275

See accompanying notes to consolidated financial statements.

F-6  —   A N N U A L   R E P O R T   2 0 0 4

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Net income	$34,865	$7,685	$16,397

Other comprehensive income:
Change in net unrealized gains or (losses) on securities, net of tax expense (benefit) of $(245), $(455) and $3,516 in 2004, 2003 and 2002, respectively (1)	(455)	(1,628)	6,927
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $658, $233 and $(84) in 2004, 2003 and 2002, respectively	1,223	433	(169)

Other comprehensive income (loss)	768	(1,195)	6,758

Comprehensive income	$35,633	$6,490	$23,155

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$144	$(410)	$8,172
Less: reclassification adjustment for net gains included in net income	599	1,218	1,245

Change in net unrealized gains or (losses) on securities, net of tax	$(455)	$(1,628)	$6,927

See accompanying notes to consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 4  —   F-7

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$34,865	$7,685	$16,397
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,367	1,555	1,044
Net deferred income tax expense (benefit)	(2,567)	(8,503)	124
Net realized capital (gains)	(922)	(1,875)	(1,668)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(146,573)	(133,558)	(21,144)
Reserve for losses and loss adjustment expenses	241,505	234,970	88,465
Prepaid reinsurance premiums	(28,620)	(43,239)	(23,778)
Unearned premium	32,167	71,431	70,337
Premiums in course of collection	(48,044)	(20,004)	(31,991)
Commissions receivable	908	(858)	370
Deferred policy acquisition costs	838	(1,088)	(9,976)
Accrued investment income	(1,757)	(2,237)	107
Reinsurance balances payable	45,844	42,009	13,744
Federal income tax	14,361	(7,921)	143
Other	19,119	(3,840)	6,322

Net cash provided by operating activities	162,491	134,527	108,496

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	27,295	15,702	3,056
Sales	357,720	263,765	207,961
Purchases	(517,687)	(499,729)	(274,792)
Equity securities, available-for-sale
Sales	7,898	2,550	5,531
Purchases	(13,985)	(2,065)	(9,263)
Change in payable for securities	(9,830)	7,530	5,327
Net change in short-term investments	(6,982)	(22,110)	(33,558)
Purchase of property and equipment	(2,221)	(1,991)	(1,102)

Net cash (used in) investing activities	(157,792)	(236,348)	(96,840)

Financing activities:
Net proceeds from stock offering	—	110,762	—
Repayment of bank loan	—	(14,500)	(4,500)
Proceeds of stock issued from Employee Stock Purchase Plan	434	—	—
Proceeds of stock issued from exercise of stock options	1,144	515	471

Net cash provided by (used in) financing activities	1,578	96,777	(4,029)

Increase (decrease) in cash	6,277	(5,044)	7,627
Cash at beginning of year	8,399	13,443	5,816

Cash at end of period	$14,676	$8,399	$13,443

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	5,628	11,825	5,673
Interest paid	—	255	554
Issuance of stock to directors	60	72	60

See accompanying notes to consolidated financial statements.

F-8  —   A N N U A L   R E P O R T   2 0 0 4

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

          The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company consists of insurance company operations, insurance underwriting agencies and operations at Lloyd's of London (the "Lloyd's Operations"). The terms "we", "us", "our" or "the Company" as used herein means The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term "Parent" or "Parent Company" is used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

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

    Each of the Navigators Agencies write marine and related business for Navigators Insurance Company and three unaffiliated insurance companies. The four insurance companies comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared through the pool. Navigators Insurance Company had a 75% net participation in the pool for underwriting year 2002 and an 80% net participation in the pool for underwriting years 2003 and 2004.

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

A N N U A L   R E P O R T   2 0 0 4  —   F-9

of London ("Lloyd's") marine underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Navigators Underwriting Ltd. (formerly Pennine Underwriting Ltd.), an underwriting managing agency with offices in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221.

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

Investments

    As of December 31, 2004 and 2003, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock. All fixed maturity and equity securities are carried at fair value. The fair values are based on quoted market prices or dealer quotes provided by independent pricing services.

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

F-10  —   A N N U A L   R E P O R T   2 0 0 4

account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close" ("RITC"). The RITC transactions are recorded by the Company as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. The RITC was $38.1 million, $0.5 million and $1.6 million for each of the years in the three year period ended December 31, 2004. There were no gains or losses recorded on the reinsurance to close transactions.

    Lloyd's Syndicate 1221 had stamp capacity of £150 million ($275 million) in 2004, £125.0 million ($203.5 million) in 2003, £75.0 million ($112.7 million) in 2002. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined by the Council of Lloyd's. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in the Company's financial statements is gross of commission. Syndicate 1221 entered into a qualifying quota share agreement with a major reinsurer which increased the gross premium that could be written by Syndicate 1221 for the 2002 underwriting year from its stamp capacity of £75.0 million to a total of £86.6 million ($130.2 million). A qualifying quota share is a reinsurance contract which provides additional capacity to Lloyd's syndicates in order that they may write premiums in excess of their stamp capacity within guidelines established by Lloyd's. Only high quality reinsurers approved by Lloyd's can enter into a qualifying quota share transaction with a Lloyd's syndicate. The Company participates for 97.4%, 97.4% and 68.1% of Syndicate 1221's capacity for the 2004, 2003 and 2002 underwriting years, respectively. The Lloyd's operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221.

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

A N N U A L   R E P O R T   2 0 0 4  —   F-11

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

Reserves for Losses and Loss Adjustment Expenses

    Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ from such amounts.

Net Income Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if the issued stock options were exercised and all stock grants were fully vested.

Reinsurance Ceded

    Reinsurance ceded, which transfers risk and the related premiums, commissions and losses incurred to the reinsurer, is reflected as reductions of the respective income and expense accounts. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.

F-12  —   A N N U A L   R E P O R T   2 0 0 4

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

    The Company capitalizes the costs of computer software developed or purchased for internal use. As of December 31, 2004 and 2003, unamortized computer software costs were $310,000 and $338,000, respectively. Amortization of computer software expense amounted to $172,000, $481,000 and $450,000 in 2004, 2003 and 2002, respectively.

Goodwill

    Goodwill was $5,282,000 and $5,093,000 at December 31, 2004 and 2003, respectively, net of accumulated amortization of $1,088,000 in each year. There was no goodwill amortization expense in 2004, 2003 or 2002. The goodwill consists of $2,534,000 for the Navigators Agencies' segment at both December 31, 2004 and 2003, and $2,748,000 and $2,559,000 for the Lloyd's Operations' segment at December 31, 2004 and 2003, respectively. Goodwill on the Company's consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound.

    SFAS 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. The Company completed its annual impairment review of goodwill resulting in no impairment as of December 31, 2004.

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

A N N U A L   R E P O R T   2 0 0 4  —   F-13

Generally, APB 25 requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. See Note 9 to our consolidated financial statements, included herein.

Federal Income Taxes

    The Company files a consolidated Federal income tax return with its U.S. subsidiaries. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 5 to our consolidated financial statements, included herein.

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

Application of New Accounting Standards

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation 46 requires variable interest entities to be consolidated by their primary beneficiaries. The adoption of Interpretation 46 did not have any impact on the Company's financial condition or results of operations. In December 2003, the FASB issued a revision to Interpretation No. 46 effective for financial statements for periods ending after March 15, 2004. The revision to Interpretation No. 46 did not have a material effect on the Company's financial condition or results of operations.

    In September 2004, the FASB approved issuing a Staff Position to delay the adoption of certain provisions of Emerging Issues Task Force Issue No. 03-1 ("EITF 03-1"). The approved delay applies to certain provisions relating to the recognition of other than temporary impairments for all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and becomes effective. The Company will review the new guidance when it becomes available.

    In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. The revision eliminates the alternative use of APB 25 in 2005. SFAS 123 (revised 2004) has no effect on the Company's results of operations or financial condition since the Company adopted the fair value recognition provisions of SFAS 123 in 2003.

F-14  —   A N N U A L   R E P O R T   2 0 0 4

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Investments

          The Company's fixed maturities and equity securities at December 31, 2004 and 2003 were as follows:

December 31, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$247,105	$3,190	$(1,451)	$245,366
States, municipalities and political subdivisions	138,902	2,688	(339)	136,553
Mortgage- and asset-backed securities (excluding GNMAs)	191,459	1,911	(470)	190,018
Corporate bonds	144,968	4,375	(519)	141,112

Total fixed maturities (1)	$722,434	$12,164	$(2,779)	$713,049

Equity securities—common stocks	21,170	2,157	(88)	19,101
Cash and short-term investments	111,329	—	—	111,329

	$854,933	$14,321	$(2,867)	$843,479

(1)
Approximately 17.4% of total fixed maturities investments are direct or collateralized obligations of FNMA and FHLMC.

December 31, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$221,919	$4,107	$(1,385)	$219,197
States, municipalities and political subdivisions	88,093	2,599	(116)	85,610
Mortgage- and asset-backed securities (excluding GNMAs)	141,831	1,614	(373)	140,590
Corporate bonds	136,702	4,509	(314)	132,507

Total fixed maturities (1)	$588,545	$12,829	$(2,188)	$577,904

Equity securities—common stocks	13,446	1,554	(85)	11,977
Cash and short-term investments	91,601	—	—	91,601

	$693,592	$14,383	$(2,273)	$681,482

(1)
Approximately 20.7% of total fixed maturities investments are direct or collateralized obligations of FNMA and FHLMC.

A N N U A L   R E P O R T   2 0 0 4  —   F-15

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

    There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2004 or 2003. During 2002, $2,905,000 of impairment losses were recorded on an asset-backed fixed maturity security that was subsequently sold in 2002.

F-16  —   A N N U A L   R E P O R T   2 0 0 4

    The following table summarizes all securities in an unrealized loss position at December 31, 2004 and 2003 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2004		December 31, 2003
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$97,338	$519	$51,249	$521
7-12 Months	33,916	283	15,059	864
> 12 Months	24,258	649	—	—

Subtotal	155,512	1,451	66,308	1,385

States, municipalities and political subdivisions
0-6 Months	18,966	94	6,340	58
7-12 Months	14,155	225	1,508	38
> 12 Months	518	20	648	20

Subtotal	33,639	339	8,496	116

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	64,598	208	45,381	341
7-12 Months	19,536	232	1,135	26
> 12 Months	774	30	138	6

Subtotal	84,908	470	46,654	373

Corporate bonds
0-6 Months	29,870	160	25,049	123
7-12 Months	16,069	189	7,124	191
> 12 Months	4,803	170	—	—

Subtotal	50,742	519	32,173	314

Total Fixed Maturities	$324,801	$2,779	$153,631	$2,188

Equity securities—common stocks
0-6 Months	$3,779	$23	$—	$—
7-12 Months	892	65	—	—
> 12 Months	—	—	1,892	85

Total Equity Securities	$4,671	$88	$1,892	$85

A N N U A L   R E P O R T   2 0 0 4  —   F-17

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

    The Company's fixed maturity securities by years of maturity as of December 31, 2004 were as follows:

Period from December 31, 2004 to Maturity	Fair Value	Amortized Cost
	($ in thousands)
Due in one year or less	$38,653	$38,830
Due after one year through five years	185,154	184,355
Due after five years through ten years	134,832	130,910
Due after ten years	87,692	85,420
Mortgage- and asset-backed (including GNMAs)	276,103	273,534

Total	$722,434	$713,049

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.1 years.

    The Company's net investment income was derived from the following sources:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Fixed maturities	$26,445	$19,057	$17,085
Equity securities	754	553	378
Short-term investments	1,218	998	1,333

	28,417	20,608	18,796
Investment expenses	(1,622)	(1,058)	(738)

Net investment income	$26,795	$19,550	$18,058

F-18  —   A N N U A L   R E P O R T   2 0 0 4

    The Company's realized capital gains and losses were as follows:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Fixed maturities:
Gains	$1,014	$2,012	$5,491
(Losses)	(1,093)	(295)	(5,105)

	(79)	1,717	386

Equity securities:
Gains	1,489	673	1,636
(Losses)	(488)	(515)	(354)

	1,001	158	1,282

Net realized capital gains	$922	$1,875	$1,668

    There were no impairment losses recorded in 2004 or 2003. The 2002 realized losses on fixed maturities include $2,905,000 of impairment losses recorded on one of the Company's asset-backed securities.

    At December 31, 2004 and 2003, fixed maturities with amortized values of $9,325,000 and $8,842,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2004 and 2003, investments of $216,000 and $190,000, respectively, were on deposit with the Bank of England for Navigators Insurance Company's UK Branch. Also, at December 31, 2004 and 2003, $290,000 of investments were pledged as security under a reinsurance treaty.

    At December 31, 2004, the Company did not have a concentration of greater than 10% of invested assets in a single non-U.S. government issuer.

    The fair values of fixed maturity and equity securities are based on quoted market prices or dealer quotes provided by independent pricing services at the reporting date. Short-term investments are carried at cost, which approximates fair value. The carrying amounts of premium receivables approximate fair value because of the short duration of those instruments.

A N N U A L   R E P O R T   2 0 0 4  —   F-19

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 3. Credit Facility

          We have a credit facility provided through a consortium of banks. The credit facility which is in U.S. dollars is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd's Syndicate 1221 which is in British pounds. At December 31, 2004, letters of credit with an aggregate face amount of $83.8 million were issued under the credit facility.

    The credit facility is collateralized by all of the common stock of Navigators Insurance Company. In addition, at December 31, 2004, a pledge account was funded for $3.3 million, as required by the credit agreement, whenever our funding requirement at Lloyd's, which is in British pounds, exceeds the equivalent of $80 million. The overage resulted from the conversion of the letters of credit from British pounds to U.S. dollars due to the weakening dollar. The pledge account is updated monthly for exchange rate movements between the U.S. dollar and British pounds. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. Cash dividends to shareholders are limited to $2.5 million per year. No dividends have been declared or paid through December 31, 2004. At December 31, 2004, we were in compliance with all covenants.

    The credit facility was amended in January 2005 to increase the letters of credit available under the facility from $80 million to $115 million and to add a $10 million line of credit. The expiration of the credit facility was also extended from November 10, 2005 to June 30, 2007. If at that time the banks do not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. This new credit facility contains covenants similar to the covenants in the expiring credit facility discussed above.

    The cost of the letters of credit prior to the amendment in January 2005 was 1.125% for the used portion and 0.15% for the unused portion of the letter of credit facility. The cost of the letters of credit under the January 2005 amendment is 1.00% for the used portion and 0.125% for the unused portion of the letter of credit facility. The cost of the line of credit is 1.00% over the Company's choice of LIBOR or prime for the used portion and 0.125% for the unused portion of the letter of credit facility.

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

F-20  —   A N N U A L   R E P O R T   2 0 0 4

    The fiduciary accounts as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
	($ in thousands)

Cash and short-term investments	$17,791	$31,416
Premiums receivable	59,320	52,620
Reinsurance balances receivable (payable)	(32,564)	(7,700)

Total assets	$44,547	$76,336

Due to insurance companies	$44,547	$76,336

Total liabilities	$44,547	$76,336

Note 5. Income Taxes

          The Company is subject to the tax regulations of both the United States and the United Kingdom. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. branch. The income from the foreign operations is designated as either U.S connected income or non-U.S. connected income.

    The U.S. connected income under the Subpart F regulations of the Internal Revenue Code is taxed in the year earned for tax purposes and recorded in the Company's tax return. It is also included in the tax provision at the corporate 35% rate. Foreign tax credits, where available, are utilized to offset as much of the U.S. tax as permitted on the U.S. connected income. Non-U.S. connected income from a foreign subsidiary is subject to U.S. taxation only when distributed. U.S. taxes are not accrued when the earnings are considered to be permanently reinvested in the foreign subsidiary. The Company has demonstrated its intention that the foreign earnings are permanently reinvested in the foreign subsidiary, therefore any distribution is postponed indefinitely. The foreign earnings are subject to taxes in foreign jurisdictions which, in the case of the Company, approximates 35%.

    We have not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of approximately $11.0 million of our non-U.S. subsidiaries since these earnings are intended to be reinvested indefinitely. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.0 million would be payable on such undistributed earnings and be reflected in the tax provision for the year distributed assuming all foreign tax credits are realized.

A N N U A L   R E P O R T   2 0 0 4  —   F-21

    The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Current:
Federal and foreign	$19,687	$3,607	$5,381
State and local	107	3	314

Total	19,794	3,610	5,695

Deferred:
Federal and foreign	(2,583)	(8,634)	118
State and local	16	131	6

Total	(2,567)	(8,503)	124

Total income tax expense (benefit)	$17,227	$(4,893)	$5,819

    A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2004		2003		2002
	($ in thousands)

Computed expected tax expense	$18,232	35.0%	$977	35.0%	$7,775	35.0%
Tax-exempt interest	(1,210)	(2.3)%	(813)	(29.1)%	(712)	(3.2)%
Dividends received deduction	(157)	(0.3)%	(115)	(4.1)%	(84)	(0.4)%
State and local income taxes, net of Federal income tax	80	0.2%	87	3.1%	208	0.9%
Change in the state and local tax net operating loss carryforward	(1,219)	(2.3)%	(1,127)	(40.3)%	(655)	(2.9)%
Change in the valuation allowance	1,219	2.3%	(4,157)	(148.8)%	(612)	(2.8)%
Other	282	0.5%	255	8.9%	(101)	(0.4)%

Actual tax expense and rate	$17,227	33.1%	$(4,893)	(175.3)%	$5,819	26.2%

F-22  —   A N N U A L   R E P O R T   2 0 0 4

    The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2004	2003
	($ in thousands)
Deferred tax assets:
Loss reserve discount	$18,292	$15,198
Unearned premium	6,157	7,278
Foreign operations net operating loss carryforward	—	1,727
State and local net operating loss carryforward	4,493	3,274
Other	223	1,356

Total gross deferred tax assets	29,165	28,833
Less: Valuation allowance	(4,493)	(3,274)

Total deferred tax assets	24,672	25,559

Deferred tax liabilities:
Deferred acquisition costs	(2,824)	(5,296)
Contingent commission receivable	(289)	(628)
Net unrealized gains on securities	(3,993)	(4,238)
Net deferred state and local income tax	(218)	(202)

Total deferred tax liabilities	(7,324)	(10,364)

Net deferred tax asset	$17,348	$15,195

    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences at December 31, 2004, net of any valuation allowance.

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

A N N U A L   R E P O R T   2 0 0 4  —   F-23

    The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $4,493,000 and $3,274,000 at December 31, 2004 and 2003, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local carryforwards at December 31, 2004 expire from 2019 to 2024.

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

    Loss reserves are established by our Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for incurred but not reported losses ("IBNR") are determined in part on the basis of statistical information, in part on industry experience and in part on the judgment of our senior corporate officers. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.

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

F-24  —   A N N U A L   R E P O R T   2 0 0 4

subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

    The following table summarizes the activity in the Company's reserve for losses and loss adjustment expenses ("LAE") during the three most recent years:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)

Net reserves for losses and LAE at beginning of year	$374,171	$264,647	$202,759

Provision for losses and LAE for claims occurring in the current year	179,094	151,940	134,721
Lloyd's portfolio transfer—reinsurance to close	12,756	514	1,641
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(3,836)	58,635	7,038

Incurred losses and LAE	188,014	211,089	143,400

Losses and LAE payments for claims occurring during:
Current year	(18,363)	(17,180)	(16,727)
Prior years	(80,034)	(84,385)	(64,785)

Losses and LAE payments	(98,397)	(101,565)	(81,512)

Net reserves for losses and LAE at end of year	463,788	374,171	264,647

Reinsurance receivable on unpaid losses and LAE	502,329	350,441	224,995

Gross reserves for losses and LAE at end of year	$966,117	$724,612	$489,642

The segment breakdown of prior year reserve deficiency (redundancy) was as follows:
Insurance Companies	$2,830	$61,476	$6,713
Lloyd's Operations	(6,666)	(2,841)	325

Total	$(3,836)	$58,635	$7,038

    The $2.8 million deficiency recorded in 2004 for claims occurring in prior years for the Insurance Companies includes approximately $4.8 million for marine business, $2.3 million for specialty business and $0.7 million for run-off business, partially offset by $2.8 million of prior year savings for professional liability business and $2.2 million for business assumed from our Lloyd's operations.

    The $61.5 million recorded in 2003 for claims occurring in prior years for the Insurance Companies includes approximately $32.5 million recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business), $22.2 million recorded for Specialty business mostly for our California contractors liability

A N N U A L   R E P O R T   2 0 0 4  —   F-25

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

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed. A Lloyd's syndicate typically closes an underwriting account with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate, since (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. In our case, our participation increased from 64.5% in 2000 to 67.4% in 2001, to 68.1% in 2002 and to 97.4% in 2003 and 2004. We therefore recorded our increasing proportionate share of the assets and liabilities of Syndicate 1221. At December 31, 2004, 2003 and 2002, the Company closed its 2002, 2001 and 2000 underwriting years, respectively, the net effect of which resulted in such transfers to NCUL and Millennium of $38.1 million, $0.5 million and $1.6 million, respectively. The RITC transaction accounted for part of the increase in the premium volume in the Lloyd's Operations. The reinsurance to close transaction was recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the RITC transaction.

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

F-26  —   A N N U A L   R E P O R T   2 0 0 4

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

    Loss development for asbestos related exposures in 2004 has not been significant. One of four large claims has been settled within amounts reserved and one other large claim settled below our layer of coverage. Loss development activity for environmental losses in 2004 has generally consisted of oil spill claims on marine liability policies written in the ordinary course of business.

    Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. We continue to review our asbestos reserves, along with all of our reserves, on a regular basis.

    During 2004, 2003 and 2002, the Company recorded net paid losses and LAE of $1,391,000, $756,000 and $262,000, respectively, for environmental and asbestos related claims. As of December 31, 2004 and 2003, the Insurance Companies carried net reserves of $32,888,000 and $33,236,000, respectively, for the potential exposure to such claims. At December 31, 2004 and 2003, there were 218 and 194 open claims, respectively, with environmental or asbestos exposures. Management believes that its reserves for such claims are adequate, however due to the significant assumptions inherent in estimating these exposures, actual liabilities could materially differ from current estimates.

Note 7. Reinsurance

          We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, to maintain desired ratios of net written premium to statutory surplus and to stabilize loss ratios.

    Reinsurance does not discharge us, the original insurer, from our primary liability to the policyholder. The Company is required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement.

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

A N N U A L   R E P O R T   2 0 0 4  —   F-27

Note 7. Reinsurance (Continued)

          The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 77% of the total recoverables) together with the reinsurance recoverables and collateral at December 31, 2004, and the reinsurers' rating from the indicated rating agency:

	Reinsurance Recoverables
Reinsurer	Unearned Premium	Unpaid/Paid Losses	Total	Collateral Held (1)	Rating & Rating Agency
	($ in millions)

General Reinsurance Corporation	$5.5	$91.2	$96.7	$7.2	A++	AMB	(2)
Folksamerica Reinsurance Company	17.9	45.8	63.7	31.2	A	AMB
Munich Re	7.9	30.6	38.5	10.3	A+	S&P	(3)
Swiss Reinsurance Company (U.K.) Ltd	9.3	24.1	33.4	2.7	A+	AMB
Arch Reinsurance Company	10.9	20.0	30.9	4.5	A-	AMB
Swiss Reinsurance America Corporation	5.2	23.8	29.0	2.8	A+	AMB
Employers Mutual Casualty Company	6.4	18.8	25.2	26.3	A-	AMB
Converium AG	4.5	17.2	21.7	7.3	B++	AMB
Partner Reinsurance Company of the U.S	4.2	17.4	21.6	2.6	A+	AMB
Everest Reinsurance Company	5.9	14.6	20.5	2.6	A+	AMB
Platinum Underwriters Re	5.2	11.8	17.0	2.9	A	AMB
American Reinsurance Company	3.4	13.5	16.9	2.7	A+	AMB
Lloyd's of London (primarily Equitas)	—	16.1	16.1	—	A	AMB
National Liability & Fire Insurance Co	3.7	10.7	14.4	2.6	A++	AMB
GE Reinsurance Corporation	2.6	10.4	13.0	2.1	A	AMB
Alea North America Insurance Co	8.5	2.0	10.5	12.5	A-	AMB
Hannover Re	2.5	6.5	9.0	10.0	A	AMB
New Re	—	9.0	9.0	0.4	A+	AMB
GE Frankona Ruckversicherungs AG	0.6	8.0	8.6	8.9	A	AMB
XL Re Limited	1.9	5.0	6.9	2.5	A+	AMB
All others	24.7	126.7	151.4	111.6

	$130.8	$523.2	$654.0

(1)
Collateral includes letters of credit, ceded balances payable and other balances held by the Company.
(2)
A.M. Best
(3)
Standard & Poor's

F-28  —   A N N U A L   R E P O R T   2 0 0 4

    The following table summarizes written premium:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)

Direct	$617,228	$534,180	$321,197
Assumed	78,918	72,312	126,641
Ceded	(383,416)	(299,364)	(181,748)

Net	$312,730	$307,128	$266,090

    The following table summarizes earned premium:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)

Direct	$593,446	$485,221	$293,333
Assumed	73,538	48,652	91,929
Ceded	(355,989)	(256,222)	(163,158)

Net	$310,995	$277,651	$222,104

    The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands)

Direct	$383,308	$385,073	$220,189
Assumed	69,418	42,100	30,467
Ceded	(264,712)	(216,084)	(107,256)

Net	$188,014	$211,089	$143,400

    The 2004, 2003 and 2002 assumed written and earned premium includes $38.1 million, $0.5 million, and $1.6 million, respectively, of reinsurance to close from the Lloyd's Operations.

    Ceded losses and loss adjustment expenses incurred were $264.7 million, $216.1 million and $107.3 million in 2004, 2003, and 2002, respectively.

    A contingent liability exists with respect to reinsurance ceded since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

A N N U A L   R E P O R T   2 0 0 4  —   F-29

    In September 2003, following receipt of the required regulatory approval, all of the reinsurance obligations and liabilities of Trenwick America Re Corporation and two of its subsidiaries, Chartwell Insurance Company and The Insurance Corporation of New York (collectively referred to as Trenwick), to Navigators Insurance Company were commuted effective as of the beginning of the 2003 underwriting year. Under the commutation agreement, in addition to a lump-sum transfer of funds from a trust account to Navigators Insurance Company, Trenwick also assigned rights against its reinsurer, including rights in additional trust assets, to Navigators Insurance Company. The reinsurer is Somerset Insurance, Ltd. a Bermuda Corporation of which our Chairman and a member of his family own, in the aggregate, 98% of the outstanding voting stock. Somerset Insurance Ltd. continued to reinsure the portion of the amount commuted that it previously reinsured. This portion constituted approximately 3.1% of Navigators Insurance Company's participation in the pool for the 2003 underwriting year which amounted to $2.3 million of gross written premium. Somerset Insurance Ltd. did not provide reinsurance to the Company for the 2004 underwriting year. Net recoverable balances due to Navigators Insurance Company from Somerset Insurance Ltd. at December 31, 2003 of $3.5 million were fully collateralized by a funded trust account held by an independent third party. These liabilities were commuted back to Navigators Insurance Company in December 2004 at 100% of their recorded value of approximately $3 million. No gain or loss was recorded on the commutation.

    An allowance was established for amounts determined to be uncollectible. At December 31, 2004 and 2003, there were allowances for uncollectible reinsurance of $32,439,000 and $33,068,000, respectively. The allowance for 2004 and 2003 included $0 and $25,700,000, respectively, for uncollectible reinsurance as a result of loss reserves established for asbestos exposures on marine and aviation business written mostly prior to 1986. Charges for uncollectible reinsurance recorded to incurred losses were $1,959,000, $27,551,000 and $1,632,000 for 2004, 2003 and 2002, respectively.

Note 8. Share Capital

a.
Authorized

  The Company's authorized share capital consists of 20,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share.

F-30  —   A N N U A L   R E P O R T   2 0 0 4

b.
Issued and outstanding

  Changes in the Company's issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)

Balance, beginning of year	12,535	8,486	8,427
Public offering	—	3,978	—
Restricted shares issued	36	3	3
Employee stock purchase plan	16	—	56
Stock options exercised	70	68	—

Balance, end of year	12,657	12,535	8,486

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

Note 9. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan

          At the 2003 Annual Meeting, the stockholders approved the 2002 Stock Incentive Plan which allows for the award of incentive stock options, non-incentive stock options and stock grants to employees, directors and consultants. The 2002 Stock Incentive Plan allows, in the aggregate, awards for 1,000,000 shares of the Company's common stock, of which 100,000 of the shares can be in the form of stock grants. The Company also has two prior plans, an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan, which allowed for the award of options to purchase an aggregate of 900,000 shares of its common stock. Upon the approval of the 2002 Stock Incentive Plan, no further awards are being issued from the two prior plans. All stock options are exercisable upon vesting for one share of the Company's common stock and are granted at exercise prices no less than 90% of the fair market value of the common stock on the date of the grant.

    Stock grants are expensed as they vest. The amounts charged to expense were $1,471,000, $572,000 and $761,000 in 2004, 2003 and 2002, respectively. The above does not include $20,000 in 2004 and $12,000 in each of 2003 and 2002 of the Company's common stock earned by each non-employee director as a portion of the director's compensation for serving on the Company's Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2004, 2003 and 2002 for the stock earned by directors was $60,000, $60,000 and $60,000, respectively.

    Options and grants generally vest equally over a four year period and the options have a maximum term of ten years.

A N N U A L   R E P O R T   2 0 0 4  —   F-31

    Unvested restricted stock grants outstanding at December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
	2004	2003	2002

Stock grants outstanding at beginning of year	91,000	103,750	100,000
Granted	52,990	23,500	30,000
Vested	(48,975)	(32,500)	(26,250)
Forfeited	(555)	(3,750)	—

Balance at end of year	94,460	91,000	103,750

    Stock options outstanding at December 31, 2004, 2003 and 2002 were as follows:

	2004		2003		2002
	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices

Options outstanding at beginning of year	550,550	$16.43	519,500	$14.76	520,712	$14.44
Granted	190,000	$29.12	82,000	$25.15	97,438	$17.65
Exercised	(70,425)	$13.03	(42,950)	$12.07	(39,525)	$11.92
Expired or forfeited	(28,250)	$32.02	(8,000)	$20.93	(59,125)	$18.56

Options outstanding at end of year	641,875	$19.87	550,550	$16.43	519,500	$14.76

Number of options exercisable	362,375	$14.45	328,441	$14.96	332,660	$14.77

    Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock- Based Compensation. Under the modified prospective method of adoption selected by the company under the provisions of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. The effect on the Company's 2003 Stockholders' Equity was to increase additional paid-in capital by $761,000 and reduce retained earnings by $495,000 through the charge to operating expenses and the related tax benefit. Prior to 2003, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, with certain pro forma disclosures as required by SFAS 123. APB 25 requires compensation expense to be recognized only if the fair value of the underlying stock at the grant date exceeds the exercise price of the option. Accordingly, $59,000 had been recognized for stock options in 2002.

F-32  —   A N N U A L   R E P O R T   2 0 0 4

    The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in 2002 as it was in 2003 and 2004:

	Year Ended December 31,
	2004	2003	2002
	($ in thousands, except per share data)

Net income as reported	$34,865	$7,685	$16,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects, for 2002	N/A	N/A	59
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, for 2002	N/A	N/A	(380)

Net income for 2004 and 2003 and pro forma net income for 2002	$34,865	$7,685	$16,076

Earnings per share:
Basic—as reported	$2.77	$0.81	$1.94
Basic—pro forma	N/A	N/A	$1.90
Diluted—as reported	$2.74	$0.80	$1.89
Diluted—pro forma	N/A	N/A	$1.85

N/A=Not applicable

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the year indicated in the following table:

	Year Ended December 31,
	2004	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.7%	3.6%	3.5%
Expected volatility	32.2%	34.6%	34.6%
Expected life	6 years	6 years	6 years
Weighted average fair value	$11.21	$10.08	$7.00

A N N U A L   R E P O R T   2 0 0 4  —   F-33

    The following table summarizes information about options outstanding at December 31, 2004:

Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Exercisable Options	Average Exercise Price

$10 to $15	215,375	4.1	$11.85	215,375	$11.85
$16 to $20	151,750	6.1	$16.98	121,750	$16.98
$21 to $30	274,750	8.8	$27.76	25,250	$24.52

    The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights ("SARs") at prices of no less than 90% of the fair market value of the common stock. The pre-tax amounts charged to expense in 2004, 2003 and 2002 were ($41,000), $1,717,000 and $869,000, respectively.

    Stock appreciation rights outstanding at December 31, 2004, 2003 and 2002 were as follows:

	Year Ended December 31,
	2004		2003		2002
	SARs	Average Exercise Prices	SARs	Average Exercise Prices	SARs	Average Exercise Prices

SARs outstanding at beginning of year	192,750	$13.54	208,250	$14.33	281,500	$14.47
Granted	—		—		17,500	$22.50
Exercised	(9,000)	$15.54	(15,500)	$15.13	(63,750)	$16.63
Expired or forfeited	(4,000)	$15.00	—		(27,000)	$15.60

SARs outstanding at end of year	179,750	$14.19	192,750	$14.27	208,250	$14.33

Number of SARs exercisable	158,750	$13.51	129,000	$13.54	97,750	$13.63

    Effective July 1, 2003 the Company offered an Employee Stock Purchase Plan (the "ESPP") to all of its eligible employees. The employee is offered the opportunity to purchase the Company's common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of the Company's common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 8,237 shares purchased in 2005 from funds withheld during the July 1, 2004 to December 31, 2004 offering period. There were 16,412 shares purchased in 2004 from funds withheld during the offering periods of July 1, 2003 to December 31, 2003 and January 1, 2004 to June 30, 2004. The ESPP is compensatory under SFAS 123 and therefore the Company is required to expense both the value of the 10% discount and the "look-back" option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2004 and 2003 was $109,000 and $58,000, respectively.

F-34  —   A N N U A L   R E P O R T   2 0 0 4

Note 10. Employee Benefits

          The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of the second year and are therefore fully vested after six years of service. Plan expense, included within operating expenses, amounted to $1,826,000, $1,363,000 and $1,052,000 in 2004, 2003 and 2002, respectively. The Company sponsors a similar plan under U.K. regulations for its U.K. employees for which the Company had expenses of $835,000, $535,000 and $533,000 for 2004, 2003 and 2002, respectively.

    The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute up to 8% of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

Note 11. Dividends from Subsidiaries and Statutory Financial Information

          Navigators Insurance Company may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2004, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2005 without prior regulatory approval was $23,556,000. Navigators Insurance Company paid $6,000,000 in dividends to the Company in each of 2004 and 2003 and $6,500,000 in 2002. The UK Branch is required to maintain certain capital requirements under U.K. regulations.

    The Insurance Companies' statutory net income (loss) as filed with the regulatory authorities for 2004, 2003 and 2002 was $31,943,000, $(4,398,000) and $9,499,000, respectively. The statutory surplus as filed with the regulatory authorities was $235,561,000 and $210,324,000 at December 31, 2004 and 2003, respectively.

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

A N N U A L   R E P O R T   2 0 0 4  —   F-35

    As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies have been examined by the Department for the years 1996 through 2000. No adjustments were made to the previously filed statutory financial statements. The State of New York Insurance Department has advised us that the Insurance Companies will be examined for the years 2001 through 2004 during 2005.

Note 12. Commitments and Contingencies

a.
Future minimum annual rental commitments at December 31, 2004 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2013, are as follows:

Year Ended December 31,	($ in thousands)
2005	$2,881
2006	2,881
2007	2,621
2008	2,443
2009 and subsequent	5,878

Total	$16,704

  The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $2,845,000, $2,657,000 and $1,788,000, respectively.

b.
The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.

Note 13. Segment Information

          The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Lloyd's Operations and the Navigators Agencies, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company, which includes the UK Branch, and NIC Insurance Company and currently are primarily engaged in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. The Lloyd's Operations underwrite marine and related lines of business at Lloyd's of London. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and unaffiliated companies. All segments are evaluated based on their GAAP underwriting or operating results which are prepared using the accounting policies described in the summary of significant accounting policies in Note 1 included herein.

    The Insurance Companies and the Lloyd's Operations are measured taking into account net premiums earned, incurred losses and loss expenses, commission expense and other underwriting expenses. The Navigators Agencies' results include

F-36  —   A N N U A L   R E P O R T   2 0 0 4

commission income less other operating expenses. Parent and other operations include intersegment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments. Each segment also maintains their own investments, on which they earn income and realize capital gains or losses.

    Financial data by segment for 2004, 2003 and 2002 was as follows:

	Year Ended December 31, 2004
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)
Gross written premium	$457,617	$263,867		$(25,338)	$696,146
Net written premium	212,750	99,980		—	312,730
Revenues:
Net earned premium	228,759	82,236		—	310,995
Commission income	—	1,257	$35,065	(31,568)	4,754
Net investment income	24,118	2,645	8	24	26,795
Net realized capital gains (losses)	1,164	(242)	—	—	922
Other income (expense)	(17)	(1,317)	884	13	(437)

Total revenues	254,024	84,579	35,957	(31,531)	343,029

Operating expenses:
Net losses and LAE	149,073	38,941	—	—	188,014
Commission expense	55,120	15,588	—	(31,568)	39,140
Other operating expenses	7,007	14,433	39,281	3,062	63,783

Total operating expenses	211,200	68,962	39,281	(28,506)	290,937

Income (loss) before income tax expense (benefit)	42,824	15,617	(3,324)	(3,025)	52,092
Income tax expense (benefit)	13,625	5,466	(812)	(1,052)	17,227

Net income (loss)	$29,199	$10,151	$(2,512)	$(1,973)	$34,865

Identifiable assets (2)	$1,287,319	$524,670	$19,690	$11,443	$1,756,678

Loss and LAE ratio	65.2%	47.4%			60.5%
Commission expense ratio	24.1%	19.0%			22.7%
Other operating expense ratio	3.1%	17.6%			6.9%

Combined ratio	92.4%	84.0%			90.1%

A N N U A L   R E P O R T   2 0 0 4  —   F-37

	Year Ended December 31, 2003
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)
Gross written premium	$414,194	$223,850		$(31,552)	$606,492
Net written premium	225,142	81,986		—	307,128
Revenues:
Net earned premium	208,189	69,462		—	277,651
Commission income	—	538	$27,904	(24,161)	4,281
Net investment income	17,455	2,009	22	64	19,550
Net realized capital gains	1,231	644	—	—	1,875
Other income (expense)	188	381	1,292	(500)	1,361

Total revenues	227,063	73,034	29,218	(24,597)	304,718

Operating expenses:
Net losses and LAE	167,550	43,539	—	—	211,089
Commission expense	52,313	12,115	—	(24,161)	40,267
Other operating expenses	4,845	8,449	31,913	5,108	50,315
Interest expense	—	—	—	255	255

Total operating expenses	224,708	64,103	31,913	(18,798)	301,926

Income (loss) before income tax expense (benefit)	2,355	8,931	(2,695)	(5,799)	2,792
Income tax expense (benefit)	(104)	(1,727)	(1,061)	(2,001)	(4,893)

Net income (loss)	$2,459	$10,658	$(1,634)	$(3,798)	$7,685

Identifiable assets (2)	$1,039,629	$360,470	$15,248	$29,984	$1,379,458

Loss and LAE ratio	80.5%	62.7%			76.0%
Commission expense ratio	25.1%	17.4%			23.2%
Other operating expense ratio	2.3%	12.2%			4.8%

Combined ratio	107.9%	92.3%			104.0%

F-38  —   A N N U A L   R E P O R T   2 0 0 4

	Year Ended December 31, 2002
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)
Gross written premium	$328,601	$125,920		$(6,683)	$447,838
Net written premium	189,673	76,417		—	266,090
Revenues:
Net earned premium	148,411	73,693		—	222,104
Commission income	—	418	$27,046	(22,637)	4,827
Net investment income	15,489	2,507	42	20	18,058
Net realized capital gains	1,207	461	—	—	1,668
Other income (expense)	461	465	1,395	(500)	1,821

Total revenues	165,568	77,544	28,483	(23,117)	248,478

Operating expenses:
Net losses and LAE	90,492	52,908	—	—	143,400
Commission expense	50,121	15,731	—	(22,637)	43,215
Other operating expenses	3,311	6,234	26,102	3,429	39,076
Interest expense	—	—	—	571	571

Total operating expenses	143,924	74,873	26,102	(18,637)	226,262

Income (loss) before income tax expense (benefit)	21,644	2,671	2,381	(4,480)	22,216
Income tax expense (benefit)	6,780	—	780	(1,741)	5,819

Net income (loss)	$14,864	$2,671	$1,601	$(2,739)	$16,397

Identifiable assets (2)	$689,948	$219,341	$17,817	$19,942	$917,919

Loss and LAE ratio	61.0%	71.8%			64.6%
Commission expense ratio	33.8%	21.3%			29.6%
Other operating expense ratio	2.2%	8.5%			4.3%

Combined ratio	97.0%	101.6%			98.5%

(1)
Includes inter-segment eliminations.

(2)
Does not cross-foot due to intersegment eliminations.

    The Insurance Companies net earned premium includes $33,545,000, $33,755,000 and $22,144,000 of net earned premium from the UK Branch for 2004, 2003 and 2002, respectively.

A N N U A L   R E P O R T   2 0 0 4  —   F-39

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 14. Earnings Per Common Share

          Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated:

	Year Ended December 31, 2004
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$34,865,000	12,598,033	$2.77
Effect of Dilutive Securities:
Stock options and grants		117,252
Diluted EPS:
Income available to common stockholders	$34,865,000	12,715,285	$2.74
	Year Ended December 31, 2003
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$7,685,000	9,446,192	$0.81
Effect of Dilutive Securities:
Stock options and grants		139,076
Diluted EPS:
Income available to common stockholders	$7,685,000	9,585,268	$0.80
	Year Ended December 31, 2002
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$16,397,000	8,462,784	$1.94
Effect of Dilutive Securities:
Stock options and grants		213,386
Diluted EPS:
Income available to common stockholders	$16,397,000	8,676,170	$1.89

    Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: for 2004, 10,000 shares at an average price of $29.24 expiring in 2014; for 2003, 21,500 shares at an average price of $34.00 expiring in 2004; and for 2002, 22,500 shares at an average price of $34.00 expiring in 2004.

F-40  —   A N N U A L   R E P O R T   2 0 0 4

Note 15. Quarterly Financial Data (Unaudited)

          Following is a summary of quarterly financial data for the periods indicated. Each quarter reflects the fourth quarter 2003 adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, effective January 1, 2003, as discussed in Note 1 included herein.

	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	($ in thousands, except net income per share)
Gross written premium	$195,951	$161,626	$151,178	$187,390
Net written premium	95,935	73,689	65,992	77,114
Revenues:
Net earned premium	74,175	75,314	75,137	86,368
Commission income	1,127	1,361	1,121	1,146
Net investment income	5,902	6,625	6,881	7,387
Net realized capital gains (losses)	422	(105)	271	334
Other income (expense)	128	266	(127)	(704)

Total revenues	81,754	83,461	83,283	94,531

Operating Expenses:
Net losses and loss adjustment expenses incurred	43,752	45,392	49,247	49,623
Commission income	11,028	10,040	8,773	9,300
Other operating expenses	13,432	14,620	16,014	19,717
Interest expense	—	—	—	—

Total operating expenses	68,212	70,052	74,034	78,640

Income before income tax expense	13,542	13,409	9,249	15,891
Income tax expense	4,629	4,372	2,969	5,256

Net income	$8,913	$9,037	$6,280	$10,635

Comprehensive income	$13,902	$(3,135)	$13,679	$11,188
Combined ratio	88.8%	88.8%	93.4%	89.4%
Per share data:
Net income (loss) per share—Basic	$0.71	$0.72	$0.50	$0.84
Net income (loss) per share—Diluted	$0.70	$0.71	$0.50	$0.84

    The increase in 2004 revenues as compared to 2003 was primarily due to the increase in written premium resulting from rate increases on new and renewal business in 2003 and the effect of the reinsurance to close on the Lloyd's Operations. Net investment income increased as the result of positive cash flow increasing the investment portfolio and an increase in the overall

A N N U A L   R E P O R T   2 0 0 4  —   F-41

yield. The third quarter was negatively impacted by Hurricane Ivan which caused pretax incurred losses of $2.9 million and net reinstatement premium costs of $2.2 million.

	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	($ in thousands, except net income (loss) per share)
Gross written premium	$174,702	$141,192	$139,632	$150,966
Net written premium	91,033	61,631	70,631	83,833
Revenues:
Net earned premium	66,314	65,264	74,537	71,536
Commission income	1,239	1,486	23	1,533
Net investment income	4,661	4,552	4,634	5,703
Net realized capital gains (losses)	218	668	349	640
Other income (expense)	173	416	139	633

Total revenues	72,605	72,386	79,682	80,045

Operating Expenses:
Net losses and loss adjustment expenses incurred	44,040	43,291	48,526	75,232
Commission income	10,627	8,876	9,194	11,569
Other operating expenses	11,778	12,418	13,539	12,581
Interest expense	97	86	68	4

Total operating expenses	66,542	64,671	71,327	99,386

Income before income tax expense	6,063	7,715	8,355	(19,341)
Income tax expense	1,353	1,558	2,047	(9,851)

Net income	$4,710	$6,157	$6,308	$(9,490)

Comprehensive income	$4,805	$10,338	$2,860	$(11,513)
Combined ratio	97.9%	95.3%	92.9%	129.9%
Per share data:
Net income (loss) per share—Basic	$0.55	$0.72	$0.74	$(0.78)
Net income (loss) per share—Diluted	$0.54	$0.71	$0.73	$(0.78)

    The increase in 2003 revenues as compared to 2002 was primarily due to increased rates on renewal business, and new business written in 2003 and 2002. As discussed in Note 6 included herein, in the fourth quarter of 2003, Navigators Insurance Company increased its net asbestos reserves and incurred losses by $31.6 million resulting in an after tax charge to earnings of $20.5 million or $1.68 and $2.14 per diluted share for the fourth quarter and twelve months of 2004, respectively. The additional asbestos reserves include $25.7 million of uncollectible reinsurance. The asbestos losses added 44.2 percentage points to the fourth quarter's combined ratio.

F-42  —   A N N U A L   R E P O R T   2 0 0 4

SCHEDULE I

The Navigators Group, Inc. and Subsidiaries
Summary of Consolidated Investments—Other Than Investments
In Related Parties
December 31, 2004

($ in thousands)

Type of Investment	Amortized Cost or Cost	Fair value	Amount at which shown in the consolidated balance sheet
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$245,366	$247,105	$247,105
States, municipalities and political subdivisions	136,553	138,902	138,902
Mortgage- and asset-backed securities (excluding GNMAs)	190,018	191,459	191,459
Corporate bonds	141,112	144,968	144,968

Total fixed maturities (1)	713,049	722,434	722,434

Equity securities—common stocks	19,101	21,170	21,170
Cash and short-term investments	111,329	111,329	111,329

Total	$843,479	$854,933	$854,933

(1)
Approximately 17.4% of total fixed maturities investments are direct or collateralized obligations of FNMA and FHLMC.

A N N U A L   R E P O R T   2 0 0 4  —   S-1

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant
The Navigators Group, Inc. Balance Sheets
(Parent Company)

($ in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Cash	$188	$2,047
Investment in wholly owned subsidiaries, at equity	319,975	264,330
Short-term investments	4,039	5,204
Other assets	7,216	22,733

Total assets	$331,418	$294,314

LIABILITIES
Accounts payable and other liabilities	$2,840	$4,286

Total liabilities	2,840	4,286

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 12,657,160 for 2004 and 12,535,360 for 2003	1,266	1,254
Additional paid-in capital	154,670	151,765
Retained earnings	163,337	128,472
Accumulated other comprehensive income:
Net unrealized gains on securities available-for-sale, net of tax	7,416	7,871
Foreign currency translation adjustment, net of tax	1,889	666

Total stockholders' equity	328,578	290,028

Total liabilities and stockholders' equity	$331,418	$294,314

S-2  —   A N N U A L   R E P O R T   2 0 0 4

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.
Statements of Income
(Parent Company)

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Net investment income	$24	$64	$20
Dividends received from wholly owned subsidiaries	7,000	9,500	7,500
Other (expense)	(2,851)	(4,365)	(2,787)
Operating expenses and income taxes	855	503	28

Income before equity in undistributed net income of wholly owned subsidiaries	5,028	5,702	4,761
Equity in undistributed net income of wholly owned subsidiaries	29,837	1,983	11,636

Net Income	$34,865	$7,685	$16,397

A N N U A L   R E P O R T   2 0 0 4  —   S-3

SCHEDULE II

The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.
Statements of Cash Flows
(Parent Company)

($ in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$34,865	$7,685	$16,397
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed net (income) of wholly owned subsidiaries	(29,837)	(1,983)	(11,636)
Other	15,409	(170)	(157)

Net cash provided by (used in) operating activities	20,437	5,532	4,604

Investing activities:
Investment in affiliate	(25,039)	(95,474)	(3,142)
Net (increase) decrease in short-term investments	1,165	(4,911)	2,538

Net cash provided by (used in) investing activities	(23,874)	(100,385)	(604)

Financing activities:
Net proceeds from stock offering	—	110,762	—
Repayment of bank loan	—	(14,500)	(4,500)
Proceeds of stock issued from Employee Stock Purchase Plan	434	—	—
Proceeds of stock issued from exercise of stock options	1,144	515	471

Net cash provided by (used in) financing activities	1,578	96,777	(4,029)

Increase (decrease) in cash	(1,859)	1,924	(29)
Cash at beginning of year	2,047	123	152

Cash at end of year	$188	$2,047	$123

S-4  —   A N N U A L   R E P O R T   2 0 0 4

SCHEDULE III

The Navigators Group, Inc. and Subsidiaries
Supplementary Insurance Information

($ in thousands)

	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income (1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs (2)	Other operating expenses (1)	Net written premium
Year ended December 31, 2004
Insurance Companies	$8,067	$683,118	$180,667	$—	$228,759	$24,118	$149,073	$55,120	$7,007	$212,750
Lloyd's Operations	15,815	282,999	90,303	—	82,236	2,645	38,941	15,588	14,433	99,980

	$23,882	$966,117	$270,970	$—	$310,995	$26,763	$188,014	$70,708	$21,440	$312,730

Year ended December 31, 2003
Insurance Companies	$15,133	$545,176	$155,819	$—	$208,189	$17,455	$167,550	$52,313	$4,845	$225,142
Lloyd's Operations	9,587	179,436	82,984	—	69,462	2,009	43,539	12,115	8,449	81,986

	$24,720	$724,612	$238,803	$—	$277,651	$19,464	$211,089	$64,428	$13,294	$307,128

Year ended December 31, 2002
Insurance Companies	$14,532	$338,872	$130,582	$—	$148,411	$15,489	$90,492	$50,121	$3,311	$183,432
Lloyd's Operations	9,100	150,770	36,780	—	73,693	2,454	52,908	15,731	6,234	82,658

	$23,632	$489,642	$167,362	$—	$222,104	$17,943	$143,400	$65,852	$9,545	$266,090

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated in consolidation.

A N N U A L   R E P O R T   2 0 0 4  —   S-5

SCHEDULE IV

The Navigators Group, Inc. and Subsidiaries
    Reinsurance
    Written Premium

($ in thousands)

	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2004
Property-Casualty	$617,228	$383,416	$78,918	$312,730	25%

Year ended December 31, 2003
Property-Casualty	$534,180	$299,364	$72,312	$307,128	23%

Year ended December 31, 2002
Property-Casualty	$321,197	$181,748	$126,641	$266,090	48%

S-6  —   A N N U A L   R E P O R T   2 0 0 4

SCHEDULE V

The Navigators Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts

($ in thousands)

Description	Balance at January 1, 2004	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions Describe		Balance at December 31, 2004
Allowance for uncollectible reinsurance	$33,068	$1,959	$—	$2,588	(1)	$32,439

Valuation allowance in deferred taxes	$3,274	$1,219	$—	$—		$4,493

(1)
Amounts written-off that were previously included in the allowance for uncollectible reinsurance.

A N N U A L   R E P O R T   2 0 0 4  —   S-7

SCHEDULE VI

The Navigators Group, Inc. and Subsidiaries
Supplementary Information Concerning Property—Casualty Insurance Operations

($ in thousands)

							Losses and loss adjustment expenses incurred related to
		Reserve for losses and loss adjustment expenses							Amortization of deferred policy acquisition costs (2)
	Deferred policy acquisition costs
Affiliation with Registrant			Discount, if any, deducted	Unearned premium	Net earned premium	Net investment income (1)	Current year	Prior years		Other operating expenses (1)	Net written premium
Consolidated Subsidiaries
Year ended December 31, 2004	$23,882	$966,117	$—	$270,970	$310,995	$26,763	$191,850	$(3,836)	$70,708	$21,440	$312,730

Year ended December 31, 2003	$24,720	$724,612	$—	$238,803	$277,651	$19,464	$152,454	$58,635	$64,428	$13,294	$307,128

Year ended December 31, 2002	$23,632	$489,642	$—	$167,372	$222,104	$17,943	$136,362	$7,038	$65,852	$9,545	$266,090

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's Insurance Operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's Insurance Operations. A portion of these costs is eliminated in consolidation.

S-8  —   A N N U A L   R E P O R T   2 0 0 4

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3-1	Restated Certificate of Incorporation	(o)
3-2	Certificate of Amendment to the Restated Certificate of Incorporation	(o)
3-3	By-laws, as amended	(a)
4-1	Specimen of Common Stock certificate, par value $0.10 per share	(p)
10-1	Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-2	Agreement between the Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-3*	Stock Option Plan	(a)
10-4*	Non-Qualified Stock Option Plan	(b)
10-5	Amended and Restated Credit Agreement dated November 26, 1996, among the Company and the Lenders	(d)
10-6	Agreement with Bradley D. Wiley dated June 3, 1997	(e)
10-7	First Amendment dated April 9, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-8	Second Amendment dated December 11, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-9	Amended and Restated Credit Agreement dated December 21, 1998, among the Company and the Lenders ("1998 Credit Agreement")	(f)
10-10	Employment Agreement with Salvatore A. Margarella dated March 1, 1999	(f)
10-11	Amendment No. 1 dated March 28, 2000 to the 1998 Credit Agreement	(g)
10-12	Amendment No. 2 dated September 20, 2000 to the 1998 Credit Agreement	(g)
10-13	Employment Agreement with Stanley A. Galanski effective March 26, 2001	(h)
10-14	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	(i)
10-15	Amendment No. 3 dated December 31, 2001 to the 1998 Credit Agreement	(i)
10-16*	2002 Stock Incentive Plan	(j)
10-17	Amendment No. 4 dated October 18, 2002 to the 1998 Credit Agreement	(k)
10-18*	Employee Stock Purchase Plan	(l)
10-19*	Executive Performance Incentive Plan	(l)
10-20	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	(m)
10-21	Amendment No. 5 dated November 10, 2003 to the 1998 Credit Agreement	(n)
10-22	Agreement with Paul J. Malvasio dated October 9, 2003	(c)
10-23	Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	(q)
10-24	Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	(q)
10-25	Agreement with Jane E. Keller	(q)
10-26	Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	(r)
10-27	Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	(s)
10-28	Second Amended and Restated Credit Agreement among the Company and the Lenders dated January 31, 2005	(t)
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**

23-1	Consent of Independent Registered Public Accounting Firm	**
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**
32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

(a)	Previously filed under Commission file No. 33-5667 as part of Form S-1, incorporated herein by reference thereto.
(b)	Previously filed under Commission File No. 33-75918 as part of Form S-4, incorporated herein by reference thereto.
(c)(d)(e)(f)(g)(h) (i)(j)(k)(l)(m)(n) (o)(p)(q)(r)
Previously filed with the Company's document as indicated and incorporated herein by reference thereto: Form 10-K for the year ended December 31, 1996 (d), 1997 (e), 1998 (f), 2002 (i); 2003 (c); Form 10-Q for September 30, 2000 (g), March 31, 2001 (h), September 30, 2002 (k); September 30, 2003 (n); September 30, 2004 (q); Proxy Statement for May 30, 2002 (j); Proxy Statement for May 29, 2003 (l); Amendment No. 2 to Form S-3 dated October 1, 2003 (File No. 333-108424) (m); Form S-8 filed July 26, 2002 (File No. 333-97183) (o); Form S-8 Filed June 20, 2003 (File No. 333- 106317) (p); Form 8-K filed December 14, 2004 (r); Form 8-K filed January 18, 2005 (s); Form 8-K filed February 4, 2005 (t).
*	Compensatory plan.
**	Included herein.

QuickLinks

TABLE OF CONTENTS
Note on Forward-Looking Statements
Item 1. BUSINESS
Reinsurance Ceded
Loss Reserves
Investments
Regulation
Competition
Employees
Available Information on the Internet
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Dividends
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Industry Investigations
Critical Accounting Policies
Results of Operations and Overview
Segment Information
Liquidity and Capital Resources
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
RISK FACTORS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
Item 9B. OTHER INFORMATION
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Item 15. EXHIBITS AND FINANCIAL SCHEDULES
SIGNATURES
INDEX TO EXHIBITS