Form 10-Q
period 2005-03-31
NAVIGATORS GROUP INC
filed 2005-05-06
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended     March 31, 2005

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

The number of common shares outstanding as of April 25, 2005 was 12,760,833.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2005 and December 31, 2004

Consolidated Statements of Income Three Months Ended March 31, 2005 and 2004

Consolidated Statements of Stockholders’ Equity March 31, 2005 and 2004

Consolidated Statements of Comprehensive Income Three Months Ended March 31, 2005 and 2004

Consolidated Statements of Cash Flows Three Months Ended March 31, 2005 and 2004

Notes to Interim Consolidated Financial Statements

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

Item 5. Other Information

Item 6. Exhibits

Signature

Index of Exhibits

Part 1. Financial Information

Item 1.    Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2005, $771,506; 2004, $713,049)	$771,307	$722,434
Equity securities, available-for-sale, at fair value (cost: 2005, $19,254; 2004, $19,101)	20,884	21,170
Short-term investments, at cost which approximates fair value	107,574	96,653
Cash	7,652	14,676
Total investments and cash	907,417	854,933

Premiums in course of collection	179,181	176,720
Commissions receivable	3,138	3,062
Prepaid reinsurance premiums	147,012	130,761
Reinsurance receivable on paid losses	18,861	20,955
Reinsurance receivable on unpaid losses and loss adjustment expenses	520,262	502,329
Net deferred income tax benefit	21,427	17,348
Deferred policy acquisition costs	35,935	23,882
Accrued investment income	7,341	7,303
Goodwill	5,241	5,282
Other assets	19,218	14,103

Total assets	$1,865,033	$1,756,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$999,766	$966,117
Unearned premium	326,571	270,970
Reinsurance balances payable	140,451	143,427
Federal income tax payable	9,270	5,614
Payable for securities purchased	2,695	3,027
Accounts payable and other liabilities	52,524	38,945
Total liabilities	1,531,277	1,428,100

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 12,759,958 for 2005 and 12,657,160 for 2004
	1,276	1,266
Additional paid-in capital	156,514	154,670
Retained earnings	173,036	163,337
Accumulated other comprehensive income	2,930	9,305
Total stockholders’ equity	333,756	328,578

Total liabilities and stockholders’ equity	$1,865,033	$1,756,678

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)

Gross written premium	$216,996	$195,951
Revenues:
Net written premium	$117,090	$95,935
(Increase) in unearned premium	(39,552)	(21,760)
Net earned premium	77,538	74,175
Commission income	1,270	1,127
Net investment income	7,622	5,902
Net realized capital gains	167	422
Other income	897	128
Total revenues	87,494	81,754

Operating expenses:
Net losses and loss adjustment expenses incurred	46,221	43,752
Commission expense	9,604	11,028
Other operating expenses	17,444	13,432
Total operating expenses	73,269	68,212

Income before income tax expense	14,225	13,542

Income tax expense (benefit):
Current	5,172	5,007
Deferred	(646)	(378)
Total income tax expense	4,526	4,629

Net income	$9,699	$8,913

Net income per common share:
Basic	$0.77	$0.71
Diluted	$0.76	$0.70

Average common shares outstanding:
Basic	12,677	12,554
Diluted	12,760	12,654

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,266	$1,254
Shares issued under stock plans	10	5
Balance at end of period	$1,276	$1,259

Additional paid-in capital
Balance at beginning of year	$154,670	$151,765
Effect of SFAS 123 for stock options	246	200
Shares issued under stock plans	1,598	1,069
Balance at end of period	$156,514	$153,034

Retained earnings
Balance at beginning of year	$163,337	$128,472
Net income	9,699	8,913
Balance at end of period	$173,036	$137,385

Accumulated other comprehensive income
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$7,416	$7,871
Change in period	(6,487)	4,770
Balance at end of period	929	12,641
Cumulative translation adjustments, net of tax
Balance at beginning of year	1,889	666
Net adjustment for period	112	219
Balance at end of period	2,001	885
Balance at end of period	$2,930	$13,526

Total stockholders’ equity at end of period	$333,756	$305,204

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

Net income	$9,699	$8,913
Other comprehensive income (loss):
Change in net unrealized gains or (losses) on securities, net of tax expense (benefit) of $(3,493) and $2,568 in 2005 and 2004, respectively (1)	(6,487)	4,770
Change in foreign currency translation gains, net of tax expense of $60 and $118 in 2005 and 2004, respectively	112	219
Other comprehensive income (loss)	(6,375)	4,989

Comprehensive income	$3,324	$13,902

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$(6,378)	$5,044
Less: reclassification adjustment for net gains included in net income	109	274
Change in net unrealized gains (losses) on securities	$(6,487)	$4,770

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2005	2004
\	(Unaudited)
Operating activities:
Net income	$9,699	$8,913
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	349	271
Net deferred income tax (benefit)	(646)	(378)
Net realized capital (gains)	(167)	(422)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(15,839)	(32,519)
Reserve for losses and loss adjustment expenses	33,649	61,476
Prepaid reinsurance premiums	(16,251)	(28,204)
Unearned premium	55,601	51,206
Premiums in course of collection	(2,461)	(57,125)
Commissions receivable	(76)	89
Deferred policy acquisition costs	(12,053)	(9,734)
Accrued investment income	(38)	(482)
Reinsurance balances payable	(2,976)	29,402
Federal income tax	3,656	4,930
Other	12,743	(690)
Net cash provided by operating activities	65,190	26,733

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	7,795	52,720
Sales	77,968	45,059
Purchases	(147,561)	(131,950)
Equity securities, available-for-sale
Sales	—	—
Purchases	(117)	(6,785)
Change in payable for securities	(332)	(4,013)
Net change in short-term investments	(10,921)	15,818
Purchase of property and equipment	(145)	(266)
Net cash (used in) investing activities	(73,313)	(29,417)

Financing activities:
Proceeds of stock issued from Employee Stock Purchase Plan	212	215
Proceeds of stock issued from exercise of stock options	887	175
Net cash provided by financing activities	1,099	390

(Decrease) in cash	(7,024)	(2,294)
Cash at beginning of year	14,676	8,399
Cash at end of period	$7,652	$6,105

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	1,506	77
Issuance of stock to directors	123	60

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.  Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The terms “we”, “us”, “our” and “the Company” as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2004 Annual Report on Form 10-K.

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $83,464,000 and $73,379,000 for the three months ended March 31, 2005 and 2004, respectively.  The Company’s ceded incurred losses were $53,435,000 and $64,818,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 3.  Segment Information

The Company’s subsidiaries are primarily engaged in the writing and management of property and casualty insurance.  The Company’s segments include the Insurance Companies, the Lloyd’s Operations and the Navigators Agencies, each of which is managed separately.  The Insurance Companies consist of Navigators Insurance Company, which includes a branch in the U.K. (the “U.K. Branch”), and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business, contractors’ general liability insurance, and professional liability insurance.  The Lloyd’s Operations underwrite marine and related lines of business at Lloyd’s of London.  The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and unaffiliated companies.  All segments are evaluated based on their GAAP results.

The Insurance Companies and the Lloyd’s Operations are measured by taking into account net premiums earned, incurred losses and loss adjustment expenses (“LAE”), commission expense and other underwriting expenses.  The Navigators Agencies’ results include commission income less other operating expenses.  Parent and other operations include inter-segment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments.  Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses.

Financial data by segment for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31, 2005
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$129,288	$87,830		$(122)	$216,996
Net written premium	73,581	43,509		—	117,090

Revenues:
Net earned premium	47,363	30,175		—	77,538
Commission income	—	268	$9,750	(8,748)	1,270
Net investment income	6,855	749	2	16	7,622
Net realized capital gains (losses	266	(99)	—	—	167
Other income (expense)	(2)	628	271	—	897
Total revenues	54,482	31,721	10,023	(8,732)	87,494

Operating expenses:
Net losses and LAE	28,842	17,379	—	—	46,221
Commission expense	12,586	4,881	—	(7,863)	9,604
Other operating expenses	2,112	4,761	10,996	(425)	17,444
Total operating expenses	43,540	27,021	10,996	(8,288)	73,269

Income (loss) before income tax expense (benefit)	10,942	4,700	(973)	(444)	14,225
Income tax expense (benefit)	3,399	1,645	(362)	(156)	4,526
Net income (loss)	$7,543	$3,055	$(611)	$(288)	$9,699

Identifiable assets (2)	$1,339,245	$579,464	$16,192	$11,915	$1,865,033

Loss and LAE ratio	60.9%	57.6%			59.6%
Commission expense ratio	26.6%	16.2%			22.5%
Other operating expense ratio	4.5%	15.8%			8.9%
Combined ratio	92.0%	89.6%			91.0%

(1) Includes inter-segment eliminations.

(2) Does not cross-foot due to inter-segment eliminations.

	Three Months Ended March 31, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$111,829	$87,158		$(3,036)	$195,951
Net written premium	54,145	41,790		—	95,935

Revenues:
Net earned premium	53,182	20,993		—	74,175
Commission income	—	62	$7,932	(6,867)	1,127
Net investment income	5,484	404	3	11	5,902
Net realized capital gains	205	217	—	—	422
Other income (expense)	(61)	4	185	—	128
Total revenues	58,810	21,680	8,120	(6,856)	81,754

Operating expenses:
Net losses and LAE	32,710	11,042	—	—	43,752
Commission expense	14,145	3,750	—	(6,867)	11,028
Other operating expenses	1,198	3,036	8,605	593	13,432
Total operating expenses	48,053	17,828	8,605	(6,274)	68,212

Income (loss) before income tax expense (benefit)	10,757	3,852	(485)	(582)	13,542
Income tax expense (benefit)	3,478	1,348	(140)	(57)	4,629
Net income (loss)	$7,279	$2,504	$(345)	$(525)	$8,913

Identifiable assets (2)	$1,114,640	$447,860	$16,876	$32,514	$1,535,348

Loss and LAE ratio	61.5%	52.6%			59.0%
Commission expense ratio	26.6%	17.9%			24.1%
Other operating expense ratio	2.3%	14.4%			5.7%
Combined ratio	90.4%	84.9%			88.8%

(1) Includes inter-segment eliminations.

(2) Does not cross-foot due to inter-segment eliminations.

The Insurance Companies’ net earned premium includes $7,028,000 and $7,425,000 of net earned premium from the U.K. Branch for the three months ended March 31, 2005 and 2004, respectively.

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

Note 5.  Stock-Based Compensation

Stock based compensation is expensed as the awards vest and included in other operating expenses for the periods indicated.  The amount charged to expense for stock grants was $378,000 and $362,000 for the three months ended March 31, 2005 and 2004, respectively.  The amount charged to expense for stock options was $246,000 and $200,000 for the three months ended March 31, 2005 and 2004, respectively.  Stock appreciation rights resulted in expense of $75,000 for the three months ended March 31, 2005 and income of $329,000 for the three months ended March 31, 2004.

In addition, $35,000 and $30,000 were expensed for the three months ended March 31, 2005 and 2004, respectively, for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.

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

In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, eliminating the alternative use of APB 25.  SFAS 123 (revised 2004) has no effect on the Company’s results of operations or financial condition since the Company adopted the fair value recognition provisions of SFAS 123 in 2003.

Note 7.  Lloyd’s Syndicate

We record our pro rata share of Lloyd’s Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates.  At the end of the Lloyd’s three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the reinsurance to close.  The reinsurance to close transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  No gain or loss is recorded on the reinsurance to close transaction.

Our Lloyd’s Syndicate 1221’s stamp capacity is £135.0 million ($255.3 million) in 2005 compared to £150.0 million ($275.0 million) in 2004.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 97.5% and 97.4% of Syndicate 1221’s capacity for the 2005 and 2004 underwriting years, respectively.  The Lloyd’s operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote whether or not to renew the letter of credit portion of the facility periodically.  If the banks decide not to renew the letter of credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.  The renewal amendment executed in January 2005 renewed the letter of credit facility until June 30, 2007.  The bank facility is collateralized by all of the common stock of Navigators Insurance Company.

Note 8.  Income Tax - Valuation Allowance

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5,409,000 and $4,493,000 at March 31, 2005 and December 31, 2004, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

Note 9.  Commitments and Contingencies

The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.

The Company was recently informed by a lead reinsurer participating on excess of loss reinsurance agreements that it may formally dispute a loss payment recovery when billed.  The recovery is for the 2004 settlement of a class action suit involving a large asbestos claim which settlement will be paid over seven years starting in June 2005.  The reinsurer has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements.

The Company believes such a dispute, if it should arise, is without merit and intends to vigorously pursue collection of its reinsurance recoveries.  While it is too early to predict with any certainty the outcome of this matter, the Company believes that the ultimate outcome of this matter would not be expected to have a significant adverse effect on results of operations, financial condition or liquidity, although an unexpected adverse resolution could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

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

•                  risks inherent with the collection of reinsurance recoverable amounts from our reinsurers over many years into the future based on their financial ability and intent to meet such obligations to the Company;

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

•                  the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and

•                  other risks that we identify in future filings with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors’ liability coverages. We conduct operations through our insurance company subsidiaries, the Navigators Agencies and our Lloyd’s Operations.  Our insurance company subsidiaries consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and NIC Insurance Company which writes excess and surplus lines.  The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for our insurance subsidiaries.  Our Lloyd’s operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) marine underwriting agency which manages Lloyd’s Syndicate 1221.  We participate in the capacity of Syndicate 1221 through two wholly owned Lloyd’s corporate members.

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

Over the past three years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004 and into 2005.  Specialty liability losses, particularly for our California construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market.  Rates for the California construction liability business have started to level off in 2005 after rate increases in 2004 and 2003.  In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and increased frequency of securities-related class action litigation, has lead to an invigorated interest in professional liability insurance generally. These conditions resulted in rate increases in 2002 and 2003 as well as an overall improvement in policy terms and conditions for our professional liability line of business.  The professional liability business experienced single digit premium rate decreases in 2004 and level rates in the 2005 first quarter.

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

Industry Investigations

The insurance industry has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements, and certain sales practices.  The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings relating to the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, and the solicitation and provision of fictitious or inflated quotes.  These investigations and proceedings are expected to continue, and new investigative proceedings may be commenced, in the future.  These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry.

The Company has completed its own internal review with respect to such contingent commission arrangements and the anti-competitive sales practices discussed above.  In this internal inquiry, the Company did not find any evidence that it has engaged in the bid-rigging and price-fixing activities that are at the core of the industry investigations into these anti-competitive practices.  In addition, as a result of this internal inquiry, the Company is developing guidelines with respect to its future commission payment arrangements.

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

The reinsurance industry has also become the subject of increasing scrutiny with respect to the alleged improper use of reinsurance agreements to manipulate financial reporting results.  The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings related to reinsurance agreements in which the insurance risk transferred between the ceding company and reinsurer may have been insufficient to properly account for such transactions as reinsurance in financial statements filed with insurance regulatory authorities and the SEC.  Such transactions may include separate or “side” agreements that reduce, limit or mitigate the indemnification against loss or liability relating to the insurance risk transferred to the reinsurer in a reinsurance agreement.

As a result of these industry investigations, accounting and reporting requirements for reinsurance transactions, including risk transfer guidance used to determine when sufficient insurance risk has been transferred by the ceding company to properly account for such transactions as reinsurance, may change.

The Company believes that all of its reinsurance transactions meet the risk transfer requirements to be accounted for as prospective reinsurance in its financial statements, and has no separate side agreements that would limit the insurance risk transferred to the reinsurer under its reinsurance agreements.  The Company is unable to determine the reinsurance industry financial reporting changes that could occur resulting from such investigations and the effects, if any, on its financial reporting of reinsurance transactions.

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

Accounting for Lloyd’s Results. We record our pro rata share of Lloyd’s Syndicate 1221 assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”).  The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the RITC.

Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 Foreign Currency Translation issued by the FASB.  Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income.  Functional currencies are generally the currencies of the local operating environment.  Statement of income amounts expressed in functional currencies are translated using average exchange rates.  Gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company’s Consolidated Statements of Income.

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2005 and 2004.  All earnings per share data is presented on a per diluted share basis.

Our 2005 and 2004 first quarters’ overall results of operations reflect improved market conditions beginning in late 2000 through 2003 that continued at a reduced rate through 2004 and are showing signs of softening in 2005.  Net income for the three months ended March 31, 2005 and 2004 was $9.7 million or $0.76 per share and $8.9 million or $0.70 per share, respectively.

We experienced premium growth as measured by net earned premium in the first quarter of 2005 of $77.5 million compared to $74.2 million in the first quarter of 2004, a 4.5% increase.  The Company’s combined ratio, which is a measure of underwriting profitability, for the first quarter of 2005 was 91.0% compared to 88.8% for the first quarter of 2004.

Cash flow from operations increased in the first quarter of 2005 to $65.2 million from $26.7 million in the first quarter of 2004, a 144.2% increase, contributing to the growth in invested assets and net investment income.  Included in the 2005 first quarter cash flow is approximately $24 million attributable to the settlement of the RITC premium recorded by Lloyd’s Syndicate 1221 in the 2004 fourth quarter representing the transfer of assets and liabilities from the participants of the 2002 underwriting year to the participants of the 2003 underwriting year.  We had increased our participation in Syndicate 1221 to 97.4% for the 2003 underwriting year from 68.1% for the 2002 underwriting year.  Approximately 70% of the RITC settlement has been recorded as interest-earning funds withheld for reinsurers of the syndicate or will be distributed to third party participants of the 2002 year of account.

Consolidated stockholders’ equity increased 1.6% to $333.8 million or $26.16 per share at March 31, 2005 compared to $328.6 million or $25.96 per share at December 31, 2004.  The increase was primarily due to net income of $9.7 million for the first quarter of 2005, partially offset by a $6.4 million other comprehensive loss consisting of $6.5 million of decreases in unrealized gains on securities, resulting from higher interest rates, and $0.1 million increase in currency translation gains.  Other comprehensive income (loss) consists of the change in both after-tax unrealized gains and losses on investments and after-tax currency translation gains on the Company’s foreign operations.

Revenues.  Gross written premium increased to $217.0 million in the first quarter of 2005, from $196.0 million in the first quarter of 2004, a 10.7% increase for the three months.  The growth in gross written premium reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies.  The premium rate increases or decreases noted below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed.  The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business.  The rate changes calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit.  The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period.  Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced compared to renewal business.  The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended March 31,
	2005				2004
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:

Marine	$68,284	31.5%	$30,347	$19,879	$59,426	30.3%	$25,258	$20,428

Specialty	42,949	19.8%	36,398	20,022	34,230	17.5%	20,511	21,539

Professional Liability	17,930	8.2%	6,679	6,717	15,033	7.7%	5,473	3,811

Assumed from Lloyd’s	125	0.1%	126	711	3,054	1.6%	2,906	7,405

Other (includes run-off)	—	0.0%	31	34	86	0.0%	(3)	(1)

Insurance Companies Total	129,288	59.6%	73,581	47,363	111,829	57.1%	54,145	53,182

Lloyd’s Operations:

Marine	73,931	34.1%	40,060	29,627	79,316	40.5%	39,059	20,518

Other	13,899	6.4%	3,449	548	7,842	4.0%	2,731	475

Lloyd’s Operations Total	87,830	40.5%	43,509	30,175	87,158	44.5%	41,790	20,993

Intercompany elimination	(122)	-0.1%	—	—	(3,036)	-1.6%	—	—

Total	$216,996	100.0%	$117,090	$77,538	$195,951	100.0%	$95,935	$74,175

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine Premium. The marine gross written premium for the first quarter of 2005 increased 14.9% compared to the first quarter of 2004, reflective of growth across several lines of business including marine liability, hull, cargo, and protection and indemnity.  The average increase in renewal premium rates during the 2005 first quarter was flat.  Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies.

Specialty Premium. This business consists of 69% general liability business for small general and artisan contractors, 12% personal umbrella business and 19% other targeted commercial risks.  The specialty gross written premium for the first quarter of 2005 increased 25.5% compared to the first quarter of 2004 reflective of growth across all lines of business.  The average renewal rates were flat in the contractors’ liability business in the first quarter of 2005.

Professional Liability Premium. Our insurance company subsidiaries write professional liability insurance, of which 54% represents directors and officers liability insurance (“D&O”) for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005, we began writing professional liability coverages for architects and engineers.  The professional liability gross written premium for the first quarter of 2005 increased 19.3% compared to the first quarter of 2004, reflecting the expansion of this business for all lines except for D&O which was flat.  Average overall renewal premium rates for this business increased approximately 2% with D&O rates declining approximately 2% in the first quarter of 2005.

Assumed from Lloyd’s Operations Premium.  During 2002 and 2003, the Insurance Companies participated in quota share treaties written by the Company’s Lloyd’s operations.  The participations included marine and energy business.

Lloyd’s Operations’ Gross Written Premium

Marine Premium. Our gross written premium is based on the stamp capacity of Syndicate 1221 and the percentage of such stamp capacity we provide.  Our percentage of participation in the stamp capacity is 97.5% for 2005 compared to 97.4% for 2004.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined based on a business plan approved by the Council of Lloyd’s.  The stamp capacity for Syndicate 1221 has been reduced to £135 million ($255.3 million) in 2005 from £150 million ($275.0 million) in 2004, reflective of unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2005.  The marine gross written premium for the first quarter of 2005 declined 6.8% compared to the first quarter of 2004.  The average renewal premium rates for the three months ended March 31, 2005 increased approximately 2%.

Other Premium.  Other premium consists of engineering and construction gross written premium which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of onshore energy premium which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

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

The following table sets forth our ceded written premium by segment and major lines of business for the periods indicated:

	Three Months Ended March 31,
	2005		2004
	Ceded Written Premium	% of Gross Written Premium	Ceded Written Premium	% of Gross Written Premium
	($ in thousands)

Insurance Companies:
Marine	$37,937	55.6%	$34,168	57.5%
Specialty	6,551	15.3%	13,719	40.1%
Professional Liability	11,251	62.8%	9,560	63.6%
Assumed from Lloyd’s	(1)	-0.8%	148	4.8%
Other (includes run-off)	(31)	NM	89	NM
Subtotal	55,707	43.1%	57,684	51.6%

Lloyd’s Operations:
Marine	33,871	45.8%	40,257	50.8%
Other	10,450	75.2%	5,111	65.2%
Subtotal	44,321	50.5%	45,368	52.1%

Intercompany elimination	(122)	NM	(3,036)	NM

Total	$99,906	46.0%	$100,016	51.0%

NM = Not Meaningful

The decline in the ratio of ceded written premium to gross written premium to 46% from 51% resulted primarily from the cancellation of a quota share reinsurance agreement for specialty business effective March 31, 2005.  The cancellation resulted in a reduction of approximately $14.5 million in ceded unearned premium that has been retained and will be earned over the next 12 months by the Company.

Net Written Premium.  Net written premium increased 22% in the first quarter of 2005 compared to the first quarter of 2004.  The increase in the net written premium resulted principally from the cancellation of the specialty quota share treaty effective March 31, 2005 discussed above, business expansion, and the increase in Navigators Insurance Company’s portion of the marine pool to 85% in 2005 from 80% in 2004.

Net Earned Premium.  Net earned premium which generally lags the increase in net written premium increased 5% in the first quarter of 2005 compared to the first quarter of 2004 as a result of the increased net written premium.

Commission Income.  Commission income from unaffiliated business increased 12.7% to $1.3 million in the first quarter of 2005 from $1.1 million in the first quarter of 2004.  The increase resulted from the increased profit commissions recorded by the Lloyd’s Operations.

Net Investment Income.  Net investment income increased 29.1% in the 2005 first quarter compared to the first quarter of 2004 due to the increase in invested assets as a result of the positive cash flow from the increased premium volume.

Net Realized Capital Gains (Losses).  Pre-tax net income included $167,000 of net realized capital gains for the three months ended March 31, 2005 compared to capital gains of $422,000 for the 2004 first quarter.  On an after-tax basis, the net realized capital gains were $109,000 or $0.01 per share and $274,000 or $0.02  per share for the 2005 and 2004 first quarters, respectively.

Other Income/(Expense). Other income/(expense) for the first quarters of 2005 and 2004 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred.  The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2005 and 2004 first quarters were 59.6% and 59.0%, respectively.

The following tables set forth our net loss and LAE reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	($ in thousands)
Insurance Companies:
Marine	$134,936	$130,439
Specialty	155,313	150,347
Professional Liability	22,871	19,001
Assumed from Lloyd’s Operations	36,078	37,790
Other (primarily run-off business)	21,334	22,512
Total Insurance Companies	370,532	360,089

Lloyd’s Operations:
Marine	104,214	99,565
Other	4,758	4,134
Total Lloyd’s Operations	108,972	103,699

Total net loss reserves	$479,504	$463,788

Total net case loss reserves	$198,632	$189,746
Total net IBNR loss reserves	280,872	274,042

Total net loss reserves	$479,504	$463,788

At March 31, 2005, the IBNR net loss reserves were 58.6% of our total loss reserves compared to 59.1% at December 31, 2004.

At March 31, 2005, a 10% change in the net loss reserves would equate to $48.0 million which would represent an after-tax charge to net income of $31.2 million or 9.3% of stockholders’ equity.  Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate.  Any adjustments that result from this review are recorded in the quarter in which they are identified.

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

Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business refers to business where claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. Our longer tail business includes our specialty liability and professional liability insurance. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim.  Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount can vary from the original estimate.

Specialty Liability and Professional Liability. Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relates to California construction liability claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.  There were 1,011 specialty liability claims open at March 31, 2005.

The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. Our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business.  Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.  There were 431 professional liability claims open at March 31, 2005.

The following tables set forth our net loss and LAE reserves for our specialty liability and professional liability businesses for the periods indicated:

	March 31, 2005
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$22,945	$112,410	$135,355	83.0%
Professional liability	2,755	20,116	22,871	88.0%

Total	$25,700	$132,526	$158,226	83.8%

	December 31, 2004
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$21,338	$110,263	$131,601	83.8%
Professional liability	1,166	17,835	19,001	93.9%

Total	$22,504	$128,098	$150,602	85.1%

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

The reserves we have established for asbestos exposures are for:  (i) estimated losses for excess insurance policy limits exposed to class actions suits against two insureds involved in the manufacturing or distribution of asbestos products; (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; (iii) attritional asbestos claims that could be expected to occur over time; and (iv) the 2004 settlement of a large claim exposed to a class action suit which settlement will be paid over seven years starting in June 2005.

The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Three Months Ended March 31, 2005
	Asbestos	Environmental	Total
	($ in thousands)

Gross of Reinsurance
Beginning Reserve	$78,421	$7,513	$85,934
Incurred Losses & LAE	251	1,498	1,749
Calendar Year Payments	109	662	771
Ending Reserves	$78,563	$8,349	$86,912

Net of Reinsurance
Beginning Reserve	$31,394	$1,494	$32,888
Incurred Losses & LAE	199	900	1,099
Calendar Year Payments	3	569	572
Ending Reserves	$31,590	$1,825	$33,415

Type of Business	Claim Count March 31, 2005	New Claims During Period	Claims Settled or Resolved During Period	Claim Count December 31, 2004

Environmental	98	17	8	89
Asbestos	135	12	6	129
Total	233	29	14	218

Loss development activity for asbestos related exposures in the first quarter of 2005 has not been significant.

Loss development activity on environmental losses in the first quarter of 2005 has generally consisted of oil spill claims on marine liability policies written in the ordinary course of business.

Our management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims.

Commission Expense. Commission expense paid to brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium.  Commissions are generally deferred and recorded to deferred policy acquisition costs to the extent that they relate to unearned premium.  Commission expense as a percentage of earned premium in the first quarter of 2005 was 12.4% compared to 14.9% in the first quarter of 2004  as the result of a decline in commissions paid to brokers and agents coupled with the receipt of ceding commissions from reinsurers.  The decrease in the commission percentage reflects lower commission rates and a trend among the major brokers to charge a flat fee to some of their major clients as opposed to a percentage of the premium.  Under flat fee arrangements, the amount of premium normally is correspondingly reduced since no commission is being paid to the broker by the Company.

Other Operating Expenses. The 29.9% increase in other operating expenses in the first quarter of 2005 compared to the same period in 2004 is attributable primarily to employee-related expenses resulting from expansion of the business coupled with the increased costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Included in the three months ended March 31, 2005 and 2004, were $699,000 and $233,000, respectively, in the aggregate for employee stock option, stock grant and stock appreciation rights expense.

Income Taxes. The income tax expense was $4.5 million and $4.6 million for the first quarters of 2005 and 2004, respectively.  The effective tax rates for the 2005 and 2004 first quarters were 31.8% and 34.2%, respectively.  As of March 31, 2005 and December 31, 2004, the net deferred Federal, foreign, state and local tax assets were $21.4 million and $17.3 million, respectively.

We are subject to the tax regulations of both the United States and the United Kingdom.  The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. branch.  The income from the foreign operations is designated as either U.S connected income or non-U.S. connected income.  The U.S. connected income under the Subpart F regulations of the Internal Revenue Code is taxed in the year earned for tax purposes and recorded in the Company’s tax return.  It is also included in the tax provision at the corporate 35% rate.  Foreign tax credits, where available, are utilized to offset as much of the U.S. tax as permitted on the U.S. connected income.  Non-U.S. connected income from a foreign subsidiary is subject to U.S. taxation only when distributed.  U.S. taxes are not accrued when the earnings are considered to be permanently reinvested in the foreign subsidiary.  The Company has demonstrated its intention that the foreign earnings are permanently reinvested in the foreign subsidiary, and therefore any distribution is postponed indefinitely.  The foreign earnings are subject to taxation in foreign jurisdictions which, in the case of the Company, approximates a rate of 35%.

We have not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of approximately $13.3 million of our foreign subsidiaries earnings since these earnings are intended to be reinvested indefinitely.  However, in the future, if we planned to distribute such earnings to the Company, taxes of approximately $1.0 million would be reflected in the tax provision and would then be payable in the year distributed assuming all foreign tax credits are realized.

The American Jobs Creation Act of 2004, enacted October 22, 2004, allows a deduction of 85% of certain foreign earnings that are repatriated by December 31, 2005.  If the Company were to repatriate the $13.3 million of earnings from its foreign subsidiaries under this provision, income tax of approximately $150,000 would be reflected in the 2005 tax provision.  The Company does not expect to repatriate any foreign earnings under the American Jobs Creation Act of 2004.

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5.4 million and $4.5 million at March 31, 2005 and December 31, 2004, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  The Company’s state and local tax carryforwards at March 31, 2005 expire from 2019 to 2025.

Segment Information

Following are the financial results of the Company’s three segments:  Insurance Companies, Lloyd’s Operations and Navigators Agencies. We evaluate the performance of each segment based on its underwriting or operating results.  Items of revenue and expenditure, including net investment income and realized capital gains and losses, are included herein based on the legal entity where they are recorded.  Our underwriting performance is evaluated separately from the performance of our investment portfolios.

Insurance Companies

Our Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch, and NIC Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites similar types of business but on a non-admitted or surplus lines basis and is fully reinsured by Navigators Insurance Company.  The Navigators Agencies produce business for our insurance company subsidiaries.

Following are the results of operations for the Insurance Companies for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)

Revenues:
Net earned premium	$47,363	$53,182
Net investment income	6,855	5,484
Net realized capital gains	266	205
Other income (expense)	(2)	(61)
Total revenues	54,482	58,810

Operating expenses:
Net losses and LAE	28,842	32,710
Commission expense	12,586	14,145
Other operating expenses	2,112	1,198
Total operating expenses	43,540	48,053

Income before income tax expense	10,942	10,757

Income tax expense	3,399	3,478

Net income	$7,543	$7,279

Loss and LAE ratio	60.9%	61.5%
Commission expense ratio	26.6%	26.6%
Other operating expense ratio	4.5%	2.3%
Combined ratio	92.0%	90.4%

Following are the underwriting results of the Insurance Companies for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31, 2005
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$19,879	$12,743	$5,520	$1,616	64.1%	27.8%	91.9%
Specialty	20,022	11,533	6,850	1,639	57.6%	34.2%	91.8%
Professional Liability	6,717	4,440	2,001	276	66.1%	29.8%	95.9%
Assumed from Lloyd’s Operations	711	573	322	(184)	80.6%	45.4%	126.0%
Other (includes run-off)	34	(447)	5	476	NM	NM	NM
Total	$47,363	$28,842	$14,698	$3,823	60.9%	31.1%	92.0%

	Three Months Ended March 31, 2004
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$20,428	$12,046	$5,599	$2,783	59.0%	27.4%	86.4%
Specialty	21,539	14,317	6,968	254	66.5%	32.3%	98.8%
Professional Liability	3,811	2,299	776	736	60.3%	20.4%	80.7%
Assumed from Lloyd’s Operations	7,405	4,217	1,999	1,189	57.0%	27.0%	84.0%
Other (includes run-off)	(1)	(169)	1	167	NM	NM	NM
Total	$53,182	$32,710	$15,343	$5,129	61.5%	28.9%	90.4%

NM = Not meaningful

The Insurance Companies experienced a decline in net earned premium of 10.9% when comparing the first quarter of 2005 to the first quarter of 2004 principally due to the decline of business assumed from the Lloyd’s Operations.  Approximately 1.5% and 13.9% of the net earned premium recorded in the first quarters of 2005 and 2004, respectively, was the result of the Insurance Companies participating on reinsurance treaties supporting the Lloyd’s Operations’ marine and energy business.

The 2005 and 2004 first quarter underwriting results generally reflect the favorable industry market conditions over the last three years coupled with satisfactory loss trends in the aforementioned quarterly periods.

The pre-tax yield on the Insurance Companies’ investment portfolio approximated 4.1% and 3.9% at March 31, 2005 and 2004, respectively.  The increase in the portfolio yield reflects the recent increases in interest rates.  Net investment income increased in the first quarter of 2005 compared to the same period in 2004 due to the increase in the yield and the strong cash flows resulting in a larger investment portfolio.

Lloyd’s Operations

The Lloyd’s Operations consist of NUAL, which manages Lloyd’s Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Lloyd’s Syndicate 1221. NUAL owns Navigators Underwriting Ltd. (formerly Pennine Underwriting Ltd.), an underwriting managing agency with offices in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.  In January 2005, we formed Navigators NV in Antwerp Belgium, a wholly owned subsidiary of NUAL.  Navigators NV produces transport liability, cargo and marine liability premium on behalf of Syndicate 1221.  The Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

Lloyd’s Syndicate 1221 has stamp capacity of £135 million ($255.3 million) in 2005 compared to £150 million ($275.0 million) in 2004.  The reduction in the 2005 stamp capacity compared to 2004 is reflective of unused stamp capacity in 2004 coupled with declining market conditions in 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. We provide 97.5% and 97.4% of Syndicate 1221’s total stamp capacity in 2005 and 2004, respectively.  Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Lloyd’s marine business had been subject to deteriorating pricing beginning in the mid-1990’s. The pricing competition showed some signs of stabilizing in 2000 and prices increased from 2001 through 2003 and again at a more modest pace in the 2004 first quarter. Overall pricing in 2004 remained relatively stable and the 2005 first quarter showed a small increase.  Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.

Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Lloyd’s Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since, (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the RITC transaction. The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the RITC transaction.

We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption “Liquidity and Capital Resources”.

Following are the results of operations of the Lloyd’s Operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)

Revenues:
Net earned premium	$30,175	$20,993
Commission income	268	62
Net investment income	749	404
Net realized capital gains (losses)	(99)	217
Other income	628	4
Total revenues	31,721	21,680

Operating expenses:
Net losses and LAE	17,379	11,042
Commission expense	4,881	3,750
Other operating expenses	4,761	3,036
Total operating expenses	27,021	17,828

Income before income tax expense	4,700	3,852

Income tax expense	1,645	1,348

Net income	$3,055	$2,504

Loss and LAE ratio	57.6%	52.6%
Commission expense ratio	16.2%	17.9%
Other operating expense ratio	15.8%	14.4%
Combined ratio	89.6%	84.9%

The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business since late 2001 through 2003, and to a lesser extent in 2004 and 2005.  The 2005 net earned premium was reduced by

$0.7 million and $7.4 million in the first quarters of 2005 and 2004, respectively, for business ceded to the Insurance Companies.

The 2005 and 2004 first quarter underwriting results generally reflect the favorable industry market condition over the last three years coupled with satisfactory loss trends in the quarterly periods.  The loss ratio for the first quarter of 2004 was favorably impacted by $2.7 million or 12.9 loss ratio points for redundancies in prior years’ Lloyd’s Operations’ loss reserves.

The pre-tax yield on funds in the Lloyd’s Operations’ investment portfolio approximated 1.6%, and 1.3% at March 31, 2005 and 2004, respectively.  Generally, funds invested at Lloyd’s have been invested with an average duration of approximately 1.4 years in order to meet liquidity needs.  Such yields are net of interest credits to reinsurers for funds withheld by our Lloyd’s Operations.

Navigators Agencies

The Navigators Agencies produce business for our insurance company subsidiaries. They specialize in writing marine and related lines of business, specialty liability insurance and professional liability coverages.

Each of the Navigators Agencies underwrites marine and related lines of business for Navigators Insurance Company and two other unaffiliated insurance companies, which comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared with other pool members. Navigators Insurance Company had an 85% participation in the marine pool for business written with effective dates in 2005 and an 80% participation for business written with effective dates in 2004.

Navigators Specialty, a division of a Navigators Agency, produces business exclusively for our insurance company subsidiaries. It specializes in underwriting general liability insurance coverage for small general and artisan contractors and other targeted commercial risks, with the majority of its business located in California.  Navigators Specialty also writes commercial multiple peril, excess casualty, commercial automobile and personal umbrella insurance.

Navigators Pro, a division of a Navigators Agency, specializes in underwriting professional liability insurance and began producing directors and officers liability insurance exclusively for our insurance company subsidiaries in the fourth quarter of 2001. In late 2002, Navigators Pro introduced additional products to complement its directors and officers liability coverage. The products include employment practices liability, lawyers professional liability and miscellaneous professional liability coverages.  In 2004, Navigators Pro began writing professional liability coverage for U.K. solicitors through our U.K. Branch.  In 2005, Navigators Pro commenced writing professional liability coverages for architects and engineers.

Navigators Specialty and Navigators Pro receive actual cost reimbursement from the Insurance Companies for the business produced.  The Navigators Agencies producing the marine business receive a 20% profit commission and a management fee of 8.75% for marine business produced with 2005 year effective dates and 7.5% for 2004 and prior year effective dates.

Following are the results of operations of the Navigators Agencies for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)
Revenues:
Commission income	$9,750	$7,932
Net investment income	2	3
Other income	271	185
Total revenues	10,023	8,120

Operating expenses:
Other operating expenses	10,996	8,605
Total operating expenses	10,996	8,605

(Loss) before income tax (benefit)	(973)	(485)

Income tax (benefit)	(362)	(140)

Net (loss)	$(611)	$(345)

Commission income generally consists of inter-segment management fees and profit commissions received from insurance premiums of the Insurance Companies for marine, specialty and professional liability business as well as business from unaffiliated insurance companies in the marine pool.

Other income generally represents fee revenues earned for other services on behalf of third parties.

Other operating expenses consists of compensation and general and administrative expenses incurred in connection with underwriting, administrative and claims services performed on behalf of the Insurance Companies and unaffiliated insurers participating in the marine pool.  Such costs have been increasing each year commensurate with servicing the growth in the overall increased premium volume.

Income tax expense (benefit) includes Federal and state income taxes related to the taxable income or loss of the Navigators Agencies.

Off-Balance Sheet Transactions

There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2004 Annual Report on Form 10-K.

Tabular Disclosure of Contractual Obligations

There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2004 Annual Report on Form 10-K.  Even though total reserves for losses and LAE increased to $999.8 million at March 31, 2005 from $966.1 million at December 31,

2004, there were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.

Investments

The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance company subsidiaries.  Secondarily, an important consideration is to optimize the after-tax book income.

The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government guaranteed and U.S. Federal Agency securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed-income portfolio rated below ‘‘A-’’ by Standard & Poor’s (“S&P”) or A3 by Moody’s shall not exceed 20% of the statutory surplus of the Insurance Companies.  Securities rated below BBB- by S&P or Baa3 by Moody’s are not eligible to be purchased. Up to 15% of the statutory surplus of the Insurance Companies may be invested in equity securities that are actively traded on major U.S. stock exchanges. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

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

The Lloyd’s Operations’ investments are subject to the direction and control of the board of directors and the investment committee of NUAL, as well as the board of directors and finance committee of the Company, and represent our share of the investments held by Syndicate 1221. These investments must comply with the rules and regulations imposed by Lloyd’s and by certain overseas regulators.  The investment portfolio and the performance of the investment managers are reviewed quarterly.

The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to the members of the marine pool, including Navigators Insurance Company.

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.  The following tables show our cash and investments as of March 31, 2005 and December 31, 2004:

March 31, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$239,713	$2,027	$(2,137)	$239,823
States, municipalities and political sub divisions	171,480	1,613	(1,722)	171,589
Mortgage- and asset-backed securities (excluding GNMAs)	222,052	779	(2,040)	223,313
Corporate bonds	138,062	2,629	(1,348)	136,781

Total fixed maturities (1)	771,307	7,048	(7,247)	771,506

Equity securities - common stocks	20,884	1,823	(193)	19,254

Cash and short-term investments	115,226	—	—	115,226

Total	$907,417	$8,871	$(7,440)	$905,986

(1) Approximately 13.2% of total fixed maturities investments are direct or collateralized obligations of FNMA and FHLMC.

December 31, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$247,105	$3,190	$(1,451)	$245,366
States, municipalities and political subdivisions	138,902	2,688	(339)	136,553
Mortgage- and asset-backed securities (excluding GNMAs)	191,459	1,911	(470)	190,018
Corporate bonds	144,968	4,375	(519)	141,112

Total fixed maturities (1)	722,434	12,164	(2,779)	713,049

Equity securities - common stocks	21,170	2,157	(88)	19,101

Cash and short-term investments	111,329	—	—	111,329

Total	$854,933	$14,321	$(2,867)	$843,479

(1) Approximately 17.4% of total fixed maturities investments are direct or collateralized obligations of FNMA and FHLMC.

At March 31, 2005 and December 31, 2004, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.  There were no impairment losses recorded in our fixed maturity or equity securities portfolios in 2005 or 2004.

The following table summarizes all securities in an unrealized loss position at March 31, 2005 and December 31, 2004, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	March 31, 2005		December 31, 2004
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$95,450	$1,028	$97,338	$519
7-12 Months	57,289	652	33,916	283
> 12 Months	15,809	457	24,258	649
Subtotal	168,548	2,137	155,512	1,451

States, municipalities and political subdivisions
0-6 Months	91,263	1,245	18,966	94
7-12 Months	9,920	245	14,155	225
> 12 Months	7,722	232	518	20
Subtotal	108,905	1,722	33,639	339

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	143,922	1,524	64,598	208
7-12 Months	24,106	436	19,536	232
> 12 Months	1,634	80	774	30
Subtotal	169,662	2,040	84,908	470

Corporate bonds
0-6 Months	51,638	807	29,870	160
7-12 Months	15,706	276	16,069	189
> 12 Months	6,108	265	4,803	170
Subtotal	73,452	1,348	50,742	519

Total Fixed Maturities	$520,567	$7,247	$324,801	$2,779

Equity securities - common stocks
0-6 Months	$1,964	$63	$3,779	$23
7-12 Months	666	27	892	65
> 12 Months	847	103	—	—

Total Equity Securities	$3,477	$193	$4,671	$88

We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary.  The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2005.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC Rating	S&P Rating	M oody’s Rating	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$6,879	95%	$503,875	97%
2	BBB	Baa	368	5%	16,692	3%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
		Total	$7,247	100%	$520,567	100%

At March 31, 2005, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB—” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at March 31, 2005 are shown in the following table:

	Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)

Due in one year or less	$978	13%	$103,369	20%
Due after one year through five years	1,797	25%	103,698	20%
Due after five years through ten years	937	13%	59,072	11%
Due after ten years	1,495	21%	84,766	16%
Mortgage- and asset-backed securities	2,040	28%	169,662	33%

Total fixed income securities	$7,247	100%	$520,567	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately 4.1 years.

Our realized capital gains and losses were as follows:

	Three Months Ended March 31,
	2005	2004
	($ in thousands)

Fixed maturities:
Gains	$713	$439
(Losses)	(546)	(17)
	167	422
Equity securities:
Gains	—	—
(Losses)	—	—
	—	—

Net realized capital gains	$167	$422

The following table details realized losses in excess of $200,000 from sales and impairments during the first three months of 2005 and 2004 and the related circumstances giving rise to the loss:

Description	Date of Sale	Proceeds from Sale	Loss on Sale	Impairment	Holdings at March 31, 2005	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost
($ in thousands)
Three months ended March 31, 2005:

None

Three months ended March 31, 2004:

None

Reinsurance Recoverables

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

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or Standard & Poor’s rating of ‘‘A’’ or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders’

surplus.  Our Reinsurance Security Committee monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

The Company was recently informed by a lead reinsurer participating on excess of loss reinsurance agreements that it may formally dispute a loss payment recovery when billed.  The recovery is for the 2004 settlement of a class action suit involving a large asbestos claim which settlement will be paid over seven years starting in June 2005.  The reinsurer has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements.

The Company believes such a dispute, if it should arise, is without merit and intends to vigorously pursue collection of its reinsurance recoveries.  While it is too early to predict with any certainty the outcome of this matter, the Company believes that the ultimate outcome of this matter would not be expected to have a significant adverse effect on results of operations, financial condition or liquidity, although an unexpected adverse resolution could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

An allowance for doubtful recoveries is maintained for any amounts considered to be uncollectible. At March 31, 2005 and December 31, 2004, we had allowances for uncollectible reinsurance of $33.4 million and $32.4 million, respectively.  The allowances include $25.7 million for uncollectible reinsurance as a result of loss reserves established in 2003 for asbestos exposures on marine and aviation business written mostly prior to 1986.  Charges (recoveries) for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $1.0 million and ($117,000) for the three months ended March 31, 2005 and 2004, respectively.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources

Cash flow provided by operations was $65.2 million and $26.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase in the operating cash flow in the first three months of 2005 compared to 2004 was primarily due to the increase in net written premium coupled with the $24 million RITC settlement discussed in Results of Operations and Overview.  Operating cash flow was used primarily to acquire additional investment assets.

Invested assets and cash increased to $907.4 million at March 31, 2005 from $854.9 million at December 31, 2004. The increase was primarily due to the positive cash flow.  Net investment income was $7.6 million and $5.9 million for the three months ended March 31, 2005 and 2004, respectively.

The average yield of the portfolio, excluding net realized capital gains, was 3.5% at March 31, 2005 compared to 3.4% at March 31, 2004, reflecting the prevailing interest rates. As of March 31, 2005 and December 31, 2004, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At March 31, 2005, the weighted average rating of our fixed maturity investments was ‘‘AA’’ by Standard & Poor’s and ‘‘Aa’’ by Moody’s. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At March 31, 2005, our portfolio had an average maturity of 5.1 years and duration of 3.8 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks.  The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd’s Syndicate 1221 which is denominated in British pounds.  At March 31, 2005, letters of credit with an aggregate face amount of $82.4 million were issued under the credit facility.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company.  The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios.  Cash dividends to shareholders are limited to $2.5 million per year.  No dividends have been declared or paid through March 31, 2005.  At March 31, 2005, we were in compliance with all covenants.

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

At March 31, 2005, our consolidated stockholders’ equity was $333.8 million or $26.16 per share compared to $328.6 million or $25.96 per share at December 31, 2004. The increase was primarily due to net income of $9.7 million for the three months ended March 31, 2005, partially offset by a $6.4 million other comprehensive loss consisting of $6.5 million of decreases in unrealized gains on securities, resulting from higher interest rates, and $0.1 million of increases in currency translation gains.

Our reinsurance has been placed with various U.S. and foreign insurance companies and with selected syndicates at Lloyd’s. Pursuant to the implementation of Lloyd’s Plan of Reconstruction and Renewal, a portion of our recoverables are now reinsured by Equitas which is a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account.

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2004, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2005 without prior regulatory approval was $23.6 million.  Navigators Insurance Company did not pay any dividends in the first quarter of 2005.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2004 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)          The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-

15(e) under of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

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

None.

Item 6.                                 Exhibits

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

The Navigators Group, Inc.
(Registrant)

Date:	May 5, 2005	/s / Paul J. Malvasio
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