Form 10-Q
period 2005-06-30
NAVIGATORS GROUP INC
filed 2005-08-04
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended   June 30, 2005

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

The number of common shares outstanding as of July 20, 2005 was 12,782,833.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income (unaudited)
Three Months Ended June 30, 2005 and 2004
Six Months Ended June 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity
June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended June 30, 2005 and 2004
Six Months Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited)
Six Months Ended June 30, 2005 and 2004

Notes to Interim Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures
About Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security’ Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature

Index of Exhibits

Part 1.    Financial Information

Item 1.        Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2005, $784,211; 2004, $713,049)	$795,332	$722,434
Equity securities, available-for-sale, at fair value (cost: 2005, $18,869; 2004, $19,101)	20,453	21,170
Short-term investments, at cost which approximates fair value	130,474	96,653
Cash	18,784	14,676
Total investments and cash	965,043	854,933

Premiums in course of collection	178,864	176,720
Commissions receivable	3,903	3,062
Prepaid reinsurance premiums	152,798	130,761
Reinsurance receivable on paid losses	38,026	20,955
Reinsurance receivable on unpaid losses and loss adjustment expenses	506,542	502,329
Net deferred income tax benefit	20,569	17,348
Deferred policy acquisition costs	34,684	23,882
Accrued investment income	8,434	7,303
Goodwill	5,104	5,282
Other assets	13,905	14,103

Total assets	$1,927,872	$1,756,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,005,838	$966,117
Unearned premium	338,742	270,970
Reinsurance balances payable	160,695	143,427
Federal income tax payable	8,046	5,614
Payable for securities purchased	6,452	3,027
Accounts payable and other liabilities	56,026	38,945
Total liabilities	1,575,799	1,428,100

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	––	––
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 12,780,833 for 2005 and 12,657,160 for 2004	1,278	1,266
Additional paid-in capital	157,059	154,670
Retained earnings	184,316	163,337
Accumulated other comprehensive income	9,420	9,305
Total stockholders’ equity	352,073	328,578

Total liabilities and stockholders’ equity	$1,927,872	$1,756,678

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)

Gross written premium	$190,133	$161,626
Revenues:
Net written premium	$93,257	$73,689
(Increase) decrease in unearned premium	(7,425)	1,625
Net earned premium	85,832	75,314
Commission income	1,514	1,361
Net investment income	8,961	6,625
Net realized capital gains	416	(105)
Other income	470	266
Total revenues	97,193	83,461

Operating expenses:
Net losses and loss adjustment expenses incurred	53,611	45,392
Commission expense	9,242	10,040
Other operating expenses	17,628	14,620
Total operating expenses	80,481	70,052

Income before income tax expense	16,712	13,409

Income tax expense (benefit):
Current	8,069	4,951
Deferred	(2,637)	(579)
Total income tax expense	5,432	4,372

Net income	$11,280	$9,037

Net income per common share:
Basic	$0.88	$0.72
Diluted	$0.88	$0.71

Average common shares outstanding:
Basic	12,763	12,587
Diluted	12,853	12,647

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)

Gross written premium	$407,129	$357,577
Revenues:
Net written premium	$210,347	$169,624
(Increase) in unearned premium	(46,977)	(20,135)
Net earned premium	163,370	149,489
Commission income	2,784	2,488
Net investment income	16,583	12,527
Net realized capital gains	583	317
Other income	1,367	394
Total revenues	184,687	165,215

Operating expenses:
Net losses and loss adjustment expenses incurred	99,832	89,144
Commission expense	18,846	21,068
Other operating expenses	35,072	28,052
Total operating expenses	153,750	138,264

Income before income tax expense	30,937	26,951

Income tax expense (benefit):
Current	13,241	9,958
Deferred	(3,283)	(957)
Total income tax expense	9,958	9,001

Net income	$20,979	$17,950

Net income per common share:
Basic	$1.65	$1.43
Diluted	$1.64	$1.42

Average common shares outstanding:
Basic	12,720	12,570
Diluted	12,815	12,671

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$––	$––

Common stock
Balance at beginning of year	$1,266	$1,254
Shares issued under stock plans	12	6
Balance at end of period	$1,278	$1,260

Additional paid-in capital
Balance at beginning of year	$154,670	$151,765
Effect of SFAS 123 for stock options	517	478
Shares issued under stock plans	1,872	1,077
Balance at end of period	$157,059	$153,320

Retained earnings
Balance at beginning of year	$163,337	$128,472
Net income	20,979	17,950
Balance at end of period	$184,316	$146,422

Accumulated other comprehensive income
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$7,416	$7,871
Change in period	842	(7,424)
Balance at end of period	8,258	447
Cumulative translation adjustments, net of tax
Balance at beginning of year	1,889	666
Net adjustment for period	(727)	241
Balance at end of period	1,162	907
Balance at end of period	$9,420	$1,354

Total stockholders’ equity at end of period	$352,073	$302,356

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)

Net income	$11,280	$9,037
Other comprehensive income (loss):
Change in net unrealized gains or (losses) on securities, net of tax expense (benefit) of $3,947 and $(6,566) in 2005 and 2004, respectively (1)	7,329	(12,194)
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $(411) and $12 in 2005 and 2004, respectively	(839)	22
Other comprehensive income (loss)	6,490	(12,172)

Comprehensive income (loss)	$17,770	$(3,135)

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$7,599	$(12,361)
Less: reclassification adjustment for net gains (losses) included in net income	270	(167)
Change in net unrealized gains (losses) on securities	$7,329	$(12,194)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)

Net income	$20,979	$17,950
Other comprehensive income:
Change in net unrealized gains or (losses) on securities, net of tax expense (benefit) of $454 and $(3,998) in 2005 and 2004, respectively(1)	842	(7,425)
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $(391) and $130 in 2005 and 2004, respectively	(727)	241
Other comprehensive income (loss)	115	(7,184)

Comprehensive income	$21,094	$10,766

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains or (losses) arising during period	$1,221	$(7,242)
Less: reclassification adjustment for net gains included in net income	379	183
Net unrealized gains (losses) on securities	$842	$(7,425)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)

Operating activities:
Net income	$20,979	$17,950
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	800	561
Net deferred income (benefit)	(3,283)	(957)
Net realized capital (gains)	(582)	(317)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(21,284)	(71,291)
Reserve for losses and loss adjustment expenses	39,721	119,831
Prepaid reinsurance premiums	(22,037)	(36,586)
Unearned premium	67,772	57,600
Premiums in course of collection	(2,144)	(27,787)
Commissions receivable	(841)	1,574
Deferred policy acquisition costs	(10,802)	(7,533)
Accrued investment income	(1,131)	(1,044)
Reinsurance balances payable	17,268	33,072
Federal income tax	2,432	8,374
Other	29,038	(287)
Net cash provided by operating activities	115,906	93,160

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	16,745	88,242
Sales	161,192	136,955
Purchases	(259,847)	(295,894)
Equity securities, available-for-sale
Sales	3,375	2,292
Purchases	(2,855)	(8,169)
Change in payable for securities	3,425	(9,749)
Net change in short-term investments	(33,821)	(1,552)
Purchase of property and equipment	(1,390)	(965)
Net cash (used in) investing activities	(113,176)	(88,840)

Financing activities:
Proceeds of stock issued from Employee Stock Purchase Plan	212	434
Proceeds of stock issued from exercise of stock options	1,166	373
Net cash provided by financing activities	1,378	807

Increase in cash	4,108	5,127
Cash at beginning of year	14,676	8,399
Cash at end of period	$18,784	$13,526

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$10,798	$1,577
Issuance of stock to directors	123	60

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1.  Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The terms “we”, “us”, “our” and “the Company” as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires.  The term “Parent” or “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2004 Annual Report on Form 10-K.

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $90,160,000 and $79,328,000 for the three months ended June 30, 2005 and 2004, respectively, and were $173,624,000 and $152,707,000 for the six months ended June 30, 2005 and 2004, respectively.  The Company’s ceded incurred losses were $30,163,000 and $59,370,000 for the three months ended June 30, 2005 and 2004, respectively, and were $83,598,000 and $124,188,000 for the six months ended June 30, 2005 and 2004, respectively.

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

The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net premiums earned, incurred losses and loss adjustment expenses (“LAE”), commission expense and other underwriting expenses.  The Navigators Agencies’ results include commission income less other operating expenses.  Results of the Parent and Other Operations include inter-segment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments.  Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses.

Financial data by segment for the three months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30, 2005
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)
Gross written premium	$130,680	$58,547		$906	$190,133
Net written premium	66,675	26,582		––	93,257

Revenues:
Net earned premium	59,107	26,725		––	85,832
Commission income	––	359	$11,431	(10,276)	1,514
Net investment income	7,485	1,454	1	21	8,961
Net realized capital gains (losses	681	(265)	––	––	416
Other income	209	1	260	––	470
Total revenues	67,482	28,274	11,692	(10,255)	97,193

Operating expenses:
Net losses and LAE	38,682	14,929	––	––	53,611
Commission expense	13,868	4,833	––	(9,459)	9,242
Other operating expenses	2,009	4,310	11,163	146	17,628
Total operating expenses	54,559	24,072	11,163	(9,313)	80,481

Income (loss) before income tax expense (benefit)	12,923	4,202	529	(942)	16,712
Income tax expense (benefit)	4,045	1,471	245	(329)	5,432
Net income (loss)	$8,878	$2,731	$284	$(613)	$11,280

Identifiable assets (2)	$1,404,146	$570,647	$16,812	$17,191	$1,927,872

Loss and LAE ratio	65.4%	55.9%			62.5%
Commission expense ratio	23.5%	18.2%			21.7%
Other operating expense ratio	3.4%	16.1%			7.4%
Combined ratio	92.3%	90.2%			91.6%

(1)           Includes inter-segment eliminations.

(2)           Does not cross-foot due to inter-segment eliminations.

	Three Months Ended June 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)
Gross written premium	$107,608	$54,308		$(290)	$161,626
Net written premium	46,565	27,124		––	73,689

Revenues:
Net earned premium	51,782	23,532		––	75,314
Commission income	––	501	$8,155	(7,295)	1,361
Net investment income	5,829	791	––	5	6,625
Net realized capital gains (losses)	176	(281)	––	––	(105)
Other income	74	5	187	––	266
Total revenues	57,861	24,548	8,342	(7,290)	83,461

Operating expenses:
Net losses and LAE	32,558	12,834	––	––	45,392
Commission expense	13,242	4,093	––	(7,295)	10,040
Other operating expenses	989	3,193	9,093	1,345	14,620
Total operating expenses	46,789	20,120	9,093	(5,950)	70,052

Income (loss) before income tax expense (benefit)	11,072	4,428	(751)	(1,340)	13,409
Income tax expense (benefit)	3,543	1,550	(252)	(469)	4,372
Net income (loss)	$7,529	$2,878	$(499)	$(871)	$9,037

Identifiable assets (2)	$1,158,875	$463,300	$14,682	$32,160	$1,593,120

Loss and LAE ratio	62.9%	54.5%			60.2%
Commission expense ratio	25.6%	17.4%			23.0%
Other operating expense ratio	1.9%	13.6%			5.6%
Combined ratio	90.4%	85.5%			88.8%

(1)           Includes inter-segment eliminations.

(2)           Does not cross-foot due to inter-segment eliminations.

Financial data by segment for the six months ended June 30, 2005 and 2004 was as follows:

	Six Months Ended June 30, 2005
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Total
	($ in thousands)
Gross written premium	$259,968	$146,377		$784	$407,129
Net written premium	140,256	70,091		––	210,347

Revenues:
Net earned premium	106,470	56,900		––	163,370
Commission income	––	627	$21,181	(19,024)	2,784
Net investment income	14,340	2,203	3	37	16,583
Net realized capital gains (losses)	947	(364)	––	––	583
Other income (expense)	207	629	531	––	1,367
Total revenues	121,964	59,995	21,715	(18,987)	184,687

Operating expenses:
Net losses and LAE	67,524	32,308	––	––	99,832
Commission expense	26,454	9,714	––	(17,322)	18,846
Other operating expenses	4,121	9,071	22,159	(279)	35,072
Total operating expenses	98,099	51,093	22,159	(17,601)	153,750

Income (loss) before income tax expense (benefit)	23,865	8,902	(444)	(1,386)	30,937
Income tax expense (benefit)	7,444	3,116	(117)	(485)	9,958
Net income (loss)	$16,421	$5,786	$(327)	$(901)	$20,979

Identifiable assets (2)	$1,404,146	$570,647	$16,812	$17,191	$1,927,872

Loss and LAE ratio	63.4%	56.8%			61.1%
Commission expense ratio	24.8%	17.1%			22.1%
Other operating expense ratio	3.9%	15.9%			8.1%
Combined ratio	92.1%	89.8%			91.3%

	Six Months Ended June 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)
Gross written premium	$219,437	$141,466		$(3,326)	$357,577
Net written premium	100,710	68,914		––	169,624

Revenues:
Net earned premium	104,964	44,525		––	149,489
Commission income	––	563	$16,087	(14,162)	2,488
Net investment income	11,313	1,195	3	16	12,527
Net realized capital gains (losses)	381	(64)	––	––	317
Other income	13	9	372	––	394
Total revenues	116,671	46,228	16,462	(14,146)	165,215

Operating expenses:
Net losses and LAE	65,268	23,876	––	––	89,144
Commission expense	27,387	7,843	––	(14,162)	21,068
Other operating expenses	2,187	6,229	17,698	1,938	28,052
Total operating expenses	94,842	37,948	17,698	(12,224)	138,264

Income (loss) before income tax expense (benefit)	21,829	8,280	(1,236)	(1,922)	26,951
Income tax expense (benefit)	7,021	2,898	(392)	(526)	9,001
Net income (loss)	$14,808	$5,382	$(844)	$(1,396)	$17,950

Identifiable assets (2)	$1,158,875	$463,300	$14,682	$32,160	$1,593,120

Loss and LAE ratio	62.2%	53.6%			59.6%
Commission expense ratio	26.1%	17.6%			23.6%
Other operating expense ratio	2.1%	14.0%			5.6%
Combined ratio	90.4%	85.2%			88.8%

The Insurance Companies’ net earned premium includes $12,285,000 and $8,612,000 of net earned premium from the U.K. Branch for the three months ended June 30, 2005 and 2004, respectively, and $20,635,000 and $16,174,000 of net earned premium for the six months ended June 30, 2005 and 2004, respectively.

Note 4.  Comprehensive Income

Comprehensive income encompasses net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments.  Please refer to the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Comprehensive Income, included herein, for the components of accumulated other comprehensive income and of comprehensive income, respectively.

Note 5.  Stock-Based Compensation

Stock based compensation is expensed as the stock awards vest with the expense being included in other operating expenses for the periods indicated.  The amount charged to expense for stock grants was $358,000 and $286,000 for the three months ended June 30, 2005 and 2004, respectively, and $736,000 and $647,000 for the six months ended June 30, 2005 and 2004, respectively.  The amount charged to expense for stock options was $271,000 and $278,000 for the three months ended June 30, 2005 and 2004, respectively, and $517,000 and $478,000 for the six months ended June 30, 2005 and 2004, respectively.  Stock appreciation rights resulted in expense of $259,000 and $69,000 for the three months ended June 30, 2005 and 2004, respectively, and $334,000 of expense and $259,000 of income for the six months ended June 30, 2005 and 2004, respectively.

In addition, $35,000 and $30,000 were expensed for the three months ended June 30, 2005 and 2004, respectively, and $70,000 and $60,000 were expensed for the six months ended June 30, 2005 and 2004, respectively, for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.

Note 6.  Application of New Accounting Standards

In September 2004, the FASB approved the issuance of a Staff Position to delay the requirement to record impairment losses under Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”).  The approved delay applies to certain provisions relating to the recognition of other than temporary impairments for all securities within the scope of EITF 03-1.  At its June 29, 2005 meeting the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment.  Instead, the FASB will issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final.  The Company will review the final documents as they become available.

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

Our Lloyd’s Syndicate 1221’s stamp capacity is £135.0 million ($252.9 million) in 2005 compared to £150.0 million ($275.0 million) in 2004.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 97.5% and 97.4% of Syndicate 1221’s capacity for the 2005 and 2004 underwriting years, respectively.  The Lloyd’s operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

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

Note 8.  Income Tax - Valuation Allowance

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $4,767,000 and $4,493,000 at June 30, 2005 and December 31, 2004, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

Note 9.  Commitments and Contingencies

Other than as set forth below, the Company is not a party to, or the subject of, any material legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.

The Company was recently advised informally by Equitas, a lead reinsurer participating on excess of loss reinsurance agreements, that it does not intend to satisfy a loss payment recovery demand that the Company presented to it on June 1, 2005.  The Company has not yet received a formal written response to its demand.  The recovery is for the 2004 settlement of a class action suit involving a large asbestos claim (the “Settled Claim”) which settlement is being paid over seven years starting in June 2005.  Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements.

Equitas also participates as a lead reinsurer in respect of the Company’s two other large asbestos claims that involve class action lawsuits.  The Company believes it is likely that Equitas will take a similar position when such claims are eventually settled and presented to Equitas for payment.

The aggregate amount of excess of loss recoveries due from Equitas on all three of these claims is approximately $9 million, and represents approximately 50% of the total excess of loss recoveries for such claims.  The Company has not been advised of any disputes by other excess of loss reinsurers with respect to such asbestos claims.

The Company has filed a demand for arbitration against Equitas in New York with respect to the Settled Claim in accordance with the applicable provisions of the excess of loss reinsurance agreements.  The Company believes that the refusal of Equitas to satisfy the Company’s payment demand is without merit and it intends to vigorously pursue collection of its reinsurance recoveries.   While it is too early to predict with any certainty the outcome of this matter, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

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

•      the effects of competition from banks and other insurers and the trend toward self-insurance;

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

•      risks inherent in the collection of reinsurance recoverable amounts from our reinsurers over many years into the future based on their financial ability and intent to meet such obligations to the Company;

•      risks associated with our continuing ability to obtain reinsurance covering our exposures at appropriate prices and/or in sufficient amounts and the related recoverability of our reinsured losses;

•      weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers;

•      our ability to attain adequate prices, obtain new business and retain existing business consistent with our expectations;

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

•      the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and

•      other risks that we identify in future filings with the Securities and Exchange Commission (the “SEC”), including without limitation the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors’ liability coverages. We conduct operations through our insurance company subsidiaries, the Navigators Agencies and our Lloyd’s Operations.  Our insurance company subsidiaries (the “Insurance Companies”) consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and NIC Insurance Company which writes excess and surplus lines.  The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for our insurance subsidiaries and unaffiliated insurers.  Our Lloyd’s operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) marine underwriting agency which manages Lloyd’s Syndicate 1221.  We participate in the capacity of Syndicate 1221 through two wholly owned Lloyd’s corporate members.

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

Over the past three years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004 and into 2005.  Specialty liability losses, particularly for our California construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market.  Rates for the California construction liability business have started to level off in 2005 after rate increases in 2004 and 2003.  In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and increased frequency of securities-related class action litigation, has led to an invigorated interest in professional liability insurance generally. These conditions resulted in rate increases in 2002 and 2003 as well as an overall improvement in policy terms and conditions for our professional liability line of business.  The professional liability business experienced single digit premium rate decreases in 2004 and relatively level rates in the 2005 second quarter and first six months.

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

The Company has completed its own internal review with respect to such contingent commission arrangements and the anti-competitive sales practices discussed above.  In this internal inquiry, the Company did not find any evidence that it has engaged in the bid-rigging and price-fixing activities that are at the core of the industry investigations into these anti-competitive practices.  In addition, as a result of this internal inquiry, the Company is developing internal guidelines with respect to its future commission payment arrangements.

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

The Company believes that all of its reinsurance transactions meet the risk transfer requirements to be accounted for as prospective reinsurance in its financial statements, and also believes it has no separate side agreements that would limit the insurance risk transferred to the reinsurer under its reinsurance agreements.  The Company is unable to determine any reinsurance industry financial reporting changes that could occur as a result of such investigations and the effects, if any, on its financial reporting of reinsurance transactions.

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

Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, issued by the FASB.  Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income.  Functional currencies are generally the currencies of the local operating environment.  Statement of income amounts expressed in functional currencies are translated using average exchange rates.  Gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company’s Consolidated Statements of Income.

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three and six month periods ended June 30, 2005 and 2004.  All earnings per share data is presented on a per diluted share basis.

Our 2005 and 2004 second quarters’ and six months’ overall results of operations reflect improved market conditions beginning in late 2000 through 2003 that continued at a reduced rate through 2004 and are showing signs of softening in 2005.  Net income for the three months ended June 30, 2005 and 2004 was $11.3 million or $0.88 per share and $9.0 million or $0.71 per share, respectively. Net income for the first six months of 2005 and 2004 was $21.0 million or $1.64 per share and $18.0 million or $1.42 per share, respectively.

The 2005 second quarter and six month periods include after-tax realized capital gains (loss) of $0.02 per share and $0.03 per share, respectively, compared to ($0.01) per share and $0.02 per share for the comparable 2004 periods.

We experienced premium growth as measured by net earned premium in the second quarter of 2005 of $85.8 million compared to $75.3 million in the second quarter of 2004, a 14% increase, primarily due to the March 31, 2005 cancellation of the quota share reinsurance treaty for the specialty business and, to a lesser extent, business expansion and increased premium rates.  Net earned premium increased to $163.4 million in the first six months of 2005 compared to $149.5 million in the 2004 first six months, a 9% increase, due to the same reasons stated above for the 2005 second quarter increase.

The Company’s combined ratio, which is a measure of underwriting profitability, for the second quarter of 2005 was 91.6% compared to 88.8% for the 2004 second quarter.  The combined ratio for the first six months of 2005 was 91.3% compared to 88.8% for the 2004 first six months.  The 2005 second quarter net income includes a $0.05 per share benefit from the receipt of a non-recurring profit commission which reduced commission expense and the combined ratio for the 2005 second quarter by 1.0 expense ratio point.  The combined ratios for the 2004 second quarter and six month periods were favorably impacted by 1.9 and 2.7 loss ratio points, respectively, from a redundancy of prior year loss reserves in our Lloyd’s operations.

Cash flow from operations increased to $115.9 million for the first six months of 2005 compared to $93.2 million for the 2004 first six months.  The positive cash flow contributed to the growth in invested assets and net investment income.

Included in the 2005 first quarter cash flow is approximately $24 million attributable to the settlement of the RITC premium recorded by Lloyd’s Syndicate 1221 in the 2004 fourth quarter representing the transfer of assets and liabilities from the participants of the 2002 underwriting year to the participants of the 2003 underwriting year.  We had increased our participation in Syndicate 1221 to 97.4% for the 2003 underwriting year from 68.1% for the 2002 underwriting year.  Approximately 70% of the RITC settlement was recorded as interest-earning funds withheld for reinsurers of the syndicate to be distributed to third party participants of the 2002 year of account.  The RITC settlement payment was partially paid in the 2005 second quarter and the remainder is expected to be paid in the 2005 third quarter.  Included in the 2005 second quarter cash flow is approximately $8 million related to a subrogation recovery collected on behalf of quota share reinsurers which has been recorded as other liabilities on the balance sheet.

Consolidated stockholders’ equity increased 7.2% to $352.1 million or $27.55 per share at June 30, 2005 compared to $328.6 million or $25.96 per share at December 31, 2004.  The increase was primarily due to net income of $21.0 million for the first six months of 2005.

Revenues.  Gross written premium increased to $190.1 million and $407.1 million in the second quarter and first six months of 2005, respectively, from $161.6 million and $357.6 million in the second quarter and first six months of 2004, respectively, an 18% increase for the second quarter and a 14% increase for the first six months.  The growth in gross written premium reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies.  The premium rate increases or decreases noted below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed.  The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business.  The rate changes calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit.  The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period.  Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced compared to renewal business.  The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended June 30,
	2005				2004
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$60,132	31.6%	$26,464	$23,330	$51,573	31.9%	$20,384	$20,834

Specialty	50,198	26.4%	33,280	29,442	37,484	23.2%	19,041	21,365

Professional Liability	21,250	11.2%	7,831	6,990	18,227	11.3%	6,903	4,697

Assumed from Lloyd’s	(930)	-0.5%	(922)	(675)	288	0.2%	229	4,878

Other (includes run-off)	30	0.0%	22	20	36	0.0%	8	8

Insurance Companies Total	130,680	68.7%	66,675	59,107	107,608	66.6%	46,565	51,782

Lloyd’s Operations:

Marine	47,189	24.8%	22,730	25,563	47,793	29.6%	23,978	22,325

Professional Liability	1,587	0.9%	624	166	––	0.0%	––	––

Other	9,771	5.1%	3,228	996	6,515	4.0%	3,146	1,207

Lloyd’s Operations Total	58,547	30.8%	26,582	26,725	54,308	33.6%	27,124	23,532

Intercompany elimination	906	0.5%	––	––	(290)	-0.2%	––	––

Total	$190,133	100.0%	$93,257	$85,832	$161,626	100.0%	$73,689	$75,314

	Six Months Ended June 30,
	2005				2004
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$128,416	31.5%	$56,811	$43,209	$110,999	31.0%	$45,642	$41,262

Specialty	93,147	22.9%	69,678	49,464	71,714	20.1%	39,552	42,904

Professional Liability	39,180	9.6%	14,510	13,707	33,260	9.3%	12,376	8,507

Assumed from Lloyd’s	(805)	-0.2%	(796)	36	3,342	0.9%	3,135	12,283

Other (includes run-off)	30	0.0%	53	54	122	0.0%	5	8

Insurance Companies Total	259,968	63.8%	140,256	106,470	219,437	61.3%	100,710	104,964

Lloyd’s Operations:

Marine	121,120	29.7%	62,790	55,190	128,757	36.0%	63,038	42,843

Professional Liability	1,587	0.5%	624	166	––	0.0%	––	––

Other	23,670	5.8%	6,677	1,544	12,709	3.6%	5,876	1,682

Lloyd’s Operations Total	146,377	36.0%	70,091	56,900	141,466	39.6%	68,914	44,525

Intercompany elimination	784	0.2%	––	––	(3,326)	-0.9%	––	––

Total	$407,129	100.0%	$210,347	$163,370	$357,577	100.0%	$169,624	$149,489

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine Premium. The marine gross written premium for the 2005 second quarter increased 17% compared to the 2004 second quarter, reflective of growth across several lines of business including cargo and offshore energy.  The marine gross written premium for the first six months of 2005 increased 16% compared to the first six months of 2004, again due to growth across several lines of business including cargo, offshore energy and protection & indemnity .  The average renewal premium rates during the second quarter and first six months of 2005 increased by less than 1%.  Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies.  Its participation is 85% for the 2005 underwriting year compared to 80% for the 2004 underwriting year.

Specialty Premium. This business consists of 67% general liability business for small general and artisan contractors, 13% personal umbrella business and 20% other targeted commercial risks.  The specialty gross written premium for the 2005 second quarter increased 34% compared to the 2004 second quarter reflective of growth across all lines of business and premiums generated from our excess casualty business, which started in the first quarter of 2005.  The specialty gross written premium for the first six months of 2005 increased 30% compared to the first six months of 2004 for the same reasons stated for the 2005 second quarter increase.  The average renewal premium rates increased 4% and 2% in the contractors’ liability business in the second quarter and first six months of 2005, respectively.

Professional Liability Premium. Our insurance company subsidiaries write professional liability insurance, of which 58% represents directors and officers liability insurance (“D&O”) for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005, we began writing professional liability coverages for architects and engineers.  The professional liability gross written premium for the 2005 second quarter increased 17% compared to the 2004 second quarter, reflecting the expansion of this business for all lines.  Average overall renewal premium rates for this business decreased approximately 1% in the 2005 second quarter and increased approximately 1% in the first six months of 2005, with D&O rates declining approximately 3% in both the second quarter and first six months of 2005.

Assumed from Lloyd’s Operations Premium.  During 2002 and 2003, the Insurance Companies participated in quota share treaties written by the Company’s Lloyd’s operations.  The participations included marine and energy business.

Lloyd’s Operations’ Gross Written Premium

Marine Premium. Our gross written premium is based on the stamp capacity of Syndicate 1221 and the percentage of such stamp capacity we provide.  Our percentage of participation in the stamp capacity is 97.5% for 2005 compared to 97.4% for 2004.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined based on a business plan approved by the Council of Lloyd’s.  The stamp capacity for Syndicate 1221 has been reduced to £135 million ($252.9 million) in 2005 from £150 million ($275.0 million) in 2004, reflective of unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2005.  The marine gross written premium for the second quarter of 2005 decreased 1% compared to the second quarter of 2004 and decreased 6% for the first six months of 2005 compared to the first six months of 2004.  The average renewal premium rates decreased approximately 2% for the 2005 second quarter and increased approximately 1% for the first six months of 2005.

Professional Liability Premium.  The Syndicate commenced writing international D&O business during the 2005 second quarter and produced $1.6 million of gross written premium.

Other Premium.  Other premium consists of premium for engineering and construction business which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of premium for onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

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

The following tables set forth our ceded written premium by segment and major lines of business for the periods indicated:

	Three Months Ended June 30,
	2005		2004
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:	$33,668	56.0%	$31,189	60.5%
Marine	16,918	33.7%	18,443	49.2%
Specialty	13,419	63.1%	11,324	62.1%
Professional Liability	(8)	0.9%	59	20.4%
Assumed from Lloyd’s	8	NM	28	NM
Other (includes run-off)	64,005	49.0%	61,043	56.7%
Subtotal

Lloyd’s Operations:
Marine	24,459	51.8%	23,815	49.8%
Professional Liability	963	60.7%	––	NM
Other	6,543	67.0%	3,369	51.7%
Subtotal	31,965	54.6%	27,184	50.1%

Intercompany elimination	906	NM	(290)	NM

Total	$96,876	51.0%	$87,937	54.4%

	Six Months Ended June 30,
	2005		2004
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:	$71,605	55.8%	$65,357	58.9%
Marine	23,469	25.2%	32,162	44.8%
Specialty	24,670	63.0%	20,884	62.8%
Professional Liability	(9)	1.1%	207	6.2%
Assumed from Lloyd’s	(23)	NM	117	NM
Other (includes run-off)	119,712	46.0%	118,727	54.1%
Subtotal

Lloyd’s Operations:
Marine	58,330	48.2%	65,719	51.0%
Professional Liability	963	60.7%	––	NM
Other	16,993	71.8%	6,833	53.8%
Subtotal	76,286	52.1%	72,552	51.3%

Intercompany elimination	784	NM	(3,326)	NM

Total	$196,782	48.3%	$187,953	52.6%

NM = not meaningful

The ratio of ceded written premium to gross written premium in the 2005 second quarter and six month periods was 51.0% and 48.3%, respectively, compared to the 2004 second quarter and six month periods of 54.4% and 52.6%. The decline in the ratio of ceded written premium to gross written premium in the first six months of 2005 compared to the same periods in 2004 resulted primarily from the March 31, 2005 cancellation of a quota share reinsurance agreement for the specialty business. The cancellation resulted in a reduction of approximately $14.5 million in ceded unearned premium in the 2005 first quarter and $7.0 million of ceded written premium in the 2005 second quarter that have been retained by the Company and will be earned over a 12 to 15 month period.

Net Written Premium. Net written premium increased 27% in the 2005 second quarter and increased 24% in the first six months of 2005 compared to the second quarter and first six months of 2004. The increase in the net written premium resulted principally from the March 31, 2005 cancellation of the specialty quota share treaty discussed above, business expansion, and the increase in Navigators Insurance Company’s portion of the marine pool to 85% in 2005 from 80% in 2004.

Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 14% in the 2005 second quarter and increased 9% in the first six months of 2005 compared to the second quarter and first six months of 2004 as a result of the increased net written premium.

Commission Income.  Commission income from unaffiliated business increased 11% and 12% to $1.5 million and $2.8 million for the 2005 second quarter and six months, respectively, from $1.4 million and $2.5 million in the second quarter and first six months of 2004, respectively.  This growth resulted from an increase in the management fee to 8.75% from 7.5% on our marine pool, additional profitability in our marine pool that resulted in greater profit commissions and a higher volume of writings, partially offset by the increase in our participation.

Net Investment Income.  Net investment income increased 35% in the 2005 second quarter and 32% in the first six months of 2005 compared to the same periods in 2004 due to the increase in invested assets as a result of the positive cash flow from the increased premium volume.

Net Realized Capital Gains (Losses).  Pre-tax net income included $416,000 of net realized capital gains for the three months ended June 30, 2005 compared to capital losses of $105,000 for the 2004 second quarter.  On an after-tax basis, the net realized capital gains (losses) were $270,000 or $0.02 per share and ($68,000) or ($0.01) per share for the 2005 and 2004 second quarters, respectively.  Pre-tax net income included $583,000 of net realized capital gains for the six months ended June 30, 2005 compared to $317,000 for the first six months of 2004.  On an after-tax basis, the net realized capital gains were $379,000 or $0.03 per share and $206,000 or $0.02 per share for the first six months of 2005 and 2004, respectively.

Other Income/(Expense). Other income/(expense) for the second quarter and first six months of both 2005 and 2004 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred.  The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2005 and 2004 second quarters were 62.5% and 60.2%, respectively, and for the first six months of 2005 and 2004 were 61.1% and 59.6%, respectively.

The provision for loss adjustment expenses includes defense cost containment expenses for outside adjustors, attorney’s fees and internal operating expenses consisting principally of claims department costs incurred in the processing and settlement of claims.  Commencing in 2005, the Company allocated paid claims department costs in losses incurred while previously such payments were included in other operating expenses.  Such payments included in incurred losses for the 2005 second quarter and six month period were $1.2 million and $2.5 million, respectively, compared to $700,000 and $1.4 million for the comparable 2004 periods included in other operating expenses.  Such reclassifications have no impact on net income and the combined loss and expense ratios for all current and prior periods.

The following tables set forth our net loss and LAE reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	($ in thousands)
Insurance Companies:
Marine	$137,852	$130,439
Specialty	167,846	150,347
Professional Liability	27,227	19,001
Assumed from Lloyd’s Operations	32,119	37,790
Other (primarily run-off business)	20,849	22,512
Total Insurance Companies	385,893	360,089

Lloyd’s Operations:
Marine	109,529	99,565
Other	3,874	4,134
Total Lloyd’s Operations	113,403	103,699

Total net loss reserves	$499,296	$463,788

Total net case loss reserves	$200,978	$189,746
Total net IBNR loss reserves	298,318	274,042

Total net loss reserves	$499,296	$463,788

At June 30, 2005, the IBNR net loss reserves were 59.7% of our total loss reserves compared to 59.1% at December 31, 2004.

At June 30, 2005, a 10% increase in the net loss reserves would equate to $49.9 million which would represent an after-tax charge to net income of $32.4 million or 9.2% of stockholders’ equity.  Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate.  Any adjustments that result from this review are recorded in the quarter in which they are identified.

Our reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company.  No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved.  During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward.  Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.  The increase in net loss reserves is also a function of the growth in premium volume over the past two years.

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

Specialty Liability and Professional Liability. Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relates to California construction liability claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.  There were 1,138 specialty liability claims open at June 30, 2005 compared to 1,028 at December 31, 2004.

The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period.  The substantial majority of our claims made policies provide coverage for one year periods.  The Company has also issued a limited number of multi-year claims made professional liability policies known as “tail coverage” that provide for insurance protection for wrongful acts prior to the runoff date.  Such multi-year policies provide insurance protection for several years.

Our professional liability business is relatively immature, as we first began writing the business in late 2001.  Accordingly, it will take some time to better understand the reserve trends on this business.  Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.  There were 528 professional liability claims open at June 30, 2005 compared to 337 at December 31, 2004.

The following tables set forth our net loss and LAE reserves for our specialty liability and professional liability businesses as of June 30, 2005 and December 31, 2004:

	June 30, 2005
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$24,911	$120,829	$145,740	82.9%
Professional liability	5,195	22,132	27,327	81.0%

Total	$30,106	$142,961	$173,067	82.6%

	December 31, 2004
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves

Specialty construction liability	$21,338	$110,263	$131,601	83.8%
Professional liability	1,166	17,835	19,001	93.9%

Total	$22,504	$128,098	$150,602	85.1%

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

The reserves we have established for asbestos exposures are for: (i) estimated losses for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products; (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; (iii) attritional asbestos claims that could be expected to occur over time; and (iv) the 2004 settlement of a large claim exposed to a class action suit which settlement will be paid over seven years starting in June 2005.

The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Three Months Ended June 30, 2005
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,563	$8,349	$86,912
Incurred Losses & LAE	55	1,995	2,050
Calendar Year Payments	3,875	1,452	5,327
Ending Reserves	$74,743	$8,892	$83,635

Net of Reinsurance
Beginning Reserve	$31,590	$1,825	$33,415
Incurred Losses & LAE	38	138	176
Calendar Year Payments	1,437	453	1,890
Ending Reserves	$30,191	$1,510	$31,701

	Six Months Ended June 30, 2005
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,421	$7,513	$85,934
Incurred Losses & LAE	306	3,493	3,799
Calendar Year Payments	3,984	2,114	6,098
Ending Reserves	$74,743	$8,892	$83,635

Net of Reinsurance
Beginning Reserve	$31,394	$1,494	$32,888
Incurred Losses & LAE	237	1,038	1,275
Calendar Year Payments	1,440	1,022	2,462
Ending Reserves	$30,191	$1,510	$31,701

Type of Business	Claim Count June 30, 2005	New Claims During Period	Claims Settled or Resolved During Period	Claim Count December 31, 2004

Environmental	105	32	16	89
Asbestos	136	13	6	129
Total	241	45	22	218

Loss development activity for asbestos related exposures in the first six months of 2005 has not been significant.

Loss development activity on environmental losses in the first six months of 2005 has generally consisted of oil spill claims on marine liability policies written in the ordinary course of business.

Our management believes that the estimates for the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims.  However, it is possible that the ultimate liability may exceed or be less than such estimates.  To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.

Commission Expense. Commission expense paid to brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium.  Commissions are generally deferred and recorded to deferred policy acquisition costs to the extent that they relate to unearned premium.  Commission expense as a percentage of earned premium in the second quarter and first six months of 2005 was 10.8% and 11.5%, respectively, compared to 13.3% and 14.1% for the second quarter and first six months of 2004, respectively, as the result of a decline in commissions paid to brokers and agents coupled with the receipt of ceding commissions from reinsurers.  The decrease in the commission percentage reflects lower commission rates and a trend among the major brokers to charge a flat fee to some of their major clients as opposed to a percentage of the premium.  Under flat fee arrangements, the amount of premium normally is correspondingly reduced since no commission is being paid to the broker by the Company.

The 2005 second quarter commission expense also includes an aforementioned reduction of $900,000 for the receipt of a non-recurring profit commission from quota share reinsurers as a result of a hull loss subrogation recovery on aviation run-off business that was fully reinsured.

Other Operating Expenses. The 21% and 25% increases in other operating expenses in the second quarter and first six months of 2005, respectively, compared to the same periods in 2004 are attributable primarily to employee-related expenses resulting from expansion of the business.  Included in the three and six months ended June 30, 2005 were $888,000 and $1,587,000, respectively, in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $633,000 and $866,000 for the same periods in 2004, respectively.

Income Taxes. The income tax expense was $5.4 million and $4.4 million for the second quarters of 2005 and 2004, respectively.  The effective tax rates for the 2005 and 2004 second quarters were 32.5% and 32.6%, respectively.  The first six months of 2005 and 2004 had income tax expense of $10.0 million and $9.0 million, respectively, resulting in an effective tax rate of 32.2% and 33.4%, respectively.  As of June 30, 2005 and December 31, 2004, the net deferred Federal, foreign, state and local tax assets were $20.6 million and $17.3 million, respectively.

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

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $4.8 million and $4.5 million at June 30, 2005 and December 31, 2004, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  The Company’s state and local tax carryforwards at June 30, 2005 expire from 2019 to 2025.

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

Following are the results of operations for the Insurance Companies for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Net earned premium	$59,107	$51,782	$106,470	$104,964
Net investment income	7,485	5,829	14,340	11,313
Net realized capital gains	681	176	947	381
Other income	209	74	207	13
Total revenues	67,482	57,861	121,964	116,671

Operating expenses:
Net losses and LAE	38,682	32,558	67,524	65,268
Commission expense	13,868	13,242	26,454	27,387
Other operating expenses	2,009	989	4,121	2,187
Total operating expenses	54,559	46,789	98,099	94,842

Income before income tax expense	12,923	11,072	23,865	21,829

Income tax expense	4,045	3,543	7,444	7,021

Net income	$8,878	$7,529	$16,421	$14,808

Loss and LAE ratio	65.4%	62.9%	63.4%	62.2%
Commission expense ratio	23.5%	25.6%	24.8%	26.1%
Other operating expense ratio	3.4%	1.9%	3.9%	2.1%
Combined ratio	92.3%	90.4%	92.1%	90.4%

Following are the underwriting results of the Insurance Companies for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$23,330	$15,868	$5,592	$1,870	68.0%	24.0%	92.0%
Specialty	29,442	18,922	8,901	1,619	64.3%	30.2%	94.5%
Professional Liability	6,990	5,031	1,926	33	72.0%	27.6%	99.6%
Assumed from Lloyd’s Operations	(675)	(888)	(16)	229	NM	NM	NM
Other (includes run-off)	20	(251)	(526)	797	NM	NM	NM
Total	$59,107	$38,682	$15,877	$4,548	65.4%	26.9%	92.3%

	Three Months Ended June 30, 2004
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$20,834	$12,423	$5,660	$2,751	59.6%	27.2%	86.8%
Specialty	21,365	14,485	5,877	1,003	67.8%	27.5%	95.3%
Professional Liability	4,697	2,832	969	896	60.3%	20.6%	80.9%
Assumed from Lloyd’s Operations	4,878	2,728	1,723	427	55.9%	35.3%	91.2%
Other (includes run-off)	8	90	2	(84)	NM	NM	NM
Total	$51,782	$32,558	$14,231	$4,993	62.9%	27.5%	90.4%

NM = Not meaningful

Following are the underwriting results of the Insurance Companies for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$43,209	$28,611	$11,112	$3,486	66.2%	25.7%	91.9%
Specialty	49,464	30,455	15,751	3,258	61.6%	31.8%	93.4%
Professional Liability	13,707	9,471	3,927	309	69.1%	28.7%	97.8%
Assumed from Lloyd’s Operations	36	(315)	306	45	NM	NM	NM
Other (includes run-off)	54	(698)	(521)	1,273	NM	NM	NM
Total	$106,470	$67,524	$30,575	$8,371	63.4%	28.7%	92.1%

	Six Months Ended June 30, 2004
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$41,262	$24,469	$11,258	$5,535	59.3%	27.3%	86.6%
Specialty	42,904	28,802	12,845	1,257	67.1%	30.0%	97.1%
Professional Liability	8,507	5,131	1,744	1,632	60.3%	20.5%	80.8%
Assumed from Lloyd’s Operations	12,283	6,945	3,722	1,616	56.5%	30.3%	86.8%
Other (includes run-off)	8	(79)	5	82	NM	NM	NM
Total	$104,964	$65,268	$29,574	$10,122	62.2%	28.2%	90.4%

Net earned premiums of the Insurance Companies increased 14% and 1% in the 2005 second quarter and six month periods, respectively, compared to the same periods last year.  Such increases were not of the same magnitude as the increases in the 2005 net written premium of 43% and 39% compared to the same 2004 periods principally due to the decline of business assumed from the Lloyd’s Operations.

The 2005 and 2004 six month underwriting results generally reflect the favorable industry market conditions over the last three years coupled with satisfactory loss trends in the aforementioned quarterly periods.

The pre-tax yield on the Insurance Companies’ investment portfolio approximated 4.2% and 4.0% at June 30, 2005 and 2004, respectively.  The increase in the portfolio yield reflects the recent increases in interest rates.  Net investment income increased in the first six months of 2005 compared to the same period in 2004 due to the increase in the yield and the strong cash flows resulting in a larger investment portfolio.

Lloyd’s Operations

The Lloyd’s Operations consist of NUAL, which manages Lloyd’s Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Lloyd’s Syndicate 1221. NUAL owns Navigators Underwriting Ltd. (formerly Pennine Underwriting Ltd.), an underwriting managing agency with offices in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221.  In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly owned subsidiary of NUAL.  Navigators NV produces transport liability, cargo and marine liability premium on behalf of Syndicate 1221.  The Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

Lloyd’s Syndicate 1221 has stamp capacity of £135 million ($252.9 million) in 2005 compared to £150 million ($275.0 million) in 2004.  The reduction in the 2005 stamp capacity compared to 2004 is reflective of unused stamp capacity in 2004 coupled with declining market conditions in 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. We provide 97.5% and 97.4% of Syndicate 1221’s total stamp capacity in 2005 and 2004, respectively.  Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Lloyd’s marine business had been subject to deteriorating pricing beginning in the mid-1990’s. The pricing competition showed some signs of stabilizing in 2000 and prices increased from 2001 through 2003. Overall pricing in 2004 remained relatively stable and the 2005 first six months showed a 1% increase while the 2005 second quarter indicated a 2% decrease.  Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.

Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Lloyd’s Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since (i) we hold an undivided interest in each asset, (ii) we are proportionately liable for each liability and (iii) Syndicate 1221 is not a separate legal entity. At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the RITC transaction. The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the RITC transaction.

We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.

Following are the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Net earned premium	$26,725	$23,532	$56,900	$44,525
Commission income	359	501	627	563
Net investment income	1,454	791	2,203	1,195
Net realized capital gains (losses)	(265)	(281)	(364)	(64)
Other income	1	5	629	9
Total revenues	28,274	24,548	59,995	46,228

Operating expenses:
Net losses and LAE	14,929	12,834	32,308	23,876
Commission expense	4,833	4,093	9,714	7,843
Other operating expenses	4,310	3,193	9,071	6,229
Total operating expenses	24,072	20,120	51,093	37,948

Income before income tax expense	4,202	4,428	8,902	8,280

Income tax expense	1,471	1,550	3,116	2,898

Net income	$2,731	$2,878	$5,786	$5,382

Loss and LAE ratio	55.9%	54.5%	56.8%	53.6%
Commission expense ratio	18.2%	17.4%	17.1%	17.6%
Other operating expense ratio	16.1%	13.6%	15.9%	14.0%
Combined ratio	90.2%	85.5%	89.8%	85.2%

The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and to a lesser extent in 2004 and 2005.  Net earned premium has not been materially affected in 2005 for business ceded to the Insurance Companies while it was reduced by $4.9 million in the second quarter of 2004 and by $12.3 million in the first six months of  2004 for such business.

The 2005 and 2004 second quarter and six month underwriting results generally reflect the favorable industry market conditions over the last three years coupled with satisfactory loss trends in the quarterly periods.  The Company’s loss ratio for the second quarter and first six months of 2004 was favorably impacted by $1.3 million or 1.9 loss ratio points and $4.0 million or 2.7 loss ratio points, respectively, for redundancies in prior years’ Lloyd’s Operations’ loss reserves.

The pre-tax yield on funds in the Lloyd’s Operations’ investment portfolio approximated 2.2% and 1.7% at June 30, 2005 and 2004, respectively.  Generally, funds invested at Lloyd’s have been invested with an average duration of approximately 1.5 years in order to meet liquidity needs.  Such yields are net of interest credits to reinsurers for funds withheld by our Lloyd’s Operations.

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

Navigators Specialty, a division of a Navigators Agency, produces business exclusively for the Insurance Companies. It specializes in underwriting general liability insurance coverage for small general and artisan contractors and other targeted commercial risks, with the majority of its business located in California.  Navigators Specialty also writes commercial multiple peril, excess casualty, commercial automobile and personal umbrella insurance.

Navigators Pro, a division of a Navigators Agency, specializes in underwriting professional liability insurance and began producing directors and officers liability insurance exclusively for the Insurance Companies in the fourth quarter of 2001. In late 2002, Navigators Pro introduced additional products to complement its directors and officers liability coverage. The products include employment practices liability, lawyers professional liability and miscellaneous professional liability coverages.  In 2004, Navigators Pro began writing professional liability coverage for U.K. solicitors through our U.K. Branch.  In 2005, it commenced writing professional liability coverages for architects and engineers.

Navigators Specialty and Navigators Pro receive actual cost reimbursement from the Insurance Companies for the business produced.  The Navigators Agencies producing the marine business receive a 20% profit commission, and a management fee of 8.75% for marine business produced with 2005 year effective dates and 7.5% for 2004 and prior year effective dates.  Operating costs are specifically identified to each line of business or allocated based on employee head counts and gross written premium.

Following are the results of operations of the Navigators Agencies for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Commission income	$11,431	$8,155	$21,181	$16,087
Net investment income	1	—	3	3
Other income	260	187	531	372
Total revenues	11,692	8,342	21,715	16,462

Operating expenses:
Other operating expenses	11,163	9,093	22,159	17,698
Total operating expenses	11,163	9,093	22,159	17,698

(Loss) before income tax (benefit)	529	(751)	(444)	(1,236)

Income tax (benefit)	245	(252)	(117)	(392)

Net (loss)	$284	$(499)	$(327)	$(844)

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

Tabular Disclosure of Contractual Obligations

There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2004 Annual Report on Form 10-K.  Even though total reserves for losses and LAE increased to $1,006 million at June 30, 2005 from $966.1 million at December 31, 2004, there were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.

Investments

The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies.  Secondarily, an important consideration is to optimize the after-tax book income.

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

The Insurance Companies’ investments are subject to the direction and control of their respective boards of directors and the Finance Committee of the Company’s Board of Directors.  The investment portfolio and the performance of the investment managers are reviewed quarterly.  These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and NIC Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate.

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

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.  The following tables show our cash and investments as of June 30, 2005 and December 31, 2004:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
June 30, 2005	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$247,282	$5,008	$(812)	$243,086
States, municipalities and political subdivisions	183,336	2,803	(608)	181,141
Mortgage- and asset-backed securities (excluding U.S. Govt.)	229,061	1,907	(828)	227,982
Corporate bonds	135,653	4,204	(553)	132,002

Total fixed maturities (1)	795,332	13,922	(2,801)	784,211

Equity securities - common stocks	20,453	1,913	(329)	18,869

Cash and short-term investments	149,258	—	—	149,258

Total	$965,043	$15,835	$(3,130)	$952,338

(1)          Approximately 5.4% and 9.5% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2004	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$247,105	$3,190	$(1,451)	$245,366
States, municipalities and political subdivisions	138,902	2,688	(339)	136,553
Mortgage- and asset-backed securities (excluding U.S. Govt.)	191,459	1,911	(470)	190,018
Corporate bonds	144,968	4,375	(519)	141,112

Total fixed maturities (1)	722,434	12,164	(2,779)	713,049

Equity securities - common stocks	21,170	2,157	(88)	19,101

Cash and short-term investments	111,329	—	—	111,329

Total	$854,933	$14,321	$(2,867)	$843,479

(1)          Approximately 6.0% and 11.4% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

At June 30, 2005 and December 31, 2004, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

The following table summarizes all securities in an unrealized loss position at June 30, 2005 and December 31, 2004, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	June 30, 2005		December 31, 2004
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$63,426	$182	$97,338	$519
7-12 Months	36,020	279	33,916	283
> 12 Months	32,558	351	24,258	649
Subtotal	132,004	812	155,512	1,451

States, municipalities and political subdivisions
0-6 Months	47,387	242	18,966	94
7-12 Months	11,944	128	14,155	225
> 12 Months	14,073	238	518	20
Subtotal	73,404	608	33,639	339

Mortgage- and asset-backed securities (excluding U.S. Govt.)
0-6 Months	65,092	231	64,598	208
7-12 Months	46,747	335	19,536	232
> 12 Months	17,236	262	774	30
Subtotal	129,075	828	84,908	470

Corporate bonds
0-6 Months	11,221	90	29,870	160
7-12 Months	21,225	225	16,069	189
> 12 Months	11,831	238	4,803	170
Subtotal	44,277	553	50,742	519

Total Fixed Maturities	$378,760	$2,801	$324,801	$2,779

Equity securities - common stocks
0-6 Months	$5,382	$162	$3,779	$23
7-12 Months	525	16	892	65
> 12 Months	826	151	—	—

Total Equity Securities	$6,733	$329	$4,671	$88

We analyze the unrealized losses quarterly to determine if any are other-than-temporary.  The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2005.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$2,689	96%	$367,460	97%
2	BBB	Baa	112	4%	11,300	3%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
		Total	$2,801	100%	$378,760	100%

At June 30, 2005, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at June 30, 2005 are shown in the following table:

	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$563	20%	$91,972	24%
Due after one year through five years	900	32%	99,857	26%
Due after five years through ten years	121	4%	13,872	4%
Due after ten years	389	14%	43,984	12%
Mortgage- and asset-backed securities	828	30%	129,075	34%

Total fixed income securities	$2,801	100%	$378,760	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately 2.5 years.

Our realized capital gains and losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)

Fixed maturities:
Gains	$546	$1,225	$1,259	$1,664
(Losses)	(411)	(1,698)	(957)	(1,715)
	135	(473)	302	(51)
Equity securities:
Gains	415	466	415	466
(Losses)	(134)	(98)	(134)	(98)
	281	368	281	368

Net realized capital gains	$416	$(105)	$583	$317

The following table details realized losses in excess of $200,000 from sales and impairments during the first six months of 2005 and 2004 and the related circumstances giving rise to the loss:

# of Months
Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	June 30, 2005	(Loss)	Amortized Cost
($ in thousands)
Six months ended June 30, 2005 and 2004:

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

The Company was recently advised informally by Equitas, a lead reinsurer participating on excess of loss reinsurance agreements, that it does not intend to satisfy a loss payment recovery demand that the Company presented to it on June 1, 2005.  The Company has not yet received a formal written response to its demand.  The recovery is for the 2004 settlement of a class action suit involving a large asbestos claim (the “Settled Claim”) which settlement is being paid over seven years starting in June 2005.  Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements.

Equitas also participates as a lead reinsurer in respect of the Company’s two other large asbestos claims that involve class action lawsuits.  The Company believes it is likely that Equitas will take a similar position when such claims are eventually settled and presented to Equitas for payment.

The aggregate amount of excess of loss recoveries due from Equitas on all three of these claims is approximately $9 million, and represents approximately 50% of the total excess of loss recoveries for such claims.  The Company has not been advised of any disputes by other excess of loss reinsurers with respect to such asbestos claims.

The Company has filed a demand for arbitration against Equitas in New York with respect to the Settled Claim in accordance with the applicable provisions of the excess of loss reinsurance agreements.  The Company believes that the refusal of Equitas to satisfy the Company’s payment demand is without merit and it intends to vigorously pursue collection of its reinsurance recoveries.   While it is too early to predict with any certainty the outcome of this matter, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

An allowance for doubtful recoveries is maintained for any amounts considered to be uncollectible. At June 30, 2005 and December 31, 2004, we had allowances for uncollectible reinsurance of $32.2 million and $32.4 million, respectively.  The allowances include $25.7 million for uncollectible reinsurance as a result of loss reserves established in 2003 for asbestos exposures on marine and aviation business written mostly prior to 1986.  Charges (recoveries) for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were ($420,000) and ($164,000) for the three months ended June 30, 2005 and 2004, respectively, and $613,000 and ($281,000) for the six months ended June 30, 2005 and 2004, respectively.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources

Cash flow provided by operations was $115.9 million and $93.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase in the operating cash flow in the first six months of 2005 compared to 2004 was primarily due to the increase in net written premium in combination with the receipt of an $8 million hull loss subrogation recovery collected on behalf of quota share reinsurers and the $24 million RITC settlement discussed in Results of Operations and Overview.  Operating cash flow was used primarily to acquire additional investment assets.

Invested assets and cash increased to $965.0 million at June 30, 2005 from $854.9 million at December 31, 2004. The increase was primarily due to the positive cash flow.  Net investment income was $9.0 million and $6.6 million for the three months ended June 30, 2005 and 2004, respectively, and $16.6 million and $12.5 million for the six months ended June 30, 2005 and 2004, respectively.

The average yield of the portfolio, excluding net realized capital gains, was 3.7% at June 30, 2005 compared to 3.5% at June 30, 2004, reflecting the prevailing interest rates. As of June 30, 2005 and December 31, 2004, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At June 30, 2005, the weighted average rating of our fixed maturity investments was ‘‘AA’’ by Standard & Poor’s and ‘‘Aa’’ by Moody’s. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At June 30, 2005, our portfolio had an average maturity of 3.5 years and duration of 3.7 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks.  The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd’s Syndicate 1221 which is denominated in British pounds.  At June 30, 2005, letters of credit with an aggregate face amount of $78.4 million were issued under the credit facility.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company.  The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios.  Cash dividends to shareholders are limited to $2.5 million per year.  No dividends have been declared or paid through June 30, 2005.  At June 30, 2005, we were in compliance with all covenants.

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

At June 30, 2005, our consolidated stockholders’ equity was $352.1 million or $27.55 per share compared to $328.6 million or $25.96 per share at December 31, 2004. The increase was primarily due to net income of $21.0 million for the six months ended June 30, 2005.

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

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2004, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2005 without prior regulatory approval was $23.6 million.  Navigators Insurance Company paid $3.0 million of dividends to the Company in the first six months of 2005.

We believe that the cash flow generated by the operations of our subsidiaries will provide sufficient funds for us to meet our liquidity needs over the next twelve months. Beyond the next twelve months, cash flow available to us may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2004 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

(a)          The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)         There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.                                   Legal Proceedings

Other than as set forth below, the Company is not a party to, or the subject of, any material legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.

The Company was recently advised informally by Equitas, a lead reinsurer participating on excess of loss reinsurance agreements, that it does not intend to satisfy a loss payment recovery demand that the Company presented to it on June 1, 2005.  The Company has not yet received a formal written response to its demand.  The recovery is for the 2004 settlement of a class action suit involving a large asbestos claim (the “Settled Claim”) which settlement is being paid over seven years starting in June 2005.  Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements.

Equitas also participates as a lead reinsurer in respect of the Company’s two other large asbestos claims that involve class action lawsuits.  The Company believes it is likely that Equitas will take a similar position when such claims are eventually settled and presented to Equitas for payment.

The aggregate amount of excess of loss recoveries due from Equitas on all three of these claims is approximately $9 million, and represents approximately 50% of the total excess of loss recoveries for such claims.  The Company has not been advised of any disputes by other excess of loss reinsurers with respect to such asbestos claims.

The Company has filed a demand for arbitration against Equitas in New York with respect to the Settled Claim in accordance with the applicable provisions of the excess of loss reinsurance agreements.  The Company believes that the refusal of Equitas to satisfy the Company’s payment demand is without merit and it intends to vigorously pursue collection of its reinsurance recoveries.   While it is too early to predict with any certainty the outcome of this matter, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

On May 20, 2005, the Company’s stockholders voted for the following matters at the annual stockholders’ meeting:

a)               The election of nine (9) directors to serve until the 2006 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.  The results of the voting were as follows:

Name	For	Withheld

H. J. Mervyn Blakeney	11,564,054	690,571
Peter A. Cheney	11,564,054	690,571
Terence N. Deeks	11,449,170	805,455
Robert W. Eager, Jr.	11,564,054	690,571
Stanley A. Galanski	11,449,170	805,455
Leandro S. Galban, Jr.	11,079,053	1,175,572
John F. Kirby	11,535,051	719,574
Marc M. Tract	8,063,566	4,191,059
Robert F. Wright	11,307,985	946,640

b)              The approval of the 2005 Stock Incentive Plan, which was approved with 10,378,780 votes for, 1,170,549 votes against and 14,860 votes abstaining.

c)               The ratification of the appointment of KPMG LLP as the Company’s independent auditors for 2005, which received 12,223,244 votes for, 29,381 votes against and 2,000 votes abstaining.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

Exhibit No.	Description of Exhibit

10-1	Agreement with Elliot S. Orol	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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

The Navigators Group, Inc.
(Registrant)

Date: August 4, 2005	/s / Paul J. Malvasio
Paul J. Malvasio
Executive Vice President
and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

10-1	Agreement with Elliot S. Orol	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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