Form 10-Q
period 2005-09-30
NAVIGATORS GROUP INC
filed 2005-11-03
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended   September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

The number of common shares outstanding as of October 18, 2005 was 16,587,257.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income (unaudited)
Three Months Ended September 30, 2005 and 2004
Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity
September 30, 2005 and 2004 (unaudited)

Consolidated Statements of Comprehensive Income (unaudited)
Three Months Ended September 30, 2005 and 2004
Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended September 30, 2005 and 2004

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature

Index of Exhibits

Part 1. Financial Information

Item 1.    Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2005, $854,288; 2004, $713,049)	$854,621	$722,434
Equity securities, available-for-sale, at fair value (cost: 2005, $19,081; 2004, $19,101)	20,917	21,170
Short-term investments, at cost which approximates fair value	136,520	96,653
Cash	11,806	14,676
Total investments and cash	1,023,864	854,933

Premiums in course of collection	163,156	176,720
Commissions receivable	3,663	3,062
Prepaid reinsurance premiums	146,422	130,761
Reinsurance receivable on paid losses	46,418	20,955
Reinsurance receivable on unpaid losses and loss adjustment expenses	979,107	502,329
Federal income tax recoverable	1,493	—
Net deferred income tax benefit	26,164	17,348
Deferred policy acquisition costs	32,000	23,882
Accrued investment income	8,638	7,303
Goodwill	5,072	5,282
Other assets	15,059	14,103

Total assets	$2,451,056	$1,756,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,526,027	$966,117
Unearned premium	333,359	270,970
Reinsurance balances payable	180,574	143,427
Federal income tax payable	—	5,614
Payable for securities purchased	27,094	3,027
Accounts payable and other liabilities	51,087	38,945
Total liabilities	2,118,141	1,428,100

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 12,792,257 for 2005 and 12,657,160 for 2004	1,279	1,266
Additional paid-in capital	157,617	154,670
Retained earnings	171,591	163,337
Accumulated other comprehensive income	2,428	9,305
Total stockholders’ equity	332,915	328,578

Total liabilities and stockholders’ equity	$2,451,056	$1,756,678

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)

Gross written premium	$188,114	$151,178
Revenues:
Net written premium	$76,049	$65,992
(Increase) decrease in unearned premium	(1,315)	9,145
Net earned premium	74,734	75,137
Commission income	1,025	1,121
Net investment income	9,196	6,881
Net realized capital gains	344	271
Other income (expense)	459	(127)
Total revenues	85,758	83,283

Operating expenses:
Net losses and loss adjustment expenses incurred	76,836	49,247
Commission expense	11,656	8,773
Other operating expenses	17,482	16,014
Total operating expenses	105,974	74,034

Income (loss) before income tax expense (benefit)	(20,216)	9,249

Income tax expense (benefit):
Current	(5,605)	4,225
Deferred	(1,886)	(1,256)
Total income tax expense (benefit)	(7,491)	2,969

Net income (loss)	$(12,725)	$6,280

Net income (loss) per common share:
Basic	$(0.99)	$0.50
Diluted	$(0.99)	$0.50

Average common shares outstanding:
Basic	12,791	12,612
Diluted	12,791	12,679

See accompanying notes to interim consolidated financial statements.

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)

Gross written premium	$595,243	$508,756
Revenues:
Net written premium	$286,396	$235,616
(Increase) in unearned premium	(48,292)	(10,989)
Net earned premium	238,104	224,627
Commission income	3,809	3,608
Net investment income	25,779	19,408
Net realized capital gains	927	588
Other income	1,826	267
Total revenues	270,445	248,498

Operating expenses:
Net losses and loss adjustment expenses incurred	176,668	138,391
Commission expense	30,502	29,840
Other operating expenses	52,554	44,066
Total operating expenses	259,724	212,297

Income before income tax expense	10,721	36,201

Income tax expense (benefit):
Current	7,636	14,184
Deferred	(5,169)	(2,213)
Total income tax expense	2,467	11,971

Net income	$8,254	$24,230

Net income per common share:
Basic	$0.65	$1.93
Diluted	$0.64	$1.91

Average common shares outstanding:
Basic	12,744	12,584
Diluted	12,849	12,688

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,266	$1,254
Shares issued under stock plans	13	9
Balance at end of period	$1,279	$1,263

Additional paid-in capital
Balance at beginning of year	$154,670	$151,765
Effect of SFAS 123 for stock options	784	754
Shares issued under stock plans	2,163	1,362
Balance at end of period	$157,617	$153,881

Retained earnings
Balance at beginning of year	$163,337	$128,472
Net income	8,254	24,230
Balance at end of period	$171,591	$152,702

Accumulated other comprehensive income
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$7,416	$7,871
Change in period	(6,043)	139
Balance at end of period	1,373	8,010
Cumulative translation adjustments, net of tax
Balance at beginning of year	1,889	666
Net adjustment for period	(834)	76
Balance at end of period	1,055	742
Balance at end of period	$2,428	$8,752

Total stockholders’ equity at end of period	$332,915	$316,598

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)

Net income (loss)	$(12,725)	$6,280
Other comprehensive income (loss):
Change in net unrealized gains or (losses) on securities, net of tax expense (benefit) of $(3,652) and $4,073 in 2005 and 2004, respectively (1)	(6,885)	7,564
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $(58) and $(89) in 2005 and 2004, respectively	(107)	(165)
Other comprehensive income (loss)	(6,992)	7,399

Comprehensive income (loss)	$(19,717)	$13,679

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$(6,661)	$7,740
Less: reclassification adjustment for net gains (losses) included in net income	224	176
Change in net unrealized gains (losses) on securities	$(6,885)	$7,564

See accompanying notes to interim consolidated financial statements.

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)

Net income	$8,254	$24,230
Other comprehensive income:
Change in net unrealized gains or (losses) on securities, net of tax expense (benefit) of $(3,198) and $75 in 2005 and 2004, respectively(1)	(6,043)	139
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $(449) and $41 in 2005 and 2004, respectively	(834)	76
Other comprehensive income (loss)	(6,877)	215

Comprehensive income	$1,377	$24,445

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains or (losses) arising during period	$(5,440)	$521
Less: reclassification adjustment for net gains included in net income	603	382
Net unrealized gains (losses) on securities	$(6,043)	$139

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
Operating activities:
Net income	$8,254	$24,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,332	893
Net deferred income tax (benefit)	(5,169)	(2,213)
Net realized capital (gains)	(927)	(588)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(502,241)	(110,504)
Reserve for losses and loss adjustment expenses	559,910	184,895
Prepaid reinsurance premiums	(15,661)	(36,816)
Unearned premium	62,389	48,647
Premiums in course of collection	13,564	(26,533)
Commissions receivable	(601)	1,141
Deferred policy acquisition costs	(8,118)	(3,820)
Accrued investment income	(1,335)	(1,360)
Reinsurance balances payable	37,147	41,935
Federal income tax	(7,107)	10,568
Other	26,510	11,273
Net cash provided by operating activities	167,947	141,748

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	18,316	118,753
Sales	255,002	225,858
Purchases	(428,139)	(457,892)
Equity securities, available-for-sale
Sales	4,169	3,646
Purchases	(3,739)	(8,916)
Change in payable for securities	24,067	(120)
Net change in short-term investments	(39,873)	(15,123)
Purchase of property and equipment	(2,233)	(1,446)
Net cash (used in) investing activities	(172,430)	(135,240)

Financing activities:
Proceeds of stock issued from Employee Stock Purchase Plan	419	434
Proceeds of stock issued from exercise of stock options	1,194	688
Net cash provided by financing activities	1,613	1,122

Increase (decrease) in cash	(2,870)	7,630
Cash at beginning of year	14,676	8,399
Cash at end of period	$11,806	$16,029

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$13,366	$3,597
Issuance of stock to directors	123	60

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

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $118,984,000 and $84,858,000 for the three months ended September 30, 2005 and 2004, respectively, and were $292,608,000 and $237,565,000 for the nine months ended September 30, 2005 and 2004, respectively.  The Company’s ceded incurred losses were $514,387,000 and $69,907,000 for the three months ended September 30, 2005 and 2004, respectively, and were $597,985,000 and $194,095,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

Financial data by segment for the three months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30, 2005
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$133,718	$54,142		$254	$188,114
Net written premium	59,093	16,956		—	76,049

Revenues:
Net earned premium	53,778	20,956		—	74,734
Commission income	—	534	$7,858	(7,367)	1,025
Net investment income	7,692	1,439	2	63	9,196
Net realized capital gains (losses)	401	(57)	—	—	344
Other income	31	246	182	—	459
Total revenues	61,902	23,118	8,042	(7,304)	85,758

Operating expenses:
Net losses and LAE	47,332	29,504	—	—	76,836
Commission expense	13,068	5,191	—	(6,603)	11,656
Other operating expenses	2,449	4,670	9,787	576	17,482
Total operating expenses	62,849	39,365	9,787	(6,027)	105,974

(Loss) before income tax (benefit)	(947)	(16,247)	(1,745)	(1,277)	(20,216)
Income tax (benefit)	(894)	(5,687)	(464)	(446)	(7,491)
Net (loss)	$(53)	$(10,560)	$(1,281)	$(831)	$(12,725)

Identifiable assets (2)	$1,667,213	$809,870	$14,936	$17,802	$2,451,056

Loss and LAE ratio	88.0%	140.8%			102.8%
Commission expense ratio	24.3%	24.8%			24.4%
Other operating expense ratio	4.6%	22.3%			9.5%
Combined ratio	116.9%	187.9%			136.7%

(1)Includes inter-segment eliminations.

(2)Does not cross-foot due to inter-segment eliminations.

	Three Months Ended September 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$107,318	$45,004		$(1,144)	$151,178
Net written premium	44,904	21,088		—	65,992

Revenues:
Net earned premium	51,541	23,596		—	75,137
Commission income	—	300	$7,797	(6,976)	1,121
Net investment income	6,225	649	2	5	6,881
Net realized capital gains (losses)	326	(55)	—	—	271
Other income	(7)	(378)	258	—	(127)
Total revenues	58,085	24,112	8,057	(6,971)	83,283

Operating expenses:
Net losses and LAE	35,401	13,846	—	—	49,247
Commission expense	11,682	4,067	—	(6,976)	8,773
Other operating expenses	1,780	3,425	9,616	1,193	16,014
Total operating expenses	48,863	21,338	9,616	(5,783)	74,034

Income (loss) before income tax expense (benefit)	9,222	2,774	(1,559)	(1,188)	9,249
Income tax expense (benefit)	2,871	971	(460)	(413)	2,969
Net income (loss)	$6,351	$1,803	$(1,099)	$(775)	$6,280

Identifiable assets (2)	$1,247,123	$467,998	$15,721	$33,039	$1,692,503

Loss and LAE ratio	68.7%	58.7%			65.5%
Commission expense ratio	22.7%	17.2%			21.0%
Other operating expense ratio	3.4%	14.5%			6.9%
Combined ratio	94.8%	90.4%			93.4%

(1)Includes inter-segment eliminations.

(2)Does not cross-foot due to inter-segment eliminations.

Financial data by segment for the nine months ended September 30, 2005 and 2004 was as follows:

	Nine Months Ended September 30, 2005
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Total
	($ in thousands)

Gross written premium	$393,686	$200,519		$1,038	$595,243
Net written premium	199,349	87,047		—	286,396

Revenues:
Net earned premium	160,248	77,856		—	238,104
Commission income	—	1,161	$29,039	(26,391)	3,809
Net investment income	22,032	3,642	5	100	25,779
Net realized capital gains (losses)	1,348	(421)	—	—	927
Other income (expense)	238	875	713	—	1,826
Total revenues	183,866	83,113	29,757	(26,291)	270,445

Operating expenses:
Net losses and LAE	114,856	61,812	—	—	176,668
Commission expense	39,522	14,905	—	(23,925)	30,502
Other operating expenses	6,570	13,741	31,946	297	52,554
Total operating expenses	160,948	90,458	31,946	(23,628)	259,724

Income (loss) before income tax expense (benefit)	22,918	(7,345)	(2,189)	(2,663)	10,721
Income tax expense (benefit)	6,550	(2,571)	(581)	(931)	2,467
Net income (loss)	$16,368	$(4,774)	$(1,608)	$(1,732)	$8,254

Identifiable assets (2)	$1,667,213	$809,870	$14,936	$17,802	$2,451,056

Loss and LAE ratio	71.7%	79.4%			74.2%
Commission expense ratio	24.7%	19.1%			22.9%
Other operating expense ratio	4.0%	17.7%			8.5%
Combined ratio	100.4%	116.2%			105.6%

(1)Includes inter-segment eliminations.

(2)Does not cross-foot due to inter-segment eliminations.

	Nine Months Ended September 30, 2004
	Insurance Companies	Lloyd’s Operations	Navigators Agencies	Parent & Other Operations (1)	Consolidated Total
	($ in thousands)

Gross written premium	$326,755	$186,471		$(4,470)	$508,756
Net written premium	145,614	90,002		—	235,616

Revenues:
Net earned premium	156,506	68,121		—	224,627
Commission income	—	863	$23,884	(21,139)	3,608
Net investment income	17,538	1,844	6	20	19,408
Net realized capital gains (losses)	707	(119)	—	—	588
Other income	6	(368)	629	—	267
Total revenues	174,757	70,341	24,519	(21,119)	248,498

Operating expenses:
Net losses and LAE	100,669	37,722	—	—	138,391
Commission expense	39,069	11,910	—	(21,139)	29,840
Other operating expenses	3,967	9,654	27,314	3,131	44,066
Total operating expenses	143,705	59,286	27,314	(18,008)	212,297

Income (loss) before income tax expense (benefit)	31,052	11,055	(2,795)	(3,111)	36,201
Income tax expense (benefit)	9,892	3,869	(852)	(938)	11,971
Net income (loss)	$21,160	$7,186	$(1,943)	$(2,173)	$24,230

Identifiable assets (2)	$1,247,123	$467,998	$15,721	$33,039	$1,692,503

Loss and LAE ratio	64.3%	55.4%			61.6%
Commission expense ratio	25.0%	17.5%			22.7%
Other operating expense ratio	2.5%	14.2%			6.1%
Combined ratio	91.8%	87.1%			90.4%

(1)Includes inter-segment eliminations.

(2)Does not cross-foot due to inter-segment eliminations.

The Insurance Companies’ net earned premium includes $6,863,000 and $7,670,000 of net earned premium from the U.K. Branch for the three months ended September 30, 2005 and 2004, respectively, and $27,498,000 and $23,849,000 of net earned premium for the nine months ended September 30, 2005 and 2004, respectively.

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

Note 5.  Stock-Based Compensation

Stock based compensation is expensed as the stock awards vest with the expense being included in other operating expenses for the periods indicated.  The amount charged to expense for stock grants was $405,000 and $275,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,141,000 and $922,000 for the nine months ended September 30, 2005 and 2004, respectively.  The amount charged to expense for stock options was $267,000 and $276,000 for the three months ended September 30, 2005 and 2004, respectively, and $785,000 and $754,000 for the nine months ended September 30, 2005 and 2004, respectively.  Stock appreciation rights resulted in expense of $440,000 and $107,000 for the three months ended September 30, 2005 and 2004, respectively, and $774,000 of expense and $152,000 of income for the nine months ended September 30, 2005 and 2004, respectively.

In addition, $35,000 and $30,000 were expensed for the three months ended September 30, 2005 and 2004, respectively, and $105,000 and $90,000 were expensed for the nine months ended September 30, 2005 and 2004, respectively, for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.

Note 6.  Application of New Accounting Standards

In September 2004, the FASB approved the issuance of a Staff Position to delay the requirement to record impairment losses under Emerging Issues Task Force Issue No. 03-1 (“EITF 03-1”).  The approved delay applies to certain provisions relating to the recognition of other-than-temporary impairments for all securities within the scope of EITF 03-1.  At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment.  Instead, the FASB will issue proposed FSP EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final.  The Company will review the final documents as they become available.

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

Our Lloyd’s Syndicate 1221’s stamp capacity is £135.0 million ($248.9 million) in 2005 compared to £150.0 million ($275.0 million) in 2004.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 97.5% and 97.4% of Syndicate 1221’s capacity for the 2005 and 2004 underwriting years, respectively.  The Lloyd’s operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.  In September 2005, the Company purchased the remaining outstanding minority interest and will own 100% of the Syndicate 1221 capacity for the 2006 underwriting year.

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

Note 8.  Income Tax - Valuation Allowance

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5,779,000 and $4,493,000 at September 30, 2005 and December 31, 2004, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

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

Note 10.  Share Capital

In October 2005, the Company completed an underwritten public offering of 3,795,000 shares of common stock at $34.50 per share, including the over-allotment option, and received net proceeds of approximately $124 million.  Approximately $120 million of the net proceeds was contributed to the capital of Navigators Insurance Company of which $50 million was contributed to the capital of NIC Insurance Company.

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

•      weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers, including, without limitation, the impact of Hurricanes Katrina, Rita and Wilma and the possibility that our estimates of losses from Hurricanes Katrina, Rita and Wilma will prove to be materially inaccurate;

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

Over the past three years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004 and into 2005.  As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market may experience diminished capacity and rate increases, particularly in the offshore energy line of business.  Specialty liability losses, particularly for our California construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market.  Rates for the California construction liability business leveled off in the first six months and began to decline in the 2005 third quarter after rate increases in 2004 and 2003.  In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. These conditions resulted in rate increases in 2002 and 2003 as well as an overall improvement in policy terms and conditions for our professional liability line of business.  The professional liability business experienced low single digit premium rate decreases in 2004 and in the 2005 third quarter.  Overall, the rates were relatively level for the first nine months of 2005.

Our business is cyclical and influenced by many factors.  These factors include price competition, economic conditions, interest rates, weather-related events and other catastrophes including natural and man-made disasters (for example hurricanes and terrorism), state regulations, court decisions and changes in the law. The incidence and severity of catastrophes are inherently unpredictable.  Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition. Additionally, because our insurance products must be priced, and premiums charged, before costs have fully developed, our liabilities are required to be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, we cannot assure you that our actual liabilities will not exceed our recorded amounts.

Hurricanes Katrina, Rita and Wilma

On August 29, 2005, Hurricane Katrina struck Louisiana, Mississippi, Alabama and surrounding areas, causing significant destruction in those areas. Our estimate of after-tax net losses, inclusive of expected reinsurance recoveries and related reinsurance reinstatement premiums, is approximately $15.0 million or $1.17 per share in the 2005 third quarter.  Our estimate of net losses related to Hurricane Katrina was developed from a combination of preliminary claims notifications received from brokers and insureds, portfolio modeling based upon the storm track of Hurricane Katrina and the Company’s own internal assessment of the exposures insured under individual policies. A substantial portion of the Company’s anticipated loss is due to offshore energy exposures in the Gulf of Mexico. Based upon management’s estimate of ultimate loss, we believe that the Company’s gross claims are contained within our reinsurance program. Our actual losses from Hurricane Katrina may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from Hurricane Katrina are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

On September 24, 2005, Hurricane Rita struck Texas and Louisiana, causing significant destruction in those areas.  Our estimate of after-tax net losses, inclusive of expected reinsurance recoveries and related reinsurance reinstatement premiums, is approximately $9.0 million or $0.70 per share in the 2005 third quarter.  Our estimate of net losses related to Hurricane Rita was developed from a combination of preliminary claims notifications received from brokers and insureds, portfolio modeling based upon the storm track of Hurricane Rita and the Company’s own internal assessment of the exposures insured under individual policies. A substantial portion of the Company’s anticipated loss is due to offshore energy exposures in the Gulf of Mexico. Based upon management’s current estimate of ultimate loss, we believe that the Company’s gross claims are contained within our reinsurance program. Our actual losses from Hurricane Rita may ultimately differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from Hurricane Rita are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

We purchase reinsurance for our insurance operations in order to mitigate the volatility of losses upon our financial results.  The occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations.  Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business.  We are required to pay the losses even if a reinsurer fails to meet its obligations under the reinsurance agreement.  Hurricanes Katrina and Rita increased our reinsurance recoverables significantly, which increased our credit risk.

Financial strength ratings by rating agencies are a critical factor in maintaining the competitive position of our insurance companies and establishing the market value of our common stock. Our ratings are subject to periodic review by, and may be revised downward at the sole discretion of, the rating agencies. If our actual losses from Hurricanes Katrina and Rita exceed our current estimates, or if additional large loss events occur, our ratings could be revised downward, which could result in a substantial loss of business and a reduction in the market value of our common stock.

We believe that our net loss from Hurricane Wilma, which occurred in October 2005, will not be significant.

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

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine month periods ended September 30, 2005 and 2004.  All earnings per share data is presented on a per diluted share basis.

The Company recorded a net loss of $12.7 million or $0.99 per share for the 2005 third quarter compared to net income of $6.3 million or $0.50 per share for the 2004 third quarter.  Net income (loss) for the 2005 and 2004 third quarters included net realized capital gains of $0.02 per share and $0.01 per share, respectively.

Net income for the nine month period ended September 30, 2005 was $8.3 million or $0.64 per share compared to $24.2 million or $1.91 per share for the nine month period ended September 30, 2004.  Included in these results were net realized capital gains of $0.05 per share and $0.03 per share for the nine months ended September 30, 2005 and 2004, respectively.

The 2005 third quarter and nine month period were adversely affected by Hurricanes Katrina and Rita.  The impact of such hurricanes on the 2005 financial results compared to the impact of Hurricane Ivan on the 2004 financial results are as follows:

	Three Months Ended
	September 30,
	2005	2004

Reduction in net earned premiums for reinstatement costs	$14,465	$2,273

Increase in incurred losses	22,288	2,874
Underwriting loss	$36,753	$5,147
After-tax loss	$23,889	$3,345
Reduction in earnings per share	$1.87	$0.26

Combined ratio increase:
Loss and loss expense ratio	41.7%	5.6%
Other operating expense ratio	5.5%	.9%
	47.2%	6.5%

The increases in the 2005 and 2004 nine month combined ratios attributable to hurricane losses were 14.9% (13.1% for losses and 1.8% for expenses) and 2.2% (1.9% for losses and 0.3% for expenses), respectively.

Excluding the hurricanes, our 2005 and 2004 third quarters’ and nine months’ overall results of operations reflect improved market conditions from late 2000 through 2003 that continued at a reduced rate through 2004 and were showing signs of softening through the 2005 third quarter.  As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market may experience diminished capacity and rate increases, particularly in the offshore energy line of business.

Cash flow from operations increased to $168.0 million for the first nine months of 2005 compared to $141.7 million for the 2004 first nine months.  The positive cash flow contributed to the growth in invested assets and net investment income.

Consolidated stockholders’ equity increased 1% to $332.9 million or $26.02 per share at September 30, 2005 compared to $328.6 million or $25.96 per share at December 31, 2004.  The increase was primarily due to net income of $8.3 million for the first nine months of 2005.

Revenues.  Gross written premium increased to $188.1 million and $595.2 million in the third quarter and first nine months of 2005, respectively, from $151.2 million and $508.8 million in the third quarter and first nine months of 2004, respectively, a 24.4% increase for the third quarter and a 17.0% increase for the first nine months.  The growth in gross written premium reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies.  The premium rate increases or decreases noted below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed.  The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business.  The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit.  The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period.  Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced compared to renewal business.  The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended September 30,
	2005				2004
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$53,084	28.2%	$11,378	$14,391	$48,413	32.0%	$15,576	$17,862

Specialty	59,307	31.5%	38,313	31,965	39,025	25.8%	20,677	22,824

Professional Liability	21,528	11.4%	9,823	7,786	18,723	12.4%	6,703	5,692

Assumed from Lloyd’s	(261)	-0.1%	(413)	(356)	1,056	0.7%	1,056	4,271

Other (includes run-off)	60	0.0%	(8)	(8)	101	0.1%	892	892

Insurance Companies Total	133,718	71.0%	59,093	53,778	107,318	71.0%	44,904	51,541

Lloyd’s Operations:

Marine	47,338	25.2%	14,602	19,453	39,807	26.4%	18,941	22,075

Professional Liability	3,131	1.7%	1,231	545	—	0.0%	—	—

Other	3,673	2.0%	1,123	958	5,197	3.4%	2,147	1,521

Lloyd’s Operations Total	54,142	28.9%	16,956	20,956	45,004	29.8%	21,088	23,596

Intercompany elimination	254	0.1%	—	—	(1,144)	-0.8%	—	—

Total	$188,114	100.0%	$76,049	$74,734	$151,178	100.0%	$65,992	$75,137

	Nine Months Ended September 30,
	2005				2004
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$181,500	30.5%	$68,189	$57,600	$159,412	31.3%	$61,219	$59,124

Specialty	152,454	25.6%	107,991	81,429	110,739	21.8%	60,229	65,728

Professional Liability	60,708	10.2%	24,333	21,493	51,982	10.2%	19,080	14,199

Assumed from Lloyd’s	(1,066)	-0.2%	(1,209)	(320)	4,398	0.9%	4,191	16,554

Other (includes run-off)	90	0.0%	45	46	224	0.0%	895	901

Insurance Companies Total	393,686	66.1%	199,349	160,248	326,755	64.2%	145,614	156,506

Lloyd’s Operations:

Marine	168,458	28.3%	77,392	74,643	168,564	33.1%	81,979	64,918

Professional Liability	4,718	0.9%	1,855	711	—	0.0%	—	—

Other	27,343	4.6%	7,800	2,502	17,907	3.5%	8,023	3,203

Lloyd’s Operations Total	200,519	33.7%	87,047	77,856	186,471	36.7%	90,002	68,121

Intercompany elimination	1,038	0.2%	—	—	(4,470)	-0.9%	—	—

Total	$595,243	100.0%	$286,396	$238,104	$508,756	100.0%	$235,616	$224,627

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine Premium. The marine gross written premium for the 2005 third quarter increased 9.6% compared to the 2004 third quarter, reflecting growth across several lines of business including liability and offshore energy.  The marine gross written premium for the first nine months of 2005 increased 13.9% compared to the first nine months of 2004, again due to growth across several lines of business including cargo, offshore energy and liability.  The average renewal premium rates during the third quarter and first nine months of 2005 increased by approximately 3% and 1%, respectively.  Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies.  Its participation is 85% for the 2005 underwriting year compared to 80% for the 2004 underwriting year.

Specialty Premium. The nine months business consists of 64% general liability business for small general and artisan contractors, 12% personal umbrella business and 24% other targeted commercial risks.  The specialty gross written premium for the 2005 third quarter increased 52.0% compared to the 2004 third quarter reflecting growth across all lines of business and premiums generated from our excess casualty business, which started in the first quarter of 2005.  The specialty gross written premium for the first nine months of 2005 increased 37.7% compared to the first nine months of 2004 for the same reasons stated for the 2005 third quarter increase.  The average renewal premium rates decreased by approximately 7% and 1% in the contractors’ liability business in the third quarter and first nine months of 2005, respectively.

Professional Liability Premium. Our insurance company subsidiaries write professional liability insurance, of which 68% represents directors and officers liability insurance (“D&O”) for privately held and publicly traded corporations. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005, we began writing professional liability coverages for architects and engineers.  The professional liability gross written premium for the 2005 third quarter increased 15.0% compared to the 2004 third quarter, reflecting the expansion of this business for all lines.  The professional liability gross written premium for the first nine months of 2005 increased 16.8% compared to the first nine months of 2004 for the same reasons stated for the 2005 third quarter increase. Average overall renewal premium rates for this business decreased by approximately 2% in the 2005 third quarter and 1% in the first nine months of 2005, with D&O rates declining by approximately 5% in the 2005 third quarter and 4% in the first nine months of 2005.

Assumed from Lloyd’s Operations Premium.  During 2002 and 2003, the Insurance Companies participated in quota share treaties written by the Company’s Lloyd’s operations.  The participations included marine and energy business.

Lloyd’s Operations’ Gross Written Premium

Marine Premium. Our gross written premium is based on the stamp capacity of Syndicate 1221 and the percentage of such stamp capacity we provide.  Our percentage of participation in the stamp capacity is 97.5% for 2005 compared to 97.4% for 2004.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined based on a business plan approved by the Council of Lloyd’s.  The stamp capacity for Syndicate 1221 has been reduced to £135 million ($248.9 million) in 2005 from £150 million ($275.0 million) in 2004, reflective of unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2005.  The marine gross written premium for the third quarter of 2005 increased 18.9% compared to the third quarter of 2004 and was flat for the first nine months of 2005 compared to the first nine months of 2004.  The average renewal premium rates increased approximately 3% in the 2005 third quarter and 1% in the first nine months of 2005.

Professional Liability Premium.  The Syndicate commenced writing international D&O business during the 2005 second quarter and produced $3.1 million of gross written premium in the 2005 third quarter and $4.7 million for the first nine months of 2005.

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

The following tables set forth our ceded written premium by segment and major lines of business for the periods indicated:

	Three Months Ended September 30,
	2005		2004
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$41,706	78.6%	$32,837	67.8%
Specialty	20,994	35.4%	18,348	47.0%
Professional Liability	11,705	54.4%	12,020	64.2%
Assumed from Lloyd’s	152	NM	—	0.0%
Other (includes run-off)	68	NM	(791)	NM
Subtotal	74,625	55.8%	62,414	58.2%

Lloyd’s Operations:
Marine	32,736	69.2%	20,866	52.4%
Professional Liability	1,900	60.7%	—	NM
Other	2,550	69.4%	3,050	58.7%
Subtotal	37,186	68.7%	23,916	53.1%

Intercompany elimination	254	NM	(1,144)	NM

Total	$112,065	59.6%	$85,186	56.3%

	Nine Months Ended September 30,
	2005		2004
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$113,311	62.4%	$98,193	61.6%
Specialty	44,463	29.2%	50,510	45.6%
Professional Liability	36,375	59.9%	32,902	63.3%
Assumed from Lloyd’s	143	-13.4%	207	4.7%
Other (includes run-off)	45	NM	(671)	NM
Subtotal	194,337	49.4%	181,141	55.4%

Lloyd’s Operations:
Marine	91,066	54.1%	86,585	51.4%
Professional Liability	2,863	60.7%	—	NM
Other	19,543	71.5%	9,884	55.2%
Subtotal	113,472	56.6%	96,469	51.7%

Intercompany elimination	1,038	NM	(4,470)	NM

Total	$308,847	51.9%	$273,140	53.7%

NM = not meaningful

The ratio of ceded written premium to gross written premium in the 2005 third quarter and nine month periods was 59.6% and 51.9%, respectively, compared to the 2004 third quarter and nine month periods of 56.3% and 53.7%.  The increase in the ratio of ceded written premium to gross written premium in the 2005 third quarter compared to the same period in 2004 resulted primarily from the ceded reinstatement premium costs related to Hurricanes Katrina and Rita.  The Insurance Companies’ marine and Lloyd’s Operations 2005 third quarter ceded written premium includes $9.1 million and $5.3 million, respectively, of reinstatement premium related to the losses from Hurricanes Katrina and Rita.  The Insurance Companies’ marine and Lloyd’s Operations 2004 third quarter ceded written premium includes $1.5 million and $0.8 million, respectively, of reinstatement premium related to the losses from Hurricane Ivan.

Excluding the effects of ceded reinstatement premiums on both 2005 and 2004, the ratio of ceded written premium to gross written premium in the 2005 third quarter and nine month periods was 50.7% and 49.1%, respectively, compared to the 2004 third quarter and nine month periods of 54.8% and 53.2%.  The decreases in 2005 are primarily related to the March 31, 2005 cancellation of a quota share reinsurance agreement for the specialty business.  The cancellation resulted in a reduction of approximately $14.5 million in ceded unearned premium in the 2005 first quarter.  This amount has been retained by the Company and will be earned over a 12 to 15 month period.  The 2004 nine month net written premium is net of approximately $14 million of ceded written premium related to this agreement for the second and third quarters.

Net Written Premium.  Net written premium increased 15.2% in the 2005 third quarter and increased 21.6% in the first nine months of 2005 compared to the third quarter and first nine months of 2004.  The increases in the 2005 third quarter and the first nine months would have been 32.6% and 26.5% when excluding the effect of the reinstatements.  The increase in net written premium in 2005 is principally due to the March 31, 2005 cancellation of the specialty quota share treaty discussed above, business expansion, and the increase in Navigators Insurance Company’s portion of the marine pool to 85% in 2005 from 80% in 2004.

Net Earned Premium.  Net earned premium, which generally lags the increase in net written premium, decreased 0.5% in the 2005 third quarter and increased 6.0% in the first nine months of 2005 compared to the third quarter and first nine months of 2004 as a result of the increased net written premium.  The Insurance Companies’ marine and Lloyd’s Operations marine 2005 third quarter net earned premium was reduced by $9.1 million and $5.3 million, respectively, due to reinstatement premium related to the ceded losses from Hurricanes Katrina and Rita.  The increases in earned premium for the 2005 third quarter and the first nine months would have been 15.2% and 11.3%, respectively, when excluding the effect of the reinstatement premium.

Commission Income.  Commission income from unaffiliated business was $1.0 million and $3.8 million compared to $1.1 million and $3.6 million in the third quarter and first nine months of 2004, respectively.

Net Investment Income.  Net investment income increased 33.6% in the 2005 third quarter and 32.8% in the first nine months of 2005 compared to the same periods in 2004 due to the increase in invested assets as a result of the positive cash flow from the increased premium volume.

Net Realized Capital Gains (Losses).  Pre-tax net income included net realized capital gains of $344,000 for the three months ended September 30, 2005 compared to $271,000 for the 2004 third quarter.  On an after-tax basis, the net realized capital gains were $224,000 or $0.02 per share and $177,000 or $0.01 per share for the 2005 and 2004 third quarters, respectively.  Pre-tax net income included $927,000 of net realized capital gains for the nine months ended September 30, 2005 compared to $588,000 for the first nine months of 2004.  On an after-tax basis, the net realized capital gains were $603,000 or $0.05 per share and $382,000 or $0.03 per share for the first nine months of 2005 and 2004, respectively.

Other Income/(Expense). Other income/(expense) for the third quarter and first nine months of both 2005 and 2004 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred.  The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2005 and 2004 third quarters were 102.8% and 65.5%, respectively, and for the first nine months of 2005 and 2004 were 74.2% and 61.6%, respectively.  The 2005 third quarter was adversely impacted by $22.3 million of net losses from Hurricanes Katrina and Rita which, along with the effect of the $14.5 million of reinstatement premium caused by the ceded losses from Hurricanes Katrina and Rita.  These net losses increased the loss ratio for the third quarter and first nine months of 2005 by 41.7 and 13.1 loss ratio points, respectively.  The 2004 third quarter was adversely impacted by $2.9 million of net losses from Hurricane Ivan which, along with the effect of the $2.2 million of reinstatement premium caused by the ceded losses from Hurricane Ivan.  These net losses increased the loss ratio for the third quarter and first nine months of 2004 by 5.6 and 1.9 loss ratio points, respectively.  The loss ratios for the third quarter and first nine months of 2004 were favorably impacted by 1.6 and 2.3 loss ratio points, respectively, for a redundancy of prior year loss reserves in our Lloyd’s operations.

The provision for loss adjustment expenses includes defense cost containment expenses for outside adjustors, attorneys’ fees and internal operating expenses consisting principally of claims department costs incurred in the processing and settlement of claims.  Commencing in 2005, the Company allocated paid claims department costs in losses incurred while previously such payments were included in other operating expenses.  Such payments included in incurred losses for the 2005 third quarter and nine month period were $1.1 million and $3.6 million, respectively, compared to $0.7 million and $2.1 million for the comparable 2004 periods included in other operating expenses.  Such reclassifications have no impact on net income and the combined loss and expense ratios for all current and prior periods.

The following tables set forth our net loss and LAE reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	($ in thousands)
Insurance Companies:
Marine	$154,800	$130,439
Specialty	179,443	150,347
Professional Liability	30,926	19,001
Assumed from Lloyd’s Operations	28,578	37,790
Other (primarily run-off business)	19,330	22,512
Total Insurance Companies	413,077	360,089

Lloyd’s Operations:
Marine	123,642	99,565
Other	10,201	4,134
Total Lloyd’s Operations	133,843	103,699

Total net loss reserves	$546,920	$463,788

Total net case loss reserves	$205,161	$189,746
Total net IBNR loss reserves	341,759	274,042

Total net loss reserves	$546,920	$463,788

At September 30, 2005, the IBNR net loss reserves were 62.5% of our total loss reserves compared to 59.1% at December 31, 2004.  Substantially all of the $36.8 million of net loss reserves recorded for Hurricanes Katrina and Rita are included in IBNR at September 30, 2005.

At September 30, 2005, a 10% increase in the net loss reserves would equate to $54.7 million which would represent an after-tax charge to net income of $35.5 million or 10.7% of stockholders’ equity.  Loss reserve estimates are reviewed each quarter to evaluate whether the assumptions made continue to be appropriate.  Any adjustments that result from this review are recorded in the quarter in which they are identified.

Our reserving practices and the establishment of any particular reserve reflect management’s judgment concerning sound financial practice and do not represent any admission of liability with respect to any claims made against the Company.  No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved.  During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward.  Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.  The increase in net loss reserves is also a function of the growth in premium volume over the past two years.  See “Overview-Hurricanes Katrina, Rita and Wilma” included herein.

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

Specialty Liability and Professional Liability. Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relates to California construction liability claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.  There were 1,250 specialty liability claims open at September 30, 2005 compared to 1,028 at December 31, 2004.

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

Loss development of our professional liability business is relatively immature, as we first began writing the business in late 2001.  Accordingly, it will take some time to better understand the reserve trends on this business.  Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.  There were 586 professional liability claims open at September 30, 2005 compared to 337 at December 31, 2004.

The following tables set forth our net loss and LAE reserves for our specialty liability and professional liability businesses as of September 30, 2005 and December 31, 2004:

	September 30, 2005
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves

Specialty construction liability	$26,551	$129,781	$156,332	83.0%
Professional liability	5,407	26,288	31,695	82.9%

Total	$31,958	$156,069	$188,027	83.0%

	December 31, 2004
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves

Specialty construction liability	$21,338	$110,263	$131,601	83.8%
Professional liability	1,166	17,835	19,001	93.9%

Total	$22,504	$128,098	$150,602	85.1%

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

The following tables set forth our gross and net loss and LAE reserves, and claim counts for our asbestos and environmental exposures, for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Three Months Ended
	September 30, 2005
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$74,743	$8,892	$83,635
Incurred Losses & LAE	174	294	468
Calendar Year Payments	118	665	783
Ending Reserves	$74,799	$8,521	$83,320

Net of Reinsurance
Beginning Reserve	$30,191	$1,510	$31,701
Incurred Losses & LAE	120	169	289
Calendar Year Payments	90	207	297
Ending Reserves	$30,221	$1,472	$31,693

	Nine Months Ended
	September 30, 2005
	Asbestos	Environmental	Total
	($ in thousands)
Gross of Reinsurance
Beginning Reserve	$78,421	$7,513	$85,934
Incurred Losses & LAE	479	3,787	4,266
Calendar Year Payments	4,101	2,779	6,880
Ending Reserves	$74,799	$8,521	$83,320

Net of Reinsurance
Beginning Reserve	$31,394	$1,494	$32,888
Incurred Losses & LAE	356	1,206	1,562
Calendar Year Payments	1,529	1,228	2,757
Ending Reserves	$30,221	$1,472	$31,693

			Claims Settled
	Claim Count	New Claims	or Resolved	Claim Count
Type of Business	September 30, 2005	During Period	During Period	December 31, 2004

Environmental	119	49	19	89
Asbestos	146	26	9	129
Total	265	75	28	218

Loss development activity for asbestos related exposures in the first nine months of 2005 has not been significant.

Loss development activity on environmental losses in the first nine months of 2005 has generally consisted of oil spill claims on marine liability policies written in the ordinary course of business.

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

Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium.  Commissions are generally recorded as deferred policy acquisition costs to the extent that they relate to unearned premium.  Commission expense as a percentage of earned premium in the third quarter and first nine months of 2005 was 15.6% and 12.8%, respectively, compared to 11.7% and 13.3% for the 2004 comparable periods.  Excluding the reduction in 2005 and 2004 of $14.5 million and $2.3 million, respectively, in earned premiums for reinstatement premiums related to the hurricane losses, the commission expense ratios for the third quarter and first nine months of 2005 were 13.1% and 12.1% compared to 11.3% and 13.2% for the 2004 comparable periods.  The commission ratios were affected by several factors in 2005, including a reduction in ceding commissions with the elimination of the specialty quota share treaty effective March 31, 2005 and a general reduction in commissions to agents.

Other Operating Expenses. The 9.2% and 19.3% increases in other operating expenses in the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004 are attributable primarily to employee-related expenses resulting from expansion of the business.  Included in the three and nine months ended September 30, 2005 were $1.1 million and $2.7 million, respectively, in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $658,000 and $1.8 million, respectively, for the same periods in 2004.

Income Taxes. The income tax expense (benefit) was ($7.5) million and $3.0 million for the third quarters of 2005 and 2004, respectively.  The effective tax rates for the 2005 and 2004 third quarters were (37.1%) and 32.1%, respectively.  The first nine months of 2005 and 2004 had income tax expense of $2.5 million and $12.0 million, respectively, resulting in an effective tax rate of 23.2% and 33.1%, respectively.  The fluctuations in the effective tax rates are due to the tax benefits related to the losses from Hurricanes Katrina and Rita which are included in the calculation of the 2005 effective tax rates.  As of September 30, 2005 and December 31, 2004, the net deferred Federal, foreign, state and local tax assets were $26.2 million and $17.3 million, respectively.

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

We have not provided for U.S. deferred income taxes or foreign withholding taxes on the undistributed earnings of approximately $7.1 million of our foreign subsidiaries earnings since these earnings are intended to be reinvested indefinitely.  However, in the future, if we planned to distribute such earnings to the Company, taxes of approximately $400,000 would be reflected in the tax provision and would then be payable in the year distributed assuming all foreign tax credits are realized.

The American Jobs Creation Act of 2004, enacted October 22, 2004, allows a deduction of 85% of certain foreign earnings that are repatriated by December 31, 2005.  If the Company were to repatriate the $7.1 million of earnings from its foreign subsidiaries under this provision, income tax of approximately $60,000 would be reflected in the 2005 tax provision.  The Company does not expect to repatriate any foreign earnings under the American Jobs Creation Act of 2004.

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5.8 million and $4.5 million at September 30, 2005 and December 31, 2004, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  The Company’s state and local tax carryforwards at September 30, 2005 expire from 2019 to 2025.

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

Insurance Companies

Our Insurance Companies consist of Navigators Insurance Company, which includes an United Kingdom Branch, and NIC Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites similar types of business but on a non-admitted or surplus lines basis and is fully reinsured by Navigators Insurance Company.  The Navigators Agencies produce business for our insurance company subsidiaries.

Following are the results of operations for the Insurance Companies for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Net earned premium	$53,778	$51,541	$160,248	$156,506
Net investment income	7,692	6,225	22,032	17,538
Net realized capital gains	401	326	1,348	707
Other income	31	(7)	238	6
Total revenues	61,902	58,085	183,866	174,757

Operating expenses:
Net losses and LAE	47,332	35,401	114,856	100,669
Commission expense	13,068	11,682	39,522	39,069
Other operating expenses	2,449	1,780	6,570	3,967
Total operating expenses	62,849	48,863	160,948	143,705

Income (loss) before income tax expense	(947)	9,222	22,918	31,052

Income tax expense (benefit)	(894)	2,871	6,550	9,892

Net income (loss)	$(53)	$6,351	$16,368	$21,160

Loss and LAE ratio	88.0%	68.7%	71.7%	64.3%
Commission expense ratio	24.3%	22.7%	24.7%	25.0%
Other operating expense ratio	4.6%	3.4%	4.0%	2.5%
Combined ratio	116.9%	94.8%	100.4%	91.8%

Following are the underwriting results of the Insurance Companies for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$14,391	$23,850	$3,914	$(13,373)	165.7%	27.1%	192.8%
Specialty	31,965	19,184	8,985	3,796	60.0%	28.1%	88.1%
Professional Liability	7,786	5,205	2,451	130	66.9%	31.5%	98.4%
Assumed from Lloyd’s Operations	(356)	(575)	170	49	NM	NM	NM
Other (includes run-off)	(8)	(332)	(3)	327	NM	NM	NM
Total	$53,778	$47,332	$15,517	$(9,071)	88.0%	28.9%	116.9%
Impact of Hurricanes Katrina and Rita:
Marine	$(9,147)	$7,430	$—	$(16,577)	96.0%	10.6%	106.5%
Total	$(9,147)	$7,430	$—	$(16,577)	24.6%	4.2%	28.8%

	Three Months Ended September 30, 2004
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio

Marine	$17,862	$13,222	$4,785	$(145)	74.0%	26.8%	100.8%
Specialty	22,824	15,749	6,516	559	69.0%	28.5%	97.5%
Professional Liability	5,692	3,450	915	1,327	60.6%	16.1%	76.7%
Assumed from Lloyd’s Operations	4,271	1,997	1,241	1,033	46.7%	29.1%	75.8%
Other (includes run-off)	892	983	5	(96)	110.2%	0.6%	110.8%
Total	$51,541	$35,401	$13,462	$2,678	68.7%	26.1%	94.8%
Impact of Hurricane Ivan:
Marine	$(1,522)	$1,598	$—	$(3,120)	14.1%	2.1%	16.2%
Total	$(1,522)	$1,598	$—	$(3,120)	5.0%	0.7%	5.7%

NM = Not meaningful

Following are the underwriting results of the Insurance Companies for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combine Ratio

Marine	$57,600	$52,461	$15,026	$(9,887)	91.1%	26.1%	117.2%
Specialty	81,429	49,639	24,736	7,054	61.0%	30.3%	91.3%
Professional Liability	21,493	14,676	6,378	439	68.3%	29.7%	98.0%
Assumed from Lloyd’s Operations	(320)	(890)	476	94	NM	NM	NM
Other (includes run-off)	46	(1,030)	(524)	1,600	NM	NM	NM
Total	$160,248	$114,856	$46,092	$(700)	71.7%	28.7%	100.4%
Impact of Hurricanes Katrina and Rita:
Marine	$(9,147)	$7,430	$—	$(16,577)	23.6%	3.7%	27.2%
Total	$(9,147)	$7,430	$—	$(16,577)	8.3%	1.5%	9.8%

	Nine Months Ended September 30, 2004
	($ in thousands)
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combine Ratio

Marine	$59,124	$37,691	$16,044	$5,389	63.7%	27.2%	90.9%
Specialty	65,728	44,551	19,361	1,816	67.8%	29.5%	97.3%
Professional Liability	14,199	8,581	2,661	2,957	60.4%	18.7%	79.1%
Assumed from Lloyd’s Operations	16,554	8,942	4,963	2,649	54.0%	30.0%	84.0%
Other (includes run-off)	901	904	7	(10)	100.3%	0.8%	101.1%
Total	$156,506	$100,669	$43,036	$12,801	64.3%	27.5%	91.8%
Impact of Hurricane Ivan:
Marine	$(1,522)	$1,598	$—	$(3,120)	4.2%	0.8%	5.0%
Total	$(1,522)	$1,598	$—	$(3,120)	1.6%	0.3%	1.9%

NM = Not meaningful

The Insurance Companies 2005 third quarter marine net earned premium was reduced by $9.1 million due to reinstatement premiums related to the ceded losses from Hurricanes Katrina and Rita.  The 2005 third quarter net losses and LAE incurred increased by $7.4 million related to such hurricane losses.  The reinstatement premiums and incurred losses resulting from Hurricanes Katrina and Rita increased the Insurance Companies’ third quarter and first nine months of 2005 combined ratios by 28.8 and 9.8 points, respectively.

Net earned premiums of the Insurance Companies increased 4.3% and 2.4% in the 2005 third quarter and nine month periods, respectively, compared to the same periods last year.  Such increases were not of the same magnitude as the increases in the 2005 net written premium of 31.6% and 36.9% compared to the same 2004 as the earnings growth from the retention of the specialty quota share will lag the written premium growth.

Excluding hurricane losses the 2005 and 2004 nine month underwriting results generally reflect the favorable industry market conditions over the last three years coupled with satisfactory loss trends in the aforementioned quarterly periods.

The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, for the 2005 third quarter and nine month period were 4.1% and 4.2%, respectively, compared to 4.1% and 4.0% for the comparable 2004 periods, reflecting the prevailing interest rates.  Net investment income increased in the first nine months of 2005 compared to the same period in 2004 due to the increase in the yield and the strong cash flows resulting in a larger investment portfolio.

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

Lloyd’s Syndicate 1221 has stamp capacity of £135 million ($248.9 million) in 2005 compared to £150 million ($275.0 million) in 2004.  The reduction in the 2005 stamp capacity compared to 2004 is reflective of unused stamp capacity in 2004 coupled with declining market conditions in 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. We provide 97.5% and 97.4% of Syndicate 1221’s total stamp capacity in 2005 and 2004, respectively.  In September 2005 the Company purchased the remaining outstanding minority interest and will provide 100% of the Syndicate 1221’s capacity for the 2006 underwriting year.

Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Lloyd’s marine business had been subject to deteriorating pricing beginning in the mid-1990’s. The pricing competition showed some signs of stabilizing in 2000 and prices increased from 2001 through 2003. Overall pricing in 2004 remained relatively stable and the 2005 first nine months showed an increase of approximately 1% while the 2005 third quarter indicated an increase of approximately 3%.  Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.

Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Lloyd’s Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since (i) we hold an undivided interest in each asset, (ii) we are proportionately liable for each liability and (iii) Syndicate 1221 is not a separate legal entity. At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”) transaction. The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the RITC transaction.

We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.

Following are the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Net earned premium	$20,956	$23,596	$77,856	$68,121
Commission income	534	300	1,161	863
Net investment income	1,439	649	3,642	1,844
Net realized capital gains (losses)	(57)	(55)	(421)	(119)
Other income	246	(378)	875	(368)
Total revenues	23,118	24,112	83,113	70,341

Operating expenses:
Net losses and LAE	29,504	13,846	61,812	37,722
Commission expense	5,191	4,067	14,905	11,910
Other operating expenses	4,670	3,425	13,741	9,654
Total operating expenses	39,365	21,338	90,458	59,286

Income (loss) before income tax expense (benefit)	(16,247)	2,774	(7,345)	11,055

Income tax expense (benefit)	(5,687)	971	(2,571)	3,869

Net income (loss)	$(10,560)	$1,803	$(4,774)	$7,186

Loss and LAE ratio	140.8%	58.7%	79.4%	55.4%
Commission expense ratio	24.8%	17.2%	19.1%	17.5%
Other operating expense ratio	22.3%	14.5%	17.7%	14.2%
Combined ratio	187.9%	90.4%	116.2%	87.1%

The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results (excluding the effects of Hurricanes Katrina and Rita) as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and to a lesser extent in 2004 and 2005.  Net earned premium has not been materially affected in 2005 for business ceded to the Insurance Companies while it was reduced by $4.3 million in the third quarter of 2004 and by $16.6 million in the first nine months of 2004 for such business.

The Lloyd’s Operations 2005 third quarter and nine month marine net earned premium was reduced by $5.3 million due to reinstatement premiums related to the ceded losses from Hurricanes Katrina and Rita.  The 2005 third quarter net losses and LAE incurred increased by $14.9 million related to such hurricane losses.  The reinstatement premiums and incurred losses resulting from Hurricanes Katrina and Rita increased the Lloyd’s Operations third quarter and first nine months of 2005 combined ratios by 94.6 and 25.3 ratio points, respectively.

The net loss to the Lloyd’s Operations from Hurricane Ivan, which approximated $2.0 million, increased the Lloyd’s Operations 2004 third quarter and first nine months combined ratios by 8.0 and 2.8 ratio points, respectively.  Excluding the impact of Hurricanes Katrina, Rita and Ivan, the 2005 and 2004 third quarter and nine month underwriting results generally reflect the favorable industry market conditions over the last three years coupled with satisfactory loss trends in the quarterly periods.  The Lloyd’s Operations’ loss ratio for the third quarter and first nine months of 2004 was favorably impacted by $1.2 million or 5.1 loss ratio points and $5.2 million or 7.6 loss ratio points, respectively, for redundancies in prior years’ Lloyd’s Operations’ loss reserves.

The approximate annualized pre-tax investment yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, for the 2005 third quarter and nine month period were 2.7% and 2.4%, respectively, compared to 1.6% and 1.7% for the comparable 2004 periods.  Generally, funds invested at Lloyd’s have been invested with an average duration of approximately 1.6 years in order to meet liquidity needs.  Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

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

Following are the results of operations of the Navigators Agencies for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Revenues:
Commission income	$7,858	$7,797	$29,039	$23,884
Net investment income	2	2	5	6
Other income	182	258	713	629
Total revenues	8,042	8,057	29,757	24,519

Operating expenses:
Other operating expenses	9,787	9,616	31,946	27,314
Total operating expenses	9,787	9,616	31,946	27,314

(Loss) before income tax (benefit)	(1,745)	(1,559)	(2,189)	(2,795)

Income tax (benefit)	(464)	(460)	(581)	(852)

Net (loss)	$(1,281)	$(1,099)	$(1,608)	$(1,943)

Commission income generally consists of inter-segment management fees and profit commissions received from insurance premiums of the Insurance Companies for marine, specialty and professional liability business as well as business from unaffiliated insurance companies in the marine pool.

Other income generally represents fee revenues earned for other services on behalf of third parties.

Other operating expenses consists of compensation and general and administrative expenses incurred in connection with underwriting, administrative and claims services performed on behalf of the Insurance Companies and unaffiliated insurers participating in the marine pool.  Such costs have been increasing each year commensurate with servicing the growth in the overall premium volume.

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

Even though total reserves for losses and LAE increased to $1.5 billion at September 30, 2005 from $966.1 million at December 31, 2004, there were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.

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

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.  The following tables show our cash and investments as of September 30, 2005 and December 31, 2004:

September 30, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$248,851	$2,471	$(1,652)	$248,032
States, municipalities and political subdivisions	212,339	1,719	(1,625)	212,245
Mortgage- and asset-backed securities (excluding U.S. Govt.)	259,855	727	(2,465)	261,593
Corporate bonds	133,576	2,390	(1,232)	132,418

Total fixed maturities (1)	854,621	7,307	(6,974)	854,288
Equity securities - common stocks	20,917	2,583	(747)	19,081

Cash and short-term investments	148,326	—	—	148,326
Total	$1,023,864	$9,890	$(7,721)	$1,021,695

(1) Approximately 5.0% and 13.3% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

December 31, 2004	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$247,105	$3,190	$(1,451)	$245,366
States, municipalities and political subdivisions	138,902	2,688	(339)	136,553
Mortgage- and asset-backed securities (excluding U.S. Govt.)	191,459	1,911	(470)	190,018
Corporate bonds	144,968	4,375	(519)	141,112

Total fixed maturities (1)	722,434	12,164	(2,779)	713,049

Equity securities - common stocks	21,170	2,157	(88)	19,101

Cash and short-term investments	111,329	—	—	111,329

Total	$854,933	$14,321	$(2,867)	$843,479

(1) Approximately 6.0% and 11.4% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

At September 30, 2005 and December 31, 2004, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

The following table summarizes all securities in an unrealized loss position at September 30, 2005 and December 31, 2004, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	September 30, 2005		December 31, 2004
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$88,914	$698	$97,338	$519
7-12 Months	34,759	331	33,916	283
> 12 Months	39,159	623	24,258	649
Subtotal	162,832	1,652	155,512	1,451

States, municipalities and political subdivisions
0-6 Months	70,133	514	18,966	94
7-12 Months	50,311	716	14,155	225
> 12 Months	16,722	395	518	20
Subtotal	137,166	1,625	33,639	339

Mortgage- and asset-backed securities (excluding U.S. Govt.)
0-6 Months	123,396	1,091	64,598	208
7-12 Months	75,999	932	19,536	232
> 12 Months	20,455	442	774	30
Subtotal	219,850	2,465	84,908	470

Corporate bonds
0-6 Months	35,620	464	29,870	160
7-12 Months	21,288	377	16,069	189
> 12 Months	13,985	391	4,803	170
Subtotal	70,893	1,232	50,742	519

Total Fixed Maturities	$590,741	$6,974	$324,801	$2,779

Equity securities - common stocks
0-6 Months	$5,041	$437	$3,779	$23
7-12 Months	1,528	105	892	65
> 12 Months	803	205	—	—

Total Equity Securities	$7,372	$747	$4,671	$88

We analyze the unrealized losses quarterly to determine if any are other-than-temporary.  The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at September 30, 2005.  Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	M oody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$6,585	94%	$568,385	96%
2	BBB	Baa	389	6%	22,356	4%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
		Total	$6,974	100%	$590,741	100%

At September 30, 2005, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB—” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at September 30, 2005 are shown in the following table:

	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$703	10%	$99,535	17%
Due after one year through five years	1,894	27%	139,293	24%
Due after five years through ten years	570	8%	51,592	9%
Due after ten years	1,342	19%	80,471	14%
Mortgage- and asset-backed securities	2,465	36%	219,850	36%

Total fixed income securities	$6,974	100%	$590,741	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 5.0 years.

Our realized capital gains and losses for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	($ in thousands)

Fixed maturities:
Gains	$440	$271	$1,699	$1,935
(Losses)	(288)	(45)	(1,245)	(1,760)
	152	226	454	175
Equity securities:
Gains	192	45	607	511
(Losses)	—	—	(134)	(98)
	192	45	473	413

Net realized capital gains	$344	$271	$927	$588

The following table details realized losses in excess of $200,000 from sales and impairments during the first nine months of 2005 and 2004 and the related circumstances giving rise to the loss:

# of Months
Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	September 30, 2005	(Loss)	Amortized Cost
($ in thousands)

Nine months ended September 30, 2005 and 2004:

None

Reinsurance Recoverables

We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, to maintain desired ratios of net written premium to statutory surplus and to stabilize loss ratios and underwriting results.  Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement.  Hurricanes Katrina and Rita increased our reinsurance recoverables significantly which increased our credit risk.

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

An allowance for doubtful recoveries is maintained for any amounts considered to be uncollectible. At September 30, 2005 and December 31, 2004, we had allowances for uncollectible reinsurance of $32.1 million and $32.4 million, respectively.  The allowances include $25.7 million for uncollectible reinsurance as a result of loss reserves established in 2003 for asbestos exposures on marine and aviation business written mostly prior to 1986.  Charges (recoveries) for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were ($505,000) and $80,000 for the three months ended September 30, 2005 and 2004, respectively, and $109,000 and ($201,000) for the nine months ended September 30, 2005 and 2004, respectively.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources

Cash flow provided by operations was $167.9 million and $141.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the operating cash flow in the first nine months of 2005 compared to 2004 was primarily due to the increase in net written premium in combination with the receipt of an $8 million hull loss subrogation recovery collected on behalf of quota share reinsurers in the 2005 second quarter.  Operating cash flow was used primarily to acquire additional investment assets.

Payment of losses, including the losses from Hurricanes Katrina and Rita, reduce cash flow by the amount of the gross loss until the ceded portion of the loss can be collected from the reinsurers.

Invested assets and cash increased to $1.0 billion at September 30, 2005 from $854.9 million at December 31, 2004. The increase was primarily due to the positive cash flow.  Net investment income was $9.2 million and $6.9 million for the three months ended September 30, 2005 and 2004, respectively, and $25.8 million and $19.4 million for the nine months ended September 30, 2005 and 2004, respectively.

The approximate annualized pre-tax investment yields of the portfolio, excluding net realized capital gains and losses, for both the 2005 third quarter and nine month period were 3.8% compared to 3.5% for both comparable 2004 periods, reflecting the prevailing interest rates. As of September 30, 2005 and December 31, 2004, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At September 30, 2005, the weighted average rating of our fixed maturity investments was ‘‘AA’’ by Standard & Poor’s and ‘‘Aa’’ by Moody’s. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At September 30, 2005, our portfolio had an average maturity of 5.4 years and duration of 4.0 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks.  The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd’s Syndicate 1221 which is denominated in British pounds.  At September 30, 2005, letters of credit with an aggregate face amount of $77.4 million were issued under the credit facility.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company.  The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios.  Cash dividends to shareholders are limited to $2.5 million per year.  No dividends have been declared or paid through September 30, 2005.  At September 30, 2005, we were in compliance with all covenants.

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

At September 30, 2005, our consolidated stockholders’ equity was $332.9 million or $26.02 per share compared to $328.6 million or $25.96 per share at December 31, 2004. The increase was primarily due to net income of $8.3 million for the nine months ended September 30, 2005.

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

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2004, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2005 without prior regulatory approval was $23.6 million.  Navigators Insurance Company paid $3.0 million of dividends to the Company in the first nine months of 2005.

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

In October 2005, the Company completed an underwritten public offering of 3,795,000 shares of common stock at $34.50 per share including the over-allotment option, and received net proceeds of approximately $124 million.  Approximately $120 million of the net proceeds was contributed to the capital of Navigators Insurance Company of which $50 million was contributed to the capital of NIC Insurance Company.

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

None

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

The Navigators Group, Inc.
(Registrant)

Date: November 2, 2005	/s / Paul J. Malvasio
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