Form 10-K
period 2005-12-31
NAVIGATORS GROUP INC
filed 2006-02-27
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2005

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

                                                                                                               (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2005 was $315,338,000.

The number of common shares outstanding as of February 10, 2006 was 16,633,027.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2006 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

2  —   A N N U A L   R E P O R T   2 0 0 5

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

  •
  changing legal and social trends and inherent uncertainties in the loss estimation process that can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables, including our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;

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

  •
  weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers, including, without limitation, the impact of Hurricanes Katrina, Rita, and Wilma and the possibility that our estimates of losses from Hurricanes Katrina, Rita and Wilma will prove to be materially inaccurate;

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

A N N U A L   R E P O R T   2 0 0 5  —   3

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

Part I

Item 1. BUSINESS

General

    The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The terms "we", "us", "our" and "the Company" as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term "Parent" or "Parent Company" is used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company consists of insurance company operations, insurance underwriting agencies and operations at Lloyd's of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors' liability coverages. We conduct operations through our insurance company subsidiaries, our underwriting agencies (the "Navigators Agencies") and our operations at Lloyd's of London (the "Lloyd's Operations"). Our insurance company subsidiaries (the "Insurance Companies") consist of Navigators Insurance Company, which includes a United Kingdom Branch (the "U.K. Branch"), and NIC Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company (collectively referred to as the "Insurance Companies"). The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for the Insurance Companies. Our Lloyd's Operations include Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") underwriting agency which manages Lloyd's Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd's corporate members.

Marine Insurance

    Our marine insurance business is conducted both through our Insurance Companies and our Lloyd's Operations. Navigators Insurance Company has obtained marine business through participation with other unaffiliated insurers in a marine insurance pool managed by the Navigators Agencies. Navigators Insurance Company participated in this marine insurance pool since 1983, when the company was formed. The composition of the pool and the level of participation of each member changed from time to time. Navigators Insurance Company's net participation in the marine pool for the 2005 underwriting year was 85% compared to an 80% participation in the marine pool for the 2004 and 2003 underwriting years. Commencing with the 2006 underwriting year, the marine pool was eliminated and, therefore, all of the marine business generated by the Navigators Agencies will be exclusively for Navigators Insurance Company.

4  —   A N N U A L   R E P O R T   2 0 0 5

    Within Navigators Insurance Company's marine business, there are a number of different product lines. The largest is marine liability, which protects business from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We insure the physical damage to offshore oil platforms along with other offshore operations related to oil exploration and production. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damages to goods in the course of transit, whether by water, air or land. During 2004, our U.K. Branch commenced writing primary marine P&I, or protection and indemnity business. This complements our marine liability business, which is generally written above the primary layer on an excess basis. Commencing in 2005 we also began to insure customs bonds.

    The Navigators Agencies received management fee commissions on the gross marine premium earned and are entitled to receive a 20% profit commission on the net underwriting profits of the pool. The Navigators Agencies received management fee commissions equal to 8.75% of the gross premium earned on marine insurance written by the pool for the 2005 underwriting year and 7.5% for the prior underwriting years. The Navigators Agencies' offices writing marine business are located in major insurance or port locations in Chicago, Houston, London, New York, San Francisco and Seattle.

    We participate in the marine and related insurance lines of the Lloyd's market through NUAL, which manages Lloyd's Syndicate 1221. The majority of Lloyd's Syndicate 1221's capacity is provided by Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd., which are wholly-owned subsidiaries of the Company. We provided 97.5%, 97.4% and 97.4% of Syndicate 1221's capacity for the 2005, 2004 and 2003 underwriting years, respectively. In the third quarter of 2005, we purchased the remaining 2.5% of Syndicate 1221's capacity which will give us the ability to provide 100% of Syndicate 1221's capacity in the 2006 and subsequent underwriting years. Navigators Insurance Company reinsured 15.4% of our Syndicate 1221 2003 underwriting year capacity through the utilization of quota share retrocession agreements with third party reinsurers who provide letters of credit used as collateral at Lloyd's. Our share of the premiums, losses and expenses from Lloyd's Syndicate 1221 is included in our consolidated results. The largest product line within our Lloyd's marine business is currently cargo and specie, and the other significant product lines include marine liability, offshore energy, bluewater hull, and assumed reinsurance of other marine insurers on an excess of loss basis. Our regional agency operation, Navigators Underwriting Limited, generates cargo and engineering business primarily in the Manchester area of England, which is not traditionally served by Lloyd's of London. In January 2005, we formed Navigators NV, a wholly-owned subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and produces transport liability, cargo and marine liability business on behalf of Syndicate 1221. In late 2005, Navigators NV began to produce similar business for Navigators Insurance Company.

Specialty

    Navigators Specialty, a division of one of the Navigators Agencies, was acquired in 1999 and primarily writes general liability insurance focusing on small general and artisan contractors and other targeted commercial risks, mostly in California. We have developed underwriting and claims expertise in this niche which we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverages provided to larger contractors who work on condominiums, cooperative developments and other large housing developments. Many former competitors that lacked the expertise to selectively underwrite in this niche have been forced to withdraw from the market in the past several years, at a time when demand for coverage has remained, which we believe has given us the opportunity to selectively expand our underwriting in this area. As part of assessing the profit potential of our various lines of business, as well as the overall amount of business that we are prepared to write in this specific line, in early 2003 we began to

A N N U A L   R E P O R T   2 0 0 5  —   5

reduce the number of policies covering small artisan contractors and continue to redirect our capacity to general contractors as well as to medium-sized artisan contractors. This shift in our business mix is consistent with our approach of emphasizing underwriting profit over market share. Commencing in 2005, we expanded our product line in this area by writing a limited number of construction wrap-up policies which are general liability policies for owners and developers of larger residential homes.

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

    Beginning in late 2002, Navigators Specialty also began producing surety business from our Midwest office. Surety bonds guarantee the performance of a specific contractual or statutory obligation, such as completion of a contractor's work on a publicly funded project. Our surety focus was providing bid, performance and payment bonds for small to medium size contractors generally requiring bonds for individual projects of $2 million or less. During 2004, our gross written premium for surety business approximated $5 million. Commencing in March 2005, the Company discontinued its surety business unit given the competitive market conditions and current inability to purchase cost- effective reinsurance protection.

    During 2005 Navigators Specialty expanded its presence in the hospitality business by writing general liability insurance which includes liquor law liability coverage for commercial establishments such as bars, restaurants and night clubs and commenced writing a limited amount of first party personal lines business.

Professional Liability

    We commenced underwriting professional liability insurance in the fourth quarter of 2001 after attracting a team of experienced professionals. This business is produced through Navigators Pro, a division of one of the Navigators Agencies. We believe that a compelling market opportunity exists in this line due to demand for directors and officers liability insurance from independent board members serving as directors of publicly traded corporations resulting from their increased exposure after the passage of the Sarbanes-Oxley Act of 2002. This has led to increased class action litigation activity involving potential large losses related to alleged mismanagement by directors and officers. Our principal product in this division is directors and officers liability, which we offer for both privately held and small to mid-size publicly traded corporations. With respect to public corporations, we currently target corporations with a market capitalization of $2 billion or less for this business. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability clients. In 2002, we began offering employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers professional liability is law firms comprised of 150 or fewer attorneys. Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors. In 2005, we commenced writing professional liability coverages for architects and engineers in our Insurance Companies and international directors and officer liability business in our Syndicate Operations.

6  —   A N N U A L   R E P O R T   2 0 0 5

Engineering and Construction

    The Lloyd's Operations write engineering and construction business consisting of coverage for construction projects including damage to machinery and equipment and loss of use due to delays. We believe this coverage, together with the cargo coverage provided through our Lloyd's Operations' marine business, provides our policyholders with risk management protection for key exposures throughout a project's construction and operation.

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

    An allowance for doubtful recoveries is maintained for any amounts considered to be uncollectible. At December 31, 2005, 2004 and 2003, we had allowances for uncollectible reinsurance of $33,143,000, $32,439,000 and $33,068,000, respectively. Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $1,387,000, $1,959,000 and $27,551,000 for 2005, 2004 and 2003, respectively. The 2003 charges included $25,700,000 for uncollectible reinsurance as a result of loss reserves established for asbestos exposures on marine and aviation business written mostly prior to 1986.

A N N U A L   R E P O R T   2 0 0 5  —   7

    The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium (constituting approximately 77% of our total recoverables) together with the collateral held by us at December 31, 2005, and the reinsurers' financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
Reinsurer	Unearned Premium	Unpaid/Paid Losses	Total	Collateral(1) Held	Rating & Rating Agency
	($ in millions)
Folksamerica Reinsurance Company	$19.1	$142.1	$161.2	$36.6	A	AMB (2)
General Reinsurance Corporation	8.8	96.4	105.2	7.1	A++	AMB
Swiss Reinsurance America Corporation	5.8	86.1	91.9	6.4	A+	AMB
GE Reinsurance Corporation	3.4	61.3	64.7	3.2	A	AMB
Allianz Marine & Aviation Vers	0.6	50.8	51.4	2.3	A-	S&P (3)
Swiss Reinsurance Company (UK) Ltd	7.7	35.5	43.2	3.2	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	6.6	33.5	40.1	9.5	A+	AMB
Transatlantic Reinsurance Company	10.8	26.5	37.3	8.1	A+	AMB
Everest Reinsurance Company	12.0	24.5	36.5	8.2	A+	AMB
Arch Reinsurance Company	8.4	28.0	36.4	4.1	A-	AMB
Converium AG	3.1	23.9	27.0	7.5	B++	AMB
National Liability & Fire Insurance Company	3.9	22.5	26.4	2.0	A++	AMB
Platinum Underwriters Re	4.3	19.1	23.4	2.2	A	AMB
Partner Reinsurance Company of the U.S	3.5	19.1	22.6	2.3	A+	AMB
Lloyd's Syndicate # 958	1.5	20.2	21.7	1.3	A	AMB
Arch Reinsurance Limited	4.0	14.9	18.9	17.9	A-	AMB
QBE Int'L Insurance Ltd	0.5	18.3	18.8	4.3	A+	S&P
Employers Mutual Casualty Company	2.9	15.7	18.6	18.6	A-	AMB
XL Re. Ltd	2.6	15.5	18.1	8.4	A+	AMB
Quanta Reinsurance Limited	1.7	16.3	18.0	14.1	A-	AMB
All others	25.1	245.9	271.0	97.5

	$136.3	$1,016.1	$1,152.4

(1)
Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd's Operations.

(2)
A.M. Best

(3)
Standard & Poor's

    The largest portion of the Company's collateral consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. Such regulation requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of

8  —   A N N U A L   R E P O R T   2 0 0 5

credit and an "evergreen" clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners ("NAIC") may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counter-party to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counter-party bank in the event such counter-party bank becomes unqualified and the reinsurer experiences significant financial deterioration or becomes insolvent. Under such circumstances, the Company could incur a substantial loss from uncollectible reinsurance from such reinsurer.

    Approximately $448.7 million of the reinsurance recoverables for unpaid and paid losses at December 31, 2005 are due from reinsurers as a result of Hurricanes Katrina and Rita.

    Also included in reinsurance recoverable for unpaid and paid losses is approximately $26.5 million due from reinsurers in connection with our asbestos exposures of which $15.4 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account). Approximately 80% of the reinsurance recoverable balances emanating from asbestos exposures, including the remaining amount due from Equitas, will be due and payable to the Company over the next two years.

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

    Loss reserves are established by our Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information, in part on the basis of industry experience and in part on the basis of the judgment of our senior corporate officers. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.

    Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including

A N N U A L   R E P O R T   2 0 0 5  —   9

trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Based on this review, we make a best estimate of our ultimate liability. We do not establish a range of loss estimates around the best estimate we use to establish our reserves and loss adjustment expenses. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period's income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

    Another factor related to reserve development is that we record those premiums which are reported to us through the end of each calendar year and accrue estimates for premiums and loss reserves where there is a time lag between when the policy is bound and the recording of the policy. A substantial portion of the estimated premium is from international business where there can be significant time lags. To the extent that the actual premium varies from estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

    The following table presents an analysis of losses and loss adjustment expenses for each year in the three-year period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Net reserves for losses and loss adjustment expenses at beginning of year	$463,788	$374,171	$264,647

Provision for losses and loss adjustment expenses for claims occurring in the current year	239,429	179,094	151,940
Lloyd's Operations—reinsurance to close	7	12,756	514
Increase (decrease) in estimated losses and loss adjustment expenses for claims occurring in prior years	(3,781)	(3,836)	58,635

Incurred losses and loss adjustment expenses	235,655	188,014	211,089

Losses and loss adjustment expenses paid for claims occurring during:
Current year	(23,486)	(18,363)	(17,180)
Prior years	(96,981)	(80,034)	(84,385)

Total losses and loss adjustment expenses paid	(120,467)	(98,397)	(101,565)

Net reserves for losses and loss adjustment expenses at end of year	578,976	463,788	374,171

Reinsurance receivables on unpaid losses and loss adjustment expenses	979,015	502,329	350,441

Gross reserves for losses and loss adjustment expenses at end of year	$1,557,991	$966,117	$724,612

The segment breakdown of prior year reserve deficiency (redundancy) was as follows:
Insurance Companies	$(2,582)	$2,830	$61,476
Lloyd's Operations	(1,199)	(6,666)	(2,841)

Total	$(3,781)	$(3,836)	$58,635

10  —   A N N U A L   R E P O R T   2 0 0 5

    The $2.6 million net redundancy recorded in 2005 for claims occurring in prior years for the Insurance Companies includes prior year savings of $3.0 million for professional liability business, $1.6 million for business assumed from our Lloyd's Operations and $0.8 million for run-off business, partially offset by deficiencies of $1.9 million for marine business and $0.9 million for specialty business.

    The $2.8 million net deficiency recorded in 2004 for claims occurring in prior years for the Insurance Companies includes approximately $4.8 million for marine business, $2.3 million for specialty business and $0.7 million for run-off business, partially offset by $2.8 million of prior year savings for professional liability business and $2.2 million for business assumed from our Lloyd's Operations.

    The $61.5 million net deficiency recorded in 2003 for claims occurring in prior years for the Insurance Companies includes approximately $32.5 million recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business), as well as deficiencies for other exposures of $22.2 million recorded for specialty business (mostly for our California contractors liability business), approximately $4.0 million for marine business and $2.8 million for other run-off business. The additional asbestos and environmental charges include $25.7 million of uncollectible reinsurance.

    The following table presents the development of the loss and LAE reserves for 1995 through 2005. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The "Reserves for losses and LAE re-estimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

    The table allocates losses and loss adjustment expenses reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1997 and was not reported until 1999, the amount of such loss will appear as a deficiency in both 1997 and 1998. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

    The increase in gross incurred losses on the Company's 2005 and 2004 balance sheets primarily relates to incurred losses for events occurring in 2005 and 2004, respectively. Approximately 80% of the 2005 increase in the gross loss reserves and 91% of the 2005 increase in reinsurance recoverables relate to Hurricanes Katrina and Rita. With the recording of these losses, the Company assessed its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.

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

A N N U A L   R E P O R T   2 0 0 5  —   11

	Year Ended December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	($ in thousands)
Net reserves for losses and LAE	$138,761	$132,558	$139,841	$150,517	$170,530	$174,883	$202,759	$264,647	$374,171	$463,788	$578,976
Reserves for losses and LAE re-estimated as of:
One year later	136,309	131,524	136,458	159,897	165,536	180,268	209,797	323,282	370,335	460,007
Two years later	134,324	127,901	138,991	149,741	160,096	183,344	266,459	328,683	360,964
Three years later	131,658	126,457	129,592	142,229	156,322	232,530	266,097	321,213
Four years later	131,018	117,388	123,038	138,495	194,924	227,554	256,236
Five years later	122,845	113,078	121,208	176,226	190,830	218,982
Six years later	119,453	108,720	158,195	172,688	185,075
Seven years later	116,398	146,485	155,607	169,294
Eight years later	153,368	144,159	154,299
Nine years later	152,798	143,405
Ten years later	149,524
Net cumulative redundancy (deficiency)	(10,763)	(10,847)	(14,458)	(18,777)	(14,545)	(44,099)	(53,477)	(56,566)	13,207	3,781
Net cumulative paid as of:
One year later	39,741	32,416	41,798	38,976	43,301	53,646	64,785	84,385	80,034	96,981
Two years later	59,397	59,796	64,301	63,400	71,535	91,352	112,746	133,911	140,644
Three years later	78,821	71,420	74,588	79,218	88,570	114,449	138,086	170,236
Four years later	87,876	77,593	81,480	89,913	101,667	127,961	159,042
Five years later	92,189	81,468	89,066	100,314	108,146	141,384
Six years later	95,313	85,823	96,203	103,823	116,752
Seven years later	98,497	91,399	98,170	109,771
Eight years later	103,510	92,660	101,980
Nine years later	104,525	95,873
Ten years later	106,872
Gross liability-end of year	273,854	269,601	278,432	342,444	391,094	357,674	401,177	489,642	724,612	966,117	1,557,991
Reinsurance recoverable	135,093	137,043	138,591	191,927	220,564	182,791	198,418	224,995	350,441	502,329	979,015

Net liability-end of year	138,761	132,558	139,841	150,517	170,530	174,883	202,759	264,647	374,171	463,788	578,976
Gross re-estimated latest	330,144	321,835	339,443	383,343	428,410	461,644	508,749	617,766	680,707	925,257
Re-estimated recoverable latest	180,620	178,430	185,144	214,049	243,335	242,662	252,513	296,553	319,743	465,250

Net re-estimated latest	149,524	143,405	154,299	169,294	185,075	218,982	256,236	321,213	360,964	460,007
Gross cumulative redundancy (deficiency)	(56,290)	(52,234)	(61,011)	(40,899)	(37,316)	(103,970)	(107,572)	(128,124)	43,905	40,860

12  —   A N N U A L   R E P O R T   2 0 0 5

    The following tables identify the approximate gross and net cumulative redundancy (deficiency) at each year-end balance sheet date for the Insurance Companies and Lloyd's Operations contained in the preceding ten year table:

Gross Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year Ended	Grand Total	Excluding Asbestos	Total	Asbestos	All Other	Lloyd's Operations
	($ in thousands)
2004	$40,860	$23,451	$29,119	$17,409	$11,710	$11,741
2003	43,905	27,679	31,178	16,226	14,952	12,727
2002	(128,124)	(66,513)	(127,688)	(61,611)	(66,077)	(436)
2001	(107,572)	(45,604)	(102,573)	(61,968)	(40,605)	(4,999)
2000	(103,970)	(41,754)	(75,849)	(62,216)	(13,633)	(28,121)
1999	(37,316)	25,011	(21,213)	(62,327)	41,114	(16,103)
1998	(40,899)	21,275	(27,266)	(62,174)	34,908	(13,633)
1997	(61,011)	(7,462)	(59,396)	(53,549)	(5,847)	(1,615)
1996	(52,234)	6,938	(52,234)	(59,172)	6,938	—
1995	(56,290)	3,170	(56,290)	(59,460)	3,170	—

Net Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year Ended	Grand Total	Excluding Asbestos	Total	Asbestos	All Other	Lloyd's Operations
	($ in thousands)
2004	$3,781	4,310	2,582	$(529)	3,111	$1,199
2003	13,207	14,141	838	(934)	1,772	12,369
2002	(56,566)	(23,952)	(60,444)	(32,614)	(27,830)	3,878
2001	(53,477)	(20,715)	(53,244)	(32,762)	(20,482)	(233)
2000	(44,099)	(11,243)	(34,621)	(32,856)	(1,765)	(9,478)
1999	(14,545)	18,416	(12,855)	(32,961)	20,106	(1,690)
1998	(18,777)	14,147	(14,331)	(32,924)	18,593	(4,446)
1997	(14,458)	18,483	(11,712)	(32,941)	21,229	(2,746)
1996	(10,847)	22,186	(10,847)	(33,033)	22,186	—
1995	(10,763)	22,417	(10,763)	(33,180)	22,417	—

    The 2004 consolidated grand total gross cumulative reserve redundancy of $40.9 million consisted of prior year savings of $29.1 million from the Insurance Companies and $11.7 million from marine and energy business written by the Lloyd's Operations. The Insurance Company's 2004 gross loss reserve redundancy of $29.1 million included prior year savings of $17.4 million for the reduction of asbestos liabilities principally due to the settlement of two large claims coupled with a reevaluation of our remaining asbestos exposures and prior year net savings of $11.7 million principally from our professional

A N N U A L   R E P O R T   2 0 0 5  —   13

liability business. Such 2004 gross loss reserve savings were also the principal contribution to the 2003 gross loss reserve savings of $31.2 million for the Insurance Companies.

    The 2004 consolidated grand total net cumulative reserve redundancy of $3.8 million was generated mostly from the professional liability business written by the Insurance Companies and the marine and energy business written by the Lloyd's Operations partially offset by prior year deficiencies for the marine and specialty lines of business written by the Insurance Companies.

    The 2003 grand total net cumulative reserve redundancy of $13.2 million was principally generated from the marine and energy business written by the Lloyd's Operations which had cumulative gross and net redundancies of $12.7 million and $12.4 million, respectively.

    The 2002 consolidated grand total gross and net cumulative reserve deficiencies of $128.1 million and $56.6 million, respectively, were generated mostly from reserve actions taken in the 2003 fourth quarter for Navigators Insurance Companies as follows:

  Gross and net asbestos loss reserves were increased $77.6 million and $31.6 million, respectively as a result of a review of asbestos exposures conducted by the Company as discussed under the caption: "Asbestos Liability" below. This gross asbestos loss deficiency was subsequently reduced by $17.4 million during 2005. Such cumulative gross and net deficiency amounts are also contained in all years prior to 2002 in the above table since the increased reserves relate primarily to policies underwritten by Navigators Agencies in the late 1970's and first half of the 1980's.

  Gross and net specialty liability business reserves were increased by $52.3 million and $22.2 million, respectively, mostly for our California contractors liability business written during 1999 to 2002 in reaction to loss development trends for those years. Such amounts are contained in the Insurance Companies 'All Other' column. Approximately $39.5 million, $24.9 million and $16.7 million of the gross specialty reserve increase and $20.7 million, $12.4 million and $9.4 million of the net specialty reserve increase recorded in 2003 are contained, respectively, in the 2001, 2000 and 1999 cumulative amounts in the above table in the Insurance Companies 'All Other' column.

    The remaining gross and net cumulative reserve deficiency for the Insurance Companies in the 'All Other' column for the years 2002 through 2000 is mostly from the marine and run-off lines of business recorded over several years that was not related to any specific reserve action.

    The 2000 Lloyd's Operations' gross and net cumulative reserve deficiency of $28.1 million and $9.5 million, respectively, resulted from our Lloyd's Operations establishing reserves against premiums from prior years which were received in excess of our original premium estimates and strengthening the Lloyd's reserves related to the 1999 underwriting year. Such amounts also affected the 1999 and 1998 year-end reserves for the Lloyd's Operations in the above table.

    The 1997 gross cumulative deficiency of $5.8 million for the Insurance Companies in the 'All Other' column mostly resulted from adverse development in the onshore energy business and from one large 1989 claim from a run-off book of business which also adversely affected the years prior to 1997.

    For each of the years 1999 through 1995, exclusive of the 2003 asbestos and environmental reserves strengthening, the Company experienced net cumulative reserve redundancies on a consolidated basis principally due to favorable development from marine business.

    The adverse development on our gross reserves has mostly been ceded to our excess of loss reinsurance treaties. As a result of these reinsurance arrangements, while our gross losses and related reserve deficiencies and redundancies are very sensitive to

14  —   A N N U A L   R E P O R T   2 0 0 5

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

    Specialty Liability and Professional Liability.    Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to California construction defect claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. We had 1,012 open claims on our specialty construction liability policies at December 31, 2005 compared to 1,028 at December 31, 2004.

    The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. The substantial majority of our claims-made policies provide coverage for one year periods. The Company has also issued a limited number of multi-year claims-made professional liability policies known as "tail coverage" that provide for insurance protection for wrongful acts prior to the run-off date. Such multi-year policies provide insurance protection for several years.

    Loss development of our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature. There were 638 professional liability claims open at December 31, 2005 compared to 337 at December 31, 2004.

A N N U A L   R E P O R T   2 0 0 5  —   15

    The following tables set forth our net loss and LAE loss reserves for our specialty liability and professional liability businesses as of December 31, 2005 and 2004:

	December 31, 2005
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Specialty construction liability	$25,329	$141,078	$166,407	84.8%
Professional liability	6,142	28,079	34,221	82.1%

Total	$31,471	$169,157	$200,628	84.3%

	December 31, 2004
Type of Business	Net Reported Reserves	Net IBNR	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Specialty construction liability	$21,338	$110,263	$131,601	83.8%
Professional liability	1,166	17,835	19,001	93.9%

Total	$22,504	$128,098	$150,602	85.1%

    Asbestos Liability.    Our exposure to asbestos liability principally stems from marine liability insurance written on an occurrence basis during the mid-1980s. In general, our participation on such risks is in the excess layers, which requires the underlying coverage to be exhausted prior to coverage being triggered in our layer. In many instances we are one of many insurers who participate in the defense and ultimate settlement of these claims, and we are generally a minor participant in the overall insurance coverage and settlement.

    The reserves we have established for asbestos exposures at December 31, 2005 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement to be paid over two years; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement will be paid over seven years starting in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time.

    The Company has now settled the four large asbestos claims where excess policy limits were exposed to class action suits which gave rise to the reserve action taken in 2003 described below. The Company believes that there are no remaining known claims where it would suffer a material loss as a result of excess policy limits being exposed to class action suits for insureds involved in the manufacturing or distribution of asbestos products. There can be no assurances, however, that material loss development may not arise in the future from existing asbestos claims or new claims given the evolving and complex legal environment that may directly impact the outcome of the asbestos exposures of our insureds.

    Substantially all of our asbestos liability reserves are included in our marine loss reserves.

16  —   A N N U A L   R E P O R T   2 0 0 5

    The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Gross of Reinsurance
Beginning reserve	$78,421	$78,472	$813
Incurred loss & LAE	(17,409)	1,183	77,837
Calendar year payments	4,174	1,234	178

Ending gross reserves	$56,838	$78,421	$78,472

Gross case loss reserves	$48,958	$26,276	$2,202
Gross IBNR loss reserves	7,880	52,145	76,270

Ending gross reserves	$56,838	$78,421	$78,472

Net of Reinsurance
Beginning reserve	$31,394	$32,083	$441
Incurred loss & LAE	529	405	31,680
Calendar year payments	1,551	1,094	38

Ending net reserves	$30,372	$31,394	$32,083

Net case loss reserves	$22,669	$9,904	$1,199
Net IBNR loss reserves	7,703	21,490	30,884

Ending net reserves	$30,372	$31,394	$32,083

    In the fourth quarter of 2003, Navigators Insurance Company increased its gross and net asbestos reserves for losses by $77.6 million and $31.6 million, respectively. As a result, gross and net incurred losses increased by the amount of the respective reserve increase. The $31.6 million of net asbestos losses includes $25.7 million of uncollectible reinsurance.

    The 2003 reserve action was the result of a review of asbestos-related exposures conducted by the Company. The Company's management was notified in late January 2004 that an asbestos claim for an insured would likely have to be settled for a significantly greater amount than previously anticipated. As a result of the unexpected adverse development on this individual claim, the Company retained a leading independent consulting firm in this area to assist in the identification of its potential exposure to asbestos claims from policies written directly for an insured as well as those reinsured to Navigators Insurance Company from prior members of the Company's insurance pools. The Company's increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970's and first half of the 1980's on behalf of members of the pool, consisting of excess liability on marine related business and aviation products liability, including policies subsequently assumed by Navigators Insurance Company pursuant to reinsurance arrangements with pool members who exited the pool. Following the Company's and the independent consulting firm's review, the Company increased its gross and net loss reserves for asbestos exposure to $78.5 million and $32.1 million, respectively, at December 31, 2003.

    With respect to its analysis of related potential reinsurance recoveries, the Company determined that the collectibility of $25.7 million of reinsurance coverage for its business with asbestos exposure was doubtful for a number of reasons, including in large part that certain reinsurers providing coverage for the Company in the mid-1980s had since become insolvent, were in run-off or otherwise were no longer active in the reinsurance business. The remaining $1.9 million increase in the allowance for

A N N U A L   R E P O R T   2 0 0 5  —   17

uncollectible reinsurance in 2003 was the result of the Company's ongoing assessment of reinsurance recoverables on its then-current business.

    To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the Company's allowance for uncollectible reinsurance would increase for the aforementioned reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the remaining portion of its historic gross asbestos exposure. Gross and net loss development for asbestos exposure was not significant in 2004 and 2005.

    Loss reserves for environmental losses generally consist of oil spill claims on marine liability policies written in the ordinary course of business. Loss reserves for such exposures are included in our marine loss reserves and not separately identified.

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

    The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government guaranteed and U.S. Federal Agency securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed-income portfolio rated below "A-" by Standard & Poor's ("S&P") or "A3" by Moody's shall not exceed 20% of the statutory surplus of the Insurance Companies. Securities rated below "BBB-" by S&P or "Baa3" by Moody's are not eligible to be purchased. Up to 15% of the statutory surplus of the Insurance Companies may be invested in equity securities that are actively traded on major U.S. stock exchanges. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

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

18  —   A N N U A L   R E P O R T   2 0 0 5

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

    The table set forth below reflects investments, the net investment income earned thereon and the related average yield for each of the years in the three-year period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Invested Assets and Cash
Insurance Companies	$934,448	$676,065	$562,997
Lloyd's Operations	230,432	172,472	122,299
Navigators Agencies	430	2,169	1,045
Parent Company	16,926	4,227	7,251

Consolidated	$1,182,236	$854,933	$693,592

Net Investment Income
Insurance Companies	$31,746	$24,119	$17,455
Lloyd's Operations	5,071	2,645	2,009
Navigators Agencies	8	8	22
Parent Company	244	23	64

Consolidated	$37,069	$26,795	$19,550

Average Yield (amortized cost basis)
Insurance Companies	4.25%	4.02%	4.26%
Lloyd's Operations	2.42%	1.72%	1.98%
Navigators Agencies	NM	0.69%	1.00%
Parent Company	2.93%	0.81%	3.28%
Consolidated	3.84%	3.54%	3.79%

    Average yields increased in 2005 due to market yields continuing to rise as monetary policy was further tightened by the Federal Reserve throughout 2005. During this period, the strong cash flows and net proceeds from the Company's October 2005 stock offering were being invested along with maturities, calls and redemptions. The primary reason why average yields on the Company's investments declined during 2004 is that market yields were decreasing through the first half of 2003 and then gradually started to rise as monetary policy began to tighten. During this period, the strong cash flow and net proceeds from the Company's October 2003 stock offering were being invested. Due to the lag between receiving funds and investing long term, short-term balances increased each year. Secondarily, the Company's investment strategy began to lean towards tax-exempt securities as the Company was exiting an AMT carry forward position. Generally, short term investments and tax exempt securities have lower pre-tax yields than the remainder of the Company's portfolio. These factors along with the reinvestment of maturities, calls and redemptions at the then prevailing interest rates, which were generally lower than the yields of such investments maturing, called or redeemed, resulted in decreases to the overall portfolio yield, but in-line with prevailing interest rates based on our portfolio mix.

A N N U A L   R E P O R T   2 0 0 5  —   19

    All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services. The following tables show our cash and investments as of December 31, 2005 and 2004:

December 31, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$244,890	$2,432	$(2,249)	$244,707
States, municipalities and political subdivisions	216,345	1,563	(2,115)	216,897
Mortgage- and asset-backed securities (excluding GNMAs)	358,062	758	(3,682)	360,986
Corporate bonds	164,816	2,115	(1,435)	164,136

Total fixed maturities (1)	984,113	6,868	(9,481)	986,726

Equity securities—common stocks	20,911	1,893	(649)	19,667
Cash and short-term investments	177,212	—	—	177,212

Total	$1,182,236	$8,761	$(10,130)	$1,183,605

(1)
Approximately 5.6% and 10.7% of total fixed maturities investments, at fair value, are direct or collateralized obligations, respectively, of FNMA and FHLMC.

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

(1)
Approximately 6.0% and 11.4% of total fixed maturities investments, at fair value, are direct or collateralized obligations, resepctively, of FNMA and FHLMC.

20  —   A N N U A L   R E P O R T   2 0 0 5

    At December 31, 2005 and 2004, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

    When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2005, 2004 or 2003.

    The following table summarizes all securities in an unrealized loss position at December 31, 2005 and December 31, 2004, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2005		December 31, 2004
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$66,229	$772	$97,338	$519
7-12 Months	52,994	690	33,916	283
> 12 Months	51,234	787	24,258	649

Subtotal	170,457	2,249	155,512	1,451

States, municipalities and political subdivisions
0-6 Months	82,167	696	18,966	94
7-12 Months	43,875	776	14,155	225
> 12 Months	24,786	643	518	20

Subtotal	150,828	2,115	33,639	339

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	184,145	1,847	64,598	208
7-12 Months	53,485	942	19,536	232
> 12 Months	52,115	893	774	30

Subtotal	289,745	3,682	84,908	470

Corporate bonds
0-6 Months	45,995	576	29,870	160
7-12 Months	9,109	202	16,069	189
> 12 Months	26,904	657	4,803	170

Subtotal	82,008	1,435	50,742	519

Total Fixed Maturities	$693,038	$9,481	$324,801	$2,779

A N N U A L   R E P O R T   2 0 0 5  —   21

Equity securities—common stocks
0-6 Months	$2,200	$167	$3,779	$23
7-12 Months	3,120	235	892	65
> 12 Months	756	247	—	—

Total Equity Securities	$6,076	$649	$4,671	$88

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

    The following table shows the composition by National Association of Insurance Commissioners ("NAIC") rating and the generally equivalent Standard & Poor's ("S&P") and Moody's ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2005. Not all of the securities are rated by S&P and/or Moody's.

			Unrealized Loss		Fair Value
NAIC Rating	Equivalent S&P Rating	Equivalent Moody's Rating	Amount	Percent to Total	Amount	Percent to Total
			($ in thousands)
1	AAA/AA/A	Aaa/Aa/A	$9,029	95%	$665,062	96%
2	BBB	Baa	452	5%	27,976	4%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

		Total	$9,481	100%	$693,038	100%

    At December 31, 2005, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having a NAIC rating of 1 or 2, a S&P rating of "BBB-" or higher, or a Moody's rating of "Baa3" or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

    The scheduled maturity dates for fixed maturity securities in an unrealized loss position at December 31, 2005 are shown in the following table:

	Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)
Due in one year or less	$973	9%	$106,705	15%
Due after one year through five years	2,531	27%	157,502	23%
Due after five years through ten years	1,013	11%	61,157	9%
Due after ten years	1,282	14%	77,929	11%
Mortgage- and asset-backed securities	3,682	39%	289,745	42%

Total fixed income securities	$9,481	100%	$693,038	100%

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage- and asset-backed securities are estimated to have an effective maturity of approximately 4.6 years.

22  —   A N N U A L   R E P O R T   2 0 0 5

    Our realized capital gains and losses were as follows:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Fixed maturities:
Gains	$1,932	$1,014	$2,012
(Losses)	(1,680)	(1,093)	(295)

	252	(79)	1,717

Equity securities:
Gains	1,149	1,489	673
(Losses)	(163)	(488)	(515)

	986	1,001	158

Net realized capital gains	$1,238	$922	$1,875

    The following table details realized losses in excess of $250,000 from sales and impairments during 2005, 2004 and 2003 and the related circumstances giving rise to the loss:

Date of Sale	Proceeds from Sale		Loss on Sale	Impairment	Holdings at December 31,	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost
	($ in thousands)
Year ended December 31, 2005:
None
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

A N N U A L   R E P O R T   2 0 0 5  —   23

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

    Under insolvency or guaranty laws in most states in which Navigators Insurance Company and NIC Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. Neither Navigators Insurance Company nor NIC Insurance Company was subject to any material assessments under state insolvency or guarantee laws during the three year period ended December 31, 2005.

    Navigators Insurance Company is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia and Puerto Rico. NIC Insurance Company is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer or meets the financial requirements where there is not a formal approval process in 48 other states and the District of Columbia.

    As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies are currently being examined for the years 2001 through 2004 by the New York Insurance Department.

    The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 2005, Navigators' Insurance Company results were outside the usual values for one of the IRIS ratios, Change in Policyholders' Surplus. Policyholders' surplus increased 51.3% with the maximum usual value being 50% as a result of the $120 million capital contribution from the Company. In addition, NIC Insurance Company had the same ratio outside of the usual values due to a $50 million capital contribution from Navigators Insurance Company. All of the business written by NIC Insurance Company is reinsured by Navigators Insurance Company.

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

24  —   A N N U A L   R E P O R T   2 0 0 5

all quotes received by a broker, and disclosures relating to agent-owned reinsurance arrangements. The model legislation has been adopted by some states and is being considered by others.

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

    On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, was enacted. TRIEA extends TRIA through December 31, 2007. The deductible for each insurer has been increased to 17.5% and 20% of direct earned premiums in 2006 and 2007, respectively. For losses in excess of an insurer's deductible, our participating insurers will retain an additional 10% and 15% of the excess losses in 2006 and 2007, respectively, with the balance to be covered by the Federal government up to an aggregate cap of $25 billion in 2006 and $27.5 billion in 2007.

    State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "risk-based capital" by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of risk-based capital. Based on calculations made by Navigators Insurance Company and NIC Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2005 statutory financial statements, Navigators Insurance Company and NIC Insurance Company have complied with the NAIC's risk-based capital reporting requirements.

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

A N N U A L   R E P O R T   2 0 0 5  —   25

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

United Kingdom

    Our United Kingdom subsidiaries and our Lloyd's Operations are subject to regulation by the Financial Services Authority, as established by the Financial Services and Markets Act 2000. Our Lloyd's Operations are also subject to regulation by the Council of Lloyd's. The Financial Services Authority has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd's syndicates, operating in the United Kingdom. Lloyd's operates under a self-regulatory regime arising under the Lloyd's Act 1982 and the Financial Services and Markets Act and has the power to set, interpret and change the rules which govern the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The Financial Services Authority monitors the Lloyd's market to ensure that managing agents' compliance with the systems and controls prescribed by Lloyd's enables those managing agents to comply with its relevant requirements. If it appears to the Financial Services Authority that either Lloyd's is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory sections or market requirements prescribed by Lloyd's, the Financial Services Authority may intervene at its discretion.

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

26  —   A N N U A L   R E P O R T   2 0 0 5

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

    Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members. The Council of Lloyd's has discretion to call or assess up to 3% of a member's underwriting capacity in any one year as a Central Fund contribution. In addition, Lloyd's has added a second tier of central assets to the existing central fund. The second tier is being built up through a compulsory interest bearing loan to the Society from the members. The Society invests the proceeds of the loans in assets eligible for Society solvency. The loans would be repaid on a rolling year basis as each year closes.

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

    No single insured or reinsured accounted for 10% or more of our gross written premium in 2005.

A N N U A L   R E P O R T   2 0 0 5  —   27

Employees

    As of December 31, 2005, the Company had 275 full-time employees of which 207 were located in the United States, 66 in the United Kingdom and two in Belgium.

Available Information on the Internet

    This report and all other filings made by the Company with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Further, the Company is an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The Company's website address is http://www.navg.com. Through its website at http://www.navg.com/finance/sec_filings.phtml), the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The Annual Report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

Item 1A. RISK FACTORS

    In addition to the items listed under "Note on Forward-Looking Statements," following are certain risk factors related to the Company.

Our business is concentrated in marine and energy and general liability insurance, and if market conditions change adversely, or we experience large losses in these lines, it could have a material adverse effect on our business.

    As a result of our strategy to focus on specialty products in niches where we have underwriting and claims handling expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the marine and specialty liability lines. For the year ended December 31, 2005, our marine and energy line accounted for approximately 56.5% of our gross written premiums and our specialty lines, consisting primarily of contractors' liability, accounted for approximately 27.0% of our gross written premiums. If our results of operations from either of these two lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.

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

28  —   A N N U A L   R E P O R T   2 0 0 5

We may not be successful in developing our new specialty lines which could cause us to experience losses.

    Since 2001, we have entered into a number of new specialty lines of business including professional liability, excess casualty, personal umbrella insurance, commercial automobile insurance, general liability for certain aspects of the hospitality industry and personal lines warranty coverage on underground fuel tanks excluding pollution coverage. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.

We may be unable to manage effectively our rapid growth in our lines of business, which may adversely affect our results.

    We have experienced substantial increases in premium in many of our lines of business over the past few years. For example, gross written premium in the specialty liability line increased 40.2% from 2004 to 2005, 14.4% from 2003 to 2004, 13.4% from 2002 to 2003 and 109.8% from 2001 to 2002 due to increased rates and underwriting more business. Gross written premium in the marine line for our insurance companies increased 11.1%, 7.1% and 9.6% in 2005, 2004 and 2003, respectively, due to an increase in premium rates resulting in higher premiums on new and renewal business, as well as underwriting new business. In addition, since late 2001 we have been underwriting several new lines of business, including professional liability, commercial automobile and personal umbrella insurance. In December 2004, we hired a group of experienced underwriters to expand our excess casualty business, particularly the commercial excess and umbrella liability business. We formed Navigators NV in January 2005, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and focuses on transport liability, cargo and marine liability business.

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

    We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques and judgment at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes, may affect the reserve estimation process. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the insurer. We

A N N U A L   R E P O R T   2 0 0 5  —   29

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

    Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary. Our longer tail business includes general liability, including California construction defect claims, as well as historical claims for asbestos exposures through our marine and aviation businesses and claims relating to our run-off businesses. Our professional liability business, though long tail with respect to settlement period, is produced on a claims-made basis (which means that the policy in-force at the time the claim is filed, rather than the policy in-force at the time the loss occurred, provides coverage) and is therefore, we believe, less likely to result in a significant time lag between the occurrence of the loss and the reporting of the loss. There can be no assurance, however, that we will not suffer substantial adverse prior period development in our business in the future.

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

    The operations of the marine pool also expose us to reinsurance credit risk from other participants in the marine pool on business written through the 2005 underwriting year. From 1998 through 2005, all business underwritten by the marine pool was written with Navigators Insurance Company as the primary insurer. Navigators Insurance Company then reinsured its exposure in the marine pool to the other participants based on their percentage participation. From 1983 until 1998, Navigators Insurance Company was the primary insurer for some of the pool business in excess of its participation amount. As a result of this arrangement, we remain primarily liable for claims arising out of those policies written by Navigators Insurance Company on behalf of the marine pool even if one or more of the other participants do not pay the claims they reinsured, which could have a material adverse effect on our business. The marine pool was eliminated beginning with the 2006 underwriting year.

30  —   A N N U A L   R E P O R T   2 0 0 5

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

    Ratings are a critical factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company and S&P. A.M. Best Company's and S&P's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best Company and S&P, and we cannot assure the continued maintenance of our current ratings. In October 2005, A.M. Best Company reaffirmed its "A" (Excellent) rating for Navigators Insurance Company and NIC Insurance Company. In February 2006, S&P reaffirmed its "A" (Strong) rating for Navigators Insurance Company and NIC Insurance Company.

    Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies

A N N U A L   R E P O R T   2 0 0 5  —   31

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

    The Lloyd's of London market is currently rated "A" (Excellent) by A.M. Best and "A" (Strong) by S&P. We believe that in the event that Lloyd's rating is downgraded below "A-" in the future, the downgrade could have a material adverse effect on our ability to underwrite business through our Lloyd's Operations and therefore on our financial condition or results of operations.

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

32  —   A N N U A L   R E P O R T   2 0 0 5

regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

    In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. The Terrorism Risk Insurance Act of 2002 ("TRIA") established a program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. As a result, we will be prohibited from adding certain terrorism exclusion clauses to the policies written by insurers in our group that write business in the U.S. While these insurers are protected by federally funded terrorism reinsurance as provided for in TRIA, there is a substantial deductible that must be met, the payment of which could have an adverse effect on our results of operations. Potential future changes to TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. TRIA, which expired at the end of 2005, was extended on December 22, 2005, when the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, was enacted. TRIEA extends TRIA through December 31, 2007. The deductible for each insurer has been increased to 17.5% and 20% of direct earned premiums in 2006 and 2007, respectively. For losses in excess of an insurer's deductible, our participating insurers will retain an additional 10% and 15% of the excess losses in 2006 and 2007, respectively, with the balance to be covered by the Federal government up to an aggregate cap of $25 billion in 2006 and $27.5 billion in 2007.

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

    We are exposed to claims arising out of catastrophes, particularly in our marine insurance line of business. We have experienced, and will experience in the future, catastrophe losses which may materially reduce our profitability or harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as the World Trade Center attack. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the

A N N U A L   R E P O R T   2 0 0 5  —   33

frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.

Item 1B. UNRESOLVED STAFF COMMENTS

    None.

Item 2. PROPERTIES

    Our New York underwriting office and certain executive offices are located at One Penn Plaza, New York, New York and occupied pursuant to a lease from an unaffiliated company which expires December 31, 2010.    Several of our subsidiaries and branches have noncancellable operating leases for their respective office locations including Chicago, Houston, New Haven, San Francisco, Seattle, London and Antwerp.

    In the first quarter of 2003, we leased additional space in Rye Brook, New York, from an unaffiliated company. Rye Brook is approximately 30 miles north of Manhattan. Our administrative, accounting and information technology staffs and certain executive officers are now located at our Rye Brook, New York office. Our lease for this space terminates in February 2013.

    In January 2000, we purchased an apartment in London to accommodate visitors to our London operations at a cost of approximately $820,000.

Item 3. LEGAL PROCEEDINGS

    The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

34  —   A N N U A L   R E P O R T   2 0 0 5

Part II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    The Company's common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

    The high, low and closing trade prices for the four quarters of 2005 and 2004 were as follows:

	2005			2004
	High	Low	Close	High	Low	Close
First Quarter	$33.80	$28.49	$33.15	$33.40	$27.40	$28.78
Second Quarter	$35.89	$30.42	$34.57	$29.95	$25.81	$28.89
Third Quarter	$38.45	$31.82	$37.32	$30.43	$26.75	$29.24
Fourth Quarter	$44.00	$34.50	$43.61	$30.40	$27.26	$30.11

    There were approximately 166 holders of record of shares of the Company's common stock as of December 31, 2005. However, management believes there are in excess of 1,000 beneficial owners of the stock.

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

Issuer Purchases of Equity Securities

    We have not repurchased any of our common stock during the fourth quarter of 2005.

A N N U A L   R E P O R T   2 0 0 5  —   35

Item 6. SELECTED FINANCIAL DATA

    The following table sets forth summary consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2005 derived from the Company's audited consolidated financial statements. See the Consolidated Financial Statements of the Company including notes thereto included herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands, except per share data)
Operating Information:
Gross written premium	$779,579	$696,146	$606,492	$447,838	$278,194
Net written premium	380,659	312,730	307,128	266,090	172,535
Net earned premium	338,551	310,995	277,651	222,104	150,244
Net investment income	37,069	26,795	19,550	18,058	19,354
Net realized capital gains	1,238	922	1,875	1,668	790
Total revenues	385,219	343,029	304,718	248,478	171,174
Income before income taxes	33,754	52,092	2,792	22,216	5,360
Net income	23,564	34,865	7,685	16,397	3,668
Net income per share:
Basic	$1.74	$2.77	$0.81	$1.94	$0.44
Diluted	$1.73	$2.74	$0.80	$1.89	$0.43
Average common shares (000s):
Basic	13,528	12,598	9,446	8,463	8,419
Diluted	13,657	12,715	9,585	8,676	8,547
Combined loss & expense ratio (1):
Loss ratio	69.6%	60.5%	76.0%	64.6%	70.7%
Expense ratio	31.3%	29.6%	28.0%	33.9%	33.0%

Total	100.9%	90.1%	104.0%	98.5%	103.7%
Balance Sheet Information (at end of year):
Total investments and cash	$1,182,236	$854,933	$693,592	$452,885	$333,090
Total assets	2,583,249	1,756,678	1,379,458	917,919	712,757
Gross loss and LAE reserves	1,557,991	966,117	724,612	489,642	401,177
Net loss and LAE reserves	578,976	463,788	374,171	264,647	202,759
Notes payable	—	—	—	14,500	19,000
Stockholders' equity	470,238	328,578	290,028	171,275	147,206
Common shares outstanding (000s)	16,617	12,657	12,535	8,486	8,427
Book value per share (2)	$28.30	$25.96	$23.14	$20.18	$17.47
Statutory surplus of Navigators Insurance Company	$356,484	$235,561	$210,324	$128,543	$115,126

(1)
Calculated based on earned premium.

(2)
Calculated as stockholders' equity divided by actual shares outstanding as of the date indicated.

36  —   A N N U A L   R E P O R T   2 0 0 5

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see "Note on Forward-Looking Statements" and "Risk Factors" for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

Overview

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors' liability coverages. We conduct operations through the Insurance Companies, the Navigators Agencies and our Lloyd's Operations. The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch, and NIC Insurance Company which writes excess and surplus lines. The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce business for the Insurance Companies and unaffiliated insurers. Our Lloyd's Operations include NUAL, a Lloyd's marine underwriting agency which manages Lloyd's Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd's corporate members.

    While management takes into consideration a wide range of factors in planning the Company's business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management's assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on managing the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management's outlook for our operations. Our insurance company subsidiaries' operations and ability to grow their business and take advantage of market opportunities are particularly constrained by regulatory capital requirements and rating agency assessments of capital adequacy. For example, we contributed $120.0 million of the approximately $123.8 million in net proceeds we received from our October 2005 equity offering and we contributed $95.0 million of the approximately $110.8 million in net proceeds we received from our October 2003 equity offering to the statutory surplus of Navigators Insurance Company in order to position the Company to be able to capitalize on domestic and international insurance business opportunities that management believes will be profitable.

    The discussions that follow include tables, which contain both our consolidated and segment operating results for each of the years in the three—year period ended December 31, 2005. In presenting our financial results we have discussed our performance with reference to underwriting results which is a non-GAAP measure and the related combined ratio which is another non-GAAP measure of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from premiums earned, less net losses and LAE, commission expense and other operating expenses related to underwriting activities. The combined ratio is derived by taking such net losses and LAE and expenses divided by earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

A N N U A L   R E P O R T   2 0 0 5  —   37

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

    Over the past three years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of substantial insurance industry losses resulting from Hurricanes Katrina and Rita in August and September of 2005, the marine insurance market is experiencing diminished capacity and rate increases, particularly for the Gulf of Mexico offshore energy line of business. Specialty liability losses, particularly from our California construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market. Rates for the California construction liability business leveled off in the first six months and began to decline in the second half of 2005 after rate increases in 2004 and 2003. In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. These conditions resulted in rate increases in 2002 and 2003 as well as an overall improvement in policy terms and conditions for our professional liability line of business. The professional liability renewal business written by the Company experienced low single digit premium rate decreases in 2004 and relatively level rates in 2005.

    Our business is cyclical and influenced by many factors. These factors include price competition, the availability and cost of reinsurance, economic conditions, interest rates, weather-related events and other catastrophes including natural and man-made disasters (for example hurricanes and terrorism), state regulations, court decisions and changes in the law. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition. Additionally, because our insurance products must be priced, and premiums charged, before costs have fully developed, our liabilities are required to be estimated and recorded in recognition of future loss and settlement obligations. Due to the inherent uncertainty in estimating these liabilities, we cannot assure you that our actual liabilities will not exceed our recorded amounts.

    For additional information regarding our business, see "Business—General."

38  —   A N N U A L   R E P O R T   2 0 0 5

Catastrophe Risk Management

    Our Insurance Companies and Lloyd's Operations have exposure to losses caused by hurricanes and other natural and man-made catastrophic events. The frequency and severity of catastrophes are unpredictable.

    The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and attempt to manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling technologies and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the nature of catastrophes. The occurrence of one or more severe catastrophic events could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

    As a result of the offshore energy losses suffered by the marine and energy market in 2005 stemming from Hurricanes Katrina and Rita, the 2006 marine reinsurance capacity has declined, reinsurance terms and conditions have tightened and reinsurance costs have dramatically increased, particularly for excess of loss reinsurance protection. As a result, while the Company expects to achieve significant improvements in pricing, terms and conditions for the offshore energy business in 2006 and reduce its aggregate loss exposures in the Gulf of Mexico, it will have an increased net retention for a catastrophic offshore energy loss as a result of less available reinsurance protection at an increased reinsurance cost.

    The occurrence of additional large loss events could reduce the reinsurance coverage that is available to us and could further weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations. Although the reinsurance agreements make the reinsurers liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses even if a reinsurer fails to meet its obligations under the reinsurance agreement. Hurricanes Katrina and Rita increased our reinsurance recoverables significantly, which increased our credit risk.

Hurricanes Katrina, Rita and Wilma

    Hurricanes Katrina and Rita which occurred in the 2005 third quarter generated substantial losses to the property and casualty industry and the marine and energy insurance market due principally to offshore energy losses. Hurricane Wilma, which occurred in the 2005 fourth quarter, also generated substantial losses to the property and casualty industry but was not significant to either the marine and energy line of business or to the Company in general, in comparison to Hurricanes Katrina and Rita.

A N N U A L   R E P O R T   2 0 0 5  —   39

    The impact of Hurricanes Katrina and Rita on our 2005 financial results follow:

	Hurricane Katrina	Hurricane Rita	Total
	($ in thousands)
Reduction in net earned premiums for reinstatement costs	$11,149	$3,316	$14,465
Gross losses incurred	261,661	209,366	471,027
Reinsurance recoverable	249,838	198,901	448,739

Net losses incurred	11,823	10,465	22,288

Underwriting loss	$22,972	$13,781	$36,753

After-tax net loss	$14,932	$8,958	$23,890

Reduction in earnings per share	$1.10	$0.65	$1.75
Effect on combined ratio:
Loss and LAE ratio	5.5%	3.7%	9.2%
Expense ratio	1.0%	0.3%	1.3%

Combined ratio	6.5%	4.0%	10.5%

    On August 29, 2005, Hurricane Katrina struck Louisiana, Mississippi, Alabama and surrounding areas, causing significant destruction in those areas. Our estimate of after-tax net losses, inclusive of expected reinsurance recoveries and related reinsurance reinstatement premiums, is approximately $14.9 million or $1.10 per share for the 2005 year. Our estimate of net losses related to Hurricane Katrina was developed from a combination of preliminary claims notifications received from brokers and insureds, portfolio modeling based upon the storm track of Hurricane Katrina and the Company's own internal assessment of the exposures insured under individual policies. A substantial portion of the Company's estimated loss is due to offshore energy exposures in the Gulf of Mexico. Based upon management's estimate of ultimate loss, we believe that the Company's gross claims are contained within our reinsurance program. Our actual losses from Hurricane Katrina may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from Hurricane Katrina are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

    On September 24, 2005, Hurricane Rita struck Texas and Louisiana, causing significant destruction in those areas. Our estimate of after-tax net losses, inclusive of expected reinsurance recoveries and related reinsurance reinstatement premiums, is approximately $9.0 million or $0.65 per share for the 2005 year. Our estimate of net losses related to Hurricane Rita was developed from a combination of preliminary claims notifications received from brokers and insureds, portfolio modeling based upon the storm track of Hurricane Rita and the Company's own internal assessment of the exposures insured under individual policies. A substantial portion of the Company's estimated loss is due to offshore energy exposures in the Gulf of Mexico. Based upon management's current estimate of ultimate loss, we believe that the Company's gross claims are contained within our reinsurance program. Our actual losses from Hurricane Rita may ultimately differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from Hurricane Rita are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

40  —   A N N U A L   R E P O R T   2 0 0 5

    Approximately 25% of the gross losses incurred for Hurricanes Katrina and Rita were generated by our Lloyd's Operations from assumed excess of loss marine reinsurance, a substantial portion of which was retroceded. A large portion of this assumed reinsurance was not renewed in 2006.

Industry Investigations

    The insurance industry has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements and certain sales practices. During 2004, the New York State Attorney General and other state and federal regulators commenced investigations and other proceedings relating to the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, and the solicitation and provision of fictitious or inflated quotes. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry.

    The Company has completed its own internal review with respect to such contingent commission arrangements and the anti-competitive sales practices discussed above. In this internal inquiry, the Company did not find any evidence that it has engaged in the bid-rigging and price-fixing activities that are at the core of the industry investigations into these anti-competitive practices. The Company is supportive of industry efforts to encourage transparency in the disclosure of contingent commissions paid to brokers by insurers.

    The reinsurance industry has also become the subject of increasing scrutiny with respect to the alleged improper use of reinsurance agreements to manipulate financial reporting results. The New York State Attorney General and other state and federal regulators have commenced investigations and other proceedings related to reinsurance agreements in which the insurance risk transferred between the ceding company and reinsurer may have been insufficient to properly account for such transactions as reinsurance in financial statements filed with insurance regulatory authorities and the SEC. Such transactions may include separate or "side" agreements that reduce, limit or mitigate the indemnification against loss or liability relating to the insurance risk transferred to the reinsurer in a reinsurance agreement.

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

A N N U A L   R E P O R T   2 0 0 5  —   41

    Our most critical accounting policies involve the reporting of the reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for Lloyd's results and the translation of foreign currencies.

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

    Substantially all of our business is placed through agents and brokers. Since the vast majority of the Company's gross written premium is primary or direct as opposed to assumed (90% direct in 2005, 89% in 2004 and 88% in 2003) the delays in reporting assumed premium generally do not have a significant effect on the Company's financial statements, since we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy periods. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.

    A portion of the Company's premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd's Operations. We generally do not experience any significant backlog in processing premiums. Of the $779.6 million of gross written premium recorded in 2005, $89 million or 11% was estimated. The estimated premium was 15% of the gross written premium in both 2004 and 2003. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The

42  —   A N N U A L   R E P O R T   2 0 0 5

estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

        Impairment of Investment Securities.    Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. For additional detail regarding our investment portfolio at December 31, 2005 and 2004, including disclosures regarding other-than-temporary declines in investment value, see the "Business—Investments" section and Note 2 to our consolidated audited financial statements, both included herein.

        Accounting for Lloyd's Results.    We record our pro rata share of Lloyd's Syndicate 1221 assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd's three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (the "RITC"). The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the RITC transaction. Additional information regarding our accounting for Lloyd's results can be found in Note 1 to our consolidated audited financial statements, included herein.

A N N U A L   R E P O R T   2 0 0 5  —   43

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

Results of Operations and Overview

    The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2005, 2004 and 2003. All earnings per share data is presented on a per diluted share basis.

    Net income for 2005, 2004 and 2003 was $23.6 million or $1.73 per share, $34.9 million or $2.74 per share and $7.7 million or $0.80 per share, respectively. The 2005 year was adversely impacted by Hurricanes Katrina and Rita and the 2003 year was adversely impacted by reserve strengthening from prior years. When excluding the storm losses in 2005 and prior year reserve strengthening for asbestos in 2003, underwriting profitability during such periods, as measured by the Company's combined ratios, has also improved for the 2005, 2004 and 2003 business written. This improvement in underwriting profitability reflects increasing premium rates as a result of favorable market conditions beginning in late 2000 and continuing to a lesser extent through 2004, and then leveling off in 2005 except for marine offshore energy rates which increased in the 2005 fourth quarter as a result of Hurricanes Katrina and Rita. We experienced premium growth as measured by net earned premium in 2005, 2004 and 2003 of 8.9%, 12.0% and 25.0%, respectively, due to the combination of increased premium rates and business expansion.

    Cash flow from operations increased in 2005 and 2004 by approximately 46.9% and 20.8%, respectively, contributing to the growth in invested assets and net investment income. Investment income increased 38.4% in 2005 to $37.1 million compared to 2004 as the result of both the increase in invested assets and the increase in yield. The growth in 2004 investment income of 37% compared to 2003 was due to the increase in invested assets. The 2004 investment income increase was somewhat mitigated in 2004 compared to 2003, as a result of the overall declines in interest rates in the investment portfolio and the broader financial market.

    2005 Results

    The 2005 results of operations reflect improved financial performance consistent with the 2004 year excluding hurricane losses. The 2005 results of operations were adversely impacted by an after-tax charge of $23.9 million or $1.75 per share from the losses resulting from Hurricanes Katrina and Rita. The Company's combined ratio of 100.9% was negatively impacted by 10.5 points from Hurricanes Katrina and Rita while being reduced by 1.1 loss ratio points for a net redundancy of prior year loss reserves of $3.8 million.

    During October 2005, the Company enhanced its financial position and ability to take advantage of market opportunities for its insurance operations by contributing $120.0 million of the $123.8 million of the net proceeds from its equity offering to the statutory surplus of the Insurance Companies.

    Investment income increased as pre-tax investment yields rose to 3.8% in 2005 compared to 3.5% in 2004 and as the result of investing the 2005 cash flow from operations and the proceeds from the October 2005 equity offering in an investment environment where interest rates were fluctuating but generally increasing as the result of tightening monetary policy.

44  —   A N N U A L   R E P O R T   2 0 0 5

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

    While pre-tax investment yields declined to 3.5% in 2004 compared to 3.8% in 2003, net investment income increased 37% due to the cash flow from operations coupled with the net proceeds of the Company's October 2003 equity offering.

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

    During October 2003, the Company enhanced its financial position and ability to take advantage of market opportunities as a result of the net proceeds of $110.8 million from its equity offering by paying off its remaining outstanding debt, contributing $95 million to the statutory surplus of Navigators Insurance Company and increasing its stamp capacity at Lloyd's by increasing its letter of credit facility.

        Revenues.    Gross written premium increased to $779.6 million or 12.0% in 2005 from $696.1 million in 2004, and by 14.8% from $606.5 million in 2003. The growth in gross premiums over the three year period reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies. The premium rate increases or decreases as noted below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced

A N N U A L   R E P O R T   2 0 0 5  —   45

compared to renewal business. The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Year Ended December 31,
	2005				2004				2003
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:
Marine	$233,688	29.9%	$88,591	$83,499	$210,326	30.2%	$79,278	$80,476	$196,309	32.4%	$91,976	$92,448
Specialty	210,483	27.0%	145,199	117,208	150,068	21.6%	79,944	86,437	131,136	21.6%	85,886	84,842
Professional Liability	86,929	11.2%	35,626	30,118	70,955	10.2%	26,625	21,021	53,010	8.7%	14,280	9,410
Assumed from Lloyd's	(1,555)	-0.2%	(1,699)	(809)	26,014	3.7%	25,799	39,714	33,019	5.5%	32,962	21,368
Other (includes run-off)	136	0.0%	28	30	254	0.0%	1,104	1,111	720	0.1%	38	121

Insurance Companies Total	529,681	67.9%	267,745	230,046	457,617	65.7%	212,750	228,759	414,194	68.3%	225,142	208,189

Lloyd's Operations:
Marine	207,170	26.6%	99,797	102,632	230,825	33.2%	93,245	79,908	190,026	31.3%	69,538	62,851
Professional Liability	6,646	0.9%	2,613	1,240	—	0.0%	—	—	—	0.0%	—	—
Other	34,567	4.4%	10,504	4,633	33,042	4.7%	6,735	2,328	33,824	5.6%	12,448	6,611

Lloyd's Operations Total	248,383	31.9%	112,914	108,505	263,867	37.9%	99,980	82,236	223,850	36.9%	81,986	69,462

Intercompany elimination	1,515	0.2%	—	—	(25,338)	-3.6%	—	—	(31,552)	-5.2%	—	—

Total	$779,579	100.0%	$380,659	$338,551	$696,146	100.0%	$312,730	$310,995	$606,492	100.0%	$307,128	$277,651

Gross Written Premium

    Insurance Companies' Gross Written Premium

    Marine Premium.    The 2005 business consists of 33% marine liability, 18% offshore energy, 12% transport, 10% cargo, 8% blue water hull with the remainder in several other marine related classes of business. The marine gross written premium for 2005 increased 11.1% compared to 2004 due to growth across several lines of business including cargo, offshore energy and liability. During 2005, we also began to insure customs bonds. The average marine renewal premium rates during 2005 were relatively flat over the first nine months and then increased approximately 2.1% in the fourth quarter following Hurricanes Katrina and Rita resulting in an approximate 1.5% average increase for the 2005 year. The 2004 marine gross written premium increased 7.1% principally due to the addition of protection and indemnity business written by our UK Branch commencing early in the year coupled with the 4.7% average increase in renewal premium rates during the year. Primary marine protection and indemnity (P&I) business complements our marine liability business which is generally written above the primary layer on an excess basis. The rate increases in the marine business slowed in 2004 compared to the prior two years. Rate increases in 2003 averaged approximately 13%. Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 85% in 2005 and 80% in both 2004 and 2003. Commencing in 2006, the marine pool has been eliminated and, therefore, all of the marine business generated by the Navigators Agencies will be exclusively for Navigators Insurance Company.

46  —   A N N U A L   R E P O R T   2 0 0 5

    Specialty Premium.    The 2005 business consists of 62% general liability business for small general and artisan contractors, 12% personal umbrella business, 12% excess casualty and 14% other targeted commercial risks. The 2005 gross written premium increased 40.3% when compared to 2004 reflecting growth across all lines of business and premiums generated from our excess casualty business, which started in the first quarter of 2005. During 2005 we expanded our presence in the hospitality business by writing general liability insurance which includes liquor law liability coverage for commercial establishments such as bars, restaurants and night clubs. We also commenced writing first party personal lines warranty coverage on underground fuel tanks excluding pollution coverage. The specialty premium increased 14.4% in 2004 compared to 2003 due to increased rates and underwriting new policies. The average renewal rate changes in the contractors' liability business decreased approximately 1% in 2005 following increases of 13% and 49% in 2004 and 2003, respectively. During 2004 and 2003, the number of California construction liability in-force policies decreased significantly as a result of our efforts to scale back the number of small artisan policies we write. The new business and the rate increases resulted from a tightening market for California contractors' liability insurance.

    Professional Liability Premium.    Our insurance company subsidiaries write professional liability insurance, of which 54% represents directors and officers liability insurance ("D&O") for privately held and publicly traded corporations, 36% represents professional liability coverage in lawyers and other professionals and 10% represents professional liability coverage for architects and engineers. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages. Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005, we began writing professional liability coverages for architects and engineers. The professional liability premium increased 22.4% to $86.9 million in 2005 from $71.0 million and 34.0% in 2004 compared to $53.0 million in 2003 reflecting growth and the expansion of this business for all lines. Renewal premium rates for this business were relatively level in 2005 after decreasing approximately 3.2% in 2004 compared to increases of approximately 28% in 2003. D&O rates decreased approximately 2.3% in 2005 and 9.5% in 2004. These premium rate decreases were reflective of softening market conditions which may continue into 2006.

    Assumed from Lloyd's Operations.    Gross written premium assumed from our Lloyd's Syndicate 1221 through quota share treaties consisted of marine and energy business of $(1.5) million in 2005, $26.0 million in 2004 and $33.0 million in 2003. In 2005, the negative premium represents the reversal of prior year premium accruals.    The 2004 gross written premium includes $22.2 million of gross and net written and earned premium, representing Navigators Insurance Company's share of reinsurance to close premiums recorded by our Lloyd's Syndicate 1221 as a result of the transfer of assets and liabilities from the participants of the 2002 underwriting year to the 2003 underwriting year of Syndicate 1221. The RITC had no effect on the 2005 gross written premium.

    Lloyd's Operations' Gross Written Premium

    Marine Premium.    The 2005 business consists of 36% cargo and specie, 19% marine liability, 15% offshore energy, 9% assumed excess of loss on marine business, 5% hull, and the remainder in several other marine related classes of business. Our gross written premium is based on the amount of Syndicate 1221's stamp capacity that we provide. Our percentage of participation in the stamp capacity was 97.5% in 2005 compared to 97.4% in both 2004 and 2003. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined based on a business plan approved by the Council of Lloyd's. The Syndicate's stamp capacity was £135 million ($246 million), £150 million ($275 million) and £125 million ($204 million) in 2005, 2004 and 2003, respectively. The marine gross written premium decreased 10.2% in 2005 compared to 2004 and increased 21.5% in 2004 compared to 2003. In September 2005, the Company purchased the remaining outstanding minority interest and will own 100% of Syndicate 1221's stamp capacity for the 2006 underwriting year.

A N N U A L   R E P O R T   2 0 0 5  —   47

    The 2005 decrease of 10.2% in gross written premium resulted from the RITC transaction recorded in 2004. Excluding the RITC recorded in 2004, the 2005 marine gross written premium increased 7.5%. Substantially all of the 21.5% increase in 2004 gross written premium represents premiums recorded as RITC premium representing the transfer of assets and liabilities from the participants of the 2002 underwriting year to the 2003 underwriting year in which Navigators had increased its participation to 97.4% from 68.1%. The RITC transaction is recorded as additional written and earned premium, losses incurred, loss reserves and receivables all in the same amount, net or gross of applicable ceded reinsurance amounts. There are no gains or losses recorded on the transaction. The RITC amounts were $7,000 in 2005, $38.1 million in 2004 and $0.5 million in 2003.

    The generally improved pricing environment since 2002 resulted in the Syndicate 1221 increasing its stamp capacity in 2004 and 2003 to take advantage of favorable market conditions as reflected in higher average renewal premium rates averaging 0.6% in 2004 and 15% in 2003. The stamp capacity for 2005 was reduced to £135 million ($246 million), reflective of unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2005. The 2006 stamp capacity has been reduced to £112.5 million ($193 million) which could be increased by the Company during the 2006 calendar year based on opportunities in the market place subject to approval by Lloyd's.

    The average renewal premium rate increased approximately 2.8% in 2005. The 2005 fourth quarter had average renewal premium increases of approximately 12.2% primarily due to increases in the offshore energy business resulting from losses caused by Hurricanes Katrina and Rita.

    In January 2005, we formed Navigators NV, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and writes transport liability, cargo and marine liability business on behalf of Syndicate 1221.

    Professional Liability Premium.    Syndicate 1221 commenced writing international D&O business during the 2005 second quarter and produced $6.6 million of international D&O gross written premium in 2005.

    Other Premium.    Other premium consists of gross written premium for engineering and construction business which provides coverage for construction projects including machinery, equipment and loss of use due to delays, and onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

        Ceded Written Premium.    In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or our Lloyd's Operations.

48  —   A N N U A L   R E P O R T   2 0 0 5

    The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	2005		2004		2003
	Ceded Written Premium	% of Gross Written Premium	Ceded Written premium	% of Gross Written Premium	Ceded Written premium	% of Gross Written Premium
	($ in thousands)
Insurance Companies
Marine	$145,097	62.1%	$131,048	62.3%	$104,333	53.1%
Specialty	65,284	31.0%	70,124	46.7%	45,250	34.5%
Professional Liability	51,303	59.0%	44,330	62.5%	38,730	73.1%
Assumed from Lloyd's	144	NM	215	NM	57	NM
Other (includes run-off)	108	NM	(850)	NM	682	NM

Subtotal	261,936	49.5%	244,867	53.5%	189,052	45.6%

Lloyd's Operations
Marine	107,373	51.8%	137,580	59.6%	120,488	63.4%
Professional Liability	4,033	60.7%
Other	24,063	69.6%	26,307	79.6%	21,376	63.2%

Subtotal	135,469	54.5%	163,887	62.1%	141,864	63.4%

Intercompany elimination	1,515	100.0%	(25,338)	100.0%	(31,552)	100.0%

Total	$398,920	51.2%	$383,416	55.1%	$299,364	49.4%

    The increases in the total dollar amount ceded each year were primarily due to the increases in the gross written premium.

    The ratio of total ceded written premium to total gross written premium in 2005 was 51.2% compared to 55.1% for 2004 and 49.4% for 2003. The Insurance Companies' marine and Lloyd's Operations 2005 ceded written premium includes $9.1 million and $5.3 million, respectively, of reinstatement premium related to the losses from Hurricanes Katrina and Rita. The Insurance Companies' marine and Lloyd's Operations 2004 ceded written premium includes $1.5 million and $0.8 million, respectively, of reinstatement premium related to the losses from Hurricane Ivan.

    Excluding the effects of ceded reinstatement premiums on both 2005 and 2004, the ratios of ceded written premium to gross written premium were 49.3% and 54.8%, respectively. The percentage decrease in 2005 is principally due to three factors: the March 31, 2005 cancellation of a quota share reinsurance agreement for the specialty business, Navigators Insurance Company's increased participation in the marine pool to 85% in 2005 compared to 80% in 2004 and 2003; and a gross and ceded reduced RITC transaction amount in 2005 compared to 2004.

    The 2005 ceded written premium percentage was 62.1% for marine business, which includes 3.9 percentage points of ceded reinstatement premiums, compared to 62.3% for 2004 principally due to the Company's increased participation in the marine pool. The increase to 62.3% for 2004 marine business ceded premium, compared to 53.1% in 2003 reflects increased purchases of quota share reinsurance for certain marine classes of business, net reinstatement premium costs of $1.5 million for Hurricane Ivan losses which added 0.7 percentage points to the 2004 ceded written premium percentage and an overall increase in excess of loss reinsurance premium since 2002.

A N N U A L   R E P O R T   2 0 0 5  —   49

    The decrease in ceded premium to 31.0% in 2005 compared to 46.7% in 2004 for our Navigators Specialty operations resulted from cancellation of the specialty quota share agreement as of March 31, 2005 while the increase to 46.7% for 2004 specialty business ceded premium, compared to 34.5% in 2003, is principally due to the purchase of the quota share treaty in 2004 coupled with rate increases for an excess of loss reinsurance treaty. The cancellation of the quota share agreement on the specialty business resulted in a reduction of approximately $14.5 million in ceded written and unearned premium and an increase in net written premium in the 2005 first quarter. This amount was retained by the Company and is being earned over a 12 to 15 month period. The 2004 net written premium is net of approximately $24.9 million of ceded written premium related to this quota share agreement.

    The percentage of ceded premium for professional liability business has declined each year since the Company is retaining more of its risks on a net basis as the business grows and becomes more seasoned.

    The 2005 percentage of ceded premium in our Lloyd's Operations decreased to 54.5%, or 53.4% when excluding the $5.3 million of reinstatement premium related to the losses from Hurricanes Katrina and Rita. The 2004 ceded premium amount for the Lloyd's Operations includes $47.6 million or 18.0% of Syndicate 1221 gross written premium in connection with the RITC transaction of which $22.2 million was assumed by Navigators Insurance Company through a retrocession of the Syndicate's reinsurance.

        Net Written Premium.    The 2005 net written premium increased 21.7% while 2005 gross written premium increased 12.0% reflecting increased premium writings coupled with retaining more of the business written due to the reductions in ceded reinsurance premiums discussed above. The 2004 net written premium increased 1.8% while 2004 gross written premium increased 14.8% reflecting the effects of the 2004 RITC transaction and the 2004 reinsurance ceded changes discussed above. The 2003 net written premium contains $13.9 million in connection with a commutation with a former pool member which is recorded as a reduction in 2003 ceded reinsurance premium compared to 2004 when no such transaction occurred.

        Net Earned Premium.    Net earned premium increased 8.9% in 2005 compared to 2004, 12.0% in 2004 compared to 2003 and 25.0% in 2003 compared to 2002. The 2005 net earned premium was reduced by $14.5 million of reinstatement premium as discussed above. The 2005 and 2004 net earned premium include $2.5 million and $12.8 million, respectively, as a result of the RITC transactions, while the 2003 earned premium amount contains $11.0 million in connection with the commutation with a former marine pool member.

        Commission Income.    Commission income from unaffiliated business increased 19.6% to $5.7 million in 2005 compared to $4.8 million in 2004 and $4.3 million in 2003. The 2005 increase principally resulted from higher profit commission in the Lloyd's Operations on the closing of the 2003 year of account. Commission income from the Navigators Agencies decreased as the result of less profit commission due to the losses generated by Hurricanes Katrina and Rita and the increase in Navigators Insurance Company's participation in the marine pool to 85% in 2005 from 80% in 2004. The marine pool has been eliminated beginning with the 2006 underwriting year.

        Net Investment Income.    Net investment income increased 38.3%, 37.1% and 8.3% in 2005, 2004 and 2003, respectively, due to the increase in invested assets resulting from positive cash flow from operations and net proceeds from common stock offerings of $123.8 million and $110.8 million received in October 2005 and October 2003, respectively. See the "Business—Investments" section included herein for additional information regarding our net investment income.

        Net Realized Capital Gains.    Pre-tax net income included $1.2 million of net realized capital gains for 2005 compared to $0.9 million for 2004 and $1.9 million for 2003. On an after-tax basis, the net realized capital gains were $0.8 million or $0.06 per share, $0.6 million or $0.05 per share and $1.2 million or $0.13 per share for 2005, 2004 and 2003, respectively.

50  —   A N N U A L   R E P O R T   2 0 0 5

        Other Income/(Expense).    Other income/(expense) for 2005, 2004 and 2003 consisted principally of both foreign exchange gains and (losses) of $1,792,000, $(1,310,000) and $612,000, respectively, primarily related to the Lloyd's Operations, and of inspection fees of $1,041,000, $873,000 and $750,000, respectively, related to the specialty insurance business.

  Operating Expenses.

    Net Losses and Loss Adjustment Expenses Incurred.    The ratios of net loss and loss adjustment expenses incurred to net earned premium (loss ratios) were 69.6%, 60.5% and 76.0% in 2005, 2004 and 2003, respectively. The 2005 loss ratio of 69.6% includes 9.2 loss ratio points related to Hurricanes Katrina and Rita. The 2005 loss ratio was favorably impacted by 1.1 loss ratio points resulting from the $3.8 million net redundancy of prior year loss reserves. The 2004 loss ratio increased by 1.6 loss ratio points as a result of $2.9 million of net losses and $2.2 million of net reinstatement premiums from Hurricane Ivan. The 2004 loss ratio was favorably impacted by 1.2 loss ratio points resulting from the $3.8 million net redundancy of prior year loss reserves. The loss ratio in 2003 was adversely impacted by the asbestos losses recorded in the fourth quarter of 2003 which accounted for 11.4 loss ratio points of the 2003 loss ratio and, to a lesser extent, the adverse development in the California contractors' liability portion of the specialty business which accounted for 10 loss ratio points and by 1.4 loss ratio points for loss activity related to run-off lines of business. The improvements in the premium rates since 2001 have benefited the loss ratios each year. We do not discount any of our loss reserves.

    The provision for loss adjustment expenses includes defense cost containment expenses for outside adjustors, attorneys' fees and internal operating expenses consisting principally of claims department costs incurred in the processing and settlement of claims. Commencing in 2005, the Company allocated paid claims department costs in losses incurred while previously such payments were included in other operating expenses. Such payments included in incurred losses for the 2005 year were $4.9 million compared to $3.0 million and $2.8 million for 2004 and 2003, respectively included in other operating expenses. Such reclassifications have no impact on net income and the combined loss and expense ratios for all current and prior periods.

    The following table sets forth our net loss reserves by segment and line of insurance business and the total case reserves and IBNR as of the date indicated:

	As of December 31,
	2005	2004	2003
	($ in thousands)
Insurance Companies:
Marine	$162,644	$130,439	$110,698
Specialty	193,755	150,347	114,167
Professional Liability	33,133	19,001	7,059
Assumed from Lloyd's Operations	1,218	37,790	14,323
Other (primarily run-off business)	19,613	22,512	24,390

Total Insurance Companies	410,363	360,089	270,637

Lloyd's Operations:
Marine	161,262	99,565	100,936
Other	7,351	4,134	2,598

Total Lloyd's Operations	168,613	103,699	103,534

Total net loss reserves	$578,976	$463,788	$374,171

Total net case loss reserves	$228,423	$189,746	$154,531
Total net IBNR loss reserves	350,553	274,042	219,640

Total net loss reserves	$578,976	$463,788	$374,171

A N N U A L   R E P O R T   2 0 0 5  —   51

    At December, 2005, the IBNR loss reserve was $350.6 million or 60.5% of our total loss reserves compared to 59.1% in 2004 and 58.7% in 2003.

    The increase in net loss reserves in all active lines of business is generally a reflection of the growth in premium volume over the last three years. The 2005 marine net loss reserve increase for both the Insurance Companies and Lloyd's Operations also increased due to loss reserves established for Hurricanes Katrina and Rita. The increase in marine net loss reserves for the Lloyd's Operations also contains loss reserves assumed from reinsurers and the Insurance Companies in connection with the 2005 RITC transaction.

    The Company's overall gross loss reserves increased $592 million to $1,558 million in 2005 and reinsurance receivables on paid and unpaid losses increased $493 million to $1,016 million in 2005. In 2004, the overall gross loss reserves increased $242 million to $966 million and reinsurance receivables on paid and unpaid losses increased $147 million to $523 million.

    The increase in gross incurred losses on the Company's 2005 and 2004 balance sheets primarily relates to incurred losses for events occurring in 2005 and 2004. Approximately 80% of the 2005 increase in the gross loss reserves and 91% of the 2005 increase in reinsurance recoverables relate to Hurricanes Katrina and Rita. With the recording of gross losses, the Company assesses its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.

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

    As discussed below and under the caption "Business—Loss Reserves," there are a number of factors that could cause actual losses and loss adjustment expenses to differ materially from the amount that we have reserved for losses and loss adjustment expenses.

    The process of establishing loss reserves is complex and imprecise as it must take into account many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

    IBNR loss reserves are calculated by the Company's actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business.

    While an annual loss reserve study is conducted for each line of business, the timing of such studies varies throughout the year. Additionally, a review of the emergence of actual losses relative to expectations for each line of business is conducted each quarter. A separate analysis is also performed annually and updated quarterly of our asbestos and environmental liability exposures. Any adjustments that result from this review are recorded in the quarter in which they are identified.

    The actuarial methods generally utilize analysis of historical patterns of the development of paid and reported losses for each line of business by underwriting year. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. This basic assumption is particularly relevant for our marine and energy business written by our Insurance Companies and Lloyd's Operations where we generally rely on the substantial loss development data accumulated over many years to establish IBNR loss reserves for immature underwriting years.

52  —   A N N U A L   R E P O R T   2 0 0 5

    For certain long tail classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, estimates are based on both expected losses and actual reported losses. These classes include our California contractors liability business and directors and officers liability business, among others. For these classes, we set ultimate losses for each underwriting year reflecting several factors, including our evaluation of loss trends and the current risk environment. The expected ultimate losses are adjusted as the underwriting year matures.

    While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our California contractors liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data. For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs. The legislation and its potential impact is discussed in the "Business—Loss Reserves" section included herein. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.

    The professional liability business generates third-party claims which also are longer tail in nature. The professional liability policies mostly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. These claims often involve a lengthy litigation period after being reported. Our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Given the limited history of this business, the actuaries generally utilize industry data to initially establish IBNR loss reserves, which are subsequently adjusted based on actual and expected claim emergence as each underwriting year matures.

    At the start of each underwriting year, our actuaries and management determine an initial selected ultimate loss ratio for each line of business. Management participation generally includes the underwriter for the particular line of business, executive management, and claims and finance personnel. Generally, such determinations are based on prior year history modified where deemed appropriate for observed changes in premium rates, terms, conditions, exposures, and loss trends. Industry data is generally utilized for new lines of business.

    As underwriting years age, for each subsequent quarter and following years, our actuaries, with management, continue to update and refine their estimates of selected ultimate loss ratios for each line of business, by underwriting year, using the actuarial methods referred to above and incorporating relevant factors that generally include actual loss development, recent claims activity, number and dollar amount of open claims, risk characteristics of the particular line of business, the potential effects of changes in underwriting and claims procedures, historic performance relative to expectations and the relationship of the IBNR reserve levels across underwriting years and between similar lines of business. The output of this process results in refinements to the ultimate loss ratios. Such refinements to the ultimate loss ratios for the prior underwriting years generate prior year redundancies or deficiencies recorded in the year such refinements are made, as discussed below.

    Prior year reserve deficiencies (redundancies) of ($3.8) million, ($3.8) million and $58.6 million were recorded in 2005, 2004 and 2003, respectively as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.

    Following is a discussion of relevant factors impacting our 2005 loss reserves.

    The Company has historically reserved for the professional liability business using ultimate loss ratios based on industry experience for this new line of business written since 2001. During 2005, the Insurance Companies further reduced the reserves for such claims-made policies compared to year-end 2004, by approximately $3 million mostly all related to the 2003 and 2002 underwriting years. The reductions were to recognize the low level of claim counts and continued favorable development compared to expectations at the time the reserves were initially established.

A N N U A L   R E P O R T   2 0 0 5  —   53

    The Insurance Companies recorded $1.6 million of prior year savings from business assumed from the Lloyd's Operations principally related to the 2003 underwriting year where loss reserves reductions were related to the reductions in premium estimates.

    The Company recorded $800,000 of prior year savings for run-off business principally due to favorable loss experience on aviation business discontinued in 1999.

    The Company recorded a prior year reserve deficiency of $1.9 million for marine business principally due to an increase of approximately $4.5 million for unallocated loss adjustment expense reserves offset by net favorable loss experience of $2.6 million mostly related to the 2002 and prior underwriting years.

    The Company recorded a net prior year reserve deficiency of $900,000 for specialty business due to a limited amount of adverse development for a line of business discontinued in 2005 and California construction business offset by favorable development in specialty business written in the mid-west.

    The Lloyd's Operations recorded $1.2 million of prior year savings mostly due to the favorable settlement of one large marine claim.

    Following is a discussion of relevant factors impacting our 2004 loss reserves.

    During 2004 the Insurance Companies increased loss reserves for marine business for underwriting years 2002 and 2001 principally to recognize the increase in marine liability business written for those years which have a longer loss development pattern compared to the mix of marine business written in previous years. Commencing in 2004, loss reserves for marine business were evaluated by product line. Prior to 2004, such loss reserves were established in the aggregate for all marine products. This refinement was the principal factor for the $4.8 million prior year deficiency recorded in 2004 for marine business.

    Included in the 2004 incurred losses for specialty business was a series of claims aggregating to approximately $2 million, from a single 2002 underwriting year policy that were all below the $150,000 attachment point of our 2002 year reinsurance program. Such unusual loss activity was the primary reason for the $2.3 million of prior year loss deficiency recorded in 2004 for specialty business.

    As discussed above, the Company has historically reserved for the professional liability business using ultimate loss ratios based on industry experience for this relatively new line of business. During the 2004 fourth quarter, the loss reserves for such claims-made policies for underwriting years 2003 and 2002 were reduced by approximately $2.8 million to recognize the low level of claim counts and favorable claims development compared to expectations at the time these reserves were initially established which were based on industry data.

    During 2004, ultimate loss ratios for our Lloyd's Operations were reduced for the 2003 and 2002 underwriting years for cargo, hull and the assumed marine excess of loss business mostly as a result of lower than expected claims activity coupled with the recognition of underwriting improvements for the business written for the 2003 underwriting year. Such factors were the principal reasons for the ultimate loss ratio reductions which occurred throughout the 2004 calendar year contributing to the $6.6 million prior year savings recorded by our Lloyd's Operations and the $2.2 million prior year savings recorded by our Insurance Companies for the business assumed from Lloyd's.

    Following is a discussion of relevant factors impacting our 2003 loss reserves.

    During 2003, the Insurance Companies recorded for marine business adverse loss development approximating $9 million for underwriting years 2000 to 2002 principally related to underestimates of loss reserves established for such periods. Offsetting such loss development were prior year savings of approximately $4 million for underwriting years 1997 and 1996 due to the combination of favorable loss development and the reduction of tail factors and an additional net redundancy of $1 million for all other underwriting years. The tail factors were reduced in recognition that salvage and subrogation recoveries tend to

54  —   A N N U A L   R E P O R T   2 0 0 5

mitigate loss development as underwriting years for marine business age and mature and losses become fully developed. The combined effects of such items were the principal factors for the $4 million of prior year loss reserve deficiencies recorded in 2003 for marine business.

    Incurred losses for specialty business included $22.2 million of prior year reserve deficiencies due to adverse loss development and the lengthening of tail factors for underwriting years 1995 to 2000. Substantially all of the reserve deficiencies related to the California contractors' liability business, which has a long tail for the reporting and settlement of construction defect claims.

    The Company recorded $2.8 million of prior year reserve deficiencies for run-off business, mostly in the first half of 2003. Such loss development was principally related to assumed reinsurance business discontinued in 1999.

    As discussed under "Business—Loss Reserves" gross and net loss reserves were increased in the 2003 fourth quarter by $77.6 million and $31.6 million, respectively, as a result of a review of asbestos exposures conducted by the Company. The $31.6 million of net asbestos losses includes $25.7 million of uncollectible reinsurance. For the full year, the prior year loss reserve deficiency for asbestos and environmental exposures was $32.5 million.

    Partially offsetting such prior year reserve deficiencies in 2003 was $2.8 million of prior year savings from our Lloyd's Operations principally from the 2002 and 2001 underwriting years reflecting favorable loss development.

    The Company also employs outside actuaries to perform annual loss reserve studies of the Insurance Companies and Lloyd's Operations. The results of such studies are used by the Company to judge the reasonableness of the loss reserves recorded by the Company. There can be no assurance however that such outside actuarial studies provide greater reliability as to the adequacy of the Company's loss reserves than the Company's estimates given the inherent uncertainty of the loss reserve process coupled with the fact that such studies generally employ similar actuarial methods and the same Company loss data.

    We do not calculate a range of loss reserve estimates. We believe that ranges may not be a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. The numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves include: interpreting loss development activity, emerging economic and social trends, inflation, changes in the regulatory and judicial environment and changes in our operations, including changes in underwriting standards and claims handling procedures.

    In addition, we must consider the uncertain effects of industry-wide emerging or potential claims and coverage issues. These issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential industry-wide claims and coverage issues include increases in the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance and increases in the number and size of water damage claims related to remediation of mold conditions. As a result of issues such as these, it has become increasingly difficult to estimate ultimate claim costs on the basis of past experience, further complicating the already complex loss reserving process.

    The future impact of the various factors described above that contribute to the uncertainty in the loss reserving process and of emerging or potential claims and coverage issues is extremely hard to predict and generally cannot be reliably quantified.

    The Company records as gross reserves the amount of losses to which it reasonably expects to have exposure and as net reserves that amount less what it reasonably expects to recover in reinsurance. We review the loss reserves for each line of business we write as part of our overall analysis of loss reserves, taking into consideration the variety of trends that impact the ultimate settlement of claims in each particular line of business. The following sensitivity analysis with respect to possible

A N N U A L   R E P O R T   2 0 0 5  —   55

significant variances from the Company's expectations for net loss reserves, identifies and discusses the impact of changes in significant assumptions utilized to establish the Company's loss reserves:

    Marine reserves for the Insurance Companies are established by product using the Company's own historical experience adjusted for the effects of current developments and likely trends. Estimates of the ultimate liability could be redundant or deficient if the Company's own experience is not appropriate for predicting future outcomes. For example, this could occur if claims take longer to report than expected. Gross and net losses would increase by approximately $37.9 million and $16.0 million, respectively, if, on average, losses take 10% longer to report than assumed for the marine business for reserves established at December 31, 2005.

    Specialty reserves are established using the Company's own experience and an industry based tail factor. Estimates of ultimate liability could be redundant or deficient if the Company's own experience is not sufficiently predictive or if the industry tail factor is not representative of our future loss development. A key assumption is the choice of tail factor for the construction liability book of business. This is dominated by construction defect exposure, which has undergone significant recent changes in the underwriting, claims handling, legislation and liability environment. If the construction tail (after 10 years) is double our current expectations, then the gross and net losses would increase by approximately $24.8 million and $21.0 million, respectively, compared to construction liability reserves established at December 31, 2005.

    Given the lack of sufficient historical experience, professional liability reserves are established using industry loss ratios and development patterns. The ultimate loss ratio for an underwriting year is initially set to an industry average level. Expected loss emergence is then calculated using industry average development patterns, and expected emergence is replaced by actual experience as it emerges. Estimates of ultimate liability could be redundant or deficient if the industry selected ultimate loss ratios are inappropriate or if the industry development pattern is not representative of our book of business. If the ultimate loss ratios for the professional liability business develop 10% higher than the industry ultimate loss ratios used by our actuaries, then gross and net loss reserves would increase by approximately $9.7 million and $3.7 million, respectively, compared to the professional liability loss reserves established at December 31, 2005.

    Commission Expense.    Commission expense paid to brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. Commission expense as a percentage of net earned premium was 12.6% in 2005, 12.6% in 2004 and 14.5% in 2003.

    Other Operating Expenses.    The 14.7% and 26.8% increases in other operating expenses when comparing 2005 to 2004 and comparing 2004 to 2003, respectively, are attributable primarily to employee related expenses resulting from expansion of the business coupled with the 2005 and 2004 costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Included in 2005, 2004 and 2003 were $1,152,000, $992,000 and $761,000, respectively, recorded for employee stock option expense. The Company adopted the fair value method of accounting for stock-based employee compensation as of January 1, 2003.

    Interest Expense.    The loan balance was paid in October 2003 from a portion of the proceeds from the Company's common stock offering, therefore no interest expense was recorded in 2005 or 2004.

        Income Taxes.    The income tax expense (benefit) was $10.2 million, $17.2 million and $(4.9) million for 2005, 2004 and 2003, respectively. The effective tax rates for 2005, 2004 and 2003 were 30.2%, 33.1% and (175.3%), respectively. The Company's effective tax rate is less than 35% due to permanent differences between book and tax return income, the most significant item is tax exempt interest. As of December 31, 2005 and 2004, the net deferred Federal, foreign, state and local tax assets were $28.3 million and $17.3 million, respectively.

56  —   A N N U A L   R E P O R T   2 0 0 5

    We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S connected income and non-U.S. connected income. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd's syndicates. Lloyd's and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company's corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charge on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company's premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd's year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. U.S. taxes are not accrued on the earnings of the Company's foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

    We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $7.6 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $0.5 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

    Included in 2003 were tax benefits related to the reversal of a tax valuation allowance related to the Company's foreign operations of $5,284,000. Additional information regarding our tax valuation allowance can be found in Note 5 to our consolidated audited financial statements, included herein.

    The Company had net state and local operating loss carryforwards amounting to potential future tax benefits of $5,009,000 and $4,493,000 at December 31, 2005 and 2004, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local tax carryforwards at December 31, 2005 expire from 2020 to 2025.

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

    The Insurance Companies' and the Lloyd's Operations' results are measured by taking into account net premiums earned, incurred losses and loss adjustment expenses, commission expense and other underwriting expenses. The Navigators Agencies' results include commission income less other operating expenses. Results of the Parent and Other Operations include inter-segment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses.

A N N U A L   R E P O R T   2 0 0 5  —   57

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

    Following are the results of operations for the Insurance Companies for each of the years in the three-year period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Net earned premium	$230,046	$228,759	$208,189
Net losses and LAE	(155,293)	(149,073)	(167,550)
Commission expense	(57,816)	(55,120)	(52,313)
Other operating expenses	(8,759)	(7,007)	(4,845)

Underwriting profit/(loss)	8,178	17,559	(16,519)
Net investment income	31,746	24,118	17,455
Net realized capital gains	1,705	1,164	1,231
Other income	225	(17)	188

Income (loss) before income tax expense	41,854	42,824	2,355
Income tax expense (benefit)	12,585	13,625	(104)

Net income	$29,269	$29,199	$2,459

Loss and LAE ratio	67.5%	65.2%	80.5%
Commission expense ratio	25.1%	24.1%	25.1%
Other operating expense ratio	3.8%	3.1%	2.3%

Combined ratio	96.4%	92.4%	107.9%

    Following are the underwriting results of the Insurance Companies for each of the years in the three-year period ended December 31, 2005:

	Year Ended December 31, 2005
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)
Marine	$83,499	$68,184	$22,302	$(6,987)	81.7%	26.8%	108.5%
Specialty	117,208	71,139	35,086	10,983	60.7%	29.9%	90.6%
Professional Liability	30,118	18,292	9,125	2,701	60.7%	30.3%	91.0%
Assumed from Lloyd's Operations	(809)	(1,552)	589	154	NM	NM	NM
Other (includes run-off business)	30	(770)	(527)	1,327	NM	NM	NM

Total	$230,046	$155,293	$66,575	$8,178	67.5%	28.9%	96.4%

58  —   A N N U A L   R E P O R T   2 0 0 5

	Year Ended December 31, 2004
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)
Marine	$80,476	$48,163	$24,044	$8,269	59.8%	29.9%	89.7%
Specialty	86,437	56,992	27,236	2,209	65.9%	31.5%	97.4%
Professional Liability	21,021	12,627	5,588	2,806	60.1%	26.6%	86.7%
Assumed from Lloyd's Operations	39,714	30,604	5,327	3,783	77.1%	13.4%	90.5%
Other (includes run-off business)	1,111	687	(68)	492	61.8%	-6.1%	55.7%

Total	$228,759	$149,073	$62,127	$17,558	65.2%	27.2%	92.4%

	Year Ended December 31, 2003
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)
Marine	$92,448	$74,799	$23,543	$(5,894)	80.9%	25.5%	106.4%
Specialty	84,842	68,986	25,077	(9,221)	81.3%	29.6%	110.9%
Professional Liability	9,410	5,856	2,136	1,418	62.2%	22.7%	84.9%
Assumed from Lloyd's Operations	21,368	13,761	6,368	1,239	64.4%	29.8%	94.2%
Other (includes run-off business)	121	4,148	34	(4,061)	NM	NM	NM

Total	$208,189	$167,550	$57,158	$(16,519)	80.5%	27.4%	107.9%

    The Insurance Companies experienced premium growth in all three active lines of business as reflected in the above tables. Overall, the net earned premium increased 0.6%, 9.9% and 40.3% in 2005, 2004 and 2003, respectively. This growth is particularly pronounced in our specialty unit, where 2005 net earned premium grew 35.6% when compared to 2004, due to higher gross premiums and the increase in retained premium resulting from the cancellation of the specialty quota share treaty at March 31, 2005. The 2004 assumed premium from the Lloyd's Operations' net earned premium includes $22.2 million as a result of the RITC transaction recorded for the close of the 2002 year of account at Syndicate 1221. The 2003 marine earned premium included approximately $11.0 million as a result of a commutation agreement with a former pool member. Approximately nil, 17.4% and 10.3% of the net earned premium recorded in 2005, 2004 and 2003, respectively, is a result of the Insurance Companies participating on reinsurance treaties supporting the Lloyd's Operations' marine and energy business.

A N N U A L   R E P O R T   2 0 0 5  —   59

    The pre-tax net loss to the Insurance Companies as the result of losses caused by Hurricanes Katrina and Rita of approximately $16.6 million, including $9.1 million of reinstatement costs, increased the Insurance Companies 2005 combined ratio by 6.9 ratio points as follows:

	Hurricane Katrina	Hurricane Rita	Total
	($ in thousands)
Reduction in net earned premiums for reinstatement costs	$8,050	$1,097	$9,147
Gross losses incurred	126,600	71,900	198,500
Reinsurance recoverable	122,502	68,568	191,070

Net losses incurred	4,098	3,332	7,430

Underwriting loss	$12,148	$4,429	$16,577

After-tax net loss	$7,896	$2,879	$10,775

Reduction in earnings per share	$0.58	$0.21	$0.79
Effect on combined ratio:
Loss and LAE ratio	4.0%	1.8%	5.8%
Expense ratio	1.0%	0.1%	1.1%

Combined ratio	5.0%	1.9%	6.9%

    The 2005 underwriting results were favorably impacted by approximately $2.6 million or 1.1 loss ratio points for net prior year savings of which $3.0 million was for professional liability business, $1.6 million for business assumed from our Lloyd's Operations and $0.8 million for run-off business, partially offset by deficiencies of $1.9 million for marine business and $0.9 million for specialty business.

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

    The pre-tax yield on the Insurance Companies' investment portfolio approximated 4.3%, 4.0% and 4.3% for 2005, 2004 and 2003, respectively. The increase in the 2005 yield was primarily due to the investment of new funds, including the $120 million

60  —   A N N U A L   R E P O R T   2 0 0 5

statutory surplus contribution from the net proceeds from our October 2005 equity offering, in an environment of gradually increasing interest rates as monetary policy tightened throughout the year. Average yields in the Company's investments declined during 2004 and 2003 primarily as the result of market yields decreasing through the first half of 2003 and then gradually increasing as monetary policy began to tighten. During this period, the strong cash flow and the $95 million statutory surplus contribution from the net proceeds from the Company's October 2003 stock offering were being invested. Due to the lag between receiving funds and investing long term, short-term balances increased each year. Secondarily, the Company's investment strategy began to lean towards tax-exempt securities as the Company was exiting an AMT carry forward position. Generally, short term investments and tax exempt securities have lower pre-tax yields than the remainder of the Company's portfolio. These factors along with the reinvestment of maturities, calls and redemptions at the then prevailing interest rates, which were generally lower than the yields of such investments maturing, called or redeemed, resulted in decreases to the overall portfolio yield, but in-line with prevailing interest rates based on our portfolio mix. Net investment income increased in 2004 compared to 2003 despite declines in the average investment yield on the portfolio due to strong cash flows throughout 2004 and 2003 coupled with the receipt of $95 million of statutory surplus contributions in the 2003 fourth quarter.

Lloyd's Operations

    The Lloyd's Operations consist of NUAL, a Lloyd's of London underwriting agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Navigators Underwriting Limited, an underwriting managing agency with its principal office in Manchester, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221. The Lloyd's Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the UK Branch of Navigators Insurance Company, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

    Our Lloyd's Syndicate 1221's stamp capacity was £135 million ($246 million) in 2005, £150 million ($275 million) in 2004 and £125 million ($204 million) in 2003. The stamp capacity for 2005 was reduced to £135 million ($246 million) reflective of unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2005. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined by the Council of Lloyd's. Syndicate 1221's stamp capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in our financial statements is gross of commission. We provided 97.5%, 97.4% and 97.4% of Syndicate 1221's total capacity for the 2005, 2004 and 2003 underwriting years, respectively. In 2003, we reinsured 15.4% of our Syndicate 1221 capacity through the utilization of quota share reinsurance agreements to third parties who provide letters of credit used as collateral at Lloyd's. The Lloyd's marine business had been subject to deteriorating pricing beginning in the mid-1990's. The pricing competition showed some signs of stabilizing in 2000 and prices increased in 2001, 2002 and 2003. The 2004 pricing stayed relatively stable and 2005 increased by approximately 2.8%. Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd's Operations included in the consolidated financial statements represent our participation in Syndicate 1221. In September 2005, the Company purchased the remaining outstanding minority interest and will own 100% of Syndicate 1221's capacity for the 2006 underwriting year.

A N N U A L   R E P O R T   2 0 0 5  —   61

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate, since (i) we hold an undivided interest in each asset, (ii) we are proportionately liable for each liability and (iii) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the reinsurance to close (the "RITC"). The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the RITC transaction.

    We provide letters of credit to Lloyd's to support our participation in Syndicate 1221's stamp capacity as discussed below under the caption "Liquidity and Capital Resources".

    Wherever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2005 capacity at Lloyd's of £135 million, the December 31, 2005 exchange rate of £1 equals $1.72 and in the event of a maximum 3% assessment, the Company would be assessed approximately $7 million.

62  —   A N N U A L   R E P O R T   2 0 0 5

    Following are the results of operations of the Lloyd's Operations for each of the years in the three-year period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)

Net earned premium	$108,505	$82,236	$69,462
Net losses and LAE	(80,362)	(38,941)	(43,539)
Commission expense	(19,687)	(15,588)	(12,115)
Other operating expenses	(19,766)	(14,433)	(8,449)

Underwriting profit / (loss)	(11,310)	13,274	5,359
Commission Income	1,902	1,257	538
Net investment income	5,061	2,645	2,009
Net realized capital gains	(467)	(242)	644
Other income	1,747	(1,317)	381

Income (loss) before income tax expense	(3,067)	15,617	8,931
Income tax expense (benefit)	(1,074)	5,466	(1,727)

Net income (loss)	$(1,993)	$10,151	$10,658

Loss and LAE ratio	74.1%	47.4%	62.7%
Commission expense ratio	18.1%	19.0%	17.4%
Other operating expense ratio	18.2%	17.6%	12.2%

Combined ratio	110.4%	84.0%	92.3%

    The Lloyd's Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004. The average renewal premium rate increased approximately 2.8% in 2005. The 2005 fourth quarter had average renewal premium increases of approximately 12.2% primarily due to increases in the offshore energy business premium resulting from losses caused by Hurricanes Katrina and Rita.

A N N U A L   R E P O R T   2 0 0 5  —   63

    The 2005 pre-tax net loss in the Lloyd's Operations was a result of losses caused by Hurricanes Katrina and Rita of approximately $20.2 million, including $5.3 million of reinstatement costs, which increased the Lloyd's Operations 2005 combined ratio by 18.6 ratio points as follows:

	Hurricane Katrina	Hurricane Rita	Total
	($ in thousands)

Reduction in net earned premiums for reinstatement costs	$3,099	$2,219	$5,318
Gross losses incurred	135,061	137,466	272,527
Reinsurance recoverable	127,336	130,333	257,669

Net losses incurred	7,725	7,133	14,858

Underwriting loss	$10,824	$9,352	$20,176

After-tax net loss	$7,036	$6,079	$13,115

Reduction in earnings per share	$0.52	$0.44	$0.96
Effect on combined ratio:
Loss and LAE ratio	9.0%	7.9%	16.9%
Expense ratio	1.0%	0.7%	1.7%

Combined ratio	10.0%	8.6%	18.6%

    Approximately 43% of the gross losses incurred for Hurricanes Katrina and Rita were generated from assumed excess of loss marine reinsurance, a substantial portion of which was retroceded. A large portion of this assumed reinsurance was not renewed during 2006.

    The 2005 underwriting results were favorably impacted by approximately $1.2 million or 1.1 loss ratio points for net prior year savings.

    The 2005 net earned premium and incurred losses were increased by $2.5 million as a result of the RITC transaction for the 2003 year of account. The 2004 net earned premium and incurred losses were increased by $12.8 million as a result of the RITC transaction for the 2002 year of account. The RITC recorded in 2004 when compared to 2003 reflects the increase in our participation in Lloyd's Syndicate 1221 to 97.4% for the 2003 year of account from 68.1% for the 2002 year of account. Two participants in Lloyd's Syndicate 1221 for the 2002 year of account changed their status for the 2003 year of account from participants to reinsurers. Upon closing the 2002 year of account at the end of 2004, substantially all of the RITC assumed on a gross basis for the 2002 year of account was ceded to these reinsurers for the 2003 year of account. One of these reinsurers ceded

64  —   A N N U A L   R E P O R T   2 0 0 5

a large portion of their reinsurance participation for the 2003 year of account to Navigators Insurance Company. A summary of the effect of the 2004 RITC transaction on our financial statements is as follows:

	Lloyd's Operations	Insurance Companies	Eliminations	Consolidated
	($ in millions)

Income Statement:
Gross written premium	$38.1	$22.2	$(22.2)	$38.1
Ceded premiums	47.5	—	(22.2)	25.3

Net written premium	(9.4)	22.2	—	12.8

Net earned premium	(9.4)	22.2	—	12.8
Net loss and LAE incurred	(9.4)	22.2	—	12.8

Net income	$—	$—	$—	$—

Balance sheet:
Reserves for losses and LAE	$38.1	$22.2	$(22.2)	$38.1
Reinsurance receivable on unpaid
losses and LAE	47.5	—	(22.2)	25.3

Net reserves for losses and LAE	$(9.4)	$22.2	$—	$12.8

    The table below illustrates the Company's participation for each year of account in the Lloyd's Syndicate 1221:

	2005	2004	2003
	(£ in millions)

Syndicate stamp capacity	£135	£150	£125
Navigators' corporate capital participation	97.5%	97.4%	97.4%
Third party participants	2.5%	2.6%	2.6%
Two reinsurers referred to above	14.1%	12.5%	40.0%
Retrocessions to Navigators Insurance Company	—	—	25.0%
Navigators' consolidated net participation (1)	83.4%	84.9%	82.4%

(1)
Participation after reinsurance of Navigators' corporate capital vehicles, but before other third party reinsurance

    For 2006, Syndicate 1221's stamp capacity was reduced to £112.5 million ($193 million) and our participation is 100%, while the cessions similar to the cessions to the reinsurers referenced above will be 10%.

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

    The pre-tax yields on funds at Lloyd's approximated 2.4%, 1.7% and 2.0% for 2005, 2004 and 2003, respectively. Generally, funds invested at Lloyd's have been invested with a relatively short average duration, which is reflected in the yield, in order to meet liquidity needs. The increase in the Lloyd's Operations' 2005 yield compared to 2004 is reflective of the gradual increase in

A N N U A L   R E P O R T   2 0 0 5  —   65

interest rates during 2005. Lloyd's average duration of 1.4 years at December 31, 2004 as compared to 1.3 years at December 31, 2005.

    In 2005 and 2004, the Lloyd's Operations was taxed at a 35% rate as previously discussed under "Results of Operations and Overview—Income Taxes". The provision for income tax expense for 2003 reflects the reversal of a previously established deferred tax asset valuation allowance. The valuation allowance was reversed up until the third quarter of 2003 only to the extent of taxable profits. The remaining valuation allowance was completely reversed in the 2003 fourth quarter since it was determined that it was more likely than not that the remaining deferred tax asset resulting from net operating loss carryforwards would be realized.

Navigators Agencies

    The Navigators Agencies produce business for our insurance company subsidiaries. They specialize in writing marine and related lines of business, specialty liability insurance and professional liability coverages.

    Each of the Navigators Agencies underwrites marine and related lines of business for Navigators Insurance Company and three other unaffiliated insurance companies comprising a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared with other pool members. Navigators Insurance Company had an 85% participation in the pool for the 2005 underwriting year and an 80% participation for the 2004 and 2003 underwriting years. Commencing with the 2006 underwriting year, the marine pool was eliminated and, therefore, all of the marine business generated by the Navigators Agencies will be exclusively for Navigators Insurance Company. See "Business—Marine Insurance", for further discussion.

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

    Through the end of 2003, Navigators Specialty and Navigators Pro generally received a 7.5% management fee commission for the business they produced. Effective from January 1, 2004, Navigators Specialty and Navigators Pro received actual cost reimbursement from the Insurance Companies for the business produced. The Navigators Agencies producing the marine business received a 7.5% management fee and a 20% profit commission for the marine business produced. For the 2005 underwriting year, this management fee has been increased to 8.75%. Commencing with the 2006 underwriting year, the Navigators Agencies will receive actual cost reimbursement from the Insurance Companies for the marine business produced.

66  —   A N N U A L   R E P O R T   2 0 0 5

    Following are the results of the Navigators Agencies for each of the years in the three-year period ended December 31, 2005:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)

Revenues:
Commission income	$41,547	$35,065	$27,904
Net investment income	18	8	22
Other income	1,043	884	1,292

Total revenues	42,608	35,957	29,218

Operating expenses:
Other operating expenses	43,678	39,281	31,913

Total operating expenses	43,678	39,281	31,913

(Loss) before income tax expense (benefit)	(1,070)	(3,324)	(2,695)
Income tax expense (benefit)	65	(812)	(1,061)

Net (loss)	$(1,135)	$(2,512)	$(1,634)

    Commission income generally consists of intersegment management fees and profit commissions received from insurance premiums of the Insurance Companies for marine, specialty and professional liability business as well as business from unaffiliated insurance companies in the marine pool. Commission income increased in 2005 compared to 2004 and in 2004 compared to 2003 due to the increased premium revenues coupled with the recording of profit commission income. The 2003 commission income of the Navigators Agencies was reduced by $5.7 million of intersegment profit commission as a result of the $32.5 million of incurred losses recorded by the Insurance Companies for asbestos losses.

    Other income generally represents fee revenues earned for services on behalf of third parties.

    Other operating expenses consist of compensation and general and administrative expenses incurred in connection with underwriting, administrative and claims services performed on behalf of the Insurance Companies and unaffiliated insurers participating in the marine pool. Such expenses have increased each year commensurate with servicing the growth in the overall premium volume coupled with the increased costs incurred in 2005 and 2004 to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

    Income tax expense (benefit) includes Federal and state income taxes related to the taxable income or loss of the Navigators Agencies.

Off-Balance Sheet Transactions

    For a discussion of our letter of credit facility, see "—Liquidity and Capital Resources" included herein.

A N N U A L   R E P O R T   2 0 0 5  —   67

Tabular Disclosure of Contractual Obligations

    The following table sets forth our known contractual obligations with respect to the items indicated at December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Reserves for losses and LAE(1)	$1,557,991	$534,218	$608,808	$236,391	$178,574
Operating Leases	15,718	3,090	5,996	4,968	1,664

Total	$1,573,709	$537,308	$614,804	$241,359	$180,238

(1)
The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $979 million. See "Business—Loss Reserves" included herein.

Investments

    For a discussion of our investments, see "Business—Investments" included herein.

Liquidity and Capital Resources

    Cash flow provided by operations was $238.8 million, $162.5 million and $134.5 million for 2005, 2004, and 2003, respectively. The increases in the 2005, 2004 and 2003 operating cash flows were primarily due to the increases in net written premium. Operating cash flow was used primarily to acquire additional investments.

    Investments and cash increased to $1,182.2 million at December 31, 2005 from $854.9 million at December 31, 2004 and $693.6 million at December 31, 2003. The increases were primarily due to the positive cash flow, $123.8 million of net proceeds received from the equity offering in October 2005 and the $110.8 million of net proceeds received from the equity offering in October 2003. Net investment income was $37.1 million for 2005, $26.8 million for 2004 and $19.6 million for 2003.

    At December 31, 2005, the weighted average rating of our fixed maturity investments was "AA" by Standard & Poor's and "Aa" by Moody's. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At December 31, 2005, our portfolio had an average maturity of 5.2 years and a duration of 3.8 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. No impairment losses were incurred in 2005, 2004 or 2003. As of December 31, 2005 and 2004, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

    We have a $125 million credit facility with a consortium of banks consisting of $115 million for letters of credit and a $10 million credit line. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd's Syndicate 1221 which is denominated in British pounds. At December 31, 2005, letters of credit with an aggregate face amount of $75.9 million were issued under the credit facility. The credit line is unused at December 31, 2005.

    The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. Cash dividends to shareholders are limited to $2.5 million per year. No dividends have been declared or paid and we were in compliance with all covenants through December 31, 2005.

    The credit facility expires on June 30, 2007. If at that time the banks do not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221.

68  —   A N N U A L   R E P O R T   2 0 0 5

    At December 31, 2005, our consolidated stockholders' equity was $470.2 million compared to $328.6 million at December 31, 2004. The increase was primarily due to the $123.8 million of net proceeds from the October 2005 equity offering and, to a lesser extent, the 2005 year net income of $23.6 million offset by $8.3 million of after-tax unrealized loss for the year ended December 31, 2005.

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

    Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. During 2005, 2004 and 2003, approximately 73%, 58% and 51%, respectively of gross incurred losses of approximately $886 million, $453 million and $427 million, respectively, were ceded to reinsurers under pro-rata and quota share treaties. Such recoverable amounts are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.

    Generally, for pro-rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled within 45 days after the quarter end. The Company has the ability to issue "cash calls" requiring such reinsurers to pay losses whenever paid loss activity ceded to a particular reinsurance treaty exceeds a predetermined amount (generally not more than $1 million) as set forth in the pro-rata treaty. For the Insurance Companies, cash calls must generally be paid within 15 business days. There is no specific settlement period for the Lloyd's Operations cash call provisions but such billings are generally paid within 30 days.

    Generally, for excess of loss reinsurers the Company pays monthly or quarterly deposit premiums based on the estimated subject premiums over the contract period (usually one year) which are subsequently adjusted based on actual premiums determined after the expiration of the applicable reinsurance treaty. Paid losses subject to excess of loss recoveries are generally billed as they occur and are usually settled by reinsurers within 15 business days for the Insurance Companies and 30 business days for the Lloyd's Operations.

    The Company sometimes withholds funds from reinsurers and may apply ceded loss billings against such funds in accordance with the applicable reinsurance agreements.

    At December 31, 2005, approximately $26.5 million was due from reinsurers under pro rata and excess of loss reinsurance treaties in connection with our asbestos exposures of which $15.4 million is due from Equitas. Approximately 80% of such amounts will be due and payable to the Company over the next two years as the gross asbestos losses are billed and paid by the Company. The Company generally experiences significant collection delays for a large portion of such balances given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company's ongoing assessment of such reinsurance recoverables.

    The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Katrina and Rita could significantly impact the Company's liquidity needs. However, we expect to pay the 2005 hurricane losses over a period of years from cash flow and, if needed, short-term investments and expect to collect our paid reinsurance recoverables generally under the terms described above.

A N N U A L   R E P O R T   2 0 0 5  —   69

    We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2005, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2006 without prior regulatory approval was $35,648,000. During 2005, 2004 and 2003, Navigators Insurance Company paid dividends to us of $3 million, $6 million and $6 million, respectively.

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

Economic Conditions

    We are a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct effect on our underwriting operations. They do, however, impact our investment portfolio. A decrease in interest rates will tend to decrease our yield and have a positive effect on the fair value of our invested assets. An increase in interest rates will tend to increase our yield and have a negative effect on the fair value of our invested assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  Market Risk

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2005. Our market risk sensitive instruments are entered into for purposes other than trading.

    The carrying value of our investment portfolio as of December 31, 2005 was $1,182.2 million of which 83.2% was invested in fixed-maturity securities. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed-maturity securities. Our exposure to equity price risk and foreign exchange risk is not significant. We have no commodity risk.

    For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

    There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed between the year ended December 31, 2005 and the year ended December 31, 2004. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

70  —   A N N U A L   R E P O R T   2 0 0 5

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

    For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2005.

    The sensitivity analysis model used by us produces a loss in fair value of market-sensitive instruments of $41.0 million based on a 100 basis point increase in interest rates as of December 31, 2005. This loss amount only reflects the impact of an interest rate increase on the fair value of our fixed maturities and short-term investments, which constitute approximately 44.4% of total assets as of December 31, 2005. The loss in fair value of market-sensitive instruments, as a result of a 100 basis point increase in interest rates as of December 31, 2005, is not material.

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

A N N U A L   R E P O R T   2 0 0 5  —   71

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

    Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

    There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

        None.

72  —   A N N U A L   R E P O R T   2 0 0 5

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning the security ownership of the directors and officers of the Company is contained under "Election of Directors" and "Compensation of Directors and Executive Officers" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference. Information concerning securities issuable under the Company's equity compensation plans is contained under "Compensation of Directors and Executive Officers" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning the principal accountant's fees and services for the Company is contained under "Independent Registered Public Accounting Firm" in the Company's 2006 Proxy Statement, which information is incorporated herein by reference.

A N N U A L   R E P O R T   2 0 0 5  —   73

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

74  —   A N N U A L   R E P O R T   2 0 0 5

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc. (Company)
Dated: February 23, 2006	By:	/s/ PAUL J. MALVASIO Paul J. Malvasio Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 23, 2006
/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2006
/s/ PAUL J. MALVASIO Paul J. Malvasio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2006
/s/ SALVATORE A. MARGARELLA Salvatore A. Margarella	Vice President and Treasurer (Principal Accounting Officer)	February 23, 2006
/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 23, 2006
/s/ PETER A. CHENEY Peter A. Cheney	Director	February 23, 2006
/s/ ROBERT W. EAGER, JR. Robert W. Eager, Jr.	Director	February 23, 2006
/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	February 23, 2006
/s/ JOHN F. KIRBY John F. Kirby	Director	February 23, 2006
/s/ MARC M. TRACT Marc M. Tract	Director	February 23, 2006
/s/ ROBERT F. WRIGHT Robert F. Wright	Director	February 23, 2006

A N N U A L   R E P O R T   2 0 0 5  —   75

A N N U A L   R E P O R T   2 0 0 5  —   F-1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.

    We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Navigators Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
New York, New York February 23, 2006

F-2  —   A N N U A L   R E P O R T   2 0 0 5

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that The Navigators Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that The Navigators Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
New York, New York February 23, 2006

A N N U A L   R E P O R T   2 0 0 5  —   F-3

The Navigators Group, Inc. and Subsidiaries
Consolidated Balance Sheets

($ in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2005, $986,726; 2004, $713,049)	$984,113	$722,434
Equity securities, available-for-sale, at fair value (cost: 2005, $19,667; 2004, $19,101)	20,911	21,170
Short-term investments, at cost which approximates fair value	164,047	96,653
Cash	13,165	14,676

Total investments and cash	1,182,236	854,933

Premiums in course of collection	155,977	176,720
Commissions receivable	3,467	3,062
Prepaid reinsurance premiums	136,341	130,761
Reinsurance receivable on paid losses	37,055	20,955
Reinsurance receivable on unpaid losses and loss adjustment expense	979,015	502,329
Net deferred income tax benefit	28,317	17,348
Deferred policy acquisition costs	29,697	23,882
Accrued investment income	10,297	7,303
Goodwill and other intangible assets	7,341	5,282
Other assets	13,506	14,103

Total assets	$2,583,249	$1,756,678

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,557,991	$966,117
Unearned premium	316,516	270,970
Reinsurance balances payable	180,059	143,427
Federal income tax payable	1,274	5,614
Payable for securities purchased	823	3,027
Accounts payable and other liabilities	56,348	38,945

Total liabilities	2,113,011	1,428,100

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 16,616,781 for 2005 and 12,657,160 for 2004	1,662	1,266
Additional paid-in capital	282,463	154,670
Retained earnings	186,901	163,337
Accumulated other comprehensive income (loss)	(788)	9,305

Total stockholders' equity	470,238	328,578

Total liabilities and stockholders' equity	$2,583,249	$1,756,678

See accompanying notes to consolidated financial statements.

F-4  —   A N N U A L   R E P O R T   2 0 0 5

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Income

($ and shares in thousands, except net income per share)

	Year Ended December 31,
	2005	2004	2003
Gross written premium	$779,579	$696,146	$606,492

Revenues:
Net written premium	$380,659	$312,730	$307,128
(Increase) in unearned premium	(42,108)	(1,735)	(29,477)

Net earned premium	338,551	310,995	277,651
Commission income	5,686	4,754	4,281
Net investment income	37,069	26,795	19,550
Net realized capital gains	1,238	922	1,875
Other income (expense)	2,675	(437)	1,361

Total revenues	385,219	343,029	304,718

Operating expenses:
Net losses and loss adjustment expenses incurred	235,655	188,014	211,089
Commission expense	42,671	39,140	40,267
Other operating expenses	73,139	63,783	50,315
Interest expense	—	—	255

Total operating expenses	351,465	290,937	301,926

Income before income tax expense (benefit)	33,754	52,092	2,792

Income tax expense (benefit):
Current	15,826	19,794	3,610
Deferred	(5,636)	(2,567)	(8,503)

Total income tax expense (benefit)	10,190	17,227	(4,893)

Net income	$23,564	$34,865	$7,685

Net income per common share:
Basic	$1.74	$2.77	$0.81
Diluted	$1.73	$2.74	$0.80
Average common shares outstanding:
Basic	13,528	12,598	9,446
Diluted	13,657	12,715	9,585

See accompanying notes to consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 5  —   F-5

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Preferred Stock
Balance at beginning and end of period	$—	$—	$—

Common stock
Balance at beginning of year	$1,266	$1,254	$851
Shares issued for public offering	380	—	398
Shares issued under stock plans	16	12	5

Balance at end of period	$1,662	$1,266	$1,254

Additional paid-in capital
Balance at beginning of year	$154,670	$151,765	$40,141
Shares issued for public offering	123,432	—	110,364
Effect of SFAS 123 for stock options	1,046	992	761
Shares issued under stock plans	3,315	1,913	499

Balance at end of period	$282,463	$154,670	$151,765

Treasury stock held at cost
Balance at beginning of year	$—	$—	$(236)
Shares issued for vested stock grants	—	—	236

Balance at end of period	$—	$—	$—

Retained earnings
Balance at beginning of year	$163,337	$128,472	$120,787
Net income for period	23,564	34,865	7,685

Balance at end of period	$186,901	$163,337	$128,472

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$7,416	$7,871	$9,499
Change in period	(8,300)	(455)	(1,628)

Balance at end of period	(884)	7,416	7,871

Cumulative translation adjustments, net of tax
Balance at beginning of year	1,889	666	233
Net adjustment for period	(1,793)	1,223	433

Balance at end of period	96	1,889	666

Balance at end of period	$(788)	$9,305	$8,537

Total stockholders' equity at end of period	$470,238	$328,578	$290,028

See accompanying notes to consolidated financial statements.

F-6  —   A N N U A L   R E P O R T   2 0 0 5

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Net income	$23,564	$34,865	$7,685

Other comprehensive income:
Change in net unrealized (losses) on securities, net of tax (benefit) of $(4,469), $(245) and $(455) in 2005, 2004 and 2003, respectively (1)	(8,300)	(455)	(1,628)
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $(965), $658 and $233 in 2005, 2004 and 2003, respectively	(1,793)	1,223	433

Other comprehensive income (loss)	(10,093)	768	(1,195)

Comprehensive income	$13,471	$35,633	$6,490

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$(7,495)	$144	$(410)
Less: reclassification adjustment for net gains included in net income	805	599	1,218

Change in net unrealized (losses) on securities, net of tax	$(8,300)	$(455)	$(1,628)

See accompanying notes to consolidated financial statements.

A N N U A L   R E P O R T   2 0 0 5  —   F-7

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$23,564	$34,865	$7,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,947	1,367	1,555
Net deferred income tax (benefit)	(5,636)	(2,567)	(8,503)
Net realized capital (gains)	(1,238)	(922)	(1,875)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(492,786)	(146,573)	(133,558)
Reserve for losses and loss adjustment expenses	591,874	241,505	234,970
Prepaid reinsurance premiums	(5,580)	(28,620)	(43,239)
Unearned premium	45,546	32,167	71,431
Premiums in course of collection	20,743	(48,044)	(20,004)
Commissions receivable	(405)	908	(858)
Deferred policy acquisition costs	(5,815)	838	(1,088)
Accrued investment income	(2,994)	(1,757)	(2,237)
Reinsurance balances payable	36,632	45,844	42,009
Federal income tax	(4,340)	14,361	(7,921)
Other	37,314	19,119	(3,840)

Net cash provided by operating activities	238,826	162,491	134,527

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	22,026	27,295	15,702
Sales	314,975	357,720	263,765
Purchases	(628,493)	(517,687)	(499,729)
Equity securities, available-for-sale
Sales	5,964	7,898	2,550
Purchases	(5,559)	(13,985)	(2,065)
Change in payable for securities	(2,204)	(9,830)	7,530
Net change in short-term investments	(67,404)	(6,982)	(22,110)
Purchase of property and equipment	(3,151)	(2,221)	(1,991)
Purchase of additional Syndicate 1221 capacity	(2,342)	—	—

Net cash (used in) investing activities	(366,188)	(157,792)	(236,348)

Financing activities:
Net proceeds from stock offering	123,862	—	110,762
Repayment of bank loan	—	—	(14,500)
Proceeds of stock issued from Employee Stock Purchase Plan	419	434	—
Proceeds of stock issued from exercise of stock options	1,570	1,144	515

Net cash provided by financing activities	125,851	1,578	96,777

Increase (decrease) in cash	(1,511)	6,277	(5,044)
Cash at beginning of year	14,676	8,399	13,443

Cash at end of period	$13,165	$14,676	$8,399

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	17,867	5,628	11,825
Interest paid	—	—	255
Issuance of stock to directors	123	60	72

See accompanying notes to consolidated financial statements.

F-8  —   A N N U A L   R E P O R T   2 0 0 5

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

    The Company's two insurance subsidiaries are Navigators Insurance Company, which includes a United Kingdom Branch (the "U.K. Branch"), and NIC Insurance Company. Navigators Insurance Company is the Company's largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990 and underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Navigators Insurance Company and NIC Insurance Company are collectively referred to herein as the "Insurance Companies".

    Five of the Company's wholly owned insurance underwriting agencies (the "Navigators Agencies") produce business for the Insurance Companies. They specialize in writing marine and related lines of business, specialty liability insurance and professional liability coverages.

    Each of the Navigators Agencies write marine and related business for Navigators Insurance Company and two unaffiliated insurance companies. The three insurance companies comprise a marine insurance pool. Marine insurance policies are issued by Navigators Insurance Company with the business shared through the pool. Navigators Insurance Company had a 85% net participation in the pool for underwriting year 2005 and an 80% net participation in the pool for underwriting years 2003 and 2004. Commencing with the 2006 underwriting year, the marine pool was eliminated and, therefore, all of the marine business generated by the Navigators Agencies will be exclusively for Navigators Insurance Company.

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

    Navigators Holdings (UK) Limited is a holding company for the Company's U.K. subsidiaries consisting of the Lloyd's Operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the U.K. Branch of Navigators Insurance Company. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's

A N N U A L   R E P O R T   2 0 0 5  —   F-9

of London ("Lloyd's") underwriting managing agency which manages Lloyd's Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Lloyd's Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency with its principal office in Manchester, Leeds and Basingstoke, England, which underwrites cargo and engineering business for Lloyd's Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium on behalf of our Lloyd's Syndicate 1221.

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

Investments

    As of December 31, 2005 and 2004, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock. All fixed maturity and equity securities are carried at fair value. The fair values are based on quoted market prices or dealer quotes provided by independent pricing services.

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

    Realized gains and losses on sales of investments are recognized when the related trades are executed and are determined on the basis of the specific identification method. When a decline in fair value of an investment is considered to be "other-than-temporary," the investment is written down to fair value through a charge to operations.

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

F-10  —   A N N U A L   R E P O R T   2 0 0 5

account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close" ("RITC"). At December 31, 2005, 2004 and 2003, the Company closed its 2003, 2002 and 2001 underwriting years, respectively, the net effect of which resulted in such transfers to NCUL and Millennium of $7,000, $38.1 million and $0.5 million, respectively. There were no gains or losses recorded on the RITC.

    Lloyd's Syndicate 1221 had stamp capacity of £135 million ($246 million) in 2005, £150 million ($275 million) in 2004 and £125.0 million ($204 million) in 2003. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write based on a business plan approved by the Council of Lloyd's. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in the Company's financial statements is gross of commission. The Company participates for 97.5%, 97.4% and 97.4% of Syndicate 1221's capacity for the 2005, 2004 and 2003 underwriting years, respectively. The Lloyd's operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221. In September 2005, the Company purchased the remaining outstanding minority interest and will own 100% of the Syndicate 1221 capacity for the 2006 underwriting year.

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

Commission Income

    Commission income consists of commissions and profit commissions from the unaffiliated insurance companies in the marine pool and profit commissions from the unaffiliated participants at Lloyd's Syndicate 1221. Commissions from those unaffiliated insurers are based on gross earned premiums and are recognized as revenue ratably over the same period as the related premiums are recognized as revenue. Profit commission is based on estimated net underwriting income of the

A N N U A L   R E P O R T   2 0 0 5  —   F-11

unaffiliated parties and is accrued over the period in which the related income is recognized. Changes in prior estimates of commission income are recorded when such changes become known.

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

Reserves for Losses and Loss Adjustment Expenses

    Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses ("IBNR"). IBNR loss reserves are calculated by the Company's actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ from such amounts.

Net Income Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if the issued stock options were exercised and all stock grants were fully vested.

Reinsurance Ceded

    In the normal course of business, reinsurance is purchased by the Company from insurers or reinsurers to reduce the amount of loss arising from claims. In order to determine the proper accounting for the reinsurance, management analyzes the reinsurance agreements to determine whether the reinsurance should be classified as prospective or retroactive based upon the terms of the reinsurance agreement and whether the reinsurer has assumed significant insurance risk to the extent that the reinsurer may realize a significant loss from the transaction.

    Prospective reinsurance is reinsurance in which an assuming company agrees to reimburse the ceding company for losses that may be incurred as a result of future insurable events covered under contracts subject to the reinsurance. Retroactive reinsurance is reinsurance in which an assuming company agrees to reimburse a ceding company for liabilities incurred as a

F-12  —   A N N U A L   R E P O R T   2 0 0 5

result of past insurable events covered under contracts subject to the reinsurance. The analysis of the reinsurance contract terms has determined that all of the Company's reinsurance is prospective reinsurance with adequate transfer of insurance risk to the reinsurer to qualify for reinsurance accounting treatment.

    Ceded reinsurance premiums and any related ceding commission and ceded losses are reflected as reductions of the respective income or expense accounts over the terms of the reinsurance contracts. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force. Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premiums. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy. Unearned premiums ceded and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets. Provisions are made for estimated unrecoverable reinsurance.

Depreciation and Amortization

    Depreciation of furniture and fixtures and electronic data processing equipment, and amortization of computer software is provided over the estimated useful lives of the respective assets, ranging from three to seven years, using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the useful lives of those improvements or the contractual terms of the leases using the straight-line method.

    The Company capitalizes the costs of computer software developed or purchased for internal use. As of December 31, 2005 and 2004, unamortized computer software costs were $193,000 and $310,000, respectively. Amortization of computer software expense amounted to $120,000, $172,000 and $481,000 in 2005, 2004 and 2003, respectively.

Goodwill and Other Intangible Assets

    Goodwill and other intangible assets were $7,341,000 and $5,282,000 at December 31, 2005 and 2004, respectively, net of accumulated amortization of $1,088,000 in each year. There was no amortization expense in 2005, 2004 or 2003 related to the goodwill and other intangible assets. The goodwill and other intangible assets consists of $2,534,000 for the Navigators Agencies' segment at both December 31, 2005 and 2004, and $4,807,000 and $2,748,000 for the Lloyd's Operations' segment at December 31, 2005 and 2004, respectively. The increase in the Lloyd's Operations goodwill and other intangible assets at December 31, 2005 compared to December 31, 2004 was primarily due to the purchase in September 2005 of the 2.5% of capacity at Lloyd's Syndicate 1221 not already owned by the Company. The December 31, 2005 goodwill and intangible assets of $7,341,000 consists of $4,999,000 of goodwill and $2,342,000 of other intangible assets. Goodwill and other intangible assets on the Company's consolidated balance sheets may fluctuate due to changes in the foreign currency rates between the U.S. dollar and the British pound.

    SFAS 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. The Company completed its annual impairment review of goodwill and other intangible assets resulting in no impairment as of December 31, 2005.

A N N U A L   R E P O R T   2 0 0 5  —   F-13

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

    SFAS 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation eliminating the alternative use of APB 25 in 2005. SFAS 123 (revised 2004) has no effect on the Company's results of operations or financial condition since the Company adopted the fair value recognition provisions of SFAS 123 in 2003. See Note 9 to our consolidated financial statements, included herein.

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

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition to all of our reserves for losses and loss adjustment expenses being an estimate, a portion of the Company's premium is estimated for unreported premium, mostly for the marine business written by our UK Branch and Lloyd's Operations. We generally do not experience any significant backlog in processing premiums. Of the $780 million of gross written premium recorded in 2005, $89 million or 11% was estimated. The estimated premium was 15% of the gross written premium in both 2004 and 2003. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

F-14  —   A N N U A L   R E P O R T   2 0 0 5

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 2. Investments

          The Company's fixed maturities and equity securities at December 31, 2005 and 2004 were as follows:

December 31, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$244,890	$2,432	$(2,249)	$244,707
States, municipalities and political subdivisions	216,345	1,563	(2,115)	216,897
Mortgage- and asset-backed securities (excluding GNMAs)	358,062	758	(3,682)	360,986
Corporate bonds	164,816	2,115	(1,435)	164,136

Total fixed maturities (1)	984,113	6,868	(9,481)	986,726

Equity securities—common stocks	20,911	1,893	(649)	19,667
Cash and short-term investments	177,212	—	—	177,212

	$1,182,236	$8,761	$(10,130)	$1,183,605

(1)
Approximately 5.6% and 10.7% of total fixed maturities investments, at fair value, are direct or collateralized obligations, respectively, of FNMA and FHLMC.

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

(1)
Approximately 6.0% and 11.4% of total fixed maturities investments, at fair value, are direct or collateralized obligations, respectively, of FNMA and FHLMC.

A N N U A L   R E P O R T   2 0 0 5  —   F-15

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

    When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2005, 2004 or 2003.

F-16  —   A N N U A L   R E P O R T   2 0 0 5

    The following table summarizes all securities in an unrealized loss position at December 31, 2005 and 2004 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2005		December 31, 2004
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$66,229	$772	$97,338	$519
7-12 Months	52,994	690	33,916	283
> 12 Months	51,234	787	24,258	649

Subtotal	170,457	2,249	155,512	1,451

States, municipalities and political subdivisions
0-6 Months	82,167	696	18,966	94
7-12 Months	43,875	776	14,155	225
> 12 Months	24,786	643	518	20

Subtotal	150,828	2,115	33,639	339

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	184,145	1,847	64,598	208
7-12 Months	53,485	942	19,536	232
> 12 Months	52,115	893	774	30

Subtotal	289,745	3,682	84,908	470

Corporate bonds
0-6 Months	45,995	576	29,870	160
7-12 Months	9,109	202	16,069	189
> 12 Months	26,904	657	4,803	170

Subtotal	82,008	1,435	50,742	519

Total Fixed Maturities	$693,038	$9,481	$324,801	$2,779

Equity securities—common stocks
0-6 Months	$2,200	$167	$3,779	$23
7-12 Months	3,120	235	892	65
> 12 Months	756	247	—	—

Total Equity Securities	$6,076	$649	$4,671	$88

A N N U A L   R E P O R T   2 0 0 5  —   F-17

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

    The Company's fixed maturity securities by years of maturity as of December 31, 2005 were as follows:

Period from December 31, 2005 to Maturity	Fair Value	Amortized Cost
	($ in thousands)
Due in one year or less	$39,362	$39,440
Due after one year through five years	256,822	258,259
Due after five years through ten years	175,015	174,360
Due after ten years	85,735	83,689
Mortgage- and asset-backed (including GNMAs)	427,179	430,978

Total	$984,113	$986,726

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.6 years.

    The Company's net investment income was derived from the following sources:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Fixed maturities	$35,551	$26,445	$19,057
Equity securities	799	754	553
Short-term investments	2,307	1,218	998

	38,657	28,417	20,608
Investment expenses	(1,588)	(1,622)	(1,058)

Net investment income	$37,069	$26,795	$19,550

F-18  —   A N N U A L   R E P O R T   2 0 0 5

    The Company's realized capital gains and losses were as follows:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Fixed maturities:
Gains	$1,932	$1,014	$2,012
(Losses)	(1,680)	(1,093)	(295)

	252	(79)	1,717

Equity securities:
Gains	1,149	1,489	673
(Losses)	(163)	(488)	(515)

	986	1,001	158

Net realized capital gains	$1,238	$922	$1,875

    At December 31, 2005 and 2004, fixed maturities with amortized values of $10,429,000 and $9,325,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2005 and 2004, investments of $201,000 and $216,000, respectively, were on deposit with the Bank of England for Navigators Insurance Company's U.K. Branch. Also, at December 31, 2005 and 2004, $290,000 of investments were pledged as security under a reinsurance treaty.

    At December 31, 2005, the Company did not have a concentration of greater than 10% of invested assets in a single non-U.S. government issuer.

    The fair values of fixed maturity and equity securities are based on quoted market prices or dealer quotes provided by independent pricing services at the reporting date. Short-term investments are carried at cost, which approximates fair value. The carrying amounts of premium receivables approximate fair value because of the short duration of those instruments.

Note 3. Credit Facility

          We have a $125 million credit facility with a consortium of banks consisting of $115 million for letters of credit and a $10 million credit line. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd's Syndicate 1221 which is denominated in British pounds. At December 31, 2005, letters of credit with an aggregate face amount of $75.9 million were issued under the credit facility. The credit line was unused at December 31, 2005.

    The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. Cash dividends to shareholders are limited to $2.5 million per year. No dividends have been declared or paid through December 31, 2005. At December 31, 2005, we were in compliance with all covenants.

A N N U A L   R E P O R T   2 0 0 5  —   F-19

    The credit facility expires on June 30, 2007. If at that time the banks do not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221.

    The cost of the letters of credit is 1.00% for the used portion and 0.125% for the unused portion of the letter of credit facility. The cost of the line of credit is 1.00% over the Company's choice of LIBOR or prime for the used portion and 0.125% for the unused portion of the letter of credit facility.

F-20  —   A N N U A L   R E P O R T   2 0 0 5

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

    The fiduciary accounts as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
	($ in thousands)
Cash and short-term investments	$18,783	$17,791
Premiums receivable	34,058	59,320
Reinsurance balances receivable (payable)	(34,566)	(32,564)

Total assets	$18,275	$44,547

Due to insurance companies	$18,275	$44,547

Total liabilities	$18,275	$44,547

Note 5. Income Taxes

          We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S connected income and non-U.S. connected income. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd's syndicates. Lloyd's and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company's corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charge on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company's premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd's year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. U.S. taxes are not accrued on the earnings of the Company's foreign agencies as these earnings are not subject to the Subpart F income tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

    We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $7.6 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $0.5 million would be payable on such undistributed earnings and be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

A N N U A L   R E P O R T   2 0 0 5  —   F-21

    The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Current:
Federal and foreign	$15,841	$19,687	$3,607
State and local	(15)	107	3

Total	15,826	19,794	3,610

Deferred:
Federal and foreign	(5,672)	(2,583)	(8,634)
State and local	36	16	131

Total	(5,636)	(2,567)	(8,503)

Total income tax expense (benefit)	$10,190	$17,227	$(4,893)

    A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2005		2004		2003
	($ in thousands)
Computed expected tax expense	$11,814	35.0%	$18,232	35.0%	$977	35.0%
Tax-exempt interest	(1,899)	-5.6%	(1,210)	-2.3%	(813)	-29.1%
Dividends received deduction	(166)	-0.5%	(157)	-0.3%	(115)	-4.1%
State and local income taxes, net of Federal income tax	14	0.0%	80	0.2%	87	3.1%
Change in the state and local tax net operating loss carryforward	(516)	-3.6%	(1,219)	-2.3%	(1,127)	-40.3%
Change in the valuation allowance	516	3.6%	1,219	2.3%	(4,157)	-148.8%
Other	427	1.3%	282	0.5%	255	8.9%

Actual tax expense and rate	$10,190	30.2%	$17,227	33.1%	$(4,893)	-175.3%

F-22  —   A N N U A L   R E P O R T   2 0 0 5

    The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2005	2004
	($ in thousands)
Deferred tax assets:
Loss reserve discount	$21,418	$18,292
Unearned premium	8,796	6,157
Net unrealized losses on securities	476	—
Stock based compensation	2,011	1,632
State and local net operating loss carryforward	5,009	4,493
Other	1,214	—

Total gross deferred tax assets	38,924	30,574
Less: Valuation allowance	(5,009)	(4,493)

Total deferred tax assets	33,915	26,081

Deferred tax liabilities:
Deferred acquisition costs	(5,026)	(2,824)
Contingent commission receivable	(318)	(289)
Net unrealized gains on securities	—	(3,993)
Net deferred state and local income tax	(254)	(218)
Other	—	(1,409)

Total deferred tax liabilities	(5,598)	(8,733)

Net deferred tax asset	$28,317	$17,348

    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences at December 31, 2005, net of any valuation allowance.

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

A N N U A L   R E P O R T   2 0 0 5  —   F-23

    The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5,009,000 and $4,493,000 at December 31, 2005 and 2004, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local carryforwards at December 31, 2005 expire from 2020 to 2025.

Note 6. Reserves for Losses and Loss Adjustment Expenses

          Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses ("LAE") for insurance companies such as Navigators Insurance Company and NIC Insurance Company, and Lloyd's corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. is dependent upon the receipt of information from the agents and brokers which produce the insurance business for the Company. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the agents and brokers and, subsequently, to Navigators Insurance Company, NIC Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.

    Loss reserves are established by our Insurance Companies and Lloyd's Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the agent or broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information, in part on industry experience and in part on the judgment of our senior corporate officers. They are calculated by the Company's actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.

    Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Using the aforementioned actuarial methods and different underlying assumptions, our actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each class of business. We do not calculate a range of loss reserve estimates. We believe that ranges may not be a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. The numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves include: interpreting loss development activity, emerging economic and social trends, inflation, changes in the regulatory and judicial environment and changes in our operations, including changes in underwriting standards and claims handling procedures. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly

F-24  —   A N N U A L   R E P O R T   2 0 0 5

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

    The following table summarizes the activity in the Company's reserve for losses and LAE during the three most recent years:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Net reserves for losses and LAE at beginning of year	$463,788	$374,171	$264,647

Provision for losses and LAE for
claims occurring in the current year	239,429	179,094	151,940
Lloyd's portfolio transfer—reinsurance to close	7	12,756	514
Increase (decrease) in estimated losses and ]LAE for claims occurring in prior years	(3,781)	(3,836)	58,635

Incurred losses and LAE	235,655	188,014	211,089

Losses and LAE payments for claims occurring during:
Current year	(23,486)	(18,363)	(17,180)
Prior years	(96,981)	(80,034)	(84,385)

Losses and LAE payments	(120,467)	(98,397)	(101,565)

Net reserves for losses and LAE at end of year	578,976	463,788	374,171

Reinsurance receivable on unpaid losses and LAE	979,015	502,329	350,441

Gross reserves for losses and LAE at end of year	$1,557,991	$966,117	$724,612

    The segment breakdown of prior year reserve deficiency (redundancy) was as follows:

Insurance Companies	$(2,582)	$2,830	$61,476
Lloyd's Operations	(1,199)	(6,666)	(2,841)

Total	$(3,781)	$(3,836)	$58,635

    The $2.6 million net redundancy recorded in 2005 for claims occurring in prior years for the Insurance Companies includes prior year savings of $3.0 million for professional liability business, $1.6 million for business assumed from our Lloyd's Operations and $0.8 million for run-off business, partially offset by deficiencies of $1.9 million for marine business and $0.9 million for specialty business.

A N N U A L   R E P O R T   2 0 0 5  —   F-25

    The $2.8 million net deficiency recorded in 2004 for claims occurring in prior years for the Insurance Companies includes approximately $4.8 million for marine business, $2.3 million for specialty business and $0.7 million for run-off business, partially offset by $2.8 million of prior year savings for professional liability business and $2.2 million for business assumed from our Lloyd's Operations.

    The $61.5 million net deficiency recorded in 2003 for claims occurring in prior years for the Insurance Companies includes approximately $32.5 million recorded for asbestos and environmental exposures (consisting of $31.1 million in marine business and $1.4 million in run-off business), $22.2 million recorded for Specialty business mostly for our California contractors liability business, approximately $4.0 million for marine business and $2.8 million for other run-off business (the latter three being unrelated to the asbestos and environmental exposures). The additional asbestos and environmental charges include $25.7 million of uncollectible reinsurance.

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed. A Lloyd's syndicate typically closes an underwriting account with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate, since (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. In our case, our participation increased from 67.4% in 2001 to 68.1% in 2002 to 97.4% in 2003 and 2004 and to 97.5% in 2005. We therefore recorded our increasing proportionate share of the assets and liabilities of Syndicate 1221. At December 31, 2005, 2004 and 2003, the Company closed its 2003, 2002 and 2001 underwriting years, respectively, the net effect of which resulted in such transfers to NCUL and Millennium of $7,000, $38.1 million and $0.5 million, respectively. The RITC transaction accounted for part of the increase in the premium volume in the Lloyd's Operations. The RITC transaction was recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the RITC transaction.

F-26  —   A N N U A L   R E P O R T   2 0 0 5

    The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Gross of Reinsurance
Beginning reserve	$78,421	$78,472	$813
Incurred loss & LAE	(17,409)	1,183	77,837
Calendar year payments	4,174	1,234	178

Ending gross reserves	$56,838	$78,421	$78,472

Gross case loss reserves	$48,958	$26,276	$2,202
Gross IBNR loss reserves	7,880	52,145	76,270

Ending gross reserves	$56,838	$78,421	$78,472

Net of Reinsurance
Beginning reserve	$31,394	$32,083	$441
Incurred loss & LAE	529	405	31,680
Calendar year payments	1,551	1,094	38

Ending net reserves	$30,372	$31,394	$32,083

Net case loss reserves	$22,669	$9,904	$1,199
Net IBNR loss reserves	7,703	21,490	30,884

Ending net reserves	$30,372	$31,394	$32,083

    The reserves we have established for asbestos exposures at December 31, 2005 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, with each settlement to be paid over two years; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement will be paid over seven years starting in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time.

    The Company has now settled the four large asbestos claims where excess policy limits were exposed to class action suits which gave rise to the reserve action taken in 2003 described below. The Company believes that there are no remaining known claims where it would suffer a material loss as a result of excess policy limits being exposed to class action suits for insureds involved in the manufacturing or distribution of asbestos products. There are no assurances however that material loss development may not arise in the future from existing asbestos claims or new claims given the evolving and complex legal environment that may directly impact the outcome of the asbestos exposures of our insureds.

    Navigators Insurance Company increased its gross and net asbestos reserves for losses by approximately $77.6 million and $31.6 million, respectively, in the fourth quarter of 2003. As a result, gross and net incurred losses increased by the amount of the respective reserve increases. The gross asbestos loss deficiency was reduced by $17.4 million due to the settlement of large asbestos losses in 2005. The $31.6 million of net asbestos losses includes $25.7 million of uncollectible reinsurance.

A N N U A L   R E P O R T   2 0 0 5  —   F-27

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

    With respect to its analysis of related potential reinsurance recoveries, the Company determined that the collectibility of $25.7 million of reinsurance coverage for its business with asbestos exposure was doubtful for a number of reasons, including in large part that certain reinsurers providing coverage for the Company in the mid-1980s had since become insolvent, were in run-off or otherwise were no longer active in the reinsurance business.

    To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the Company's allowance for uncollectible reinsurance would increase for the aforementioned reinsurers that are insolvent, in runoff or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the remaining portion of its historic gross asbestos exposure. Gross and net loss development for asbestos exposure was not significant in 2004 and 2005.

    Loss development activity for environmental losses in 2005, 2004 and 2003 has generally consisted of oil spill claims on marine liability policies written in the ordinary course of business.

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

    We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. Changes in significant actuarial assumptions utilized to establish loss reserves could have the effect of increasing gross loss reserves and therefore increase the amount due from reinsurers. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or Standard & Poor's rating of "A" or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders' surplus. The Company's Reinsurance Security Committee monitors the financial strength of its reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

    The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 77% of the total recoverables) together

F-28  —   A N N U A L   R E P O R T   2 0 0 5

with the reinsurance recoverables and collateral at December 31, 2005, and the reinsurers' rating from the indicated rating agency:

	Reinsurance Recoverables
Reinsurer	Unearned Premium	Unpaid/Paid Losses	Total	Collateral(1) Held	Rating & Rating Agency
	($ in millions)
Folksamerica Reinsurance Company	$19.1	$142.1	$161.2	$36.6	A	AMB	(2)
General Reinsurance Corporation	8.8	96.4	105.2	7.1	A++	AMB
Swiss Reinsurance America Corporation	5.8	86.1	91.9	6.4	A+	AMB
GE Reinsurance Corporation	3.4	61.3	64.7	3.2	A	AMB
Allianz Marine & Aviation Vers	0.6	50.8	51.4	2.3	A-	S&P	(3)
Swiss Reinsurance Company (UK) Ltd	7.7	35.5	43.2	3.2	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	6.6	33.5	40.1	9.5	A+	AMB
Transatlantic Reinsurance Company	10.8	26.5	37.3	8.1	A+	AMB
Everest Reinsurance Company	12.0	24.5	36.5	8.2	A+	AMB
Arch Reinsurance Company	8.4	28.0	36.4	4.1	A-	AMB
Converium AG	3.1	23.9	27.0	7.5	B++	AMB
National Liability & Fire Insurance Company	3.9	22.5	26.4	2.0	A++	AMB
Platinum Underwriters Re	4.3	19.1	23.4	2.2	A	AMB
Partner Reinsurance Company of the U.S	3.5	19.1	22.6	2.3	A+	AMB
Lloyd's Syndicate # 958	1.5	20.2	21.7	1.3	A	AMB
Arch Reinsurance Limited	4.0	14.9	18.9	17.9	A-	AMB
QBE Int'L Insurance Ltd	0.5	18.3	18.8	4.3	A+	S&P
Employers Mutual Casualty Company	2.9	15.7	18.6	18.6	A-	AMB
XL Re. Ltd	2.6	15.5	18.1	8.4	A+	AMB
Quanta Reinsurance Limited	1.7	16.3	18.0	14.1	A-	AMB
All others	25.1	245.9	271.0	97.5

	$136.3	$1,016.1	$1,152.4

(1)
Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd's Operations.

(2)
A.M. Best

(3)
Standard & Poor's

    The largest portion of the Company's collateral consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. Such regulation requires collateral to be held by the ceding company from assuming companies not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of credit and an "evergreen" clause which prevents the expiration of the letter of credit without due notice

A N N U A L   R E P O R T   2 0 0 5  —   F-29

to the Company. Only banks considered qualified by the NAIC may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counter-party to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counter-party bank in the event such counter-party bank becomes unqualified and the reinsurer experiences significant financial deterioration or becomes insolvent. Under such circumstances, the Company could incur a substantial loss from uncollectible reinsurance from such reinsurer.

    Included in reinsurance recoverable for unpaid and paid losses is approximately $26.5 million due from reinsurers in connection with our asbestos exposures of which $15.4 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 and prior years of account).

    The following table summarizes written premium:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Direct	$701,094	$617,228	$534,180
Assumed	78,485	78,918	72,312
Ceded	(398,920)	(383,416)	(299,364)

Net	$380,659	$312,730	$307,128

    The following table summarizes earned premium:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Direct	$653,064	$593,446	$485,221
Assumed	76,795	73,538	48,652
Ceded	(391,308)	(355,989)	(256,222)

Net	$338,551	$310,995	$277,651

F-30  —   A N N U A L   R E P O R T   2 0 0 5

    The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Direct	$745,416	$383,308	$385,073
Assumed	140,321	69,418	42,100
Ceded	(650,082)	(264,712)	(216,084)

Net	$235,655	$188,014	$211,089

    The 2005, 2004 and 2003 assumed written and earned premium includes $7,000, $38.1 million and $0.5 million, respectively, of reinsurance to close from the Lloyd's Operations.

    A contingent liability exists with respect to reinsurance ceded since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

    In September 2003, following receipt of the required regulatory approval, all of the reinsurance obligations and liabilities of Trenwick America Re Corporation and two of its subsidiaries, Chartwell Insurance Company and The Insurance Corporation of New York (collectively referred to as Trenwick), were commuted to Navigators Insurance Company effective as of the beginning of the 2003 underwriting year. Prior to the commutation, these obligations and liabilities were collateralized through a trust agreement established on October 28, 2002. The results of the Trenwick commutation agreement did not have a material impact on our operating results. Under the commutation agreement, in addition to a lump-sum transfer of funds from a trust account to Navigators Insurance Company, Trenwick also assigned rights against its reinsurer, including rights in additional trust assets, to Navigators Insurance Company. The reinsurer, Somerset Insurance, Ltd., a Bermuda Corporation, is 98% owned by our Chairman and a member of his family. Somerset Insurance Ltd. continued to reinsure the portion of the amount commuted that it previously reinsured. This portion constituted approximately 3.1% of Navigators Insurance Company's participation in the pool for the 2003 underwriting year which amounted to $2.3 million of gross written premium. Somerset Insurance Ltd. did not provide reinsurance to the Company for the 2005 or 2004 underwriting years. Net recoverable balances due to Navigators Insurance Company from Somerset Insurance Ltd. at December 31, 2003 of $3.5 million were fully collateralized by a funded trust account held by an independent third party. These liabilities were commuted back to Navigators Insurance Company in December 2004 at 100% of their recorded value of approximately $3 million which resulted in no gain or loss being recorded on the commutation with Somerset Insurance, Ltd.

    An allowance was established for amounts determined to be uncollectible. At December 31, 2005 and 2004, there were allowances for uncollectible reinsurance of $33,143,000 and $32,439,000, respectively. Net charges for uncollectible reinsurance recorded to incurred losses were $1,387,000, $1,959,000 and $27,551,000 for 2005, 2004 and 2003, respectively. The charges for 2003 included $25,700,000 for uncollectible reinsurance as a result of loss reserves established for asbestos exposures on marine and aviation business written mostly prior to 1986. No such charges were incurred in 2005 or 2004.

Note 8. Share Capital

a.
Authorized

A N N U A L   R E P O R T   2 0 0 5  —   F-31

  The Company's authorized share capital consists of 20,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share.

b.
Issued and outstanding

  Changes in the Company's issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Balance, beginning of year	12,657	12,535	8,486
Public offering	3,795	—	3,978
Vested stock grants	37	36	3
Employee stock purchase plan	16	16	—
Stock options exercised	112	70	68

Balance, end of year	16,617	12,657	12,535

    There are no preferred shares issued.

    In October 2005, the Company completed an underwritten public offering of 3,795,000 shares, including the over allotment option, and received net proceeds of $123.8 million. The proceeds were used to contribute $120 million to the Insurance Companies and for other general corporate purposes.

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

Note 9. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan

          At the May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for the Company's common stock. Upon the approval of the 2005 Stock Incentive Plan, no further awards are being issued under any of the Company's other stock plans or the stock appreciation rights plan currently in effect. All stock options issued under the 2005 Stock Incentive Plan are exercisable upon vesting for one share of the Company's common stock and are granted at exercise prices no less than the fair market value of the Company's common stock on the date of grant.

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

F-32  —   A N N U A L   R E P O R T   2 0 0 5

options are exercisable upon vesting for one share of the Company's common stock and are granted at exercise prices no less than 90% of the fair market value of the common stock on the date of the grant.

    Stock grants are expensed as they vest. The amounts charged to expense were $1,500,000, $1,471,000 and $572,000 in 2005, 2004 and 2003, respectively. The above does not include $20,000 in each of 2005 and 2004 and $12,000 in 2003 of the Company's common stock earned by each non-employee director as a portion of the director's compensation for serving on the Company's Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2005, 2004 and 2003 for the stock earned by directors was $140,000, $60,000 and $60,000, respectively.

    Options and grants generally vest equally over a four year period and the options have a maximum term of ten years.

    Unvested restricted stock grants outstanding at December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
Stock grants outstanding at beginning of year	94,460	91,000	103,750
Granted	58,458	52,990	23,500
Vested	(50,874)	(48,975)	(32,500)
Forfeited	(2,336)	(555)	(3,750)

Balance at end of year	99,708	94,460	91,000

    Stock options outstanding at December 31, 2005, 2004 and 2003 were as follows:

	2005		2004		2003
	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices
Options outstanding at beginning of year	641,875	$19.87	550,550	$16.43	519,500	$14.76
Granted	41,500	$33.29	190,000	$29.12	82,000	$25.15
Exercised	(112,375)	$13.97	(70,425)	$13.03	(42,950)	$12.07
Expired or forfeited	(17,000)	$27.15	(28,250)	$32.02	(8,000)	$20.93

Options outstanding at end of year	554,000	$21.85	641,875	$19.87	550,550	$16.43

Number of options exercisable	342,750	$17.34	362,375	$14.45	328,441	$14.96

    Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by the company under the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date. Results for prior years have not been restated. The effect on the Company's 2003 Stockholders' Equity was to increase additional paid-in capital by $761,000 and reduce retained earnings by $495,000 through the charge to operating expenses and the related tax benefit. Prior to 2003, the Company accounted for its stock compensation plans under the recognition and measurement

A N N U A L   R E P O R T   2 0 0 5  —   F-33

provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, with certain pro forma disclosures as required by SFAS 123.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the options granted in the year indicated in the following table:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.0%	3.7%	3.6%
Expected volatility	31.1%	32.2%	34.6%
Expected life	6 years	6 years	6 years
Weighted average fair value	$12.76	$11.21	$10.08

    The following table summarizes information about options outstanding at December 31, 2005:

Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Exercisable Options	Average Exercise Price
$10 to $15	125,375	4.2	$11.18	125,375	$11.18
$16 to $20	132,625	5.1	$17.00	132,375	$17.00
$21 to $30	254,500	7.8	$27.77	85,000	$26.96
$31 to $37	41,500	9.2	$33.29	—	—

    The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights ("SARs") at prices of no less than 90% of the fair market value of the common stock. The pre-tax amounts charged to expense in 2005, 2004 and 2003 were $1,746,000, ($41,000) and $1,717,000, respectively.

F-34  —   A N N U A L   R E P O R T   2 0 0 5

    Stock appreciation rights outstanding at December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005		2004		2003
	SARs	Average Exercise Prices	SARs	Average Exercise Prices	SARs	Average Exercise Prices
SARs outstanding at beginning of year	179,750	$14.19	192,750	$13.54	208,250	$14.33
Granted			—		—
Exercised	(38,875)	$16.01	(9,000)	$15.54	(15,500)	$15.13
Expired or forfeited	(3,125)	$21.35	(4,000)	$15.00	—

SARs outstanding at end of year	137,750	$13.51	179,750	$14.19	192,750	$14.27

Number of SARs exercisable	134,875	$13.32	158,750	$13.51	129,000	$13.54

    Effective July 1, 2003 the Company offered an Employee Stock Purchase Plan (the "ESPP") to all of its eligible employees. The employee is offered the opportunity to purchase the Company's common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of the Company's common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 7,059 shares purchased in 2006 from funds withheld during the July 1, 2005 to December 31, 2005 offering period. There were 15,911 shares purchased in 2005 from funds withheld during the offering periods of July 1, 2004 to December 31, 2004 and January 1, 2005 to June 30, 2005. The ESPP is compensatory under SFAS 123 and therefore the Company is required to expense both the value of the 10% discount and the "look-back" option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2005, 2004 and 2003 was $106,000, $109,000 and $58,000, respectively.

Note 10. Employee Benefits

          The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of their second year and are therefore fully vested after six years of service. The expense for the plan, was $2,027,000 $1,826,000 and $1,363,000 in 2005, 2004 and 2003, respectively. The Company sponsors a similar defined contribution plan under U.K. regulations for its U.K. employees. Contributions, which are full vested when made, are equal to 15% of each eligible employee's gross base salary. The Company expense for this plan was $967,000, $835,000 and $535,000 for 2005, 2004 and 2003, respectively. Such expenses are included in other operating expenses.

    The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute a portion of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

A N N U A L   R E P O R T   2 0 0 5  —   F-35

Note 11. Dividends from Subsidiaries and Statutory Financial Information

          Navigators Insurance Company may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2005, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2006 without prior regulatory approval was $35,648,000. Navigators Insurance Company paid $3,000,000 in dividends to the Company in 2005 and $6,000,000 in each of 2004 and 2003. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations.

    The Insurance Companies' statutory net income (loss) as filed with the regulatory authorities for 2005, 2004 and 2003 was $18,724,000, $31,943,000 and $(4,398,000), respectively. The statutory surplus as filed with the regulatory authorities was $356,484,000 and $235,561,000 at December 31, 2005 and 2004, respectively.

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

    The significant differences between SAP and GAAP are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders' equity; (3) certain deferred tax assets are not permitted to be included in statutory surplus, while under GAAP deferred taxes are provided to reflect all temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

    As part of its general regulatory oversight process, the Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Insurance Companies are currently being examined by the New York Insurance Department for the years 2001 through 2004.

F-36  —   A N N U A L   R E P O R T   2 0 0 5

Note 12. Commitments and Contingencies

a.
Future minimum annual rental commitments at December 31, 2005 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2013, are as follows:

Year Ended December 31,	($ in thousands)
2006	$3,090
2007	3,066
2008	2,930
2009	2,876
2010	2,092
Subsequent to 2010	1,664

Total	$15,718

  The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $3,099,000, $2,845,000 and $2,657,000, respectively.

b.
The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.

c.
Wherever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2005 capacity at Lloyd's of £135 million, the December 31, 2005 exchange rate of £1 equals $1.72 and assuming the maximum 3% assessment, the Company would be assessed approximately $7 million.

Note 13. Segment Information

          The Company's subsidiaries are primarily engaged in the writing and management of property and casualty insurance. The Company's segments include the Insurance Companies, the Lloyd's Operations and the Navigators Agencies, each of which is managed separately. The Insurance Companies consist of Navigators Insurance Company, which includes the U.K. Branch, and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business, contractors' general liability insurance, and professional liability insurance. The Lloyd's Operations underwrite marine and related lines of business at Lloyd's of London. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for both affiliated and unaffiliated companies. Items of revenue and expenditure are included herein based on the legal entity where they are recorded. All segments are evaluated based on their GAAP results which are prepared using the accounting policies described in the summary of significant accounting policies in Note 1 included herein.

A N N U A L   R E P O R T   2 0 0 5  —   F-37

    The Insurance Companies and the Lloyd's Operations' performance are measured based on underwriting results which is a non-GAAP measure and the related combined ratio which is another non-GAAP measure of underwriting profitability. Underwriting profit or loss is calculated from premiums earned, less net losses and LAE, commission expense and other operating expenses related to underwriting activities. The combined ratio is derived by taking such net losses and LAE and operating expenses divided by earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss. The Navigators Agencies' results are measured based on pre-tax income which includes commission income less other operating expenses. Results of the Parent and Other Operations include inter-segment income and expense in the form of affiliated commissions, income and expense from corporate operations and consolidating adjustments. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses.

    Financial data by segment for 2005, 2004 and 2003 was as follows:

	Year Ended December 31, 2005
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other (1)	Total
	($ in thousands)
Gross premium written	$529,681	$248,383		$1,515	$779,579
Net premium written	267,745	112,914		—	380,659
Net earned premium	230,046	108,505		—	338,551
Net losses and loss adjustment expenses	(155,293)	(80,362)		—	(235,655)
Commission expense	(57,816)	(19,687)		—	(77,503)
Other operating expenses	(8,759)	(19,766)		—	(28,525)

Underwriting profit/(loss)	8,178	(11,310)		—	(3,132)
Commission income	—	1,902	$41,547	(37,763)	5,686
Investment Income	31,746	5,061	18	244	37,069
Net realized capital gains/(losses)	1,705	(467)	—	—	1,238
Other income	225	1,747	1,043	(340)	2,675
Commission expense	—	—	—	34,832	34,832
Other operating expenses	—	—	(43,678)	(936)	(44,614)

Income (loss) before income tax expense (benefit)	41,854	(3,067)	(1,070)	(3,963)	33,754
Income tax expense (benefit)	12,585	(1,074)	65	(1,386)	10,190

Net Income (loss)	$29,269	$(1,993)	$(1,135)	$(2,577)	$23,564

Loss and loss expenses ratio	67.5%	74.1%			69.6%
Commission expense ratio	25.1%	18.1%			22.9%
Other operating expense ratio	3.8%	18.2%			8.4%

Combined ratio	96.4%	110.4%			100.9%

(1)
Includes inter-segment eliminations.

F-38  —   A N N U A L   R E P O R T   2 0 0 5

	Year Ended December 31, 2004
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other (1)	Total
	($ in thousands)
Gross premium written	$457,617	$263,867		$(25,338)	$696,146
Net premium written	212,750	99,980		—	312,730
Net earned premium	228,759	82,236		—	310,995
Net losses and loss adjustment expenses	(149,073)	(38,941)		—	(188,014)
Commission expense	(55,120)	(15,588)		—	(70,708)
Other operating expenses	(7,007)	(14,433)		—	(21,440)

Underwriting profit	17,559	13,274		—	30,833
Commission income	—	1,257	$35,065	(31,568)	4,754
Investment Income	24,118	2,645	8	24	26,795
Net realized capital gains	1,164	(242)	—	—	922
Other income	(17)	(1,317)	884	13	(437)
Commission expense	—	—	—	31,568	31,568
Other operating expenses	—	—	(39,281)	(3,062)	(42,343)

Income (loss) before income tax expense (benefit)	42,824	15,617	(3,324)	(3,025)	52,092
Income tax expense (benefit)	13,625	5,466	(812)	(1,052)	17,227

Net Income (loss)	$29,199	$10,151	$(2,512)	$(1,973)	$34,865

Loss and loss expenses ratio	65.2%	47.4%			60.5%
Commission expense ratio	24.1%	19.0%			22.7%
Other operating expense ratio	3.1%	17.6%			6.9%

Combined ratio	92.4%	84.0%			90.1%

(1)
Includes inter-segment eliminations.

A N N U A L   R E P O R T   2 0 0 5  —   F-39

	Year Ended December 31, 2003
	Insurance Companies	Lloyd's Operations	Navigators Agencies	Parent & Other (1)	Total
	($ in thousands)
Gross premium written	$414,194	$223,850		$(31,552)	$606,492
Net premium written	225,142	81,986		—	307,128
Net earned premium	208,189	69,462		—	277,651
Net losses and loss adjustment expenses	(167,550)	(43,539)		—	(211,089)
Commission expense	(52,313)	(12,115)			(64,428)
Other operating expenses	(4,845)	(8,449)			(13,294)

Underwriting profit/(loss)	(16,519)	5,359		—	(11,160)
Commission income	—	538	$27,904	(24,161)	4,281
Investment Income	17,455	2,009	22	64	19,550
Net realized capital gains	1,231	644	—	—	1,875
Other income	188	381	1,292	(500)	1,361
Commission expense	—	—	—	24,161	24,161
Other operating expenses	—	—	(31,913)	(5,108)	(37,021)
Interest expense	—	—	—	(255)	(255)

Income (loss) before income tax expense (benefit)	2,355	8,931	(2,695)	(5,799)	2,792
Income tax expense (benefit)	(104)	(1,727)	(1,061)	(2,001)	(4,893)

Net Income (loss)	$2,459	$10,658	$(1,634)	$(3,798)	$7,685

Loss and loss expenses ratio	80.5%	62.7%			76.0%
Commission expense ratio	25.1%	17.4%			23.2%
Other operating expense ratio	2.3%	12.2%			4.8%

Combined ratio	107.9%	92.3%			104.0%

(1)
Includes inter-segment eliminations.

    The Insurance Companies net earned premium includes $40,495,000, $33,545,000 and $33,755,000 of net earned premium from the U.K. Branch for 2005, 2004 and 2003, respectively.

F-40  —   A N N U A L   R E P O R T   2 0 0 5

Note 14. Earnings Per Common Share

          Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated:

	Year Ended December 31, 2005
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$23,563,669	13,528,393	$1.74
Effect of Dilutive Securities:
Stock options and grants		128,229
Diluted EPS:
Income available to common stockholders	$23,563,669	13,656,622	$1.73
	Year Ended December 31, 2004
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$34,865,000	12,598,033	$2.77
Effect of Dilutive Securities:
Stock options and grants		117,252
Diluted EPS:
Income available to common stockholders	$34,865,000	12,715,285	$2.74
	Year Ended December 31, 2003
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$7,685,000	9,446,192	$0.81
Effect of Dilutive Securities:
Stock options and grants		139,076
Diluted EPS:
Income available to common stockholders	$7,685,000	9,585,268	$0.80

    Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: for 2005, 1,500 shares at an average price of $36.03 expiring in 2015; for 2004, 10,000 shares at an average price of $29.24 expiring in 2014; and for 2003, 21,500 shares at an average price of $34.00 expiring in 2004.

A N N U A L   R E P O R T   2 0 0 5  —   F-41

Note 15. Quarterly Financial Data (Unaudited)

          Following is a summary of quarterly financial data for the periods indicated:

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	($ in thousands, except net income (loss) per share)
Gross written premium	$216,996	$190,133	$188,114	$184,336
Net written premium	117,090	93,257	76,049	94,263
Revenues:
Net earned premium	77,538	85,832	74,734	100,447
Commission income	1,270	1,514	1,025	1,877
Net investment income	7,622	8,961	9,196	11,290
Net realized capital gains	167	416	344	311
Other income	897	470	459	849

Total revenues	87,494	97,193	85,758	114,774

Operating Expenses:
Net losses and loss adjustment expenses incurred	46,221	53,611	76,836	58,987
Commission income	9,604	9,242	11,656	12,168
Other operating expenses	17,444	17,628	17,482	20,586

Total operating expenses	73,269	80,481	105,974	91,741

Income (loss) before income tax expense (benefit)	14,225	16,712	(20,216)	23,033
Income tax expense (benefit)	4,526	5,432	(7,491)	7,723

Net income (loss)	$9,699	$11,280	$(12,725)	$15,310

Comprehensive income (loss)	$3,325	$17,770	$(19,717)	$12,093
Combined ratio	91.0%	91.6%	136.7%	90.0%
Per share data:
Net income (loss) per share—Basic	$0.77	$0.88	$(0.99)	$0.97
Net income (loss) per share—Diluted	$0.76	$0.88	$(0.99)	$0.96

    The increase in 2005 revenues as compared to 2004 was primarily due to the increase in written premium resulting from diversification and organic growth, as well as retaining more of the written premium through the cancellation of the quota share on the specialty business and increasing our participation in the marine pool. Net investment income increased as the result of positive cash flow and the $123.8 million of net proceeds from our October 2005 common stock offering, and an

F-42  —   A N N U A L   R E P O R T   2 0 0 5

increase in the overall yield. The third quarter was negatively impacted by Hurricanes Katrina and Rita which caused pretax incurred losses of $22.3 million and net reinstatement premium costs of $14.4 million.

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	($ in thousands, except net income per share)
Gross written premium	$195,951	$161,626	$151,178	$187,390
Net written premium	95,935	73,689	65,992	77,114
Revenues:
Net earned premium	74,175	75,314	75,137	86,368
Commission income	1,127	1,361	1,121	1,146
Net investment income	5,902	6,625	6,881	7,387
Net realized capital gains (losses)	422	(105)	271	334
Other income (expense)	128	266	(127)	(704)

Total revenues	81,754	83,461	83,283	94,531

Operating Expenses:
Net losses and loss adjustment expenses incurred	43,752	45,392	49,247	49,623
Commission income	11,028	10,040	8,773	9,300
Other operating expenses	13,432	14,620	16,014	19,717

Total operating expenses	68,212	70,052	74,034	78,640

Income before income tax expense	13,542	13,409	9,249	15,891
Income tax expense	4,629	4,372	2,969	5,256

Net income	$8,913	$9,037	$6,280	$10,635

Comprehensive income (loss)	$13,901	$(3,135)	$13,679	$11,188
Combined ratio	88.8%	88.8%	93.4%	89.4%
Per share data:
Net income per share—Basic	$0.71	$0.72	$0.50	$0.84
Net income per share—Diluted	$0.70	$0.71	$0.50	$0.84

    The increase in 2004 revenues as compared to 2003 was primarily due to the increase in written premium resulting from rate increases on new and renewal business in 2003 and the effect of the reinsurance to close on the Lloyd's Operations. Net investment income increased as the result of positive cash flow increasing the investment portfolio and an increase in the overall yield. The third quarter was negatively impacted by Hurricane Ivan which caused pretax incurred losses of $2.9 million and net reinstatement premium costs of $2.2 million.

A N N U A L   R E P O R T   2 0 0 5  —   F-43

SCHEDULE I
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUMMARY OF CONSOLIDATED INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2005
($ in thousands)

Type of Investment	Amortized Cost or Cost	Fair value	Amount at which shown in the consolidated balance sheet
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$244,707	$244,890	$244,890
States, municipalities and political subdivisions	216,897	216,345	216,345
Mortgage- and asset-backed securities (excluding GNMAs)	360,986	358,062	358,062
Corporate bonds	164,136	164,816	164,816

Total fixed maturities (1)	986,726	984,113	984,113

Equity securities—common stocks	19,667	20,911	20,911
Cash and short-term investments	177,212	177,212	177,212

Total	$1,183,605	$1,182,236	$1,182,236

(1)
Approximately 5.6% and 10.7% of total fixed maturities investments, at fair value, are direct or collateralized obligations, respectively, of FNMA and FHLMC.

A N N U A L   R E P O R T   2 0 0 5  —   S-1

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE NAVIGATORS GROUP, INC.
BALANCE SHEETS
(Parent Company)
($ in thousands, except share data)

	December 31,
ASSETS
	2005	2004
Cash	$224	$188
Investment in wholly owned subsidiaries, at equity	453,023	319,975
Short-term investments	16,702	4,039
Other assets	6,229	7,216

Total assets	$476,178	$331,418

LIABILITIES
Accounts payable and other liabilities	$5,940	$2,840

Total liabilities	5,940	2,840

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 16,616,781 for 2005 and 12,657,160 for 2004	1,662	1,266
Additional paid-in capital	282,463	154,670
Retained earnings	186,901	163,337
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	(884)	7,416
Foreign currency translation adjustment, net of tax	96	1,889

Total stockholders' equity	470,238	328,578

Total liabilities and stockholders' equity	$476,178	$331,418

S-2  —   A N N U A L   R E P O R T   2 0 0 5

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF INCOME
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Net investment income	$244	$24	$64
Dividends received from wholly owned subsidiaries	3,000	7,000	9,500
Other (expense)	(4,208)	(2,851)	(4,365)
Operating expenses and income taxes	1,387	855	503

Income before equity in undistributed net income of wholly owned subsidiaries	423	5,028	5,702
Equity in undistributed net income of wholly owned subsidiaries	23,141	29,837	1,983

Net Income	$23,564	$34,865	$7,685

A N N U A L   R E P O R T   2 0 0 5  —   S-3

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF CASH FLOWS
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$23,564	$34,865	$7,685
Adjustments to reconcile net income to net cash provided by operations:
Equity in undistributed net (income) of wholly owned subsidiaries	(23,141)	(29,837)	(1,983)
Other	6,425	15,409	(170)

Net cash provided by operating activities	6,848	20,437	5,532

Investing activities:
Investments in subsidiaries	(120,000)	(25,039)	(95,474)
Net (increase) decrease in short-term investments	(12,663)	1,165	(4,911)

Net cash (used in) investing activities	(132,663)	(23,874)	(100,385)

Financing activities:
Net proceeds from stock offering	123,862	—	110,762
Repayment of bank loan	—	—	(14,500)
Proceeds of stock issued from Employee Stock Purchase Plan	419	434	—
Proceeds of stock issued from exercise of stock options	1,570	1,144	515

Net cash provided by financing activities	125,851	1,578	96,777

Increase (decrease) in cash	36	(1,859)	1,924
Cash at beginning of year	188	2,047	123

Cash at end of year	$224	$188	$2,047

S-4  —   A N N U A L   R E P O R T   2 0 0 5

SCHEDULE III
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income (1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs (2)	Other operating expenses (1)	Net written premium
Year ended December 31, 2005
Insurance Companies	$14,361	$994,080	$223,592	$—	$230,046	$31,746	$155,293	$57,816	$8,759	$267,745
Lloyd's Operations	15,336	563,912	92,924	—	108,505	5,061	80,362	19,687	19,766	112,914

	$29,697	$1,557,991	$316,516	$—	$338,551	$36,807	$235,655	$77,503	$28,525	$380,659

Year ended December 31, 2004
Insurance Companies	$8,067	$683,118	$180,667	$—	$228,759	$24,118	$149,073	$55,120	$7,007	$212,750
Lloyd's Operations	15,815	282,999	90,303	—	82,236	2,645	38,941	15,588	14,433	99,980

	$23,882	$966,117	$270,970	$—	$310,995	$26,763	$188,014	$70,708	$21,440	$312,730

Year ended December 31, 2003
Insurance Companies	$15,133	$545,176	$155,819	$—	$208,189	$17,455	$167,550	$52,313	$4,845	$225,142
Lloyd's Operations	9,587	179,436	82,984	—	69,462	2,009	43,539	12,115	8,449	81,986

	$24,720	$724,612	$238,803	$—	$277,651	$19,464	$211,089	$64,428	$13,294	$307,128

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated in consolidation.

A N N U A L   R E P O R T   2 0 0 5  —   S-5

Schedule IV
The Navigators Group, Inc. and Subsidiaries
Reinsurance
Written Premium
($ in thousands)

	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2005 Property-Casualty	$701,094	$398,920	$78,485	$380,659	21%

Year ended December 31, 2004 Property-Casualty	$617,228	$383,416	$78,918	$312,730	25%

Year ended December 31, 2003 Property-Casualty	$534,180	$299,364	$72,312	$307,128	23%

S-6  —   A N N U A L   R E P O R T   2 0 0 5

SCHEDULE V
The Navigators Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts
($ in thousands)

Description	Balance at January 1, 2005	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions Describe		Balance at December 31, 2005
Allowance for uncollectible reinsurance	$32,439	$1,387	$—	$683	(1)	$33,143

Valuation allowance in deferred taxes	$4,493	$516	$—	$—		$5,009

(1)
Amounts written-off that were previously included in the allowance for uncollectible reinsurance.

A N N U A L   R E P O R T   2 0 0 5  —   S-7

SCHEDULE VI
The Navigators Group, Inc. and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
($ in thousands)

							losses and loss adjustment expenses incurred related
		Reserve for losses and loss adjustment expenses							Amortization of deferred policy acquisition costs(2)
	Deferred policy acquisition costs
Affiliation with Registrant			Discount, if any, deducted	Unearned premium	Net earned premium	Net investment income (1)	Current year	Prior years		Other operating expenses (1)	Net written premium
Consolidated Subsidiaries
Year ended December 31, 2005	$29,697	$1,557,991	$—	$316,516	$338,551	$36,807	$239,436	$(3,781)	$77,503	$28,525	$380,659

Year ended December 31, 2004	$23,882	$966,117	$—	$270,970	$310,995	$26,763	$191,850	$(3,836)	$70,708	$21,440	$312,730

Year ended December 31, 2003	$24,720	$724,612	$—	$238,803	$277,651	$19,464	$152,454	$58,635	$64,428	$13,294	$307,128

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's Insurance Operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's Insurance Operations. A portion of these costs is eliminated in consolidation.

S-8  —   A N N U A L   R E P O R T   2 0 0 5

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
3-1		Restated Certificate of Incorporation	(o)
3-2		Certificate of Amendment to the Restated Certificate of Incorporation	(o)
3-3		By-laws, as amended	(a)
4-1		Specimen of Common Stock certificate, par value $0.10 per share	(p)
10-1		Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-2		Agreement between the Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	(a)
10-3	*	Stock Option Plan	(a)
10-4*		Non-Qualified Stock Option Plan	(b)
10-5		Amended and Restated Credit Agreement dated November 26, 1996, among the Company and the Lenders	(d)
10-6		Agreement with Bradley D. Wiley dated June 3, 1997	(e)
10-7		First Amendment dated April 9, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-8		Second Amendment dated December 11, 1997 to the Amended and Restated Credit Agreement dated November 26, 1996	(e)
10-9		Amended and Restated Credit Agreement dated December 21, 1998, among the Company and the Lenders ("1998 Credit Agreement")	(f)
10-10		Employment Agreement with Salvatore A. Margarella dated March 1, 1999	(f)
10-11		Amendment No. 1 dated March 28, 2000 to the 1998 Credit Agreement	(g)
10-12		Amendment No. 2 dated September 20, 2000 to the 1998 Credit Agreement	(g)
10-13		Employment Agreement with Stanley A. Galanski effective March 26, 2001	(h)
10-14		Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	(i)
10-15		Amendment No. 3 dated December 31, 2001 to the 1998 Credit Agreement	(i)
10-16	*	2002 Stock Incentive Plan	(j)
10-17		Amendment No. 4 dated October 18, 2002 to the 1998 Credit Agreement	(k)
10-18	*	Employee Stock Purchase Plan	(l)
10-19	*	Executive Performance Incentive Plan	(l)
10-20		Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	(m)
10-21		Amendment No. 5 dated November 10, 2003 to the 1998 Credit Agreement	(n)
10-22		Agreement with Paul J. Malvasio dated October 9, 2003	(c)

10-23	Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	(q)
10-24	Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	(q)
10-25	Agreement with Jane E. Keller	(q)
10-26	Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	(r)
10-27	Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	(s)
10-28	Second Amended and Restated Credit Agreement among the Company and the Lenders dated January 31, 2005	(t)
10-29	2005 Stock Incentive Plan	(u)
10-30	Agreement with Elliot S. Orol	(v)
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**
23-1	Consent of Independent Registered Public Accounting Firm	**
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
32-1
	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**
32-2
	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

Previously filed with the Company's document as indicated and incorporated herein by reference thereto: Form S-1 (File No. 33-5667) (a); Form S-4 (File No. 33-75918 (b); Form 10-K for the year ended December 31, 1996 (d), 1997 (e), 1998 (f), 2002 (i); 2003 (c); Form 10-Q for September 30, 2000 (g), March 31, 2001 (h), September 30, 2002 (k); September 30, 2003 (n); September 30, 2004 (q); Proxy Statement for May 30, 2002 (j); Proxy Statement for May 29, 2003 (l); Amendment No. 2 to Form S-3 dated October 1, 2003 (File No. 333-108424) (m); Form S-8 filed July 26, 2002 (File No. 333-97183) (o); Form S-8 filed June 20, 2003 (File No. 333- 106317) (p); Form 8-K filed December 14, 2004 (r); Form 8-K filed January 18, 2005 (s); Form 8-K filed February 4, 2005 (t); Proxy Statement for May 20, 2005 (u); Form 10-Q for June 30, 2005 (v).

*
Compensatory plan.

**
Included herein.

QuickLinks

TABLE OF CONTENTS
Note on Forward-Looking Statements
Part I
Item 1. BUSINESS
General
Reinsurance Ceded
Loss Reserves
Investments
Regulation
Competition
Employees
Available Information on the Internet
Item 1A. RISK FACTORS
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
We may incur additional losses if our loss reserves are insufficient.
We may not have access to adequate reinsurance to protect us against losses.
Our reinsurers, including the other participants in the marine pool, may not pay on losses in a timely fashion, or at all, which may increase our costs.
Intense competition for our products could harm our ability to maintain or increase our profitability and premium volume.
We may be unable to attract and retain qualified employees.
Increases in interest rates may cause us to experience losses.
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
Catastrophe losses could materially reduce our profitability.
Item 1B. UNRESOLVED STAFF COMMENTS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
Item 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Dividends
Issuer Purchases of Equity Securities
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Catastrophe Risk Management
Hurricanes Katrina, Rita and Wilma
Industry Investigations
Critical Accounting Policies
Results of Operations and Overview
Gross Written Premium
Segment Information
Off-Balance Sheet Transactions
Tabular Disclosure of Contractual Obligations
Investments
Liquidity and Capital Resources
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Item 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management's Report on Internal Control over Financial Reporting
Changes in Internal Control over Financial Reporting
Item 9B. OTHER INFORMATION
Part III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Part IV
Item 15. EXHIBITS AND FINANCIAL SCHEDULES
SIGNATURES