Form 10-Q
period 2006-03-31
NAVIGATORS GROUP INC
filed 2006-05-03
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer                     ☐                                    Accelerated Filer                                                      ☒                                    Non-Accelerated Filer                           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of common shares outstanding as of April 25, 2006 was 16,667,681.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2006 (Unaudited) and December 31, 2005

Consolidated Statements of Income (Unaudited) Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity (Unaudited) March 31, 2006 and 2005

Consolidated Statements of Comprehensive Income (Unaudited) Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows (Unaudited) Three Months Ended March 31, 2006 and 2005

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature

Index of Exhibits

Part 1.           Financial Information

Item 1.           Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2006, $1,039,859; 2005, $986,726)	$1,022,603	$984,113
Equity securities, available-for-sale, at fair value (cost: 2006, $23,637; 2005, $19,667)	25,181	20,911
Short-term investments, at cost which approximates fair value	132,817	164,047
Cash	14,069	13,165
Total investments and cash	1,194,670	1,182,236

Premiums in course of collection	210,039	155,977
Commissions receivable	3,489	3,467
Prepaid reinsurance premiums	168,114	136,341
Reinsurance receivable on paid losses	40,091	37,055
Reinsurance receivable on unpaid losses and loss adjustment expenses	1,006,505	979,015
Net deferred income tax benefit	34,961	28,317
Deferred policy acquisition costs	44,251	29,697
Accrued investment income	10,548	10,297
Goodwill and other intangible assets	7,399	7,341
Other assets	20,246	13,506

Total assets	$2,740,313	$2,583,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,608,735	$1,557,991
Unearned premium	388,113	316,516
Reinsurance balances payable	193,113	180,059
Federal income tax payable	6,777	1,274
Payable for securities purchased	—	823
Accounts payable and other liabilities	65,259	56,348
Total liabilities	2,261,997	2,113,011

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 16,667,681 for 2006 and 16,616,781 for 2005	1,667	1,662
Additional paid-in capital	284,099	282,463
Retained earnings	202,426	186,901
Accumulated other comprehensive (loss)	(9,876)	(788)
Total stockholders’ equity	478,316	470,238

Total liabilities and stockholders’ equity	$2,740,313	$2,583,249

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Gross written premium	$263,784	$216,996
Revenues:
Net written premium	$143,426	$117,090
(Increase) in unearned premium	(39,704)	(39,552)
Net earned premium	103,722	77,538
Commission income	1,286	1,270
Net investment income	12,550	7,622
Net realized capital gains (losses)	(424)	167
Other income	186	897
Total revenues	117,320	87,494

Operating expenses:
Net losses and loss adjustment expenses incurred	62,117	46,221
Commission expense	13,705	9,604
Other operating expenses	18,408	17,444
Total operating expenses	94,230	73,269

Income before income tax expense	23,090	14,225

Income tax expense (benefit):
Current	9,332	5,172
Deferred	(1,767)	(646)
Total income tax expense	7,565	4,526

Net income	$15,525	$9,699

Net income common share:
Basic	$0.93	$0.77
Diluted	$0.93	$0.76

Average common shares outstanding:
Basic	16,639	12,677
Diluted	16,757	12,760

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,662	$1,266
Shares issued under stock plans	5	10
Balance at end of period	$1,667	$1,276

Additional paid-in capital
Balance at beginning of year	$282,463	$154,670
Effect of SFAS 123 for stock options	240	246
Shares issued under stock plans	1,396	1,598
Balance at end of period	$284,099	$156,514

Retained earnings
Balance at beginning of year	$186,901	$163,337
Net income	15,525	9,699
Balance at end of period	$202,426	$173,036

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$(884)	$7,416
Change in period	(9,330)	(6,487)
Balance at end of period	(10,214)	929
Cumulative translation adjustments, net of tax
Balance at beginning of year	96	1,889
Net adjustment for period	242	112
Balance at end of period	338	2,001
Balance at end of period	$(9,876)	$2,930

Total stockholders’ equity at end of period	$478,316	$333,756

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)

Net income	$15,525	$9,699
Other comprehensive income (loss):
Change in net unrealized (losses) on securities, net of tax (benefit) of ($5,024) and ($3,493) in 2006 and 2005, respectively (1)	(9,330)	(6,487)
Change in foreign currency translation gains, net of tax expense of $130 and $60 in 2006 and 2005, respectively	242	112
Other comprehensive (loss)	(9,088)	(6,375)

Comprehensive income	$6,437	$3,324

(1)	Disclosure of reclassification amount, net of tax:
	Unrealized holding (losses) arising during period	$(9,606)	$(6,378)
	Less: reclassification adjustment for net gains (losses) included in net income	(276)	109
	Change in net unrealized gains or (losses) on securities	$(9,330)	$(6,487)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Operating activities:
Net income	$15,525	$9,699
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,199	349
Net deferred income tax (benefit)	(1,767)	(646)
Net realized capital (gains) losses	424	(167)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(30,526)	(15,839)
Reserve for losses and loss adjustment expenses	50,744	33,649
Prepaid reinsurance premiums	(31,773)	(16,251)
Unearned premium	71,597	55,601
Premiums in course of collection	(54,062)	(2,461)
Commissions receivable	(22)	(76)
Deferred policy acquisition costs	(14,554)	(12,053)
Accrued investment income	(251)	(38)
Reinsurance balances payable	13,054	(2,976)
Federal income tax	5,503	3,656
Other	4,387	12,743
Net cash provided by operating activities	29,478	65,190

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	3,069	7,795
Sales	74,681	77,968
Purchases	(131,022)	(147,561)
Equity securities, available-for-sale
Sales	2,205	—
Purchases	(5,762)	(117)
Change in payable for securities	(2,672)	(332)
Net change in short-term investments	31,230	(10,921)
Purchase of property and equipment	(878)	(145)
Net cash (used in) investing activities	(29,149)	(73,313)

Financing activities:
Proceeds of stock issued from Employee Stock Purchase Plan	222	212
Proceeds of stock issued from exercise of stock options	353	887
Net cash provided by financing activities	575	1,099

Increase (decrease) in cash	904	(7,024)
Cash at beginning of year	13,165	14,676
Cash at end of period	$14,069	$7,652

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$3,256	$1,506
Issuance of stock to directors	140	123

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1. Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2005 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified or restated to conform to the current year’s presentation.

Note 2. Reinsurance Ceded

The Company’s ceded earned premiums were $88,880,000 and $83,464,000 for the three months ended March 31, 2006 and 2005, respectively. The Company’s ceded incurred losses were $63,109,000 and $53,435,000 for the three months ended March 31, 2006 and 2005, respectively.

Note 3. Segment Information

The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.

Effective in 2006, the Company classifies its business into two underwriting segments, consisting of the Insurance Companies and Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting operations include allocations of revenues and expenses of the Navigators Agencies’ and Parent Company’s expenses and related income tax amounts previously reported separately. The Corporate segment consists of the Parent Company’s investment income and related tax effect. Each segment maintains its own investments, on which it earns income and realizes capital gains or losses. Income tax expense is recorded based on the respective income of each segment. Segment data for 2005 and prior periods have been restated to reflect this change in segment reporting.

The Insurance Companies consist of Navigators Insurance Company, which includes the U.K. Branch, and NIC Insurance Company and are primarily engaged in underwriting marine insurance and related lines of business, contractors’ general liability insurance, and professional liability insurance. The Lloyd’s Operations underwrite marine and related lines of business at Lloyd’s of London. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company. All segments are evaluated based on their GAAP results.

The Insurance Companies’ and the Lloyd’s Operations’ performance are measured based on underwriting results which is a non-GAAP measure and the related combined ratio which is another non-GAAP measure of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less net losses and LAE, commission expense and other operating expenses related to underwriting activities. The combined ratio is derived by taking such net losses and LAE and operating expenses divided by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Financial data by segment for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$162,247	$101,748		$263,784
Net written premium	89,644	53,782		143,426

Net earned premium	$67,352	$36,370		$103,722
Net losses and loss adjustment expenses	(39,954)	(22,163)		(62,117)
Commission expense	(7,124)	(6,581)		(13,705)
Other operating expenses	(13,433)	(4,975)		(18,408)
Commission and other income (expense)	1,206	266		1,472

Underwriting profit	8,047	2,917		10,964

Investment income	10,410	2,007	$133	12,550
Net realized capital (losses)	(75)	(349)	—	(424)
Income before income tax expense	18,382	4,575	133	23,090

Income tax expense	5,916	1,601	48	7,565
Net Income	$12,466	$2,974	$85	$15,525

Identifiable Assets	$1,867,521	$848,132	$24,529	$2,740,313

Loss and loss expenses ratio	59.3%	60.9%		59.9%
Commission expense ratio	10.6%	18.1%		13.2%
Other operating expense ratio (2)	18.2%	13.0%		16.3%
Combined ratio	88.1%	92.0%		89.4%

(1)	Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.
(2)	The other operating expense ratio is adjusted to include commission and other income (expense).

	Three Months Ended March 31, 2005
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$129,288	$87,830		$216,996
Net written premium	73,581	43,509		117,090

Net earned premium	$47,363	$30,175		$77,538
Net losses and loss adjustment expenses	(28,842)	(17,379)		(46,221)
Commission expense	(4,723)	(4,881)		(9,604)
Other operating expenses	(11,939)	(5,505)		(17,444)
Commission and other income (expense)	1,271	896		2,167

Underwriting profit	3,130	3,306		6,436

Investment income	6,857	749	$16	7,622
Net realized capital gains (losses)	266	(99)	0	167
Income before income tax expense	10,253	3,956	16	14,225

Income tax expense	3,136	1,385	5	4,526
Net Income	$7,117	$2,571	$11	$9,699

Identifiable Assets	$1,355,437	$579,464	$11,915	$1,865,033

Loss and loss expenses ratio	60.9%	57.6%		59.6%
Commission expense ratio	10.0%	16.2%		12.4%
Other operating expense ratio (2)	22.5%	15.2%		19.7%
Combined ratio	93.4%	89.0%		91.7%

(1)	Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.
(2)	The other operating expense ratio is adjusted to include commission and other income (expense).

The Insurance Companies’ net earned premium includes $8,227,000 and $8,350,000 of net earned premium from the U.K. Branch for the three months ended March 31, 2006 and 2005, respectively.

Note 4. Comprehensive Income

Comprehensive income encompasses net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments. Please refer to the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Comprehensive Income, included herein, for the components of accumulated other comprehensive income (loss) and of comprehensive income (loss), respectively.

Note 5. Stock-Based Compensation

Stock based compensation is expensed as the stock awards vest with the expense being included in other operating expenses for the periods indicated. The amount charged to expense for stock grants was $422,000 and $378,000 for the three months ended March 31, 2006 and 2005, respectively. The amount charged to expense for stock options was $240,000 and $246,000 for the three months ended March 31, 2006 and 2005, respectively. Stock appreciation rights resulted in expense of $829,000 and $75,000 for the three months ended March 31, 2006 and 2005, respectively.

In addition, $35,000 and $35,000 were expensed for the three months ended March 31, 2006 and 2005, respectively, for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.

Note 6. Application of New Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, eliminating the alternative use of APB 25. The adoption of SFAS No. 123 (revised 2004) on January 1, 2006 had no material effect on the Company’s results of operations or financial condition since the Company adopted the fair value recognition provisions of SFAS No. 123 in 2003.

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

Our Lloyd’s Syndicate 1221’s stamp capacity is £112.5 million ($197.2 million) in 2006 compared to £135.0 million ($246.0 million) in 2005. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. The Company participates for 100% and 97.5% of Syndicate 1221’s capacity for the 2006 and 2005 underwriting years, respectively. The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity. If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221. The letters of credit are provided through the credit facility which the Company maintains with a consortium of banks. The credit facility agreement requires that the banks vote periodically whether or not to renew the credit facility. If the banks decide not to renew credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The renewal amendment executed in January 2005 renewed the letter of credit facility until June 30, 2007. The bank facility is collateralized by all of the common stock of Navigators Insurance Company.

Note 8. Income Tax - Valuation Allowance

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5,236,000 and $5,009,000 at March 31, 2006 and December 31, 2005, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

Note 9. Commitments and Contingencies

Except as follows, the Company is not a party to, or the subject of, any material legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.

At the end of April 2006, the Company was served as a defendant in an action in the Northern District Court of Georgia captioned New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Companies, Inc., et al., along with approximately 100 other defendants. While it is not possible at this very preliminary stage to predict the outcome of this litigation, the Company believes the allegations, which involve contingent commissions and bid-rigging in the insurance industry, to be without merit and intends to vigorously defend itself against them.

Note 10. Subsequent Event – Senior Notes

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The Company contributed $100 million of the proceeds to the capital and surplus of Navigators Insurance Company and retained the remainder at the Parent Company for general corporate purposes. Interest will be paid on the Senior Notes each May 1 and November 1 with the first payment due on November 1, 2006. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a make-whole redemption price. The Senior Notes are the Company’s only senior unsecured obligations and will rank equally with future senior unsecured indebtedness. The effective interest rate related to the Senior Notes, based on the net proceeds received, is approximately 7.15%.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words “estimate”, “expect”, “believe” or similar expressions are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

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

•  the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and

•  other risks that we identify in future filings with the Securities and Exchange Commission (the “SEC”), including without limitation the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-Q. It contains forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q.

Overview

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company consists of insurance company operations, insurance underwriting agencies and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors’ liability coverages. We conduct operations through our insurance company subsidiaries, our underwriting agencies (the “Navigators Agencies”) and our operations at Lloyd’s of London (the “Lloyd’s Operations”). Our insurance company subsidiaries (the “Insurance Companies”) consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and NIC Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Navigators Agencies consist of five wholly-owned insurance underwriting agencies which produce, manage and underwrite insurance and reinsurance for the Company. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.

While management takes into consideration a wide range of factors in planning the Company’s business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on managing the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are particularly constrained by regulatory capital requirements and rating agency assessments of capital adequacy.

The discussions that follow include tables, which contain both our consolidated and segment operating results for each of the quarters ended March 31, 2006 and 2005. In presenting our financial results we have discussed our performance with reference to underwriting results which is a non-GAAP measure and the related combined ratio which is another non-GAAP measure of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from premiums earned, less net losses and LAE, commission expense and other operating expenses related to underwriting activities. The combined ratio is derived by taking such net losses and LAE and expenses divided by earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

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

Our revenue is primarily comprised of premiums and investment income. The Insurance Companies derive their premiums primarily from business written by the Navigators Agencies. The Lloyd’s Operations derive their premiums from business written by NUAL. Beginning in 2006, the Navigators Agencies produce and manage business only for the Insurance Companies and are reimbursed for actual costs. Prior to 2006, the Navigators Agencies received commissions and, in some cases, profit commissions on the business produced on behalf of the Insurance Companies and other unaffiliated insurers. NUAL is reimbursed for its actual costs and, where applicable, profit commissions on the business produced for Lloyd’s Syndicate 1221.

Over the past three to four years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market is experiencing diminished capacity and rate increases, particularly for the offshore energy risks located in the Gulf of Mexico. The 2006 first quarter average renewal rate increase for all marine lines of business approximated 11% inclusive of offshore energy rates increases of 31% in the Lloyd’s Operations and 59% in the Insurance Companies. Specialty liability losses over the past several years, particularly for our California construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market. The first quarter 2006 renewal rates for the California construction liability business declined 5.9%. These rates declined slightly in 2005 after rate increases in 2004 and 2003. In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with recent financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Average renewal premium rates increased approximately 1% in the first quarter of 2006 compared to relatively level rates in 2005 and a decrease of 3.2% in 2004 which followed substantial rate increases in 2003 and 2002, particularly for D&O insurance. D&O premium rates also increased approximately 1% in the 2006 first quarter after decreases of approximately 2.3% in 2005 and 9.5% in 2004.

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

Catastrophe Risk Management

Our Insurance Companies and Lloyd’s Operations have exposure to losses caused by hurricanes and other natural and man-made catastrophic events. The frequency and severity of catastrophes are unpredictable.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and attempt to manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling technologies and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the nature of catastrophes. The occurrence of one or more severe catastrophic events could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.

As a result of the offshore energy losses suffered by the marine and energy market in 2005 stemming from Hurricanes Katrina and Rita, the 2006 marine reinsurance capacity has declined, reinsurance terms and conditions have tightened and reinsurance costs have dramatically increased, particularly for excess of loss reinsurance protection. As a result, through the 2006 first quarter, the Company has achieved significant improvements in pricing, terms and conditions for the offshore energy business as it renews while reducing its aggregate loss exposures in the Gulf of Mexico. The Company will also have an increased net retention for a catastrophic offshore energy loss in 2006 compared to 2005 as a result of less available reinsurance protection at an increased reinsurance cost.

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

Substantially all of our business is placed through agents and brokers. Since the vast majority of the Company’s gross written premium is primary or direct as opposed to assumed, the delays in reporting assumed premium generally do not have a significant effect on the Company’s financial statements, since we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.

A portion of the Company’s premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd’s Operations. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three month period ended March 31, 2006 and 2005. All earnings per share data is presented on a per diluted share basis.

Net income for the three month period ended March 31, 2006 was $15.5 million or $.93 per share compared to $9.7 million or $0.76 per share for the three month period ended March 31, 2005. Included in these results were net realized capital gains (losses) of ($0.02) per share and $0.01 per share for the three months ended March 31, 2006 and 2005, respectively.

Cash flow from operations was $29.5 million for the first quarter of 2006 compared to $65.2 million for the 2005 first quarter. The positive cash flow contributed to the growth in invested assets and net investment income. Included in the 2005 first quarter cash flow is approximately $24 million attributable to the settlement of the 2002 underwriting year reinsurance to close premium recorded by Lloyd’s Syndicate 1221 in the 2004 fourth quarter. Paid loss activity for the 2006 first quarter included gross paid losses of approximately $10 million for Hurricanes Katrina and Rita of which $4 million is recoverable from reinsurers and $1.9 million for settled asbestos claims of which $1.1 million is due from reinsurers.

Consolidated stockholders’ equity increased 2% to $478.3 million or $28.70 per share at March 31, 2006 compared to $470.2 million or $28.30 per share at December 31, 2005. The increase was primarily due to net income of $15.5 million for the first quarter of 2006, partially offset by an increase of $9.1 million in other comprehensive loss substantially all due to net unrealized losses in the investment portfolios due to rising interest rates.

Revenues. Gross written premium increased to $263.8 million in the first quarter of 2006, from $217.0 million in the first quarter of 2005, a 22% increase. The growth in gross written premium reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies. The marine business experienced growth of 20%, primarily as a result of significant rate increases in the offshore energy line of business coupled with a net modest increase in premiums in the other classes of business. Gross written premium for professional liability business written both in the Insurance Companies and Lloyd’s Operations increased 12% during the 2006 first quarter. Specialty business grew 45% primarily due to continued product and geographic diversification. The premium rate changes discussed above and below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced compared to renewal business. The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended March 31,
	2006				2005
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$81,794	31.0%	$41,515	$22,501	$68,284	31.5%	$30,347	$19,879

Specialty	62,131	23.5%	40,519	36,134	42,949	19.8%	36,398	20,022

Professional Liability	18,134	6.9%	7,626	8,732	17,930	8.2%	6,679	6,717

Assumed from Lloyd’s	216	0.1%	13	13	125	0.1%	126	711

Other	(28)	0.0%	(29)	(28)	—	0.0%	31	34

Insurance Companies Total	162,247	61.5%	89,644	67,352	129,288	59.6%	73,581	47,363

Lloyd’s Operations:

Marine	90,855	34.4%	51,403	35,716	73,931	34.1%	40,060	29,627

Professional Liability	2,020	0.8%	829	241	—	0.0%	—	—

Other	8,873	3.4%	1,550	413	13,899	6.4%	3,449	548

Lloyd’s Operations Total	101,748	38.6%	53,782	36,370	87,830	40.5%	43,509	30,175

Intercompany elimination	(211)	-0.1%	—	—	(122)	-0.1%	—	—

Total	$263,784	100.0%	$143,426	$103,722	$216,996	100.0%	$117,090	$77,538

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine Premium. The 2006 first quarter gross written premium consists of 31% marine liability, 20% offshore energy, 13% protection and indemnity (P&I) and 9% bluewater hull with the remainder in several other marine related classes of business.

The marine gross written premium for the 2006 first quarter increased 20% compared to the 2005 first quarter, reflecting growth across several lines of business including offshore energy, liability and P&I. The average renewal premium rates during the first quarter of 2006 increased by approximately 11%. Navigators Insurance Company has in the past obtained its marine business through participation in the marine pool managed by the Navigators Agencies. Commencing in 2006, the marine pool has been eliminated and, therefore, all of the marine business generated by the Navigators Agencies is exclusively for the Insurance Companies. Navigators Insurance Company participated for 85% of the marine pool in 2005.

Specialty Premium. The business written in the first three months of 2006 consists of 52% general liability business for small general and artisan contractors, 22% excess casualty business, 12% personal umbrella business and 14% other targeted commercial risks. The specialty gross written premium for the 2006 first quarter increased 45% compared to the 2005 first quarter reflecting growth across all lines of business and premiums generated from our excess casualty business, which started in the first quarter of 2005. The average renewal premium rates decreased by approximately 6% for the contractors’ liability business in the 2006 first quarter.

Professional Liability Premium. Our insurance company subsidiaries write professional liability insurance. The 2006 first quarter consisted of 59% directors and officers liability insurance (“D&O”) for privately held and publicly traded corporations, 34% professional liability coverage for lawyers and other professionals and 7% professional liability coverage for architects and engineers. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages. Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005, we began writing professional liability coverages for architects and engineers. The professional liability gross written premium for the 2006 first quarter increased 1% compared to the 2005 first quarter. Included in the 2005 first quarter gross written premium was approximately $1.6 million of international D&O business written by the Insurance Companies that has been renewed in the Lloyd’s Operations. Average overall renewal premium rates for this business increased by approximately 1% in the 2006 first quarter. D&O rates also increased by approximately 1% in the 2006 first quarter.

During the 2006 first quarter, the Company entered into an agreement to acquire the renewal rights to the D&O and employment practices liability policy portfolios of Genesis Professional Liability Managers, Inc. (“Genesis”). The transaction does not include any past or existing liabilities of the policy portfolios. The Company will pay an annual override or fee to Genesis based on gross written premium for a two year period to the extent the Genesis business is underwritten and renewed by the Company. The Company believes that it may renew anywhere from $5 million to $10 million of premium from such business over an annual period. However, the Company may renew a lesser or greater amount than expected.

Lloyd’s Operations’ Gross Written Premium

Marine Premium. The 2006 first quarter consisted of 32% cargo and specie, 23% marine liability and 18% offshore energy with the remainder in several other marine related classes of business.

Our gross written premium is based on the stamp capacity of Syndicate 1221 and the percentage of such stamp capacity we provide. Our percentage of participation in the stamp capacity is 100% for 2006 compared to 97.5% for 2005. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined based on a business plan approved by the Council of Lloyd’s. The stamp capacity for Syndicate 1221 has been reduced to £112.5 million ($197.2 million) in 2006 from £135 million ($246.0 million) in 2005, which could be increased by the Company during the 2006 calendar year based on opportunities in the market place subject to approval by Lloyd’s. The marine gross written premium for the first quarter of 2006 increased 23% compared to the first quarter of 2005. The average renewal premium rates increased approximately 11% in the 2006 first quarter.

Professional Liability Premium. Our Lloyd’s Operations commenced writing international D&O business during the 2005 second quarter and produced $2.0 million of gross written premium in the 2006 first quarter.

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

The following tables set forth our ceded written premium by segment and major lines of business for the periods indicated:

	Three Months Ended March 31,
	2006		2005
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$40,279	49.2%	$37,937	55.6%
Specialty	21,612	34.8%	6,551	15.3%
Professional Liability	10,508	57.9%	11,251	62.8%
Assumed from Lloyd’s	203	NM	(1)	-0.8%
Other	1	NM	(31)	NM
Subtotal	72,603	44.7%	55,707	43.1%

Lloyd’s Operations:
Marine	39,452	43.4%	33,871	45.8%
Professional Liability	1,191	59.0%	—	NM
Other	7,323	82.5%	10,450	75.2%
Subtotal	47,966	47.1%	44,321	50.5%

Intercompany elimination	(211)	NM	(122)	NM

Total	$120,358	45.6%	$99,906	46.0%

NM = not meaningful

The ratio of ceded written premium to gross written premium in the 2006 first quarter was 45.6%, compared to 46.0% the 2005 first quarter. The decrease in the ratio of ceded written premium to gross written premium in the 2006 first quarter compared to the 2005 first quarter was due to a combination of factors.

Commencing with the 2006 underwriting year, the marine pool has been eliminated and therefore, all the marine business generated by the Navigators Agencies is exclusively for the Insurance Companies. The 2005 underwriting year marine business was ceded 15% to pool members and 85% retained by the Insurance Companies. In 2005, members shared the 15% pro rata costs and benefits of all quota share and excess of loss reinsurance ceded by the pool which was also eliminated in 2006.

Also commencing with the 2006 underwriting year, our Lloyd’s Operations is retaining more of Syndicate 1221’s business with the 2005 purchase of the 2.5% minority interest in Syndicate 1221 and the replacement of a 5% capacity provider with our own letter of credit funding.

Somewhat offsetting the reduction in ceded premiums due to the marine pool elimination and increased retention of business in Syndicate 1221 were changes in the 2006 reinsurance structure and amounts ceded under marine quota share and excess of loss agreements for the Insurance Companies and Lloyd’s Operations reflecting higher reinsurance costs resulting from the tightened market conditions for catastrophe loss protection as a result of the 2005 industry-wide hurricane losses.

The net effects of the items discussed above on the decrease in the ratio of ceded written premium to gross written premium were largely offset as the 2005 first quarter ceded premium was reduced by approximately $14.5 million resulting from the cancellation of a quota share reinsurance agreement for specialty business effective March 31, 2005. Such amount represented the unearned portion of the premium ceded to the reinsurance agreement that was retained. This retained amount was offset by $8.2 million of premiums ceded to the reinsurance agreement during the 2005 first quarter. The 2005 first quarter ratio of ceded written premium to gross written premium was 48.9%, excluding these amounts.

Net Written Premium. Net written premium increased 22% in the 2006 first quarter compared to the first quarter of 2005. The 2005 first quarter net written premium was increased by a reduction of approximately $14.5 million in ceded reinsurance premium resulting from the cancellation of a quota share reinsurance agreement for specialty business effective March 31, 2005, as noted above. Such amount represented the unearned portion of the premium ceded to the reinsurance agreement that was retained. This retained amount was offset by $8.2 million of premiums ceded to the reinsurance agreement during the 2005 first quarter. The 2006 first quarter net written premium increased approximately 30% excluding the net effect of the quota share treaty cancellation on the 2005 first quarter. The 30% increase in net written premium, when excluding these effects, in 2006 is primarily due to business expansion, and the increase in Navigators Insurance Company’s portion of the marine pool to 100% in 2006 from 85% in 2005.

Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 34% in the 2006 first quarter compared to the first quarter of 2005 as a result of the increased net written premium discussed above.

Commission Income. Commission income from unaffiliated business was $1.3 million compared to $1.3 million in the first quarter of 2005.

Net Investment Income. Net investment income increased 65% in the 2006 first quarter compared to the same period in 2005 due to the increase in invested assets as a result of the positive cash flow from the increased premium volume and the $123.8 million of net proceeds from the October 2005 common stock offering.

Net Realized Capital Gains (Losses). Pre-tax net income included a net realized capital loss of $424,000 for the three months ended March 31, 2006 compared to a net realized capital gain of $167,000 for the 2005 first quarter. On an after-tax basis, the net realized capital loss was $276,000 or $0.02 per share compared to a net realized capital gain of $109,000 or $0.01 per share for the 2005 first quarter.

Other Income/(Expense). Other income/(expense) for the first quarter of both 2006 and 2005 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2006 and 2005 first quarters were 59.9% and 59.6%, respectively. The 2006 first quarter loss ratio was favorably impacted by 3.7 loss ratio points resulting from a $3.8 million net redundancy of prior year loss reserves for the Insurance Companies.

The following tables set forth our net loss and LAE reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	($ in thousands)
Insurance Companies:
Marine	$166,351	$162,644
Specialty	206,730	193,755
Professional Liability	36,785	33,133
Assumed from Lloyd’s Operations	1,206	1,218
Other (primarily run-off business)	19,076	19,613
Total Insurance Companies	430,148	410,363

Lloyd’s Operations:
Marine	162,817	161,262
Other	9,265	7,351
Total Lloyd’s Operations	172,082	168,613

Total net loss reserves	$602,230	$578,976

Total net case loss reserves	$228,999	$228,423
Total net IBNR loss reserves	373,231	350,553

Total net loss reserves	$602,230	$578,976

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

IBNR loss reserves are calculated by the Company’s actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business.

While an annual loss reserve study is conducted for each line of business, the timing of such studies varies throughout the year. Additionally, a review of the emergence of actual losses relative to expectations for each line of business is conducted each quarter. A separate analysis of our asbestos and environmental liability exposures is also performed annually and updated quarterly. Any adjustments that result from this review are recorded in the quarter in which they are identified.

The actuarial methods generally utilize analysis of historical patterns of the development of paid and reported losses for each line of business by underwriting year. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. This basic assumption is particularly relevant for our marine and energy business written by our Insurance Companies and Lloyd’s Operations where we generally rely on the substantial loss development data accumulated over many years to establish IBNR loss reserves for immature underwriting years.

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

While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our California contractors liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data. For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. There were approximately 1,021 specialty construction liability claims open at March 31, 2006 compared to 1,012 at December 31, 2005.

The professional liability business generates third-party claims which also are longer tail in nature. The professional liability policies mostly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. These claims often involve a lengthy litigation period after being reported. Our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Given the limited history of this business, the actuaries generally utilize industry data to initially establish IBNR loss reserves, which are subsequently adjusted based on actual and expected claim emergence as each underwriting year matures. There were 697 professional liability claims open at March 31, 2006 compared to 638 at December 31, 2005.

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

As underwriting years age, for each subsequent quarter and following years, our actuaries, with management, continue to update and refine their estimates of selected ultimate loss ratios for each line of business, by underwriting year, using the actuarial methods referred to above and incorporating relevant factors that generally include actual loss development, recent claims activity, number and dollar amount of open claims, risk characteristics of the particular line of business, the potential effects of changes in underwriting and claims procedures, historic performance relative to expectations and the relationship of the IBNR reserve levels across underwriting years and between similar lines of business. The output of this process results in refinements to the ultimate loss ratios. Such refinements to the ultimate loss ratios for the prior underwriting years generate prior year redundancies or deficiencies recorded in the year such refinements are made.

The following tables set forth our net loss and LAE reserves for our specialty liability and professional liability businesses as of March 31, 2006 and December 31, 2005:

	March 31, 2006
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves

Specialty construction liability	$26,634	$148,941	$175,575	84.8%
Professional liability	6,319	32,006	38,325	83.5%

Total	$32,953	$180,947	$213,900	84.6%

	December 31, 2005
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves

Specialty construction liability	$25,329	$141,078	$166,407	84.8%
Professional liability	6,142	28,079	34,221	82.1%

Total	$31,471	$169,157	$200,628	84.3%

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

The reserves we have established for asbestos exposures at March 31, 2006 and December 31, 2005 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement to be paid over two years; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement will be paid over seven years starting in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time.

The Company has now settled the four large asbestos claims where excess policy limits were exposed to class action suits which gave rise to the reserve action taken in the fourth quarter of 2003. The Company believes that there are no remaining known claims where it would suffer a material loss as a result of excess policy limits being exposed to class action suits for insureds involved in the manufacturing or distribution of asbestos products. There can be no assurances, however, that material loss development may not arise in the future from existing asbestos claims or new claims given the evolving and complex legal environment that may directly impact the outcome of the asbestos exposures of our insureds.

Substantially all of our asbestos liability reserves are included in our marine loss reserves.

	Three Months Ended	Year Ended
	March 31, 2006	December 31, 2005
	($ in thousands)

Gross of Reinsurance
Beginning reserve	$56,838	$78,421
Incurred losses & LAE	80	(17,409)
Calendar year payments	1,902	4,174
Ending reserves	$55,016	$56,838

Net of Reinsurance
Beginning reserve	$30,372	$31,394
Incurred losses & LAE	43	529
Calendar year payments	761	1,551
Ending reserves	$29,654	$30,372

Our management believes that the overall estimates for the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. However, it is possible that the ultimate liability may exceed or be less than such estimates. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.

Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. Commission expense as a percentage of earned premium in the first quarter of 2006 was 13.2%, compared to 12.4% for the 2005 comparable period. The increase in the 2006 commission ratio principally reflects the reduction of ceding commissions from quota share reinsurance as more business written is being retained by the Company.

Other Operating Expenses. The 6% increase in other operating expenses in the first quarter of 2006, compared to the 2005 first quarter is attributable primarily to employee-related expenses resulting from expansion of the business. Included in the three months ended March 31, 2006 were $1.5 million in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $699,000 for the 2005 first quarter.

Income Taxes. The income tax expense was $7.6 million and $4.5 million for the first quarters of 2006 and 2005, respectively. The effective tax rates for the 2006 and 2005 first quarters were 32.8% and 31.8%, respectively. As of March 31, 2006 and December 31, 2005, the net deferred Federal, foreign, state and local tax assets were $35.0 million and $28.3 million, respectively.

We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch.

The income from the foreign operations is designated as either U.S connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charge on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $11 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $2 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5.2 million and $5.0 million at March 31, 2006 and December 31, 2005, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at March 31, 2006 expire from 2021 to 2026.

Segment Information

Effective in 2006, the Company classifies its business into two underwriting segments consisting of the Insurance Companies and Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting operations include allocations of revenues and expenses of Navigators Agencies and the Parent Company expenses and related income tax amounts previously reported separately. Data for the Corporate segment consists of the Parent Company’s investment income and related tax effect. Segment data for 2005 and prior periods have been restated to reflect this change in segment reporting.

We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net premiums earned, incurred losses and loss adjustment expenses (“LAE”), commission expense and other underwriting expenses. The Corporate segment consists of the Parent Company’s investment income and related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

Following are the financial results of the Company’s two underwriting segments.

Insurance Companies

Our Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and NIC Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites similar types of business but on a non-admitted or surplus lines basis and is fully reinsured by Navigators Insurance Company. The Navigators Agencies produce business for the Insurance Companies.

Following are the results of operations for the Insurance Companies for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	($ in thousands)

Gross written premium	$162,247	$129,288
Net written premium	89,644	73,581

Net earned premium	$67,352	$47,363
Net losses and LAE	(39,954)	(28,842)
Commission expense	(7,124)	(4,723)
Other operating expenses	(13,433)	(11,939)
Commission and other income (expense)	1,206	1,271

Underwriting profit	8,047	3,130

Investment income	10,410	6,857
Net realized capital gains (losses)	(75)	266
Income before income tax expense	18,382	10,253

Income tax expense	5,916	3,136
Net Income	$12,466	$7,117

Loss and LAE ratio	59.3%	60.9%
Commission expense ratio	10.6%	10.0%
Other operating expense ratio (1)	18.2%	22.5%
Combined ratio	88.1%	93.4%

(1)  Includes commission and other income (expense).

Following are the underwriting results of the Insurance Companies for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Gain(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$22,501	$13,500	$6,046	$2,955	60.0%	26.9%	86.9%
Specialty	36,134	21,157	10,524	4,453	58.6%	29.1%	87.7%
Professional Liability	8,732	5,309	2,711	712	60.8%	31.0%	91.8%
Assumed from Lloyd’s	13	15	(7)	5	NM	NM	NM
Other	(28)	(27)	77	(78)	NM	NM	NM
Total	$67,352	$39,954	$19,351	$8,047	59.3%	28.8%	88.1%

	Three Months Ended March 31, 2005
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Gain(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$19,879	$12,743	$6,129	$1,007	64.1%	30.8%	94.9%
Specialty	20,022	11,533	6,972	1,517	57.6%	34.8%	92.4%
Professional Liability	6,717	4,440	1,913	364	66.1%	28.5%	94.6%
Assumed from Lloyd’s	711	573	321	(183)	NM	NM	NM
Other	34	(447)	56	425	NM	NM	NM
	$47,363	$28,842	$15,391	$3,130	60.9%	32.5%	93.4%

Net earned premiums of the Insurance Companies increased 42% in the 2006 first quarter compared to the same period last year. Such increase primarily resulted from the March 31, 2005 cancellation of a quota share reinsurance agreement for specialty business.

Underwriting results generally reflect the favorable industry market conditions over the last three to four years coupled with satisfactory loss trends in the aforementioned quarterly periods. The 2006 first quarter loss ratio was favorably impacted by 5.6 loss ratio points resulting from a $3.8 million net redundancy of prior year loss reserves.

The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, for the 2006 first quarter was 4.5% compared to 4.1% for the comparable 2005 period. Net investment income increased in the first three months of 2006 compared to the same period in 2005 due to the increase in the yield and the strong cash flows resulting in a larger investment portfolio including the $120 million statutory surplus contribution from the net proceeds of our October 2005 equity offering, in an environment of gradually increasing interest rates as monetary policy tightened.

Lloyd’s Operations

The Lloyd’s Operations consist of NUAL, which manages Lloyd’s Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Lloyd’s Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency with its principal office in Manchester, England, which underwrites cargo and engineering business for Lloyd’s Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium on behalf of Syndicate 1221. The Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

Lloyd’s Syndicate 1221 has stamp capacity of £112.5 million ($197.2 million) in 2006 compared to £135 million ($246.0 million) in 2005. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. We provide 100% and 97.5% of Syndicate 1221’s total stamp capacity in 2006 and 2005, respectively. In September 2005, the Company purchased the remaining outstanding minority interest of the Syndicate 1221’s capacity for the 2006 underwriting year.

Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. The Lloyd’s marine business had been subject to deteriorating pricing beginning in the mid-1990’s. The pricing competition showed some signs of stabilizing in 2000 and prices increased from 2001 through 2003. The marine rate increases began to level off in 2004 and into 2005. As a result of substantial insurance industry losses resulting from Hurricanes Katrina and Rita in August and September 2005, the global marine insurance market is experiencing diminished capacity and rate increases, particularly for the Gulf of Mexico offshore energy lines of business. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.

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

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2006 capacity at Lloyd’s of £112.5 million, the March 31, 2006 exchange rate of £1 equals $1.74 and in the event of a maximum 3% assessment, the Company would be assessed approximately $5.9 million.

Following are the results of operations of the Lloyd’s Operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	($ in thousands)

Gross written premium	$101,748	$87,830
Net written premium	53,782	43,509

Net earned premium	36,370	30,175
Net losses and LAE	(22,163)	(17,379)
Commission expense	(6,581)	(4,881)
Other operating expenses	(4,975)	(5,505)
Commission and other income (expense)	266	896

Underwriting profit	$2,917	$3,306

Investment income	2,007	749
Net realized capital (losses)	(349)	(99)
Income before income tax expense	4,575	3,956

Income tax expense	1,601	1,385
Net Income	$2,974	$2,571

Loss and LAE ratio	60.9%	57.6%
Commission expense ratio	18.1%	16.2%
Other operating expense ratio (1)	13.0%	15.2%
Combined ratio	92.0%	89.0%

(1)  Includes commission and other income (expene).

The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004. Premium rate increases occurred following Hurricanes Katrina and Rita, particularly in the offshore energy business. Net earned premium ceded to the Insurance Companies in the first quarters of 2006 and 2005 was $13,000 and $711,000, respectively.

The approximate annualized pre-tax investment yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, for the 2006 first quarter was 3.5% compared to 1.6% for the comparable 2005 period. Generally, funds invested at Lloyd’s have been invested with a relatively short average duration in order to meet liquidity needs. The average duration of our Lloyd’s Operations invested assets at March 31, 2006 was 1.4 years. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

Off-Balance Sheet Transactions

There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2005 Annual Report on Form 10-K.

Tabular Disclosure of Contractual Obligations

There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2005 Annual Report on Form 10-K.

Total reserves for losses and LAE were $1.6 billion at both March 31, 2006 and December 31, 2005. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.

Investments

The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies. Secondarily, an important consideration is to optimize the after-tax book income.

The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed-income portfolio rated below “A-” by Standard & Poor’s (“S&P”) or A3 by Moody’s shall not exceed 20% of the statutory surplus of the Insurance Companies. Securities rated below BBB- by S&P or Baa3 by Moody’s are not eligible to be purchased. Up to 15% of the statutory surplus of the Insurance Companies may be invested in equity securities that are actively traded on major U.S. stock exchanges. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

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

The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments. These guidelines typically require investments in short-term instruments. This investment income is paid to Navigators Insurance Company.

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services. The following tables show our cash and investments as of March 31, 2006 and December 31, 2005:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
March 31, 2006	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$226,221	$732	$(4,680)	$230,169
States, municipalities and political subdivisions	247,173	768	(3,952)	250,357
Mortgage- and asset-backed securities (excluding U.S. Govt.)	381,062	352	(7,869)	388,579
Corporate bonds	168,147	967	(3,574)	170,754

Total fixed maturities (1)	1,022,603	2,819	(20,075)	1,039,859

Equity securities - common stocks	25,181	2,134	(590)	23,637

Cash and short-term investments	146,886	—	—	146,886

Total	$1,194,670	$4,953	$(20,665)	$1,210,382

(1)   Approximately 4.7% and 16.6% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2005	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds	$244,890	$2,432	$(2,249)	$244,707
States, municipalities and political subdivisions	216,345	1,563	(2,115)	216,897
Mortgage- and asset-backed securities (excluding U.S. Govt.)	358,062	758	(3,682)	360,986
Corporate bonds	164,816	2,115	(1,435)	164,136

Total fixed maturities (1)	984,113	6,868	(9,481)	986,726

Equity securities - common stocks	20,911	1,893	(649)	19,667

Cash and short-term investments	177,212	—	—	177,212

Total	$1,182,236	$8,761	$(10,130)	$1,183,605

(1)   Approximately 5.6% and 10.7% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

At March 31, 2006 and December 31, 2005, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first quarters of 2006 or 2005.

The following table summarizes all securities in an unrealized loss position at March 31, 2006 and December 31, 2005, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	March 31, 2006		December 31, 2005
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs, U.S. Government non-guaranteed Agencies and foreign government bonds
0-6 Months	$70,483	$1,571	$66,229	$772
7-12 Months	65,635	1,976	52,994	690
> 12 Months	45,994	1,133	51,234	787
Subtotal	182,112	4,680	170,457	2,249

States, municipalities and political subdivisions
0-6 Months	90,105	1,005	82,167	696
7-12 Months	58,435	1,216	43,875	776
> 12 Months	63,414	1,731	24,786	643
Subtotal	211,954	3,952	150,828	2,115

Mortgage- and asset-backed securities (excluding U.S. Govt.)
0-6 Months	188,358	2,978	184,145	1,847
7-12 Months	95,201	3,193	53,485	942
> 12 Months	71,849	1,698	52,115	893
Subtotal	355,408	7,869	289,745	3,682

Corporate bonds
0-6 Months	70,956	1,342	45,995	576
7-12 Months	31,717	1,213	9,109	202
> 12 Months	29,744	1,019	26,904	657
Subtotal	132,417	3,574	82,008	1,435

Total Fixed Maturities	$881,891	$20,075	$693,038	$9,481

Equity securities - common stocks
0-6 Months	$3,745	$183	$2,200	$167
7-12 Months	2,865	190	3,120	235
> 12 Months	1,108	217	756	247

Total Equity Securities	$7,718	$590	$6,076	$649

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2006. Not all of the securities are rated by S&P and/or Moody’s.

	Equivalent	Equivalent	Gross Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$18,731	93%	$830,400	94%
2	BBB	Baa	1,344	7%	51,491	6%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
		Total	$20,075	100%	$881,891	100%

At March 31, 2006, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at March 31, 2006 are shown in the following table:

	Gross Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$342	2%	$46,084	5%
Due after one year through five years	4,413	22%	209,675	24%
Due after five years through ten years	4,274	21%	137,949	16%
Due after ten years	3,177	16%	132,775	15%
Mortgage- and asset-backed securities	7,869	39%	355,408	40%

Total fixed income securities	$20,075	100%	$881,891	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 5.1 years.

Our realized capital gains and (losses) for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
	2006	2005
	($ in thousands)

Fixed maturities:
Gains	$272	$713
(Losses)	(1,166)	(546)
	(894)	167
Equity securities:
Gains	481	—
(Losses)	(11)	—
	470	—

Net realized capital gains (losses)	$(424)	$167

The following table details realized losses in excess of $250,000 from sales and impairments during the first three months of 2006 and 2005 and the related circumstances giving rise to the loss:

# of Months
Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	March 31, 2006	(Loss)	Amortized Cost
($ in thousands)
Three months ended March 31, 2006 and 2005:

TIPS (1)	3/31/2006	$15,418	$(305)	—	—	—	—

(1)   Treasury inflation protection securities (TIPS) were sold during the 2006 first quarter due to the widening breakeven yield spread between TIPS and Treasuries.

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

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or Standard & Poor’s rating of “A” or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

An allowance for doubtful recoveries is maintained for any amounts considered to be uncollectible. At March 31, 2006 and December 31, 2005, we had allowances for uncollectible reinsurance of $32.9 million and $33.1 million, respectively. The allowances include $21.6 million for uncollectible reinsurance as a result of loss reserves established in 2003 for asbestos exposures on marine and aviation business written mostly prior to 1986. Charges (recoveries) for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $0.3 and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources

Cash flow provided by operations was $29.5 million and $65.2 million for the three months ended March 31, 2006 and 2005, respectively. The positive operating cash flow in the first three months of 2006 was primarily due to the increase in net written premium. Operating cash flow was used primarily to acquire additional investment assets.

The cumulative inception to date payment of gross losses from Hurricanes Katrina and Rita has approximated $15 million of which $10 million was paid in the 2006 first quarter. Such payments reduce cash flow for the gross amount paid until the ceded portion of the loss is collected from the reinsurers.

Investments and cash increased to $1,195 million at March 31, 2006 from $1,182 million at December 31, 2005. The increase was primarily due to the positive cash flow. Net investment income was $12.6 million and $7.6 million for the three months ended March 31, 2006 and 2005, respectively.

The approximate annualized pre-tax investment yields of the portfolio, excluding net realized capital gains and losses, for both the 2006 and 2005 first quarters were 4.3% and 3.5%, respectively. The increase in the pre-tax investment yield was due to the increase in interest rates as monetary policy continued to tighten. The positive cash flow along with the proceeds from maturities, calls and redemptions were reinvested at the higher prevailing rates. As of March 31, 2006 and December 31, 2005, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At March 31, 2006, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s. We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At March 31, 2006, our portfolio had an average maturity of 4.8 years and a duration of 3.6 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks. The credit facility was amended in January 2005 to increase the letters of credit available under the facility from $80 million to $115 million and to add a $10 million line of credit facility. The expiration of the credit facility was also extended from November 10, 2005 to June 30, 2007. If at that time the banks do not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Lloyd’s Syndicate 1221 which is denominated in British pounds. At March 31, 2006, letters of credit with an aggregate face amount of $80.8 million were issued under the credit facility. The credit line was unused at March 31, 2006.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. Cash dividends to shareholders are limited to $2.5 million per year. No dividends have been declared or paid through March 31, 2006. At March 31, 2006, we were in compliance with all covenants.

An amendment to the credit facility was approved by the bank consortium in April 2006 to allow the Company to issue $125 million of senior unsecured notes. The public debt offering of the senior notes was completed on April 17, 2006. The amendment which was for the purpose of permitting the issuance of the debt also, among other items, increased the amount of annual dividends that could be paid by the Company from $2.5 million to $5.0 million.

At March 31, 2006, our consolidated stockholders’ equity was $478.3 million or $28.70 per share compared to $470.2 million or $28.30 per share at December 31, 2005. The increase was primarily due to net income of $15.5 million for the first three months of 2006 partially offset by an increase of $9.1 million in other comprehensive loss substantially all due to net unrealized losses in the investment portfolios due to rising interest rates.

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

Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. Recoverable amounts at March 31, 2006 are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.

Generally, for pro-rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled within 45 days after the quarter end. The Company has the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity ceded to a particular reinsurance treaty exceeds a predetermined amount (generally not more than $1 million) as set forth in the pro-rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.

Generally, for excess of loss reinsurers the Company pays monthly or quarterly deposit premiums based on the estimated subject premiums over the contract period (usually one year) which are subsequently adjusted based on actual premiums determined after the expiration of the applicable reinsurance treaty. Paid losses subject to excess of loss recoveries are generally billed as they occur and are usually settled by reinsurers within 30 calendar days for the Insurance Companies and 30 business days for the Lloyd’s Operations.

The Company sometimes withholds funds from reinsurers and may apply ceded loss billings against such funds in accordance with the applicable reinsurance agreements.

At March 31, 2006, approximately $26.6 million was due from reinsurers under pro rata and excess of loss reinsurance treaties in connection with our asbestos exposures of which $15.4 million is due from Equitas. Approximately 80% of such amounts will be due and payable to the Company over the next two years as the gross asbestos losses are billed and paid by the Company. The Company generally experiences significant collection delays for a large portion of such balances given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.

The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Katrina and Rita could significantly impact the Company’s liquidity needs. However, we expect to pay the 2005 hurricane losses over a period of years from cash flow and, if needed, short-term investments and expect to collect our paid reinsurance recoverables generally under the terms described above.

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At December 31, 2005, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2006 without prior regulatory approval was $35.6 million. No dividends have been paid by Navigators Insurance Company in 2006.

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

In April 2006, the Company completed a public debt offering of $125 million 7% senior unsecured notes due May 1, 2016 and contributed $100 million of the proceeds to Navigators Insurance Company. The remaining net proceeds will remain in the Parent Company for general corporate purposes.

Condensed Parent Company balance sheets as of March 31, 2006 (unaudited) and December 31, 2005 follows:

	March 31, 2006	December 31, 2005
	($ in thousands)

Cash and short-term investments	$16,973	$16,926
Investments in subsidiaries	459,995	453,023
Other assets	7,556	6,229
Total assets	$484,524	$476,178

Accounts payable and other liabilities	$6,208	$5,940

Stockholders’ equity	478,316	470,238
Total liabilities and stockholders’ equity	$484,524	$476,178

At March 31, 2006 approximately $4.0 million of investments are held in a tax escrow account on behalf of Navigators Insurance Company until two-year tax loss carryback periods expire.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2005 Annual Report on Form 10-K.

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

Part II - Other Information

Item 1.                                   Legal Proceedings

Except as follows, the Company is not a party to, or the subject of, any material legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.

At the end of April 2006, the Company was served as a defendant in an action in the Northern District Court of Georgia captioned New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Companies, Inc., et al., along with approximately 100 other defendants. While it is not possible at this very preliminary stage to predict the outcome of this litigation, the Company believes the allegations, which involve contingent commissions and bid-rigging in the insurance industry, to be without merit and intends to vigorously defend itself against them.

Item 1a.                             Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

The Navigators Group, Inc.
(Registrant)

Date: May 2, 2006	/s / Paul J. Malvasio
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