Form 10-Q
period 2006-06-30
NAVIGATORS GROUP INC
filed 2006-08-02
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended     June 30, 2006

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

The number of common shares outstanding as of July 24, 2006 was 16,670,566.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.    Financial Information

Item 1.        Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2006, $1,187,261; 2005, $986,726)	$1,158,996	$984,113
Equity securities, available-for-sale, at fair value (cost: 2006, $26,212; 2005, $19,667)	27,668	20,911
Short-term investments, at cost which approximates fair value	107,542	164,047
Cash	14,345	13,165
Total investments and cash	1,308,551	1,182,236

Premiums in course of collection	227,121	155,977
Commissions receivable	2,524	3,467
Prepaid reinsurance premiums	186,854	136,341
Reinsurance receivable on paid losses	86,358	37,055
Reinsurance receivable on unpaid losses and loss adjustment expenses	984,887	979,015
Net deferred income tax benefit	39,523	28,317
Deferred policy acquisition costs	43,358	29,697
Accrued investment income	12,762	10,297
Goodwill and other intangible assets	7,706	7,341
Other assets	16,368	13,506

Total assets	$2,916,012	$2,583,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,618,783	$1,557,991
Unearned premium	423,020	316,516
Reinsurance balances payable	205,184	180,059
Senior notes	123,506	—
Federal income tax payable	1,558	1,274
Payable for securities purchased	3,681	823
Accounts payable and other liabilities	49,805	56,348
Total liabilities	2,425,537	2,113,011

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 for 2006 and 20,000,000 for 2005; issued and outstanding: 16,670,566 for 2006 and 16,616,781 for 2005.	1,667	1,662
Additional paid-in capital	284,413	282,463
Retained earnings	220,524	186,901
Accumulated other comprehensive (loss)	(16,129)	(788)
Total stockholders’ equity	490,475	470,238

Total liabilities and stockholders’ equity	$2,916,012	$2,583,249

See accompanying notes to interim consolidated financial statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)

Gross written premium	$252,365	$190,133
Revenues:
Net written premium	$129,248	$93,257
(Increase) in unearned premium	(14,707)	(7,425)
Net earned premium	114,541	85,832
Commission income	540	1,514
Net investment income	14,003	8,961
Net realized capital gains (losses) .	(192)	416
Other income	44	470
Total revenues	128,936	97,193

Operating expenses:
Net losses and loss adjustment expenses incurred	66,627	53,611
Commission expense	13,624	9,242
Other operating expenses	19,927	17,628
Interest expense	1,820	—
Total operating expenses	101,998	80,481

Income before income tax expense	26,938	16,712

Income tax expense (benefit):
Current	10,034	8,069
Deferred	(1,194)	(2,637)
Total income tax expense	8,840	5,432

Net income	$18,098	$11,280

Net income per common share:
Basic	$1.09	$0.88
Diluted	$1.08	$0.88

Average common shares outstanding:
Basic	16,668	12,763
Diluted	16,791	12,853

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)

Gross written premium	$516,149	$407,129
Revenues:
Net written premium	$272,674	$210,347
(Increase) in unearned premium	(54,411)	(46,977)
Net earned premium	218,263	163,370
Commission income	1,826	2,784
Net investment income	26,553	16,583
Net realized capital gains (losses)	(616)	583
Other income	230	1,367
Total revenues	246,256	184,687

Operating expenses:
Net losses and loss adjustment expenses incurred	128,744	99,832
Commission expense	27,329	18,846
Other operating expenses	38,335	35,072
Interest expense	1,820	—
Total operating expenses	196,228	153,750

Income before income tax expense	50,028	30,937

Income tax expense (benefit):
Current	19,366	13,241
Deferred	(2,961)	(3,283)
Total income tax expense	16,405	9,958

Net income	$33,623	$20,979

Net income per common share:
Basic	$2.02	$1.65
Diluted	$2.00	$1.64

Average common shares outstanding:
Basic	16,654	12,720
Diluted	16,839	12,815

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,662	$1,266
Shares issued under stock plans	5	12
Balance at end of period	$1,667	$1,278

Additional paid-in capital
Balance at beginning of year	$282,463	$154,670
Effect of SFAS 123 for stock options	469	517
Shares issued under stock plans	1,481	1,872
Balance at end of period	$284,413	$157,059

Retained earnings
Balance at beginning of year	$186,901	$163,337
Net income	33,623	20,979
Balance at end of period	$220,524	$184,316

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$(884)	$7,416
Change in period	(16,542)	842
Balance at end of period	(17,426)	8,258
Cumulative translation adjustments, net of tax
Balance at beginning of year	96	1,889
Net adjustment for period	1,201	(727)
Balance at end of period	1,297	1,162
Balance at end of period	$(16,129)	$9,420

Total stockholders’ equity at end of period	$490,475	$352,073

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)

Net income	$18,098	$11,280
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of ($3,884) and $3,947 in 2006 and 2005, respectively (1)	(7,212)	7,329
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $517 and ($411) in 2006 and 2005, respectively	959	(839)
Other comprehensive income (loss)	(6,253)	6,490

Comprehensive income	$11,845	$17,770

(1)         Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses) arising during period	$(7,336)	$7,599
Less: reclassification adjustment for net gains (losses) included in net income	(124)	270
Change in net unrealized gains (losses) on securities	$(7,212)	$7,329

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)

Net income	$33,623	$20,979
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of ($8,908) and $454 in 2006 and 2005, respectively(1)	(16,542)	842
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $647 and ($391) in 2006 and 2005, respectively	1,201	(727)
Other comprehensive income (loss)	(15,341)	115

Comprehensive income	$18,282	$21,094

(1)         Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses) arising during period	$(16,942)	$1,221
Less: reclassification adjustment for net gains (losses) included in net income	(400)	379
Change in net unrealized gains (losses) on securities	$(16,542)	$842

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
Operating activities:
Net income	$33,623	$20,979
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,238	800
Net deferred income tax (benefit)	(2,961)	(3,283)
Net realized capital (gains) losses	616	(582)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(55,175)	(21,284)
Reserve for losses and loss adjustment expenses	60,792	39,721
Prepaid reinsurance premiums	(50,513)	(22,037)
Unearned premium	106,504	67,772
Premiums in course of collection	(71,144)	(2,144)
Commissions receivable	943	(841)
Deferred policy acquisition costs	(13,661)	(10,802)
Accrued investment income	(2,465)	(1,131)
Reinsurance balances payable	25,125	17,268
Federal income tax	284	2,432
Other	(16,534)	29,038
Net cash provided by operating activities	16,672	115,906

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	83,829	16,745
Sales	92,253	161,192
Purchases	(367,296)	(259,847)
Equity securities, available-for-sale
Sales	2,682	3,375
Purchases	(8,800)	(2,855)
Change in payable for securities	2,858	3,425
Net change in short-term investments	56,505	(33,821)
Purchase of property and equipment	(1,583)	(1,390)
Net cash (used in) investing activities	(139,552)	(113,176)

Financing activities:
Net proceeds from senior notes	123,485	—
Proceeds of stock issued from employee stock purchase plan	222	212
Proceeds of stock issued from exercise of stock options	353	1,166
Net cash provided by financing activities	124,060	1,378

Increase in cash	1,180	4,108
Cash at beginning of year	13,165	14,676
Cash at end of period	$14,345	$18,784

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$17,356	$10,798
Issuance of stock to directors	140	123

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

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $105.6 million and $90.2 million for the three months ended June 30, 2006 and 2005, respectively, and were $194.5 million and $173.6 million for the six months ended June 30, 2006 and 2005, respectively.  The Company’s ceded incurred losses were $61.7 million and $30.2 million for the three months ended June 30, 2006 and 2005, respectively, and were $124.8 million and $83.6 million for the six months ended June 30, 2006 and 2005, respectively.

Note 3.  Segment Information

The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.

Effective in 2006, the Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment.  Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies’ and Parent Company’s expenses and related income tax amounts previously reported separately.  The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.  Each segment maintains its own investments, on which it earns income and realizes capital gains or losses.  Income tax expense is recorded based on the respective income of each segment.  Segment data for 2005 and prior periods have been restated to reflect this change in segment reporting.

The Insurance Companies consist of Navigators Insurance Company with its U.K. Branch and NIC Insurance Company.  They are primarily engaged in underwriting marine insurance and related lines of business, specialty lines of business including contractors’ general liability insurance, commercial and personal umbrella and excess casualty businesses, and professional liability insurance.  The Lloyd’s Operations primarily underwrite marine and related lines of business at Lloyd’s of London through Lloyd’s Syndicate 1221 (“Syndicate 1221”).  The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company.  All segments are evaluated based on their GAAP results.

The Insurance Companies’ and the Lloyd’s Operations’ performances are measured based on underwriting results and the related combined ratio, which are both non-GAAP measures of underwriting profitability.  Underwriting profit or loss is calculated from net earned premiums, less net losses and LAE, commission expense and other operating expenses related to underwriting activities.  The combined ratio is derived by taking such net losses and LAE and operating expenses divided by net earned premiums.  A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Financial data by segment for the three months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$170,296	$82,072		$252,365
Net written premium	92,445	36,803		129,248

Net earned premium	78,488	36,053		114,541
Net losses and loss adjustment expenses	(47,676)	(18,951)		(66,627)
Commission expense	(7,912)	(5,712)		(13,624)
Other operating expenses	(13,966)	(5,961)		(19,927)
Commission income and other income (expense)	794	(210)		584

Underwriting profit	9,728	5,219		14,947

Investment income	12,023	1,667	$313	14,003
Net realized capital gains (losses)	(225)	33	—	(192)
Interest expense	—	—	(1,820)	(1,820)
Income before income taxes	21,526	6,919	(1,507)	26,938

Income tax expense (benefit)	6,868	2,422	(450)	8,840
Net income (loss)	$14,658	$4,497	$(1,057)	$18,098

Identifiable Assets	$2,018,556	$845,599	$48,563	$2,916,012

Loss and loss expenses ratio	60.7%	52.6%		58.2%
Commission expense ratio	10.1%	15.8%		11.9%
Other operating expense ratio (2)	16.8%	17.1%		16.9%
Combined ratio	87.6%	85.5%		87.0%

(1)             Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2)             Includes other operating expenses and commission income and other income (expense).

	Three Months Ended June 30, 2005
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$130,680	$58,547		$190,133
Net written premium	66,675	26,582		93,257

Net earned premium	$59,107	$26,725		$85,832
Net losses and loss adjustment expenses	(38,682)	(14,929)		(53,611)
Commission expense	(4,409)	(4,833)		(9,242)
Other operating expenses	(12,316)	(5,312)		(17,628)
Commission income and other income (expense)	1,624	360		1,984

Underwriting profit	5,324	2,011		7,335

Investment income	7,486	1,454	$21	8,961
Net realized capital gains (losses)	681	(265)	—	416
Income before income taxes	13,491	3,200	21	16,712

Income tax expense	4,304	1,120	8	5,432
Net income	$9,187	$2,080	$13	$11,280

Identifiable Assets	$1,420,958	$570,647	$17,191	$1,927,872

Loss and loss expenses ratio	65.4%	55.9%		62.5%
Commission expense ratio	7.5%	18.1%		10.9%
Other operating expense ratio (2)	18.1%	18.5%		18.2%
Combined ratio	91.0%	92.5%		91.6%

(1)             Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2)             Includes other operating expenses and commission income and other income (expense).

Financial data by segment for the six months ended June 30, 2006 and 2005 was as follows:

	Six Months Ended June 30, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$332,543	$183,820		$516,149
Net written premium	182,089	90,585		272,674

Net earned premium	145,840	72,423		218,263
Net losses and loss adjustment expenses	(87,630)	(41,114)		(128,744)
Commission expense	(15,036)	(12,293)		(27,329)
Other operating expenses	(27,399)	(10,936)		(38,335)
Commission income and other income (expense)	2,000	56		2,056

Underwriting profit	17,775	8,136		25,911

Investment income	22,433	3,674	$446	26,553
Net realized capital (losses)	(300)	(316)	—	(616)
Interest expense	—	—	(1,820)	(1,820)
Income before income taxes	39,908	11,494	(1,374)	50,028

Income tax expense (benefit)	12,784	4,023	(402)	16,405
Net income	$27,124	$7,471	$(972)	$33,623

Identifiable Assets	$2,018,556	$845,599	$48,563	$2,916,012

Loss and loss expenses ratio	60.1%	56.8%		59.0%
Commission expense ratio	10.3%	17.0%		12.5%
Other operating expense ratio (2)	17.4%	15.0%		16.6%
Combined ratio	87.8%	88.8%		88.1%

(1)             Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2)             Includes other operating expenses and commission income and other income (expense).

	Six Months Ended June 30, 2005
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$259,968	$146,377		$407,129
Net written premium	140,256	70,091		210,347

Net earned premium	106,470	56,900		163,370
Net losses and loss adjustment expenses	(67,524)	(32,308)		(99,832)
Commission expense	(9,132)	(9,714)		(18,846)
Other operating expenses	(24,255)	(10,817)		(35,072)
Commission income and other income (expense)	2,895	1,256		4,151

Underwriting profit	8,454	5,317		13,771

Investment income	14,343	2,203	$37	16,583
Net realized capital gains (losses)	947	(364)	—	583
Income before income taxes	23,744	7,156	37	30,937

Income tax expense	7,440	2,505	13	9,958
Net income	$16,304	$4,651	$24	$20,979

Identifiable Assets	$1,420,958	$570,647	$17,191	$1,927,872

Loss and loss expenses ratio	63.4%	56.8%		61.1%
Commission expense ratio	8.6%	17.1%		11.5%
Other operating expense ratio (2)	20.1%	16.8%		19.0%
Combined ratio	92.1%	90.7%		91.6%

(1)             Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2)             Includes other operating expenses and commission income and other income (expense).

The Insurance Companies’ net earned premium includes $13.1 million and $12.3 million of net earned premium from the U.K. Branch for the three months ended June 30, 2006 and 2005, respectively, and $21.3 million and $20.6 million of net earned premium from the U.K. Branch for the six months ended June 30, 2006 and 2005, respectively.

Note 4.  Comprehensive Income

Comprehensive income encompasses net income, net unrealized capital gains and losses on available for sale securities, and foreign currency translation adjustments, all of which are net of tax.  Please refer to the Consolidated Statements of Stockholders’ Equity and the Consolidated Statements of Comprehensive Income, included herein, for the components of accumulated other comprehensive income (loss) and of comprehensive income (loss), respectively.

Note 5.  Stock-Based Compensation

Stock based compensation is expensed as the stock awards vest with the expense being included in other operating expenses for the periods indicated.  The amount charged to expense for stock grants was $900,000 and $358,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,322,000 and $736,000 for the six months ended June 30, 2006 and 2005, respectively.  The amount charged to expense for stock options was $228,000 and $271,000 for the three months ended June 30, 2006 and 2005, respectively, and $469,000 and $517,000 for the six months ended June 30, 2006 and 2005, respectively.  Stock appreciation rights resulted in a benefit of $807,000 and expense of $259,000 for the three months ended June 30, 2006 and 2005, respectively, and expense of $22,000 and $334,000 for the six months ended June 30, 2006 and 2005, respectively.

In addition, $52,500 was expensed in each of the three months ended June 30, 2006 and 2005 and $87,500 was expensed in each of the six months ended June 30, 2006 and 2005 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109.  FIN 48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold.  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48 which becomes effective in 2007.

Note 7.  Lloyd’s Syndicate

We record our pro rata share of Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates.  At the end of the Lloyd’s three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the “reinsurance to close”.  The reinsurance to close transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  No gain or loss is recorded on the reinsurance to close transaction.

Syndicate 1221’s stamp capacity is £112.5 million ($201.6 million) in 2006 compared to £135.0 million ($246.0 million) in 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 100% and 97.5% of Syndicate 1221’s capacity for the 2006 and 2005 underwriting years, respectively.  The Lloyd’s

Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through a credit facility which the Company maintains with a consortium of banks.  The credit facility agreement requires that the banks vote periodically whether or not to renew the credit facility.  If the banks decide not to renew the credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.  The renewal amendment executed in January 2005 renewed the letter of credit facility until June 30, 2007.  The bank facility is collateralized by all of the common stock of Navigators Insurance Company.

Note 8.  Income Tax - Valuation Allowance

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5.7 million and $5.0 million at June 30, 2006 and December 31, 2005, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

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

Note 10.  Senior Notes Due May 1, 2016

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million.  The Company contributed $100 million of the proceeds to the capital and surplus of Navigators Insurance Company and retained the remainder at the Parent Company for general corporate purposes.  Interest will be paid on the Senior Notes each May 1 and November 1 with the first payment due on November 1, 2006.  The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 7.17%.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness.  The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.  The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, and liens or dispositions of the common stock of certain subsidiaries.  As of June 30, 2006, the Company was in compliance with all such covenants.

The interest expense from April 17, 2006 to June 30, 2006 was $1.8 million.  The fair value, which is based on the quoted market price at June 30, 2006, was $123.1 million.

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

Overview

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market.  The Company’s underwriting segments consists of insurance company operations and operations at Lloyd’s of London.  Our largest product line and most long-standing area of specialization is ocean marine insurance.  We have also developed specialty niches in professional liability insurance, and in specialty liability insurance primarily consisting of contractors’ liability coverages.  We conduct operations through our insurance company subsidiaries, our operations at Lloyd’s of London (the “Lloyd’s Operations”) and our underwriting agencies (the “Navigators Agencies”).  Our insurance company subsidiaries (the “Insurance Companies”) consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and NIC Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company.    Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”).  We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.  The Navigators Agencies consist of wholly-owned insurance underwriting agencies which produce, manage and underwrite insurance and reinsurance for the Company and are reimbursed for their costs by the Insurance Companies and the Lloyd’s Operations.

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

The discussions that follow include tables, which contain both our consolidated and segment operating results for each of the three and six month periods ended June 30, 2006 and 2005.  In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability.  We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations.  Underwriting profit or loss is calculated from premiums earned, less net losses and loss adjustment expenses (“LAE”), commission expense and other operating expenses related to underwriting activities.  The combined ratio is derived by taking such net losses and LAE and expenses divided by earned premiums.  A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Although not a financial measure, management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business.  We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit.  As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value.  In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory coverage requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses.  Examples of niches that have the characteristics we look for include bluewater hull which provides coverage for physical damage to, for example, highly valued cruise ships, and directors and officers liability insurance (“D&O”) which covers litigation exposure of a corporation’s directors and officers.  These types of exposures require substantial technical expertise.  We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

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

Over the past three to four years, we have experienced generally beneficial market changes in our lines of business.  As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004 and into 2005.  As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market is experiencing diminished capacity and rate increases, particularly for the offshore energy risks located in the Gulf of Mexico.  The 2006 second quarter and six month average renewal rate increases for all marine lines of business including offshore energy approximated 17% and 14%, respectively, in the Insurance Companies and 16% and 13%, respectively, in the Lloyd’s Operations.  Included in the marine rate increases for the first six months of 2006 are offshore energy rate increases of approximately 76% in the Insurance Companies and 47% in the Lloyd’s Operations.  Specialty liability losses over the past several years, particularly for our California construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in approximate rate increases of 13% in 2004 and 49% in 2003.  This was followed by a slight decline in rates of approximately 1% in 2005.  Both the second quarter and six month renewal rates for the California construction liability business declined approximately 7% primarily due to additional competition in the marketplace.  In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally.  Average professional liability renewal premium rates increased approximately 3% in both the 2006 second quarter and six months, compared to relatively level rates in 2005 and a decrease of approximately 3% in 2004 which followed substantial rate increases in 2003 and 2002, particularly for D&O insurance.  The D&O insurance premium rates increased approximately 2% in both the 2006 second quarter and six months, after decreases of approximately 2% in 2005 and 10% in 2004.

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

As a result of the offshore energy losses suffered by the marine and energy market in 2005 stemming from Hurricanes Katrina and Rita, the 2006 marine reinsurance capacity has declined, reinsurance terms and conditions have tightened and reinsurance costs have dramatically increased, particularly for excess of loss reinsurance protection.  As a result, through the first six months of 2006, the Company has achieved significant improvements in pricing, terms and conditions for the offshore energy business as it renews while reducing its aggregate loss exposures in the Gulf of Mexico.  The Company will also have an increased net retention and increased reinstatement premium cost for a catastrophic offshore energy loss in 2006 compared to 2005 as a result of less available reinsurance protection at an increased reinsurance cost.

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

Corporate and Industry Investigations

Public companies have become the subject of increasing scrutiny regarding the timing and dating of employee stock option awards.  The Securities and Exchange Commission and the U.S. Department of Justice have been investigating stock option award practices at a number of public companies.

As a matter of prudent corporate governance, the Company undertook its own internal review with respect to its stock option award practices.  In this recently completed internal inquiry, the Company did not find any evidence that it has engaged in any of the stock option award practices that are at the center of these corporate investigations.

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

A portion of the Company’s premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd’s Operations.  We generally do not experience any significant backlog in processing premiums.  Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound.  The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate.  To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than- temporary decline.  The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments.  With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss.  Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions and assessing value relative to other comparable securities.  Management of the Company’s investment portfolio is outsourced to third party investment managers.  While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above.  The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.

Accounting for Lloyd’s Results.  We record our pro rata share of Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate.  At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”).  The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  There are no gains or losses recorded on the RITC transaction.

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

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three and six month periods ended June 30, 2006 and 2005.  All earnings per share data is presented on a per diluted share basis.

Net income for the three month period ended June 30, 2006 was $18.1 million or $1.08 per share compared to $11.3 million or $0.88 per share for the three month period ended June 30, 2005.  Included in these results were net realized capital gains (losses) of ($0.01) per share and $0.02 per share for the three months ended June 30, 2006 and 2005, respectively.

Net income for the six month period ended June 30, 2006 was $33.6 million or $2.00 per share compared to $21.0 million or $1.64 per share for the six month period ended June 30, 2005.  Included in these results were net realized capital gains (losses) of ($0.02) per share and $0.03 per share for the six months ended June 30, 2006 and 2005, respectively.

Cash flow from operations was $16.7 million for the six months of 2006 compared to $115.9 million for the comparable period in 2005.  The positive cash flow contributed to the growth in invested assets and net investment income.  The 2006 cash flow was reduced by gross loss payments of approximately $52.5 million for 2005 hurricane losses and $14.0 million for settled asbestos claims of which $47.8 million and $8.4 million, respectively are expected to be collected from reinsurers in subsequent accounting periods.  The 2005 cash flow included approximately $24 million attributable to the settlement of the 2002 underwriting year reinsurance to close premium recorded by Syndicate 1221 in the 2004 fourth quarter.

Consolidated stockholders’ equity increased 4.3% to $490.5 million or $29.42 per share at June 30, 2006 compared to $470.2 million or $28.30 per share at December 31, 2005.  The increase was primarily due to net income of $33.6 million for the first six months of 2006, partially offset by an increase of $15.3 million in other comprehensive loss substantially all due to net unrealized losses in the investment portfolios due to rising interest rates.

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company.

On May 9, 2006, the Company announced the establishment of an Inland Marine Division focusing on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, fine arts, EDP equipment and motor truck cargo.  On May 17, 2006, the Company announced the establishment of a Primary Casualty Division focusing on primary casualty business produced by wholesale insurance brokers.  The Primary Casualty Division writes construction business east of the Rocky Mountains and non-construction risks nationwide.

Revenues.  Gross written premium increased to $252.3 million and $516.1 million in the second quarter and first six months of 2006, respectively, from $190.1 million and $407.1 million in the second quarter and first six months of 2005, increases of 33% and 27%, respectively.  The growth in gross written premium reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies.  The marine business experienced growth of 23% in the 2006 second quarter and 21% in the first six months of 2006 compared to the same periods in 2005 primarily as a result of significant rate increases in the offshore energy line of business coupled with a more modest net increase in premiums in the other classes of business.  Gross written premium for professional liability business written both in the Insurance Companies and Lloyd’s Operations increased 28% in the 2006 second quarter and 21% for the first six months of 2006 compared to the same periods in 2005 primarily as a result of diversification and expansion of the business written by our Lloyd’s Operations.  Specialty business grew 44% in both the second quarter and first six months of 2006 compared to the same periods in 2005 primarily due to continued product diversification and geographic expansion.

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

	Three Months Ended June 30,
	2006				2005
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$74,018	29.3%	$35,810	$28,887	$60,132	31.6%	$26,464	$23,330

Specialty	72,037	28.6%	42,804	39,765	50,198	26.4%	33,280	29,442

Professional Liability	24,182	9.6%	13,818	9,824	21,250	11.2%	7,831	6,990

Assumed from Lloyd’s	4	0.0%	4	4	(930)	-0.5%	(922)	(675)

Other	55	0.0%	9	8	30	0.0%	22	20

Insurance Companies Total	170,296	67.5%	92,445	78,488	130,680	68.7%	66,675	59,107

Lloyd’s Operations:

Marine	66,257	26.2%	31,880	34,187	47,189	24.8%	22,730	25,563

Professional Liability	5,069	2.0%	2,116	364	1,587	0.8%	624	166

Other	10,746	4.3%	2,807	1,502	9,771	5.2%	3,228	996

Lloyd’s Operations Total	82,072	32.5%	36,803	36,053	58,547	30.8%	26,582	26,725

Intercompany elimination	(3)	0.0%	—	—	906	0.5%	—	—

Total	$252,365	100.0%	$129,248	$114,541	$190,133	100.0%	$93,257	$85,832

	Six Months Ended June 30,
	2006				2005
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$155,812	30.2%	$77,325	$51,388	$128,416	31.6%	$56,811	$43,209

Specialty	134,168	26.0%	83,323	75,899	93,147	22.9%	69,678	49,464

Professional Liability	42,316	8.2%	21,444	18,556	39,180	9.6%	14,510	13,707

Assumed from Lloyd’s	220	0.0%	17	17	(805)	-0.2%	(796)	36

Other	27	0.0%	(20)	(20)	30	0.0%	53	54

Insurance Companies Total	332,543	64.4%	182,089	145,840	259,968	63.9%	140,256	106,470

Lloyd’s Operations:

Marine	157,112	30.4%	83,283	69,903	121,120	29.7%	62,790	55,190

Professional Liability	7,089	1.4%	2,945	605	1,587	0.4%	624	166

Other	19,619	3.8%	4,357	1,915	23,670	5.8%	6,677	1,544

Lloyd’s Operations Total	183,820	35.6%	90,585	72,423	146,377	35.9%	70,091	56,900

Intercompany elimination	(214)	0.0%	—	—	784	0.2%	—	—

Total	$516,149	100.0%	$272,674	$218,263	$407,129	100.0%	$210,347	$163,370

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine Premium.  The gross written premium for the first six months of 2006 consisted of 32% marine liability, 22% offshore energy, 10% transport, 10% protection and indemnity (P&I) and 8% bluewater hull with the remainder in several other marine related classes of business.

The marine gross written premium for the 2006 second quarter and first six months increased 23% and 21%, respectively, compared to the same periods in 2005 reflecting growth across several lines of business including offshore energy, liability and P&I.  The average renewal premium rates during the second quarter and first six months of 2006 increased by approximately 17% and 14%, respectively, compared to the same periods in 2005.  Navigators Insurance Company has in the past obtained its marine business through participation in the marine pool managed by the Navigators Agencies.  Commencing in 2006, the marine pool has been eliminated and, therefore, all of the marine business generated by the Navigators Agencies is exclusively for the Insurance Companies.  Navigators Insurance Company participated for 85% of the marine pool in 2005.

Specialty Premium. The gross written premium written in the first six months of 2006 consisted of 52% general liability business for small general and artisan contractors, 21% excess casualty business, 12% personal umbrella business and 15% other targeted commercial risks.  The specialty gross written premium increased 44% for both the second quarter and first six months of 2006 compared to the same 2005 periods reflecting growth across all lines of business including premiums generated from our excess casualty business which started in the first quarter of 2005.  The average renewal premium rates decreased by approximately 7% for the contractors’ liability business in both the 2006 second quarter and first six months compared to the same periods in 2005.

Professional Liability Premium. Our insurance company subsidiaries write professional liability insurance.  The gross written premium for the first six months of 2006 consisted of 66% D&O liability coverage for privately held and publicly traded corporations, 27% professional liability coverage for lawyers and other professionals and 7% professional liability coverage for architects and engineers. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005, we began writing professional liability coverages for architects and engineers.  The professional liability gross written premium for the 2006 second quarter and first six months increased 14% and 8%, respectively, compared to the same periods in 2005.  Approximately $3.4 million of international professional liability business written by the Insurance Companies in 2005 has been renewed in the Lloyd’s Operations in 2006.  Average overall renewal premium rates for the professional liability business increased by approximately 3% in both the 2006 second quarter and first six months compared to the same periods in 2005.  D&O rates, included in the overall professional liability rate change, increased by approximately 2% in both the 2006 second quarter and first six months compared to the same periods in 2005.

During the 2006 first quarter, the Company entered into an agreement to acquire the renewal rights to the D&O and employment practices liability policy portfolios of Genesis Professional Liability Managers, Inc. (“Genesis”).  The transaction does not include any past or existing liabilities of the policy portfolios.  The Company will pay an annual override or fee to Genesis based on gross written premium for a two year period to the extent the Genesis business is underwritten and renewed by the Company.  The Company believes that it may renew between $5 million to $10 million of premium from such business over an annual period.  However, the amount renewed may be a lesser or greater amount than expected.

Lloyd’s Operations’ Gross Written Premium

Marine Premium. The gross written premium for the first six months of 2006 consisted of 31% cargo and specie, 24% offshore energy and 20% marine liability with the remainder in several other marine related classes of business.

Our gross written premium is based on the stamp capacity of Syndicate 1221 and the percentage of such stamp capacity we provide.  Our percentage of participation in the stamp capacity is 100% for 2006 compared to 97.5% for 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined based on a business plan approved by the Council of Lloyd’s.  The stamp capacity for Syndicate 1221 has been reduced to £112.5 million ($201.6 million) in 2006 from £135 million ($246.0 million) in 2005.  The 2006 stamp capacity could be increased by the Company during the 2006 calendar year based on opportunities in the market place subject to approval by Lloyd’s.  The marine gross written premium for the 2006 second quarter and first six months increased 40% and 30%, respectively, compared to the same periods in 2005 reflecting growth across several lines of business, but primarily in offshore energy.  The average renewal premium rates during the second quarter and first six months of 2006 increased by approximately 16% and 13%, respectively, compared to the same periods in 2005.

Professional Liability Premium.  Our Lloyd’s Operations commenced writing international professional liability business during the 2005 second quarter and produced $5.1 million and $7.1 million of gross written premium in the 2006 second quarter and first six months, respectively, versus $1.6 million for the second quarter and first six months of 2005.

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

The following tables set forth our ceded written premium by segment and major lines of business for the periods indicated:

	Three Months Ended June 30,
	2006		2005
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$38,208	51.6%	$33,668	56.0%
Specialty	29,233	40.6%	16,918	33.7%
Professional Liability	10,364	42.9%	13,419	63.1%
Assumed from Lloyd’s	(0)	NM	(8)	NM
Other	46	NM	8	NM
Subtotal	77,851	45.7%	64,005	49.0%

Lloyd’s Operations:
Marine	34,377	51.9%	24,459	51.8%
Professional Liability	2,953	58.3%	963	NM
Other	7,939	73.9%	6,543	67.0%
Subtotal	45,269	55.2%	31,965	54.6%

Intercompany elimination	(3)	NM	906	NM

Total	$123,117	48.8%	$96,876	51.0%

NM = not meaningful

	Six Months Ended June 30,
	2006		2005
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$78,487	50.4%	$71,605	55.8%
Specialty	50,845	37.9%	23,469	25.2%
Professional Liability	20,872	49.3%	24,670	63.0%
Assumed from Lloyd’s	203	92.3%	(9)	1.1%
Other (includes run-off)	47	NM	(23)	NM
Subtotal	150,454	45.2%	119,712	46.0%

Lloyd’s Operations:
Marine	73,829	47.0%	58,330	48.2%
Professional Liability	4,144	58.5%	963	60.7%
Other	15,262	77.8%	16,993	71.8%
Subtotal	93,235	50.7%	76,286	52.1%

Intercompany elimination	(214)	NM	784	NM

Total	$243,475	47.2%	$196,782	48.3%

NM = not meaningful

The ratios of ceded written premium to gross written premium in the 2006 second quarter and six month periods were 48.8% and 47.2%, respectively, compared to the 2005 second quarter and six month periods of 51.0% and 48.3%, respectively.  The decrease in the ratio of ceded written premium to gross written premium in the 2006 periods compared to the same periods in 2005 was due to a combination of factors.

Commencing with the 2006 underwriting year, the marine pool has been eliminated and therefore, all of the marine business generated by the Navigators Agencies is exclusively for the Insurance Companies.  The 2005 underwriting year marine business was ceded 15% to pool members and 85% retained by the Insurance Companies.  In 2005, members shared the 15% pro rata costs and benefits of all quota share and excess of loss reinsurance ceded by the pool which was also eliminated in 2006.

Also commencing with the 2006 underwriting year, our Lloyd’s Operations is retaining more of Syndicate 1221’s business with the 2005 purchase of the 2.5% minority interest in Syndicate 1221 and the replacement of a 5% capacity provider with our own letter of credit funding.

Somewhat offsetting the reduction in ceded premiums due to the marine pool elimination and increased retention of business in Syndicate 1221 were changes in the 2006 reinsurance structure and amounts ceded under marine quota share and excess of loss agreements for the Insurance Companies and the Lloyd’s Operations reflecting higher reinsurance costs resulting from the tightened market conditions for catastrophe loss protection as a result of the 2005 industry-wide hurricane losses.

Additionally, as the professional liability business we have been writing since 2001 matures, we have been retaining more of the business by increasing our net retentions on the professional liability pro rata reinsurance treaty renewals each April 1.

The net effects of the items discussed above on the decrease in the ratio of ceded written premium to gross written premium for the six months ended 2006 were somewhat offset as the 2005 first quarter ceded premium was reduced by approximately $14.5 million resulting from the cancellation of a quota share reinsurance agreement for specialty business effective March 31, 2005.  Such amount represented the unearned portion of the premium ceded to the reinsurance agreement that was retained.  This retained amount was offset by $8.2 million of premiums ceded to the reinsurance agreement during the 2005 first quarter.  The 2005 six month ratio of ceded written premium to gross premium was 49.9% excluding these amounts

Net Written Premium.  Net written premium increased 39% in the 2006 second quarter and increased 30% in the first six months of 2006 compared to the same periods in 2005.  The increase in net written premium for the 2006 second quarter and six month period is principally due to business expansion in all of the Company’s business units coupled with retaining more of the business written.

Net Earned Premium.  Net earned premium, which generally lags the increase in net written premium, increased 33% in the 2006 second quarter and increased 34% in the first six months of 2006 compared to the same periods in 2005 as a result of the increased net written premium discussed above.

Commission Income.  Commission income from unaffiliated business was $0.5 million and $1.8 million in the 2006 second quarter and six month periods, respectively, compared to $1.5 million and $2.8 million in the second quarter and first six months of 2005, respectively.  The declines are primarily due to the Company eliminating the marine pool beginning with the 2006 underwriting year and therefore not receiving commission income from the unaffiliated pool members on the 2006 marine business.

Net Investment Income.  Net investment income increased 56% in the 2006 second quarter and 60% in the first six months of 2006 compared to the same periods in 2005 due to the increase in invested assets as a result of the positive cash flow from the increased premium volume, the $123.8 million of net proceeds from the October 2005 common stock offering and the $123.5 million of net proceeds from the April 2006 7% Senior Notes offering.

Net Realized Capital Gains and Losses.  Pre-tax net income included a net realized capital loss of $192,000 for the three months ended June 30, 2006 compared to a net realized capital gain of $416,000 for the 2005 second quarter.  On an after-tax basis, the net realized capital loss was $125,000 or $0.01 per share compared to a net realized capital gain of $270,000 or $0.02 per share for the 2005 second quarter.  Pre-tax net income included a net realized capital loss of $616,000 for the six months ended June 30, 2006 compared to a net realized capital gain of $583,000 for the first six months of 2005.  On an after-tax basis, the net realized capital loss was $400,000 or $0.02 per share for the first six months of 2006 compared to a net realized capital gain of $379,000 or $0.03 per share for the first six months of 2005.

Other Income/(Expense).  Other income/(expense) for the second quarters and first six months of both 2006 and 2005 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred.  The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2006 and 2005 second quarters were 58.2% and 62.5%, respectively, and 59.0% and 61.1% for the first six months of 2006 and 2005, respectively.  The 2006 second quarter and six month loss ratios were favorably impacted by 2.5 and 3.1 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves.

The following tables set forth our net loss and LAE reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	($ in thousands)
Insurance Companies:
Marine	$170,476	$162,644
Specialty	221,466	193,755
Professional Liability	42,482	33,133
Assumed from Lloyd’s Operations	926	1,218
Other (primarily run-off business)	18,490	19,613
Total Insurance Companies	453,840	410,363

Lloyd’s Operations:
Marine	164,745	161,262
Other	15,311	7,351
Total Lloyd’s Operations	180,056	168,613

Total net loss reserves	$633,896	$578,976

Total net case loss and LAE reserves	$232,281	$228,423
Total net IBNR loss and LAE reserves	401,615	350,553

Total net loss and LAE reserves	$633,896	$578,976

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

For certain long tail classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, estimates are based on both expected losses and actual reported losses.  These classes include our California contractors’ liability business and directors and officers liability business, among others.  For these classes, we set ultimate losses for each underwriting year reflecting several factors, including our evaluation of loss trends and the current risk environment.  The expected ultimate losses are adjusted as the underwriting year matures.

While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our California contractors’ liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data.  For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs.  The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage.  This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves.  Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.  There were approximately 987 specialty construction liability claims open at June 30, 2006 compared to 1,012 at December 31, 2005.

The professional liability business generates third-party claims which also are longer tail in nature.  The professional liability policies mostly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period.  These claims often involve a lengthy litigation period after being reported.  Our professional liability business is relatively immature, as we first began writing the business in late 2001.  Accordingly, it will take some time to better understand the reserve trends on this business.  Given the limited history of this business, the actuaries generally utilize industry data to initially establish IBNR loss reserves, which are subsequently adjusted based on actual and expected claim emergence as each underwriting year matures.  There were approximately 859 professional liability claims open at June 30, 2006 compared to 638 at December 31, 2005.

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

The following tables set forth our net loss and LAE reserves for our specialty liability and professional liability businesses as of June 30, 2006 and December 31, 2005:

	June 30, 2006
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves
	($ in thousands)

Specialty construction liability	$27,302	$157,774	$185,076	85.2%
Professional liability	10,714	34,090	44,804	76.1%

Total	$38,016	$191,864	$229,880	83.5%

	December 31, 2005
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves
	($ in thousands)

Specialty construction liability	$25,329	$141,078	$166,407	84.8%
Professional liability	6,142	28,079	34,221	82.1%

Total.	$31,471	$169,157	$200,628	84.3%

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

The reserves we have established for asbestos exposures at June 30, 2006 and December 31, 2005 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement to be paid over two years; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement will be paid over seven years starting in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time.

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

Substantially all of our asbestos liability reserves are included in our marine loss reserves.

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
	($ in thousands)

Gross of Reinsurance
Beginning reserve	$56,838	$78,421
Incurred losses & LAE	160	(17,409)
Calendar year payments	14,012	4,174
Ending reserves	$42,986	$56,838

Net of Reinsurance
Beginning reserve	$30,372	$31,394
Incurred losses & LAE	153	529
Calendar year payments	5,601	1,551
Ending reserves	$24,924	$30,372

Hurricanes Katrina and Rita

During the 2005 third quarter, the Company recorded gross and net loss estimates of $471 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums related to Hurricanes Katrina and Rita.  Such estimates remain unchanged through June 30, 2006.

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
	($ in thousands)
Gross of Reinsurance
Beginning reserves	$465,728	$—
Incurred loss & LAE	—	471,027
Calendar year payments	52,458	5,299
Ending reserves	$413,270	$465,728

Net of Reinsurance
Beginning reserves	$17,800	$—
Incurred loss & LAE	—	22,288
Calendar year payments	4,699	4,488
Ending reserves	$13,101	$17,800

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

Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium.  Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium.  Commission expense as a percentage of earned premium in the 2006 second quarter and six month periods was 11.9% and 12.5%, respectively, compared to 10.8% and 11.5% for the 2005 comparable periods.  The increase in the 2006 commission ratio principally reflects the reduction of ceding commissions from quota share reinsurance as more business written is being retained by the Company.

Other Operating Expenses. The 13% and 9% increase in other operating expenses in the second quarter and first six months of 2006, respectively, compared to the same periods in 2005 are attributable primarily to employee-related expenses resulting from expansion of the business.  Included in the three and six months ended June 30, 2006 were $1.9 million and $1.8 million in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $0.9 million and $1.6 million for the same periods in 2005.

Income Taxes. The income tax expense was $8.8 million and $5.4 million for the second quarters of 2006 and 2005, respectively.  The effective tax rates for the 2006 and 2005 second quarters were 32.8% and 32.5%, respectively.  The tax expense for the first six months of 2006 and 2005 was $16.4 million and $10.0 million, respectively, resulting in effective tax rates of 32.8% and 32.2%, respectively.  As of June 30, 2006 and December 31, 2005, the net deferred Federal, foreign, state and local tax assets were $39.5 million and $28.3 million, respectively.

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

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $16.0 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary.  However, in the future, if such earnings were distributed to the Company, taxes of approximately $0.8 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5.7 million and $5.0 million at June 30, 2006 and December 31, 2005, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  The Company’s state and local tax carryforwards at June 30, 2006 expire from 2021 to 2026.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109.  FIN 48 establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold.  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48.

Segment Information

Effective in 2006, the Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment.  Segment data for each of the two underwriting segments include allocations of revenues and expenses of Navigators Agencies and the Parent Company’s expenses and related income tax amounts previously reported separately.  The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.  Segment data for 2005 and prior periods have been restated to reflect this change in segment reporting.

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

Insurance Companies

Our Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and NIC Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. NIC Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company.  The Navigators Agencies produce business for the Insurance Companies.

Following are the results of operations for the Insurance Companies for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in thousands)

Gross written premium	$170,296	$130,680	$332,543	$259,968
Net written premium	92,445	66,675	182,089	140,256

Net earned premium	$78,488	$59,107	$145,840	$106,470
Net losses and LAE	(47,676)	(38,682)	(87,630)	(67,524)
Commission expense	(7,912)	(4,409)	(15,036)	(9,132)
Other operating expenses	(13,966)	(12,316)	(27,399)	(24,255)
Commission income and other income	794	1,624	2,000	2,895

Underwriting profit	9,728	5,324	17,775	8,454

Investment income	12,023	7,486	22,433	14,343
Net realized capital gains (losses)	(225)	681	(300)	947
Income before income taxes	21,526	13,491	39,908	23,744

Income tax expense	6,868	4,304	12,784	7,440
Net income	$14,658	$9,187	$27,124	$16,304

Loss and LAE ratio	60.7%	65.4%	60.1%	63.4%
Commission expense ratio	10.1%	7.5%	10.3%	8.6%
Other operating expense ratio (1)	16.8%	18.1%	17.4%	20.1%
Combined ratio	87.6%	91.0%	87.8%	92.1%

(1)  Includes other operating expenses and commission income and other income (expense).

Following are the underwriting results of the Insurance Companies for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$28,887	$17,045	$7,296	$4,546	59.0%	25.3%	84.3%
Specialty	39,765	23,804	11,075	4,886	59.9%	27.9%	87.8%
Professional Liability	9,824	6,989	2,750	85	71.1%	28.0%	99.1%
Assumed from Lloyd’s	4	(221)	(2)	227	NM	NM	NM
Other	8	59	(35)	(16)	NM	NM	NM
Total	$78,488	$47,676	$21,084	$9,728	60.7%	26.9%	87.6%

	Three Months Ended June 30, 2005
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$23,330	$15,868	$4,462	$3,000	68.0%	19.1%	87.1%
Specialty	29,442	18,922	9,172	1,348	64.3%	31.2%	95.5%
Professional Liability	6,990	5,031	2,180	(221)	72.0%	31.2%	103.2%
Assumed from Lloyd’s	(675)	(888)	(18)	231	NM	NM	NM
Other	20	(251)	(695)	966	NM	NM	NM
	$59,107	$38,682	$15,101	$5,324	65.4%	25.6%	91.0%

	Six Months Ended June 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$51,388	$30,545	$13,342	$7,501	59.4%	26.0%	85.4%
Specialty	75,899	44,961	21,599	9,339	59.2%	28.5%	87.7%
Professional Liability	18,556	12,298	5,461	797	66.3%	29.4%	95.7%
Assumed from Lloyd’s	17	(206)	(9)	232	NM	NM	NM
Other	(20)	32	42	(94)	NM	NM	NM
Total	$145,840	$87,630	$40,435	$17,775	60.1%	27.7%	87.8%

	Six Months Ended June 30, 2005
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$43,209	$28,611	$10,591	$4,007	66.2%	24.5%	90.7%
Specialty	49,464	30,455	16,144	2,865	61.6%	32.6%	94.2%
Professional Liability	13,707	9,471	4,093	143	69.1%	29.9%	99.0%
Assumed from Lloyd’s	36	(315)	303	48	NM	NM	NM
Other	54	(698)	(639)	1,391	NM	NM	NM
	$106,470	$67,524	$30,492	$8,454	63.4%	28.7%	92.1%

Net earned premiums of the Insurance Companies increased 33% and 34% in the 2006 second quarter and six month periods, respectively, compared to the same periods last year reflective of business expansion in all business units coupled with increased retention of the business written.

Underwriting results generally reflect the favorable industry market conditions over the last three to four years coupled with satisfactory loss trends in the aforementioned periods.  The 2006 second quarter and six month loss ratios were favorably impacted by prior year loss reserve redundancies of $0.6 million and $4.4 million, respectively, or 0.8 and 3.0 loss ratio points, respectively.

The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, for the 2006 second quarter and six month period were 4.8% and 4.6%, respectively, compared to 4.3% and 4.2% for the comparable 2005 periods.  Net investment income increased in the 2006 second quarter and six month period compared to the same periods in 2005 due to the increase in the yield and the positive cash flows resulting in a larger investment portfolio including the statutory surplus contributions of $120 million from the net proceeds of our October 2005 equity offering and $100 million from the net proceeds of our April 2006 7% Senior Notes offering, in an environment of gradually increasing interest rates as monetary policy tightened.

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

Syndicate 1221 has stamp capacity of £112.5 million ($201.6 million) in 2006 compared to £135 million ($246.0 million) in 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. We provide 100% and 97.5% of Syndicate 1221’s total stamp capacity in 2006 and 2005, respectively.  In September 2005, the Company purchased the remaining outstanding minority interest of the Syndicate 1221’s capacity for the 2006 underwriting year.

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

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund.  If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year.  The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment.  However, based on the Company’s 2006 capacity at Lloyd’s of £112.5 million, the June 30, 2006 exchange rate of £1 equals $1.85 and in the event of a maximum 3% assessment, the Company would be assessed approximately $6.2 million.  In addition, beginning with the 2005 underwriting year, Lloyd’s added a second tier of assets to the existing central fund.  This second tier is being built up through a compulsory interest bearing loan to the Society of Lloyd’s from the Lloyd’s members based on the stamp capacity of each syndicate for the respective underwriting year.  The funds are invested in assets eligible for Society of Lloyd’s solvency.  The loans will be repaid on a rolling year basis as each year closes.  At June 30, 2006, the Company had $3.4 million of assets loaned to this fund.

Following are the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in thousands)

Gross written premium	$82,072	$58,547	$183,820	$146,377
Net written premium	36,803	26,582	90,585	70,091

Net earned premium	36,053	26,725	72,423	56,900
Net losses and LAE	(18,951)	(14,929)	(41,114)	(32,308)
Commission expense	(5,712)	(4,833)	(12,293)	(9,714)
Other operating expenses	(5,961)	(5,312)	(10,936)	(10,817)
Commission income and other income (expense)	(210)	360	56	1,256

Underwriting profit	$5,219	$2,011	$8,136	$5,317

Investment income	1,667	1,454	3,674	2,203
Net realized capital gains (losses)	33	(265)	(316)	(364)
Income before income taxes	6,919	3,200	11,494	7,156

Income tax expense	2,422	1,120	4,023	2,505
Net income	$4,497	$2,080	$7,471	$4,651

Loss and LAE ratio	52.6%	55.9%	56.8%	56.8%
Commission expense ratio	15.8%	18.1%	17.0%	17.1%
Other operating expense ratio (1)	17.1%	18.5%	15.0%	16.8%
Combined ratio	85.5%	92.5%	88.8%	90.7%

(1)  Includes other operating expenses and commission income and other income (expense).

The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004.  Premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business.  Net earned premium ceded to the Insurance Companies in the first six months of 2006 and 2005 was $17,000 and $36,000, respectively.

The 2006 second quarter and six month loss ratios were favorably impacted by 6.4 and 3.2 loss ratio points, respectively, from a $2.3 million redundancy of prior year loss reserves recorded in the 2006 second quarter.

The approximate annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, for the 2006 second quarter and six month period were 3.0% and 3.3%, respectively, compared to 2.7% and 2.2% for the comparable 2005 periods.  Generally, funds invested at Lloyd’s have been invested with a relatively short average duration in order to meet liquidity needs.  The average duration of our Lloyd’s Operations invested assets at June 30, 2006 was 1.4 years.  Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

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

Total reserves for losses and LAE were $1.6 billion at both June 30, 2006 and December 31, 2005.  There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.

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

The Insurance Companies’ investments are subject to the direction and control of each company’s Board of Directors and our Finance Committee.  The investment portfolio and the performance of the investment managers are reviewed quarterly.  These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and NIC Insurance Company.  These laws prescribe the type, quality and concentration of investments which may be made by insurance companies.  In general, these laws permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, mortgages and real estate.

The Lloyd’s Operations’ investments are subject to the direction and control of the Board of Directors and the Investment Committee of NUAL, as well as the Company’s Board of Directors and Finance Committee, and represent our share of the investments held by Syndicate 1221.  These investments must comply with the rules and regulations imposed by Lloyd’s and by certain overseas regulators.  The investment portfolio and the performance of the investment managers are reviewed quarterly.

The majority of the investment income of the Navigators Agencies is derived from fiduciary funds invested in accordance with the guidelines of various state insurance departments.  These guidelines typically require investments in short-term instruments.  This investment income is paid to Navigators Insurance Company.

All fixed maturity and equity securities are carried at fair value.  The fair value is based on quoted market prices or dealer quotes provided by independent pricing services.  The following tables show our cash and investments as of June 30, 2006 and December 31, 2005:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
June 30, 2006	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$208,690	$420	$(6,696)	$214,966
States, municipalities and political subdivisions	317,393	523	(6,094)	322,964
Mortgage- and asset-backed securities (excluding GNMAs).	427,588	162	(11,393)	438,819
Corporate bonds.	205,325	547	(5,734)	210,512

Total fixed maturities (1)	1,158,996	1,652	(29,917)	1,187,261

Equity securities - common stocks	27,668	2,170	(714)	26,212

Cash and short-term investments.	121,887	—	—	121,887

Total.	$1,308,551	$3,822	$(30,631)	$1,335,360

(1)             Approximately 5.1% and 16.1% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2005	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$244,890	$2,432	$(2,249)	$244,707
States, municipalities and political subdivisions	216,345	1,563	(2,115)	216,897
Mortgage- and asset-backed securities (excluding GNMAs)	358,062	758	(3,682)	360,986
Corporate bonds.	164,816	2,115	(1,435)	164,136

Total fixed maturities (1)	984,113	6,868	(9,481)	986,726

Equity securities - common stocks	20,911	1,893	(649)	19,667

Cash and short-term investments.	177,212	—	—	177,212

Total.	$1,182,236	$8,761	$(10,130)	$1,183,605

(1)             Approximately 5.6% and 10.7% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

At June 30, 2006 and December 31, 2005, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline.  The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments.  With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss.  Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions and assessing value relative to other comparable securities.  Management of the Company’s investment portfolio is outsourced to third party investment managers.  While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above.  The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations.  Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.  There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first six months of 2006 or 2005.

The following table summarizes all securities in an unrealized loss position at June 30, 2006 and December 31, 2005, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	June 30, 2006		December 31, 2005
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$66,212	$2,000	$66,229	$772
7-12 Months	20,949	1,171	52,994	690
> 12 Months	84,672	3,525	51,234	787
Subtotal	171,833	6,696	170,457	2,249

States, municipalities and political subdivisions
0-6 Months	156,600	2,196	82,167	696
7-12 Months	15,027	321	43,875	776
> 12 Months	119,521	3,577	24,786	643
Subtotal	291,148	6,094	150,828	2,115

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	176,074	2,911	184,145	1,847
7-12 Months	81,473	3,061	53,485	942
> 12 Months	140,176	5,421	52,115	893
Subtotal	397,723	11,393	289,745	3,682

Corporate bonds
0-6 Months	105,988	2,500	45,995	576
7-12 Months	17,652	819	9,109	202
> 12 Months	56,696	2,415	26,904	657
Subtotal	180,336	5,734	82,008	1,435

Total Fixed Maturities	$1,041,040	$29,917	$693,038	$9,481

Equity securities - common stocks
0-6 Months	$5,327	$315	$2,200	$167
7-12 Months	1,263	158	3,120	235
> 12 Months	2,315	241	756	247

Total Equity Securities	$8,905	$714	$6,076	$649

We analyze the unrealized losses quarterly to determine if any are other-than-temporary.  The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2006.  Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
				($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$27,653	92%	$984,470	95%
2	BBB	Baa	2,256	8%	56,433	5%
3	BB	Ba	8	0%	137	0%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
		Total	$29,917	100%	$1,041,040	100%

At June 30, 2006, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, except for $137,000 rated below investment grade.  Investment grade is defined as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at June 30, 2006 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$661	2%	$58,601	6%
Due after one year through five years	5,211	17%	228,262	22%
Due after five years through ten years.	4,723	16%	153,793	15%
Due after ten years	7,929	27%	202,661	19%
Mortgage- and asset-backed securities (excluding GNMAs)	11,393	38%	397,723	38%

Total fixed income securities	$29,917	100%	$1,041,040	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.9 years.

Our realized capital gains and losses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in thousands)

Fixed maturities:
Gains	$69	$546	$341	$1,259
(Losses)	(241)	(411)	(1,407)	(957)
	(172)	135	(1,066)	302
Equity securities:
Gains	3	415	484	415
(Losses)	(23)	(134)	(34)	(134)
	(20)	281	450	281

Net realized capital gains (losses)	$(192)	$416	$(616)	$583

The following table details realized losses in excess of $250,000 from sales and impairments during the first six months of 2006 and 2005 and the related circumstances giving rise to the loss:

# of Months
Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	June 30, 2006	(Loss)	Amortized Cost
($ in thousands)
Six months ended June 30, 2006:

TIPS (1)	3/31/2006	$15,418	$(305)	—	—	—	—

Six months ended June 30, 2005:

None

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

Charges (recoveries) for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $153,000 and ($420,000) for the three months ended June 30, 2006 and 2005, respectively, and $299,000 and $613,000 for the six months ended June 30, 2006 and 2005, respectively.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources

Cash flow provided by operations was $16.7 million and $115.9 million for the six months ended June 30, 2006 and 2005, respectively.  The positive operating cash flow in the first six months of 2006 was primarily due to the increase in net written premium.  Operating cash flow was used primarily to acquire additional investment assets.

The cumulative inception to date payment of gross losses from Hurricanes Katrina and Rita at June 30, 2006 approximated $57.8 million of which $52.5 million was paid in 2006.  Such payments reduce cash flow for the gross amount paid until the ceded portion of the loss is collected from the reinsurers.

Investments and cash increased to $1,309 million at June 30, 2006 from $1,182 million at December 31, 2005.  The increase was due to the positive cash flow and the $123.5 million of net proceeds from the 7% Senior Notes offering completed in April 2006.  Net investment income was $14.0 million and $9.0 million for the three months ended June 30, 2006 and 2005, respectively, and $26.6 million and $16.6 million for the six months ended June 30, 2006 and 2005, respectively.

The approximate annualized pre-tax investment yields of the portfolio, excluding net realized capital gains and losses, for both the 2006 and 2005 second quarters were 4.5% and 3.9%, respectively.  The increase in the pre-tax investment yield was due to the increase in interest rates as monetary policy continued to tighten and an increase in the duration of the portfolio from 3.7 years at June 30, 2005 to 4.1 years at June 30, 2006.  The positive cash flow along with the proceeds from maturities, calls and redemptions were reinvested at the higher prevailing interest rates.  As of June 30, 2006 and December 31, 2005, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At June 30, 2006, the weighted average rating of our fixed maturity investments was ‘‘AA’’ by Standard & Poor’s and ‘‘Aa’’ by Moody’s.  We believe that we have no significant exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds.  At June 30, 2006, our portfolio had an average maturity of 5.4 years and duration of 4.1 years.  Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks.  The credit facility was amended in January 2005 to increase the letters of credit available under the facility from $80 million to $115 million and to add a $10 million line of credit facility.  The expiration of the credit facility was also extended from November 10, 2005 to June 30, 2007.  If at that time the banks do not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221.  The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British pounds.  At June 30, 2006, letters of credit with an aggregate face amount of $85.9 million were issued under the credit facility.  The credit line was unused at June 30, 2006.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company.  The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios.  Cash dividends to shareholders are limited to $5.0 million per year.  No dividends have been declared or paid through June 30, 2006.  At June 30, 2006, we were in compliance with all covenants.

An amendment to the credit facility was approved by the bank consortium in April 2006 for the primary purpose of permitting the Company to issue $125 million of senior unsecured notes.  The public debt offering of the senior notes was completed on April 17, 2006.

At June 30, 2006, our consolidated stockholders’ equity was $490.5 million or $29.42 per share compared to $470.2 million or $28.30 per share at December 31, 2005. The increase was primarily due to net income of $33.6 million for the first six months of 2006 partially offset by an increase of $15.3 million in other comprehensive loss substantially all due to net unrealized losses in the investment portfolios due to rising interest rates.

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

Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers.  Recoverable amounts at June 30, 2006 are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.

Generally, for pro-rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter.  The Company has the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally not more than $1 million) as set forth in the pro-rata treaty.  For the Insurance Companies, cash calls must generally be paid within 30 calendar days.  There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.

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

At June 30, 2006, ceded asbestos paid and unpaid losses recoverable were $26.2 million of which $14.2 million was due from Equitas.  We expect that approximately 74% of the gross asbestos reserves will be paid by the Company over the next two years.  The Company generally experiences significant collection delays for a large portion of such balances given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business.  Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.

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

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations.  The dividends have historically come primarily from Navigators Insurance Company.  At March 31, 2006, the maximum amount available for the payment of dividends by Navigators Insurance Company without prior regulatory approval was $37.4 million.  No dividends have been paid by Navigators Insurance Company in 2006.

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

In April 2006, the Company completed a public debt offering of $125 million 7% senior unsecured notes due May 1, 2016 and contributed $100 million of the proceeds to Navigators Insurance Company.  The remaining net proceeds were retained in the Parent Company for general corporate purposes.

Condensed Parent Company balance sheets as of June 30, 2006 (unaudited) and December 31, 2005 are shown in the table below:

	June 30, 2006	December 31, 2005
	($ in thousands)

Cash and investments	$38,249	$16,926
Investments in subsidiaries	572,721	453,023
Goodwill and other intangible assets	2,534	2,534
Other assets	7,781	3,695
Total assets	$621,285	$476,178

Accounts payable and other liabilities	$1,528	$1,800
Accrued interest payable	1,799	—
Deferred compensation payable	3,977	4,140
7% Senior Notes due May 1, 2016	123,506	—
Total liabilities	130,810	5,940

Stockholders’ equity	490,475	470,238
Total liabilities and stockholders’ equity	$621,285	$476,178

At June 30, 2006 approximately $4.1 million of investments are held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback periods expire.

Deferred compensation payable represents accrued costs for employee stock appreciation rights which are paid by the operating subsidiaries when such stock appreciation rights are exercised.

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

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

On May 31, 2006, the Company’s stockholders voted for the following matters at the annual stockholders’ meeting:

a)               The election of nine (9) directors to serve until the 2007 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.  The results of the voting were as follows:

Name	For	Withheld

H. J. Mervyn Blakeney	14,992,216	1,110,373
Peter A. Cheney	15,008,191	1,094,398
Terence N. Deeks	14,287,453	1,815,136
Robert W. Eager, Jr.	15,008,191	1,094,398
Stanley A. Galanski	14,461,347	1,641,242
Leandro S. Galban, Jr.	13,972,176	2,130,413
John F. Kirby	14,992,216	1,110,373
Marc M. Tract	13,564,514	2,538,075
Robert F. Wright	14,069,550	2,033,039

b)              The amendment to the Company’s restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20,000,000 shares to 50,000,000 shares was approved with 12,629,636 votes for, 3,472,853 votes against and 100 votes abstaining.

c)               The appointment of KPMG LLP as the Company’s independent auditors for 2006 was ratified with 16,069,083 votes for, 33,406 votes against and 100 votes abstaining.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

Exhibit No.	Description of Exhibit
3-1	Certificate of Amendment to the Restated Certificate of Incorporation	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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

The Navigators Group, Inc.
(Registrant)

Date: August 1, 2006	/s / Paul J. Malvasio
Paul J. Malvasio
Executive Vice President
and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
3-1	Certificate of Amendment to the Restated Certificate of Incorporation	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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