Form 10-Q
period 2006-09-30
NAVIGATORS GROUP INC
filed 2006-11-01
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended     September 30, 2006

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

The number of common shares outstanding as of October 20, 2006 was 16,703,779.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1.    Financial Information

Item 1.    Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2006, $1,178,056; 2005, $986,726)	$1,174,196	$984,113
Equity securities, available-for-sale, at fair value (cost: 2006, $28,853; 2005, $19,667)	32,524	20,911
Short-term investments, at cost which approximates fair value	199,470	164,047
Cash	1,891	13,165
Total investments and cash	1,408,081	1,182,236

Premiums in course of collection	181,897	155,977
Commissions receivable	2,661	3,467
Prepaid reinsurance premiums	183,458	136,341
Reinsurance receivable on paid losses	110,429	37,055
Reinsurance receivable on unpaid losses and loss adjustment expenses	962,687	979,015
Net deferred income tax benefit	29,558	28,317
Deferred policy acquisition costs	43,458	29,697
Accrued investment income	12,109	10,297
Goodwill and other intangible assets	7,769	7,341
Other assets	19,889	13,506

Total assets	$2,961,996	$2,583,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,619,450	$1,557,991
Unearned premium	423,419	316,516
Reinsurance balances payable	201,606	180,059
Senior notes	123,533	—
Federal income tax payable	5,511	1,274
Payable for securities purchased	846	823
Accounts payable and other liabilities	60,116	56,348
Total liabilities	2,434,481	2,113,011

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 for 2006 and 20,000,000 for 2005; issued and outstanding: 16,700,279 for 2006 and 16,616,781 for 2005	1,670	1,662
Additional paid-in capital	285,616	282,463
Retained earnings	238,857	186,901
Accumulated other comprehensive income (loss)	1,372	(788)
Total stockholders’ equity	527,515	470,238

Total liabilities and stockholders’ equity	$2,961,996	$2,583,249

See accompanying notes to interim consolidated financial statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)

Gross written premium	$221,667	$188,114
Revenues:
Net written premium	$119,037	$76,049
(Increase) in unearned premium	(3,341)	(1,315)
Net earned premium	115,696	74,734
Commission income	639	1,025
Net investment income	14,691	9,196
Net realized capital gains (losses)	(151)	344
Other income (expense)	(884)	459
Total revenues	129,991	85,758

Operating expenses:
Net losses and loss adjustment expenses incurred	64,456	76,836
Commission expense	13,769	11,656
Other operating expenses	22,683	17,482
Interest expense	2,214	—
Total operating expenses	103,122	105,974

Income (loss) before income tax expense (benefit)	26,869	(20,216)

Income tax expense (benefit):
Current	8,126	(5,605)
Deferred	410	(1,886)
Total income tax expense (benefit)	8,536	(7,491)

Net income (loss)	$18,333	$(12,725)

Net income (loss) per common share:
Basic	$1.10	$(0.99)
Diluted	$1.09	$(0.99)

Average common shares outstanding:
Basic	16,685	12,791
Diluted	16,827	12,791

See accompanying notes to interim consolidated financial statements.

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)

Gross written premium	$737,816	$595,243
Revenues:
Net written premium	$391,711	$286,396
(Increase) in unearned premium	(57,752)	(48,292)
Net earned premium	333,959	238,104
Commission income	2,465	3,809
Net investment income	41,244	25,779
Net realized capital gains (losses)	(767)	927
Other income (expense)	(654)	1,826
Total revenues	376,247	270,445

Operating expenses:
Net losses and loss adjustment expenses incurred	193,200	176,668
Commission expense	41,098	30,502
Other operating expenses	61,018	52,554
Interest expense	4,034	—
Total operating expenses	299,350	259,724

Income before income tax expense	76,897	10,721

Income tax expense (benefit):
Current	27,492	7,636
Deferred	(2,551)	(5,169)
Total income tax expense	24,941	2,467

Net income	$51,956	$8,254

Net income per common share:
Basic	$3.12	$0.65
Diluted	$3.09	$0.64

Average common shares outstanding:
Basic	16,664	12,744
Diluted	16,812	12,849

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,662	$1,266
Shares issued under stock plans	8	13
Balance at end of period	$1,670	$1,279

Additional paid-in capital
Balance at beginning of year	$282,463	$154,670
Effect of SFAS 123 for stock options	761	784
Shares issued under stock plans	2,392	2,163
Balance at end of period	$285,616	$157,617

Retained earnings
Balance at beginning of year	$186,901	$163,337
Net income	51,956	8,254
Balance at end of period	$238,857	$171,591

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$(884)	$7,416
Change in period	707	(6,043)
Balance at end of period	(177)	1,373
Cumulative translation adjustments, net of tax
Balance at beginning of year	96	1,889
Net adjustment for period	1,453	(834)
Balance at end of period	1,549	1,055
Balance at end of period	$1,372	$2,428

Total stockholders’ equity at end of period	$527,515	$332,915

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)

Net income (loss)	$18,333	$(12,725)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $9,371 and ($3,652) in 2006 and 2005, respectively (1)	17,249	(6,885)
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $135 and ($58) in 2006 and 2005, respectively	252	(107)
Other comprehensive income (loss)	17,501	(6,992)

Comprehensive income (loss)	$35,834	$(19,717)

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$17,145	$(6,661)
Less: reclassification adjustment for net gains (losses) included in net income	(104)	224
Change in net unrealized gains (losses) on securities	$17,249	$(6,885)

See accompanying notes to interim consolidated financial statements.

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)

Net income	$51,956	$8,254
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $462 and ($3,198) in 2006 and 2005, respectively(1)	707	(6,043)
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $782 and ($449) in 2006 and 2005, respectively	1,453	(834)
Other comprehensive income (loss)	2,160	(6,877)

Comprehensive income	$54,116	$1,377

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$187	$(5,440)
Less: reclassification adjustment for net gains (losses) included in net income	(520)	603
Change in net unrealized gains (losses) on securities	$707	$(6,043)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Operating activities:
Net income	$51,956	$8,254
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,990	1,332
Net deferred income tax (benefit)	(2,551)	(5,169)
Net realized capital (gains) losses	767	(927)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(57,046)	(502,241)
Reserve for losses and loss adjustment expenses	61,459	559,910
Prepaid reinsurance premiums	(47,117)	(15,661)
Unearned premium	106,903	62,389
Premiums in course of collection	(25,920)	13,564
Commissions receivable	806	(601)
Deferred policy acquisition costs	(13,761)	(8,118)
Accrued investment income	(1,812)	(1,335)
Reinsurance balances payable	21,547	37,147
Federal income tax	4,237	(7,107)
Other	(8,743)	26,510
Net cash provided by operating activities	92,715	167,947

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	95,288	18,316
Sales	114,343	255,002
Purchases	(390,619)	(428,139)
Equity securities, available-for-sale
Sales	3,431	4,169
Purchases	(12,121)	(3,739)
Change in payable for securities	23	24,067
Net change in short-term investments	(35,423)	(39,873)
Purchase of property and equipment	(3,559)	(2,233)
Net cash (used in) investing activities	(228,637)	(172,430)

Financing activities:
Net proceeds from senior notes	123,511	—
Proceeds of stock issued from employee stock purchase plan	536	419
Proceeds of stock issued from exercise of stock options	601	1,194
Net cash provided by financing activities	124,648	1,613

(Decrease) in cash	(11,274)	(2,870)
Cash at beginning of year	13,165	14,676
Cash at end of period	$1,891	$11,806

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$20,533	$13,366
Issuance of stock to directors	140	123

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

Note 2. Reinsurance Ceded

The Company’s ceded earned premiums were $106.0 million and $119.0 million for the three months ended September 30, 2006 and 2005, respectively, and were $330.5 million and $292.6 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s ceded incurred losses were $61.4 million and $514.4 million for the three months ended September 30, 2006 and 2005, respectively, and were $186.2 million and $598.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Note 3. Segment Information

The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.

Effective in 2006, the Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies’ and Parent Company’s expenses and related income tax amounts previously reported separately. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment maintains its own investments, on which it earns income and realizes capital gains or losses. Income tax expense is recorded based on the respective income of each segment. Segment data for prior periods has been restated to reflect this change in segment reporting.

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

Financial data by segment for the three months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$163,673	$57,780		$221,667
Net written premium	91,188	27,849		119,037

Net earned premium	85,494	30,202		115,696
Net losses and loss adjustment expenses	(47,926)	(16,530)		(64,456)
Commission expense	(9,889)	(3,880)		(13,769)
Other operating expenses	(16,697)	(5,986)		(22,683)
Commission income and other income (expense)	661	(906)		(245)

Underwriting profit	11,643	2,900		14,543

Investment income	12,345	1,774	$572	14,691
Net realized capital gains (losses)	(29)	(122)	—	(151)
Interest expense	—	—	(2,214)	(2,214)
Income (loss) before income taxes	23,959	4,552	(1,642)	26,869

Income tax expense (benefit)	7,658	1,627	(749)	8,536
Net income (loss)	$16,301	$2,925	$(893)	$18,333

Identifiable assets	$2,050,833	$855,348	$50,276	$2,961,996

Loss and loss expenses ratio	56.1%	54.7%		55.7%
Commission expense ratio	11.6%	12.8%		11.9%
Other operating expense ratio (2)	18.8%	22.8%		19.8%
Combined ratio	86.5%	90.3%		87.4%

(1) Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2) Includes other operating expenses and commission income and other income (expense).

	Three Months Ended September 30, 2005
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$133,718	$54,142		$188,114
Net written premium	59,093	16,956		76,049

Net earned premium	53,778	20,956		74,734
Net losses and loss adjustment expenses	(47,332)	(29,504)		(76,836)
Commission expense	(6,465)	(5,191)		(11,656)
Other operating expenses	(13,284)	(4,198)		(17,482)
Commission income and other income (expense)	704	780		1,484

Underwriting profit (loss)	(12,599)	(17,157)		(29,756)

Investment income	7,694	1,439	$63	9,196
Net realized capital gains (losses)	401	(57)	—	344
Income (loss) before income taxes	(4,504)	(15,775)	63	(20,216)

Income tax expense (benefit)	(1,992)	(5,521)	22	(7,491)
Net income (loss)	$(2,512)	$(10,254)	$41	$(12,725)

Identifiable assets	$1,682,149	$809,870	$17,802	$2,451,056

Loss and loss expenses ratio	88.0%	140.8%		102.8%
Commission expense ratio	12.0%	24.8%		15.6%
Other operating expense ratio (2)	23.4%	16.3%		21.4%
Combined ratio	123.4%	181.9%		139.8%

(1) Amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2) Includes other operating expenses and commission income and other income (expense).

Financial data by segment for the nine months ended September 30, 2006 and 2005 was as follows:

	Nine Months Ended September 30, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$496,216	$241,600		$737,816
Net written premium	273,277	118,434		391,711

Net earned premium	231,334	102,625		333,959
Net losses and loss adjustment expenses	(135,556)	(57,644)		(193,200)
Commission expense	(24,925)	(16,173)		(41,098)
Other operating expenses	(44,096)	(16,922)		(61,018)
Commission income and other income (expense)	2,661	(850)		1,811

Underwriting profit	29,418	11,036		40,454

Investment income	34,778	5,448	$1,018	41,244
Net realized capital (losses)	(329)	(438)	—	(767)
Interest expense	—	—	(4,034)	(4,034)
Income (loss) before income taxes	63,867	16,046	(3,016)	76,897

Income tax expense (benefit)	20,442	5,650	(1,151)	24,941
Net income (loss)	$43,425	$10,396	$(1,865)	$51,956

Identifiable assets	$2,050,833	$855,348	$50,276	$2,961,996

Loss and loss expenses ratio	58.6%	56.2%		57.9%
Commission expense ratio	10.8%	15.8%		12.3%
Other operating expense ratio (2)	17.9%	17.3%		17.7%
Combined ratio	87.3%	89.3%		87.9%

(1) Amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2) Includes other operating expenses and commission income and other income (expense).

	Nine Months Ended September 30, 2005
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total (1)
	($ in thousands)

Gross written premium	$393,686	$200,519		$595,243
Net written premium	199,349	87,047		286,396

Net earned premium	160,248	77,856		238,104
Net losses and loss adjustment expenses	(114,856)	(61,812)		(176,668)
Commission expense	(15,597)	(14,905)		(30,502)
Other operating expenses	(37,540)	(15,014)		(52,554)
Commission income and other income (expense)	3,599	2,036		5,635

Underwriting profit (loss)	(4,146)	(11,839)		(15,985)

Investment income	22,037	3,642	$100	25,779
Net realized capital gains (losses)	1,348	(421)	—	927
Income before income taxes	19,239	(8,618)	100	10,721

Income tax expense (benefit)	5,449	(3,017)	35	2,467
Net income (loss)	$13,790	$(5,601)	$65	$8,254

Identifiable assets	$1,682,149	$809,870	$17,802	$2,451,056

Loss and loss expenses ratio	71.7%	79.4%		74.2%
Commission expense ratio	9.7%	19.1%		12.8%
Other operating expense ratio (2)	21.2%	16.7%		19.7%
Combined ratio	102.6%	115.2%		106.7%

(1) Amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2) Includes other operating expenses and commission income and other income (expense).

The Insurance Companies’ net earned premium includes $12.9 million and $6.9 million of net earned premium from the U.K. Branch for the three months ended September 30, 2006 and 2005, respectively, and $34.2 million and $27.5 million of net earned premium from the U.K. Branch for the nine months ended September 30, 2006 and 2005, respectively.

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

Note 5. Stock-Based Compensation

Stock based compensation is expensed as the stock awards vest with the expense being included in other operating expenses for the periods indicated. The amount charged to expense for stock grants was $1.8 million and $405,000 for the three months ended September 30, 2006 and 2005, respectively, and $3.1 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively. The amount charged to expense for stock options was $292,000 and $267,000 for the three months ended September 30, 2006 and 2005, respectively, and $761,000 and $785,000 for the nine months ended September 30, 2006 and 2005, respectively. Stock appreciation rights resulted in an expense of $541,000 and $440,000 for the three months ended September 30, 2006 and 2005, respectively, and $563,000 and $774,000 for the nine months ended September 30, 2006 and 2005, respectively.

In addition, $46,000 and $35,000 was expensed in each of the three month periods ended September 30, 2006 and 2005 and $133,000 and $105,000 was expensed in each of the nine month periods ended September 30, 2006 and 2005 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 133 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in the mortgage-backed securities related to the ability to prepay. The FASB is currently reviewing the removal of such exception. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 155 which becomes effective in 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157 which becomes effective in 2007.

In September 2006, the SEC released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff’s previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006 (January 1, 2006 for calendar-year-end companies in either the 2006 year end Form 10-K or third quarter Form 10-Q). The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SAB No. 108.

Note 7.  Lloyd’s Syndicate

We record our pro rata share of Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the Syndicate 1221.  At the end of the Lloyd’s three year period for determining underwriting results for an account year, the Syndicate 1221 will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the “reinsurance to close”.  The reinsurance to close transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  No gain or loss is recorded on the reinsurance to close transaction.

Syndicate 1221’s stamp capacity is £123.5 million ($224.8 million) in 2006 compared to £135.0 million ($246.0 million) in 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 21%.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 100% and 97.5% of Syndicate 1221’s capacity for the 2006 and 2005 underwriting years, respectively.  The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

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

Note 8.  Income Tax - Valuation Allowance

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5.9 million and $5.0 million at September 30, 2006 and December 31, 2005, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

Note 9.  Commitments and Contingencies

Except as follows, the Company is not a party to, or the subject of, any material legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.

At the end of April 2006, the Company was served as a defendant in an action in the United States District Court for the Northern District of Georgia captioned New Cingular Wireless Headquarters, LLC, et al. v. March & McLennan Companies, Inc., et al., along with approximately 100 other defendants.  On May 31, 2006, this action was conditionally transferred to the United States District Court for the District of New Jersey by the Judicial Panel on Multidistrict Litigation.  While it is not possible at this very preliminary stage to predict the outcome of this litigation, the Company believes the allegations, which involve contingent commissions and bid-rigging in the insurance industry, to be without merit and intends to vigorously defend itself against them.

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

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness.  The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.  The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, and liens or dispositions of the common stock of certain subsidiaries.  As of September 30, 2006, the Company was in compliance with all such covenants.

The interest expense from April 17, 2006 to September 30, 2006 was $4.0 million.  The fair value, which is based on the quoted market price at September 30, 2006, was $127.5 million.

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

The discussions that follow include tables, which contain both our consolidated and segment operating results for each of the three and nine month periods ended September 30, 2006 and 2005.  In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability.  We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations.  Underwriting profit or loss is calculated from premiums earned, less net losses and loss adjustment expenses (“LAE”), commission expense and other operating expenses related to underwriting activities.  The combined ratio is derived by taking such net losses and LAE and expenses divided by earned premiums.  A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

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

Over the past three to four years, we have experienced generally beneficial market changes in our lines of business.  As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004 and into 2005.  As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market is experiencing diminished capacity and rate increases, particularly for the offshore energy risks located in the Gulf of Mexico.  The 2006 third quarter and nine month average renewal rate increases for all marine lines of business including offshore energy approximated 13% for each of the periods in the Insurance Companies, and 11% and 14%, respectively, in the Lloyd’s Operations.  Included in the marine rate increases for the first nine months of 2006 are offshore energy rate increases of approximately 66% in the Insurance Companies and 53% in the Lloyd’s Operations.  Specialty liability losses over the past several years, particularly for our California construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in approximate rate increases of 13% in 2004 and 49% in 2003.  This was followed by a slight decline in rates of approximately 1% in 2005.  The third quarter and nine month renewal rates for the California construction liability business declined approximately 3% and 5%, respectively, primarily due to additional competition in the marketplace.  In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally.  Average professional liability renewal premium rates decreased approximately 4% in the 2006 third quarter and increased approximately 1% for the 2006 nine months, compared to relatively level rates in 2005 and a decrease of approximately 3% in 2004 which followed substantial rate increases in 2003 and 2002, particularly for D&O insurance.  The D&O insurance premium rates decreased approximately 8% in the 2006 third quarter and decreased approximately 1% for the 2006 nine months, after decreases of approximately 2% in 2005 and 10% in 2004.

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

As a result of the offshore energy losses suffered by the marine and energy market in 2005 stemming from Hurricanes Katrina and Rita, the 2006 marine reinsurance capacity has declined, reinsurance terms and conditions have tightened and reinsurance costs have dramatically increased, particularly for excess of loss reinsurance protection.  As a result, through the first nine months of 2006, the Company has achieved significant improvements in pricing, terms and conditions for the offshore energy business as it renews while reducing its aggregate loss exposures in the Gulf of Mexico.  The Company also has an increased net retention and increased reinstatement premium cost for a catastrophic offshore energy loss in 2006 compared to 2005 as a result of less available reinsurance protection at an increased reinsurance cost.

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

Corporate and Industry Investigations

Public companies have become the subject of increasing scrutiny regarding the timing and dating of employee stock option awards.  The Securities and Exchange Commission and the U.S. Department of Justice have been investigating stock option award practices at a number of public companies.  The Company has undertaken its own internal review with respect to its stock option award practices.  In this recently completed internal inquiry, the Company did not find any evidence that it has engaged in any of the stock option award practices that are at the center of these corporate investigations.

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

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine month periods ended September 30, 2006 and 2005.  All earnings per share data is presented on a per diluted share basis.

Net income for the three month period ended September 30, 2006 was $18.3 million or $1.09 per share compared to a net loss of $12.7 million or $0.99 per share for the three month period ended September 30, 2005.  Included in these results were net realized capital gains (losses) of $(0.01) per share and $0.02 per share for the three months ended September 30, 2006 and 2005, respectively.

Net income for the nine month period ended September 30, 2006 was $52.0 million or $3.09 per share compared to $8.3 million or $0.64 per share for the nine month period ended September 30, 2005.  Included in these results were net realized capital gains (losses) of $(0.03) per share and $0.05 per share for the nine months ended September 30, 2006 and 2005, respectively.

The 2005 third quarter and nine month results were adversely affected by Hurricanes Katrina and Rita.  The 2005 after-tax loss from the hurricanes was $23.9 million or approximately $1.87 per share.

Cash flow from operations was $92.7 million for the nine months of 2006 compared to $168.0 million for the comparable period in 2005.  The positive cash flow contributed to the growth in invested assets and net investment income.  The 2006 cash flow was reduced by gross loss payments of approximately $114.5 million for the 2005 hurricane losses and $19.9 million for settled asbestos claims of which $67.2 million and $10.7 million, respectively, are expected to be collected from reinsurers in subsequent accounting periods.  The 2005 cash flow included approximately $24 million attributable to the settlement of the 2002 underwriting year reinsurance to close premium recorded by Syndicate 1221 in the 2004 fourth quarter.

Consolidated stockholders’ equity increased 12% to $527.5 million or $31.59 per share at September 30, 2006 compared to $470.2 million or $28.30 per share at December 31, 2005.  The increase was primarily due to net income of $52.0 million for the first nine months of 2006.

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company.

On May 9, 2006, the Company announced the establishment of an Inland Marine Division focusing on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, fine arts, EDP equipment and motor truck cargo.  On May 17, 2006, the Company announced the establishment of a Primary Casualty Division focusing on primary casualty business produced by wholesale insurance brokers.  The Primary Casualty Division writes construction business east of the Rocky Mountains and non-construction risks nationwide.  On October 10, 2006, the Company announced the establishment of a U.K. based property team to generate specialty business lines in the U.K. and Europe.  The new team will focus on U.K. property-related commercial lines in targeted business sectors.

Revenues.  Gross written premium increased to $221.7 million and $737.8 million in the third quarter and first nine months of 2006, respectively, from $188.1 million and $595.2 million in the third quarter and first nine months of 2005, increases of 18% and 24%, respectively.  The growth in gross written premium reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies.  The marine business decreased 1% in the 2006 third quarter, but experienced growth of 18% in the first nine months of 2006 compared to the same periods in 2005 primarily as a result of significant rate increases in the offshore energy line of business coupled with a more modest net increase in premiums in the other classes of business.  Gross written premium for professional liability business written both in the Insurance Companies and Lloyd’s Operations increased 29% in the 2006 third quarter and 24% for the first nine months of 2006 compared to the same periods in 2005 primarily as a result of diversification and expansion of the business written by our Lloyd’s Operations.  Specialty business grew 44% in both the third quarter and first nine months of 2006 compared to the same periods in 2005 primarily due to continued product diversification and domestic geographic expansion.

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

	Three Months Ended September 30,
	2006				2005
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$54,116	24.3%	$24,566	$29,291	$53,084	28.2%	$11,378	$14,391

Specialty	85,675	38.7%	52,923	45,234	59,307	31.6%	38,313	31,965

Professional Liability	22,848	10.3%	13,450	10,938	21,528	11.4%	9,823	7,786

Assumed from Lloyd’s	850	0.4%	224	83	(261)	-0.1%	(413)	(356)

Other	184	0.1%	25	(52)	60	0.0%	(8)	(8)

Insurance Companies Total	163,673	73.8%	91,188	85,494	133,718	71.1%	59,093	53,778

Lloyd’s Operations:

Marine	44,962	20.3%	23,743	29,126	47,338	25.2%	14,602	19,453

Professional Liability	9,015	4.1%	3,381	1,525	3,131	1.7%	1,231	545

Other	3,803	1.7%	725	(449)	3,673	1.9%	1,123	958

Lloyd’s Operations Total	57,780	26.1%	27,849	30,202	54,142	28.8%	16,956	20,956

Intercompany elimination	214	0.1%	—	—	254	0.1%	—	—

Total	$221,667	100.0%	$119,037	$115,696	$188,114	100.0%	$76,049	$74,734

	Nine Months Ended September 30,
	2006				2005
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$209,928	28.5%	$101,891	$80,679	$181,500	30.5%	$68,189	$57,600

Specialty	219,843	29.8%	136,246	121,133	152,454	25.6%	107,991	81,429

Professional Liability	65,164	8.9%	34,894	29,494	60,708	10.2%	24,333	21,493

Assumed from Lloyd’s	1,070	0.1%	241	100	(1,066)	-0.2%	(1,209)	(320)

Other	211	0.0%	5	(72)	90	0.0%	45	46

Insurance Companies Total	496,216	67.3%	273,277	231,334	393,686	66.1%	199,349	160,248

Lloyd’s Operations:

Marine	202,074	27.4%	107,026	99,029	168,458	28.3%	77,392	74,643

Professional Liability	16,104	2.1%	6,326	2,130	4,718	0.8%	1,855	711

Other	23,422	3.2%	5,082	1,466	27,343	4.6%	7,800	2,502

Lloyd’s Operations Total	241,600	32.7%	118,434	102,625	200,519	33.7%	87,047	77,856

Intercompany elimination	—	0.0%	—	—	1,038	0.2%	—	—

Total	$737,816	100.0%	$391,711	$333,959	$595,243	100.0%	$286,396	$238,104

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine Premium.  The gross written premium for the first nine months of 2006 consisted of 32% marine liability, 21% offshore energy, 10% cargo, 9% transport, 9% protection and indemnity (P&I) and 8% bluewater hull with the remainder in several other marine related classes of business.

The marine gross written premium for the 2006 third quarter and first nine months increased 2% and 16%, respectively, compared to the same periods in 2005 reflecting growth across several lines of business including offshore energy, liability and P&I.  The average renewal premium rates during the third quarter and first nine months of 2006 increased by approximately 13% in each of the periods.  Navigators Insurance Company has in the past obtained its marine business through participation in the marine pool managed by the Navigators Agencies.  Commencing in 2006, the marine pool has been eliminated and, therefore, all of the marine business generated by the Navigators Agencies is exclusively for the Insurance Companies.  Navigators Insurance Company participated for 85% of the marine pool in 2005.

Specialty Premium. The gross written premium written in the first nine months of 2006 consisted of 53% general liability business for small general and artisan contractors, 19% excess casualty business, 11% personal umbrella business and 17% other targeted commercial risks.  The specialty gross written premium increased 44% in both the third quarter and first nine months of 2006, compared to the same 2005 periods reflecting growth across all lines of business including premiums generated from our excess casualty business which started in the first quarter of 2005.  The average renewal premium rates decreased by approximately 3% and 5% for the contractors’ liability business in the 2006 third quarter and first nine months, respectively.

Professional Liability Premium.  The gross written premium for the first nine months of 2006 consisted of 67% D&O liability coverage for privately held and publicly traded corporations, 25% professional liability coverage for lawyers and other professionals and 8% professional liability coverage for architects and engineers. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages.  Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005, we began writing professional liability coverages for architects and engineers.  The professional liability gross written premium for the 2006 third quarter and first nine months increased 6% and 7%, respectively, compared to the same periods in 2005.  Approximately $5.0 million of international professional liability business written by the Insurance Companies in 2005 has been renewed in the Lloyd’s Operations in 2006.  Average overall renewal premium rates for the professional liability business decreased by approximately 4% in the 2006 third quarter and increased approximately 1% in the first nine months of 2006.  D&O renewal premium rates, included in the overall professional liability rate change, decreased by approximately 8% in the 2006 third quarter and approximately 1% in the first nine months of 2006.

During the 2006 first quarter, the Company entered into an agreement to acquire the renewal rights to the D&O and employment practices liability policy portfolios of Genesis Professional Liability Managers, Inc. (“Genesis”).  The transaction does not include any past or existing liabilities of the policy portfolios.  The Company will pay an annual override or fee to Genesis based on gross written premium for a two year period to the extent the Genesis business is underwritten and renewed by the Company.  The Company believes that it may renew between $5 million to $10 million of premium from such business over an annual period.  However, the amount renewed may be a lesser or greater amount than expected.  Through September 30, 2006, $4.2 million of the Genesis business has been renewed.

Lloyd’s Operations’ Gross Written Premium

Marine Premium. The gross written premium for the first nine months of 2006 consisted of 40% cargo and specie, 25% offshore energy and 21% marine liability with the remainder in several other marine related classes of business.

Our gross written premium is based on the stamp capacity of Syndicate 1221 and the percentage of such stamp capacity we provide.  Our percentage of participation in the stamp capacity is 100% for 2006 compared to 97.5% for 2005.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined based on a business plan approved by the Council of Lloyd’s.  The stamp capacity for Syndicate 1221 was initially reduced to £112.5 million ($204.8 million) in 2006 from £135 million ($246.0 million) in 2005.  During 2006, the Company has increased Syndicate 1221’s stamp capacity to £123.5 million ($224.8 million).  The marine gross written premium for the 2006 third quarter and first nine months decreased 5% and increased 20%, respectively, compared to the same periods in 2005.  Excluding inwards reinstatement premiums on assumed business of $4.5 million recorded for Hurricanes Katrina and Rita in the third quarter of 2005, the marine gross written premium for the 2006 third quarter and first nine months increased 5% and 23%, respectively, reflecting growth across several lines of business, but primarily in offshore energy.  The average renewal premium rates during the third quarter and first nine months of 2006 increased by approximately 11% and 14%, respectively.

Professional Liability Premium.  Our Lloyd’s Operations commenced writing international professional liability business during the 2005 second quarter and produced $9.0 million and $16.1 million of gross written premium in the 2006 third quarter and first nine months, respectively, versus $3.1 million and $4.7 million for the third quarter and first nine months of 2005.

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

The following tables set forth our ceded written premium by segment and major lines of business for the periods indicated:

	Three Months Ended September 30,
	2006		2005
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$29,550	54.6%	$41,706	78.6%
Specialty	32,752	38.2%	20,994	35.4%
Professional Liability	9,398	41.1%	11,705	54.4%
Assumed from Lloyd’s	626	NM	152	NM
Other	159	NM	68	NM
Subtotal	72,485	44.3%	74,625	55.8%

Lloyd’s Operations:
Marine	21,219	47.2%	32,736	69.2%
Professional Liability	5,634	62.5%	1,900	60.7%
Other	3,078	80.9%	2,550	69.4%
Subtotal	29,931	51.8%	37,186	68.7%

Intercompany elimination	214	NM	254	NM

Total	$102,630	46.3%	$112,065	59.6%

NM = not meaningful

	Nine Months Ended September 30,
	2006		2005
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$108,037	51.5%	$113,311	62.4%
Specialty	83,597	38.0%	44,463	29.2%
Professional Liability	30,270	46.5%	36,375	59.9%
Assumed from Lloyd’s	829	77.5%	143	-13.4%
Other (includes run-off)	206	NM	45	NM
Subtotal	222,939	44.9%	194,337	49.4%

Lloyd’s Operations:
Marine	95,048	47.0%	91,066	54.1%
Professional Liability	9,778	60.7%	2,863	60.7%
Other	18,340	78.3%	19,543	71.5%
Subtotal	123,166	51.0%	113,472	56.6%

Intercompany elimination	—	NM	1,038	NM

Total	$346,105	46.9%	$308,847	51.9%

NM = not meaningful

The ratios of ceded written premium to gross written premium in the 2006 third quarter and nine month periods were 46.3% and 46.9%, respectively, compared to the 2005 third quarter and nine month periods of 59.6% and 51.9%, respectively.  The decrease in the ratio of ceded written premium to gross written premium in the 2006 periods compared to the same periods in 2005 was due to a combination of factors.

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

The 2005 third quarter and nine months marine ceded premium for the Insurance Companies and Lloyd’s Operations included $9.1 million and $5.3 million, respectively, for ceded reinstatement premiums as a result of Hurricanes Katrina and Rita.

Additionally, as the professional liability business we have been writing since 2001 matures, we have been retaining more of the business by increasing our net retentions on the professional liability pro rata reinsurance treaty renewals each April 1.

The net effects of the items discussed above on the decrease in the ratio of ceded written premium to gross written premium for the nine months ended September 30, 2006 were somewhat offset as the 2005 first quarter ceded premium was reduced by approximately $14.5 million resulting from the cancellation of a quota share reinsurance agreement for specialty business effective March 31, 2005. Such amount represented the unearned portion of the premium ceded to the reinsurance agreement that was retained. This retained amount was offset by $8.2 million of premiums ceded to the reinsurance agreement during the 2005 first quarter.

Net Written Premium. Net written premium increased 57% in the 2006 third quarter and increased 37% in the first nine months of 2006 compared to the same periods in 2005. Net written premium increased 32% in the 2006 third quarter and increased 30% in the first nine months of 2006 compared to the same periods in 2005, when the effects for ceded reinstatement premiums as a result of Hurricanes Katrina and Rita are excluded. The increase in net written premium for the 2006 third quarter and nine month period is principally due to business expansion in all of the Company’s business units coupled with retaining more of the business written.

Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 55% in the 2006 third quarter and increased 40% in the first nine months of 2006 compared to the same periods in 2005 as a result of the increased net written premium discussed above. Net earned premium increased 30% in the 2006 third quarter and increased 32% in the first nine months of 2006 compared to the same periods in 2005, when the effects of ceded reinstatement premium resulting from Hurricanes Katrina and Rita are excluded.

Commission Income. Commission income from unaffiliated business was $0.6 million and $2.5 million in the 2006 third quarter and nine month periods, respectively, compared to $1.0 million and $3.8 million in the third quarter and first nine months of 2005, respectively. The declines are primarily due to the Company eliminating the marine pool beginning with the 2006 underwriting year and therefore not receiving commission income from the unaffiliated pool members on the 2006 marine business.

Net Investment Income. Net investment income increased 60% in both the 2006 third quarter and first nine months of 2006 compared to the same periods in 2005 due to the increase in invested assets as a result of the positive cash flow from the increased premium volume, the $123.8 million of net proceeds from the October 2005 common stock offering and the $123.5 million of net proceeds from the April 2006 7% Senior Notes offering and due to the increase in the portfolio yield.

Net Realized Capital Gains and Losses. Pre-tax net income included a net realized capital loss of $151,000 for the three months ended September 30, 2006 compared to a net realized capital gain of $344,000 for the 2005 third quarter. On an after-tax basis, the net realized capital loss was $104,000 or $0.01 per share compared to a net realized capital gain of $224,000 or $0.02 per share for the 2005 third quarter. Pre-tax net income included a net realized capital loss of $767,000 for the nine months ended September 30, 2006 compared to a net realized capital gain of $927,000 for the first nine months of 2005. On an after-tax basis, the net realized capital loss was $520,000 or $0.03 per share for the first nine months of 2006 compared to a net realized capital gain of $603,000 or $0.05 per share for the first nine months of 2005.

Other Income/(Expense). Other income/(expense) for the third quarters and first nine months of both 2006 and 2005 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2006 and 2005 third quarters were 55.7% and 102.8%, respectively, and 57.9% and 74.2% for the first nine months of 2006 and 2005, respectively. The 2006 third quarter and nine month loss ratios were favorably impacted by 5.1 and 3.8 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves. The 2005 third quarter was adversely impacted by $22.3 million of net losses from Hurricanes Katrina and Rita and the effect of the $14.5 million of reinstatement premium caused by the ceded losses from those two hurricanes, which increased the loss ratio for the first quarter and first nine months of 2005 by 41.7 and 13.1 loss ratio points, respectively.

The following tables set forth our net loss and LAE reserves by segment and line of insurance business and the total case reserves and incurred but not reported (“IBNR”) reserves as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	($ in thousands)
Insurance Companies:
Marine.	$173,350	$162,644
Specialty	239,378	193,755
Professional Liability	46,490	33,133
Assumed from Lloyd’s Operations	972	1,218
Other (primarily run-off business)	18,588	19,613
Total Insurance Companies	478,778	410,363

Lloyd’s Operations:
Marine	169,295	161,262
Other	8,690	7,351
Total Lloyd’s Operations	177,985	168,613

Total net loss reserves	$656,763	$578,976

Total net case loss and LAE reserves	$227,202	$228,423
Total net IBNR loss and LAE reserves	429,561	350,553

Total net loss and LAE reserves	$656,763	$578,976

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

While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our California contractors’ liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data. For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. There were approximately 1,028 specialty construction liability claims open at September 30, 2006 compared to 1,012 at December 31, 2005.

The professional liability business generates third-party claims which also are longer tail in nature. The professional liability policies mostly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. These claims often involve a lengthy litigation period after being reported. Our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Given the limited history of this business, the actuaries generally utilize industry data to initially establish IBNR loss reserves, which are subsequently adjusted based on actual and expected claim emergence as each underwriting year matures. There were approximately 898 professional liability claims open at September 30, 2006 compared to 638 at December 31, 2005.

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

The following tables set forth our net loss and LAE reserves for our specialty construction liability and professional liability businesses as of September 30, 2006 and December 31, 2005:

	September 30, 2006
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves
	($ in thousands)

Specialty construction liability	$32,918	$161,511	$194,429	83.1%
Professional liability	11,771	38,046	49,817	76.4%

Total	$44,689	$199,557	$244,246	81.7%

	December 31, 2005
			Total	% of IBNR
Type of	Net Reported	Net	Net Loss	to Total Net
Business	Reserves	IBNR	Reserves	Loss Reserves
	($ in thousands)

Specialty construction liability	$25,329	$141,078	$166,407	84.8%
Professional liability	6,142	28,079	34,221	82.1%

Total	$31,471	$169,157	$200,628	84.3%

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

The reserves we have established for asbestos exposures at September 30, 2006 and December 31, 2005 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement to be paid over two years; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement will be paid over seven years starting in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time.

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

Substantially all of our asbestos liability reserves are included in our marine loss reserves.

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
	($ in thousands)

Gross of Reinsurance
Beginning reserve	$56,838	$78,421
Incurred losses & LAE	202	(17,409)
Calendar year payments	19,861	4,174
Ending reserves	$37,179	$56,838

Net of Reinsurance
Beginning reserve	$30,372	$31,394
Incurred losses & LAE	187	529
Calendar year payments	9,172	1,551
Ending reserves	$21,387	$30,372

Hurricanes Katrina and Rita

During the 2005 third quarter, the Company recorded gross and net loss estimates of $471 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums related to Hurricanes Katrina and Rita. Such estimates remain unchanged through September 30, 2006.

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
	($ in thousands)
Gross of Reinsurance
Beginning reserves	$465,728	$—
Incurred loss & LAE	—	471,027
Calendar year payments	114,494	5,299
Ending reserves	$351,234	$465,728

Net of Reinsurance
Beginning reserves	$17,800	$—
Incurred loss & LAE	—	22,288
Calendar year payments	10,474	4,488
Ending reserves	$7,326	$17,800

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

Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. Commission expense as a percentage of earned premium in the 2006 third quarter and nine month period was 11.9% and 12.3%, respectively, compared to 15.6% and 12.8% for the 2005 comparable periods. Commission expense was 13.1% in the 2005 third quarter and 12.1% in the first nine months of 2005 when the effects for ceded reinstatement premiums as a result of Hurricanes Katrina and Rita are excluded.

Other Operating Expenses. The 30% and 16% increase in other operating expenses in the 2006 third quarter and nine month period, respectively, compared to the same periods in 2005 are attributable primarily to employee-related expenses resulting from expansion of the business. Included in the three and nine months ended September 30, 2006 were $2.6 million and $4.4 million in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $1.1 million and $2.7 million for the same periods in 2005, respectively.

Income Taxes. The income tax expense (benefit) was $8.5 million and ($7.5) million for the third quarters of 2006 and 2005, respectively. The effective tax rates for the 2006 and 2005 third quarters were 31.8% and (37.1%), respectively. The tax expense for the first nine months of 2006 and 2005 was $24.9 million and $2.5 million, respectively, resulting in effective tax rates of 32.4% and 23.2%, respectively. As of September 30, 2006 and December 31, 2005, the net deferred Federal, foreign, state and local tax assets were $29.6 million and $28.3 million, respectively.

We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charge on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $26 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.1 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $5.9 million and $5.0 million at September 30, 2006 and December 31, 2005, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at September 30, 2006 expire from 2021 to 2026.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48, which becomes effective in 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting FIN 48.

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

Following are the results of operations for the Insurance Companies for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Gross written premium	$163,673	$133,718	$496,216	$393,686
Net written premium	91,188	59,093	273,277	199,349

Net earned premium	85,494	53,778	231,334	160,248
Net losses and LAE	(47,926)	(47,332)	(135,556)	(114,856)
Commission expense	(9,889)	(6,465)	(24,925)	(15,597)
Other operating expenses	(16,697)	(13,284)	(44,096)	(37,540)
Commission income and other income	661	704	2,661	3,599

Underwriting profit (loss)	11,643	(12,599)	29,418	(4,146)

Investment income	12,345	7,694	34,778	22,037
Net realized capital gains (losses)	(29)	401	(329)	1,348
Income before income taxes	23,959	(4,504)	63,867	19,239

Income tax expense	7,658	(1,992)	20,442	5,449
Net income (loss)	$16,301	$(2,512)	$43,425	$13,790

Loss and LAE ratio	56.1%	88.0%	58.6%	71.7%
Commission expense ratio	11.6%	12.0%	10.8%	9.7%
Other operating expense ratio (1)	18.8%	23.4%	17.9%	21.2%
Combined ratio	86.5%	123.4%	87.3%	102.6%

(1)  Includes other operating expenses and commission income and other income (expense).

Following are the underwriting results of the Insurance Companies for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$29,291	$17,064	$8,696	$3,531	58.3%	29.7%	88.0%
Specialty	45,234	24,216	13,713	7,305	53.5%	30.3%	83.8%
Professional Liability	10,938	6,417	3,615	906	58.7%	33.1%	91.8%
Assumed from Lloyd’s	83	51	(27)	59	NM	NM	NM
Other	(52)	178	(72)	(158)	NM	NM	NM
Total	$85,494	$47,926	$25,925	$11,643	56.1%	30.4%	86.5%

	Three Months Ended September 30, 2005
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$14,391	$23,850	$6,846	$(16,305)	165.7%	47.6%	213.3%
Specialty	31,965	19,184	9,403	3,378	60.0%	29.4%	89.4%
Professional Liability	7,786	5,205	2,617	(36)	66.9%	33.6%	100.5%
Assumed from Lloyd’s	(356)	(575)	163	56	NM	NM	NM
Other	(8)	(332)	16	308	NM	NM	NM
Total	$53,778	$47,332	$19,045	$(12,599)	88.0%	35.4%	123.4%

	Nine Months Ended September 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$80,679	$47,609	$22,038	$11,032	59.0%	27.3%	86.3%
Specialty	121,133	69,177	35,312	16,644	57.1%	29.2%	86.3%
Professional Liability	29,494	18,715	9,076	1,703	63.5%	30.8%	94.3%
Assumed from Lloyd’s	100	(155)	(36)	291	NM	NM	NM
Other	(72)	210	(30)	(252)	NM	NM	NM
Total	$231,334	$135,556	$66,360	$29,418	58.6%	28.7%	87.3%

	Nine Months Ended September 30, 2005
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total
Insurance Companies:
Marine	$57,600	$52,461	$17,437	$(12,298)	91.1%	30.3%	121.4%
Specialty	81,429	49,639	25,547	6,243	61.0%	31.4%	92.4%
Professional Liability	21,493	14,676	6,710	107	68.3%	31.2%	99.5%
Assumed from Lloyd’s	(320)	(890)	466	104	NM	NM	NM
Other	46	(1,030)	(622)	1,698	NM	NM	NM
Total	$160,248	$114,856	$49,538	$(4,146)	71.7%	30.9%	102.6%

Net earned premium of the Insurance Companies increased 59% and 44% in the 2006 third quarter and nine month period, respectively, compared to the same periods last year reflective of business expansion in all business units coupled with increased retention of the business written. Net earned premium of the Insurance Companies increased 36% in the 2006 third quarter and increased 37% in the first nine months of 2006 compared to the same periods in 2005, when the effects for ceded reinstatement premiums as a result of Hurricanes Katrina and Rita are excluded.

Excluding the 2005 hurricane losses, underwriting results generally reflect the favorable industry market conditions over the last three to four years coupled with satisfactory loss trends in the aforementioned periods. The 2006 third quarter and nine month loss ratios were favorably impacted by prior year loss reserve redundancies of $4.9 million and $9.3 million, respectively, or 5.7 and 4.0 loss ratio points, respectively. The Insurance Companies 2005 third quarter marine net earned premium was reduced by $9.1 million due to reinstatement premiums related to the ceded losses from Hurricanes Katrina and Rita. The 2005 third quarter net losses and LAE incurred increased by $7.4 million as a result of losses from such hurricanes. The reinstatement premiums and incurred losses resulting from Hurricanes Katrina and Rita increased the Insurance Companies’ 2005 third quarter and nine month period combined ratios by 28.8 and 9.8 ratio points, respectively.

The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, for the 2006 third quarter and nine month period were 4.7% and 4.6%, respectively, compared to 4.1% and 4.2% for the comparable 2005 periods. The average duration of our Insurance Companies’ invested assets at September 30, 2006 was 4.4 years. Net investment income increased in the 2006 third quarter and nine month period compared to the same periods in 2005 due to the increase in the yield and the positive cash flows resulting in a larger investment portfolio including the statutory surplus contributions of $120 million from the net proceeds of our October 2005 equity offering and $100 million from the net proceeds of our April 2006 7% Senior Notes offering, in an environment of gradually increasing interest rates as monetary policy tightened.

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

Syndicate 1221 has stamp capacity of £123.5 million ($224.8 million) in 2006 compared to £135 million ($246.0 million) in 2005. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. We provide 100% and 97.5% of Syndicate 1221’s total stamp capacity in 2006 and 2005, respectively. In September 2005, the Company purchased the remaining outstanding minority interest of the Syndicate 1221’s capacity for the 2006 underwriting year.

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

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2006 capacity at Lloyd’s of £123.5 million, the September 30, 2006 exchange rate of £1 equals $1.82 and in the event of a maximum 3% assessment, the Company would be assessed approximately $6.7 million. In addition, beginning with the 2005 underwriting year, Lloyd’s added a second tier of assets to the existing central fund. This second tier is being built up through a compulsory interest bearing loan to the Society of Lloyd’s from the Lloyd’s members based on the stamp capacity of each syndicate for the respective underwriting year. The funds are invested in assets eligible for Society of Lloyd’s solvency. The loans will be repaid on a rolling year basis as each year closes. At September 30, 2006, the Company had $3.4 million of assets loaned to this fund.

Following are the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands)

Gross written premium	$57,780	$54,142	$241,600	$200,519
Net written premium	27,849	16,956	118,434	87,047

Net earned premium	30,202	20,956	102,625	77,856
Net losses and LAE	(16,530)	(29,504)	(57,644)	(61,812)
Commission expense	(3,880)	(5,191)	(16,173)	(14,905)
Other operating expenses	(5,986)	(4,198)	(16,922)	(15,014)
Commission income and other income (expense)	(906)	780	(850)	2,036

Underwriting profit (loss)	2,900	(17,157)	11,036	(11,839)

Investment income	1,774	1,439	5,448	3,642
Net realized capital gains (losses)	(122)	(57)	(438)	(421)
Income before income taxes	4,552	(15,775)	16,046	(8,618)

Income tax expense	1,627	(5,521)	5,650	(3,017)
Net income (loss)	$2,925	$(10,254)	$10,396	$(5,601)

Loss and LAE ratio	54.7%	140.8%	56.2%	79.4%
Commission expense ratio	12.8%	24.8%	15.8%	19.1%
Other operating expense ratio (1)	22.8%	16.3%	17.3%	16.7%
Combined ratio	90.3%	181.9%	89.3%	115.2%

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

The 2006 third quarter and nine month loss ratios were favorably impacted by prior year loss reserve redundancies of $1.1 million and $3.4 million, or 3.6 and 3.3 loss ratio points, respectively. The 2005 third quarter and nine month net earned premium was reduced by $5.3 million due to reinstatement premiums related to the ceded losses from Hurricanes Katrina and Rita. The 2005 third quarter net losses and LAE incurred increased by $14.9 million as a result of losses from such hurricanes. The reinstatement premiums and incurred losses resulting from Hurricanes Katrina and Rita increased the Lloyd’s Operations 2005 third quarter and nine month period combined ratios by 94.6 and 25.3 ratio points, respectively.

The approximate annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, for the 2006 third quarter and nine month period were 3.2% and 3.2%, respectively, compared to 2.7% and 2.4% for the comparable 2005 periods. Generally, funds invested at Lloyd’s have been invested with a relatively short average duration in order to meet liquidity needs. The average duration of our Lloyd’s Operations’ invested assets at September 30, 2006 was 1.2 years. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

Off-Balance Sheet Transactions

There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2005 Annual Report on Form 10-K.

Tabular Disclosure of Contractual Obligations

There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2005 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.6 billion at both September 30, 2006 and December 31, 2005. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.

The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in Note 10 to the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$212,840	$9,090	$17,500	$17,500	$168,750

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

All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services. The following tables show our cash and investments as of September 30, 2006 and December 31, 2005:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
September 30, 2006	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$212,896	$1,158	$(2,764)	$214,502
States, municipalities and political subdivisions	325,500	2,881	(1,973)	324,592
Mortgage- and asset-backed securities (excluding GNMAs)	426,224	1,411	(4,367)	429,180
Corporate bonds	209,576	2,065	(2,271)	209,782

Total fixed maturities (1)	1,174,196	7,515	(11,375)	1,178,056

Equity securities - common stocks	32,524	4,039	(368)	28,853

Cash and short-term investments	201,361	—	—	201,361

Total	$1,408,081	$11,554	$(11,743)	$1,408,270

(1)          Approximately 6.9% and 14.1% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2005	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$244,890	$2,432	$(2,249)	$244,707
States, municipalities and political subdivisions	216,345	1,563	(2,115)	216,897
Mortgage- and asset-backed securities (excluding GNMAs)	358,062	758	(3,682)	360,986
Corporate bonds	164,816	2,115	(1,435)	164,136

Total fixed maturities (1)	984,113	6,868	(9,481)	986,726

Equity securities - common stocks	20,911	1,893	(649)	19,667

Cash and short-term investments	177,212	—	—	177,212

Total	$1,182,236	$8,761	$(10,130)	$1,183,605

(1)          Approximately 5.6% and 10.7% of total fixed maturities investments are direct and collateralized obligations, respectively, of FNMA and FHLMC.

At September 30, 2006 and December 31, 2005, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first nine months of 2006 or 2005.

The following table summarizes all securities in an unrealized loss position at September 30, 2006 and December 31, 2005, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	September 30, 2006		December 31, 2005
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
		($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$10,318	$252	$66,229	$772
7-12 Months	44,439	536	52,994	690
> 12 Months	88,949	1,976	51,234	787
Subtotal	143,706	2,764	170,457	2,249

States, municipalities and political subdivisions
0-6 Months	3,361	52	82,167	696
7-12 Months	7,697	56	43,875	776
> 12 Months	132,721	1,865	24,786	643
Subtotal	143,779	1,973	150,828	2,115

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	5,339	16	184,145	1,847
7-12 Months	64,265	529	53,485	942
> 12 Months	200,670	3,822	52,115	893
Subtotal	270,274	4,367	289,745	3,682

Corporate bonds
0-6 Months	2,789	11	45,995	576
7-12 Months	43,400	618	9,109	202
> 12 Months	67,522	1,642	26,904	657
Subtotal	113,711	2,271	82,008	1,435

Total Fixed Maturities	$671,470	$11,375	$693,038	$9,481

Equity securities - common stocks
0-6 Months	$2,157	$106	$2,200	$167
7-12 Months	728	72	3,120	235
> 12 Months	2,091	190	756	247

Total Equity Securities	$4,976	$368	$6,076	$649

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent Standard & Poor’s (“S&P”) and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at September 30, 2006. Not all of the securities are rated by S&P and/or Moody’s.

Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$10,516	92%	$631,186	94%
2	BBB	Baa	859	8%	40,284	6%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
		Total	$11,375	100%	$671,470	100%

At September 30, 2006, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade. Investment grade is defined as a security having a NAIC rating of 1 or 2, a S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at September 30, 2006 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
		($ in thousands)

Due in one year or less	$407	4%	$58,670	9%
Due after one year through five years	2,760	24%	163,648	24%
Due after five years through ten years	1,561	14%	84,560	13%
Due after ten years	2,280	20%	94,318	14%
Mortgage- and asset-backed securities (excluding GNMAs)	4,367	38%	270,274	40%

Total fixed income securities	$11,375	100%	$671,470	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.7 years.

Our realized capital gains and losses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		($ in thousands)

Fixed maturities:
Gains	$8	$440	$349	$1,699
(Losses)	(198)	(288)	(1,605)	(1,245)
	(190)	152	(1,256)	454
Equity securities:
Gains	41	192	525	607
(Losses)	(2)	—	(36)	(134)
	39	192	489	473

Net realized capital gains (losses).	$(151)	$344	$(767)	$927

The following table details realized losses in excess of $250,000 from sales and impairments during the first nine months of 2006 and 2005 and the related circumstances giving rise to the loss:

# of Months
Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	September 30, 2006	(Loss)	Amortized Cost
($ in thousands)
Nine months ended September 30, 2006:

TIPS (1)	3/31/2006	$15,418	$(305)	—	—	—	—

Nine months ended September 30, 2005:

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

The increase in reinsurance receivable on paid losses was primarily due to the ceded portion of paid losses resulting from Hurricanes Katrina and Rita which are in the process of being collected from various reinsurers.

Charges (recoveries) for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $218,000 and ($505,000) for the three months ended September 30, 2006 and 2005, respectively, and $516,000 and $109,000 for the nine months ended September 30, 2006 and 2005, respectively.

The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources

Cash flow provided by operations was $ 92.7 million and $167.9 million for the nine months ended September 30, 2006 and 2005, respectively. The positive operating cash flow was primarily due to the increase in net written premium. Operating cash flow was used primarily to acquire additional investment assets.

The cumulative inception to date payment of gross losses from Hurricanes Katrina and Rita at September 30, 2006 approximated $119.8 million of which $114.5 million was paid in 2006. Such payments reduce cash flow for the gross amount paid until the ceded portion of the loss is collected from the reinsurers.

Investments and cash increased to $1,408 million at September 30, 2006 from $1,182 million at December 31, 2005. The increase was due to the positive cash flow from operations and the $123.5 million of net proceeds from the 7% Senior Notes offering completed in April 2006. Net investment income was $ 14.7 million and $9.2 million for the three months ended September 30, 2006 and 2005, respectively, and $ 41.2 million and $25.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The approximate annualized pre-tax investment yields of the portfolio, excluding net realized capital gains and losses were 4.5% and 4.4% for the 2006 third quarter and nine month period, respectively, compared to 3.8% for both the 2005 third quarter and nine month period. The increase in the pre-tax investment yield was due to the increase in interest rates as monetary policy continued to tighten until mid 2006 when it leveled off, slightly offset by a small decrease in the duration of the portfolio from 4.0 years at September 30, 2005 to 3.9 years at September 30, 2006. The positive cash flow along with the proceeds from maturities, calls and redemptions were reinvested at the higher prevailing interest rates. As of September 30, 2006 and December 31, 2005, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At September 30, 2006, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s. We believe that we have no significant exposure to credit risk since virtually all of the fixed maturity investment portfolio consists of investment-grade bonds. At September 30, 2006, our portfolio had an average maturity of 5.2 years and duration of 3.9 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks. The credit facility was amended in January 2005 to increase the letters of credit available under the facility from $80 million to $115 million and to add a $10 million line of credit to the facility. The expiration of the credit facility was also extended from November 10, 2005 to June 30, 2007. If at that time the banks do not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British pounds. At September 30, 2006, letters of credit with an aggregate face amount of $86.6 million were issued under the credit facility. The line of credit was unused at September 30, 2006.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. Cash dividends to shareholders are limited to $5.0 million per year. No dividends have been declared or paid through September 30, 2006. At September 30, 2006, we were in compliance with all covenants.

An amendment to the credit facility was approved by the bank consortium in April 2006 for the primary purpose of permitting the Company to issue $125 million of senior unsecured notes. The public debt offering of the senior notes was completed on April 17, 2006.

At September 30, 2006, our consolidated stockholders’ equity was $527.5 million or $31.59 per share compared to $470.2 million or $28.30 per share at December 31, 2005. The increase was primarily due to net income of $52.0 million for the first nine months of 2006.

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

Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. Recoverable amounts at September 30, 2006 are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.

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

At September 30, 2006, ceded asbestos paid and unpaid losses recoverable were $25.7 million of which $14.2 million was due from Equitas. We expect that approximately 70% of the gross asbestos reserves will be paid by the Company over the next two years. The Company generally experiences significant collection delays for a large portion of such balances given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.

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

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. The dividends have historically come primarily from Navigators Insurance Company. At September 30, 2006, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company without prior regulatory approval was $50.0 million. No dividends have been paid by Navigators Insurance Company in 2006.

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

Condensed Parent Company balance sheets as of September 30, 2006 (unaudited) and December 31, 2005 are shown in the table below:

	September 30,	December 31,
	2006	2005
	($ in thousands)

Cash and investments	$40,085	$16,926
Investments in subsidiaries	610,002	453,023
Goodwill and other intangible assets	2,534	2,534
Other assets	7,659	3,695
Total assets	$660,280	$476,178

Accounts payable and other liabilities	$1,137	$1,800
Accrued interest payable	3,986	—
Deferred compensation payable	4,109	4,140
7% Senior Notes due May 1, 2016	123,533	—
Total liabilities	132,765	5,940

Stockholders’ equity	527,515	470,238
Total liabilities and stockholders’ equity	$660,280	$476,178

At September 30, 2006 approximately $4.1 million of investments are held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback periods expire.

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

At the end of April 2006, the Company was served as a defendant in an action in the United States District Court for the Northern District of Georgia captioned New Cingular Wireless Headquarters, LLC, et al. v. March & McLennan Companies, Inc., et al., along with approximately 100 other defendants. On May 31, 2006, this action was conditionally transferred to the United States District Court for the District of New Jersey by the Judicial Panel on Multidistrict Litigation. While it is not possible at this very preliminary stage to predict the outcome of this litigation, the Company believes the allegations, which involve contingent commissions and bid-rigging in the insurance industry, to be without merit and intends to vigorously defend itself against them.

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

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

Stephen Coward has, subject to regulatory approval, been promoted to Managing Director of Navigators Underwriting Agency Limited (“NUAL”), a wholly-owned subsidiary of the Company that manages Lloyd’s Syndicate 1221. Mr. Coward, who was previously responsible for the non-marine and energy business of NUAL, replaces David Hope, who left the Company effective October 23, 2006 to pursue other interests.

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

The Navigators Group, Inc.
(Registrant)

Date: November 1, 2006	/s / Paul J. Malvasio
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