Form 10-K
period 2006-12-31
NAVIGATORS GROUP INC
filed 2007-02-23
CIK 793547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-15886

THE NAVIGATORS GROUP, INC.
(Exact name of the Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3138397 (I.R.S. employer identification no.)
One Penn Plaza, New York, New York (Address of principal executive offices)	10119 (Zip code)

Registrant's telephone number, including area code: (212) 244-2333

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, $.10 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2006 was $608,723,164.

The number of common shares outstanding as of February 12, 2007 was 16,748,662.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2007 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

Note on Forward-Looking Statements

    Some of the statements in this Annual Report on Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Whenever used in this report, the words "estimate", "expect", "believe" or similar expressions are intended to identify such forwardlooking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the "Risk Factors" section of this Form 10-K as well as:

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

  •
  weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers, including, without limitation, the impact of Hurricanes Katrina and Rita and the possibility that our estimates of losses from Hurricanes Katrina and Rita will prove to be materially inaccurate;

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

Part I

Item 1. DESCRIPTION OF BUSINESS

General

    The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP" or "U.S. GAAP"). The terms "we", "us", "our" and "the Company" as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term "Parent" or "Parent Company" is used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated.

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company's underwriting operations consist of insurance company operations and operations at Lloyd's of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors' liability coverages. We conduct operations through our insurance company subsidiaries (the "Insurance Companies"), our operations at Lloyd's of London (the "Lloyd's Operations") and our underwriting agencies (the "Navigators Agencies"). The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch (the "U.K. Branch"), and Navigators Specialty Insurance Company (formerly known as NIC Insurance Company), which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd's Operations include Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") underwriting agency which manages Lloyd's Syndicate 1221 ("Syndicate 1221"). We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd's corporate members. The Navigators Agencies consist of wholly-owned insurance underwriting agencies which produce, manage and underwrite insurance and reinsurance business for the Company and are reimbursed for their costs by the Insurance Companies and the Lloyd's Operations.

Marine Insurance

    Our marine insurance business is conducted both through our Insurance Companies and our Lloyd's Operations. Navigators Insurance Company obtained marine business through participation with other unaffiliated insurers in a marine insurance pool managed by the Navigators Agencies. Navigators Insurance Company participated in this marine insurance pool since 1983, when the company was formed. The composition of the pool and the level of participation of each member changed from time to time. Commencing with the 2006 underwriting year, the marine pool was eliminated and, therefore, all of the marine business generated by the Navigators Agencies for the marine pool will be exclusively for Navigators Insurance Company. Navigators Insurance Company's net participation in the marine pool for the 2005 underwriting year was 85% compared to an 80% participation in the marine pool for the 2004 underwriting year.

    Within Navigators Insurance Company's marine business, there are a number of different product lines. The largest is marine liability, which protects business from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We insure the physical damage to offshore oil platforms along with other offshore operations related to oil exploration and production. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. During 2004, our U.K. Branch commenced writing primary marine P&I, or protection and indemnity business. This complements our marine liability business, which is generally written above the primary layer on an excess basis. Commencing in 2005 we also began to insure customs bonds.

    We participate in the marine and related insurance lines of the Lloyd's market through NUAL, which manages Syndicate 1221. The majority of Syndicate 1221's capacity is provided by Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd., which are wholly-owned subsidiaries of the Company. We provided 100%, 97.5% and 97.4% of Syndicate 1221's capacity for the 2006, 2005 and 2004 underwriting years, respectively. In the third quarter of 2005, we purchased the remaining 2.5% of Syndicate 1221's capacity which gave us the ability to provide 100% of Syndicate 1221's capacity in the 2006 and subsequent underwriting years. Our share of the premiums, losses and expenses from Syndicate 1221 is included in our consolidated results. The largest product line within our Lloyd's marine business is currently cargo and specie, and the other significant product lines include marine liability, offshore energy, bluewater hull, and assumed reinsurance of other marine insurers on an excess of loss basis. Our regional agency operation, Navigators Underwriting Limited, generates cargo and engineering business primarily in the Manchester area of England, which is not traditionally served by Lloyd's of London. In January 2005, we formed Navigators NV, a wholly-owned subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and produces transport liability, cargo and marine liability business on behalf of Syndicate 1221. In late 2005, Navigators NV began to produce similar business for Navigators Insurance Company.

    Beginning with the 2006 underwriting year, the Navigators Agencies are reimbursed for their costs by the Insurance Companies and the Lloyd's Operations. For the 2005 and prior underwriting years, the Navigators Agencies which produced business for the marine pool received management fee commissions on the gross marine premium earned and are entitled to receive a 20% profit commission on the net underwriting profits of the pool. The Navigators Agencies received management fee commissions equal to 8.75% of the gross premium earned on marine business written by the pool for the 2005 underwriting year and 7.5% for the prior underwriting years. The Navigators Agencies' offices writing marine business for Navigators Insurance Company are located in major insurance or port locations in Chicago, Houston, London, New York, San Francisco and Seattle. In addition NUAL, a Navigators Agency located in London, which manages Syndicate 1221, had received expense reimbursement and a profit commission for underwriting years prior to 2006.

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

Professional Liability

    We commenced underwriting professional liability insurance in the fourth quarter of 2001 after attracting a team of experienced professionals. This business is produced through Navigators Pro, a division of one of the Navigators Agencies. Our principal product in this division is directors and officers liability, which we offer for both privately held and small to mid-size publicly traded corporations. With respect to public corporations, we currently target corporations with a market capitalization of $2 billion or less for this business. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability clients. In 2002, we began offering employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers professional liability is law firms comprised of 150 or fewer attorneys. Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors. In 2005, we commenced writing professional liability coverages for architects and engineers in our Insurance Companies and international directors and officer liability business in our Lloyd's Operations.

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

Other Business

    On May 9, 2006, the Company announced the establishment of an Inland Marine Division of Navigators Insurance Company focusing on traditional inland marine insurance products including builders' risk, contractors' tools and equipment, fine arts, EDP equipment and motor truck cargo.

    On October 10, 2006, the Company announced the establishment of a U.K. based property team to generate specialty business lines in the U.K. and throughout Europe. The new team will focus on U.K. property-related commercial lines in targeted business sectors. The business is written by Syndicate 1221 and by the U.K. Branch of Navigators Insurance Company.

Reinsurance Recoverables

    We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, and to stabilize loss ratios and underwriting results. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. Hurricanes Katrina and Rita in 2005 significantly increased our reinsurance recoverables which increased our credit risk.

    We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company ("A.M. Best") and/or Standard & Poor's Rating Services ("S&P") of "A" or better, or an equivalent financial strength if not rated, plus at least $250 million in policyholders' surplus. Our Reinsurance Security Committee monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

    Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $558,000, $1,387,000 and $1,959,000 in 2006, 2005 and 2004, respectively.

    The credit quality distribution of the Company's reinsurance recoverables of $1.2 billion at December 31, 2006 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A.M. Best was as follows:

A.M. Best Rating (1)	Rating Description	Amount	Percent to Total
		($ millions)
A++, A+	Superior	$587.7	49%
A, A-	Excellent	476.5	40%
B++, B+	Very good	25.5	2	%(2)
NR	Not rated	110.1	9	%(2)

Total		$1,199.8	100%

(1)
Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)
The Company holds offsetting collateral of approximately 38% for B++ and B+ companies and 33% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd's Operations.

    The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium (constituting approximately 74.6% of our total recoverables) together with the collateral held by us at December 31, 2006, and the reinsurers' financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
Reinsurer	Unearned Premium	Unpaid/Paid Losses	Total	Collateral(1) Held	Rating & Rating Agency
	($ in millions)

Folksamerica Reinsurance Company	$21.5	$160.7	$182.2	$52.6	A	AMB	(2)
General Reinsurance Corporation	7.0	103.0	110.0	15.6	A++	AMB
Swiss Reinsurance America Corporation	12.6	89.6	102.2	4.2	A+	AMB
GE Reinsurance Corporation	3.5	52.5	56.0	2.0	NR		(3)
Everest Reinsurance Company	13.1	36.4	49.5	5.3	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	7.8	31.1	38.9	23.0	A+	AMB
Transatlantic Reinsurance Company	9.1	27.1	36.2	7.8	A+	AMB
Arch Reinsurance Company	3.1	29.2	32.3	1.1	A	AMB
Swiss Reinsurance Company (UK) Ltd.	3.1	27.2	30.3	6.8	A+	AMB
Platinum Underwriters Re	7.3	23.0	30.3	1.7	A	AMB
Munich Reinsurance America Inc.	7.0	23.1	30.1	4.1	A+	AMB
Partner Reinsurance Company of the U.S	3.4	26.0	29.4	5.5	A+	AMB
Allianz Marine & Aviation Vers	-	29.3	29.3	3.8	A-	AMB
National Indemnity Company	13.5	13.8	27.3	8.8	A++	AMB
Converium AG	3.6	19.0	22.6	9.7	B++	AMB
XL Reinsurance America Inc.	5.9	14.2	20.1	2.4	A+	AMB
Ace Property and Casualty Insurance Co	7.2	12.1	19.3	4.1	A+	AMB
Arch Reinsurance Limited	4.9	12.3	17.2	16.6	A	AMB
Federal Insurance Co	6.2	10.2	16.4	4.5	A++	AMB
Lloyd's Syndicate #958	0.1	15.6	15.7	0.2	A	AMB

Top 20 Total	139.9	755.4	895.3
All others	39.6	264.9	304.5	127.2

Total	$179.5	$1,020.3	$1,199.8

(1)
Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd's Operations.

(2)
A.M. Best

(3)
Affiliate of Swiss Reinsurance America Corporation.

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

    Approximately $375.8 million and $448.7 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2006 and 2005, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.

    Also included in reinsurance recoverable for paid and unpaid losses is approximately $23.5 million due from reinsurers in connection with our asbestos exposures of which $13.1 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account) and $1.6 million is due from Ace International. The remaining reinsurance recoverable amounts for asbestos losses are due from various domestic and international reinsurers with no one balance greater than $1 million due from a single reinsurer.

    In November 2006, the Company filed an arbitration demand against Equitas for excess of loss recoveries on two settled asbestos claims that approximate $2.7 million for ceded paid and unpaid loss amounts. Equitas has been paying loss billings on the pro rata portion of one of these settled claims as well as the excess and pro rata amounts for a third settled asbestos claim. In November 2006, the Company also filed an arbitration demand against Ace International for pro rata loss recoveries on two settled asbestos claims that approximate $1.6 million for ceded paid and unpaid loss amounts. The Company intends to vigorously pursue collection of its reinsurance recoveries. For a discussion of our arbitration demands, see Item 3 "Legal Proceedings".

Loss Reserves

    Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. Loss reserves consist of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported losses ("IBNR"). These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses ("LAE") for insurance companies such as Navigators Insurance Company and Navigators Specialty Insurance Company, and Lloyd's corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd., is dependent upon the receipt of information from insureds, brokers, agents or the pools and syndicates in which such companies participate. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the pools and syndicates and, subsequently, to Navigators Insurance Company, Navigators Specialty Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.

    Loss reserves are established by our Insurance Companies and Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information, in part on the basis of industry experience and in part on the basis of the judgment of our senior corporate officers. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.

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

    The following table presents an analysis of losses and loss adjustment expenses for each year in the three-year period ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Net reserves for losses and LAE at beginning of year	$578,976	$463,788	$374,171

Provision for losses and LAE for claims occurring in the current year	287,401	239,429	179,094
Syndicate 1221—reinsurance to close	—	7	12,756
(Decrease) in estimated losses and LAE for claims occurring in prior years	(17,214)	(3,781)	(3,836)

Incurred losses and LAE	270,187	235,655	188,014

Losses and LAE paid for claims occurring during:
Current year	(19,710)	(23,486)	(18,363)
Prior years	(133,337)	(96,981)	(80,034)

Losses and LAE payments	(153,047)	(120,467)	(98,397)

Net reserves for losses and LAE at end of year	696,116	578,976	463,788

Reinsurance receivables on unpaid losses and LAE	911,439	979,015	502,329

Gross reserves for losses and LAE at end of year	$1,607,555	$1,557,991	$966,117

The segment breakdown of prior years' net reserve deficiency (redundancy) was as follows:
Insurance Companies	$(12,732)	$(2,582)	$2,830
Lloyd's Operations	(4,482)	(1,199)	(6,666)

Total	$(17,214)	$(3,781)	$(3,836)

    The $12.7 million net redundancy recorded in 2006 for claims occurring in prior years for the Insurance Companies includes $6.1 million for specialty business, $4.8 million for marine business, $1.2 million for professional liability business and $0.6 million for other lines, principally run-off business.

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

    The following table presents the development of the loss and LAE reserves for 1996 through 2006. The line "Net reserves for losses and LAE" reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The "Reserves for losses and LAE reestimated" lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

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

    The increase in gross incurred losses on the Company's 2006 and 2005 balance sheets of $49.6 million and $591.9 million, respectively, primarily relate to incurred losses for events occurring in those years less loss payments. Approximately 79% of the 2005 increase in the gross loss reserves and 94% of the 2005 increase in reinsurance recoverables relate to Hurricanes Katrina and Rita. With the recording of these losses, the Company assessed its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.

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

	Year Ended December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	($ in thousands)
Net reserves for losses and LAE	$132,558	$139,841	$150,517	$170,530	$174,883	$202,759	$264,647	$374,171	$463,788	$578,976	$696,116
Reserves for losses and LAE re-estimated as of:
One year later	131,524	136,458	159,897	165,536	180,268	209,797	323,282	370,335	460,007	561,762
Two years later	127,901	138,991	149,741	160,096	183,344	266,459	328,683	360,964	457,769
Three years later	126,457	129,592	142,229	156,322	232,530	266,097	321,213	377,229
Four years later	117,388	123,038	138,495	194,924	227,554	256,236	334,991
Five years later	113,078	121,208	176,226	190,830	218,982	264,431
Six years later	108,720	158,195	172,688	185,075	225,031
Seven years later	146,485	155,607	169,294	188,055
Eight years later	144,159	154,299	172,256
Nine years later	143,405	156,696
Ten years later	143,388
Net cumulative redundancy (deficiency)	(10,830)	(16,855)	(21,739)	(17,525)	(50,148)	(61,672)	(70,344)	(3,058)	6,019	17,214
Net cumulative paid as of:
One year later	32,416	41,798	38,976	43,301	53,646	64,785	84,385	80,034	96,981
Two years later	59,796	64,301	63,400	71,535	91,352	112,746	133,911	140,644	180,121
Three years later	71,420	74,588	79,218	88,570	114,449	138,086	170,236	195,961
Four years later	77,593	81,480	89,913	101,667	127,961	159,042	208,266
Five years later	81,468	89,066	100,314	108,146	141,384	185,037
Six years later	85,823	96,203	103,823	116,752	159,389
Seven years later	91,399	98,170	109,771	131,579
Eight years later	92,660	101,980	123,092
Nine years later	95,873	113,738
Ten years later	107,035
Gross liability-end of year	269,601	278,432	342,444	391,094	357,674	401,177	489,642	724,612	966,117	1,557,991	1,607,555
Reinsurance recoverable	137,043	138,591	191,927	220,564	182,791	198,418	224,995	350,441	502,329	979,015	911,439

Net liability-end of year	132,558	139,841	150,517	170,530	174,883	202,759	264,647	374,171	463,788	578,976	696,116
Gross re-estimated latest	326,519	347,260	391,704	435,595	472,532	525,338	649,818	716,131	922,030	1,529,542
Re-estimated recoverable latest	183,131	190,564	219,448	247,540	247,501	260,907	314,827	338,902	464,261	967,780

Net re-estimated latest	143,388	156,696	172,256	188,055	225,031	264,431	334,991	377,229	457,769	561,762
Gross cumulative redundancy (deficiency)	(56,918)	(68,828)	(49,260)	(44,501)	(114,858)	(124,161)	(160,176)	8,481	44,087	28,449

    The following tables identify the approximate gross and net cumulative redundancy (deficiency) at each year-end balance sheet date for the Insurance Companies and Lloyd's Operations contained in the preceding ten year table:

Gross Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year Ended	Grand Total	Excluding Asbestos	Total	Asbestos	All Other(1)	Lloyd's Operations
	($ in thousands)
2005	$28,449	$28,695	$14,557	$(246)	$14,803	$13,892
2004	44,087	26,924	39,748	17,163	22,585	4,339
2003	8,481	(7,499)	7,289	15,980	(8,691)	1,192
2002	(160,176)	(98,319)	(148,920)	(61,857)	(87,063)	(11,256)
2001	(124,161)	(61,947)	(113,241)	(62,214)	(51,027)	(10,920)
2000	(114,858)	(52,396)	(81,937)	(62,462)	(19,475)	(32,921)
1999	(44,501)	18,072	(25,634)	(62,573)	36,939	(18,867)
1998	(49,260)	13,160	(34,885)	(62,420)	27,535	(14,375)
1997	(68,828)	(15,033)	(66,560)	(53,795)	(12,765)	(2,268)
1996	(56,918)	2,500	(56,918)	(59,418)	2,500	—

Net Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year Ended	Grand Total	Excluding Asbestos	Total	Asbestos	All Other(1)	Lloyd's Operations
	($ in thousands)
2005	$17,214	$17,443	$12,732	$(229)	$12,961	$4,482
2004	6,019	6,777	2,446	(758)	3,204	3,573
2003	(3,058)	(1,895)	(14,296)	(1,163)	(13,133)	11,238
2002	(70,344)	(37,501)	(72,955)	(32,843)	(40,112)	2,611
2001	(61,672)	(28,681)	(60,673)	(32,991)	(27,682)	(999)
2000	(50,148)	(17,063)	(39,546)	(33,085)	(6,461)	(10,602)
1999	(17,525)	15,665	(15,027)	(33,190)	18,163	(2,498)
1998	(21,739)	11,414	(16,606)	(33,153)	16,547	(5,133)
1997	(16,855)	16,315	(13,930)	(33,170)	19,240	(2,925)
1996	(10,830)	22,432	(10,830)	(33,262)	22,432	—

(1)
Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

    The 2005 consolidated grand total gross cumulative redundancy of $28.4 million consisted of prior year savings of $14.6 million from the Insurance Companies and $13.8 million from the marine and energy business written by the Lloyd's Operations. The Insurance Companies' redundancy was generated mainly from prior year savings in the specialty construction liability business and professional liability business from favorable loss experience in years 2005 and 2004. Savings were partially offset by adverse development from our specialty construction liability business for the years 2003 to 2000 and from the marine liability and cargo business written in 2005. The redundancy in the Lloyd's Operation was mostly due to prior years' savings from the offshore energy business written in 2005 and 2004 unrelated to hurricane loss estimates.

    The 2005 consolidated grand total net cumulative redundancy of $17.2 million was mostly due to favorable development from the Company's marine and energy business in the Insurance Companies and Lloyd's Operations mostly from the 2005 and 2004 underwriting years and favorable development from the specialty business in the same underwriting years partially offset by adverse development from construction liability claims emergence for 2003 to 2000. Such adverse development also increased the net cumulative deficiencies for 2003 to 2000.

    The 2004 consolidated grand total gross cumulative reserve redundancy of $44.1 million consisted of prior years' savings of $39.7 million from the Insurance Companies and $4.3 million from marine and energy business written by the Lloyd's Operations. The Insurance Company's 2004 gross loss reserve redundancy of $39.7 million included prior years' savings of $17.1 million for the reduction of asbestos liabilities principally due to the 2005 settlements of two large claims coupled with a reevaluation of our remaining asbestos exposures and prior years' net savings of $22.6 million principally from our professional liability business. Such 2004 gross loss reserve savings in asbestos reserves were also the principal contribution to the 2003 gross consolidated reserve savings of $8.5 million for 2003 which was partially offset by adverse development from construction liability claims discussed for 2005 above.

    The 2004 consolidated grand total net cumulative reserve redundancy of $6.0 million was generated mostly from the professional liability business written by the Insurance Companies and the marine and energy business written by the Lloyd's Operations partially offset by prior year deficiencies for the marine and specialty lines of business written by the Insurance Companies.

    The 2003 grand total net cumulative reserve deficiency of $3.1 million was principally generated from an increase in reserves for our Specialty construction liability business for the years 2003 to 2000 business offset by a cumulative redundancy of $11.2 million from the marine and energy business written by the Lloyd's Operations.

    The 2002 consolidated grand total gross and net cumulative reserve deficiencies of $160.2 million and $70.3 million, respectively, were generated mainly from reserve actions taken in the 2003 fourth quarter for the Insurance Companies as discussed below coupled with the gross and net adverse development for construction defect business recorded in 2006 as discussed above:

  Gross and net asbestos loss reserves were increased $77.6 million and $31.6 million, respectively, as a result of a review of asbestos exposures conducted by the Company in the 2003 fourth quarter. This gross asbestos loss deficiency was subsequently reduced by $17.4 million during 2005. Such cumulative gross and net deficiency amounts are also contained in all years prior to 2002 in the above table since the increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970's and first half of the 1980's.

  Gross and net specialty business reserves were increased by $52.3 million and $22.2 million, respectively, mostly for contractors liability business written from 1999 to 2002 in reaction to loss development trends for those years. Approximately $39.5 million, $24.9 million and $16.7 million of the gross specialty reserve increase and $20.7 million, $12.4 million and $9.4 million of the net specialty reserve increase recorded in 2003 are contained, respectively, in the 2001, 2000 and 1999 Insurance Companies cumulative amounts.

    The remaining gross and net cumulative reserve deficiencies for the Insurance Companies in the 'All Other' column for the years 2002 through 2000 are mainly from the marine and run-off lines of business recorded over several years that was not related to any specific reserve action.

    The 2000 Lloyd's Operations' gross and net cumulative reserve deficiencies of $32.9 million and $10.6 million, respectively, resulted from our Lloyd's Operations establishing reserves against premiums from prior years which were received in excess of our original premium estimates and strengthening the Lloyd's Operations' reserves related to the 1999 underwriting year. Such amounts also affected the 1999 and 1998 year-end reserves for the Lloyd's Operations in the above table.

    The 1997 gross cumulative deficiency of $12.8 million for the Insurance Companies in the "All Other' column mostly resulted from adverse development in the onshore energy business and from one large 1989 claim from a run-off book of business which also adversely affected the years prior to 1997.

    For each of the years 1999 through 1996, exclusive of the 2003 asbestos and environmental reserves strengthening, the Company experienced net cumulative reserve redundancies on a consolidated basis principally due to favorable development from marine business.

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

    Specialty Liability and Professional Liability.    Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to construction defect claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. We had 1,060 open claims on our specialty construction liability policies at December 31, 2006 compared to 1,012 at December 31, 2005.

    The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies mainly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. The substantial majority of our claims-made policies provide coverage for one year periods. The Company has also issued a limited number of multi-year claims-made professional liability policies known as "tail coverage" that provide for insurance protection for wrongful acts prior to the run-off date. Such multi-year policies provide insurance protection for several years.

    Loss development of our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature. There were 944 professional liability claims open at December 31, 2006 compared to 638 at December 31, 2005.

    The following tables set forth our net reported loss and LAE loss reserves and net IBNR reserves by segment and line of business as of December 31, 2006 and 2005:

	December 31, 2006
	Net Reported Reserves	Net IBNR Reserves	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Insurance Companies:
Marine	$83,295	$96,098	$179,393	53.6%
Specialty
Construction liability	40,070	166,179	206,249	80.6%
All other liability	15,214	39,381	54,595	72.1%

Total Specialty	55,284	205,560	260,844	78.8%

Professional liability	14,013	37,558	51,571	72.8%
Other (includes run-off business)	9,867	9,432	19,299	48.9%

Total Insurance Companies	162,459	348,648	511,107	68.2%

Lloyd's Operations
Marine	77,621	95,876	173,497	55.3%
Other	3,103	8,409	11,512	73.0%

Total Lloyd's Operations	80,724	104,285	185,009	56.4%

Total Company	$243,183	$452,933	$696,116	65.1%

	December 31, 2005
	Net Reported Reserves	Net IBNR Reserves	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Insurance Companies:
Marine	$90,514	$72,130	$162,644	44.3%
Specialty
Construction liability	25,329	141,078	166,407	84.8%
All other liability	8,039	19,309	27,348	70.6%

Total Specialty	33,368	160,387	193,755	82.8%

Professional liability	6,142	26,991	33,133	81.5%
Other (includes run-off business)	11,309	9,522	20,831	45.7%

Total Insurance Companies	141,333	269,030	410,363	65.6%

Lloyd's Operations
Marine	82,736	78,526	161,262	48.7%
Other	4,355	2,996	7,351	40.8%

Total Lloyd's Operations	87,091	81,522	168,613	48.3%

Total Company	$228,424	$350,552	$578,976	60.5%

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

    The reserves for asbestos exposures at December 31, 2006 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement is being paid over two years starting in 2006; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement is being paid over seven years starting in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.

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

    The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$56,838	$78,421	$78,472
Incurred loss & LAE	246	(17,409)	1,183
Calendar year payments	19,913	4,174	1,234

Ending gross reserves	37,171	$56,838	$78,421

Gross case loss reserves	$29,291	$48,958	$26,276
Gross IBNR loss reserves	7,880	7,880	52,145

Ending gross reserves	$37,171	$56,838	$78,421

Net of Reinsurance
Beginning net reserves	$30,372	$31,394	$32,083
Incurred loss & LAE	229	529	405
Calendar year payments	9,220	1,551	1,094

Ending net reserves	$21,381	$30,372	$31,394

Net case loss reserves	$13,678	$22,669	$9,904
Net IBNR loss reserves	7,703	7,703	21,490

Ending net reserves	$21,381	$30,372	$31,394

    To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the Company's allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Net loss development for asbestos exposure was not significant in 2006, 2005 and 2004.

    Loss reserves for environmental losses generally consist of oil spill claims on marine liability policies written in the ordinary course of business. Net loss reserves for such exposures are included in our marine loss reserves and not separately identified.

    Hurricanes Katrina and Rita. During the 2005 third quarter, the Company recorded gross and net loss estimates of $471 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums related to Hurricanes Katrina and Rita. Such estimates remain unchanged through December 31, 2006.

    The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Year Ended December 31,
	2006	2005
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$465,728	$—
Incurred loss & LAE	—	471,027
Calendar year payments	146,498	5,299

Ending gross reserves	$319,230	$465,728

Gross case loss reserves	$172,916	$210,579
Gross IBNR loss reserves	146,314	255,149

Ending gross reserves	$319,230	$465,728

Net of Reinsurance
Beginning net reserves	$19,408	$—
Incurred loss & LAE	—	22,288
Calendar year payments	9,405	2,880

Ending net reserves	$10,003	$19,408

Net case loss reserves	$3,628	$8,127
Net IBNR loss reserves	6,375	11,281

Ending net reserves	$10,003	$19,408

    Our management believes that the estimates for the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. However, it is possible that the ultimate liability may exceed or be less than such estimates. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified. We continue to review all of our loss reserves, including our asbestos reserves and Hurricanes Katrina and Rita reserves, on a regular basis.

    Additional information regarding our loss reserves can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Overview— Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred" and Note 5 to our consolidated audited financial statements, both of which are included herein.

Investments

    The objective of the Company's investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies. Secondarily, an important consideration is to optimize the after-tax book income.

    The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed-income portfolio rated below "A-" by S&P or A3 by Moody's Investor Services ("Moody's") shall not exceed 20% of the statutory surplus of the Insurance Companies. Securities rated below BBB- by S&P or Baa3 by Moody's are not eligible to be purchased. Up to 15% of the statutory surplus of the Insurance Companies may be invested in equity securities that are actively traded on major U.S. stock exchanges. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

    The Insurance Companies' investments are subject to the direction and control of their respective boards of directors and our Finance Committee. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate.

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

    The table set forth below reflects investments, the net investment income earned thereon and the related average yield for each of the years in the three-year period ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Invested Assets and Cash
Insurance Companies	$1,203,842	$934,878	$678,234
Lloyd's Operations	239,760	230,432	172,472
Parent Company	32,308	16,926	4,227

Consolidated	$1,475,910	$1,182,236	$854,933

Net Investment Income
Insurance Companies	$47,723	$31,764	$24,126
Lloyd's Operations	7,694	5,061	2,645
Parent Company	1,478	244	24

Consolidated	$56,895	$37,069	$26,795

Average Yield (amortized cost basis)
Insurance Companies	4.61%	4.25%	4.01%
Lloyd's Operations	3.37%	2.42%	1.72%
Parent Company	5.26%	2.93%	0.81%
Consolidated	4.40%	3.84%	3.54%

    Invested assets have increased in 2006 and 2005 due to the combination of cash flows from operations and the investment of net proceeds from a debt issuance in the 2006 second quarter and a common stock offering in the 2005 fourth quarter. Investment income has also increased in 2006 and 2005 due to a combination of increased invested assets and rising investment yields. The consolidated average investment yield has increased due to market yields continuing to rise as the Federal Reserve increased interest rates in 2005 and 2006.

    All fixed maturity and equity securities are carried at fair value. The fair value is based on quoted market prices or dealer quotes provided by independent pricing services. At December 31, 2006 and 2005, all fixed-maturity and equity securities held by us were classified as available-for-sale. The following tables show our cash and investments as of December 31, 2006 and 2005:

December 31, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$206,214	$972	$(2,086)	$207,328
States, municipalities and political subdivisions	361,859	2,719	(2,345)	361,485
Mortgage-and asset-backed securities (excluding GNMAs)	489,556	939	(4,488)	493,105
Corporate bonds	201,088	1,672	(1,950)	201,366

Total fixed maturities(1)	1,258,717	6,302	(10,869)	1,263,284

Equity securities—common stocks	37,828	6,297	(348)	31,879
Cash	2,404	—	—	2,404
Short-term investments	176,961	—	—	176,961

Total	$1,475,910	$12,599	$(11,217)	$1,474,528

(1)
Approximately 3.3% and 17.0% of total fixed maturities investments, at fair value, are direct or collateralized obligations, resepctively, of FNMA and FHLMC.

December 31, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$244,890	$2,432	$(2,249)	$244,707
States, municipalities and political subdivisions	216,345	1,563	(2,115)	216,897
Mortgage-and asset-backed securities (excluding GNMAs)	358,062	758	(3,682)	360,986
Corporate bonds	164,816	2,115	(1,435)	164,136

Total fixed maturities(1)	984,113	6,868	(9,481)	986,726

Equity securities—common stocks	20,911	1,893	(649)	19,667
Cash	13,165	—	—	13,165
Short-term investments	164,047	—	—	164,047

Total	$1,182,236	$8,761	$(10,130)	$1,183,605

(1)
Approximately 5.6% and 10.7% of total fixed maturities investments, at fair value, are direct or collateralized obligations, respectively, of FNMA and FHLMC.

    The following table shows the amount and percentage of the Company's fixed income portfolio at December 31, 2006 by S&P credit rating or, if a S&P rating is not available, the equivalent Moody's rating. The table includes fixed maturities and short-term investments at fair value.

Rating	Rating Description	Amount	Percent to Total
		($ in thousands)
AAA	Extremely Strong	$1,091,115	76%
AA	Very Strong	114,854	8%
A	Strong	143,568	10%
BBB	Adequate	57,427	4%
BB & below	Speculative	—	0%
NR	Not Rated	28,714	2%

Total		$1,435,678	100%

    Following is a list of the top five corporate issuer holdings for fixed maturities at fair value representing 1.3% of the Company's fixed maturity portfolio. These holdings represent direct obligations of the issuer or its subsidiaries and excludes any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset or mortgage-backed securities.

Top Five Corporate Issuer Holdings	Fair Value	% of Fixed Maturities
	($ in thousands)
JP Morgan Chase & Co	$3,290	0.3%
Citigroup, Inc.	3,290	0.3%
Diageo PLC	3,218	0.3%
Mitsubishi UFJ Financial Group, Inc.	3,104	0.2%
United Technologies Corp.	3,028	0.2%

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

    When a security in our investment portfolio has an unrealized loss that is deemed to be otherthan-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2006, 2005 or 2004.

    The following table summarizes all securities in an unrealized loss position at December 31, 2006 and December 31, 2005, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31 , 2006		December 31 , 2005
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury
Bonds, GNMAs and foreign government bonds
0-6 Months	$34,085	$586	$66,229	$772
7-12 Months	20,806	86	52,994	690
> 1 2 Months	69,424	1,414	51,234	787

Subtotal	124,315	2,086	170,457	2,249

States, municipalities and political subdivisions
0-6 Months	57,747	316	82,167	696
7-12 Months	6,661	80	43,875	776
> 12 Months	118,917	1,949	24,786	643

Subtotal	183,325	2,345	150,828	2,115

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	174,270	921	184,145	1,847
7-12 Months	10,444	65	53,485	942
> 12 Months	184,515	3,502	52,115	893

Subtotal	369,229	4,488	289,745	3,682

Corporate bonds
0-6 Months	27,719	185	45,995	576
7-12 Months	15,503	224	9,109	202
> 12 Months	66,014	1,541	26,904	657

Subtotal	109,236	1,950	82,008	1,435

Total Fixed Maturities	$786,105	$10,869	$693,038	$9,481

Equity securities—common stocks
0-6 Months	$3,265	$158	$2,200	$167
7-12 Months	800	72	3,120	235
> 12 Months	782	118	756	247

Total Equity Securities	$4,847	$348	$6,076	$649

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.

    The following table shows the composition by NAIC rating and the generally equivalent S&P and Moody's ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2006. Not all of the securities are rated by S&P and/or Moody's.

			Gross Unrealized Loss		Fair Value Amount
NAIC Rating	Equivalent S&P Rating	Equivalent Moody's Rating	Amount	Percent to Total	Amount	Percent to Total
			($ in thousands)
1	AAA/AA/A	Aaa/Aa/A	$10,234	94%	$749,116	95%
2	BBB	Baa	635	6%	36,989	5%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

		Total	$10,869	100%	$786,105	100%

    At December 31, 2006, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having a NAIC rating of 1 or 2, a S&P rating of "BBB-" or higher, or a Moody's rating of "Baa3" or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed to be other-than-temporary.

    The scheduled maturity dates for fixed maturity securities in an unrealized loss position at December 31, 2006 are shown in the following table:

	Gross Unrealized Loss		Fair Value
	Amount	Percent to Total	Amount	Percent to Total
	($ in thousands)
Due in one year or less	$366	3%	$62,624	8%
Due after one year through five years	2,698	25%	162,173	21%
Due after five years through ten years	1,655	15%	108,588	14%
Due after ten years	1,662	15%	83,491	11%
Mortgage- and asset-backed securities	4,488	42%	369,229	46%

Total fixed income securities	$10,869	100%	$786,105	100%

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.7 years.

    Our realized capital gains and losses were as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Fixed maturities:
Gains	$743	$1,932	$1,014
(Losses)	(2,385)	(1,680)	(1,093)

	(1,642)	252	(79)

Equity securities:
Gains	714	1,149	1,489
(Losses)	(98)	(163)	(488)

	616	986	1,001

Net realized capital gains (losses)	$(1,026)	$1,238	$922

    The following table details realized losses in excess of $250,000 from sales and impairments during 2006, 2005 and 2004 and the related circumstances giving rise to the loss:

Description	Date of Sale	Proceeds from Sale	Loss on Sale	Impairment	Holdings at December 31,	Net Unrealized Loss	# of Months Unrealized Loss Exceeded 20% of Cost or Amortized Cost
	($ in thousands)
Year ended December 31, 2006:
TIPS(1)	Various	$15,418	$(618)	—	—	—	—
Year ended December 31, 2005:
	None
Year ended December 31, 2004:
Common Stock(2)	11/15/04	$456	$(360)	—	—	—	2

(1)
Treasury inflation protection securities were sold during 2006 due to the widening breakeven yield spread between TIPS and treasuries.

(2)
Major pharmaceutical company adversely affected by a drug recall.

Ratings

    The Company's ability to underwrite business in the Insurance Companies is dependent upon the financial strength and claims paying ability ratings of the Insurance Companies. Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.

    Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of the principal and interest for our senior debt.

    It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability too access the capital markets could be impacted. In addition, the Insurance Companies could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets.

    The Insurance Companies are rated "A" (Excellent—stable outlook) by A.M. Best and "A" (Strong—stable outlook) by S&P. In addition, S&P, Moody's and A.M. Best rate the Company's senior debt.

Rating Agency	Insurance Companies	Syndicate 1221	Company Senior Debt
A. M. Best	A (Excellent)	A (Excellent)(1)	BBB+ (Adequate)
S&P	A (Strong)	A (Strong)(1)	BBB (Adequate)
Moody's	(2)	(2)	Baa3 (Moderate credit risk)

(1)
The A.M. Best group rating of A (Excellent—stable outlook) and the S&P group rating of A (Strong—positive outlook) are applied to all Lloyd's of London Syndicates.

(2)
Moody's has not issued a separate rating of the Insurance Companies or Syndicate 1221.

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

    Navigators Insurance Company and Navigators Specialty Insurance Company may only pay dividends out of their statutory earned surplus under New York insurance law. Generally, the maximum amount of dividends Navigators Insurance Company and Navigators Specialty Insurance Company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus. For a discussion of our current dividend capacity, see "Management's Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources" in this Form 10-K.

    Under insolvency or guaranty laws in most states in which Navigators Insurance Company and Navigators Specialty Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. Neither Navigators Insurance Company nor Navigators Specialty Insurance Company was subject to any material assessments under state insolvency or guarantee laws during the three year period ended December 31, 2006.

    Navigators Insurance Company is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia and Puerto Rico. Navigators Specialty Insurance Company is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer or meets the financial requirements where there is not a formal approval process in 41 other states and the District of Columbia.

    As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Specialty Insurance Company was examined for the years 2001 through 2004 by the New York Insurance Department. Navigators Insurance Company is currently under examination for the years 2001 through 2004.

    The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies twelve industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 2006, Navigators Insurance Company's results were outside the usual value for the change in net writings ratio due to the growth experienced in all lines of business during 2006. Navigators Specialty Insurance Company results were within the usual values for all IRIS ratios. All of the business written by Navigators Specialty Insurance Company is reinsured by Navigators Insurance Company.

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

    In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the U.S. Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA is intended to ensure the availability of insurance coverage for "acts of terrorism" (as defined) in the United States of America committed by or on behalf of foreign persons or interests. This law established a federal program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future losses resulting from acts of terrorism and requires insurers to offer coverage for acts of terrorism in all commercial property and casualty policies. As a result, we are prohibited from adding certain terrorism exclusions to those policies written by insurers in our group that write business in the U.S. While these insurers are protected by federal indemnification as provided for in TRIA, there is a substantial deductible that must be met. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, equal to 7.0% during 2003, 10.0% in 2004 and 15.0% in 2005. For losses in excess of an insurer's deductible, the participating insurers retain an additional 10.0% of the excess losses, with the balance to be covered by the Federal government (up to an annual aggregate cap of $100 billion). The imposition of these TRIA deductibles could have an adverse effect on our results of operations. Potential future changes to TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. As a result of TRIA, we are required to offer coverage for certain terrorism risks that we may normally exclude. Occasionally in our marine business, such coverage falls outside of our normal reinsurance program. In such cases, our only reinsurance would be the protection afforded by TRIA.

    On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, was enacted. TRIEA extends TRIA through December 31, 2007 and made several changes in the program, including the elimination of several previously covered lines. The deductible for each insurer was increased to 17.5% and 20% of direct earned premiums in 2006 and 2007, respectively. For losses in excess of an insurer's deductible, the Insurance Companies will retain an additional 10% and 15% of the excess losses in 2006 and 2007, respectively, with the balance to be covered by the Federal government up to an aggregate cap of insured losses of $25 billion in 2006 and $27.5 billion in 2007. Also, TRIEA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for certified acts occurring on or after January 1, 2007.

    State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its "riskbased capital" by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of risk- based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2006 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC's risk-based capital reporting requirements.

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

United Kingdom

    Our United Kingdom subsidiaries and our Lloyd's Operations are subject to regulation by the Financial Services Authority, as established by the Financial Services and Markets Act 2000. Our Lloyd's Operations is also subject to supervision by the Council of Lloyd's. The Financial Services Authority has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd's syndicates, operating in the United Kingdom. Lloyd's is authorized by the Financial Services Authority and is required to implement certain rules prescribed by the Financial Services Authority, which it does by the powers it has under the Lloyd's Act 1982 relating to the operation of the Lloyd's market. Lloyd's prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The Financial Services Authority directly monitors Lloyd's managing agents' compliance with the systems and controls prescribed by Lloyd's. If it appears to the Financial Services Authority that either Lloyd's is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the Financial Services Authority may intervene at its discretion.

    We participate in the Lloyd's of London market through our ownership of NUAL, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Syndicate 1221. Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. provide underwriting capacity to Syndicate 1221 and are therefore Lloyd's corporate members. By entering into a membership agreement with Lloyd's, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. undertake to comply with all Lloyd's bye-laws and regulations as well as the provisions of the Lloyd's Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. and their respective directors, is subject to the Lloyd's supervisory regime.

    Underwriting capacity of a member of Lloyd's must be supported by providing a deposit (referred to as "Funds at Lloyd's") in the form of cash, securities or letters of credit in an amount determined by Lloyd's equal to a specified percentage of the member's underwriting capacity. This amount is determined by Lloyd's through application of a risk based capital formula. The consent of the Council of Lloyd's may be required when a managing agent of a syndicate proposes to increase underwriting capacity for the following underwriting year.

    In 2003, the Financial Services Authority updated the minimum solvency margin requirements for all insurers, including corporate members of Lloyd's, which took effect for financial years commencing on or after January 1, 2004. Under these requirements, Lloyd's must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin which is generally higher than would have been the case under the previous rules. This margin can have the effect of reducing the amount of funds available to distribute as profits to the member or increasing the amount required to be funded by the member to cover its solvency margin.

    If the managing agency concludes that an appropriate reinsurance to close for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd's of a corporate member that is a member of that syndicate without the consent of Lloyd's and such consent will only be considered where the member has surplus funds at Lloyd's.

    The Council of Lloyd's has wide discretionary powers to regulate members' underwriting at Lloyd's. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd's ratio or the investment criteria applicable to the provision of Funds at Lloyd's. Exercising any of these powers might affect the return on an investment in the corporate member in a given underwriting year. Further, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd's Franchise Board. The Lloyd's Franchise Board was formally constituted on

January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd's market and operates a business planning and monitoring process for all syndicates.

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

    If a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members. The Council of Lloyd's has discretion to call or assess up to 3% of a member's underwriting capacity in any one year as a Central Fund contribution. In addition, Lloyd's has added a second tier of assets to the existing Central Fund. The second tier is being built up through a compulsory interest bearing loan to the Society from the members. The Society invests the proceeds of the loans in assets eligible for Society solvency. The loans would be repaid on a rolling year basis as each year closes.

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

    No single insured or reinsured accounted for 10% or more of our gross written premium in 2006.

Employees

    As of December 31, 2006, the Company had 342 full-time employees of which 263 were located in the United States, 76 in the United Kingdom and three in Belgium.

Available Information on the Internet

    This report and all other filings made by the Company with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Further, the Company is an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The Company's website address is http://www.navg.com. Through its website at http://www.navg.com/finance/sec_filings.phtml, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The annual report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

Item 1A. RISK FACTORS

    You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. We believe these risks and uncertainties, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results and could materially and adversely affect our business operations. Further, additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our results and business operations.

Our business is concentrated in marine and energy and general liability insurance, and if market conditions change adversely, or we experience large losses in these lines, it could have a material adverse effect on our business.

    As a result of our strategy to focus on specialty products in niches where we have underwriting and claims handling expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the marine and specialty liability lines. For the year ended December 31, 2006, our marine and energy line accounted for approximately 53% of our gross written premiums and our specialty lines, consisting primarily of contractors' liability, accounted for approximately 32% of our gross written premiums. If our results of operations from either of these two lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.

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

    We have experienced substantial increases in premium in many of our lines of business over the past few years. For example, gross written premium in the specialty liability line increased 47.9%, 40.2% and 14.4% in 2006, 2005 and 2004 due to increased rates and underwriting more business. Gross written premium in the marine line for our insurance companies increased 14.0%, 11.1% and 7.1% in 2006, 2005 and 2004, respectively, due to an increase in premium rates resulting in higher premiums on new and renewal business, as well as underwriting new business. In addition, since late 2001 we have been underwriting several new lines of business, including professional liability, commercial automobile and personal umbrella insurance. In December 2004, we hired a group of experienced underwriters to expand our excess casualty business, particularly the commercial excess and umbrella liability business. We formed Navigators NV in January 2005, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and focuses on transport liability, cargo and marine liability business. In May 2006, we announced the establishment of an Inland Marine Division of Navigators Insurance Company focusing on traditional inland marine insurance products including builders' risk, contractors' tools and equipment, fine arts, EDP equipment and motor truck cargo. In October 2006, we announced the establishment of a U.K. based property team to generate specialty business lines in the U.K. and Europe.

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

    Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary. Our longer tail business includes general liability, including construction defect claims, as well as historical claims for asbestos exposures through our marine and aviation businesses and claims relating to our run-off businesses. Our professional liability business, though long tail with respect to settlement period, is produced on a claims-made basis (which means that the policy in-force at the time the claim is filed, rather than the policy in-force at the time the loss occurred, provides coverage) and is therefore, we believe, less likely to result in a significant time lag between the occurrence of the loss and the reporting of the loss. There can be no assurance, however, that we will not suffer substantial adverse prior period development in our business in the future.

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

    The operations of the marine pool also expose us to reinsurance credit risk from other participants in the marine pool on business written through the 2005 underwriting year. From 1998 through 2005, all business underwritten by the marine pool was written with Navigators Insurance Company as the primary insurer. Navigators Insurance Company then reinsured its exposure in the marine pool to the other participants based on their percentage of participation. From 1983 until 1998, Navigators Insurance Company was the primary insurer for some of the pool business in excess of its participation amount. As a result of these arrangements, we remain primarily liable for claims arising out of those policies written by Navigators Insurance Company on behalf of the marine pool even if one or more of the other participants do not pay the claims they reinsured, which could have a material adverse effect on our business. The marine pool was eliminated beginning with the 2006 underwriting year.

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

    Because of the unpredictable nature of losses that may arise under insurance policies, we may require substantial liquidity at any time. Our investment portfolio, which consists largely of fixed-income investments, is our principal source of liquidity. The market value of our fixed-income investments is subject to fluctuation depending on changes in prevailing interest rates and various other factors. We do not hedge our investment portfolio against interest rate risk. Increases in interest rates during periods when we must sell fixed-income securities to satisfy liquidity needs may result in realized investment losses.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses.

    Ratings are a critical factor in establishing the competitive position of insurance companies. The Insurance Companies are rated by A.M. Best Company and S&P. A.M. Best Company's and S&P's ratings reflect their opinions of an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best Company and S&P. In January 2007, A.M. Best Company reaffirmed its "A" (Excellent) rating for Navigators Insurance Company and Navigators Specialty Insurance Company. In February 2007, S&P reaffirmed its "A" (Strong) rating for Navigators Insurance Company and Navigators Specialty Insurance Company.

    Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. There can be no assurance that our current ratings will continue for any given period of time. For a further discussion of our ratings, see "Description of Business—Ratings" included herein.

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

    Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to insurers and their stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company's business.

    Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. The effect of these arrangements could reduce our profitability in any given period or limit our ability to grow our business.

    In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

    In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. See "Regulation—United States" included herein for a discussion of the TRIA and TRIEA legislation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

    None.

Item 2. PROPERTIES

    Our executive and administrative office is located at 6 International Drive in Rye Brook, N.Y. Our lease for this space expires in February 2013. Our underwriting operations are in various locations with non-cancelable operating leases including Chicago, IL, Coral Gables, FL, Corona, CA, Houston, TX, Irvine, CA, North Haven, CT, New York City, NY, San Francisco, CA, Schaumburg, IL, Seattle, WA, Basingstoke, London and Manchester, England and Antwerp, Belgium.

Item 3. LEGAL PROCEEDINGS

    Except as described below, the Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.

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

    On November 22, 2006, the Company filed a demand for arbitration against Equitas, a lead reinsurer participating in excess of loss reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Equitas (the "Equitas Arbitration"). The recovery demands are for the 2005 settlement of two class action lawsuits involving large asbestos claims (together, the "2005 Settled Claims"), which 2005 Settled Claims are being paid through 2007.

Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements for such 2005 Settled Claims or with respect to excess of loss or pro rata reinsurance for the 2004 Settled Claim referred to below. The aggregate amount of excess of loss recoveries due from Equitas for ceded paid and unpaid losses on the 2005 Settled Claims is approximately $2.7 million.

    On November 20, 2006, the Company also filed a demand for arbitration in New York against INA International Insurance Company, n/k/a Ace International ("Ace International"), a reinsurer participating in pro rata reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Ace International (the "Ace International Arbitration"). The recovery demands are for the 2005 Settled Claims and for the 2004 settlement of another class action lawsuit involving a third large asbestos claim (the "2004 Settled Claim" and, together with the 2005 Settled Claims, the "Settled Claims"), which 2004 Settled Claim is being paid over seven years beginning in 2005. The aggregate amount of pro rata recoveries due from Ace International for ceded paid and unpaid losses on the Settled Claims is approximately $1.6 million.

    The Company has filed its demands for arbitration against Equitas and Ace International in accordance with the respective applicable provisions of the excess of loss reinsurance agreements and the pro rata reinsurance agreements. The Company believes that the refusal of Equitas and of Ace International to satisfy the Company's payment demands is without merit and it intends to vigorously pursue collection of its respective reinsurance recoveries. While it is too early to predict with any certainty the outcome of the Equitas Arbitration or the Ace International Arbitration, the Company believes that the ultimate outcomes would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of either or both of these arbitrations could have a material adverse effect on the Company's results of operations in a particular fiscal quarter or year.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    The Company's common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

    The high, low and closing trade prices for the four quarters of 2006 and 2005 were as follows:

	2006			2005
	High	Low	Close	High	Low	Close
First Quarter	$49.99	$43.00	$49.60	$33.80	$28.49	$33.15
Second Quarter	$50.22	$39.38	$43.82	$35.89	$30.42	$34.57
Third Quarter	$48.40	$39.49	$48.01	$38.45	$31.82	$37.32
Fourth Quarter	$49.66	$45.77	$48.18	$44.00	$34.50	$43.61

    There were approximately 228 holders of record of shares of the Company's common stock as of December 31, 2006. However, management believes there are in excess of 1,000 beneficial owners of the stock.

Five Year Stock Performance Graph

    The comparison of five year cumulative returns among the Company, the companies listed in the Standard & Poor's 500 Index ("S&P 500 Index") and the S&P Property & Casualty Insurance Index (the "Insurance Index") is as follows:

		Cumulative Indexed Returns Years Ending December 31,
Company / Index	Base Period 2001
		2002	2003	2004	2005	2006
The Navigators Group, Inc.	100	114.18	153.58	149.80	216.97	239.70
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P 500 Property & Casualty Insurance	100	88.98	112.48	124.20	142.97	161.38

    The Five Year Stock Performance Graph and related Indexed Returns table, as presented above, which were prepared with the aid of S&P, reflects the cumulative return on the Company's common stock, the S&P 500 Index and the Insurance Index assuming an original investment in each of $100 on December 31, 2001 (the "Base Period") and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2001 are measured as a change from this Base Period.

    The following Annual Return Percentage table, which was prepared with the aid of S&P, reflects the annual return on the Company's common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage Years Ending December 31,
Company / Index
	2002	2003	2004	2005	2006
The Navigators Group, Inc.	14.2	34.5	-2.5	44.8	10.5
S&P 500 Index	-22.1	28.7	10.9	4.9	15.8
S&P 500 Property & Casualty Insurance	-11.0	26.4	10.4	15.1	12.9

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

Recent Sales of Unregistered Securities

    None

Use of Proceeds from Public Offering of Debt Securities

    In April 2006, we completed our public offering of $125 million of 7% senior notes. Our use of the offering proceeds has been previously reported in current reports on Form 8-K and our quarterly reports on Form 10-Q that we have filed with the SEC.

Purchases of Equity Securities by the Issuer

    We have not repurchased any of our common stock during the year ended December 31, 2006.

Item 6. SELECTED FINANCIAL DATA

    The following table sets forth selected consolidated financial data including consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2006 derived from the Company's audited consolidated financial statements. You should read the table in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands, except per share data)
Operating Information:
Gross written premium	$970,790	$779,579	$696,146	$606,492	$447,838
Net written premium	520,807	380,659	312,730	307,128	266,090
Net earned premium	468,323	338,551	310,995	277,651	222,104
Net investment income	56,895	37,069	26,795	19,550	18,058
Net realized capital gains (losses)	(1,026)	1,238	922	1,875	1,668
Total revenues	526,594	385,219	343,029	304,718	248,478
Income before income taxes	106,617	33,754	52,092	2,792	22,216
Net income	72,563	23,564	34,865	7,685	16,397
Net income per share:
Basic	$4.34	$1.74	$2.77	$0.81	$1.94
Diluted	$4.30	$1.73	$2.74	$0.80	$1.89
Average common shares (000s):
Basic	16,722	13,528	12,598	9,446	8,463
Diluted	16,856	13,657	12,715	9,585	8,676
Combined loss & expense ratio(1):
Loss ratio	57.7%	69.6%	60.5%	76.0%	64.6%
Expense ratio	30.1%	31.7%	31.7%	30.6%	34.0%

Total	87.8%	101.3%	92.2%	106.6%	98.6%
Balance Sheet Information (at end of year):
Total investments and cash	$1,475,910	$1,182,236	$854,933	$693,592	$452,885
Total assets	2,956,686	2,583,249	1,756,678	1,379,458	917,919
Gross loss and LAE reserves	1,607,555	1,557,991	966,117	724,612	489,642
Net loss and LAE reserves	696,116	578,976	463,788	374,171	264,647
Debt	123,560	—	—	—	14,500
Stockholders' equity	551,343	470,238	328,578	290,028	171,275
Common shares outstanding (000s)	16,736	16,617	12,657	12,535	8,486
Book value per share(2)	$32.94	$28.30	$25.96	$23.14	$20.18
Statutory surplus of Navigators Insurance Company	$524,188	$356,484	$235,561	$210,324	$128,543

(1)
Calculated based on earned premium. The 2005 and prior years expense ratios have been restated to reflect the change in segment reporting in 2006.

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

Overview

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company's underwriting segments consists of insurance company operations and operations at Lloyd's of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors' liability and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd's Operations. The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd's Operations include NUAL, a Lloyd's underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd's corporate members.

    While management takes into consideration a wide range of factors in planning the Company's business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management's assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on managing the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management's outlook for our operations. The Insurance Companies' operations and ability to grow their business and take advantage of market opportunities are particularly constrained by regulatory capital requirements and rating agency assessments of capital adequacy. For example, we contributed $100 million of the approximately $123.5 million in net proceeds we received from our April 2006 public debt offering and we contributed $120 million of the approximately $123.8 million in net proceeds we received from our October 2005 equity offering to the statutory surplus of Navigators Insurance Company in order to position the Company to be able to capitalize on domestic and international insurance business opportunities that management believes will be profitable.

    The discussions that follow include tables, which contain both our consolidated and segment operating results for each of the years in the three-year period ended December 31, 2006. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from premiums earned, less net losses and LAE, commission expense and other operating expenses and other income and expenses related to underwriting activities. The combined ratio is derived by taking such net losses and LAE, commission expense, other operating expenses and other income and expenses divided by earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

    Although not a financial measure, management's decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and low frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory coverage requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull which provides coverage for physical damage to, for example, highly valued cruise ships, and directors and officers liability ("D&O") insurance which covers litigation exposure of a corporation's directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

    Our revenue is primarily comprised of premiums and investment income. The Insurance Companies derive their premiums primarily from business written by the Navigators Agencies, which are wholly-owned insurance underwriting agencies of the Company. The Lloyd's Operations derive their premiums from business written by NUAL. Beginning in 2006, the Navigators Agencies produce and manage business only for the Insurance Companies and are reimbursed for actual costs. Prior to 2006, the Navigators Agencies received commissions and, in some cases, profit commissions on the business produced on behalf of the Insurance Companies and other unaffiliated insurers. NUAL is reimbursed for its actual costs and, where applicable, profit commissions on the business produced for Syndicate 1221.

    Over the past three to four years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases, particularly for the offshore energy risks located in the Gulf of Mexico. The 2006 year average renewal rate increases for all marine lines of business, including offshore energy, was approximately 11% in the Insurance Companies and 13% in the Lloyd's Operations. Included in the marine rate increases for the 12 months of 2006 are offshore energy rate increases of approximately 54% in the Insurance Companies and 57% in the Lloyd's Operations. We expect overall moderate declines in 2007 pricing for marine lines of business, including offshore energy, as additional capacity re-enters the marine market.

    Specialty liability losses in 2001 to 2003, particularly for our construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in approximate rate increases of 13% in 2004 and 49% in 2003. This was followed by a slight decline in rates of approximately 1% in 2005. The 2006 year average renewal rates for the construction liability business declined approximately 6%, primarily due to additional competition in the marketplace. We expect competitive conditions will continue into 2007 resulting in continued moderate declines in pricing for construction liability and excess liability business.

    In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Average professional liability renewal premium rates were relatively level in both the 2006 and 2005 years after decreasing approximately 3% in 2004 which followed substantial rate increases in 2003 and 2002, particularly for D&O insurance. The D&O insurance premium rates decreased approximately 2%

for the 2006 year, after decreases of approximately 2% in 2005 and 10% in 2004. We anticipate continuing moderate declines in 2007 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.

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

    For additional information regarding our business, see "Description of Business—General."

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

    The Company has significant catastrophe exposures throughout the world with the largest catastrophe exposure for offshore energy risks due to hurricanes in the Gulf of Mexico. The Company believes that its estimated probable maximum pre-tax gross and net loss exposure in a one in two hundred and fifty year hurricane event in the Gulf of Mexico would approximate $168 million and $32 million, respectively, including the cost of reinsurance reinstatement premiums. There are a number of significant assumptions and related variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.

    The occurrence of large catastrophic loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations. Although the reinsurance agreements make the reinsurers liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses even if a reinsurer fails to meet its obligations under the reinsurance agreement.

Hurricanes Katrina, Rita and Wilma

    Hurricanes Katrina and Rita (the "2005 Hurricanes") which occurred in the 2005 third quarter generated substantial losses to the property and casualty industry and the marine and energy insurance market due principally to offshore energy losses. Hurricane Wilma, which occurred in the 2005 fourth quarter, also generated substantial losses to the property and casualty industry but was not significant to either the marine and energy line of business or to the Company in general, in comparison to Hurricanes Katrina and Rita. There were no significant hurricane losses in 2006 that impacted the marine and energy lines of business of the Company.

    The impact of the 2005 Hurricanes on our 2005 financial results follow:

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

    Hurricane Katrina struck Louisiana, Mississippi, Alabama and surrounding areas on August 29, 2005 and Hurricane Rita struck Texas and Louisiana and surrounding areas on September 24, 2005. Both storms caused significant destruction in these areas including offshore energy exposures in the Gulf of Mexico. Our initial estimates of net losses related to each hurricane were developed from a combination of preliminary claims notifications received from brokers and insureds, portfolio modeling based upon the storm tracks of these hurricanes and the Company's own internal assessment of the exposures insured under individual policies. A substantial portion of the Company's estimated loss is due to offshore energy exposures in the Gulf of Mexico. Since the 2005 third quarter, the Company has been continually monitoring the development of paid and reported claims activities in relation to the estimate of ultimate losses established for the 2005 Hurricanes. Management believes that the gross and net loss reserves established for the 2005 Hurricanes are adequate at December 31, 2006 and that any adverse loss development, for gross claims, should any occur, would be contained within our reinsurance program. Our actual losses from such hurricanes may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that for the purpose of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from the 2005 Hurricanes are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

    Approximately 25% of the gross losses incurred for the 2005 Hurricanes were generated by our Lloyd's Operations from assumed excess of loss marine reinsurance, a substantial portion of which was retroceded. A large portion of this assumed reinsurance was not renewed in 2006.

    To the extent a hurricane similar in force and following similar paths of Hurricane Katrina or Rita were to occur in 2007, the Company's gross losses would be substantially less than in 2005 given the reductions in coverages provided by the Company in the Gulf of Mexico but the net loss would be substantially greater given the reduced availability of excess of loss reinsurance protection for such exposures coupled with the increased cost of excess of loss reinstatement premiums.

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

    The insurance industry has become the subject of increasing scrutiny with respect to insurance broker and agent compensation arrangements, and certain sales practices. Federal and state regulators have conducted investigations and other proceedings relating to the payment of contingent commissions by insurance companies to insurance brokers and agents and the extent to which such compensation has been disclosed, and the solicitation and provision of fictitious or inflated quotes. These investigations and proceedings could result in legal precedents and new industry-wide practices or legislation, rules or regulations that could significantly affect our industry and may also cause stock price volatility for companies in the insurance industry.

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

    The reinsurance industry has also been the subject of scrutiny with respect to the alleged improper use of reinsurance agreements to manipulate financial reporting results. Federal and state regulators have conducted investigations and other proceedings related to reinsurance agreements in which the insurance risk transferred between the ceding company and reinsurer may have been insufficient to properly account for such transactions as reinsurance in financial statements filed with insurance regulatory authorities and the SEC. Such transactions may include separate or "side" agreements that reduce, limit or mitigate the indemnification against loss or liability relating to the insurance risk transferred to the reinsurer in a reinsurance agreement.

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

Critical Accounting Policies

    It is important to understand our accounting policies in order to understand our financial statements. Management considers certain of these policies to be critical to the presentation of the financial results, since they require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the reporting period. Certain of the estimates result from judgments that can be subjective and complex and, consequently, actual results may differ from these estimates, which would be reflected in future periods.

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

    Reserves for Losses and LAE. Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Additional information regarding our loss reserves can be found in "—Results of Operations—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred," "Description of Business—Reserves," and Note 5 to our consolidated audited financial statements, all of which are included herein.

    Reinsurance Recoverables. Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Additional information regarding our reinsurance recoverables can be found in the "Description of Business—Reinsurance Ceded" section and Note 6 to our consolidated audited financial statements, both included herein.

    Written and Unearned Premium. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Additional information regarding our written and unearned premium can be found in Notes 1 and 6 to our consolidated audited financial statements, both included herein.

    Substantially all of our business is placed through agents and brokers. Since the vast majority of the Company's gross written premium is primary or direct as opposed to assumed (93% direct in 2006, 90% direct in 2005 and 89% in 2004) the delays in reporting assumed premium generally do not have a significant effect on the Company's financial statements, since we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.

    A portion of the Company's premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd's Operations. We generally do not experience any significant backlog in processing premiums. Of the

$971 million of gross written premium recorded in 2006, $96 million or 10% was estimated. The estimated premium was 11% and 15% of the gross written premium in 2005 and 2004, respectively. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

    Deferred Tax Assets. We apply the asset and liability method of accounting for income taxes whereby deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Additional information regarding our deferred tax assets can be found in Notes 1 and 7 to our consolidated audited financial statements, both included herein.

    Impairment of Investment Securities. Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. For additional detail regarding our investment portfolio at December 31, 2006 and 2005, including disclosures regarding other-than-temporary declines in investment value, see the "Description of Business—Investments" section and Note 4 to our consolidated audited financial statements, both included herein.

    As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security's unrealized loss represents an other-than- temporary decline. The Company's ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions and assessing value relative to other comparable securities. Management of the Company's investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company's portfolio as available for sale.

    Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management to the extent the investment manager is contemplating a transaction or transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management if they are contemplating a transaction or transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.

    Accounting for Lloyd's Results. We record our pro rata share of Syndicate 1221's assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd's three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (the "RITC"). The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the RITC transaction. Additional information regarding our accounting for Lloyd's results can be found in Note 1 to our consolidated audited financial statements, included herein.

    Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation, issued by the Financial Accounting Standards Board ("FASB"). Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Statement of income amounts expressed in functional currencies are translated using average exchange rates.

    Gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company's Consolidated Statements of Income.

Results of Operations and Overview

    The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2006, 2005 and 2004. All earnings per share data is presented on a per diluted share basis.

    Net income for 2006, 2005 and 2004 was $72.6 million or $4.30 per share, $23.6 million or $1.73 per share and $34.9 million or $2.74 per share, respectively. The 2005 year was adversely impacted by Hurricanes Katrina and Rita. When excluding the storm losses in 2005, underwriting profitability during such periods, as measured by the Company's combined ratios, has improved for the 2006, 2005 and 2004 business written. This improvement in underwriting profitability reflects increasing premium rates as a result of favorable market conditions beginning in late 2000 and continuing to a lesser extent through 2004, and then leveling off in 2005 and remaining level or declining slightly in 2006 except for marine offshore energy rates which increased beginning in the 2005 fourth quarter and into 2006 as a result of Hurricanes Katrina and Rita. We experienced premium growth as measured by net earned premium in 2006, 2005 and 2004 of 38.3%, 8.9% and 12.0%, respectively, due to the combination of increased premium rates and business expansion.

    Consolidated stockholders' equity increased 17% to $551.3 million or $32.94 per share at December 31, 2006 compared to $470.2 million or $28.30 per share at December 31, 2005. The increase was primarily due to 2006 net income of $72.6 million.

    On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company.

    Cash flow from operations was $146.0 million, $247.8 million and $158.5 million in 2006, 2005 and 2004, respectively, contributing to the growth in invested assets and net investment income. Investment income increased 53.5% in 2006 to $56.9 million compared to 2005 and increased 38.4% in 2005 to $37.1 million compared to 2004 as the result of both the increase in invested assets and the increase in investment yields. The 2006 cash flow from operations was reduced by gross loss payments of approximately $146.5 million for losses from the 2005 Hurricanes and $19.9 million for settled asbestos claims less reinsurance recoveries of approximately $70.5 million and $3.7 million, respectively. Reinsurance recoverables of $66.6 million and $7.7 million for such 2006 gross loss payments for losses from the 2005 Hurricanes and settled asbestos claims, respectively, are due to be collected from reinsurers in subsequent accounting periods.

2006 Results

    The 2006 results of operations continue to reflect improved financial performance compared to 2005 (excluding the 2005 Hurricanes) and 2004 due to a combination of improved underwriting results and the growth in net investment income.

    The 2006 underwriting results generally benefited from the stable or slightly declining market conditions in the professional liability and general liability markets and improved market conditions as reflected in increased premium rates in the marine business coupled with the recording of a net redundancy of prior years' loss reserves of $17.2 million which reduced the 2006 combined ratio of 87.8% by 3.7 loss ratio points.

    Net investment income increased 53.5% due to the cash flow from operations coupled with the net proceeds from the Company's April 2006 debt offering and the Company's October 2005 equity offering, and the increase in the pre-tax investment yield to 4.4% in 2006 compared to 3.8% in 2005.

2005 Results

    The 2005 results of operations reflect improved financial performance consistent with the 2004 year excluding hurricane losses. The 2005 results of operations were adversely impacted by an after-tax charge of $23.9 million or $1.75 per share from the losses resulting from Hurricanes Katrina and Rita. The Company's combined ratio of 101.3% was negatively impacted by 10.5 points from Hurricanes Katrina and Rita while being reduced by 1.1 loss ratio points from a net redundancy of prior years' loss reserves of $3.8 million.

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

2004 Results

    The 2004 underwriting results benefited from the improved market conditions as reflected in increased premium rates coupled with the recording of a net redundancy of prior years' loss reserves of $3.8 million which reduced the 2004 combined ratio of 92.2% by 1.2 loss ratio points.

    While pre-tax investment yields declined to 3.5% in 2004 compared to 3.8% in 2003, net investment income increased 37% due to the cash flow from operations coupled with the net proceeds of the Company's October 2003 equity offering.

        Revenues.    Gross written premium increased to $970.8 million in 2006 from $779.6 million in 2005 and from $696.1 million in 2004, increases of 25%, 12% and 14.8% in 2006, 2005 and 2004, respectively. The growth in gross premiums over the three year period reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies. The premium rate increases or decreases as noted below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced compared to renewal business. The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Year Ended December 31,
	2006				2005				2004
	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium	Gross Written Premium	%	Net Written Premium	Net Earned Premium
	($ in thousands)
Insurance Companies:
Marine	$266,351	27.4%	$128,920	$115,093	$233,688	29.9%	$88,591	$83,499	$210,326	30.2%	$79,278	$80,476
Specialty	311,376	32.1%	195,104	172,479	210,483	27.0%	145,199	117,208	150,068	21.6%	79,944	86,437
Professional Liability	92,760	9.6%	51,192	41,437	86,929	11.2%	35,626	30,118	70,955	10.2%	26,625	21,021
Other (includes run-off)	2,359	0.2%	963	714	(1,419)	(0.2)%	(1,671)	(779)	26,268	3.7%	26,903	40,825

Insurance Cos. Total	672,846	69.3%	376,179	329,723	529,681	67.9%	267,745	230,046	457,617	65.7%	212,750	228,759

Lloyd's Operations:
Marine	245,134	25.3%	127,636	130,644	207,170	26.6%	99,797	102,632	230,825	33.2%	93,245	79,908
Professional Liability	21,759	2.2%	9,016	4,237	6,646	0.9%	2,613	1,240	—	0.0%	—	—
Other	31,051	3.2%	7,976	3,719	34,567	4.4%	10,504	4,633	33,042	4.7%	6,735	2,328

Lloyd's Ops. Total	297,944	30.7%	144,628	138,600	248,383	31.9%	112,914	108,505	263,867	37.9%	99,980	82,236

Intercompany elimination	—	0.0%	—	—	1,515	0.2%	—	—	(25,338)	(3.6%)	—	—

Total	$970,790	100.0%	$520,807	$468,323	$779,579	100.0%	$380,659	$338,551	$696,146	100.0%	$312,730	$310,995

Gross Written Premium

    Insurance Companies' Gross Written Premium

    Marine Premium.    The gross written premium for 2006 consisted of 32% marine liability, 20% offshore energy, 10% transport, 10% cargo and 9% protection & indemnity, with the remainder in other marine related classes of business.

    The marine gross written premium for 2006 increased 14.0% compared to 2005 due to growth across several lines of business including offshore energy which benefited from rate increases following losses from the 2005 Hurricanes and protection & indemnity where growth was driven by new business. The average marine renewal premium rates during 2006 increased approximately 11%, including the approximate 54% increase in offshore energy rates which was primarily the result of the 2005 Hurricane losses. We expect overall moderate declines in 2007 pricing for marine business including offshore energy lines of business as additional capacity re-enters the marine market. The 2005 marine gross written premium increased 11.1% principally due to growth across several lines of business including cargo, offshore energy and liability. The rate increases in the marine business averaged approximately 1.5% in 2005. During 2005, we also began to insure customs bonds. Navigators Insurance Company obtains its marine business through participation in the marine pool managed by the Navigators Agencies. Its participation in the marine pool was 85% in 2005 and 80% in 2004. Commencing in 2006, the marine pool was eliminated and, therefore, all of the marine business generated by the Navigators Agencies was exclusively for Navigators Insurance Company.

    Specialty Premium.    The gross written premium for 2006 consisted of 51% general liability business for small general and artisan contractors, 17% excess casualty business, 12% commercial middle markets business, 11% personal umbrella business, 7% primary casualty business and the remainder in other targeted commercial risks.

    The 2006 gross written premium increased 47.9% when compared to 2005 reflecting growth across all lines of business and premiums generated from our primary casualty business, which started in the third quarter of 2006. During 2005 we launched our excess casualty division in the first quarter and expanded our presence in the hospitality business by writing general liability insurance which includes liquor law liability coverage for commercial establishments such as bars, restaurants and night clubs contained in our middle markets unit. We also commenced writing first party personal lines warranty coverage on underground fuel tanks excluding pollution coverage. The average renewal rate changes in the contractors' liability business decreased approximately 6% and 1% in 2006 and 2005, respectively, following increases of 13% and 49% in 2004 and 2003, respectively. The recent premium rate decreases were reflective of softening market conditions which are expected to continue into 2007.

    Professional Liability Premium.    The gross written premium for 2006 consisted of 68% D&O insurance for privately held and publicly traded corporations, 24% professional liability coverage for lawyers and other professionals and 8% professional liability coverage for architects and engineers. In 2002, the professional liability business was expanded to include errors and omissions insurance and employment practices liability coverages. Commencing in October 2004, our U.K. Branch began writing professional liability coverages for U.K. solicitors and, in 2005 we began writing professional liability coverages for architects and engineers. The professional liability premium increased 6.7% to $92.8 million in 2006 from $86.9 million and 22.4% in 2005 compared to $71.0 million in 2004 reflecting growth and the expansion of this business for all lines. Approximately $6.6 million of international professional liability business written by the insurance companies in 2005 has been renewed in the Lloyd's Operations in 2006. Average overall renewal premium rates for this business were relatively level in 2006 and 2005 after decreasing approximately 3.2% in 2004 compared to increases of approximately 28% in 2003. D&O rates decreased approximately 2% in 2006, 2.3% in 2005 and 9.5% in 2004. These premium rate decreases were reflective of softening market conditions which are expected to continue into 2007.

    During the 2006 first quarter, the Company entered into an agreement to acquire the renewal rights to the D&O and employment practices liability policy portfolios of Genesis Professional Liability Managers, Inc. ("Genesis"). The transaction does not include any past or existing liabilities of the policy portfolios. The Company will pay an annual override or fee to Genesis based on gross written premium for a two year period to the extent the Genesis business is underwritten and renewed by the Company. The Company believes that it may renew up to $10 million of premium from such business over an annual period. However, the amount renewed may be a lesser or greater amount than expected. Through December 31, 2006, $6.6 million of the Genesis business has been renewed.

    Other Premiums.    Other premiums include gross written premium assumed from our Syndicate 1221 through quota share treaties consisting of marine and energy business of ($1.5) million in 2005 and $26.0 million in 2004. In 2005, the negative premium represents the reversal of prior year premium accruals. The 2004 gross written premium includes $22.2 million of gross and net written and earned premium, representing Navigators Insurance Company's share of reinsurance to close premiums recorded by Syndicate 1221 as a result of the transfer of assets and liabilities from the participants of the 2002 underwriting year to the 2003 underwriting year of Syndicate 1221. The RITC had no effect on the 2006 or 2005 gross written premium.

    Lloyd's Operations' Gross Written Premium

    Marine Premium.    The gross written premium for 2006 consisted of 42.6% cargo and specie, 24.2% offshore energy, 19.4% marine liability, 6.5% assumed excess of loss on marine business, 6.4% hull, and the remainder in other marine related classes of business.

    Our gross written premium is based on the amount of Syndicate 1221's stamp capacity that we provide. Our percentage of participation in the stamp capacity was 100 % in 2006, 97.5% in 2005 and 97.4% in 2004. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write based on a business plan approved by the Council of Lloyd's. The Syndicate's stamp capacity was £123 million ($226 million), £135 million ($246 million) and £150 million ($275 million) in 2006, 2005 and 2004, respectively. The marine gross written premium increased 18.3% in 2006 compared to 2005 and decreased 10.2% in 2005 compared to 2004. In September 2005, the Company purchased the remaining outstanding minority interest of Syndicate 1221's stamp capacity for the 2006 underwriting year.

    The 2006 increase of 18.3% resulted from growth across several lines of business but primarily offshore energy which benefited from rate increases following losses from the 2005 Hurricanes. The 2005 decrease of 10.2% in gross written premium resulted from the RITC transaction recorded in 2004. Excluding the RITC recorded in 2004, the 2005 marine gross written premium increased 7.5%. Substantially all of the 21.5% increase in 2004 gross written premium represents premiums recorded as RITC premium representing the transfer of assets and liabilities from the participants of the 2002 underwriting year to the 2003 underwriting year in which Navigators had increased its participation to 97.4% from 68.1%. The RITC transaction is recorded as additional written and earned premium, losses incurred, loss reserves and receivables all in the same amount, net and gross of applicable ceded reinsurance amounts. There are no gains or losses recorded on the transaction. The RITC amounts were $0 in 2006, $7,000 in 2005 and $38.1 million in 2004.

    The generally improved pricing environment since 2002 resulted in Syndicate 1221 increasing its stamp capacity in 2004 to take advantage of favorable market conditions as reflected in higher average renewal premium rates averaging 0.6% in 2004 and 15% in 2003. The stamp capacities for 2006 and 2005 were reduced in anticipation of less favorable market conditions in 2006 and 2005 and reflecting unused stamp capacity in 2004. The 2007 stamp capacity has been increased to £140 million ($273 million), reflecting modest growth in marine business and business expansion in new lines of business such as international professional liability and property business.

    The average renewal premium rate increased approximately 13% and 2.8% in 2006 and 2005, respectively. The most significant increases started in the 2005 fourth quarter in the offshore energy business resulting from losses caused by Hurricanes Katrina and Rita. Overall premium rates are expected to decline modestly in 2007.

    In January 2005, we formed Navigators NV, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and writes transport liability, cargo and marine liability business on behalf of Syndicate 1221.

    Professional Liability Premium.    Syndicate 1221 commenced writing international D&O business during the second quarter of 2005 and produced $21.8 million and $6.6 million of international D&O gross written premium in 2006 and 2005, respectively.

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

    The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	2006		2005		2004
	Ceded Written Premium	% of Gross Written Premium	Ceded Written Premium	% of Gross Written Premium	Ceded Written Premium	% of Gross Written Premium
	($ in thousands)
Insurance Companies
Marine	$137,431	51.6%	$145,097	62.1%	$131,048	62.3%
Specialty	116,272	37.3%	65,284	31.0%	70,124	46.7%
Professional Liability	41,568	44.8%	51,303	59.0%	44,330	62.5%
Other (includes run-off)	1,396	59.2%	252	NM	(635)	NM

Subtotal	296,667	44.1%	261,936	49.5%	244,867	53.5%

Lloyd's Operations
Marine	117,498	47.9%	107,373	51.8%	137,580	59.6%
Professional Liability	12,743	58.6%	4,033	60.7%	—	NM
Other	23,075	74.3%	24,063	69.6%	26,307	79.6%

Subtotal	153,316	51.5%	135,469	54.5%	163,887	62.1%

Intercompany elimination	—	NM	1,515	100.0%	(25,338)	100.0%

Total	$449,983	46.4%	$398,920	51.2%	$383,416	55.1%

    NM = not meaningful

    The increases in the total dollar amount ceded each year were primarily due to the increases in the gross written premium.

    The ratio of total ceded written premium to total gross written premium in 2006 was 46.4% compared to 51.2% for 2005 and 55.1% for 2004. The Insurance Companies' marine and Lloyd's Operations 2005 ceded written premium includes $14.4 million of reinstatement premium related to the losses from the 2005 Hurricanes. The Insurance Companies' marine and Lloyd's Operations 2004 ceded written premium includes $1.5 million and $0.8 million, respectively, of reinstatement premium related to the losses from Hurricane Ivan.

    Excluding the effects of ceded reinstatement premiums for hurricane losses on both 2005 and 2004, the ratios of ceded written premium to gross written premium were 46.4%, 49.3% and 54.8% for 2006, 2005 and 2004, respectively. The ratio of ceded premium declined in 2006 compared to 2005 as we have retained more premiums in our marine unit by eliminating the third party participation in our marine pool in 2006, restructured our professional liability reinsurance to retain more business net effective April 1 2006, purchased the 2.5% minority interest and replaced a 5% capacity provider with our own letter of credit in Syndicate 1221 effective January 1, 2006. The ratio decline in 2005 ceded premium is principally due to three factors: the March 31, 2005 cancellation of a quota share reinsurance agreement for the specialty business, Navigators Insurance Company's increased participation in the marine pool to 85% in 2005 compared to 80% in 2004; and a gross and ceded reduced RITC transaction amount in 2005 compared to 2004.

        Net Written Premium.    The 2006 net written premium increased 36.8% compared to 2005 and increased 31.8% when the $14.5 million of ceded reinstatement premiums as a result of the 2005 Hurricanes are excluded. The 2005 net written premium increased 21.7% compared to 2004 reflecting increased premium writings coupled with retaining more of the business written due to the reductions in ceded reinsurance premiums discussed above and 26.3% when the effects for ceded reinstatement premiums as a result of the 2005 Hurricanes are excluded.

        Net Earned Premium.    Net earned premium increased 38.3% in 2006 compared to 2005 and increased 8.9% in 2005 compared to 2004. The 2006 net earned premium reflects the strong growth in written premiums and the effect of ceded reinstatement premiums resulting from storm losses that affected 2005. The 2005 net earned premium was reduced by $14.5 million of reinstatement premium as a result of the losses from the 2005 Hurricanes. Excluding the effects for ceded reinstatement premiums as a result of the 2005 Hurricanes, net earned premium increased 32.7% in 2006 compared to 2005 and increased 13.5% in 2005 compared to 2004. The 2005 and 2004 net earned premium include $2.5 million and $12.8 million, respectively, as a result of the RITC transactions.

        Commission Income.    Commission income from unaffiliated business decreased 45.9% to $3.1 million in 2006 compared to $5.7 million in 2005 and $4.8 million in 2004. The 2006 amount reflects the elimination of the marine pool. The 2005 increase principally resulted from higher profit commission in the Lloyd's Operations on the closing of the 2003 year of account. Commission income from the Navigators Agencies decreased as the result of less profit commission due to the losses generated by Hurricanes Katrina and Rita and the increase in Navigators Insurance Company's participation in the marine pool to 85% in 2005 from 80% in 2004. Beginning with the 2006 underwriting year, there are no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.

        Net Investment Income.    Net investment income increased 53.5% and 38.3% in 2006 and 2005, respectively, due primarily to the increase in invested assets resulting from positive cash flow from operations, net proceeds from the debt and common stock offerings of $123.5 million and $123.8 million received in April 2006 and October 2005, respectively, and increased yields. See the "Description of Business—Investments" section included herein for additional information regarding our net investment income.

        Net Realized Capital Gains (Losses).    Pre-tax net income included $1.0 million of net realized capital losses for 2006 compared to net realized capital gains of $1.2 million for 2005 and $0.9 million for 2004. On an after-tax basis, the net realized capital losses were $0.7 million or $0.04 per share for 2006 compared to net realized capital gains of $0.8 million or $0.06 per share and $0.6 million or $0.05 per share for 2005 and 2004, respectively.

        Other Income/(Expense).    Other income/(expense) for 2006, 2005 and 2004 consisted principally of both foreign exchange gains and (losses) of ($1.8) million, $1.7 million and ($1.3) million, respectively, primarily related to the Lloyd's Operations, and of inspection fee income of $0.9 million, $1.0 million and $0.9 million, respectively, related to the specialty insurance business.

Operating Expenses.

    Net Losses and Loss Adjustment Expenses Incurred.    The ratios of net loss and loss adjustment expenses incurred to net earned premium (loss ratios) were 57.7%, 69.6% and 60.5% in 2006, 2005 and 2004, respectively. The 2006 loss ratio of 57.7% was favorably impacted by 3.7 loss ratio points resulting from the $17.2 million net redundancy of prior year loss reserves. The 2005 loss ratio of 69.6% was negatively impacted by 9.2 loss ratio points related to the 2005 Hurricanes. The 2005 loss ratio was favorably impacted by 1.1 loss ratio points resulting from the $3.8 million net redundancy of prior years' loss reserves. The 2004 loss ratio increased by 1.6 loss ratio points as a result of $2.9 million of net losses and $2.2 million of net reinstatement premiums from Hurricane Ivan. The 2004 loss ratio was favorably impacted by 1.2 loss ratio points resulting from the $3.8 million net redundancy of prior year loss reserves. We do not discount any of our loss reserves.

    The following table sets forth our net loss and LAE reserves by segment and line of insurance business and the total case reserves and IBNR as of the date indicated:

	December 31,
	2006	2005	2004
	($ in thousands)
Insurance Companies:
Marine	$179,393	$162,644	$130,439
Specialty	260,844	193,755	150,347
Professional Liability	51,571	33,133	19,001
Other (includes run-off business)	19,299	20,831	60,302

Total Insurance Companies	511,107	410,363	360,089

Lloyd's Operations:
Marine	173,497	161,262	99,565
Other	11,512	7,351	4,134

Total Lloyd's Operations	185,009	168,613	103,699

Total net loss reserves	$696,116	$578,976	$463,788

Total net case loss reserves	$243,183	$228,423	$189,746
Total net IBNR loss reserves	452,933	350,553	274,042

Total net loss reserves	$696,116	$578,976	$463,788

    At December, 2006, the IBNR loss reserve was $452.9 million or 65.1% of our total loss reserves compared to 60.5% in 2005 and 59.1% in 2004.

    The increase in net loss reserves in all active lines of business is generally a reflection of the growth in premium volume over the last three years coupled with a changing mix of business to longer tail lines of business such as the specialty lines of business (construction defect, commercial excess, primary excess and personal umbrella), professional liability lines of business and marine liability and transport business in ocean marine. These products, which typically have a longer settlement period compared to the mix of business the Company has historically written, are becoming larger components of our overall business. The 2005 marine net loss reserve increase for both the Insurance Companies and Lloyd's Operations also increased due to loss reserves established for the 2005 Hurricanes. The increase in the 2005 marine net loss reserves for the Lloyd's Operations also contains loss reserves assumed from reinsurers and the Insurance Companies in connection with the RITC transaction for the 2003 underwriting year of account. The decrease in the 2005 other reserves for the Insurance Companies resulted from the previously mentioned RITC transaction.

    The above net loss and LAE reserves represent gross reserves for losses and LAE reduced for reinsurance receivable on such amounts as follows:

	December 31,
	2006	2005	2004
	($ in thousands)
Total gross reserves for losses and LAE	$1,607,555	$1,557,991	$966,117
Total reinsurance reoverable on unpaid losses and LAE reserves	911,439	979,015	502,329

Total net loss reserves	$696,116	$578,976	$463,788

    The increase in gross incurred losses on the Company's 2006 and 2005 balance sheets primarily relates to incurred losses for events occurring in those years less loss payments. Approximately 79% of the 2005 increase in the gross loss reserves and 94% of the 2005 increase in reinsurance recoverables relate to losses from the 2005 Hurricanes. Gross loss reserves and related reinsurance recoverable amounts related to losses from the 2005 Hurricanes at December 31, 2006 were $319.2 million and $309.2 million, respectively.

    The recoverable amounts above are exclusive of $108.9 million of reinsurance recoverable for all paid losses at December 31, 2006 of which $66.6 million related to the 2006 gross payments for losses from the 2005 Hurricanes. With the recording of gross losses, the Company assesses its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.

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

    As discussed below and under the caption "Description of Business—Loss Reserves," there are a number of factors that could cause actual losses and loss adjustment expenses to differ materially from the amount that we have reserved for losses and loss adjustment expenses.

    The process of establishing loss reserves is complex and imprecise as it must take into account many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

    IBNR loss reserves are calculated by the Company's actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred BornheutterFerguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business.

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

    For certain long tail classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, estimates are based on both expected losses and actual reported losses. These classes include our contractors liability business and directors and officers liability business, among others. For these classes, we set ultimate losses for each underwriting year reflecting several factors, including our evaluation of loss trends and the current risk environment. The expected ultimate losses are adjusted as the underwriting year matures.

    While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our contractors liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data. For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs. The legislation and its potential impact is discussed in the "Description of Business—Loss Reserves" section included herein. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.

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

    As underwriting years age, for each subsequent quarter and following years, our actuaries, with management, continue to update and refine their estimates of selected ultimate loss ratios for each line of business by underwriting year, using the actuarial methods referred to above and incorporating relevant factors that generally include actual loss development, recent claims activity, number and dollar amount of open claims, risk characteristics of the particular line of business, the potential effects of changes in underwriting and claims procedures, historic performance relative to expectations and the relationship of the IBNR reserve levels across underwriting years and between similar lines of business. The output of this process results in refinements to the ultimate loss ratios. Such refinements to the ultimate loss ratios for the prior underwriting years generate prior year redundancies or deficiencies recorded in the year such refinements are made, as discussed below.

    Prior year reserve redundancies of $17.2 million, $3.8 million and $3.8 million were recorded in 2006, 2005 and 2004, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.

    Following is a discussion of relevant factors impacting our 2006 loss reserves.

    The Insurance Companies recorded $4.8 million of net prior years' savings for marine business consisting of $7.9 million for business written in 2004 and 2005 mostly for favorable loss experience in cargo and marine liability business, partially offset by net prior years' reserve deficiencies of $3.1 million for 2003 and prior years.

    The Insurance Companies recorded $6.1 million of net prior years' savings for specialty business of which $18.6 million was for favorable loss trends for construction liability business written in 2005 and 2004 offset by net prior years' reserve deficiencies of $12.5 million principally for business written from 2003 to 2000 which was mostly for construction defect claims emergence in those years.

    The Insurance Companies have historically reserved for the professional liability business using ultimate loss ratios based on industry experience for this relatively new line of business written since 2001. During 2006 the Insurance Companies further reduced the net reserves for such claims made policies compared to year-end 2005, by $1.2 million mostly related to the 2004 year. The reductions were to recognize the low level of claim counts and continued favorable development compared to expectations at the time the reserves were initially established.

    The Lloyd's Operations recorded $4.5 million of net prior years' savings, which included $1.1 million related to a loss commutation for the 1999 to 2002 years, with the balance spread across several lines of business in the 2002 to 2004 years.

    Following is a discussion of relevant factors impacting our 2005 loss reserves.

    As discussed above, the Company establishes reserves for the professional liability business using ultimate loss ratios based on industry experience. During 2005, the Insurance Companies further reduced the reserves for such claims-made policies compared to year-end 2004, by approximately $3 million mostly all related to the 2003 and 2002 underwriting years. The reductions were to recognize the low level of claim counts and continued favorable development compared to expectations at the time the reserves were initially established.

    The Insurance Companies recorded $1.6 million of net prior years' savings from business assumed from the Lloyd's Operations principally related to the 2003 underwriting year where loss reserves reductions were related to the reductions in premium estimates.

    The Insurance Companies recorded $0.8 million of net prior years' savings for run-off business principally due to favorable loss experience on aviation business discontinued in 1999.

    The Insurance Companies recorded net prior years' reserve deficiencies of $1.9 million for marine business principally due to an increase of approximately $4.5 million for unallocated loss adjustment expense reserves offset by net favorable loss experience of $2.6 million mostly related to the 2002 and prior underwriting years.

    The Insurance Companies recorded net prior years' reserve deficiencies of $900,000 for specialty business due to a limited amount of adverse development for a line of business discontinued in 2005 and construction business offset by favorable development in specialty business written in the mid-west.

    The Lloyd's Operations recorded $1.2 million of net prior years' savings mostly due to the favorable settlement of one large marine claim.

    Following is a discussion of relevant factors impacting our 2004 loss reserves.

    During 2004 the Insurance Companies increased loss reserves for marine business for underwriting years 2002 and 2001 principally to recognize the increase in marine liability business written for those years which have a longer loss development pattern compared to the mix of marine business written in previous years. Commencing in 2004, loss reserves for marine business were evaluated by product line. Prior to 2004, such loss reserves were established in the aggregate for all marine products. This refinement was the principal factor for the $4.8 million of net prior years' loss deficiencies recorded in 2004 for marine business.

    Included in the 2004 incurred losses for specialty business was a series of claims aggregating approximately $2 million, from a single 2002 underwriting year policy that were all below the $150,000 attachment point of our 2002 year reinsurance program. Such unusual loss activity was the primary reason for the $2.3 million of net prior years' loss deficiencies recorded in 2004 for specialty business.

    As discussed above, the Insurance Companies have historically reserved for the professional liability business using ultimate loss ratios based on industry experience. During the 2004 fourth quarter, the net loss reserves for such claims-made policies for underwriting years 2003 and 2002 were reduced by approximately $2.8 million to recognize the low level of claim counts and favorable claims development compared to expectations at the time these reserves were initially established which were based on industry data.

    During 2004, ultimate loss ratios for our Lloyd's Operations were reduced for the 2003 and 2002 underwriting years for cargo, hull and the assumed marine excess of loss business mostly as a result of lower than expected claims activity coupled with the recognition of underwriting improvements for the business written for the 2003 underwriting year. Such factors were the principal reasons for the ultimate loss ratio reductions which occurred throughout the 2004 calendar year contributing to the

$6.6 million net prior years' savings recorded by our Lloyd's Operations and the $2.2 million net prior years' savings recorded by our Insurance Companies for the business assumed from Lloyd's.

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

    In addition, we must consider the uncertain effects of industry-wide emerging or potential claims and coverage issues. These issues could have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential industry-wide claims and coverage issues include increases in the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance up until 2005, which then declined in 2006, and increases in the number and size of water damage claims related to remediation of mold conditions. As a result of issues such as these, it has become increasingly difficult to estimate ultimate claim costs on the basis of past experience, further complicating the already complex loss reserving process.

    The future impact of the various factors described above that contribute to the uncertainty in the loss reserving process and of emerging or potential claims and coverage issues is extremely hard to predict and generally cannot be reliably quantified.

    The Company records as gross reserves the amount of losses to which it reasonably expects to have exposure and as net reserves that amount less what it reasonably expects to recover in reinsurance. We review the loss reserves for each line of business we write as part of our overall analysis of loss reserves, taking into consideration the variety of trends that impact the ultimate settlement of claims in each particular line of business. The following sensitivity analysis with respect to possible significant variances from the Company's expectations for net loss reserves, identifies and discusses the impact of changes in significant assumptions utilized to establish the Company's loss reserves:

    Marine reserves for the Insurance Companies are established by product using the Company's own historical experience adjusted for the effects of current developments and likely trends. Estimates of the ultimate liability could be redundant or deficient if the Company's own experience is not appropriate for predicting future outcomes. For example, this could occur if claims take longer to report than expected. Gross and net losses would increase by approximately $47.3 million and $22.4 million, respectively, if, on average, losses take 10% longer to report than assumed for the marine business for reserves established at December 31, 2006.

    Specialty reserves are established using the Company's own experience and an industry based tail factor. Estimates of ultimate liability could be redundant or deficient if the Company's own experience is not sufficiently predictive or if the industry tail factor is not representative of our future loss development. A key assumption is the choice of tail factor for the construction liability book of business. This is dominated by construction defect exposure, which has undergone significant recent changes in the underwriting, claims handling, legislation and liability environment. If the construction tail (after 10 years) is double our current expectations, then the gross and net losses would increase by approximately $29.9 million and $26.0 million, respectively, compared to construction liability reserves established at December 31, 2006.

    Given the lack of sufficient historical experience, professional liability reserves are established using industry loss ratios and development patterns. The ultimate loss ratio for an underwriting year is initially set to an industry average level and then subsequently adjusted. Expected loss emergence is then calculated using industry average development patterns, and expected emergence is replaced by actual experience as it emerges. Estimates of ultimate liability could be redundant or deficient if the adjusted selected ultimate loss ratios are inappropriate or if the adjusted development pattern is not representative of our book of business. If the ultimate loss ratios for the professional liability business develop 10% higher than the adjusted ultimate loss ratios used by our actuaries, then gross and net loss reserves would increase by approximately $14.6 million and $6.3 million, respectively, compared to the professional liability loss reserves established at December 31, 2006.

    Commission Expense.    Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. Commission expense as a percentage of net earned premium was 12.4% in 2006, 12.6% in 2005 and 12.6% in 2004. The 2005 percentage excluding the effects of the 2005 Hurricanes was 12.0%.

    Other Operating Expenses.    The 17.2% and 14.7% increases in other operating expenses when comparing 2006 to 2005 and comparing 2005 to 2004, respectively, are attributable primarily to employee related expenses resulting from expansion of the business.

    Interest Expense.    The 2006 interest expense reflects interest on our senior notes issued in April 2006. There was no debt outstanding in 2005 or 2004 and no interest expense was recorded during these years.

        Income Taxes.    The income tax expense was $34.1 million, $10.2 million and $17.2 million for 2006, 2005 and 2004, respectively. The effective tax rates for 2006, 2005 and 2004 were 31.9%, 30.2% and 33.1%, respectively. The Company's effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of December 31, 2006 and 2005, the net deferred Federal, foreign, state and local tax assets were $30.4 million and $28.3 million, respectively.

    We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S connected income or non-U.S. connected income. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd's syndicates. Lloyd's and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company's corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company's premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd's year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company's effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company's foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

    We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $26.2 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

    The Company had net state and local operating loss carryforwards amounting to potential future tax benefits of $5,990,000 and $5,009,000 at December 31, 2006 and 2005, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local tax carryforwards at December 31, 2006 expire from 2021 to 2026.

    In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109. FIN 48, which becomes effective in 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operation.

Segment Information

    Effective in 2006, the Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd's Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of Navigators Agencies and the Parent Company's expenses and related income tax amounts previously reported separately. Segment data for prior periods have been restated to reflect this change in segment reporting. See Note 3 to our consolidated audited financial statements, included herein.

    We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies' and the Lloyd's Operations' results are measured by taking into account net premiums earned, incurred losses and loss adjustment expenses, commission expense and other underwriting expenses. The Corporate segment consists of the Parent Company's investment income, interest expense and the related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

    Following are the financial results of the Company's two underwriting segments.

Insurance Companies

    Our Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and Navigators Specialty Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. Navigators Specialty Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Navigators Agencies produce business for the Insurance Companies.

    Following are the results of operations for the Insurance Companies for each of the years in the three-year period ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Gross written premium	$672,846	$529,681	$457,617
Net written premium	376,179	267,745	212,750
Net earned premium	329,723	230,046	228,759
Net losses and loss adjustment expenses	(191,740)	(155,293)	(149,073)
Commission expense	(36,412)	(22,984)	(23,552)
Other operating expenses	(62,459)	(52,353)	(44,797)
Commission income and other income (expense)	3,552	4,712	4,377

Underwriting profit/(loss)	42,664	4,128	15,714
Investment income	47,723	31,764	24,126
Net realized capital gains (losses)	(622)	1,705	1,164

Income before income tax expense	89,765	37,597	41,004
Income tax expense	28,843	11,535	13,335

Net income	$60,922	$26,062	$27,669

Identifiable assets	$2,105,293	$1,793,064	$1,307,009

Loss and loss expenses ratio ratio	58.2%	67.5%	65.1%
Commission expense ratio	11.0%	10.0%	10.3%
Other operating expense ratio(1)	17.9%	20.7%	17.7%

Combined ratio	87.1%	98.2%	93.1%

(1)
Includes other operating expenses and commission income and other income (expense).

    Following are the underwriting results of the Insurance Companies for each of the years in the three-year period ended December 31, 2006:

	Year Ended December 31, 2006
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)
Marine	$115,093	$65,856	$31,339	$17,898	57.2%	27.2%	84.4%
Specialty	172,479	99,112	50,138	23,229	57.5%	29.1%	86.6%
Professional Liability	41,437	26,756	12,648	2,033	64.6%	30.5%	95.1%
Other (includes run-off business)	714	16	1,194	(496)	NM	NM	NM

Total	$329,723	$191,740	$95,319	$42,664	58.2%	28.9%	87.1%

	Year Ended December 31, 2005
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)
Marine	$83,499	$68,184	$24,620	$(9,305)	81.7%	29.5%	111.2%
Specialty	117,208	71,139	36,353	9,716	60.7%	31.0%	91.7%
Professional Liability	30,118	18,292	9,637	2,189	60.7%	32.0%	92.7%
Other (includes run-off business)	(779)	(2,322)	15	1,528	NM	NM	NM

Total	$230,046	$155,293	$70,625	$4,128	67.5%	30.7%	98.2%

	Year Ended December 31, 2004
	Net Earned Premium	Losses and LAE Incurred	Underwriting Expenses	Underwriting Gain(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
	($ in thousands)
Marine	$80,476	$48,163	$24,896	$7,417	59.8%	31.0%	90.8%
Specialty	86,437	56,992	27,995	1,450	65.9%	32.4%	98.3%
Professional Liability	21,021	12,627	5,933	2,461	60.1%	28.2%	88.3%
Other (includes run-off business)(1)	40,825	31,291	5,148	4,386	76.6%	12.6%	89.2%

Total	$228,759	$149,073	$63,972	$15,714	65.1%	28.0%	93.1%

(1)
Includes $39.7 million of Assumed from Lloyd's Operations business resulting in a combined ratio of 90.2%.

NM = not meaningful

    Excluding the losses from the 2005 Hurricanes, underwriting results generally reflect the favorable industry market conditions since 2001 coupled with satisfactory loss trends in the aforementioned periods. The Insurance Companies experienced premium growth in all three active lines of business as reflected in the above tables. Overall, the net earned premium increased 43.3%, 0.6% and 9.9% in 2006, 2005 and 2004, respectively. This growth has been driven by the increase in net written premiums which has resulted from growth in gross premiums coupled with the reduction of ceded premiums across most lines of business.

    The 2006 underwriting results were favorably impacted by approximately $12.7 million or 3.9 loss ratio points for net prior year savings predominately from our specialty and marine lines of business due to favorable loss development trends.

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

    The 2004 underwriting results benefited from improved market conditions since 2002 across all lines of business as reflected in the 93.2% combined ratio. The 2004 underwriting results were negatively impacted by approximately $2.8 million or 1.2 loss ratio points for net prior year loss development of which $4.8 million was for marine business, $2.3 million for specialty business and $0.7 million for runoff business, offset by $2.8 million of prior year savings for professional liability business and $2.2 million from business assumed from our Lloyd's operations. The net loss to the Insurance Companies from Hurricane Ivan of approximately $3.1 million increased the 2004 marine combined ratio by 3.7 ratio points and the Insurance Companies' combined ratio by 1.3 ratio points.

    The approximate annualized pre-tax yields on the Insurance Companies' investment portfolio approximated 4.6%, 4.3% and 4.0% for 2006, 2005 and 2004, respectively. The increase in the 2006 yield compared to 2005 was primarily due to the investment of new funds from cash flow and the $100 million statutory surplus contribution from the net proceeds of our April debt offering, in an environment of gradually increasing interest rates. The increase in the 2005 yield compared to 2004 was primarily due to the investment of new funds from cash flow and the $120 million statutory surplus contribution from the net proceeds of our October 2005 equity offering, in an environment of gradually increasing interest rates as monetary policy tightened throughout the year.

Lloyd's Operations

    The Lloyd's Operations consist of NUAL, which manages Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd's corporate members with limited liability and provide capacity to Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency with its principal office in Manchester, England, which underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium on behalf of Syndicate 1221. The Lloyd's Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

    Syndicate 1221's stamp capacity was £123 million ($226 million) in 2006, £135 million ($246 million) in 2005 and £150 million ($275 million) in 2004. The stamp capacity for 2006 and 2005 was reduced to minimize the costs associated with unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2006 and 2005 following an increase in 2004. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write as determined by the Council of Lloyd's. We provided 100%, 97.5% and 97.4% of Syndicate 1221's total stamp capacity in 2006, 2005 and 2004, respectively. In September 2005, the Company purchased the remaining outstanding minority interest of Syndicate 1221's capacity for the 2006 underwriting year. Syndicate 1221's stamp capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in the Company's financial statements is gross of commission.

    Lloyd's presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd's Operations included in the consolidated financial statements represent our participation in Syndicate 1221.

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd's syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since (i) we hold an undivided interest in each asset, (ii) we are proportionately liable for each liability and (iii) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the reinsurance to close ("RITC") transaction. The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There are no gains or losses recorded on the RITC transaction.

    We provide letters of credit to Lloyd's to support our participation in Syndicate 1221's stamp capacity as discussed below under the caption Liquidity and Capital Resources.

    Whenever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the

Company's 2006 capacity at Lloyd's of £123 million, the December 31, 2006 exchange rate of £1 equals $1.96 and in the event of a maximum 3% assessment, the Company would be assessed approximately $7.2 million. In addition, beginning with the 2005 underwriting year, Lloyd's added a second tier of assets to the existing Central Fund. This second tier is being built up through a compulsory interest bearing loan to the Society of Lloyd's from the Lloyd's members based on the stamp capacity of each syndicate for the respective underwriting year. The funds are invested in assets eligible for Society of Lloyd's solvency. The loans will be repaid on a rolling year basis as each year closes. At December 31, 2006, the Company had $3.6 million of assets loaned to this fund.

    Following are the results of operations of the Lloyd's Operations for each of the years in the three-year period ended December 31, 2006:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Gross written premium	$297,944	$248,383	$263,867
Net written premium	144,628	112,914	99,980
Net earned premium	138,600	108,505	82,236
Net losses and loss adjustment expenses	(78,447)	(80,362)	(38,941)
Commission expense	(21,375)	(19,687)	(15,588)
Other operating expenses	(23,296)	(20,786)	(18,986)
Commission income and other income (expense)	(1,150)	3,649	(60)

Underwriting profit / (loss)	14,332	(8,681)	8,661
Investment income	7,694	5,061	2,645
Net realized capital (losses)	(404)	(467)	(242)

Income (loss) before income tax	21,622	(4,087)	11,064
Income tax expense (benefit)	7,601	(1,431)	3,872

Net income (loss)	$14,021	$(2,656)	$7,192

Identifiable assets	$806,948	$773,079	$524,670

Loss and loss expenses ratio	56.6%	74.1%	47.4%
Commission expense ratio	15.4%	18.1%	19.0%
Other operating expense ratio(1)	17.6%	15.8%	23.1%

Combined ratio	89.6%	108.0%	89.5%

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

    The 2006 earnings in the Lloyd's Operations reflect the strong growth in premiums and continued favorable loss development trends. The 2006 underwriting results were favorably impacted by approximately $4.5 million or 3.2 loss ratio points for net prior years' savings due to favorable loss development trends, primarily in our 2004 and 2005 underwriting years.

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

    The 2005 underwriting results were favorably impacted by approximately $1.2 million or 1.1 loss ratio points for net prior years' savings.

    The 2005 net earned premium and incurred losses were increased by $2.5 million as a result of the RITC transaction for the 2003 year of account. The 2004 net earned premium and incurred losses were increased by $12.8 million as a result of the RITC transaction for the 2002 year of account. The RITC recorded in 2004 when compared to 2003 reflects the increase in our participation in Syndicate 1221 to 97.4% for the 2003 year of account from 68.1% for the 2002 year of account. Two participants in Syndicate 1221 for the 2002 year of account changed their status for the 2003 year of account from participants to reinsurers. Upon closing the 2002 year of account at the end of 2004, substantially all of the RITC assumed on a gross basis for the 2002 year of account was ceded to these reinsurers for the 2003 year of account. One of these reinsurers ceded a large portion of their reinsurance participation for the 2003 year of account to Navigators Insurance Company.

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

    The pre-tax yields on the Lloyd's Operations' investments approximated 3.4%, 2.4% and 1.7% for 2006, 2005 and 2004, respectively. Generally, the Lloyd's Operations' investments have been invested with a relatively short average duration, which is reflected in the yield, in order to meet liquidity needs. The increase in the Lloyd's Operations 2006 yield compared to 2005 is reflective of the current yield environment driven somewhat by the 2006 increases made to the Federal Funds Rate by the Federal Reserve. The increase in the Lloyd's Operations' 2005 yield compared to 2004 is reflective of the gradual increase in interest rates during 2005. Lloyd's average duration was 1.0 years at December 31, 2006 compared to 1.3 years at December 31, 2005. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd's Operations.

    In 2006, 2005 and 2004, the Lloyd's Operations was taxed at a 35% rate as previously discussed under "Results of Operations and Overview—Income Taxes".

    The table below illustrates the Company's participation for each year of account in Syndicate 1221:

	2006	2005	2004
	(£ in millions)
Syndicate stamp capacity	£ 123	£ 135	£ 150
Lloyd's Operations' corporate capital participation	100.0%	97.5%	97.4%
Third party participants	0.0%	2.5%	2.6%
Reinsurers participation	10.0%	14.1%	12.5%
Lloyd's Operations' consolidated net participation(1)	90.0%	83.4%	84.9%

(1)
Participation after reinsurance of the Lloyd's Operations' corporate capital vehicles, but before other third party reinsurance.

    For 2007, Syndicate 1221's stamp capacity was increased to £140 million ($274 million) and our participation is 100%, with a reinsurer participation of 5%.

Off-Balance Sheet Transactions

    For a discussion of our letter of credit facility, see "—Liquidity and Capital Resources" included herein.

Tabular Disclosure of Contractual Obligations

    The following table sets forth our known contractual obligations with respect to the items indicated at December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Reserves for losses and LAE(1)	$1,607,555	$604,028	$599,666	$219,272	$184,589
7% Senior Notes(2)	208,125	8,750	17,500	17,500	164,375
Operating Leases	24,627	4,734	9,577	5,849	4,467

Total	$1,840,307	$617,512	$626,743	$242,621	$353,431

(1)
The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $979 million. See "Business—Loss Reserves" included herein.

(2)
Includes interest payments.

Investments

    For a discussion of our investments, see "Description of Business—Investments" included herein.

Liquidity and Capital Resources

    Cash flow provided by operations was $146.0 million, $247.8 million and $158.5 million for 2006, 2005, and 2004, respectively. The 2006 cash flow from operations was reduced by gross loss payments of approximately $146.5 million for losses from the 2005 Hurricanes and $19.9 million for settled asbestos claims less reinsurance recoveries of approximately $70.5 million and $3.7 million, respectively. Reinsurance recoverables of $66.6 million and $7.7 million for such 2006 gross loss payments for losses from the 2005 Hurricanes and settled asbestos claims, respectively, are due to be collected from reinsurers in subsequent accounting periods. Operating cash flow was used primarily to acquire additional investments of fixed income securities. Beginning in 2006, the Company made certain adjustments to the Consolidated Statements of Cash Flows ("Cash Flow Statements") to identify the impact of foreign exchange rate changes on each section of the Cash Flow Statement. The Cash Flow Statements for 2005 and prior periods have been restated to reflect this change. See Note 1 of Notes to Consolidated Financial Statements for additional information.

    Investments and cash increased to $1,475.9 million at December 31, 2006 from $1,182.2 million at December 31, 2005 and $854.9 million at December 31, 2004. The increases were primarily due to the positive cash flow, $123.5 million of net proceeds from the 7% Senior Notes offering completed in April 2006 and $123.8 million of net proceeds received from the equity offering in October 2005. Net investment income was $56.9 million for 2006, $37.1 million for 2005 and $26.8 million for 2004.

    At December 31, 2006, the weighted average rating of our fixed maturity investments was "AA" by Standard & Poor's and "Aa" by Moody's. We believe that we have limited exposure to credit risk since the fixed maturity investment portfolio consists of investment-grade bonds. At December 31, 2006, our portfolio had an average maturity of 5.2 years and a duration of 3.9 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. No impairment losses were incurred in 2006, 2005 or 2004.

As of December 31, 2006 and 2005, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

    We have a credit facility provided through a consortium of banks consisting of $115 million of letters of credit and a $10 million line of credit. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British sterling. At December 31, 2006, letters of credit with an aggregate face amount of $91.3 million were issued under the credit facility. The line of credit was unused at December 31, 2006.

    The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy backs, mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid through December 31, 2006. At December 31, 2006, we were in compliance with all covenants.

    The credit facility was amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. Also, the term of the credit facility was extended from June 30, 2007 to March 31, 2009. If at that time the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221.

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

    Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. During 2006, 2005 and 2004, approximately 46%, 73% and 58%, respectively, of gross incurred losses of approximately $498 million, $886 million and $453 million, respectively, were ceded to reinsurers. Such recoverable amounts are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.

    Generally, for pro rata or quota share reinsurance treaties, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. The Company has the ability to issue "cash calls" requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally not more than $1 million) as set forth in the quota share treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd's Operations cash call provisions, but such billings are usually paid within 45 calendar days.

    Generally, for excess of loss reinsurers the Company pays monthly or quarterly deposit premiums based on the estimated subject premiums over the contract period (usually one year) which are subsequently adjusted based on actual premiums determined after the expiration of the applicable reinsurance treaty. Paid losses subject to excess of loss recoveries are generally billed as they occur and are usually settled by reinsurers within 30 calendar days for the Insurance Companies and 30 business days for the Lloyd's Operations.

    The Company sometimes withholds funds from reinsurers and may apply ceded loss billings against such funds in accordance with the applicable reinsurance agreements.

    At December 31, 2006, ceded asbestos paid and unpaid losses recoverable were $23.5 million of which $13.1 million and $1.6 million were due from Equitas and Ace International, respectively. In November 2006, the Company filed arbitration demands against Equitas and Ace International for paid losses recoverable on settled asbestos claims. The approximate ceded paid and unpaid recoverable amounts relating to such arbitrations are $2.7 million for Equitas and $1.6 million for Ace International. For a discussion of our arbitration demands, see Item 3 "Legal Proceedings". The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company's ongoing assessment of such reinsurance recoverables.

    The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Katrina and Rita could significantly impact the Company's liquidity needs. However, we expect to pay the losses from the 2005 Hurricanes over a period of years from cash flow and, if needed, short-term investments and expect to collect our paid reinsurance recoverables generally under the terms described above.

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

    Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2006 and 2005, our capital resources were as follows:

	December 31,
	2006	2005
	($ in thousands)
Senior debt	$123,560	$—
Stockholders' equity	551,343	470,238

Total capitalization	$674,903	$470,238

Ratio of debt to total capitalization	18.3%	—

    The Company completed its public offering of senior debt on April 17, 2006 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company. The increase in stockholders' equity in 2006 was principally due to 2006 net income of $72.6 million.

    We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete; (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business plan of our Lloyd's Operations.

    As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our shareholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our board of directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our board of directors deems relevant.

    To the extent that our existing capital is insufficient to fund our future operating requirements or maintain such ratings, we may need to raise additional funds through financings or limit our growth. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our Insurance Companies which could place the Company at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our Insurance Companies or Lloyd's Operations are able to write in order to meet capital adequacy-based tests enforced by statutory agencies; and (3) any resultant ratings downgrades could, among other things, affect our ability to write business and increase the cost of the credit facility.

    In addition to common share capital, we may need to depend on external sources of finance to support our underwriting activities, which can be in the form (or any combination) of debt securities, preference shares, common equity and bank credit facilities providing loans and/or letters of credit. Any equity or debt financing, if available at all, may be on terms that are unfavorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities.

    We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. Since the issuance of the senior debt in April 2006, the holding company cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments will be made from a combination of funds at the Parent Company and dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. At December 31, 2006, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during 2007 without prior regulatory approval was $52.4 million. No dividends were paid by Navigators Insurance Company during 2006. During 2005 and 2004, Navigators Insurance Company paid dividends to the Company of $3 million and $6 million, respectively.

    Condensed Parent Company balance sheets as of December 31, 2006 and 2005 are shown in the table below:

	December 31,
	2006	2005
	($ in thousands)
Cash and investments	$32,308	$16,926
Investments in subsidiaries	634,299	453,023
Goodwill and other intangible assets	2,534	2,534
Other assets	12,939	3,695

Total assets	$682,080	$476,178

7% Senior Notes due May 1, 2016	$123,560	$—
Accounts payable and other liabilities	1,590	1,800
Accrued interest payable	1,458	—
Deferred compensation payable	4,129	4,140

Total liabilities	130,737	5,940

Stockholders' equity	551,343	470,238

Total liabilities and stockholders' equity	$682,080	$476,178

    At December 31, 2006 approximately $4.2 million of investments were held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback periods expire.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

    Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2006. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

    The carrying value of our investment portfolio as of December 31, 2006 was $1,475.9 million of which 85.3% was invested in fixed-maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed-maturity securities. We do not have any commodity risk exposure.

    For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities' duration is primarily managed through investment transactions.

    There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed between the year ended December 31, 2006 and the year ended December 31, 2005. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest Rate Risk Sensitivity Analysis

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

The sensitivity analysis model uses a 50 and 100 basis points change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. Changes in interest rates will have an immediate effect on comprehensive income and shareholders' equity but will not ordinarily have an immediate effect on net income. As interest rates rise, the market value of our interest rate sensitive securities will decrease. Conversely, as interest rates fall, the market value of our interest rate sensitive securities will increase.

    For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2006.

    The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio at December 31, 2006. Based on historical observations, it is unlikely that all interest rate yield curves would shift in the same direction at the same time.

	Interest Rate Shift in Basis Points
	-100	-50	0	+50		+100
	($ in thousands)
December 31, 2006:
Total market value	$1,491,239	$1,463,530	$1,435,678	$1,407,682		$1,379,543
Market value change from base	3.87%	1.94%	0.00%	(1.95%	)	(3.91%	)
Change in unrealized value	$55,561	$27,852	$—	$(27,996)		$(56,135)

Equity Price Risk

    Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio. The following table provides additional information on our exposure to equity price risk.

	December 31,
	2006	2005
	($ in thousands)
Fair value of equity securities	$37,828	$20,911
Pre-tax impact of 10 percent decline in market prices for equity exposures	$3,783	$2,091

Foreign currency exchange rate risk

    Our Lloyd's Operations maintain both assets and liabilities in certain foreign currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. The principal currencies creating foreign exchange risk for us are the British sterling, the Euro and the Canadian dollar.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

Item 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

    Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    OTHER INFORMATION

    None.

Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Information concerning the directors and the executive officers of the Company is contained under "Election of Directors" in the Company's 2007 Proxy Statement, which information is incorporated herein by reference.

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

Item 11.    EXECUTIVE COMPENSATION

    Information concerning executive compensation is contained under "Compensation of Directors and Executive Officers" in the Company's 2007 Proxy Statement, which information is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Information concerning the security ownership of the directors and officers of the Company is contained under "Election of Directors" and "Compensation of Directors and Executive Officers" in the Company's 2007 Proxy Statement, which information is incorporated herein by reference. Information concerning securities issuable under the Company's equity compensation plans is contained under "Compensation of Directors and Executive Officers" in the Company's 2007 Proxy Statement, which information is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning relationships and related transactions of the directors and officers of the Company is contained under "Certain Relationships and Related Transactions" in the Company's 2007 Proxy Statement, which information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning the principal accountant's fees and services for the Company is contained under "Independent Registered Public Accounting Firm" in the Company's 2007 Proxy Statement, which information is incorporated herein by reference.

Part IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    The following documents are filed as part of this report:

  a.
  Financial Statements and Schedules: The financial statements and schedules that are listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.

  b.
  Exhibits: The exhibits that are listed in the accompanying Index to Exhibits on the page which immediately follows page S-8. The exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(a)(10)(iii) of Regulation S-K.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE NAVIGATORS GROUP, INC. (COMPANY)
Dated: February 22, 2007	By:	/s/ PAUL J. MALVASIO Paul J. Malvasio Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 22, 2007
/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2007
/s/ PAUL J. MALVASIO Paul J. Malvasio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2007
/s/ SALVATORE A. MARGARELLA Salvatore A. Margarella	Vice President and Treasurer (Principal Accounting Officer)	February 22, 2007
/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 22, 2007
/s/ PETER A. CHENEY Peter A. Cheney	Director	February 22, 2007

/s/ ROBERT W. EAGER, JR. Robert W. Eager, Jr.	Director	February 22, 2007
/s/ WILLIAM T. FORRESTER William T. Forrester	Director	February 22, 2007
/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	February 22, 2007
/s/ JOHN F. KIRBY John F. Kirby	Director	February 22, 2007
/s/ MARC M. TRACT Marc M. Tract	Director	February 22, 2007
/s/ ROBERT F. WRIGHT Robert F. Wright	Director	February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.

    We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Navigators Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
New York, New York February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.

    We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that The Navigators Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

    A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, management's assessment that The Navigators Group, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York
February 22, 2007

The Navigators Group, Inc. and Subsidiaries
Consolidated Balance Sheets

($ in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2006, $1,263,284; 2005, $986,726)	$1,258,717	$984,113
Equity securities, available-for-sale, at fair value (cost: 2006, $31,879; 2005, $19,667)	37,828	20,911
Short-term investments, at cost which approximates fair value	176,961	164,047
Cash	2,404	13,165

Total investments and cash	1,475,910	1,182,236

Premiums in course of collection	163,309	155,977
Commissions receivable	3,647	3,467
Prepaid reinsurance premiums	179,493	136,341
Reinsurance receivable on paid losses	108,878	37,055
Reinsurance receivable on unpaid losses and loss adjustment expense	911,439	979,015
Net deferred income tax benefit	30,422	28,317
Deferred policy acquisition costs	41,700	29,697
Accrued investment income	13,052	10,297
Goodwill and other intangible assets	8,012	7,341
Other assets	20,824	13,506

Total assets	$2,956,686	$2,583,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,607,555	$1,557,991
Unearned premium	415,096	316,516
Reinsurance balances payable	194,266	180,059
Senior notes	123,560	—
Federal income tax payable	3,934	1,274
Payable for securities purchased	166	823
Accounts payable and other liabilities	60,766	56,348

Total liabilities	2,405,343	2,113,011

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 16,735,898 for 2006 and 16,616,781 for 2005	1,674	1,662
Additional paid-in capital	286,732	282,463
Retained earnings	259,464	186,901
Accumulated other comprehensive income (loss)	3,473	(788)

Total stockholders' equity	551,343	470,238

Total liabilities and stockholders' equity	$2,956,686	$2,583,249

See accompanying notes to consolidated financial statements.

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Income

($ and shares in thousands, except net income per share)

	Year Ended December 31,
	2006	2005	2004
Gross written premium	$970,790	$779,579	$696,146

Revenues:
Net written premium	$520,807	$380,659	$312,730
(Increase) in unearned premium	(52,484)	(42,108)	(1,735)

Net earned premium	468,323	338,551	310,995
Commission income	3,075	5,686	4,754
Net investment income	56,895	37,069	26,795
Net realized capital gains (losses)	(1,026)	1,238	922
Other income (expense)	(673)	2,675	(437)

Total revenues	526,594	385,219	343,029

Operating expenses:
Net losses and loss adjustment expenses incurred	270,187	235,655	188,014
Commission expense	57,787	42,671	39,140
Other operating expenses	85,755	73,139	63,783
Interest expense	6,248	—	—

Total operating expenses	419,977	351,465	290,937

Income before income tax expense (benefit)	106,617	33,754	52,092

Income tax expense (benefit):
Current	38,644	15,826	19,794
Deferred	(4,590)	(5,636)	(2,567)

Total income tax expense (benefit)	34,054	10,190	17,227

Net income	$72,563	$23,564	$34,865

Net income per common share:
Basic	$4.34	$1.74	$2.77
Diluted	$4.30	$1.73	$2.74
Average common shares outstanding:
Basic	16,722	13,528	12,598
Diluted	16,856	13,657	12,715

See accompanying notes to consolidated financial statements.

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

($ in thousands)

	Year Ended December 31,
	2006	2005	2004
Preferred Stock
Balance at beginning and end of period	$—	$—	$—

Common stock
Balance at beginning of year	$1,662	$1,266	$1,254
Shares issued for public offering	—	380	—
Shares issued under stock plans	12	16	12

Balance at end of period	$1,674	$1,662	$1,266

Additional paid-in capital
Balance at beginning of year	$282,463	$154,670	$151,765
Shares issued for public offering	—	123,432	—
Effect of SFAS 123 for stock options	1,498	1,046	992
Shares issued under stock plans	2,771	3,315	1,913

Balance at end of period	$286,732	$282,463	$154,670

Retained earnings
Balance at beginning of year	$186,901	$163,337	$128,472
Net income for period	72,563	23,564	34,865

Balance at end of period	$259,464	$186,901	$163,337

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$(884)	$7,416	$7,871
Change in period	1,733	(8,300)	(455)

Balance at end of period	849	(884)	7,416

Cumulative translation adjustments, net of tax
Balance at beginning of year	96	1,889	666
Net adjustment for period	2,528	(1,793)	1,223

Balance at end of period	2,624	96	1,889

Balance at end of period	$3,473	$(788)	$9,305

Total stockholders' equity at end of period	$551,343	$470,238	$328,578

See accompanying notes to consolidated financial statements.

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

($ in thousands)

	Year Ended December 31,
	2006	2005	2004
Net income	$72,563	$23,564	$34,865

Other comprehensive income:
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $1,010, $(4,469) and $(245) in 2006, 2005 and 2004, respectively (1)	1,733	(8,300)	(455)
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $1,361, $(965) and $658 in 2006, 2005 and 2004, respectively	2,528	(1,793)	1,223

Other comprehensive income (loss)	4,261	(10,093)	768

Comprehensive income	$76,824	$13,471	$35,633

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$1,046	$(7,495)	$144
Less: reclassification adjustment for net gains included in net income	(687)	805	599

Change in net unrealized gains (losses) on securities, net of tax	$1,733	$(8,300)	$(455)

See accompanying notes to consolidated financial statements.

The Navigators Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$72,563	$23,564	$34,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	3,011	1,947	1,367
Net deferred income tax (benefit)	(4,590)	(5,636)	(2,567)
Net realized capital (gains) losses	1,026	(1,238)	(922)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	50,019	(515,897)	(136,949)
Reserve for losses and loss adjustment expenses	(25,104)	627,700	224,560
Prepaid reinsurance premiums	(35,354)	(11,042)	(20,548)
Unearned premium	81,734	57,624	17,621
Premiums in course of collection	5,712	10,939	(41,776)
Commissions receivable	39	(541)	949
Deferred policy acquisition costs	(9,142)	(7,907)	2,743
Accrued investment income	(2,618)	(3,096)	(1,696)
Reinsurance balances payable	1,342	48,841	38,851
Federal income tax	228	(3,613)	14,106
Other	7,164	26,117	27,909

Net cash provided by operating activities	146,030	247,762	158,513

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	120,947	22,026	27,296
Sales	157,645	323,158	344,432
Purchases	(539,401)	(639,962)	(502,864)
Equity securities, available-for-sale
Sales	6,287	5,964	7,898
Purchases	(17,812)	(5,559)	(13,985)
Change in payable for securities	(604)	(2,204)	(9,830)
Net change in short-term investments	(4,527)	(73,022)	(4,499)
Purchase of property and equipment	(4,703)	(3,152)	(2,277)
Purchase of additional Syndicate 1221 capacity	—	(2,342)	—

Net cash (used in) investing activities	(282,168)	(375,093)	(153,829)

Financing activities:
Net proceeds from stock offering	—	123,862	—
Net proceeds from debt offering	123,538	—	—
Proceeds of stock issued from Employee Stock Purchase Plan	536	419	434
Proceeds of stock issued from exercise of stock options	1,265	1,570	1,144

Net cash provided by financing activities	125,339	125,851	1,578

Effect of exchange rate changes on foreign currency cash	38	(31)	15
Increase (decrease) in cash	(10,761)	(1,511)	6,277
Cash at beginning of year	13,165	14,676	8,399

Cash at end of year	$2,404	$13,165	$14,676

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$31,533	$17,867	$5,628
Interest paid	4,715	—	—
Issuance of stock to directors	140	123	60

See accompanying notes to consolidated financial statements.

The Navigators Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

    The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly owned subsidiaries are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP or U.S. GAAP"). The terms "we", "us", "our" or "the Company" as used herein means The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term "Parent" or "Parent Company" is used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts for prior years have been reclassified to conform to the current year's presentation.

    We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company's underwriting operations consist of insurance company operations and operations at Lloyd's of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors' liability coverages. We conduct operations through our insurance company subsidiaries (the "Insurance Companies"), our operations at Lloyd's of London (the "Lloyd's Operations") and our underwriting agencies (the "Navigators Agencies"). The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch (the "U.K. Branch"), and Navigators Specialty Insurance Company (formerly known as NIC Insurance Company), which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd's Operations include Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's of London ("Lloyd's") underwriting agency which manages Lloyd's Syndicate 1221 ("Syndicate 1221"). We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd's corporate members. The Navigators Agencies consist of wholly-owned insurance underwriting agencies which produce, manage and underwrite insurance and reinsurance business for the Company and are reimbursed for their costs by the Insurance Companies and the Lloyd's Operations.

    During 2005 and 2004, the Navigators Agencies wrote marine and related business for Navigators Insurance Company and two unaffiliated insurance companies. The three insurance companies comprised a marine insurance pool. Marine insurance policies were issued by Navigators Insurance Company with the business shared through the pool. Navigators Insurance Company had an 85% net participation in the pool for underwriting year 2005 and an 80% net participation in the pool for underwriting year 2004. Beginning with the 2006 underwriting year, the marine pool was eliminated and, therefore, all of the marine business generated by the Navigators Agencies that formerly generated business for the marine pool was exclusively for Navigators Insurance Company.

    Navigators Specialty, a division of a Navigators Agency located in San Francisco, California, produces business exclusively for the Insurance Companies. It specializes in underwriting general liability insurance coverage for general contractors and small artisans as well as small commercial risks.

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

    Navigators Holdings (UK) Limited is a holding company for the Company's U.K. subsidiaries consisting of the Lloyd's Operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the U.K. Branch of Navigators Insurance Company. The Lloyd's Operations consist of Navigators Underwriting Agency Ltd. ("NUAL"), a Lloyd's underwriting managing agency which manages Syndicate 1221, Millennium Underwriting Ltd. ("Millennium") and Navigators Corporate Underwriters Ltd. ("NCUL"). Both Millennium and NCUL are Lloyd's corporate members with limited liability and provide capacity to Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency with its principal office in Manchester, England, which underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium on behalf of our Syndicate 1221.

    Our revenue is primarily comprised of premiums and investment income. The Insurance Companies derive their premiums primarily from business written by the Navigators Agencies. The Lloyd's Operations derive their premiums from business written by NUAL. Beginning in 2006, the Navigators Agencies produce and manage business only for the Insurance Companies and are reimbursed for actual costs. Prior to 2006, the Navigators Agencies received commissions and, in some cases, profit commissions on the business produced on behalf of the Insurance Companies and other unaffiliated insurers. NUAL is reimbursed for its actual costs and, where applicable, profit commissions on the business produced for Syndicate 1221.

Investments

    As of December 31, 2006 and 2005, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders' equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock. All fixed maturity and equity securities are carried at fair value. The fair values are based on quoted market prices or dealer quotes provided by independent pricing services.

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

    Realized gains and losses on sales of investments are recognized when the related trades are executed and are determined on the basis of the specific identification method. When a decline in fair value of an investment is considered to be "other-than-temporary", the investment is written down to fair value through a charge to operations.

Syndicate 1221

    We record our pro rata share of Syndicate 1221's assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd's accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd's syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicates. At the end of the Lloyd's three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account's next underwriting year. The amount to close an underwriting year into the next year is referred to as the "reinsurance to close" ("RITC"). At December 31, 2006, 2005 and 2004, the Company closed its 2004, 2003 and 2002 underwriting years, respectively, the net effect of which resulted in transfers to NCUL and Millennium of $0, $7,000 and $38.1 million, respectively. There were no gains or losses recorded on the RITC.

    Syndicate 1221's stamp capacity was £123 million ($226 million) in 2006, £135 million ($246 million) in 2005, £150 million ($275 million) in 2004. Stamp capacity is a measure of the amount of premium a Lloyd's syndicate is authorized to write based on a business plan approved by the Council of Lloyd's. Syndicate 1221's capacity is expressed net of commission (as is standard at Lloyd's) of approximately 21%. The Syndicate 1221 premium recorded in the Company's financial statements is gross of commission. The Company participates for 100%, 97.5% and 97.4% of Syndicate 1221's capacity for the 2006, 2005 and 2004 underwriting years, respectively. The Lloyd's operations included in the consolidated financial statements represent the Company's participation in Syndicate 1221. In September 2005, the Company purchased the remaining outstanding minority interest and therefore owned 100% of the Syndicate 1221 capacity for the 2006 underwriting year.

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

Commission Income

    Commission income consists of commissions and profit commissions from the unaffiliated insurance companies in the marine pool and profit commissions from the unaffiliated participants at Syndicate 1221. Commissions from those unaffiliated insurers are based on gross earned premiums and are recognized as revenue ratably over the same period as the related premiums are recognized as revenue. Profit commission is based on estimated net underwriting income of the unaffiliated parties and is accrued over the period in which the related income is recognized. Changes in prior estimates of commission income are recorded when such changes become known. Beginning with the 2006 underwriting year, there are no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.

Deferred Policy Acquisition Costs

    Costs of acquiring business which vary with and are directly related to the production of business are deferred and amortized ratably over the period that the related premiums are recognized as revenue. Such costs primarily include commission expense, other underwriting expenses and premium taxes. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses, commission expense and operating expenses based on historical and current experience and anticipated investment income.

Reserves for Losses and Loss Adjustment Expenses

    Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses ("IBNR"). IBNR loss reserves are calculated by the Company's actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year's results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ from such estimated amounts.

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

    Prospective reinsurance is reinsurance in which an assuming company agrees to reimburse the ceding company for losses that may be incurred as a result of future insurable events covered under contracts subject to the reinsurance. Retroactive reinsurance is reinsurance in which an assuming company agrees to reimburse a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance. The analysis of the reinsurance contract terms has determined that all of the Company's reinsurance is prospective reinsurance with adequate transfer of insurance risk to the reinsurer to qualify for reinsurance accounting treatment.

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

    The Company capitalizes the costs of computer software developed or purchased for internal use. As of December 31, 2006 and 2005, unamortized computer software costs were $1,466,000 and $193,000, respectively. Amortization of computer software expense amounted to $593,000, $120,000 and $172,000 in 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

    Goodwill and other intangible assets were $8,012,000 and $7,341,000 at December 31, 2006 and 2005. The goodwill and other intangible assets consist of $2,534,000 for the Navigators Agencies' at both December 31, 2006 and 2005, and $5,478,000 and $4,807,000 for the Lloyd's Operations' at December 31, 2006 and 2005, respectively. The December 31, 2006 goodwill and intangible assets of $8,012,000 consists of $5,343,000 of goodwill and $2,669,000 of other intangible assets. The December 31, 2005 goodwill and other intangible assets of $7,341,000 consists of $4,999,000 of goodwill and $2,342,000 of other intangible assets. Goodwill and other intangible assets on the Company's consolidated balance sheets may fluctuate due to changes in the currency exchange rates between the U.S. dollar and the British sterling.

    SFAS 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. The Company completed its annual impairment review of goodwill and other intangible assets resulting in no impairment as of December 31, 2006.

Stock-Based Compensation

    SFAS 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, eliminating the alternative use of APB 25 in 2005. The adoption of SFAS 123 (revised 2004) had no material effect on the Company's results of operations or financial condition since the Company adopted the fair value recognition provisions of SFAS 123 in 2003. See Note 14 to our consolidated financial statements, included herein.

Federal Income Taxes

    The Company files a consolidated Federal income tax return with its U.S. subsidiaries. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 7 to our consolidated financial statements, included herein.

Use of Estimates

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition to all of our reserves for losses and loss adjustment expenses being an estimate, a portion of the Company's premium is estimated for unreported premium, mostly for the marine business written by our UK Branch and Lloyd's Operations. We generally do not experience any significant backlog in processing premiums. Of the $971 million of gross written premium recorded in 2006, $96 million or 10% was estimated. The estimated premium was 11% and 15% of the gross written premium in 2005 and 2004, respectively. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

Consolidated Statements of Cash Flows

    Beginning in 2006, the Company made certain adjustments to the Consolidated Statement of Cash Flows ("Cash Flow Statement") to identify the impact of foreign exchange rate changes on each section of the cash flow statement. The cash flow statements for 2005 and prior periods have been restated to reflect this change:

	Year Ended December 31, 2005
	As Previously Reported	Adjustments	As Restated
	($ in thousands)
Net cash provided by operating activities	$238,826	$8,936	$247,762
Net cash (used in) investing activities	(366,188)	(8,905)	(375,093)
Net cash provided by financing activities	125,851	—	125,851
Effects of exchange rate changes on foreign currency cash	—	—	(31)
	Year Ended December 31, 2004
	As Previously Reported	Adjustments	As Restated
	($ in thousands)
Net cash provided by operating activities	$162,491	$(3,978)	$158,513
Net cash (used in) investing activities	(157,792)	3,963	(153,829)
Net cash provided by financing activities	1,578	—	1,578
Effects of exchange rate changes on foreign currency cash	—	—	15

Application of New Accounting Standards

    In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 133 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in mortgage-backed securities related to the ability to prepay. Such exception was subsequently reinstated. SFAS 155 is effective for financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial condition or results of operations.

    In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109. FIN 48, which becomes effective in the first quarter of 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157, which becomes effective in the first quarter of 2008, applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157.

    In September 2006, the SEC released SEC Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 does not change the SEC staff's previous guidance on evaluating the materiality of errors. It allows registrants to record the effects of adopting the guidance as a cumulative- effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006 (January 1, 2006 for calendar-year-end companies in either the 2006 year-end Form 10-K or third quarter Form 10-Q). The adoption of SAB 108 did not have a material effect on the Company's financial condition or results of operations.

Note 2. Earnings per Common Share

    Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the periods indicated:

	Year Ended December 31, 2006
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$72,563,000	16,721,964	$4.34
Effect of Dilutive Securities:
Stock options and grants		133,646
Diluted EPS:
Income available to common stockholders	$72,563,000	16,855,610	$4.30
	Year Ended December 31, 2005
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$23,564,000	13,528,393	$1.74
Effect of Dilutive Securities:
Stock options and grants		128,229
Diluted EPS:
Income available to common stockholders	$23,564,000	13,656,622	$1.73
	Year Ended December 31, 2004
	Net Income	Average Shares Outstanding	Net Income Per Share
Basic EPS:
Income available to common stockholders	$34,865,000	12,598,033	$2.77
Effect of Dilutive Securities:
Stock options and grants		117,252
Diluted EPS:
Income available to common stockholders	$34,865,000	12,715,285	$2.74

    Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: none for 2006; 1,500 shares for 2005 at an average exercise price of $36.03 expiring in 2015; and 10,000 shares for 2004 at an average exercise price of $29.24 expiring in 2014.

Note 3. Segment Information

    The Company's subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.

    Effective in 2006, the Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd's Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies' and Parent Company's expenses and related income tax amounts previously reported separately. The Corporate segment consists of the Parent Company's investment income, interest expense and the related tax effect. Each segment maintains its own investments, on which it earns income and realizes capital gains or losses. Income tax expense is recorded based on the respective income of each segment. All segments are evaluated based on their GAAP results. Segment data for prior periods has been restated to reflect this change in segment reporting.

    The Insurance Companies consist of Navigators Insurance Company with its U.K. Branch and Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, specialty lines of business including contractors' general liability insurance, commercial and personal umbrella and excess casualty businesses, and professional liability insurance. The Lloyd's Operations primarily underwrite marine and related lines of business at Lloyd's of London through Syndicate 1221. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company.

    The Insurance Companies' and the Lloyd's Operations' performances are measured based on underwriting results and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less net losses and LAE, commission expense and other operating expenses related to underwriting activities. The combined ratio is derived by taking such net losses and LAE and operating expenses divided by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

    Financial data by segment for 2006, 2005 and 2004 was as follows:

	Year Ended December 31, 2006
	Insurance Companies	Lloyd's Operations	Corporate	Total (1)
	($ in thousands)
Gross written premium	$672,846	$297,944		$970,790
Net written premium	376,179	144,628		520,807
Net earned premium	329,723	138,600		468,323
Net losses and loss adjustment expenses	(191,740)	(78,447)		(270,187)
Commission expense	(36,412)	(21,375)		(57,787)
Other operating expenses	(62,459)	(23,296)		(85,755)
Commission income and other income (expense)	3,552	(1,150)		2,402

Underwriting profit	42,664	14,332		56,996
Investment income	47,723	7,694	$1,478	56,895
Net realized capital (losses)	(622)	(404)	—	(1,026)
Interest expense	—	—	(6,248)	(6,248)

Income (loss) before income tax	89,765	21,622	(4,770)	106,617
Income tax expense (benefit)	28,843	7,601	(2,390)	34,054

Net Income (loss)	$60,922	$14,021	$(2,380)	$72,563

Identifiable assets	$2,105,293	$806,948	$47,781	$2,956,686

Loss and loss expenses ratio	58.2%	56.6%		57.7%
Commission expense ratio	11.0%	15.4%		12.3%
Other operating expense ratio (2)	17.9%	17.6%		17.8%

Combined ratio	87.1%	89.6%		87.8%

(1)
Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2)
Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2005
	Insurance Companies	Lloyd's Operations	Corporate	Total (1)
	($ in thousands)
Gross written premium	$529,681	$248,383		$779,579
Net written premium	267,745	112,914		380,659
Net earned premium	230,046	108,505		338,551
Net losses and loss adjustment expenses	(155,293)	(80,362)		(235,655)
Commission expense	(22,984)	(19,687)		(42,671)
Other operating expenses	(52,353)	(20,786)		(73,139)
Commission income and other income (expense)	4,712	3,649		8,361

Underwriting profit (loss)	4,128	(8,681)		(4,553)
Investment Income	31,764	5,061	$244	37,069
Net realized capital gains (losses)	1,705	(467)	—	1,238

Income (loss) before income tax	37,597	(4,087)	244	33,754
Income tax expense (benefit)	11,535	(1,431)	86	10,190

Net Income (loss)	$26,062	$(2,656)	$158	$23,564

Identifiable assets	$1,793,064	$773,079	$23,155	$2,583,249

Loss and loss expenses ratio	67.5%	74.1%		69.6%
Commission expense ratio	10.0%	18.1%		12.6%
Other operating expense ratio (2)	20.7%	15.8%		19.1%

Combined ratio	98.2%	108.0%		101.3%

(1)
Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2)
Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2004
	Insurance Companies	Lloyd's Operations	Corporate	Total (1)
	($ in thousands)
Gross written premium	$457,617	$263,867		$696,146
Net written premium	212,750	99,980		312,730
Net earned premium	228,759	82,236		310,995
Net losses and loss adjustment expenses	(149,073)	(38,941)		(188,014)
Commission expense	(23,552)	(15,588)		(39,140)
Other operating expenses	(44,797)	(18,986)		(63,783)
Commission income and other income (expense)	4,377	(60)		4,317

Underwriting profit	15,714	8,661		24,375
Investment income	24,126	2,645	$24	26,795
Net realized capital gains (losses)	1,164	(242)	—	922

Income before income tax	41,004	11,064	24	52,092
Income tax expense	13,335	3,872	20	17,227

Net Income	$27,669	$7,192	$4	$34,865

Identifiable assets	$1,307,009	$524,670	$11,441	$1,756,678

Loss and loss expenses ratio	65.1%	47.4%		60.5%
Commission expense ratio	10.3%	19.0%		12.6%
Other operating expense ratio (2)	17.7%	23.1%		19.1%

Combined ratio	93.1%	89.5%		92.2%

(1)
Certain amounts included in the segment columns include inter-segment transactions causing certain rows not to crossfoot.

(2)
Includes other operating expenses and commission income and other income (expense).

    The Insurance Companies net earned premium includes $49.8 million, $40.5 million and $33.5 million of net earned premium from the U.K. Branch for 2006, 2005 and 2004, respectively.

Note 4. Investments

    The Company's fixed maturities and equity securities at December 31, 2006 and 2005 were as follows:

December 31, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds,
GNMAs and foreign government bonds	$206,214	$972	$(2,086)	$207,328
States, municipalities and political subdivisions	361,859	2,719	(2,345)	361,485
Mortgage- and asset-backed securities (excluding GNMAs)	489,556	939	(4,488)	493,105
Corporate bonds	201,088	1,672	(1,950)	201,366

Total fixed maturities (1)	1,258,717	6,302	(10,869)	1,263,284

Equity securities—common stocks	37,828	6,297	(348)	31,879
Cash	2,404	—	—	2,404
Short-term investments	176,961	—	—	176,961

	$1,475,910	$12,599	$(11,217)	$1,474,528

(1)
Approximately 3.3% and 17.0% of total fixed maturities investments, at fair value, are direct or collateralized obligations, respectively, of FNMA and FHLMC.

December 31, 2005	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$244,890	$2,432	$(2,249)	$244,707
States, municipalities and political subdivisions	216,345	1,563	(2,115)	216,897
Mortgage- and asset-backed securities (excluding GNMAs)	358,062	758	(3,682)	360,986
Corporate bonds	164,816	2,115	(1,435)	164,136

Total fixed maturities(1)	984,113	6,868	(9,481)	986,726

Equity securities—common stocks	20,911	1,893	(649)	19,667
Cash	13,165	—	—	13,165
Short-term investments	164,047	—	—	164,047

	$1,182,236	$8,761	$(10,130)	$1,183,605

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

    As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security's unrealized loss represents an other-than-temporary decline. The Company's ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security's value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, new information, market conditions and assessing value relative to other comparable securities. Management of the Company's investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company's portfolio as available for sale.

    When a security in our investment portfolio has an unrealized loss that is deemed to be otherthan-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2006, 2005 or 2004.

    The following table summarizes all securities in an unrealized loss position at December 31, 2006 and 2005 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2006		December 31, 2005
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$34,085	$586	$66,229	$772
7-12 Months	20,806	86	52,994	690
> 12 Months	69,424	1,414	51,234	787

Subtotal	124,315	2,086	170,457	2,249

States, municipalities and political subdivisions
0-6 Months	57,747	316	82,167	696
7-12 Months	6,661	80	43,875	776
> 12 Months	118,917	1,949	24,786	643

Subtotal	183,325	2,345	150,828	2,115

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	174,270	921	184,145	1,847
7-12 Months	10,444	65	53,485	942
> 12 Months	184,515	3,502	52,115	893

Subtotal	369,229	4,488	289,745	3,682

Corporate bonds
0-6 Months	27,719	185	45,995	576
7-12 Months	15,503	224	9,109	202
> 12 Months	66,014	1,541	26,904	657

Subtotal	109,236	1,950	82,008	1,435

Total Fixed Maturities	$786,105	$10,869	$693,038	$9,481

Equity securities—common stocks
0-6 Months	$3,265	$158	$2,200	$167
7-12 Months	800	72	3,120	235
> 12 Months	782	118	756	247

Total Equity Securities	$4,847	$348	$6,076	$649

    We analyze the unrealized losses quarterly to determine if any of them are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

    The Company's fixed maturity securities by years of maturity as of December 31, 2006 were as follows:

Period from December 31, 2006 to Maturity	Fair Value	Amortized Cost
	($ in thousands)
Due in one year or less	$104,849	$105,182
Due after one year through five years	241,963	243,850
Due after five years through ten years	217,797	217,755
Due after ten years	166,358	164,766
Mortgage- and asset-backed (including GNMAs)	527,750	531,731

Total	$1,258,717	$1,263,284

    Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.7 years.

    The Company's net investment income was derived from the following sources:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Fixed maturities	$51,102	$35,551	$26,445
Equity securities	1,168	799	754
Short-term investments	7,058	2,307	1,218

	59,328	38,657	28,417
Investment expenses	(2,433)	(1,588)	(1,622)

Net investment income	$56,895	$37,069	$26,795

The Company's realized capital gains and losses were as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Fixed maturities:
Gains	$743	$1,932	$1,014
(Losses)	(2,385)	(1,680)	(1,093)

	(1,642)	252	(79)

Equity securities:
Gains	714	1,149	1,489
(Losses)	(98)	(163)	(488)

	616	986	1,001

Net realized capital gains (losses)	$(1,026)	$1,238	$922

    At December 31, 2006 and 2005, fixed maturities with amortized values of $10,481,000 and $10,429,000, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2005, investments of $201,000 were on deposit with the Bank of England for Navigators Insurance Company's U.K. Branch. Also, at both December 31, 2006 and 2005, $290,000 of investments were pledged as security under a reinsurance treaty.

    At December 31, 2006, the Company did not have a concentration of greater than 10% of invested assets in a single non-U.S. government issuer.

    The fair values of fixed maturity and equity securities are based on quoted market prices or dealer quotes provided by independent pricing services at the reporting date. Short-term investments are carried at cost, which approximates fair value. The carrying amounts of premium receivables approximate fair value because of the short duration of those instruments.

Note 5. Reserves for Losses and Loss Adjustment Expenses

    Insurance companies and Lloyd's syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses ("LAE") for insurance companies such as Navigators Insurance Company and Navigators Specialty Insurance Company, and Lloyd's corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. is dependent upon the receipt of information from the agents and brokers which produce the insurance business for the Company. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the agents and brokers and, subsequently, to Navigators Insurance Company, Navigators Specialty Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.

    Loss reserves are established by our Insurance Companies and Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the agent or broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information, in part on industry experience and in part on the judgment of our senior corporate officers. They are calculated by the Company's actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.

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

    The following table summarizes the activity in the Company's reserve for losses and LAE during the three most recent years:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Net reserves for losses and LAE at beginning of year	$578,976	$463,788	$374,171

Provision for losses and LAE for claims occurring in the current year	287,401	239,429	179,094
Syndicate 1221—reinsurance to close	—	7	12,756
(Decrease) in estimated losses and LAE for claims occurring in prior years	(17,214)	(3,781)	(3,836)

Incurred losses and LAE	270,187	235,655	188,014

Losses and LAE payments for claims occurring during:
Current year	(19,710)	(23,486)	(18,363)
Prior years	(133,337)	(96,981)	(80,034)

Losses and LAE payments	(153,047)	(120,467)	(98,397)

Net reserves for losses and LAE at end of year	696,116	578,976	463,788

Reinsurance receivable on unpaid losses and LAE	911,439	979,015	502,329

Gross reserves for losses and LAE at end of year	$1,607,555	$1,557,991	$966,117

The segment breakdown of prior years' net reserve deficiency (redundancy) was as follows:
Insurance Companies	$(12,732)	$(2,582)	$2,830
Lloyd's Operations	(4,482)	(1,199)	(6,666)

Total	$(17,214)	$(3,781)	$(3,836)

    The $12.7 million net redundancy recorded in 2006 for claims occurring in prior years for the Insurance Companies includes $6.1 million for specialty business, $4.8 million for marine business, $1.2 million for professional liability business and $0.6 million for other lines, principally run-off business.

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

    Lloyd's syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the account is closed. A Lloyd's syndicate typically closes an underwriting account with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. Our participation in Lloyd's Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate, since (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity. At Lloyd's, the amount to close an underwriting year into the next year is referred to as the "reinsurance to close." The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. In our case, our participation increased from 68.1% in 2002 to 97.4% in 2003 and 2004 to 97.5% in 2005 and to 100% in 2006. We therefore recorded our increasing proportionate share of the assets and liabilities of Syndicate 1221. At December 31, 2006, 2005 and 2004, the Company closed its 2004, 2003 and 2002 underwriting years, respectively, the net effect of which resulted in such transfers to NCUL and Millennium of $0, $7,000 and $38.1 million, respectively. The RITC transaction accounted for part of the increase in the premium volume in the Lloyd's Operations. The RITC transaction was recorded as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount. There were no gains or losses recorded on the RITC transaction.

    The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$56,838	$78,421	$78,472
Incurred loss & LAE	246	(17,409)	1,183
Calendar year payments	19,913	4,174	1,234

Ending gross reserves	$37,171	$56,838	$78,421

Gross case loss reserves	$29,291	$48,958	$26,276
Gross IBNR loss reserves	7,880	7,880	52,145

Ending gross reserves	$37,171	$56,838	$78,421

Net of Reinsurance
Beginning net reserves	$30,372	$31,394	$32,083
Incurred loss & LAE	229	529	405
Calendar year payments	9,220	1,551	1,094

Ending net reserves	$21,381	$30,372	$31,394

Net case loss reserves	$13,678	$22,669	$9,904
Net IBNR loss reserves	7,703	7,703	21,490

Ending net reserves	$21,381	$30,372	$31,394

    The reserves for asbestos exposures at December 31, 2006 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limitsn exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement is being paid over two years starting in 2006; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement is being paid over seven years starting in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time.

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

    To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the Company's allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Net loss development for asbestos exposure was not significant in 2006, 2005 and 2004.

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

Note 6. Reinsurance

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

    The credit quality distribution of the Company's reinsurance recoverables of $1.2 billion at December 31, 2006 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A. M. Best or S&P was as follows:

A.M. Best Rating(1)	Rating Description	Amount	Percent to Total
	($ millions)
A++, A+	Superior	$587.7	49%
A, A-	Excellent	476.5	40%
B++, B+	Very good	25.5	2	%(2)
NR	Not rated	110.1	9	%(2)

Total		$1,199.8	100%

(1)
Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)
The Company holds offsetting collateral of approximately 38% for B++ and B+ companies and 33% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd's Operations.

    The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 74.6% of the total recoverables) together with the reinsurance recoverables and collateral at December 31, 2006, and the reinsurers' rating from the indicated rating agency:

	Reinsurance Recoverables
Reinsurer	Unearned Premium	Unpaid/Paid Losses	Total	Collateral(1) Held	Rating & Rating Agency
	($ in millions)
Folksamerica Reinsurance Company	$21.5	$160.7	$182.2	$52.6	A		AMB	(2)
General Reinsurance Corporation	7.0	103.0	110.0	15.6	A++		AMB
Swiss Reinsurance America Corporation	12.6	89.6	102.2	4.2	A+		AMB
GE Reinsurance Corporation	3.5	52.5	56.0	2.0	NR	(3)
Everest Reinsurance Company	13.1	36.4	49.5	5.3	A+		AMB
Munchener Ruckversicherungs-Gesellschaft	7.8	31.1	38.9	23.0	A+		AMB
Transatlantic Reinsurance Company	9.1	27.1	36.2	7.8	A+		AMB
Arch Reinsurance Company	3.1	29.2	32.3	1.1	A		AMB
Swiss Reinsurance Company (UK) Ltd.	3.1	27.2	30.3	6.8	A+		AMB
Platinum Underwriters Re	7.3	23.0	30.3	1.7	A		AMB
Munich Reinsurance America Inc.	7.0	23.1	30.1	4.1	A+		AMB
Partner Reinsurance Company of the U.S	3.4	26.0	29.4	5.5	A+		AMB
Allianz Marine & Aviation Vers.	—	29.3	29.3	3.8	A-		AMB
National Indemnity Company	13.5	13.8	27.3	8.8	A++		AMB
Converium AG	3.6	19.0	22.6	9.7	B++		AMB
XL Reinsurance America Inc.	5.9	14.2	20.1	2.4	A+		AMB
Ace Property and Casualty Insurance Co	7.2	12.1	19.3	4.1	A+		AMB
Arch Reinsurance Limited	4.9	12.3	17.2	16.6	A		AMB
Federal Insurance Co	6.2	10.2	16.4	4.5	A++		AMB
Lloyd's Syndicate #958	0.1	15.6	15.7	0.2	A		AMB

Top 20 Total	139.9	755.4	895.3
All others	39.6	264.9	304.5	127.2

Total	$179.5	$1,020.3	$1,199.8

(1)
Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd's Operations.

(2)
A.M. Best

(3)
Affiliate of Swiss Reinsurance America Corporation.

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

    Approximately $375.8 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2006 are due from reinsurers as a result of Hurricanes Katrina and Rita.

    Also included in reinsurance recoverable for paid and unpaid losses is approximately $23.5 million due from reinsurers in connection with our asbestos exposures of which $13.1 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd's members for all risks written in the 1992 or prior years of account) and $1.6 million is due from Ace International. The remaining reinsurance recoverable amounts for asbestos losses are due from various domestic and international reinsurers with no balance greater than $1 million due from a single reinsurer.

    In November 2006, the Company filed an arbitration demand against Equitas for excess of loss recoveries on two settled asbestos claims that approximate $2.7 million for ceded paid and unpaid loss amounts. Equitas has been paying loss billings on the pro rata portion of one of these settled claims as well as the excess and pro rata amounts for a third settled asbestos claim. In November 2006, the Company also filed an arbitration demand against Ace International for pro rata loss recoveries on two settled asbestos claims that approximate $1.6 million for ceded paid and unpaid loss amounts. The Company intends to vigorously pursue collection of its reinsurance recoveries. For a discussion of our arbitration demands, see Item 3 "Legal Proceedings" and Note 11 "Commitments and Contingencies".

    The following table summarizes written premium:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Direct	$904,863	$701,094	$617,228
Assumed	65,927	78,485	78,918
Ceded	(449,983)	(398,920)	(383,416)

Net	$520,807	$380,659	$312,730

    The following table summarizes earned premium:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Direct	$811,794	$653,064	$593,446
Assumed	65,660	76,795	73,538
Ceded	(409,131)	(391,308)	(355,989)

Net	$468,323	$338,551	$310,995

    The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Direct	$475,148	$745,416	$383,308
Assumed	22,854	140,321	69,418
Ceded	(227,815)	(650,082)	(264,712)

Net	$270,187	$235,655	$188,014

    The 2006, 2005 and 2004 assumed written and earned premium includes $0, $7,000 and $38.1 million, respectively, of reinsurance to close from the Lloyd's Operations.

    A contingent liability exists with respect to reinsurance ceded since the Company would be required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements.

    Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $558,000, $1,387,000 and $1,959,000 for 2006, 2005 and 2004, respectively.

Note 7. Income Taxes

    We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S connected income or non-U.S. connected income. Lloyd's is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd's syndicates. Lloyd's and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd's and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company's corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of Syndicate 1221's premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd's year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company's effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company's foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

    We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $26.2 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

    The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Current:
Federal and foreign	$38,644	$15,841	$19,687
State and local	—	(15)	107

Total	38,644	15,826	19,794

Deferred:
Federal and foreign	(4,590)	(5,672)	(2,583)
State and local	—	36	16

Total	(4,590)	(5,636)	(2,567)

Total income tax expense	$34,054	$10,190	$17,227

    A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2006		2005		2004
	($ in thousands)
Computed expected tax expense	$37,316	35.0%	$11,814	35.0%	$18,232	35.0%
Tax-exempt interest	(3,331)	(3.1%)	(1,899)	(5.6%)	(1,210)	(2.3%)
Dividends received deduction	(243)	(0.2%)	(166)	(0.5%)	(157)	(0.3%)
State and local income taxes, net of Federal income tax	—	0.0%	14	0.0%	80	0.2%
Change in the state and local tax net operating loss carryforward	(981)	(1.0%)	(516)	(3.6%)	(1,219)	(2.3%)
Change in the valuation allowance	981	1.0%	516	3.6%	1,219	2.3%
Other	312	0.2%	427	1.3%	282	0.5%

Actual tax expense and rate	$34,054	31.9%	$10,190	30.2%	$17,227	33.1%

    The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2006	2005
	($ in thousands)
Deferred tax assets:
Loss reserve discount	$24,847	$21,418
Unearned premium	12,048	8,796
Net unrealized losses on securities	—	476
Stock based compensation	2,313	2,011
State and local net operating loss carryforward	5,990	5,009
Other	737	1,214

Total gross deferred tax assets	45,935	38,924
Less: Valuation allowance	(5,990)	(5,009)

Total deferred tax assets	39,945	33,915

Deferred tax liabilities:
Deferred acquisition costs	(8,602)	(5,026)
Contingent commission receivable	(133)	(318)
Net unrealized gains on securities	(534)	—
Net deferred state and local income tax	(254)	(254)

Total deferred tax liabilities	(9,523)	(5,598)

Net deferred tax asset	$30,422	$28,317

    In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences at December 31, 2006, net of any valuation allowance.

    The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $6.0 million and $5.0 million at December 31, 2006 and 2005, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company's state and local tax carryforwards at December 31, 2006 expire from 2021 to 2026.

    In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109. FIN 48, which becomes effective in the first quarter of 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition or results of operations.

Note 8. Credit Facility

    The Company has a credit facility provided through a consortium of banks consisting of $115 million of letters of credit and a $10 million line of credit. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British sterling. At December 31, 2006, letters of credit with an aggregate face amount of $91.3 million were issued under the credit facility. The line of credit was unused at December 31, 2006.

    The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buybacks, mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. At December 31, 2006, we were in compliance with all covenants.

    The credit facility was amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. The expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If at that time the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221.

    As a result of the amendment, the cost of the letter of credit portion of the credit facility was reduced to 0.75% from 1.00% for the issued letters of credit and to 0.10% from 0.125% for the unutilized portion of the letter of credit facility. The cost of the line of credit portion of the credit facility was also reduced to 0.75% from 1.00% over the Company's choice of LIBOR or prime for the utilized portion and to 0.10% from 0.125% for the unutilized portion.

Note 9. Senior Notes

    On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the "Senior Notes") and received net proceeds of $123.5 million. The Company contributed $100 million of the proceeds to the capital and surplus of Navigators Insurance Company and retained the remainder at the Parent Company for general corporate purposes. Interest will be paid on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 7.17%.

    The Senior Notes, the Company's only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a "make-whole" redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2006, the Company was in compliance with all such covenants.

    Interest expense in 2006 was $6,248,000. The fair value of the Senior Notes, which is based on the quoted market price at December 31, 2006, was $128.8 million.

Note 10. Fiduciary Funds

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

    The fiduciary accounts as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	($ in thousands)
Cash and short-term investments	$3,859	$18,783
Premiums receivable	43,232	34,058
Reinsurance balances receivable (payable)	(11,631)	(34,566)

Total assets	$35,460	$18,275

Due to insurance companies	$35,460	$18,275

Total liabilities	$35,460	$18,275

Note 11. Commitments and Contingencies

a.
Future minimum annual rental commitments at December 31, 2006 under various noncancellable operating leases for the Company's office facilities, which expire at various dates through 2014, are as follows:

Year Ended December 31,	($ in thousands)
2007	$4,735
2008	4,824
2009	4,754
2010	3,616
2011	2,233
Subsequent to 2011	4,465

Total	$24,627

  The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $4,826,000, $3,099,000 and $2,845,000, respectively.

b.
Except as described below, the Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.

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

  On November 22, 2006, the Company filed a demand for arbitration against Equitas, a lead reinsurer participating in excess of loss reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Equitas (the "Equitas Arbitration"). The recovery demands are for the 2005 settlement of two class action lawsuits involving large asbestos claims (together, the "2005 Settled Claims"), which 2005 Settled Claims are being paid through 2007. Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements for such 2005 Settled Claims or with respect to excess of loss or pro rata reinsurance for the 2004 Settled Claim referred to below. The aggregate amount of excess of loss recoveries due from Equitas for ceded paid and unpaid losses on the 2005 Settled Claims is approximately $2.7 million.

  On November 20, 2006, the Company also filed a demand for arbitration in New York against INA International Insurance Company, n/k/a Ace International ("Ace International"), a reinsurer participating in pro rata reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Ace International (the "Ace International Arbitration"). The recovery demands are for the 2005 Settled Claims and for the 2004 settlement of another class action lawsuit involving a third large asbestos claim (the "2004 Settled Claim" and, together with the 2005 Settled Claims, the "Settled Claims"), which 2004 Settled Claim is being paid over seven years beginning in 2005. The aggregate amount of pro rata recoveries due from Ace International for ceded paid and unpaid losses on the Settled Claims is approximately $1.6 million.

  The Company has filed its demands for arbitration against Equitas and Ace International in accordance with the respective applicable provisions of the excess of loss reinsurance agreements and the pro rata reinsurance agreements. The Company believes that the refusal of Equitas and of Ace International to satisfy the Company's payment demands is without merit and it intends to vigorously pursue collection of its respective reinsurance recoveries. While it is too early to predict with any certainty the outcome of the Equitas Arbitration or the Ace International Arbitration, the Company believes that the ultimate outcomes would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of either or both of these arbitrations could have a material adverse effect on the Company's results of operations in a particular fiscal quarter or year.

c.
Wherever a member of Lloyd's is unable to pay its debts to policyholders, such debts may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company's 2006 capacity at Lloyd's of £123 million, the December 31, 2006 exchange rate of £1 equals $1.96 and assuming the maximum 3% assessment, the Company would be assessed approximately $7.2 million.

Note 12. Share Capital

a.
Authorized

  The Company's authorized share capital consists of 20,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share.

b.
Issued and outstanding

  Changes in the Company's issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Balance, beginning of year	16,617	12,657	12,535
Public offering	—	3,795	—
Vested stock grants	32	37	36
Employee stock purchase plan	15	16	16
Stock options exercised	72	112	70

Balance, end of year	16,736	16,617	12,657

    There are no preferred shares issued.

    In October 2005, the Company completed an underwritten public offering of 3,795,000 shares, including the over allotment option, and received net proceeds of $123.8 million. The proceeds were used to contribute $120 million to the Insurance Companies and for other general corporate purposes.

Note 13. Dividends from Subsidiaries and Statutory Financial Information

    Navigators Insurance Company may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2006, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2007 without prior regulatory approval was $52,419,000. No dividends were paid by Navigators Insurance Company in 2006. Navigators Insurance Company paid $3,000,000 in dividends to the Company in 2005 and $6,000,000 in 2004. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations.

    The Insurance Companies' statutory net income as filed with the regulatory authorities for 2006, 2005 and 2004 was $48,737,000, $18,724,000 and $31,943,000, respectively. The statutory surplus as filed with the regulatory authorities was $524,188,000 and $356,484,000 at December 31, 2006 and 2005, respectively.

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

    The significant differences between SAP and GAAP, as they relate to the Company's operations, are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders' equity; (3) certain deferred tax assets are not permitted to be included in statutory surplus, while under GAAP deferred taxes are provided to reflect all temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents' balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

    As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. The Navigators Insurance Company is currently being examined and Navigators Specialty Insurance Company was examined by the New York Insurance Department for the years 2001 through 2004.

Note 14. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan

    Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the modified prospective method of adoption selected by the company under the provisions of SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of SFAS 123 been applied from its original effective date.

    At the Company's May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for the Company's common stock. As of December 31, 2006, 245,265 of such awards were issued leaving 754,735 awards available to be issued in subsequent periods. Upon the approval of the 2005 Stock Incentive Plan, no further awards are being issued under any of the Company's other stock plans or the stock appreciation rights plan currently in effect. All stock options issued under the 2005 Stock Incentive Plan are exercisable upon vesting for one share of the Company's common stock and are granted at exercise prices no less than the fair market value of the Company's common stock on the date of grant.

    Stock grants are expensed as they vest. The amounts charged to expense were $4.3 million, $1.5 million and $1.5 million in 2006, 2005 and 2004, respectively. The above does not include $25,000 in 2006 and $20,000 in each of 2005 and 2004 of the Company's common stock earned by each nonemployee director as a portion of the director's compensation for serving on the Company's Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2006, 2005 and 2004 for the stock earned by directors was $177,000, $140,000 and $60,000, respectively.

    Options and grants generally vest equally over a four year period and the options have a maximum term of ten years. Some of the grants vest over five years with one-third vesting in each of the third, fourth and fifth years.

    Unvested restricted stock grants outstanding at December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006	2005	2004
Stock grants outstanding at beginning of year	99,708	94,460	91,000
Granted	208,623	58,458	52,990
Vested	(40,574)	(50,874)	(48,975)
Forfeited	(17,608)	(2,336)	(555)

Balance at end of year	250,149	99,708	94,460

    Stock options outstanding at December 31, 2006, 2005 and 2004 were as follows:

	2006		2005		2004
	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices	No. of Shares	Average Exercise Prices
Options outstanding at beginning of year	554,000	$21.85	641,875	$19.87	550,550	$16.43
Granted	—		41,500	$33.29	190,000	$29.12
Exercised	(71,750)	$17.30	(112,375)	$13.97	(70,425)	$13.03
Expired or forfeited	(7,000)	$28.25	(17,000)	$27.15	(28,250)	$32.02

Options outstanding at end of year	475,250	$22.45	554,000	$21.85	641,875	$19.87

Number of options exercisable	355,000	$20.01	342,750	$17.34	362,375	$14.45

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used by year for the options granted indicated in the following table:

	Year Ended December 31,
	2006	2005	2004
Dividend yield	N/A	0.0%	0.0%
Risk free interest rate	N/A	4.0%	3.7%
Expected volatility	N/A	31.1%	32.2%
Expected life	N/A	6 years	6 years
Weighted average fair value	N/A	$12.76	$11.21

N/A—not applicable since no options were issued in 2006.

    The following table summarizes information about options outstanding at December 31, 2006:

Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Exercisable Options	Average Exercise Price
$10 to $15	106,875	3.1	$11.27	106,875	$11.27
$16 to $20	93,500	5.3	$17.02	93,500	$17.02
$21 to $30	233,375	6.9	$27.81	144,250	$27.46
$31 to $37	41,500	8.2	$33.29	10,375	$33.29

    The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights ("SARs") at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Stock Incentive Plan, no further awards are expected to be issued from the Stock Appreciation Rights Plan. The pre-tax amounts charged to expense in 2006, 2005 and 2004 were $583,000, $1,746,000 and ($41,000), respectively.

    Stock appreciation rights outstanding at December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
	2006		2005		2004
	SARs	Average Exercise Prices	SARs	Average Exercise Prices	SARs	Average Exercise Prices
SARs outstanding at beginning of year	137,750	$13.51	179,750	$14.19	192,750	$13.54
Granted	—		—		—
Exercised	(19,000)	$14.16	(38,875)	$16.01	(9,000)	$15.54
Expired or forfeited	—		(3,125)	$21.35	(4,000)	$15.00

SARs outstanding at end of year	118,750	$13.41	137,750	$13.51	179,750	$14.19

Number of SARs exercisable	118,750	$13.41	134,875	$13.32	158,750	$13.51

    The Company offers an Employee Stock Purchase Plan (the "ESPP") to all of its eligible employees. The employee is offered the opportunity to purchase the Company's common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of the Company's common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 7,512 shares purchased in 2007 from funds withheld during the July 1, 2006 to December 31, 2006 offering period. There were 14,999 shares purchased in 2006 from funds withheld during the offering periods of July 1, 2005 to December 31, 2005 and January 1, 2006 to June 30, 2006. The ESPP is compensatory under SFAS 123 and therefore the Company is required to expense both the value of the 10% discount and the "look-back" option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2006, 2005 and 2004 was $139,000, $106,000 and $109,000, respectively.

Note 15. Retirement Plans

    The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee's gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of their second year and an additional 20% at the end of each subsequent year until being fully vested after six years of service. The expense for the plan, was $2,603,000, $2,027,000 and $1,826,000 in 2006, 2005 and 2004, respectively. The Company sponsors a similar defined contribution plan under U.K. regulations for its U.K. employees. Contributions, which are fully vested when made, are equal to 15% of each eligible employee's gross base salary. The Company expense for this plan was $1,415,000, $967,000 and $835,000 for 2006, 2005 and 2004, respectively. Such expenses are included in other operating expenses.

    The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute a portion of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.

Note 16. Quarterly Financial Data (Unaudited)

    Following is a summary of quarterly financial data for the periods indicated:

	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	($ in thousands, except net income per share)
Gross written premium	$263,784	$252,365	$221,667	$232,974
Net written premium	143,426	129,248	119,037	129,096
Revenues:
Net earned premium	103,722	114,541	115,696	134,364
Commission income	1,286	540	639	610
Net investment income	12,550	14,003	14,691	15,651
Net realized capital (losses)	(424)	(192)	(151)	(259)
Other income (expense)	186	44	(884)	(19)

Total revenues	117,320	128,936	129,991	150,347

Operating expenses:
Net losses and loss adjustment expenses incurred	62,117	66,627	64,456	76,987
Commission expense	13,705	13,624	13,769	16,689
Other operating expenses	18,408	19,927	22,683	24,737
Interest expense	—	1,820	2,214	2,214

Total operating expenses	94,230	101,998	103,122	120,627

Income before income tax expense	23,090	26,938	26,869	29,720
Income tax expense	7,565	8,840	8,536	9,113

Net income	$15,525	$18,098	$18,333	$20,607

Comprehensive income	$6,437	$11,845	$35,834	$22,708
Combined ratio	89.4%	87.0%	87.4%	87.7%
Net income per common share:
Basic	$0.93	$1.09	$1.10	$1.23
Diluted	$0.93	$1.08	$1.09	$1.22

    The increase in 2006 revenues as compared to 2005 was primarily due to the increase in written premium resulting from new business and rate increases on new and renewal business in 2005. Net investment income increased as the result of positive cash flow increasing the investment portfolio, the net proceeds of $123.5 million from the April debt offering and an increase in the overall investment yield.

	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	($ in thousands, except net income (loss) per share)
Gross written premium	$216,996	$190,133	$188,114	$184,336
Net written premium	117,090	93,257	76,049	94,263
Revenues:
Net earned premium	77,538	85,832	74,734	100,447
Commission income	1,270	1,514	1,025	1,877
Net investment income	7,622	8,961	9,196	11,290
Net realized capital gains	167	416	344	311
Other income (expense)	897	470	459	849

Total revenues	87,494	97,193	85,758	114,774

Operating expenses:
Net losses and loss adjustment expenses incurred	46,221	53,611	76,836	58,987
Commission expense	9,604	9,242	11,656	12,168
Other operating expenses	17,444	17,628	17,482	20,586

Total operating expenses	73,269	80,481	105,974	91,741

Income before income tax expense (benefit)	14,225	16,712	(20,216)	23,033
Income tax expense (benefit)	4,526	5,432	(7,491)	7,723

Net income (loss)	$9,699	$11,280	$(12,725)	$15,310

Comprehensive income (loss)	$3,325	$17,770	$(19,717)	$12,093
Combined ratio	91.7%	91.6%	139.8%	88.6%
Net income (loss) per common share:
Basic	$0.77	$0.88	$(0.99)	$0.97
Diluted	$0.76	$0.88	$(0.99)	$0.96

    The increase in 2005 revenues as compared to 2004 was primarily due to the increase in written premium resulting from diversification and organic growth, as well as retaining more of the written premium through the cancellation of the quota share on the specialty business and increasing our participation in the marine pool. Net investment income increased as the result of positive cash flow and the $123.8 million of net proceeds from our October 2005 common stock offering, and an increase in the overall yield. The third quarter was negatively impacted by Hurricanes Katrina and Rita which caused pretax incurred losses of $22.3 million and net reinstatement premium costs of $14.4 million.

Schedule I
The Navigators Group, Inc. and Subsidiaries
Summary of Consolidated Investments—Other Than Investments
In Related Parties
December 31, 2006
($ in thousands)

Type of Investment	Amortized Cost or Cost	Fair value	Amount at which shown in the consolidated balance sheet
Fixed maturities:
U.S. Government Treasury Bonds,
GNMAs and foreign government bonds	$207,328	$206,214	$206,214
States, municipalities and political subdivisions	361,485	361,859	361,859
Mortgage- and asset-backed securities (excluding GNMAs)	493,105	489,556	489,556
Corporate bonds	201,366	201,088	201,088

Total fixed maturities(1)	1,263,284	1,258,717	1,258,717

Equity securities—common stocks	31,879	37,828	37,828
Cash	2,404	2,404	2,404
Short-term investments	176,961	176,961	176,961

Total	$1,474,528	$1,475,910	$1,475,910

(1)
Approximately 3.3% and 17.0% of total fixed maturities investments, at fair value, are direct or collateralized obligations, respectively, of FNMA and FHLMC.

Schedule II
The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant
The Navigators Group, Inc.
Balance Sheets
(Parent Company)
($ in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Cash and investments	$32,308	$16,926
Investments in subsidiaries	634,299	453,023
Goodwill and other intangible assets	2,534	2,534
Other assets	12,939	3,695

Total assets	$682,080	$476,178

LIABILITIES
7% Senior Notes due May 1, 2016	$123,560	$—
Accounts payable and other liabilities	1,590	1,800
Accrued interest payable	1,458	—
Deferred compensation payable	4,129	4,140

Total liabilities	130,737	5,940

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 20,000,000 shares authorized; issued and outstanding: 16,735,898 for 2006 and 16,616,781 for 2005	1,674	1,662
Additional paid-in capital	286,732	282,463
Retained earnings	259,464	186,901
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on securities available-for-sale, net of tax	849	(884)
Foreign currency translation adjustment, net of tax	2,624	96

Total stockholders' equity	551,343	470,238

Total liabilities and stockholders' equity	$682,080	$476,178

Schedule II
The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.
Statements of Income
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Net investment income	$1,478	$244	$24
Expenses:
Interest expense	(6,248)	—	—
Other expenses	(2,072)	(4,208)	(3,048)

Loss before income tax (benefit)	(6,842)	(3,964)	(3,024)
Income tax (benefit)	(2,390)	(1,387)	(1,052)

Loss before equity in net income of wholly owned subsidiaries	(4,452)	(2,577)	(1,972)
Income from wholly owned subsidiaries	77,015	26,141	36,837

Net Income	$72,563	$23,564	$34,865

Schedule II
The Navigators Group, Inc. and Subsidiaries
Condensed Financial Information of Registrant (Continued)
The Navigators Group, Inc.
Statements of Cash Flows
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$72,563	$23,564	$34,865
Adjustments to reconcile net income to net cash (used in) provided by operations:
Equity in undistributed net (income) of wholly owned subsidiaries	(77,015)	(23,141)	(29,837)
Other	(5,505)	6,425	15,409

Net cash (used in) provided by operating activities	(9,957)	6,848	20,437

Investing activities:
Fixed maturities, available-for-sale
Purchases	(20,137)	—	—
Investments in subsidiaries	(100,000)	(120,000)	(25,039)
Net (increase) decrease in short-term investments	5,792	(12,663)	1,165

Net cash (used in) investing activities	(114,345)	(132,663)	(23,874)

Financing activities:
Net proceeds from stock offering	—	123,862	—
Net proceeds from debt offering	123,538	—	—
Proceeds of stock issued from Employee Stock Purchase Plan	536	419	434
Proceeds of stock issued from exercise of stock options	1,265	1,570	1,144

Net cash provided by financing activities	125,339	125,851	1,578

Increase (decrease) in cash	1,037	36	(1,859)
Cash at beginning of year	224	188	2,047

Cash at end of year	$1,261	$224	$188

Schedule III
The Navigators Group, Inc. and Subsidiaries
Supplementary Insurance Information
($ in thousands)

	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premium	Net investment income(1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs(2)	Other operating expenses(1)	Net written premium
Year ended December 31, 2006
Insurance Companies	$24,578	$1,079,379	$292,803	$—	$329,723	$47,723	$191,740	$36,412	$62,459	$376,179
Lloyd's Operations	17,122	528,176	122,293	$—	138,600	7,694	78,447	21,375	23,296	144,628

	$41,700	$1,607,555	$415,096	$—	$468,323	$55,417	$270,187	$57,787	$85,755	$520,807

Year ended December 31, 2005
Insurance Companies	$14,361	$994,079	$223,592	$—	$230,046	$31,764	$155,293	$22,984	$52,353	$267,745
Lloyd's Operations	15,336	563,912	92,924	$—	108,505	5,061	80,362	19,687	20,786	112,914

	$29,697	$1,557,991	$316,516	$—	$338,551	$36,825	$235,655	$42,671	$73,139	$380,659

Year ended December 31, 2004
Insurance Companies	$8,067	$683,118	$180,667	$—	$228,759	$24,126	$149,073	$23,552	$44,797	$212,750
Lloyd's Operations	15,815	282,999	90,303	$—	82,236	2,645	38,941	15,588	18,986	99,980

	$23,882	$966,117	$270,970	$—	$310,995	$26,771	$188,014	$39,140	$63,783	$312,730

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's insurance operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations. A portion of these costs is eliminated in consolidation.

Schedule IV
The Navigators Group, Inc. and Subsidiaries
Reinsurance
Written Premium
($ in thousands)

	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2006
Property-Casualty	$904,863	$449,983	$65,927	$520,807	13%

Year ended December 31, 2005
Property-Casualty	$701,094	$398,920	$78,485	$380,659	21%

Year ended December 31, 2004
Property-Casualty	$617,228	$383,416	$78,918	$312,730	25%

Schedule V
The Navigators Group, Inc. and Subsidiaries
Valuation and Qualifying Accounts
($ in thousands)

Description	Balance at January 1, 2006	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions (Describe)		Balance at December 31, 2006
Allowance for uncollectible reinsurance	$33,143	$558	$—	$25,228	(1)	$8,473

Valuation allowance in deferred taxes	$5,009	$981	$—	$—		$5,990

(1)
Primarily attributed to the write-off of recoverables for which a specific allowance had been provided in prior years.

Schedule VI
The Navigators Group, Inc. and Subsidiaries
Supplementary Information Concerning Property-Casualty Insurance Operations
($ in thousands)

							Losses and loss adjustment expenses incurred related to
		Reserve for losses and loss adjustment expenses							Amortization of deferred policy acquisition costs(2)
	Deferred policy acquisition costs
Affiliation with Registrant			Discount, if any, deducted	Unearned premium	Net earned premium	Net investment income(1)	Current year	Prior years		Other operating expenses(1)	Net written premium
Consolidated Subsidiaries
Year ended December 31, 2006	$41,700	$1,607,555	$—	$415,096	$468,323	$55,417	$287,401	$(17,214)	$57,787	$85,755	$520,807

Year ended December 31, 2005	$29,697	$1,557,991	$—	$316,516	$338,551	$36,825	$239,436	$(3,781)	$42,671	$73,139	$380,659

Year ended December 31, 2004	$23,882	$966,117	$—	$270,970	$310,995	$26,771	$191,850	$(3,836)	$39,140	$63,783	$312,730

(1)
Net investment income and other operating expenses reflect only such amounts attributable to the Company's Insurance Operations.

(2)
Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's Insurance Operations. A portion of these costs is eliminated in consolidation.

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit	Previously Filed and Incorporated Herein by Reference to:
3-1		Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-2		Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-3		By-laws, as amended	Form S-1 (File No. 33-5667)
3-4		Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006
4-1		Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)
10-1		Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-2		Agreement between the Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-3	*	Stock Option Plan	Form S-1 (File No. 33-5667)
10-4	*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)
10-5		Agreement with Bradley D. Wiley dated June 3, 1997	Form 10-K for December 31, 1997
10-6		Employment Agreement with Salvatore A. Margarella dated March 1, 1999	Form 10-K for December 31, 1998
10-7		Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001
10-8		Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002
10-9	*	2002 Stock Incentive Plan	Proxy Statement for May 30, 2002
10-10	*	Employee Stock Purchase Plan	Proxy Statement for May 29, 2003
10-11	*	Executive Performance Incentive Plan	Proxy Statement for May 29, 2003
10-12		Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No. 333-108424)
10-13		Agreement with Paul J. Malvasio dated October 9, 2003	Form 10-K for December 31, 2003
10-14		Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-15		Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-16		Agreement with Jane E. Keller	Form 10-Q for September 30, 2004
10-17		Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	Form 8-K filed December 14, 2004
10-18		Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	Form 8-K filed January 18, 2005
10-19		Second Amended and Restated Credit Agreement among the Company and the Lenders dated January 31, 2005	Form 8-K filed February 4, 2005
10-20	*	2005 Stock Incentive Plan	Proxy Statement for May 20, 2005
10-21		Agreement with Elliot S. Orol	Form 10-Q for June 30, 2005
10-22		Agreement with John F. Kirby	Form 8-K filed July 7, 2006

10-23	Third Amended and Restated Credit Agreement among the Company and the Lenders dated February 2, 2007	Form 8-K filed February 7, 2007
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**
23-1	Consent of Independent Registered Public Accounting Firm	**
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act
	(This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**
32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act
	(This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

*
Compensatory plan.

**
Included herein.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Note on Forward-Looking Statements
Part I
Item 1. DESCRIPTION OF BUSINESS
General
Reinsurance Recoverables
Loss Reserves
Gross Cumulative Redundancy (Deficiency)
Net Cumulative Redundancy (Deficiency)
Investments
Ratings
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
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
Item 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Five Year Stock Performance Graph
Dividends
Recent Sales of Unregistered Securities
Use of Proceeds from Public Offering of Debt Securities
Purchases of Equity Securities by the Issuer
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Catastrophe Risk Management
Hurricanes Katrina, Rita and Wilma
Corporate and Industry Investigations
Critical Accounting Policies
Results of Operations and Overview
Gross Written Premium
Segment Information
Off-Balance Sheet Transactions
Tabular Disclosure of Contractual Obligations
Investments
Liquidity and Capital Resources
Economic Conditions
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Sensitive Instruments and Risk Management
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
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Part IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Reinsurance Ceded
Depreciation and Amortization
Goodwill and Other Intangible Assets
Stock-Based Compensation
Federal Income Taxes
Use of Estimates
Consolidated Statements of Cash Flows
Application of New Accounting Standards
INDEX TO EXHIBITS