Form 10-Q
period 2007-03-31
NAVIGATORS GROUP INC
filed 2007-05-03
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

The number of common shares outstanding as of April 23, 2007 was 16,782,380.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1. Financial Information

Item 1.        Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
Investments and cash:

Fixed maturities, available-for-sale, at fair value (amortized cost: 2007, $1,331,069; 2006, $1,263,284)	$1,328,824	$1,258,717
Equity securities, available-for-sale, at fair value (cost: 2007, $39,484; 2006, $31,879)	45,380	37,828
Short-term investments, at cost which approximates fair value	130,202	176,961
Cash	1,628	2,404
Total investments and cash	1,506,034	1,475,910

Premiums in course of collection	225,797	163,309
Commissions receivable	3,351	3,647
Prepaid reinsurance premiums	199,544	179,493
Reinsurance receivable on paid losses	131,336	108,878
Reinsurance receivable on unpaid losses and loss adjustment expenses	872,436	911,439
Net deferred income tax benefit	29,502	30,422
Deferred policy acquisition costs	53,733	41,700
Accrued investment income	13,348	13,052
Goodwill and other intangible assets	8,040	8,012
Other assets	22,740	20,824

Total assets	$3,065,861	$2,956,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,606,283	$1,607,555
Unearned premium	469,269	415,096
Reinsurance balances payable	203,185	194,266
Senior notes	123,587	123,560
Federal income tax payable	11,394	3,934
Payable for securities purchased	9,089	166
Accounts payable and other liabilities	68,687	60,766
Total liabilities	2,491,494	2,405,343

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 for 2007 and 50,000,000 for 2006; issued and outstanding: 16,781,583 for 2007 and 16,735,898 for 2006	1,678	1,674
Additional paid-in capital	288,479	286,732
Retained earnings	279,136	259,464
Accumulated other comprehensive income	5,074	3,473
Total stockholders’ equity	574,367	551,343

Total liabilities and stockholders’ equity	$3,065,861	$2,956,686

See accompanying notes to interim consolidated financial statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Gross written premium	$300,861	$263,784
Revenues
Net written premium	$173,019	143,426
(Increase) in unearned premium	(33,973)	(39,704)
Net earned premium	139,046	103,722
Commission income	408	1,286
Net investment income	16,216	12,550
Net realized capital gains (losses)	201	(424)
Other income (expense)	(71)	186
Total revenues	155,800	117,320

Operating expenses:
Net losses and loss adjustment expenses incurred	81,192	62,117
Commission expense	17,099	13,705
Other operating expenses	26,289	18,408
Interest expense	2,215	—
Total operating expenses	126,795	94,230

Income before income tax expense (benefit)	29,005	23,090

Income tax expense (benefit):
Current	9,276	9,332
Deferred	57	(1,767)
Total income tax expense	9,333	7,565

Net income	$19,672	$15,525

Net income per common share:
Basic	$1.17	$0.93
Diluted	$1.17	$0.93

Average common shares outstanding:
Basic	16,756	16,639
Diluted	16,884	16,757

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,674	$1,662
Shares issued under stock plans	4	5
Balance at end of period	$1,678	$1,667

Additional paid-in capital
Balance at beginning of year	$286,732	$282,463
Effect of SFAS 123 for stock options	159	240
Shares issued under stock plans	1,588	1,396
Balance at end of period	$288,479	$284,099

Retained earnings
Balance at beginning of year	$259,464	$186,901
Net income	19,672	15,525
Balance at end of period	$279,136	$202,426

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$849	$(884)
Change in period	1,496	(9,330)
Balance at end of period	2,345	(10,214)
Cumulative translation adjustments, net of tax
Balance at beginning of year	2,624	96
Net adjustment for period	105	242
Balance at end of period	2,729	338
Balance at end of period	$5,074	$(9,876)

Total stockholders’ equity at end of period	$574,367	$478,316

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Net income	$19,672	$15,525
Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $771 and ($5,024) in 2007 and 2006, respectively(1)	1,496	(9,330)
Change in foreign currency translation gains, net of tax expense of $56 and $130 in 2006 and 2005, respectively	105	242
Other comprehensive income (loss)	1,601	(9,088)

Comprehensive Income	$21,273	$6,437

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$1,625	$(9,606)
Less: reclassification adjustment for net gains (losses) included in net income	129	(276)
Change in net unrealized gains (losses) on securities	$1,496	$(9,330)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Operating activities:
Net income	$19,672	$15,525
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	703	1,199
Net deferred income tax expense (benefit)	57	(1,767)
Net realized capital (gains) losses	(201)	424
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	18,344	(25,810)
Reserve for losses and loss adjustment expenses	(3,699)	44,092
Prepaid reinsurance premiums	(19,719)	(31,479)
Unearned premium	53,426	70,788
Premiums in course of collection	(61,862)	(53,362)
Commissions receivable	298	9
Deferred policy acquisition costs	(11,884)	(14,460)
Accrued investment income	(290)	(242)
Reinsurance balances payable	8,347	11,932
Federal income tax	7,400	5,470
Other	9,486	6,318
Net cash provided by operating activities	20,078	28,637

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	50,738	3,069
Sales	55,680	74,850
Purchases	(174,445)	(131,221)
Equity securities, available-for-sale
Sales	4,464	2,205
Purchases	(11,877)	(5,762)
Change in payable for securities	8,863	(2,685)
Net change in short-term investments	47,079	32,108
Purchase of property and equipment	(1,898)	(878)
Net cash (used in) investing activities	(21,396)	(28,314)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	301	222
Proceeds of stock issued from exercise of stock options	241	353
Net cash provided by financing activities	542	575

Effect of exchange rate changes on foreign currency cash	—	6
Increase (decrease) in cash	(776)	904
Cash at beginning of year	2,404	13,165
Cash at end of period	$1,628	$14,069

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$1,712	$3,256
Issuance of stock to directors	181	140

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC.  AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements
(Unaudited)

Note 1.  Accounting Policies

The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”).  All such adjustments are of a normal recurring nature.  All significant intercompany transactions and balances have been eliminated.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The terms “we”, “us”, “our” and “the Company” as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires.  The term “Parent” or “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.  These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2006 Annual Report on Form 10-K.  Certain amounts for the prior year have been reclassified or restated to conform to the current year’s presentation.

Note 2.  Reinsurance Ceded

The Company’s ceded earned premiums were $107.9 million and $88.9 million for the three months ended March 31, 2007 and 2006, respectively.  The Company’s ceded incurred losses were $63.6 million and $63.1 million for the three months ended March 31, 2007 and 2006, respectively.

Note 3.  Segment Information

The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.

The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment.  Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies’ and Parent Company’s expenses and related income tax amounts.

We evaluate the performance of each segment based on its underwriting and net income results.  The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, incurred losses and loss adjustment expenses, commission expense and other underwriting expenses.  The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.  Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses.  Our underwriting performance is evaluated separately from the performance of our investment portfolios.

Our Insurance Companies consist of Navigators Insurance Company, including its United Kingdom Branch (the U.K. Branch), and Navigators Specialty Insurance Company (formerly NIC Insurance Company).  Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. Navigators Specialty Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company.  The Lloyd’s

Operations primarily underwrite marine and related lines of business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”).  Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221.  We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.  The Navigators Agencies are wholly-owned insurance underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company.  All segments are evaluated based on their GAAP results.

The Insurance Companies’ and the Lloyd’s Operations’ underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability.  Underwriting profit or loss is calculated from net earned premiums, less net losses and LAE, commission expense and other operating expenses related to underwriting activities.  The combined ratio is derived by taking such net losses and LAE and operating expenses divided by net earned premiums.  A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Financial data by segment for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$208,874	$91,987		$300,861
Net written premium	122,048	50,971		173,019

Net earned premium	101,812	37,234		139,046
Net losses and loss adjustment expenses	(61,340)	(19,852)		(81,192)
Commission expense	(11,083)	(6,016)		(17,099)
Other operating expenses	(18,769)	(7,520)		(26,289)
Commission income and other income (expense)	489	(152)		337

Underwriting profit	11,109	3,694		14,803

Investment income	13,654	2,151	$411	16,216
Net realized capital gains (losses)	243	(42)	—	201
Interest expense	—	—	(2,215)	(2,215)
Income (loss) before income taxes	25,006	5,803	(1,804)	29,005

Income tax expense (benefit)	7,911	2,054	(632)	9,333
Net income (loss)	$17,095	$3,749	$(1,172)	$19,672

Identifiable assets(1)	$2,166,439	$828,689	$65,240	$3,065,861

Loss and loss expenses ratio	60.2%	53.3%		58.4%
Commission expense ratio	10.9%	16.2%		12.3%
Other operating expense ratio(2)	18.0%	20.6%		18.7%
Combined ratio	89.1%	90.1%		89.4%

(1)             Includes inter-segment transactions causing the row not to crossfoot.

(2)             Includes other operating expenses and commission income and other income (expense).

	Three Months Ended March 31, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium(1)	$162,247	$101,748		$263,784
Net written premium	89,644	53,782		143,426

Net earned premium	67,352	36,370		103,722
Net losses and loss adjustment expenses	(39,954)	(22,163)		(62,117)
Commission expense	(7,124)	(6,581)		(13,705)
Other operating expenses	(13,433)	(4,975)		(18,408)
Commission income and other income (expense)	1,206	266		1,472

Underwriting profit	8,047	2,917		10,964

Investment income	10,410	2,007	$133	12,550
Net realized capital (losses)	(75)	(349)	—	(424)
Income before income taxes	18,382	4,575	133	23,090

Income tax expense	5,916	1,601	48	7,565
Net income	$12,466	$2,974	$85	$15,525

Identifiable assets(1)	$1,867,521	$848,132	$24,529	$2,740,313

Loss and loss expenses ratio	59.3%	60.9%		59.9%
Commission expense ratio	10.6%	18.1%		13.2%
Other operating expense ratio(2)	18.2%	13.0%		16.3%
Combined ratio	88.1%	92.0%		89.4%

(1)             Includes inter-segment transactions causing the row not to crossfoot.

(2)             Includes other operating expenses and commission income and other income (expense).

The Insurance Companies’ net earned premium includes $15.4 million and $8.2 million of net earned premium from the U.K. Branch for the three months ended March 31, 2007 and 2006, respectively.

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

Note 5.  Stock-Based Compensation

Stock based compensation is expensed as the stock awards vest with the expense being included in other operating expenses for the periods indicated.  The amount charged to expense for stock grants was $1.2 million and $422,000 for the three months ended March 31, 2007 and 2006, respectively.  The amount charged to expense for stock options was $159,000 and $240,000 for the three months ended March 31, 2007 and 2006, respectively.  Stock appreciation rights resulted in an expense of $251,000 and $829,000 for the three months ended March 31, 2007 and 2006.

In addition, $50,000 and $35,000 was expensed in each of the three month periods ended March 31, 2007 and 2006 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.

Note 6.  Application of New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 133 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in mortgage-backed securities related to the ability to prepay.  Such exception was subsequently reinstated.  SFAS 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company’s adoption of SFAS No. 155 at January 1, 2007 did not have a material effect on its financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109.  FIN 48, which becomes effective in the first quarter of 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for calendar-year-end companies).  The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 159.

Note 7.  Lloyd’s Syndicate

We record our pro rata share of Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP.  The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years.  We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred.  These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by Syndicate 1221.  At the end of the Lloyd’s three year period for determining underwriting results for an account year, Syndicate 1221 will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year.  The amount to close an underwriting year into the next year is referred to as the “reinsurance to close”.  The reinsurance to close transaction is recorded in the fourth quarter as additional written and earned premium, losses incurred, loss reserves and receivables, all in the same amount.  No gain or loss is recorded on the reinsurance to close transaction.

Syndicate 1221’s stamp capacity is £140 million ($274 million) in 2007 compared to £123 million ($226 million) in 2006.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s.  Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 22.5% for the 2007 underwriting year and 21% for the 2006 underwriting year.  The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.  The Company participates for 100% of Syndicate 1221’s capacity for both the 2007 and 2006 underwriting years.  The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity.  If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221.  The letters of credit are provided through a credit facility with a consortium of banks which expires March 31, 2009.  If the banks decide not to renew the credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221.  The bank facility is collateralized by all of the common stock of Navigators Insurance Company.

Note 8.  Income Taxes

We are subject to the tax regulations of the United States and foreign countries in which we operate.  The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch.   The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income.  Lloyd’s is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS.  These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income.  The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of Syndicate 1221’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes.  Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted.  The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions.  U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations.  These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

As discussed in Note 6 to these Notes to Interim Consolidated Financial Statements, the Company adopted FIN 48 on January 1, 2007.  FIN 48 applies to all tax positions accounted for under SFAS 109, Accounting for Income Taxes.  FIN 48 defines the confidence level that a tax position must meet in order to be recognized in the financial statements.  The tax position must be more-likely-than-not to be sustained by the relevant taxing authority which means a likelihood of more than 50%.  If the more-likely-than-not threshold can not be reached, the benefit should not be reflected in the financial statements.  However, a company should recognize the largest amount of the tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authorities.  The determination of the 50% threshold is highly judgmental and depends on the individual facts and circumstances.  A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit’.  The Company had no unrecognized tax benefits at either January 1, 2007 or at March 31, 2007 and does not anticipate any significant unrecognized tax benefits within the next twelve months.

The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state, local, or foreign tax examinations by tax authorities for years 2003 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense.  During the three months ended March 31, 2007 and 2006, the Company did not incur any interest or penalties related to unrecognized tax benefits.

The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $6.8 million and $6.0 million at March 31, 2007 and December 31, 2006, respectively.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.

Note 9.  Commitments and Contingencies

a).  Except as follows, the Company is not a party to, or the subject of, any material legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.

At the end of April 2006, the Company was served as a defendant in an action in the United States District Court for the Northern District of Georgia captioned New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Companies, Inc., et al., along with approximately 100 other defendants.  On May 31, 2006, this action, which involved allegations of contingent commissions and bid-rigging in the insurance industry, was conditionally transferred to the United States District Court for the District of New Jersey by the Judicial Panel on Multidistrict Litigation.  On April 12, 2007, the Company entered into a Confidential Settlement and Release Agreement with the plaintiffs in this action, pursuant to which all claims against the Company have been dismissed with prejudice.  The terms of this confidential settlement did not have a material impact upon the Company’s results of operations or financial condition.

On November 22, 2006, the Company filed a demand for arbitration against Equitas, a lead reinsurer participating in excess of loss reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Equitas (the “Equitas Arbitration”).  The recovery demands are for the 2005 settlement of two class action lawsuits involving large asbestos claims (together, the “2005 Settled Claims”), which 2005 Settled Claims are being paid through 2007.  Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements for such 2005 Settled Claims or with respect to excess of loss or pro rata reinsurance for the 2004 Settled Claim referred to below.  The aggregate amount of excess of loss recoveries due from Equitas for ceded paid and unpaid losses on the 2005 Settled Claims is approximately $2.7 million.

On November 20, 2006, the Company also filed a demand for arbitration in New York against INA International Insurance Company, n/k/a Ace International (“Ace International”), a reinsurer participating in pro rata reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Ace International (the “Ace International Arbitration”).  The recovery demands are for the 2005 Settled Claims and for the 2004 settlement of another class action lawsuit involving a third large asbestos claim (the “2004 Settled Claim” and, together with the 2005 Settled Claims, the “Settled Claims”), which 2004 Settled Claim is being paid over seven years beginning in 2005.  The aggregate amount of pro rata recoveries due from Ace International for ceded paid and unpaid losses on the Settled Claims is approximately $1.6 million.

The Company has filed its demands for arbitration against Equitas and Ace International in accordance with the respective applicable provisions of the excess of loss reinsurance agreements and the pro rata reinsurance agreements.  The Company believes that the refusal of Equitas and of Ace International to satisfy the Company’s payment demands is without merit and it intends to vigorously pursue collection of its respective reinsurance recoveries.  While it is too early to predict with any certainty the outcome of the Equitas Arbitration or the Ace International Arbitration, the Company believes that the ultimate outcomes would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of either or both of these arbitrations could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

b). Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund.  If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year.  The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment.  However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the March 31, 2007 exchange rate of £1 equals $1.97 and assuming the maximum 3% assessment, the Company would be assessed approximately $8.3 million.

Note 10.  Senior Notes due May 1, 2016

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million.  The Company contributed $100 million of the proceeds to the capital and surplus of Navigators Insurance Company and retained the remainder at the Parent Company for general corporate purposes.  The interest payment dates on the Senior Notes are each May 1 and November 1.  The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 7.17%.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness.  The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price.  The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, and liens or dispositions of the common stock of certain subsidiaries.  As of March 31, 2007, the Company was in compliance with all such covenants.

The interest expense for the 2007 first quarter was $2.2 million.  The fair value, which is based on the quoted market price at March 31, 2007, was $130.1 million.

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

•      the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and

•      other risks that we identify in future filings with the Securities and Exchange Commission (the “SEC”), including without limitation the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market.  The Company’s underwriting segments consists of insurance company operations and operations at Lloyd’s of London.  Our largest product line and most long-standing area of specialization is ocean marine insurance.  We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and excess liability coverages.  We conduct operations through our Insurance Companies and our Lloyd’s Operations.  The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company.  Our Lloyd’s Operations include NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.  We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.

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

The discussions that follow include tables, which contain both our consolidated and segment operating results for the three month periods ended March 31, 2007 and 2006.  In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability.  We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations.  Underwriting profit or loss is calculated from premiums earned, less net losses and loss adjustment expenses  (“LAE”), commission expense and other operating income and expenses related to underwriting activities.  The combined ratio is derived by taking such net losses and LAE, commission expense and other income and expenses divided by earned premiums.  A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

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

Over the past several years, we have experienced generally beneficial market changes in our lines of business.  As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business.  The marine rate increases began to level off in 2004 and into 2005.  As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico.  The 2007 first quarter average renewal rate increases for all marine lines of business including offshore energy approximated 2% for both the Insurance Companies and the Lloyd’s Operations.  Included in the marine renewal rate increases for the first quarter of 2007 are offshore energy rate increases of approximately 6% in the Insurance Companies and 2% in the Lloyd’s Operations.

Specialty liability losses in 2001 to 2003, particularly for the construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in approximate rate increases of 13% in 2004 and 49% in 2003.  This was followed by a slight decline in rates of approximately 1% in 2005.  The 2006 year average renewal rates for the construction liability business declined approximately 6%, primarily due to additional competition in the marketplace.  This decline continued into the 2007 first quarter with average renewal rates declining approximately 9%.  We expect these competitive conditions to continue during 2007 resulting in continuing moderate declines in pricing for construction liability and excess liability business.

In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally.  Average professional liability renewal premium rates decreased approximately 4% in the 2007 first quarter compared to relatively level renewal rates in 2006 and 2005 after decreasing of approximately 3% in 2004 which followed substantial renewal rate increases in 2003 and 2002, particularly for D&O insurance.  The D&O insurance premium renewal rates decreased approximately 4% in the 2007 first quarter after decreases of approximately 2% in 2005 and 10% in 2004.  We anticipate continuing moderate declines in 2007 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.

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

The occurrence of large loss events could reduce the reinsurance coverage that is available to us and could further weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations.  Although the reinsurance agreements make the reinsurers liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders.  Accordingly, we bear credit risk with respect to our reinsurers.  Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business.  We are required to pay the losses even if a reinsurer fails to meet its obligations under the reinsurance agreement.

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

Results of Operations and Overview

The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2007 and 2006.  All earnings per share data is presented on a per diluted share basis.

Net income for the three month period ended March 31, 2007 was $19.7 million or $1.17 per share compared to $15.5 million or $0.93 per share for the three month period ended March 31, 2006.  Included in these results were net realized capital gains (losses) of $0.01 per share and $(0.02) per share for the three months ended March 31, 2007 and 2006, respectively.

The combined loss and expense ratio (the “combined ratio”) for both the 2007 and 2006 first quarters was 89.4%.  The combined ratio for the 2007 first quarter was reduced by 4.9 loss ratio points for a net loss reserve redundancy of $6.8 million relating to prior years.  The combined ratio for the 2006 first quarter was reduced by 3.7 loss ratio points for a net loss reserve redundancy of $3.8 million relating to prior years.   Net paid loss ratios for the 2007 and 2006 first quarters were 31.3% and 37.5%, respectively.

Cash flow from operations was $20.1 million for the first three months of 2007 compared to $28.6 million for the comparable period in 2006.  The positive cash flow contributed to the growth in invested assets and net investment income.  The 2007 and 2006 cash flow from operations were reduced by approximately $21.5 million and $4.4 million for 2005 hurricane loss reinsurance recoveries to be collected from reinsurers in subsequent accounting periods.

Consolidated stockholders’ equity increased 4% to $574 million or $34.23 per share at March 31, 2007 compared to $551 million or $32.94 per share at December 31, 2006.  The increase was primarily due to net income of $19.7 million for the first quarter of 2007.

Revenues.  Gross written premium increased 14% to $300.9 million in the first quarter of 2007 from $263.8 million in the first quarter of 2006.  The growth in 2007 gross written premium generally reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies.  As discussed below under Lloyd’s Operations Gross Written Premium, the 2007 first quarter excludes advance premium, however advance premium was recorded as gross written premium in our Lloyd’s Operations in the 2006 first quarter.  The inclusion or exclusion of advance premium in gross written premium has no impact on revenues or net income for either accounting period since premiums are earned commencing with the effective date of an insurance policy.

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

	Three Months Ended March 31,
	2007				2006
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$84,369	28.0%	$44,927	$33,318	$81,794	31.0%	$41,515	$22,501

Specialty	95,720	31.8%	58,554	53,612	62,131	23.5%	40,519	36,134

Professional Liability	20,482	6.8%	12,192	13,037	18,134	6.9%	7,626	8,732

Other	8,303	2.8%	6,375	1,845	188	0.1%	(16)	(15)

Insurance Companies Total	208,874	69.4%	122,048	101,812	162,247	61.5%	89,644	67,352

Lloyd’s Operations:

Marine	77,679	25.8%	45,488	32,341	90,855	34.4%	51,403	35,716

Professional Liability	5,478	1.8%	3,383	2,957	2,020	0.8%	829	241

Other	8,830	3.0%	2,100	1,936	8,873	3.4%	1,550	413

Lloyd’s Operations Total	91,987	30.6%	50,971	37,234	101,748	38.6%	53,782	36,370

Intercompany elimination	—	0.0%	—	—	(211)	-0.1%	—	—

Total	$300,861	100.0%	$173,019	$139,046	$263,784	100.0%	$143,426	$103,722

Gross Written Premium

Insurance Companies’ Gross Written Premium

Marine Premium.  The gross written premium for the 2007 first quarter consisted of 31% marine liability, 18% offshore energy, 9% cargo, 9% transport, 14% protection and indemnity (P&I) and 9% bluewater hull with the remainder in several other marine related classes of business.

The marine gross written premium for the 2007 first quarter increased 3% compared to the first quarter 2006 reflecting growth primarily from cargo and transport.  The average renewal premium rates during the 2007 first quarter increased by approximately 2%.  We expect overall flat to moderate declines in 2007 pricing for marine business, including offshore energy business, as additional capacity re-enters the marine market.

Specialty Premium.  The gross written premium for the 2007 first quarter consisted of 53% general liability business for small general and artisan contractors, 17% excess casualty business, 6% primary casualty business, 13% commercial middle markets business, 8% personal umbrella business and 3% other targeted commercial risks.

The specialty gross written premium increased 54% for the 2007 first quarter compared to the same period in 2006 reflecting growth across all lines of business including premiums generated from our primary casualty business which started in the 2006 third quarter.  The average renewal premium rates decreased by approximately 9% for the contractors liability business in the 2007 first quarter.  The recent premium rate decreases for the construction liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue throughout 2007.

Professional Liability Premium.  The gross written premium for the 2007 first quarter consisted of 60% D&O liability coverage for privately held and publicly traded corporations, 33% professional liability coverage for lawyers and other professionals and 7% professional liability coverage for architects and engineers.

The professional liability gross written premium for the 2007 first quarter increased 13%, compared to the same period in 2006.  Average overall renewal premium rates for the professional liability business decreased by approximately 4% in the 2007 first quarter.  D&O renewal premium rates, included in the overall professional liability rate change, also decreased by approximately 4% in the 2007 first quarter.

Other Premium.  The gross written premium for the 2007 first quarter includes inland marine business and European property business which were started by the Company in 2006.

Lloyd’s Operations’ Gross Written Premium

Our gross written premium is based on the amount of Syndicate 1221’s stamp capacity that we provide.  Our percentage of participation in the stamp capacity is 100% for both 2007 and 2006.  Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s.  Syndicate 1221’s stamp capacity is £140 million ($274 million) in 2007 compared to £123 million ($226.0 million) in 2006.

Gross written premium and net written premium decreased approximately 10% and 5% respectively, in the 2007 first quarter compared to the 2006 first quarter.  Commencing in 2007, advance premium has been excluded from quarterly gross written premium of our Lloyd’s Operations.  Advance premium represents gross written premium on bound policies with effective dates subsequent to the end of the quarter.  Such excluded amounts in the 2007 first quarter approximated $11 million and will be recorded as gross written premium in future quarterly periods based on their applicable effective dates.  The 2006 first quarter gross written premium included $11 million of such advance premium.

The 2007 advance premium amounts have been included in other liabilities on the balance sheet at March 31, 2007.  The inclusion of such amounts in gross written premium in 2006 and exclusion of such amounts in the 2007 gross written premium had no impact on revenues or net income for either accounting period since premiums are earned commencing with the effective date of an insurance policy.

Marine Premium.  The gross written premium for the 2007 first quarter consisted of 38% cargo and specie, 18% offshore energy and 28% marine liability with the remainder in several other marine related classes of business.

The marine gross written premium for the 2007 first quarter decreased 15% compared to the same period in 2006 due to the timing in the recording of advance premium discussed above.  The average renewal premium rates during the 2007 first quarter increased by approximately 2%.

Professional Liability Premium.  The gross written premium for the 2007 first quarter consisted of 32% D&O liability coverage for privately held and publicly traded corporations and 68% professional liability coverage for lawyers and other professionals.

Other Premium.  The gross written premium for the 2007 first quarter consisted of European property business, and engineering and construction business which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of premium for onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

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

The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended March 31,
	2007		2006
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$39,442	46.7%	$40,279	49.2%
Specialty	37,166	38.8%	21,612	34.8%
Professional Liability	8,290	40.5%	10,508	57.9%
Other	1,928	NM	204	NM
Subtotal	86,826	41.6%	72,603	44.7%

Lloyd’s Operations:
Marine	32,191	41.4%	39,452	43.4%
Professional Liability	2,095	38.2%	1,191	59.0%
Other	6,730	76.2%	7,323	82.5%
Subtotal	41,016	44.6%	47,966	47.1%

Intercompany elimination	—	NM	(211)	NM

Total	$127,842	42.5%	$120,358	45.6%

NM = not meaningful

The increase in the total dollar amount ceded each year was primarily due to the increase in the gross written premium.

The ratio of total ceded written premium to gross written premium in the 2007 first quarter was 42.5% compared to the 2006 first quarter ratio of 45.6%.  The decrease in the ratio of ceded written premium to gross written premium in the 2007 period compared to the same period in 2006 was due to a combination of the following factors:

•                  Modest reductions in the amounts of marine reinsurance ceded on a pro rata basis by the Insurance Companies and the Lloyd’s Operations.

•                  An increase in the proportion of specialty gross premiums, in which we retain a higher proportion of premium relative to our other lines, to the overall total amount.  However, the proportion of ceded premium compared to gross written premium for the specialty business has increased reflective of the growth in relatively new lines of business.  Generally the Company reinsures a large percentage of its new lines of business and increases its retention as the business matures over time.

•                  Increases in our net retentions on the professional liability pro rata reinsurance treaty which renewed April 1, 2006.  No changes to retentions occurred for the April 1, 2007 renewal.

Net Written Premium.  Net written premium increased 21% in the 2007 first quarter compared to the same period in 2006.  The increase in net written premium for the 2007 first quarter is principally due to business expansion in all of the Company’s business units coupled with retaining more of the business written.

Net Earned Premium.  Net earned premium, which generally lags the increase in net written premium, increased 34% in the 2007 first quarter compared to the same period in 2006 as a result of the increased net written premium discussed above.

Commission Income.  Commission income from unaffiliated business was $0.4 million in the 2007 first quarter compared to $1.3 million in the 2006 first quarter.  The decline reflects the elimination of the marine pool effective January 1, 2006.

Net Investment Income.  Net investment income increased 29% in the 2007 first quarter compared to the same period in 2006 due to the increase in invested assets as a result of the positive cash flow from the increased premium volume, the $123.5 million of net proceeds from the April 2006 7% Senior Notes offering and  the increase in the portfolio yield.

Net Realized Capital Gains and Losses.  Pre-tax net income included a net realized capital gain of $201,000 for the three months ended March 31, 2007 compared to a net realized capital loss of $424,000 for the 2006 first quarter.  On an after-tax basis, the 2007 first quarter net realized capital gain was $129,000 or $ 0.01 per share compared to a net realized capital loss of $276,000 or $0.02 per share for the 2006 first quarter.

Other Income/(Expense).  Other income/(expense) for the first quarters of both 2007 and 2006 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.

Operating Expenses

Net Losses and Loss Adjustment Expenses Incurred.  The ratios of net losses and loss adjustment expenses incurred to net earned premium (loss ratios) for the 2007 and 2006 first quarters were 58.4% and 59.9%. The 2007 and 2006 first quarter loss ratios were favorably impacted by 4.9 and 3.7 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves.

The following tables set forth our net reported loss and LAE loss reserves and net IBNR reserves by segment and line of business as of March 31, 2007 and December 31, 2006:

	March 31, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$81,546	$101,223	$182,769	55.4%
Specialty
Construction liability	45,283	173,318	218,601	79.3%
All other liability	19,051	45,359	64,410	70.4%
Total Specialty	64,334	218,677	283,011	77.3%

Professional liability	14,690	42,855	57,545	74.5%
Other (includes run-off business)	10,140	9,638	19,778	48.7%

Total Insurance Companies	170,710	372,393	543,103	68.6%

Lloyd’s Operations
Marine	84,347	89,831	174,178	51.6%
Other	3,696	12,870	16,566	77.7%

Total Lloyd’s Operations	88,043	102,701	190,744	53.8%

Total Company	$258,753	$475,094	$733,847	64.7%

	December 31, 2006
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$83,295	$96,098	$179,393	53.6%
Specialty
Construction liability	40,070	166,179	206,249	80.6%
All other liability	15,214	39,381	54,595	72.1%
Total Specialty	55,284	205,560	260,844	78.8%

Professional liability	14,013	37,558	51,571	72.8%
Other (includes run-off business)	9,867	9,432	19,299	48.9%

Total Insurance Companies	162,459	348,648	511,107	68.2%

Lloyd’s Operations
Marine	77,621	95,876	173,497	55.3%
Other	3,103	8,409	11,512	73.0%

Total Lloyd’s Operations	80,724	104,285	185,009	56.4%

Total Company	$243,183	$452,933	$696,116	65.1%

The above net loss and LAE reserves represent gross reserves for losses and LAE reduced for reinsurance receivable on such amounts as follows:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Total gross reserves for losses and LAE	$1,606,283	$1,607,555
Total reinsurance recoverable on unpaid losses and LAE reserves	872,436	911,439
Total net loss reserves	$733,847	$696,116

The recoverable amounts above do not include $131.3 million and $108.9 million of reinsurance recoverable for all paid losses at March 31, 2007 and December 31, 2006, respectively, of which $88.1 and $66.6 million, respectively, related to the gross loss payments for the 2005 Hurricanes.  With the recording of gross losses, the Company assesses its reinsurance coverage, potential receivables, and the recoverability of the receivables.  Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.

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

While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our California contractors liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data.  For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs.  The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage.  This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves.  Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.  There were approximately 1,129 specialty construction liability claims open at March 31, 2007 compared to 1,060 at December 31, 2006.

The professional liability business generates third-party claims which also are longer tail in nature.  The professional liability policies mostly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period.  These claims often involve a lengthy litigation period after being reported.  Our professional liability business is relatively immature, as we first began writing the business in late 2001.  Accordingly, it will take some time to better understand the reserve trends on this business.  Given the limited history of this business, the actuaries generally utilize industry data to initially establish IBNR loss reserves, which are subsequently adjusted based on actual and expected claim emergence as each underwriting year matures.  There were approximately 934 professional liability claims open at March 31, 2007 compared to 944 at December 31, 2006.

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

The reserves for asbestos exposures at March 31, 2007 and December 31, 2006 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement is being paid over a two year period that started in 2006; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement is being paid over a seven year period that started in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time.  Substantially all of our asbestos liability reserves are included in our marine loss reserves.

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

The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$37,171	$56,838
Incurred losses & LAE	36	246
Calendar year payments	29	19,913
Ending gross reserves	$37,178	$37,171

Gross case loss reserves	$29,298	$29,291
Gross IBNR loss reserves	7,880	7,880
Ending gross reserves	$37,178	$37,171

Net of Reinsurance
Beginning net reserves	$21,381	$30,372
Incurred losses & LAE	290	229
Calendar year payments	36	9,220
Ending net reserves	$21,635	$21,381

Net case loss reserves	$13,932	$13,678
Net IBNR loss reserves	7,703	7,703
Ending net reserves	$21,635	$21,381

To the extent the Company incurs additional gross loss development for its historic asbestos exposure; the Company’s allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Net loss development for asbestos exposure was not significant in the 2007 first quarter or in 2006.

Loss reserves for environmental losses generally consist of oil spill claims on marine liability policies written in the ordinary course of business. Net loss reserves for such exposures are included in our marine loss reserves and are not separately identified.

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

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$319,230	$465,728
Incurred loss & LAE	—	—
Calendar year payments	64,794	146,498
Ending gross reserves	$254,436	$319,230

Gross case loss reserves	$114,666	$172,916
Gross IBNR loss reserves	139,770	146,314
Ending gross reserves	$254,436	$319,230

Net of Reinsurance
Beginning net reserves	$10,003	$19,408
Incurred loss & LAE	—	—
Calendar year payments	3,478	9,405
Ending net reserves	$6,525	$10,003

Net case loss reserves	$3,115	$3,628
Net IBNR loss reserves	3,410	6,375
Ending net reserves	$6,525	$10,003

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

Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. Commission expense as a percentage of net earned premiums in the 2007 first quarter was 12.3% compared to 13.2% for the 2006 comparable period.

Other Operating Expenses. The 43% increase in other operating expenses in the 2007 first quarter compared to the same period in 2006 was attributable primarily to employee-related expenses resulting from expansion of the business and investments in technology to support this growth. Included in the 2007 first quarter operating expenses were $1.6 million in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $1.5 million for the same period in 2006.

Income Taxes. The income tax expense was $9.3 million and $7.6 million for the first quarters of 2007 and 2006, respectively. The effective tax rates for the 2007 and 2006 first quarters were 32.2% and 32.8%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of March 31, 2007 and December 31, 2006, the net deferred Federal, foreign, state and local tax assets were $29.5 million and $30.4 million, respectively.

We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income (U.S. source income) written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charge on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted.  The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $28.9 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

The Company had net state and local operating loss carryforwards amounting to potential future tax benefits of $6.8 million and $6.0 million at March 31, 2007 and December 31, 2006, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at March 31, 2007 expire from 2019 to 2027.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48, which becomes effective in 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.

Segment Information

The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies and the Parent Company’s expenses and related income tax amounts previously reported separately.

The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.

We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, incurred losses and loss adjustment expenses, commission expense and other underwriting expenses. The Corporate segment consists of the Parent Company’s investment income, interest expense and related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

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

Following are the results of operations for the Insurance Companies for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)

Gross written premium	$208,874	$162,247
Net written premium	122,048	89,644

Net earned premium	101,812	67,352
Net losses and LAE	(61,340)	(39,954)
Commission expense	(11,083)	(7,124)
Other operating expenses	(18,769)	(13,433)
Commission income and other income (expense)	489	1,206

Underwriting profit	11,109	8,047

Investment income	13,654	10,410
Net realized capital gains (losses)	243	(75)
Income before income taxes	25,006	18,382

Income tax expense	7,911	5,916
Net income	$17,095	$12,466

Loss and LAE ratio	60.2%	59.3%
Commission expense ratio	10.9%	10.6%
Other operating expense ratio(1)	18.0%	18.2%
Combined ratio	89.1%	88.1%

(1)             Includes other operating expenses and commission income and other income (expense).

Following are the underwriting results of the Insurance Companies for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit/(Loss)	Loss	Expense	Total

Marine	$33,318	$20,171	$7,113	$6,034	60.5%	21.4%	81.9%
Specialty	53,612	31,766	16,492	5,354	59.3%	30.7%	90.0%
Professional Liability	13,037	8,484	4,323	230	65.1%	33.1%	98.2%
Other	1,845	919	1,435	(509)	NM	NM	NM
Total	$101,812	$61,340	$29,363	$11,109	60.2%	28.9%	89.1%

	Three Months Ended March 31, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit/(Loss)	Loss	Expense	Total

Marine	$22,501	$13,500	$6,046	$2,955	60.0%	26.9%	86.9%
Specialty	36,134	21,157	10,524	4,453	58.6%	29.1%	87.7%
Professional Liability	8,732	5,309	2,711	712	60.8%	31.0%	91.8%
Other	(15)	(12)	70	(73)	NM	NM	NM
Total	$67,352	$39,954	$19,351	$8,047	59.3%	28.8%	88.1%

Net earned premium of the Insurance Companies increased 51% in the 2007 first quarter compared to the same period last year reflective of business expansion in all business units coupled with increased retention of the business written.

Excluding the 2005 Hurricane Losses, underwriting results generally reflect the favorable industry market conditions over the last three to four years coupled with satisfactory loss trends in the aforementioned periods. The 2007 first quarter loss ratio was favorably impacted by prior year loss reserve redundancies of $5.7 million or 5.6 loss ratio points. The 2006 first quarter loss ratio was favorably impacted by prior year loss reserve redundancies of $3.8 million or 5.6 loss ratio points.

The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, was 4.5% for both the 2007 and 2006 first quarters. The average duration of our Insurance Companies’ invested assets at March 31, 2007 was 4.5 years. Net investment income increased in the 2007 first quarter compared to the same period in 2006 primarily due to the positive cash flows resulting in a larger investment portfolio including the statutory surplus contribution of $100 million from the net proceeds of our April 2006 7% Senior Notes offering.

Lloyd’s Operations

The Lloyd’s Operations consist of NUAL, which manages Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate

Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency with its principal office in Manchester, England, which underwrites cargo and engineering business for Syndicate 1221. Navigators NV, a wholly owned subsidiary of NUAL located in Antwerp, Belgium, produces transport liability, cargo and marine liability premium on behalf of Syndicate 1221. The Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.

Syndicate 1221 has stamp capacity of £140 million ($274 million) in 2007 compared to £123 million ($226 million) in 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. The Company participates for 100% of Syndicate 1221’s capacity for both the 2007 and 2006 underwriting years.

Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s) of approximately 22.5% for the 2007 underwriting year and 21% for the 2006 underwriting year. The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.

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

Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the March 31, 2007 exchange rate of £1 equals $1.97 and in the event of a maximum 3% assessment, the Company would be assessed approximately $8.3 million. In addition, beginning with the 2005 underwriting year, Lloyd’s added a second tier of assets to the existing central fund. This second tier is being built up through a compulsory interest bearing loan to the Society of Lloyd’s from the Lloyd’s members based on the stamp capacity of each syndicate for the respective underwriting year. The funds are invested in assets eligible for Society of Lloyd’s solvency. The loans will be repaid on a rolling year basis as each year closes. At March 31, 2007, the Company had $3.8 million of assets loaned to this fund.

Following are the results of operations of the Lloyd’s Operations for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)

Gross written premium	$91,987	$101,748
Net written premium	50,971	53,782

Net earned premium	37,234	36,370
Net losses and LAE	(19,852)	(22,163)
Commission expense	(6,016)	(6,581)
Other operating expenses	(7,520)	(4,975)
Commission income and other income (expense)	(152)	266

Underwriting profit	3,694	2,917

Investment income	2,151	2,007
Net realized capital (losses)	(42)	(349)
Income before income taxes	5,803	4,575

Income tax expense	2,054	1,601
Net income	$3,749	$2,974

Loss and LAE ratio	53.3%	60.9%
Commission expense ratio	16.2%	18.1%
Other operating expense ratio (1)	20.6%	13.0%
Combined ratio	90.1%	92.0%

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

The 2007 first quarter was favorably impacted by prior year loss reserve redundancies of $1.1 million or 3.0 loss ratio points.  The 2006 first quarter was not impacted by prior year loss reserve redundancies.

The increase in other operating expenses was attributable primarily to the increase in employee-related expenses, investments in technology, the increase in the average exchange rate in the 2007 first quarter of $1.95 per £1 from $1.75 per £1 in the first quarter of 2006 and to the increase in the Lloyd’s related expenses.

The approximate annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, for the 2007 first quarter was 3.6% compared to 3.5% for the comparable 2006 period.  Generally, funds invested at Lloyd’s have been invested with a relatively short average duration, which is reflected in the yield, in order to meet liquidity needs.  The average duration of our Lloyd’s Operations’

invested assets at March 31, 2007 was 1.6 years.  Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

Off-Balance Sheet Transactions

There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2006 Annual Report on Form 10-K.

Tabular Disclosure of Contractual Obligations

There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2006 Annual Report on Form 10-K.  Total reserves for losses and LAE were $1.6 billion at both March 31, 2007 and December 31, 2006.   There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.

The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in Note 10 to the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$208,125	$8,750	$17,500	$17,500	$164,375

Investments

The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies.  Secondarily, an important consideration is to optimize the after-tax book income.

The investments are managed by outside professional fixed-income and equity portfolio managers.  The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks.  Our investment guidelines require that the amount of the consolidated fixed-income portfolio rated below “A-” but no lower than “BBB-” by Standard & Poor’s (“S&P”) or below “A3” but no lower than “Baa3” by Moody’s Investors Service (“Moody’s”) shall not exceed 10% of the total of fixed income and short-term investments.  Securities rated below “BBB-” by S&P or below “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, can not exceed 5% of consolidated stockholders’ equity.  Investments in equity securities that are actively traded on major U.S. stock exchanges can not exceed 20% of consolidated stockholders’ equity.  Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

The Insurance Companies’ investments are subject to the direction and control of their respective Board of Directors and our Finance Committee.  The investment portfolio and the performance of the investment managers are reviewed quarterly.  These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company.  These laws prescribe the type, quality and concentration of investments which may be made by insurance companies.

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

The following tables show our cash and investments as of March 31, 2007 and December 31, 2006:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
March 31, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$201,371	$990	$(1,685)	$202,066
States, municipalities and political subdivisions	388,024	2,426	(2,208)	387,806
Mortgage- and asset-backed securities (excluding GNMAs)	530,268	1,445	(3,764)	532,587
Corporate bonds	209,161	1,985	(1,434)	208,610

Total fixed maturities	1,328,824	6,846	(9,091)	1,331,069

Equity securities - common stocks	45,380	6,472	(576)	39,484

Cash	1,628	—	—	1,628

Short-term investments	130,202	—	—	130,202

Total	$1,506,034	$13,318	$(9,667)	$1,502,383

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$206,214	$972	$(2,086)	$207,328
States, municipalities and political subdivisions	361,859	2,719	(2,345)	361,485
Mortgage- and asset-backed securities (excluding GNMAs)	489,556	939	(4,488)	493,105
Corporate bonds	201,088	1,672	(1,950)	201,366

Total fixed maturities	1,258,717	6,302	(10,869)	1,263,284

Equity securities - common stocks	37,828	6,297	(348)	31,879

Cash	2,404	—	—	2,404

Short-term investments	176,961	—	—	176,961

Total	$1,475,910	$12,599	$(11,217)	$1,474,528

At March 31, 2007 and December 31, 2006, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations.  Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.  There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first quarter of 2007 or 2006.

The following table summarizes all securities in an unrealized loss position at March 31, 2007 and December 31, 2006, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	March 31, 2007		December 31, 2006
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$70,111	$437	$34,085	$586
7-12 Months	4,327	23	20,806	86
> 12 Months.	48,446	1,225	69,424	1,414
Subtotal	122,884	1,685	124,315	2,086

States, municipalities and political subdivisions
0-6 Months	84,805	414	57,747	316
7-12 Months	2,450	36	6,661	80
> 12 Months.	120,780	1,758	118,917	1,949
Subtotal	208,035	2,208	183,325	2,345

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	178,971	869	174,270	921
7-12 Months	679	—	10,444	65
> 12 Months.	181,587	2,895	184,515	3,502
Subtotal	361,237	3,764	369,229	4,488

Corporate bonds
0-6 Months	28,529	188	27,719	185
7-12 Months	988	1	15,503	224
> 12 Months.	73,138	1,245	66,014	1,541
Subtotal	102,655	1,434	109,236	1,950

Total Fixed Maturities.	$794,811	$9,091	$786,105	$10,869

Equity securities - common stocks
0-6 Months	$757	$91	$3,265	$158
7-12 Months	150	23	800	72
> 12 Months.	7,999	462	782	118

Total Equity Securities	$8,906	$576	$4,847	$348

We analyze the unrealized losses quarterly to determine if any are other-than-temporary.  The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2007.  Not all of the securities are rated by S&P and/or Moody’s.

Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$8,658	95%	$767,917	97%
2	BBB	Baa	433	5%	26,894	3%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—
	Total		$9,091	100%	$794,811	100%

At March 31, 2007, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade.  Investment grade is defined as a security having a NAIC rating of 1 or 2, an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher.  Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.  Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity dates for fixed maturity securities in an unrealized loss position at March 31, 2007 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$244	3%	$35,622	4%
Due after one year through five years	2,090	23%	194,868	25%
Due after five years through ten years	1,175	13%	121,340	15%
Due after ten years	1,818	20%	81,744	10%
Mortgage- and asset-backed securities	3,764	41%	361,237	46%

Total fixed income securities	$9,091	100%	$794,811	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 5.0 years.

Our realized capital gains and losses for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
	($ in thousands)

Fixed maturities:
Gains	$450	$272
(Losses)	(438)	(1,166)
	12	(894)
Equity securities:
Gains	250	481
(Losses)	(61)	(11)
	189	470

Net realized capital gains (losses)	$201	$(424)

The following table details realized losses in excess of $250,000 from sales and impairments during the first three months of 2007 and 2006 and the related circumstances giving rise to the loss:

# of Months
Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	March 31, 2007	(Loss)	Amortized Cost
($ in thousands)

Three months ended March 31, 2007 and 2006:

TIPS(1)	3/31/2007	$5,316	$(335)	—	—	—	—
TIPS(1)	3/31/2006	$15,418	$(305)	—	—	—	—

(1)             Treasury inflation protection securities (TIPS) were sold during the 2007 and 2006 first quarters due to the widening breakeven yield spread between TIPS and Treasuries.

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

Liquidity and Capital Resources

Cash flow provided by operations was $20.1 million and $28.6 million for the three months ended March 31, 2007 and 2006, respectively.  The positive operating cash flow was primarily due to the increase in net written premium.  Operating cash flow was used primarily to acquire additional investment assets.  The 2007 and 2006 cash flow from operations were reduced by approximately $21.5 million and $4.4 million for 2005 hurricane loss reinsurance recoveries to be collected from reinsurers in subsequent accounting periods.

Beginning in 2006, the Company made certain adjustments to the Consolidated Statements of Cash Flows (“Cash Flow Statements”) to identify the impact of foreign exchange rate changes on each section of the Cash Flow Statement.  The interim Cash Flow Statements for 2006 have been restated to reflect this change.

Investments and cash increased to $1,506 million at March 31, 2007 from $1,476 million at December 31, 2006.  The increase was due to the positive cash flow from operations.  Net investment income was $16.2 million and $12.6 million for the three months ended March 31, 2007 and 2006, respectively.

The approximate annualized pre-tax investment yields of the portfolio, excluding net realized capital gains and losses, was 4.4% for the 2007 first quarter compared to 4.3% for the 2006 first quarter.  As of March 31, 2007 and December 31, 2006, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

At March 31, 2007, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s.  We believe that we have limited exposure to credit risk since the entire fixed maturity investment portfolio consists of investment-grade bonds.  At March 31, 2007, our portfolio had an average maturity of 5.4 years and duration of 4.1 years.  Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

We have a credit facility provided through a consortium of banks.  The credit facility was amended in February 2007 to increase the letters of credit available under the facility from $115 million to $180 million and to increase the line of credit under the facility from $10 million to $20 million.  Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009.  If at that time, the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221.  The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British pounds.  At March 31, 2007, letters of credit with an aggregate face amount of $105.1 million were issued under the credit facility.  The line of credit was unused at March 31, 2007.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company.  The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy backs, mergers and the sale of assets, maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios.  No dividends have been declared or paid by the Company through March 31, 2007.  We were in compliance with all covenants at March 31, 2007.

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

Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers.  Recoverable amounts at March 31, 2007 are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.

Generally, for pro-rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter.  The Company has the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1 million) as set forth in the pro-rata treaty.  For the Insurance Companies, cash calls must generally be paid within 30 calendar days.  There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.

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

At March 31, 2007, ceded asbestos paid and unpaid losses recoverable were $21.2 million of which $11.4 million and $1.6 million were due from Equitas and Ace International, respectively.  In November 2006, the Company filed arbitration demands against Equitas and Ace International for paid losses recoverable on settled asbestos claims.  The approximate ceded paid and unpaid recoverable amounts relating to such arbitrations are $2.7 million for Equitas and $1.6 million for Ace International.  For a discussion of our arbitration demands, see Part II Item 1 “Legal Proceedings”.  The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business.  Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.

The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable.  However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company.  The payment of gross claims and related collections from reinsurers with respect to 2005 Hurricanes could significantly impact the Company’s liquidity needs.  However, we expect to pay the 2005 Hurricane Losses over a period of years from cash flow and, if needed, short-term investments and expect to collect our paid reinsurance recoverables generally under the terms described above.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  At March 31, 2007 and December 31, 2006, our capital resources were as follows:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Senior debt	$123,587	$123,560
Stockholders’ equity	574,367	551,343
Total capitalization	$697,954	$674,903
Ratio of debt to total capitalization	17.7%	18.3%

The Company completed its public offering of senior debt on April 17, 2006 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company.  The increase in stockholders’ equity in 2006 was principally due to 2006 net income of $72.6 million.

We monitor our capital adequacy to support our business on a regular basis.  The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses.  Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies.  In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete; (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business.

We primarily rely upon dividends from our subsidiaries to meet our holding company obligations.  Since the issuance of the senior debt in April 2006, the holding company cash obligations primarily consist of semi-annual interest payments of $4.4 million.  Going forward, the interest payments will be made from a combination of funds at the Parent Company and dividends from its subsidiaries.  The dividends have historically been paid by Navigators Insurance Company. At March 31, 2007, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during 2007 without prior regulatory approval was

$53.6 million. Navigators Insurance Company declared a $2 million dividend in March 2007 which was paid to the Parent Company in April 2007.  No dividends were paid by Navigators Insurance Company during 2006.

Condensed Parent Company balance sheets as of March 31, 2007 (unaudited) and December 31, 2006 are shown in the table below:

	March 31,	December 31,
	2007	2006
	($ in thousands)

Cash and investments	$40,718	$32,308
Investments in subsidiaries	654,723	634,299
Goodwill and other intangible assets	2,534	2,534
Other assets	8,625	12,939
Total assets	$706,600	$682,080

Accounts payable and other liabilities	$1,048	$1,590
Accrued interest payable	3,646	1,458
Deferred compensation payable	3,952	4,129
7% Senior Notes due May 1, 2016	123,587	123,560
Total liabilities	132,233	130,737

Stockholders’ equity	574,367	551,343
Total liabilities and stockholders’ equity	$706,600	$682,080

At March 31, 2007 approximately $4.2 million of investments are held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback period expires.

Deferred compensation payable represents accrued costs for employee stock appreciation rights which are paid by the operating subsidiaries when such stock appreciation rights are exercised.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information concerning market risk as stated in the Company’s 2006 Annual Report on Form 10-K.

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

At the end of April 2006, the Company was served as a defendant in an action in the United States District Court for the Northern District of Georgia captioned New Cingular Wireless Headquarters, LLC, et al. v. Marsh & McLennan Companies, Inc., et al., along with approximately 100 other defendants.  On May 31, 2006, this action, which involved allegations of contingent commissions and bid-rigging in the insurance industry, was conditionally transferred to the United States District Court for the District of New Jersey by the Judicial Panel on Multidistrict Litigation.  On April 12, 2007, the Company entered into a Confidential Settlement and Release Agreement with the plaintiffs in this action, pursuant to which all claims against the Company have been dismissed with prejudice.  The terms of this confidential settlement did not have a material impact upon the Company’s results of operations or financial condition.

On November 22, 2006, the Company filed a demand for arbitration against Equitas, a lead reinsurer participating in excess of loss reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Equitas (the “Equitas Arbitration”).  The recovery demands are for the 2005 settlement of two class action lawsuits involving large asbestos claims (together, the “2005 Settled Claims”), which 2005 Settled Claims are being paid through 2007.  Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements for such 2005 Settled Claims or with respect to excess of loss or pro rata reinsurance for the 2004 Settled Claim referred to below.  The aggregate amount of excess of loss recoveries due from Equitas for ceded paid and unpaid losses on the 2005 Settled Claims is approximately $2.7 million.

On November 20, 2006, the Company also filed a demand for arbitration in New York against INA International Insurance Company, n/k/a Ace International (“Ace International”), a reinsurer participating in pro rata reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Ace International (the “Ace International Arbitration”).  The recovery demands are for the 2005 Settled Claims and for the 2004 settlement of another class action lawsuit involving a third large asbestos claim (the “2004 Settled Claim” and, together with the 2005 Settled Claims, the “Settled Claims”), which 2004 Settled Claim is being paid over seven years beginning in 2005.  The aggregate amount of pro rata recoveries due from Ace International for ceded paid and unpaid losses on the Settled Claims is approximately $1.6 million.

The Company has filed its demands for arbitration against Equitas and Ace International in accordance with the respective applicable provisions of the excess of loss reinsurance agreements and the pro rata reinsurance agreements.  The Company believes that the refusal of Equitas and of Ace International to satisfy the Company’s payment demands is without merit and it intends to vigorously pursue collection of its respective reinsurance recoveries.  While it is too early to predict with any certainty the outcome of the Equitas Arbitration or the Ace International Arbitration, the Company believes that the ultimate outcomes would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of either or both of these arbitrations could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

Item 1A.                          Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2006 Annual Report on Form 10-K.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submissions of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None

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

The Navigators Group, Inc.
(Registrant)

Date: May 3, 2007	/s / PAUL J. MALVASIO
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