Form 10-Q
period 2007-06-30
NAVIGATORS GROUP INC
filed 2007-08-01
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended     June 30, 2007
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of July 20, 2007 was 16,832,443.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value
(amortized cost: 2007, $1,352,442; 2006, $1,263,284)	$1,329,809	$1,258,717
Equity securities, available-for-sale, at fair value (cost: 2007, $48,198; 2006, $31,879)	54,611	37,828
Short-term investments, at cost which approximates fair value	186,833	176,961
Cash	218	2,404

Total investments and cash	1,571,471	1,475,910

Premiums in course of collection	225,095	163,309
Commissions receivable	2,714	3,647
Prepaid reinsurance premiums	209,147	179,493
Reinsurance receivable on paid losses	107,146	108,878
Reinsurance receivable on unpaid losses and loss adjustment expenses	837,518	911,439
Net deferred income tax benefit	37,980	30,422
Deferred policy acquisition costs	53,394	41,700
Accrued investment income	14,024	13,052
Goodwill and other intangible assets	8,145	8,012
Other assets	26,329	20,824

Total assets	$3,092,963	$2,956,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,603,689	$1,607,555
Unearned premium	495,261	415,096
Reinsurance balances payable	202,434	194,266
Senior notes	123,615	123,560
Federal income tax payable	10,142	3,934
Payable for securities purchased	—	166
Accounts payable and other liabilities	69,789	60,766

Total liabilities	2,504,930	2,405,343

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 for 2007 and 2006; issued and outstanding: 16,832,443 for 2007 and 16,735,898 for 2006	1,683	1,674
Additional paid-in capital	290,033	286,732
Retained earnings	303,511	259,464
Accumulated other comprehensive income (loss)	(7,194)	3,473

Total stockholders’ equity	588,033	551,343

Total liabilities and stockholders’ equity	$3,092,963	$2,956,686

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)

Gross written premium	$276,549	$252,365

Revenues:
Net written premium	$161,350	$129,248
(Increase) in unearned premium	(15,733)	(14,707)

Net earned premium	145,617	114,541
Commission income	486	540
Net investment income	17,330	14,003
Net realized capital gains (losses)	840	(192)
Other income (expense)	(253)	44

Total revenues	164,020	128,936

Operating expenses:
Net losses and loss adjustment expenses incurred	79,739	66,627
Commission expense	17,650	13,624
Other operating expenses	28,608	19,927
Interest expense	2,215	1,820

Total operating expenses	128,212	101,998

Income before income tax expense	35,808	26,938

Income tax expense (benefit):
Current	13,505	10,034
Deferred	(2,072)	(1,194)

Total income tax expense	11,433	8,840

Net income	$24,375	$18,098

Net income per common share:
Basic	$1.45	$1.09
Diluted	$1.44	$1.08

Average common shares outstanding:
Basic	16,786	16,668
Diluted	16,919	16,791
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Gross written premium	$577,410	$516,149

Revenues:
Net written premium	$334,369	$272,674
(Increase) in unearned premium	(49,706)	(54,411)

Net earned premium	284,663	218,263
Commission income	894	1,826
Net investment income	33,546	26,553
Net realized capital gains (losses)	1,041	(616)
Other income (expense)	(324)	230

Total revenues	319,820	246,256

Operating expenses:
Net losses and loss adjustment expenses incurred	160,931	128,744
Commission expense	34,749	27,329
Other operating expenses	54,897	38,335
Interest expense	4,430	1,820

Total operating expenses	255,007	196,228

Income before income tax expense	64,813	50,028

Income tax expense (benefit):
Current	22,781	19,366
Deferred	(2,015)	(2,961)

Total income tax expense	20,766	16,405

Net income	$44,047	$33,623

Net income per common share:
Basic	$2.63	$2.02
Diluted	$2.60	$2.00

Average common shares outstanding:
Basic	16,771	16,654
Diluted	16,947	16,839
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,674	$1,662
Shares issued under stock plans	9	5

Balance at end of period	$1,683	$1,667

Additional paid-in capital
Balance at beginning of year	$286,732	$282,463
Effect of SFAS 123 for stock options	301	469
Shares issued under stock plans	3,000	1,481

Balance at end of period	$290,033	$284,413

Retained earnings
Balance at beginning of year	$259,464	$186,901
Net income	44,047	33,623

Balance at end of period	$303,511	$220,524

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$849	$(884)
Change in period	(11,468)	(16,542)

Balance at end of period	(10,619)	(17,426)

Cumulative translation adjustments, net of tax
Balance at beginning of year	2,624	96
Net adjustment for period	801	1,201

Balance at end of period	3,425	1,297

Balance at end of period	$(7,194)	$(16,129)

Total stockholders’ equity at end of period	$588,033	$490,475

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)

Net income	$24,375	$18,098

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax (benefit) of ($6,906) and ($3,884) in 2007 and 2006, respectively(1)	(12,964)	(7,212)
Change in foreign currency translation gains, net of tax expense of $376 and $517 in 2007 and 2006, respectively	696	959

Other comprehensive (loss)	(12,268)	(6,253)

Comprehensive income	$12,107	$11,845

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding (losses) arising during period	$(12,418)	$(7,336)
Less: reclassification adjustment for net gains (losses) included in net income	546	(124)

Change in net unrealized gains (losses) on securities	$(12,964)	$(7,212)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Net income	$44,047	$33,623

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax (benefit) of ($6,135) and ($8,908) in 2007 and 2006, respectively(1)	(11,468)	(16,542)
Change in foreign currency translation gains (losses), net of tax expense of $432 and $647 in 2007 and 2006, respectively	801	1,201

Other comprehensive income (loss)	(10,667)	(15,341)

Comprehensive income	$33,380	$18,282

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$(10,793)	$(16,942)
Less: reclassification adjustment for net gains (losses) included in net income	675	(400)

Change in net unrealized (losses) on securities	$(11,468)	$(16,542)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Operating activities:
Net income	$44,047	$33,623
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,566	1,238
Net deferred income tax expense (benefit)	(2,015)	(2,961)
Net realized capital (gains) losses	(1,041)	616
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	83,662	(24,528)
Reserve for losses and loss adjustment expenses	(15,197)	18,012
Prepaid reinsurance premiums	(28,036)	(46,396)
Unearned premium	76,641	97,349
Premiums in course of collection	(59,036)	(63,722)
Commissions receivable	948	1,109
Deferred policy acquisition costs	(11,076)	(11,945)
Accrued investment income	(944)	(2,386)
Reinsurance balances payable	5,565	18,355
Federal income tax	5,783	(1,743)
Other	10,800	(4,180)

Net cash provided by operating activities	111,667	12,441

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	91,547	83,828
Sales	99,425	90,487
Purchases	(278,382)	(365,549)
Equity securities, available-for-sale
Sales	11,071	2,682
Purchases	(26,092)	(8,800)
Change in payable for securities	(361)	2,941
Net change in short-term investments	(8,126)	60,654
Purchase of property and equipment	(4,353)	(1,583)

Net cash (used in) investing activities	(115,271)	(135,340)

Financing activities:
Net proceeds from senior notes	—	123,485
Proceeds of stock issued from employee stock purchase plan	301	222
Proceeds of stock issued from exercise of stock options	1,113	353

Net cash provided by financing activities	1,414	124,060

Effect of exchange rate changes on foreign currency cash	4	19
Increase (decrease) in cash	(2,186)	1,180
Cash at beginning of year	2,404	13,165

Cash at end of period	$218	$14,345

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$16,028	$17,356
Issuance of stock to directors	181	140
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
Note 2. Reinsurance Ceded
The Company’s ceded earned premiums were $106.1 million and $105.6 million for the three months ended June 30, 2007 and 2006, respectively, and were $214.0 million and $194.5 million for the six months ended June 30, 2007 and 2006, respectively. The Company’s ceded incurred losses were $38.8 million and $61.7 million for the three months ended June 30, 2007 and 2006, respectively, and were $102.4 million and $124.8 million for the six months ended June 30, 2007 and 2006, respectively.
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
We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, incurred losses and loss adjustment expenses (“LAE”), commission expense and other underwriting expenses. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

Our Insurance Companies consist of Navigators Insurance Company, including its United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company (formerly NIC Insurance Company). Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. Navigators Specialty Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Lloyd’s Operations primarily underwrite marine and related lines of business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members. The Navigators Agencies are wholly-owned insurance underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company. All segments are evaluated based on their GAAP results.
The Insurance Companies’ and the Lloyd’s Operations’ underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less net losses and LAE, commission expense and other operating expenses related to underwriting activities. The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Financial data by segment for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007
	Insurance	Lloyd's
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$198,560	$77,989		$276,549
Net written premium	124,073	37,277		161,350

Net earned premium	109,735	35,882		145,617
Net losses and LAE	(63,725)	(16,014)		(79,739)
Commission expense	(13,903)	(3,747)		(17,650)
Other operating expenses	(21,057)	(7,551)		(28,608)
Commission income and other income (expense)	96	137		233

Underwriting profit	11,146	8,707		19,853

Net investment income	14,440	2,407	$483	17,330
Net realized capital gains	834	6	—	840
Interest expense	—	—	(2,215)	(2,215)

Income (loss) before income taxes	26,420	11,120	(1,732)	35,808

Income tax expense (benefit)	8,163	3,875	(605)	11,433

Net income (loss)	$18,257	$7,245	$(1,127)	$24,375

Identifiable assets (1)	$2,240,321	$774,796	$63,374	$3,092,963

Loss and LAE ratio	58.1%	44.6%		54.8%
Commission expense ratio	12.7%	10.4%		12.1%
Other operating expense ratio (2)	19.0%	20.6%		19.5%

Combined ratio	89.8%	75.6%		86.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended June 30, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium (1)	$170,296	$82,072		$252,365
Net written premium	92,445	36,803		129,248

Net earned premium	78,488	36,053		114,541
Net losses and LAE	(47,676)	(18,951)		(66,627)
Commission expense	(7,912)	(5,712)		(13,624)
Other operating expenses	(13,966)	(5,961)		(19,927)
Commission income and other income (expense)	794	(210)		584

Underwriting profit	9,728	5,219		14,947

Net investment income	12,023	1,667	$313	14,003
Net realized capital gains (losses)	(225)	33	—	(192)
Interest expense	—	—	(1,820)	(1,820)

Income (loss) before income taxes	21,526	6,919	(1,507)	26,938

Income tax expense (benefit)	6,868	2,422	(450)	8,840

Net income (loss)	$14,658	$4,497	$(1,057)	$18,098

Identifiable assets (1)	$2,018,556	$845,599	$48,563	$2,916,012

Loss and LAE ratio	60.7%	52.6%		58.2%
Commission expense ratio	10.1%	15.8%		11.9%
Other operating expense ratio (2)	16.8%	17.1%		16.9%

Combined ratio	87.6%	85.5%		87.0%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Six Months Ended June 30, 2007
	Insurance	Lloyd's
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$407,434	$169,976		$577,410
Net written premium	246,121	88,248		334,369

Net earned premium	211,547	73,116		284,663
Net losses and LAE	(125,065)	(35,866)		(160,931)
Commission expense	(24,986)	(9,763)		(34,749)
Other operating expenses	(39,826)	(15,071)		(54,897)
Commission income and other income (expense)	585	(15)		570

Underwriting profit	22,255	12,401		34,656

Net investment income	28,094	4,558	$894	33,546
Net realized capital gains (losses)	1,077	(36)	—	1,041
Interest expense	—	—	(4,430)	(4,430)

Income (loss) before income taxes	51,426	16,923	(3,536)	64,813

Income tax expense (benefit)	16,074	5,929	(1,237)	20,766

Net income (loss)	$35,352	$10,994	$(2,299)	$44,047

Identifiable assets (1)	$2,240,321	$774,796	$63,374	$3,092,963

Loss and LAE ratio	59.1%	49.1%		56.5%
Commission expense ratio	11.8%	13.4%		12.2%
Other operating expense ratio (2)	18.6%	20.5%		19.1%

Combined ratio	89.5%	83.0%		87.8%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Six Months Ended June 30, 2006
	Insurance	Lloyd's
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium (1)	$332,543	$183,820		$516,149
Net written premium	182,089	90,585		272,674

Net earned premium	145,840	72,423		218,263
Net losses and LAE	(87,630)	(41,114)		(128,744)
Commission expense	(15,036)	(12,293)		(27,329)
Other operating expenses	(27,399)	(10,936)		(38,335)
Commission income and other income (expense)	2,000	56		2,056

Underwriting profit	17,775	8,136		25,911

Net investment income	22,433	3,674	$446	26,553
Net realized capital (losses)	(300)	(316)	—	(616)
Interest expense	—	—	(1,820)	(1,820)

Income (loss) before income taxes	39,908	11,494	(1,374)	50,028

Income tax expense (benefit)	12,784	4,023	(402)	16,405

Net income (loss)	$27,124	$7,471	$(972)	$33,623

Identifiable assets (1)	$2,018,556	$845,599	$48,563	$2,916,012

Loss and LAE ratio	60.1%	56.8%		59.0%
Commission expense ratio	10.3%	17.0%		12.5%
Other operating expense ratio (2)	17.4%	15.0%		16.6%

Combined ratio	87.8%	88.8%		88.1%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).
The Insurance Companies’ net earned premium includes $17.0 million and $13.1 million of net earned premium from the U.K. Branch for the three months ended June 30, 2007 and 2006, respectively, and $32.4 million and $21.3 million of net earned premium from the U.K. Branch for the six months ended June 30, 2007 and 2006, respectively.
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

Note 5. Stock-Based Compensation
Stock based compensation is expensed as the stock awards vest with the expense being included in other operating expenses for the periods indicated. The amount charged to expense for stock grants was $1.4 million and $0.9 million for the three months ended June 30, 2007 and 2006, respectively, and $2.6 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. The amount charged to expense for stock options was $142,000 and $228,000 for the three months ended June 30, 2007 and 2006, respectively, and $301,000 and $469,000 for the six months ended June 30, 2007 and 2006, respectively. Stock appreciation rights resulted in an expense of $372,000 and a benefit of $807,000 for the three months ended June 30, 2007 and 2006, respectively, and an expense of $623,000 and $22,000 for the six months ended June 30, 2007 and 2006, respectively.
In addition, $50,000 and $52,500 was expensed in each of the three month periods ended June 30, 2007 and 2006, and $100,000 and $87,500 was expensed in each of the six month periods ended June 30, 2007 and 2006 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.
Note 6. Application of New Accounting Standards
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in mortgage-backed securities related to the ability to prepay. Such exception was subsequently reinstated on a limited basis. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company’s adoption of SFAS No. 155 at January 1, 2007 did not have a material effect on its financial condition or results of operations.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48, which was effective in the first quarter of 2007, established the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribed a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS No. 157, which becomes effective on January 1, 2008, applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. The Company has not yet determined the estimated impact on its financial condition or results of operations, if any, of adopting SFAS No. 157.
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
Syndicate 1221’s stamp capacity is £140 million ($276 million) in 2007 compared to £123 million ($226 million) in 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. The Company participates for 100% of Syndicate 1221’s capacity for both the 2007 and 2006 underwriting years. The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.
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
Note 8. Income Taxes
We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of Syndicate 1221’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.

As discussed in Note 6 included herein, the Company adopted FIN 48 on January 1, 2007. FIN 48 applies to all tax positions accounted for under SFAS No. 109. FIN 48 defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The tax position must be more-likely-than-not to be sustained by the relevant taxing authority which means a likelihood of more than 50%. If the more-likely-than-not threshold can not be reached, the benefit should not be reflected in the financial statements. However, a company should recognize the largest amount of the tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authorities. The determination of the 50% threshold is highly judgmental and depends on the individual facts and circumstances. A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit’. The Company had no unrecognized tax benefits at either January 1, 2007 or at June 30, 2007 and does not anticipate any significant unrecognized tax benefits within the next twelve months.
The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state, local, or foreign tax examinations by tax authorities for years 2003 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the six month periods ended June 30, 2007 and 2006.
The Company had state and local operating loss carryforwards amounting to potential future tax benefits of $6.8 million and $6.0 million at June 30, 2007 and December 31, 2006, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.
Note 9. Commitments and Contingencies
(a) Except as follows, the Company is not a party to, or the subject of, any material legal proceedings which depart from the ordinary routine litigation incident to the kinds of business it conducts.
On November 22, 2006, the Company filed a demand for arbitration in New York against Equitas, a lead reinsurer participating in excess of loss reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Equitas (the “Equitas Arbitration”). The recovery demands are for the 2005 settlement of two class action lawsuits involving large asbestos claims (together, the “2005 Settled Claims”), which 2005 Settled Claims are being paid through 2007. Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements for such 2005 Settled Claims or with respect to excess of loss or pro rata reinsurance for the 2004 Settled Claim referred to below. The aggregate amount of excess of loss recoveries due from Equitas for ceded paid and unpaid losses on the 2005 Settled Claims is approximately $2.7 million.
The Company filed its demand for arbitration against Equitas in accordance with the applicable provisions of the excess of loss reinsurance agreements. The Company believes that the refusal of Equitas to satisfy the Company’s payment demands is without merit and it intends to vigorously pursue collection of its reinsurance recovery. While it is too early to predict with any certainty the outcome of the Equitas Arbitration, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of the Equitas Arbitration could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

On November 20, 2006, the Company also filed a demand for arbitration in New York against INA International Insurance Company, currently known as Ace International (“Ace International”), a reinsurer participating in pro rata reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Ace International (the “Ace International Arbitration”). The recovery demands were for the 2005 Settled Claims and for the 2004 settlement of another class action lawsuit involving a third large asbestos claim (the “2004 Settled Claim” and, together with the 2005 Settled Claims, the “Settled Claims”), which 2004 Settled Claim is being paid over seven years beginning in 2005. In June 2007, the Company and Ace International entered into a Settlement and Release Agreement, providing for (1) the payment by Ace International to the Company of the full amount of ceded paid losses on the Settled Claims, (2) the agreement by Ace International not to contest future billings on the 2004 Settled Claim, and (3) the withdrawal by the Company of the Ace International Arbitration.
(b) Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the June 30, 2007 exchange rate of £1 equals $2.01 and assuming the maximum 3% assessment, the Company would be assessed approximately $8.4 million.
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
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, and liens or dispositions of the common stock of certain subsidiaries. As of June 30, 2007, the Company was in compliance with all such covenants.
The interest expense for the three and six months ended June 30, 2007 was $2.2 million and $4.4 million, respectively. The interest expense from the April 17, 2006 issuance date to June 30, 2006 was $1.8 million. The fair value, which is based on the quoted market price at June 30, 2007, was $126.4 million.

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

•
risks inherent in the collection of reinsurance recoverable amounts from our reinsurers over many years into the future based on the reinsurers’ financial ability and intent to meet such obligations to the Company;

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
Overview
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.
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
The discussions that follow include tables, which contain both our consolidated and segment operating results for the three and six month periods ended June 30, 2007 and 2006. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from premiums earned, less net losses and loss adjustment expenses (“LAE”), commission expense and other operating income and expenses related to underwriting activities. The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Although not a financial measure, management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull which provides coverage for physical damage to, for example, highly valued cruise ships, and directors and officers liability insurance (“D&O”) which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.
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
Over the past several years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. The 2007 second quarter and six month period average renewal rate changes for our marine business were flat for both periods in the Insurance Companies and the Lloyd’s Operations. Included in the marine renewal rates for the 2007 second quarter and six month period are offshore energy average renewal rate changes which were flat for the Insurance Companies in both periods and decreased approximately 5% and 3%, respectively, for the Lloyd’s Operations.
Specialty liability losses in 2001 to 2003, particularly for the contractors liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in approximate rate increases of 13% in 2004 and 49% in 2003. This was followed by a slight decline in rates of approximately 1% in 2005. The 2006 year average renewal rates for the contractors liability business declined approximately 6%, primarily due to additional competition in the marketplace. This decline continued into the 2007 second quarter and six month period with average renewal rates declining approximately 8% in both periods. We expect these competitive conditions to continue during 2007 resulting in continuing moderate declines in pricing for contractors liability and excess liability business.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Average professional liability renewal premium rates decreased approximately 10% and 7% in the 2007 second quarter and six month period, respectively, compared to relatively level renewal rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial renewal rate increases in 2003 and 2002, particularly for D&O insurance. The D&O insurance premium renewal rates decreased approximately 13% and 9% in the 2007 second quarter and six month period, respectively, after decreases of approximately 2% in 2005 and 10% in 2004. We anticipate continuing moderate declines in 2007 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.

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
The Company has significant catastrophe exposures throughout the world with the largest catastrophe exposure for offshore energy risks due to hurricanes in the Gulf of Mexico. Based on an assessment made through the end of the 2007 second quarter, the Company believes that its estimated probable maximum pre-tax gross and net loss exposure in a one in two hundred and fifty year hurricane event in the Gulf of Mexico would approximate $178 million and $33 million, respectively, including the cost of reinsurance reinstatement premiums. There are a number of significant assumptions and related variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.
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

Critical Accounting Policies
It is important to understand our accounting policies in order to understand our financial statements. Management considers certain of these policies to be critical to the presentation of the financial results, since they require management to make significant estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the financial reporting date and throughout the reporting period. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.
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
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three and six month periods ended June 30, 2007 and 2006. All earnings per share data is presented on a per diluted share basis.
Net income for the three months ended June 30, 2007 was $24.4 million or $1.44 per share compared to $18.1 million or $1.08 per share for the three months ended June 30, 2006. Included in these results were net realized capital gains (losses) of $0.03 per share and $(0.01) per share for the three months ended June 30, 2007 and 2006, respectively.
Net income for the six months ended June 30, 2007 was $44.0 million or $2.60 per share compared to $33.6 million or $2.00 per share for the six months ended June 30, 2006. Included in these results were net realized capital gains (losses) of $0.04 per share and $(0.02) per share for the six months ended June 30, 2007 and 2006, respectively.
The combined ratios, which consists of the sum of the loss and LAE ratio and the expense ratio, for the 2007 second quarter and six month period were 86.4% and 87.8%, respectively, compared to 87.0% for the 2006 second quarter and 88.1% for the first six months of 2006. The combined ratios for the 2007 second quarter and six month period were reduced by 7.3 and 6.1 loss ratio points, respectively, for net loss reserve redundancies of $10.6 million and $17.4 million, respectively, relating to prior years. The combined ratios for the 2006 second quarter and six month period were reduced by 2.5 and 3.1 loss ratio points, respectively, for net loss reserve redundancies of $2.9 million and $6.7 million, respectively, relating to prior years. The net paid loss and LAE ratios for the 2007 second quarter and six month period were 32.6% and 31.9%, respectively, compared to 30.5% for the 2006 second quarter and 33.8% for the first six months of 2006.
The 2007 second quarter and six month loss ratios included 2.4 and 1.3 loss ratio points for U.K. flood losses in the Insurance Companies property line of business and Lloyd’s marine line of business (principally cargo losses), respectively.
Cash flow from operations was $111.7 million for the first six months of 2007 compared to $12.4 million for the comparable period in 2006. The positive cash flow contributed to the growth in invested assets and net investment income. The 2007 and 2006 cash flow from operations were increased by approximately $16.1 million and reduced by approximately $41.2 million, respectively, as a result of the net effect of Hurricanes Katrina and Rita paid losses less the amount recovered from reinsurers during the six months ended June 30, 2007 and 2006.
Consolidated stockholders’ equity increased 6.7% to $588.0 million or $34.93 per share at June 30, 2007 compared to $551.3 million or $32.94 per share at December 31, 2006. The increase was primarily due to net income of $44.0 million for the first six months of 2007 partially offset by a reduction in the market value of the Company’s fixed maturities portfolio resulting from higher interest rates at June 30, 2007 compared to December 31, 2006.

Revenues. Gross written premium increased to $276.6 million and $577.4 million in the second quarter and first six months of 2007, respectively, from $252.3 million and $516.1 million in the second quarter and first six months of 2006, increases of 9.6% and 11.9%, respectively. The growth in the 2007 gross written premium generally reflects a combination of business expansion in both new and existing lines of business, partially offset by the effect of premium rate changes on renewal policies on certain lines of business. As discussed below under Lloyd’s Operations Gross Written Premium, the 2007 second quarter and six month period gross written premium excludes advance premium, however advance premium was recorded as gross written premium in our Lloyd’s Operations in the 2006 second quarter and six month period. The inclusion or exclusion of advance premium in gross written premium has no impact on revenues or net income for either accounting period since premiums are earned commencing with the effective date of an insurance policy.
The premium rate changes discussed elsewhere in this document for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which may be more competitively priced compared to renewal business.

The following tables set forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended June 30,
	2007				2006
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$67,887	24.5%	$36,319	$33,693	$74,018	29.3%	$35,810	$28,887

Specialty	98,036	35.5%	67,114	58,918	72,037	28.6%	42,804	39,765

Professional Liability	24,351	8.8%	14,767	13,334	24,182	9.6%	13,818	9,824

Other	8,286	3.0%	5,873	3,790	59	0.0%	13	12

Insurance Companies Total	198,560	71.8%	124,073	109,735	170,296	67.5%	92,445	78,488

Lloyd’s Operations:

Marine	55,922	20.1%	27,038	30,005	66,257	26.2%	31,880	34,187

Professional Liability	10,534	3.8%	6,126	1,954	5,069	2.0%	2,116	364

Other	11,533	4.3%	4,113	3,923	10,746	4.3%	2,807	1,502

Lloyd’s Operations Total	77,989	28.2%	37,277	35,882	82,072	32.5%	36,803	36,053

Intercompany elimination	—	0.0%	—	—	(3)	0.0%	—	—

Total	$276,549	100.0%	$161,350	$145,617	$252,365	100.0%	$129,248	$114,541

	Six Months Ended June 30,
	2007				2006
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$152,256	26.4%	$81,246	$67,011	$155,812	30.2%	$77,325	$51,388

Specialty	193,756	33.6%	125,668	112,530	134,168	26.0%	83,323	75,899

Professional Liability	44,833	7.8%	26,959	26,371	42,316	8.2%	21,444	18,556

Other	16,589	2.8%	12,248	5,635	247	0.0%	(3)	(3)

Insurance Companies Total	407,434	70.6%	246,121	211,547	332,543	64.4%	182,089	145,840

Lloyd’s Operations:

Marine	133,601	23.1%	72,526	62,346	157,112	30.4%	83,283	69,903

Professional Liability	16,012	2.8%	9,509	4,911	7,089	1.4%	2,945	605

Other	20,363	3.5%	6,213	5,859	19,619	3.8%	4,357	1,915

Lloyd’s Operations Total	169,976	29.4%	88,248	73,116	183,820	35.6%	90,585	72,423

Intercompany elimination	—	0.0%	—	—	(214)	0.0%	—	—

Total	$577,410	100.0%	$334,369	$284,663	$516,149	100.0%	$272,674	$218,263

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for the first six months of 2007 consisted of 32% marine liability, 21% offshore energy, 10% cargo, 8% transport, 11% protection and indemnity (P&I) and 8% bluewater hull with the remainder in several other marine related classes of business.
The marine gross written premium for the 2007 second quarter and six month period decreased 8.3% and 2.3%, respectively, compared to the same periods in 2006 reflecting flattening or declining premium volume in several classes of business due to increased competitive market conditions. The average renewal premium rates during the 2007 second quarter and six month periods were flat. We expect overall flat to moderate declines in 2007 pricing for marine business, including offshore energy business, as additional capacity re-enters the marine market.
Specialty Premium. The gross written premium for the first six months of 2007 consisted of 47% contractors liability business, 17% excess casualty business, 11% primary casualty business, 13% commercial middle markets business, 9% personal umbrella business and 3% other targeted commercial risks.
The specialty gross written premium for the 2007 second quarter and six month period increased 36.1% and 44.4%, respectively, compared to the same periods in 2006 reflecting growth across all lines of business including premiums generated from our primary casualty business which started in the 2006 third quarter. The average renewal premium rates decreased by approximately 8% for the contractors liability business in both the 2007 second quarter and six month period. The recent premium rate decreases for the contractors liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue throughout 2007.
Professional Liability Premium. The gross written premium for the first six months of 2007 consisted of 65% D&O liability coverage for privately held and publicly traded corporations, 29% professional liability coverage for lawyers and other professionals and 7% professional liability coverage for architects and engineers.
The professional liability gross written premium for the 2007 second quarter and six month period increased 0.7% and 5.9%, respectively, compared to the same periods in 2006. The average overall renewal premium rates for the professional liability business decreased by approximately 10% and 7% in the 2007 second quarter and six month period, respectively. D&O renewal premium rates, included in the overall professional liability rate change, also decreased by approximately 13% and 9% in the 2007 second quarter and six month period, respectively.
Other Premium. The gross written premium for the 2007 second quarter and six month period includes inland marine business and European property business written by the UK Branch, which were both started by the Company in 2006.
Lloyd’s Operations’ Gross Written Premium
Our gross written premium is based on the amount of Syndicate 1221’s stamp capacity that we provide. Our percentage of participation in the stamp capacity is 100% for both 2007 and 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £140 million ($276 million) in 2007 compared to £123 million ($226.0 million) in 2006.

Gross written premium decreased 5.0% and net written premium increased 1.3% in the 2007 second quarter compared to the 2006 second quarter. Gross written premium and net written premium decreased approximately 7.5% and 2.6%, respectively, for the first six months of 2007 compared to the same period in 2006. Commencing in 2007, advance premium has been excluded from gross written premium of our Lloyd’s Operations and deferred to future periods where it will be recorded in the quarterly periods which correspond to the applicable effective dates of the insurance policies. Advance premium represents gross written premium on bound policies with effective dates subsequent to the end of the quarter. Advance premiums of approximately $11.2 million were excluded from gross written premium for the six months ended June 30, 2007, while advance premiums included in gross written premium for the six months ended June 30, 2006 were approximately $9.4 million. The Lloyd’s Operations gross written premium for the three and six months ended June 30, 2006 excluding advance premiums were $84.1 million and $174.5 million, respectively.
The 2007 advance premium amounts, net of commissions, have been included in other liabilities on the June 30, 2007 balance sheet. The inclusion of such amounts in gross written premium in 2006 and exclusion of such amounts in the 2007 gross written premium had no impact on revenues or net income for either accounting period since premiums are earned commencing with the effective date of an insurance policy.
Marine Premium. The gross written premium for the first six months of 2007 consisted of 34% cargo and specie, 24% offshore energy and 22% marine liability with the remainder in several other marine related classes of business.
The marine gross written premium for the 2007 second quarter and six month period decreased 15.6% and 15.0%, respectively, compared to the same periods in 2006. The decreases were due to the combination of flattening or declining premium value in several classes of business due to increased competitive market conditions and the timing of the recording of advance premium discussed above. The average renewal premium rates were flat during the 2007 second quarter and six month period. We expect overall flat to moderate declines in 2007 pricing for marine business, including offshore energy business, as additional capacity re-enters the marine market.
Professional Liability Premium. The gross written premium for the first six months of 2007 consisted of 46% D&O liability coverage for privately held and publicly traded corporations and 54% professional liability coverage for lawyers and other professionals.
Other Premium. The gross written premium for the 2007 second quarter and six month period consisted of European property business, and engineering and construction business which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of premium for onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.
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

The following tables set forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended June 30,
	2007		2006
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$31,568	46.5%	$38,208	51.6%
Specialty	30,922	31.6%	29,233	40.6%
Professional Liability	9,584	39.4%	10,364	42.9%
Other	2,413	NM	46	NM

Subtotal	74,487	37.5%	77,851	45.7%

Lloyd’s Operations:
Marine	28,884	51.7%	34,377	51.9%
Professional Liability	4,408	41.8%	2,953	58.3%
Other	7,420	64.3%	7,939	73.9%

Subtotal	40,712	52.2%	45,269	55.2%

Intercompany elimination	—	NM	(3)	NM

Total	$115,199	41.7%	$123,117	48.8%

NM = not meaningful

	Six Months Ended June 30,
	2007		2006
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$71,010	46.6%	$78,487	50.4%
Specialty	68,088	35.1%	50,845	37.9%
Professional Liability	17,874	39.9%	20,872	49.3%
Other	4,341	NM	250	NM

Subtotal	161,313	39.6%	150,454	45.2%

Lloyd’s Operations:
Marine	61,075	45.7%	73,829	47.0%
Professional Liability	6,503	40.6%	4,144	58.5%
Other	14,150	69.5%	15,262	77.8%

Subtotal	81,728	48.1%	93,235	50.7%

Intercompany elimination	—	NM	(214)	NM

Total	$243,041	42.1%	$243,475	47.2%

NM = not meaningful
The ratios of total ceded written premium to gross written premium in the 2007 second quarter and six month period were 41.7% and 42.1%, respectively, compared to the 2006 second quarter and six month period ratios of 48.8% and 47.2%, respectively. The decrease in the ratio of ceded written premium to gross written premium for the three and six months ended June 30, 2007 compared to the same periods in 2006 was due to a combination of the following factors:
•	Modest reductions in the amounts of marine reinsurance ceded on a pro rata basis by the Insurance Companies and the Lloyd’s Operations.
•
An increase in the proportion of specialty gross premiums, in which we retain a higher proportion of premium relative to our other lines, to the overall total amount. Effective April 1, 2007 the Company increased its net retention from $500,000 to $1 million for the contractors liability business which reduced the amount of premium ceded. Somewhat offsetting retaining more contractors liability premium, the Company generally reinsures a large percentage of its new lines of business and increases its retention as the business matures over time.

•	Increases in our net retentions on the professional liability pro rata reinsurance treaty which renewed April 1, 2006. No changes to retentions occurred for the April 1, 2007 renewal.

Net Written Premium. Net written premium increased 24.8% and 22.6% in the 2007 second quarter and six month period, respectively, compared to the same periods in 2006, primarily due to business expansion in the Company’s specialty business unit. In addition, the rate of growth in net written premium exceeds the rate of growth in gross written premium as we are retaining more business across all of our business units.
Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 27.1% and 30.4% in the 2007 second quarter and six month period, respectively, compared to the same periods in 2006, as a result of the increased net written premium discussed above.
Commission Income. Commission income from unaffiliated business was $0.5 million and $0.9 million in the 2007 second quarter and six month period, respectively, compared to $0.5 million and $1.8 million in the 2006 second quarter and six month period, respectively. The decline in the quarter is primarily due to the elimination of the marine pool as of January 1, 2006,
Net Investment Income. Net investment income increased 23.8% and 26.3% in the 2007 second quarter and six month period, respectively, compared to the same periods in 2006, due to the increase in invested assets as a result of the positive cash flow from the increased premium volume and the $123.5 million of net proceeds from the April 2006 7% Senior Notes offering.
Net Realized Capital Gains and Losses. Pre-tax net income included a net realized capital gain of $840,000 for the 2007 second quarter compared to a net realized capital loss of $192,000 for the 2006 second quarter. On an after-tax basis, the 2007 second quarter net realized capital gain was $546,000 or $0.03 per share compared to a net realized capital loss of $125,000 or $0.01 per share for the 2006 second quarter. Pre-tax net income included a net realized capital gain of $1,041,000 for the first six months of 2007 compared to a net realized capital loss of $616,000 for the first six months of 2006. On an after-tax basis, the net realized capital gain was $675,000 or $0.04 per share for the first six months of 2007 compared to a net realized capital loss of $400,000 or $0.02 per share for the first six months of 2006.
Other Income/(Expense). Other income/(expense) for the second quarters and first six months of both 2007 and 2006 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and LAE incurred to net earned premium (loss ratios) for the 2007 and 2006 second quarters were 54.8% and 58.2%, respectively, and 56.5% and 59.0% for the first six months of 2007 and 2006, respectively. The loss ratios for the second quarter of 2007 and 2006 were favorably impacted by 7.3 and 2.5 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves. The loss ratios for the first six months of 2007 and 2006 were favorably impacted by 6.1 and 3.1 loss ratio points, respectively, also resulting from a redundancy of prior year loss reserves.
The 2007 second quarter and six month loss ratios included 2.4 and 1.3 loss ratio points for U.K. flood losses in the Insurance Companies property line of business and the Lloyd’s marine line of business (principally cargo losses).

The following tables set forth our net reported loss and LAE reserves and net IBNR reserves by segment and line of business as of June 30, 2007 and December 31, 2006:

	June 30, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$81,054	$104,864	$185,918	56.4%
Specialty
Construction liability	41,022	189,235	230,257	82.2%
All other liability	20,805	52,345	73,150	71.6%

Total Specialty	61,827	241,580	303,407	79.6%

Professional liability	15,568	46,916	62,484	75.1%
Other	9,431	14,521	23,952	60.6%

Total Insurance Companies	167,880	407,881	575,761	70.8%

Lloyd’s Operations:
Marine	81,006	87,396	168,402	51.9%
Other	2,565	19,443	22,008	88.3%

Total Lloyd’s Operations	83,571	106,839	190,410	56.1%

Total Company	$251,451	$514,720	$766,171	67.2%

	December 31, 2006
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$83,295	$96,098	$179,393	53.6%
Specialty
Construction liability	40,070	166,179	206,249	80.6%
All other liability	15,214	39,381	54,595	72.1%

Total Specialty	55,284	205,560	260,844	78.8%

Professional liability	14,013	37,558	51,571	72.8%
Other	9,867	9,432	19,299	48.9%

Total Insurance Companies	162,459	348,648	511,107	68.2%

Lloyd’s Operations:
Marine	77,621	95,876	173,497	55.3%
Other	3,103	8,409	11,512	73.0%

Total Lloyd’s Operations	80,724	104,285	185,009	56.4%

Total Company	$243,183	$452,933	$696,116	65.1%

The above net loss and LAE reserves represent gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts as follows:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Total gross reserves for losses and LAE	$1,603,689	$1,607,555
Total reinsurance recoverable on unpaid losses and LAE reserves	837,518	911,439

Total net loss reserves	$766,171	$696,116

The recoverable amounts above do not include $107.1 million and $108.9 million of reinsurance recoverable for paid losses at June 30, 2007 and December 31, 2006, respectively, of which $77.4 million and $66.6 million, respectively, related to the gross loss payments for Hurricanes Katrina and Rita. With the recording of gross losses, the Company assesses its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.

Our overall reinsurance recoverable amounts for paid and unpaid losses have declined during 2007 as the Company continues to bill and collect its recoverables for storm loss payments and retains more of its business:

	June 30,	December 31,	Six Month
	2007	2006	Change
	($ in thousands)
Reinsurance recoverables:
Paid losses	$107,146	$108,878	$(1,732)
Unpaid losses and LAE reserves	837,518	911,439	(73,921)

Total	$944,664	$1,020,317	$(75,653)

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

While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our contractors liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data. For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. There were approximately 1,122 contractors liability claims open at June 30, 2007 compared to 1,060 at December 31, 2006.
The professional liability business generates third-party claims which also are longer tail in nature. The professional liability policies mostly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. These claims often involve a lengthy litigation period after being reported. Our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Given the limited history of this business, the actuaries generally utilize industry data to initially establish IBNR loss reserves, which are subsequently adjusted based on actual and expected claim emergence as each underwriting year matures. There were approximately 1,007 professional liability claims open at June 30, 2007 compared to 944 at December 31, 2006.
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
The reserves for asbestos exposures at June 30, 2007 and December 31, 2006 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement is being paid over a two year period that started in 2006; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement is being paid over a seven year period that started in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.

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
The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$37,171	$56,838
Incurred losses & LAE	(33)	246
Calendar year payments	7,259	19,913

Ending gross reserves	$29,879	$37,171

Gross case loss reserves	$21,999	$29,291
Gross IBNR loss reserves	7,880	7,880

Ending gross reserves	$29,879	$37,171

Net of Reinsurance
Beginning net reserves	$21,381	$30,372
Incurred losses & LAE	1,867	229
Calendar year payments	2,843	9,220

Ending net reserves	$20,405	$21,381

Net case loss reserves	$12,702	$13,678
Net IBNR loss reserves	7,703	7,703

Ending net reserves	$20,405	$21,381

To the extent the Company incurs additional gross loss development for its historic asbestos exposure the Company’s allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Net loss development for gross asbestos exposure was not significant in the three and six months ended June 30, 2007 or 2006.
At June 30, 2007, the ceded asbestos paid and unpaid recoverables were $20.6 million compared to $23.5 million at December 31, 2006. During the 2007 second quarter, the Company increased its provision for uncollectible reinsurance recoverables for asbestos losses by $1.6 million,
Loss reserves for environmental losses generally consist of oil spill claims on marine liability policies written in the ordinary course of business. Net loss reserves for such exposures are included in our marine loss reserves and are not separately identified.

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
The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$319,230	$465,728
Incurred loss & LAE	(15,004)	—
Calendar year payments	99,120	146,498

Ending gross reserves	$205,106	$319,230

Gross case loss reserves	$89,678	$172,916
Gross IBNR loss reserves	115,428	146,314

Ending gross reserves	$205,106	$319,230

Net of Reinsurance
Beginning net reserves	$10,003	$19,408
Incurred loss & LAE	(1,207)	—
Calendar year payments	2,630	9,405

Ending net reserves	$6,166	$10,003

Net case loss reserves	$772	$3,628
Net IBNR loss reserves	5,394	6,375

Ending net reserves	$6,166	$10,003

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
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The ratios of commission expense to net earned premiums in the 2007 second quarter and six month period were 12.1% and 12.2%, respectively, compared to 11.9% and 12.5% for the comparable periods in 2006.
Other Operating Expenses. The 43.6% and 43.2% increases in other operating expenses in the 2007 second quarter and six month period compared to the same periods in 2006 were attributable primarily to employee-related expenses resulting from expansion of the business and investments in technology to support this growth. Included in other operating expenses for the three and six months ended June 30, 2007 were $1.9 million and $3.5 million, respectively, in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $1.9 million and $1.8 million for the comparable periods in 2006.

Income Taxes. The income tax expense was $11.4 million and $8.8 million for the second quarters of 2007 and 2006, respectively, resulting in effective tax rates of 31.9% and 32.8%, respectively. The income tax expense was $20.8 million and $16.4 million for the first six months of 2007 and 2006, respectively, resulting in effective tax rates of 32.0% and 32.8%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of June 30, 2007 and December 31, 2006, the net deferred Federal, foreign, state and local tax assets were $38.0 million and $30.4 million, respectively.
We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charge on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate.
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $36.7 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $6.3 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.
The Company had net state and local operating loss carryforwards amounting to potential future tax benefits of $6.8 million and $6.0 million at June 30, 2007 and December 31, 2006, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at June 30, 2007 expire from 2019 to 2027.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109. FIN 48, which became effective in the first quarter of 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.

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

Following are the results of operations for the Insurance Companies for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)
Gross written premium	$198,560	$170,296	$407,434	$332,543
Net written premium	124,073	92,445	246,121	182,089

Net earned premium	109,735	78,488	211,547	145,840
Net losses and LAE	(63,725)	(47,676)	(125,065)	(87,630)
Commission expense	(13,903)	(7,912)	(24,986)	(15,036)
Other operating expenses	(21,057)	(13,966)	(39,826)	(27,399)
Commission income and other income (expense)	96	794	585	2,000

Underwriting profit	11,146	9,728	22,255	17,775

Net investment income	14,440	12,023	28,094	22,433
Net realized capital gains (losses)	834	(225)	1,077	(300)

Income before income taxes	26,420	21,526	51,426	39,908

Income tax expense	8,163	6,868	16,074	12,784

Net income	$18,257	$14,658	$35,352	$27,124

Loss and LAE ratio	58.1%	60.7%	59.1%	60.1%
Commission expense ratio	12.7%	10.1%	11.8%	10.3%
Other operating expense ratio (1)	19.0%	16.8%	18.6%	17.4%

Combined ratio	89.8%	87.6%	89.5%	87.8%

(1)	Includes other operating expenses and commission income and other income (expense).

Following are the underwriting results of the Insurance Companies for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit/(Loss)	Loss	Expense	Total

Marine	$33,693	$17,706	$11,608	$4,379	52.6%	34.5%	87.1%
Specialty	58,918	33,307	16,039	9,572	56.5%	27.1%	83.6%
Professional Liability	13,334	7,741	5,330	263	58.1%	39.9%	98.0%
Other	3,790	4,971	1,887	(3,068)	NM	NM	NM

Total	$109,735	$63,725	$34,864	$11,146	58.1%	31.7%	89.8%

	Three Months Ended June 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit/(Loss)	Loss	Expense	Total

Marine	$28,887	$17,045	$7,296	$4,546	59.0%	25.3%	84.3%
Specialty	39,765	23,804	11,075	4,886	59.9%	27.9%	87.8%
Professional Liability	9,824	6,989	2,750	85	71.1%	28.0%	99.1%
Other	12	(162)	(37)	211	NM	NM	NM

Total	$78,488	$47,676	$21,084	$9,728	60.7%	26.9%	87.6%

	Six Months Ended June 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total

Insurance Companies:
Marine	$67,011	$37,877	$18,721	$10,413	56.5%	27.9%	84.4%
Specialty	112,530	65,073	32,531	14,926	57.8%	28.8%	86.6%
Professional Liability	26,371	16,225	9,653	493	61.5%	36.5%	98.0%
Other	5,635	5,890	3,322	(3,577)	NM	NM	NM

Total	$211,547	$125,065	$64,227	$22,255	59.1%	30.4%	89.5%

	Six Months Ended June 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total

Insurance Companies:
Marine	$51,388	$30,545	$13,342	$7,501	59.4%	26.0%	85.4%
Specialty	75,899	44,961	21,599	9,339	59.2%	28.5%	87.7%
Professional Liability	18,556	12,298	5,461	797	66.3%	29.4%	95.7%
Other	(3)	(174)	33	138	NM	NM	NM

Total	$145,840	$87,630	$40,435	$17,775	60.1%	27.7%	87.8%

Net earned premium of the Insurance Companies increased 39.8% and 45.0% in the 2007 second quarter and six month period compared to the same periods in 2006 reflecting business expansion in all business units coupled with increased retention of the business written, partially offset by the effect of premium rate changes on renewal policies on certain lines of business.
Excluding the 2005 Hurricane Losses, underwriting results generally reflect the favorable industry market conditions over the last three to four years coupled with satisfactory loss trends in the aforementioned periods. The 2007 second quarter loss ratio was favorably impacted by prior year loss reserve redundancies of $5.5 million or 5.0 loss ratio points. The 2006 second quarter loss ratio was favorably impacted by prior year loss reserve redundancies of $0.6 million or 0.8 loss ratio points. The loss ratio for the first six months of 2007 was favorably impacted by prior year loss reserve redundancies of $11.2 million or 5.3 loss ratio points. The loss ratio for the first six months of 2006 was favorably impacted by prior year loss reserve redundancies of $4.4 million or 3.0 loss ratio points.
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, was 4.6% for the 2007 second quarter and six month period, compared to 4.8% and 4.6% for the comparable 2006 periods. The average durations of our Insurance Companies’ invested assets at June 30, 2007 were 4.3 years compared to 4.4 years at June 30, 2006. Net investment income increased in the 2007 second quarter and six month period compared to the same periods in 2006 primarily due to the positive cash flows resulting in a larger investment portfolio including the statutory surplus contribution of $100 million from the net proceeds of our April 2006 7% Senior Notes offering.

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
Syndicate 1221 has stamp capacity of £140 million ($276 million) in 2007 compared to £123 million ($226 million) in 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. The Company participates for 100% of Syndicate 1221’s capacity for both the 2007 and 2006 underwriting years.
Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.
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
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the June 30, 2007 exchange rate of £1 equals $2.01 and in the event of a maximum 3% assessment, the Company would be assessed approximately $8.4 million. In addition, beginning with the 2005 underwriting year, Lloyd’s added a second tier of assets to the existing central fund. This second tier is being built up through a compulsory interest bearing loan to the Society of Lloyd’s from the Lloyd’s members based on the stamp capacity of each syndicate for the respective underwriting year. The funds are invested in assets eligible for Society of Lloyd’s solvency. At June 30, 2007, the Company had $5.9 million of assets loaned to this fund. The loans are expected to be repaid in the 2007 third quarter from a bond offering completed by Lloyd’s in June 2007.

Following are the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)

Gross written premium	$77,989	$82,072	$169,976	$183,820
Net written premium	37,277	36,803	88,248	90,585

Net earned premium	35,882	36,053	73,116	72,423
Net losses and LAE	(16,014)	(18,951)	(35,866)	(41,114)
Commission expense	(3,747)	(5,712)	(9,763)	(12,293)
Other operating expenses	(7,551)	(5,961)	(15,071)	(10,936)
Commission income and other income (expense)	137	(210)	(15)	56

Underwriting profit	8,707	5,219	12,401	8,136

Net investment income	2,407	1,667	4,558	3,674
Net realized capital gains (losses)	6	33	(36)	(316)

Income before income taxes	11,120	6,919	16,923	11,494

Income tax expense	3,875	2,422	5,929	4,023

Net income	$7,245	$4,497	$10,994	$7,471

Loss and LAE ratio	44.6%	52.6%	49.1%	56.8%
Commission expense ratio	10.4%	15.8%	13.4%	17.0%
Other operating expense ratio (1)	20.6%	17.1%	20.5%	15.0%

Combined ratio	75.6%	85.5%	83.0%	88.8%

(1)	Includes other operating expenses and commission income and other income (expense).
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
The 2007 second quarter loss ratio was favorably impacted by prior year loss reserve redundancies of $5.1 million or 14.3 loss ratio points. The 2006 second quarter loss ratio was favorably impacted by prior year loss reserve redundancies of $2.3 million or 6.4 loss ratio points. The loss ratio for the first six months of 2007 was favorably impacted by prior year loss reserve redundancies of $6.2 million or 8.5 loss ratio points. The loss ratio for the first six months of 2006 was favorably impacted by prior year loss reserve redundancies of $2.3 million or 3.2 loss ratio points.

The increases in other operating expenses in the 2007 second quarter and six month period compared to the same periods in 2006 were attributable primarily to the increase in employee-related expenses, investments in technology, the increase in the average foreign exchange rates used to convert British sterling to U.S. dollars and to the increase in the Lloyd’s related expenses.
The approximate annualized pre-tax yields on the Lloyd’s Operations investment portfolio, excluding net realized capital gains and losses, were 3.8% and 3.7% for the 2007 second quarter and first six months, respectively, compared to 3.0% and 3.3% for the comparable 2006 periods. The average durations of our Lloyd’s Operations invested assets at June 30, 2007 were 1.5 years compared to 1.4 years at June 30, 2006. Net investment income increased in the 2007 second quarter and six month period compared to the same periods in 2006 primarily due to the positive cash flows resulting in a larger investment portfolio.
Off-Balance Sheet Transactions
There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2006 Annual Report on Form 10-K.
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2006 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.6 billion at both June 30, 2007 and December 31, 2006. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in Note 10 of the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$203,750	$8,750	$17,500	$17,500	$160,000

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

The following tables set forth our cash and investments as of June 30, 2007 and December 31, 2006:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
June 30, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)

Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$178,573	$414	$(3,903)	$182,062
States, municipalities and political subdivisions	426,940	683	(5,113)	431,370
Mortgage- and asset-backed securities (excluding GNMAs)	517,953	217	(12,054)	529,790
Corporate bonds	206,343	637	(3,514)	209,220

Total fixed maturities	1,329,809	1,951	(24,584)	1,352,442

Equity securities — common stocks	54,611	7,114	(701)	48,198

Cash	218	—	—	218

Short-term investments	186,833	—	—	186,833

Total	$1,571,471	$9,065	$(25,285)	$1,587,691

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006	Value	Gains	(Losses)	Cost
	($ in thousands)

Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$206,214	$972	$(2,086)	$207,328
States, municipalities and political subdivisions	361,859	2,719	(2,345)	361,485
Mortgage- and asset-backed securities (excluding GNMAs)	489,556	939	(4,488)	493,105
Corporate bonds	201,088	1,672	(1,950)	201,366

Total fixed maturities	1,258,717	6,302	(10,869)	1,263,284

Equity securities — common stocks	37,828	6,297	(348)	31,879

Cash	2,404	—	—	2,404

Short-term investments	176,961	—	—	176,961

Total	$1,475,910	$12,599	$(11,217)	$1,474,528

At June 30, 2007 and December 31, 2006, all fixed-maturity and equity securities held by us were classified as available-for-sale.
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
When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first six months of 2007 or 2006.

The following table summarizes all securities in an unrealized loss position at June 30, 2007 and December 31, 2006, showing the aggregate fair value and gross unrealized loss by the length of time those securities had been continuously in an unrealized loss position:

	June 30, 2007		December 31, 2006
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$78,227	$1,193	$34,085	$586
7-12 Months	18,495	774	20,806	86
> 12 Months	43,317	1,936	69,424	1,414

Subtotal	140,039	3,903	124,315	2,086

States, municipalities and political subdivisions
0-6 Months	175,705	1,709	57,747	316
7-12 Months	47,521	1,086	6,661	80
> 12 Months	113,667	2,318	118,917	1,949

Subtotal	336,893	5,113	183,325	2,345

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	234,317	3,818	174,270	921
7-12 Months	78,234	2,772	10,444	65
> 12 Months	169,651	5,464	184,515	3,502

Subtotal	482,202	12,054	369,229	4,488

Corporate bonds
0-6 Months	79,877	1,489	27,719	185
7-12 Months	3,641	83	15,503	224
> 12 Months	69,660	1,942	66,014	1,541

Subtotal	153,178	3,514	109,236	1,950

Total Fixed Maturities	$1,112,312	$24,584	$786,105	$10,869

Equity securities — common stocks
0-6 Months	$11,418	$572	$3,265	$158
7-12 Months	290	30	800	72
> 12 Months	824	99	782	118

Total Equity Securities	$12,532	$701	$4,847	$348

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2007. Some of the securities are not rated by S&P and/or Moody’s.

Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody's		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$23,400	95%	$1,064,038	96%
2	BBB	Baa	1,184	5%	48,274	4%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

	Total		$24,584	100%	$1,112,312	100%

At June 30, 2007, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade. Investment grade is defined as a security having a NAIC rating of 1 or 2, an S&P rating of “BBB—” or higher, or a Moody’s rating of “Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.
The scheduled maturity dates for fixed maturity securities in an unrealized loss position at June 30, 2007 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$272	1%	$42,946	4%
Due after one year through five years	3,292	13%	199,568	18%
Due after five years through ten years	4,271	17%	224,407	20%
Due after ten years	4,695	19%	163,189	15%
Mortgage- and asset-backed securities	12,054	50%	482,202	43%

Total fixed income securities	$24,584	100%	$1,112,312	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.8 years.

Our realized capital gains and losses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands)

Fixed maturities:
Gains	$27	$69	$477	$341
(Losses)	(281)	(241)	(719)	(1,407)

	(254)	(172)	(242)	(1,066)

Equity securities:
Gains	1,147	3	1,397	484
(Losses)	(53)	(23)	(114)	(34)

	1,094	(20)	1,283	450

Net realized capital gains (losses)	$840	$(192)	$1,041	$(616)

The following table details realized losses in excess of $250,000 from sales and impairments during the first six months of 2007 and 2006 and the related circumstances giving rise to the loss:

							# of Months
							Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	June 30, 2007	(Loss)	Amortized Cost
		($ in thousands)
Six months ended June 30, 2007 and 2006:

TIPS (1)	3/31/2007	$5,823	($335)	—	—	—	—
TIPS (1)	3/31/2006	$15,418	($305)	—	—	—	—

(1)	Treasury inflation protection securities (TIPS) were sold during the 2007 and 2006 first quarters due to the widening breakeven yield spread between TIPS and Treasuries.
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

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or S&P rating of “A” or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.
The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.
Liquidity and Capital Resources
Cash flows from operations were $111.7 million and $12.4 million for the six months ended June 30, 2007 and 2006, respectively. The positive operating cash flow was primarily due to the increase in net written premium partially offset by the related expenses, and by the collected investment income and reinsurance recoverables. Operating cash flow was used primarily to acquire additional investment assets. The 2007 and 2006 cash flows from operations were increased by approximately $16.1 million and reduced by approximately $41.2 million, respectively, as a result of the net effect of Hurricanes Katrina and Rita paid losses less the amount recovered from reinsurers during the six months ended June 30, 2007 and 2006. Amounts not yet collected from reinsurers are expected to be collected in subsequent accounting periods.
Beginning in 2006, the Company made certain adjustments to the Consolidated Statements of Cash Flows (“Cash Flow Statements”) to identify the impact of foreign exchange rate changes on each section of the Cash Flow Statement. The interim Cash Flow Statements for 2006 have been restated to reflect this change.
Investments and cash increased to $1.6 billion at June 30, 2007 from $1.5 billion at December 31, 2006. The increase was due to the positive cash flow from operations. Net investment income was $17.3 million and $14.0 million for the three months ended June 30, 2007 and 2006, respectively, and $33.5 million and $26.6 million for the six months ended June 30, 2007 and 2006, respectively.
The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.5% for both the 2007 and 2006 second quarters. The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.4% and 4.3% for the 2007 and 2006 six month periods, respectively. As of June 30, 2007 and December 31, 2006, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
At June 30, 2007, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s. We believe that we have limited exposure to credit risk since the entire fixed maturity investment portfolio consists of investment grade bonds. At June 30, 2007, our portfolio had an average maturity of 5.4 years and duration of 4.0 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.
We have a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the facility from $115 million to $180 million and to increase the line of credit under the facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If, at that time, the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British pounds. At June 30, 2007, letters of credit with an aggregate face amount of $106.1 million were issued under the credit facility. The line of credit was unused at June 30, 2007.

The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy backs, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through June 30, 2007. We were in compliance with all covenants at June 30, 2007.
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
Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. Recoverable amounts at June 30, 2007 are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.
Generally, for pro-rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. The Company has the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1.0 million) as set forth in the pro-rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.
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
At June 30, 2007, the ceded asbestos paid and unpaid recoverables were $20.6 million compared to $23.5 million at December 31, 2006. Of such amounts at June 30, 2007, $11.5 million was due from Equitas. In November 2006, the Company filed an arbitration demand against Equitas for paid losses recoverable on settled asbestos claims. The approximate ceded paid and unpaid recoverable amounts relating to the arbitration is $2.7 million. For a discussion of our arbitration demands and the Company’s recent settlement of its arbitration with Ace International, see Part II Item 1 “Legal Proceedings”. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Katrina and Rita could significantly impact the Company’s liquidity needs. However, we expect to pay these hurricane losses over a period of years from cash flow and, if needed, short-term investments and expect to collect our paid reinsurance recoverables generally under the terms described above.

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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2007 and December 31, 2006, our capital resources were as follows:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Senior debt	$123,615	$123,560
Stockholders’ equity	588,033	551,343

Total capitalization	$711,648	$674,903

Ratio of debt to total capitalization	17.4%	18.3%

The Company completed its public offering of senior debt on April 17, 2006 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company. The increase in stockholders’ equity in 2007 was primarily due to 2007 net income of $44.0 million partially offset by unrealized losses in the Company’s fixed maturities portfolio resulting from higher interest rates at June 30, 2007 compared to December 31, 2006.
We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete, (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business.
We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. Since the issuance of the senior debt in April 2006, the holding company cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments will be made from a combination of funds currently at the Parent Company and dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2006 surplus of Navigators Insurance Company the approximate remaining maximum amount available at June 30, 2007 for the payment of dividends by Navigators Insurance Company during 2007 without prior regulatory approval was $55.1 million. Navigators Insurance Company declared a $2.0 million dividend in each of the first and second quarters of 2007. No dividends were paid by Navigators Insurance Company during 2006.

Condensed Parent Company balance sheets as of June 30, 2007 (unaudited) and December 31, 2006 are shown in the table below:

	June 30,	December 31,
	2007	2006
	($ in thousands)

Cash and investments	$41,338	$32,308
Investments in subsidiaries	665,648	634,299
Goodwill and other intangible assets	2,534	2,534
Other assets	7,636	12,939

Total assets	$717,156	$682,080

Accounts payable and other liabilities	$1,871	$1,590
Accrued interest payable	1,458	1,458
Deferred compensation payable	2,179	4,129
7% Senior Notes due May 1, 2016	123,615	123,560

Total liabilities	129,123	130,737

Stockholders’ equity	588,033	551,343

Total liabilities and stockholders’ equity	$717,156	$682,080

At June 30, 2007, approximately $5.0 million of investments are held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback period expires.
Deferred compensation payable represents accrued costs for employee stock appreciation rights which are paid by the operating subsidiaries when such stock appreciation rights are exercised.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the information concerning market risk as stated in the Company’s 2006 Annual Report on Form 10-K.
Item 4. Controls and Procedures
(a)
The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)
There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Except as described below, the Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.
On November 22, 2006, the Company filed a demand for arbitration in New York against Equitas, a lead reinsurer participating in excess of loss reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Equitas (the “Equitas Arbitration”). The recovery demands are for the 2005 settlement of two class action lawsuits involving large asbestos claims (together, the “2005 Settled Claims”), which 2005 Settled Claims are being paid through 2007. Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements for such 2005 Settled Claims or with respect to excess of loss or pro rata reinsurance for the 2004 Settled Claim referred to below. The aggregate amount of excess of loss recoveries due from Equitas for ceded paid and unpaid losses on the 2005 Settled Claims is approximately $2.7 million.
The Company filed its demand for arbitration against Equitas in accordance with the applicable provisions of the excess of loss reinsurance agreements. The Company believes that the refusal of Equitas to satisfy the Company’s payment demands is without merit and it intends to vigorously pursue collection of its reinsurance recovery. While it is too early to predict with any certainty the outcome of the Equitas Arbitration, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of the Equitas Arbitration could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.
On November 20, 2006, the Company also filed a demand for arbitration in New York against INA International Insurance Company, currently known as Ace International (“Ace International”), a reinsurer participating in pro rata reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Ace International (the “Ace International Arbitration”). The recovery demands are for the 2005 Settled Claims and for the 2004 settlement of another class action lawsuit involving a third large asbestos claim (the “2004 Settled Claim” and, together with the 2005 Settled Claims, the “Settled Claims”), which 2004 Settled Claim is being paid over seven years beginning in 2005. In June 2007, the Company and Ace International entered into a Settlement and Release Agreement, providing for (1) the payment by Ace International to the Company of the full amount of ceded paid losses on the Settled Claims, (2) the agreement by Ace International not to contest future billings on the 2004 Settled Claim, and (3) the withdrawal by the Company of the Ace International Arbitration.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submissions of Matters to a Vote of Security Holders
On June 7, 2007, the Company’s stockholders voted for the following matters at the annual stockholders’ meeting:
a)
The election of all ten (10) directors of the Company to serve until the 2008 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting are as follows:

Name	Votes For	Votes Withheld

H. J. Mervyn Blakeney	9,638,024	6,307,310
Peter A. Cheney	15,657,148	288,186
Terence N. Deeks	11,829,790	4,115,544
Robert W. Eager, Jr.	15,681,023	264,311
W. Thomas Forrester	15,681,023	264,311
Stanley A. Galanski	11,978,389	3,966,945
Leandro S. Galban, Jr.	15,406,185	539,149
John F. Kirby	11,188,720	4,756,614
Marc M. Tract	11,344,496	4,600,838
Robert F. Wright	15,324,884	620,450
b)	The appointment of KPMG LLP as the Company’s independent auditors for 2007 was ratified with 15,887,714 votes cast for, 57,506 votes cast against and 114 votes abstaining.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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

The Navigators Group, Inc. (Registrant)
Date: August 1, 2007	/s/ Paul J. Malvasio
Paul J. Malvasio
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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