Form 10-Q
period 2007-09-30
NAVIGATORS GROUP INC
filed 2007-10-31
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of October 19, 2007 was 16,858,267.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2007, $1,458,458; 2006, $1,263,284)	$1,454,684	$1,258,717
Equity securities, available-for-sale, at fair value (cost: 2007, $57,697; 2006, $31,879)	63,858	37,828
Short-term investments, at cost which approximates fair value	215,117	176,961
Cash	4,906	2,404

Total investments and cash	1,738,565	1,475,910

Premiums in course of collection	186,865	163,309
Commissions receivable	2,429	3,647
Prepaid reinsurance premiums	194,742	179,493
Reinsurance receivable on paid losses	84,043	108,878
Reinsurance receivable on unpaid losses and loss adjustment expenses	837,545	911,439
Net deferred income tax benefit	31,360	30,422
Deferred policy acquisition costs	54,752	41,700
Accrued investment income	15,548	13,052
Goodwill and other intangible assets	8,237	8,012
Other assets	20,906	20,824

Total assets	$3,174,992	$2,956,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,645,542	$1,607,555
Unearned premium	484,507	415,096
Reinsurance balances payable	179,892	194,266
Senior notes	123,644	123,560
Federal income tax payable	7,688	3,934
Payable for securities purchased	27,550	166
Accounts payable and other liabilities	79,693	60,766

Total liabilities	2,548,516	2,405,343

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 for 2007 and 2006; issued and outstanding: 16,856,267 for 2007 and 16,735,898 for 2006	1,686	1,674
Additional paid-in capital	290,955	286,732
Retained earnings	328,544	259,464
Accumulated other comprehensive income	5,291	3,473

Total stockholders’ equity	626,476	551,343

Total liabilities and stockholders’ equity	$3,174,992	$2,956,686

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)

Gross written premium	$245,961	$221,667

Revenues:
Net written premium	$159,102	$119,037
(Increase) in unearned premium	(3,064)	(3,341)

Net earned premium	156,038	115,696
Commission income	117	639
Net investment income	17,930	14,691
Net realized capital gains (losses)	(66)	(151)
Other income (expense)	298	(884)

Total revenues	174,317	129,991

Operating expenses:
Net losses and loss adjustment expenses incurred	88,019	64,456
Commission expense	19,676	13,769
Other operating expenses	27,902	22,683
Interest expense	2,216	2,214

Total operating expenses	137,813	103,122

Income before income tax expense	36,504	26,869

Income tax expense (benefit):
Current	11,520	8,126
Deferred	(49)	410

Total income tax expense	11,471	8,536

Net income	$25,033	$18,333

Net income per common share:
Basic	$1.49	$1.10
Diluted	$1.47	$1.09

Average common shares outstanding:
Basic	16,843	16,685
Diluted	16,996	16,827
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

Gross written premium	$823,371	$737,816

Revenues:
Net written premium	$493,471	$391,711
(Increase) in unearned premium	(52,770)	(57,752)

Net earned premium	440,701	333,959
Commission income	1,011	2,465
Net investment income	51,476	41,244
Net realized capital gains (losses)	975	(767)
Other income (expense)	(26)	(654)

Total revenues	494,137	376,247

Operating expenses:
Net losses and loss adjustment expenses incurred	248,950	193,200
Commission expense	54,425	41,098
Other operating expenses	82,799	61,018
Interest expense	6,646	4,034

Total operating expenses	392,820	299,350

Income before income tax expense	101,317	76,897

Income tax expense (benefit):
Current	34,301	27,492
Deferred	(2,064)	(2,551)

Total income tax expense	32,237	24,941

Net income	$69,080	$51,956

Net income per common share:
Basic	$4.11	$3.12
Diluted	$4.07	$3.09

Average common shares outstanding:
Basic	16,796	16,664
Diluted	16,967	16,812
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,674	$1,662
Shares issued under stock plans	12	8

Balance at end of period	$1,686	$1,670

Additional paid-in capital
Balance at beginning of year	$286,732	$282,463
Employee stock plans	441	761
Shares issued under stock plans	3,782	2,392

Balance at end of period	$290,955	$285,616

Retained earnings
Balance at beginning of year	$259,464	$186,901
Net income	69,080	51,956

Balance at end of period	$328,544	$238,857

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$849	$(884)
Change in period	686	707

Balance at end of period	1,535	(177)

Cumulative translation adjustments, net of tax
Balance at beginning of year	2,624	96
Net adjustment for period	1,132	1,453

Balance at end of period	3,756	1,549

Balance at end of period	$5,291	$1,372

Total stockholders’ equity at end of period	$626,476	$527,515

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)

Net income	$25,033	$18,333

Other comprehensive income:
Change in net unrealized gains on securities, net of tax expense of $6,446 and $9,371 in 2007 and 2006, respectively(1)	12,154	17,249
Change in foreign currency translation gains, net of tax expense of $178 and $135 in 2007 and 2006, respectively	331	252

Other comprehensive income	12,485	17,501

Comprehensive income	$37,518	$35,834

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during period	$12,105	$17,145
Less: reclassification adjustment for net realized capital (losses) included in net income	(49)	(104)

Change in net unrealized gains on securities	$12,154	$17,249

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

Net income	$69,080	$51,956

Other comprehensive income:
Change in net unrealized gains on securities, net of tax expense of $311 and $462 in 2007 and 2006, respectively(1)	686	707
Change in foreign currency translation gains, net of tax expense of $610 and $782 in 2007 and 2006, respectively	1,132	1,453

Other comprehensive income	1,818	2,160

Comprehensive income	$70,898	$54,116

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains arising during period	$1,312	$187
Less: reclassification adjustment for net realized capital capital gains (losses) included in net income	626	(520)

Change in net unrealized gains on securities	$686	$707

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
Operating activities:
Net income	$69,080	$51,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	2,532	1,990
Net deferred income tax expense (benefit)	(2,064)	(2,551)
Net realized capital (gains) losses	(975)	767
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and LAE	111,379	(21,429)
Reserve for losses and LAE	19,306	11,677
Prepaid reinsurance premiums	(12,558)	(42,139)
Unearned premium	63,504	95,977
Premiums in course of collection	(19,151)	(17,056)
Commissions receivable	1,247	1,004
Deferred policy acquisition costs	(12,052)	(11,764)
Accrued investment income	(2,650)	(1,721)
Reinsurance balances payable	(18,297)	13,684
Federal income tax	3,193	2,138
Other	28,842	5,561

Net cash provided by operating activities	231,336	88,094

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	127,639	95,288
Sales	136,046	111,643
Purchases	(455,845)	(388,126)
Equity securities, available-for-sale
Sales	17,436	3,431
Purchases	(41,294)	(12,121)
Change in payable for securities	27,176	78
Net change in short-term investments	(34,867)	(30,675)
Purchase of property and equipment	(7,149)	(3,559)

Net cash (used in) investing activities	(230,858)	(224,041)

Financing activities:
Net proceeds from senior notes	—	123,511
Proceeds of stock issued from employee stock purchase plan	606	536
Proceeds of stock issued from exercise of stock options	1,406	601

Net cash provided by financing activities	2,012	124,648

Effect of exchange rate changes on foreign currency cash	12	25

Increase (decrease) in cash	2,502	(11,274)
Cash at beginning of year	2,404	13,165

Cash at end of period	$4,906	$1,891

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$31,144	$19,857
Interest paid	4,375	4,715
Issuance of stock to directors	181	140
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2006 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified or restated to conform to the current year’s presentation.
Note 2. Reinsurance Ceded
The Company’s ceded earned premiums were $102.1 million and $106.0 million for the three months ended September 30, 2007 and 2006, respectively, and were $316.1 million and $330.5 million for the nine months ended September 30, 2007 and 2006, respectively. The Company’s ceded incurred losses were $54.5 million and $61.4 million for the three months ended September 30, 2007 and 2006, respectively, and were $156.9 million and $186.2 million for the nine months ended September 30, 2007 and 2006, respectively.
Note 3. Segment Information
The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.
The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies’ (as defined below) and the Parent Company’s expenses and related income tax amounts.
We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premium, net losses and loss adjustment expenses (“LAE”), commission expense, other operating expenses, commission income and other income or expense. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

Our Insurance Companies consist of Navigators Insurance Company, including its United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company (formerly NIC Insurance Company). Navigators Insurance Company, our largest insurance subsidiary, has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. Navigators Specialty Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Lloyd’s Operations primarily underwrite marine and related lines of business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members. The Navigators Agencies are wholly-owned insurance underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company. All segments are evaluated based on their GAAP results.
The Insurance Companies’ and the Lloyd’s Operations’ underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premium. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Financial data by segment for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$178,058	$67,903		$245,961
Net written premium	109,677	49,425		159,102

Net earned premium	109,060	46,978		156,038
Net losses and LAE	(59,816)	(28,203)		(88,019)
Commission expense	(13,086)	(6,590)		(19,676)
Other operating expenses	(21,157)	(6,745)		(27,902)
Commission income and other income (expense)	304	111		415

Underwriting profit	15,305	5,551		20,856

Net investment income	14,816	2,609	$505	17,930
Net realized capital gains (losses)	41	(107)	—	(66)
Interest expense	—	—	(2,216)	(2,216)

Income (loss) before income taxes	30,162	8,053	(1,711)	36,504

Income tax expense (benefit)	9,193	2,877	(599)	11,471

Net income (loss)	$20,969	$5,176	$(1,112)	$25,033

Identifiable assets (1)	$2,292,811	$793,661	$65,950	$3,174,992

Loss and LAE ratio	54.8%	60.0%		56.4%
Commission expense ratio	12.0%	14.0%		12.6%
Other operating expense ratio (2)	19.1%	14.1%		17.6%

Combined ratio	85.9%	88.1%		86.6%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended September 30, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium (1)	$163,673	$57,780		$221,667
Net written premium	91,188	27,849		119,037

Net earned premium	85,494	30,202		115,696
Net losses and LAE	(47,926)	(16,530)		(64,456)
Commission expense	(9,889)	(3,880)		(13,769)
Other operating expenses	(16,697)	(5,986)		(22,683)
Commission income and other income (expense)	661	(906)		(245)

Underwriting profit	11,643	2,900		14,543

Net investment income	12,345	1,774	$572	14,691
Net realized capital (losses)	(29)	(122)	—	(151)
Interest expense	—	—	(2,214)	(2,214)

Income (loss) before income taxes	23,959	4,552	(1,642)	26,869

Income tax expense (benefit)	7,658	1,627	(749)	8,536

Net income (loss)	$16,301	$2,925	$(893)	$18,333

Identifiable assets (1)	$2,050,833	$855,348	$50,276	$2,961,996

Loss and LAE ratio	56.1%	54.7%		55.7%
Commission expense ratio	11.6%	12.8%		11.9%
Other operating expense ratio (2)	18.8%	22.8%		19.8%

Combined ratio	86.5%	90.3%		87.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Nine Months Ended September 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$585,492	$237,879		$823,371
Net written premium	355,798	137,673		493,471

Net earned premium	320,607	120,094		440,701
Net losses and LAE	(184,881)	(64,069)		(248,950)
Commission expense	(38,072)	(16,353)		(54,425)
Other operating expenses	(60,983)	(21,816)		(82,799)
Commission income and other income (expense)	889	96		985

Underwriting profit	37,560	17,952		55,512

Net investment income	42,910	7,167	$1,399	51,476
Net realized capital gains (losses)	1,118	(143)	—	975
Interest expense	—	—	(6,646)	(6,646)

Income (loss) before income taxes	81,588	24,976	(5,247)	101,317

Income tax expense (benefit)	25,267	8,806	(1,836)	32,237

Net income (loss)	$56,321	$16,170	$(3,411)	$69,080

Identifiable assets (1)	$2,292,811	$793,661	$65,950	$3,174,992

Loss and LAE ratio	57.7%	53.3%		56.5%
Commission expense ratio	11.9%	13.6%		12.3%
Other operating expense ratio (2)	18.7%	18.1%		18.6%

Combined ratio	88.3%	85.0%		87.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Nine Months Ended September 30, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$496,216	$241,600		$737,816
Net written premium	273,277	118,434		391,711

Net earned premium	231,334	102,625		333,959
Net losses and LAE	(135,556)	(57,644)		(193,200)
Commission expense	(24,925)	(16,173)		(41,098)
Other operating expenses	(44,096)	(16,922)		(61,018)
Commission income and other income (expense)	2,661	(850)		1,811

Underwriting profit	29,418	11,036		40,454

Net investment income	34,778	5,448	$1,018	41,244
Net realized capital (losses)	(329)	(438)	—	(767)
Interest expense	—	—	(4,034)	(4,034)

Income (loss) before income taxes	63,867	16,046	(3,016)	76,897

Income tax expense (benefit)	20,442	5,650	(1,151)	24,941

Net income (loss)	$43,425	$10,396	$(1,865)	$51,956

Identifiable assets (1)	$2,050,833	$855,348	$50,276	$2,961,996

Loss and LAE ratio	58.6%	56.2%		57.9%
Commission expense ratio	10.8%	15.8%		12.3%
Other operating expense ratio (2)	17.9%	17.3%		17.7%

Combined ratio	87.3%	89.3%		87.9%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).
The Insurance Companies’ net earned premium includes $12.6 million and $12.9 million of net earned premium from the U.K. Branch for the three months ended September 30, 2007 and 2006, respectively, and $45.0 million and $34.2 million of net earned premium from the U.K. Branch for the nine months ended September 30, 2007 and 2006, respectively.
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

Note 5. Stock-Based Compensation
Stock based compensation is expensed as stock awards granted under the Company’s stock plans vest with the expense being included in other operating expenses for the periods indicated. The amount charged to expense for stock grants was $1.4 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively, and $3.8 million and $3.1 million for the nine months ended September 30, 2007 and 2006, respectively. The amount charged to expense for stock options was $140,000 and $292,000 for the three months ended September 30, 2007 and 2006, respectively, and $441,000 and $761,000 for the nine months ended September 30, 2007 and 2006, respectively. Stock appreciation rights resulted in an expense of $29,000 and $541,000 for the three months ended September 30, 2007 and 2006, respectively, and an expense of $652,000 and $563,000 for the nine months ended September 30, 2007 and 2006, respectively.
The Company expensed $45,000 and $48,000 for the three months ended September 30, 2007 and 2006, respectively, and $115,000 and $104,000 for the nine months ended September 30, 2007 and 2006, respectively, related to its Employee Stock Purchase Plan.
In addition, $50,000 and $46,000 was expensed in each of the three month periods ended September 30, 2007 and 2006, and $150,000 and $133,000 was expensed in each of the nine month periods ended September 30, 2007 and 2006 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.
Note 6. Application of New Accounting Standards
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS No. 155 also removed an exception included in an interpretation of SFAS No. 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in mortgage-backed securities related to the ability to prepay. Such exception was subsequently reinstated on a limited basis. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company’s adoption of SFAS No. 155 at January 1, 2007 did not have a material effect on its financial condition or results of operations.
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
Syndicate 1221’s stamp capacity is £140.0 million ($278.2 million) in 2007 compared to £123.5 million ($224.8 million) in 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. The Company participates for 100% of Syndicate 1221’s capacity for both the 2007 and 2006 underwriting years. The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.
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

The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 30% rate. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. A finance bill was enacted in the U.K. on July 19, 2007 that reduces the U.K. corporate tax rate from 30% to 28% effective April 1, 2008. The effect of such tax rate change was not material.
As discussed in Note 6 included herein, the Company adopted FIN 48 on January 1, 2007. FIN 48 applies to all tax positions accounted for under SFAS No. 109.  FIN 48 defines the confidence level that a tax position must meet in order to be recognized in the financial statements.  The tax position must be more-likely-than-not to be sustained by the relevant taxing authority which means a likelihood of more than 50%.  If the more-likely-than-not threshold can not be reached, the benefit should not be reflected in the financial statements.  However, a company should recognize the largest amount of the tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authorities.  The determination of the 50% threshold is highly judgmental and depends on the individual facts and circumstances.  A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit’. The Company had no unrecognized tax benefits at either January 1, 2007 or at September 30, 2007 and does not anticipate any significant unrecognized tax benefits within the next twelve months.
The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state, local, or foreign tax examinations by tax authorities for years 2003 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the nine month periods ended September 30, 2007 and 2006.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $7.4 million and $6.0 million at September 30, 2007 and December 31, 2006, respectively. Included in the deferred tax assets are net operating loss carryforwards of $3.8 million and $4.8 million at September 30, 2007 and December 31, 2006, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.
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

(b) Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the September 30, 2007 exchange rate of £1 equals $2.04 and assuming the maximum 3% assessment, the Company would be assessed approximately $8.6 million.
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
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, and liens or dispositions of the common stock of certain subsidiaries. As of September 30, 2007, the Company was in compliance with all such covenants.
The interest expense for the three and nine months ended September 30, 2007 was $2.2 million and $6.6 million, respectively. The interest expense from the April 17, 2006 issuance date to September 30, 2006 was $4.0 million. The fair value, which is based on the quoted market price at September 30, 2007, was $127.8 million.

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
Overview
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes our U.K. Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.
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
The discussions that follow include tables, which contain both our consolidated and segment operating results for the three and nine month periods ended September 30, 2007 and 2006. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

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
Our revenue is primarily comprised of premiums and investment income. The Insurance Companies derive their premiums primarily from business written by the Navigators Agencies, which are wholly-owned insurance underwriting agencies of the Company. The Lloyd’s Operations derive their premiums from business written by NUAL. Beginning in 2006, the Navigators Agencies produce and manage business almost exclusively for the Insurance Companies and are reimbursed for actual costs. Prior to 2006, the Navigators Agencies received commissions and, in some cases, profit commissions on the business produced on behalf of the Insurance Companies and other unaffiliated insurers. NUAL is reimbursed for its actual costs and, where applicable, profit commissions on the business produced for Syndicate 1221.
Over the past several years, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions returned as available capacity has increased. The 2007 average renewal rates for our Insurance Companies’ marine business decreased approximately 1.7% for the third quarter and were flat for the nine month period, including offshore energy average renewal rates which decreased approximately 3.6% for the third quarter and increased approximately 1.4% for the nine month period. The 2007 average renewal rates for our Lloyd’s Operations marine business decreased approximately 3.3% for the third quarter and were flat for the nine month period, including offshore energy average renewal rates which decreased approximately 6.4% for the third quarter and 3.5% for the nine month period.
Specialty liability losses in 2001 to 2003, particularly for the contractors liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in approximate rate increases of 13% in 2004 and 49% in 2003. This was followed by a slight decline in rates of approximately 1% in 2005. The 2006 year average renewal rates for the contractors liability business declined approximately 6%, primarily due to additional competition in the marketplace. This decline continued into the 2007 third quarter and nine month period with average renewal rates declining approximately 15.3% and 11.4%, respectively. We expect these competitive conditions to continue during 2007 resulting in continuing declines in pricing for contractors liability and excess liability business.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities- related class action litigation, has led to heightened interest in professional liability insurance generally. Average professional liability renewal premium rates decreased approximately 5.8% and 6.6% in the 2007 third quarter and nine month period, respectively, compared to relatively level renewal rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial renewal rate increases in 2003 and 2002, particularly for D&O insurance. The D&O insurance premium renewal rates decreased approximately 7.7% and 8.6% in the 2007 third quarter and nine month period, respectively, after decreases of approximately 2% in 2005 and 10% in 2004. We anticipate continuing declines in 2007 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.

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
The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and attempt to manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the nature of catastrophes. The occurrence of one or more severe catastrophic events could have a material adverse effect on the Company’s results of operations, financial condition or liquidity.
The Company has significant catastrophe exposures throughout the world with the largest catastrophe exposure for offshore energy risks due to hurricanes in the Gulf of Mexico. Based on an assessment made through the end of the 2007 third quarter, the Company believes that its estimated probable maximum pre-tax gross and net loss exposure in a theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico would approximate $212 million and $30 million, respectively, including the cost of reinsurance reinstatement premiums. There are a number of significant assumptions and related variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.
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
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine month periods ended September 30, 2007 and 2006. All earnings per share data is presented on a per diluted share basis.
Net income for the three months ended September 30, 2007 was $25.0 million or $1.47 per share compared to $18.3 million or $1.09 per share for the three months ended September 30, 2006. Included in these results were net realized capital gains (losses) of $0.00 per share and $(0.01) per share for the three months ended September 30, 2007 and 2006, respectively.
Net income for the nine months ended September 30, 2007 was $69.1 million or $4.07 per share compared to $52.0 million or $3.09 per share for the nine months ended September 30, 2006. Included in these results were net realized capital gains (losses) of $0.04 per share and $(0.03) per share for the nine months ended September 30, 2007 and 2006, respectively.
The combined ratios, which consist of the sum of the loss and LAE ratio and the expense ratio for each period, for the 2007 third quarter and nine month period were 86.6% and 87.4%, respectively, compared to 87.4% for the 2006 third quarter and 87.9% for the first nine months of 2006. The combined ratios for the 2007 third quarter and nine month period were reduced by 7.8 and 6.7 loss ratio points, respectively, for net loss reserve redundancies of $12.2 million and $29.6 million, respectively, relating to prior periods. The combined ratios for the 2006 third quarter and nine month period were reduced by 5.1 and 3.8 loss ratio points, respectively, for net loss reserve redundancies of $6.0 million and $12.7 million, respectively, relating to prior periods. The net paid loss and LAE ratios for the 2007 third quarter and nine month period were 29.6% and 31.1%, respectively, compared to 35.9% for the 2006 third quarter and 34.6% for the first nine months of 2006.
The 2007 third quarter and nine month period included incurred losses of $2.0 million or 1.3 loss ratio points and $5.6 million or 1.3 loss ratio points for U.K. flood losses. Approximately $4.0 million was recorded for property losses and $1.6 million for cargo losses for the two events that occurred in the 2007 second and third quarters.
Cash flow from operations was $231.3 million for the first nine months of 2007 compared to $88.1 million for the comparable period in 2006. The positive cash flow contributed to the growth in invested assets and net investment income.
Consolidated stockholders’ equity increased 14% to $626.5 million or $37.17 per share at September 30, 2007 compared to $551.3 million or $32.94 per share at December 31, 2006. The increase was primarily due to net income of $69.1 million for the first nine months of 2007.
Revenues. Gross written premium increased to $246.0 million and $823.4 million in the third quarter and first nine months of 2007, respectively, from $221.7 million and $737.8 million in the third quarter and first nine months of 2006, increases of 11% and 12%, respectively. The growth in the 2007 gross written premium generally reflects a combination of business expansion in both new and existing lines of business, partially offset by the effect of premium rate changes on renewal policies on certain lines of business. As discussed below under Lloyd’s Operations Gross Written Premium, the 2007 third quarter and nine month period gross written premium excludes advance premium, however advance premium was recorded as gross written premium in our Lloyd’s Operations in the 2006 third quarter and nine month period. The inclusion or exclusion of advance premium in gross written premium has no impact on revenues or net income for either accounting period since premiums are earned commencing with the effective date of an insurance policy.

The premium rate changes discussed elsewhere in this document for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which is generally more competitively priced compared to renewal business.
The following tables set forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended September 30,
	2007				2006
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$53,040	21.5%	$24,207	$29,520	$54,116	24.3%	$24,566	$29,291

Specialty	95,627	38.9%	68,441	62,796	85,675	38.7%	52,923	45,234

Professional Liability	24,546	10.0%	14,447	14,184	22,848	10.3%	13,450	10,938

Other	4,845	2.0%	2,582	2,560	1,034	0.5%	249	31

Insurance Companies Total	178,058	72.4%	109,677	109,060	163,673	73.8%	91,188	85,494

Lloyd’s Operations:

Marine	50,060	20.3%	37,373	41,607	44,962	20.3%	23,743	29,126

Professional Liability	9,639	3.9%	8,692	4,587	9,015	4.1%	3,381	1,525

Other	8,204	3.4%	3,360	784	3,803	1.7%	725	(449)

Lloyd’s Operations Total	67,903	27.6%	49,425	46,978	57,780	26.1%	27,849	30,202

Intercompany elimination	—	0.0%	—	—	214	0.1%	—	—

Total	$245,961	100.0%	$159,102	$156,038	$221,667	100.0%	$119,037	$115,696

	Nine Months Ended September 30,
	2007				2006
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$205,296	24.9%	$105,453	$96,531	$209,928	28.5%	$101,891	$80,679

Specialty	289,383	35.2%	194,109	175,326	219,843	29.8%	136,246	121,133

Professional Liability	69,379	8.4%	41,406	40,555	65,164	8.8%	34,894	29,494

Other	21,434	2.6%	14,830	8,195	1,281	0.2%	246	28

Insurance Companies Total	585,492	71.1%	355,798	320,607	496,216	67.3%	273,277	231,334

Lloyd’s Operations:

Marine	183,661	22.3%	109,899	103,953	202,074	27.4%	107,026	99,029

Professional Liability	25,651	3.1%	18,201	9,498	16,104	2.1%	6,326	2,130

Other	28,567	3.5%	9,573	6,643	23,422	3.2%	5,082	1,466

Lloyd’s Operations Total	237,879	28.9%	137,673	120,094	241,600	32.7%	118,434	102,625

Intercompany elimination	—	0.0%	—	—	—	0.0%	—	—

Total	$823,371	100.0%	$493,471	$440,701	$737,816	100.0%	$391,711	$333,959

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for the first nine months of 2007 consisted of 31.4% marine liability, 20.9% offshore energy, 9.7% cargo, 7.4% transport, 10.5% protection and indemnity (P&I) and 8.3% bluewater hull with the remainder in several other marine related classes of business.
The marine gross written premium for the 2007 third quarter and nine month period decreased 2.0% and 2.2%, respectively, compared to the same periods in 2006 reflecting flattening or declining premium in several classes of business due to increased competitive market conditions. The average renewal premium rates during the 2007 third quarter decreased 1.7% and the nine month period was flat. We expect continuing pricing declines in 2007 for marine business, including offshore energy business, as additional capacity re-enters the marine market.
Specialty Premium. The gross written premium for the first nine months of 2007 consisted of 48.0% contractors liability business, 15.5% excess casualty business, 11.4% primary casualty business, 13.1% commercial middle markets business, 2.5% personal umbrella business and 9.5% other targeted commercial risks.
The specialty gross written premium for the 2007 third quarter and nine month period increased 11.6% and 31.6%, respectively, compared to the same periods in 2006 reflecting growth across all lines of business including premiums generated from our primary casualty business which started in the 2006 third quarter. The average renewal premium rates decreased by approximately 15.3% and 11.4% for the contractors liability business in the 2007 third quarter and nine month period, respectively. The recent premium rate decreases for the contractors liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue throughout 2007.
Professional Liability Premium. The gross written premium for the first nine months of 2007 consisted of 66.6% D&O liability coverage for privately held and publicly traded corporations, 26.0% professional liability coverage for lawyers and other professionals and 7.4% professional liability coverage for architects and engineers.
The professional liability gross written premium for the 2007 third quarter and nine month period increased 7.4% and 6.5%, respectively, compared to the same periods in 2006. The average overall renewal premium rates for the professional liability business decreased by approximately 5.8% and 6.6% in the 2007 third quarter and nine month period, respectively. D&O renewal premium rates, included in the overall professional liability rate change, also decreased by approximately 7.7% and 8.6% in the 2007 third quarter and nine month period, respectively. We anticipate continuing declines in 2007 pricing given the overall favorable industry underwriting results for this business.
Other Premium. The gross written premium for the 2007 third quarter and nine month period includes inland marine business and European property business written by the U.K. Branch, which were both started by the Company in 2006.
Lloyd’s Operations’ Gross Written Premium
Our gross written premium is based on the amount of Syndicate 1221’s stamp capacity that we provide. Our percentage of participation in the stamp capacity is 100% for both 2007 and 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £140.0 million ($278.2 million) in 2007 compared to £123.5 million ($224.8 million) in 2006.

Gross written premium increased 17.5% and net written premium increased 77.5% in the 2007 third quarter compared to the 2006 third quarter. Gross written premium and net written premium decreased approximately 1.5% and increased 16.2%, respectively, for the first nine months of 2007 compared to the same period in 2006. Commencing in 2007, advance premium has been excluded from gross written premium of our Lloyd’s Operations and deferred to future periods where it will be recorded in the quarterly periods which correspond to the applicable effective dates of the insurance policies. Advance premium represents gross written premium on bound policies with effective dates subsequent to the end of the quarter. Advance premiums of approximately $11.1 million were excluded from gross written premium for the nine months ended September 30, 2007, while advance premiums included in gross written premium for the nine months ended September 30, 2006 were approximately $4.2 million. The Lloyd’s Operations gross written premium for the three and nine months ended September 30, 2006 excluding advance premiums were $63.0 million and $237.4 million, respectively.
The 2007 advance premium amounts, net of commissions, have been included in other liabilities on the September 30, 2007 balance sheet. The inclusion of such amounts in gross written premium in 2006 and exclusion of such amounts in the 2007 gross written premium had no impact on revenues or net income for either accounting period since premiums are earned commencing with the effective date of an insurance policy.
Marine Premium. The gross written premium for the first nine months of 2007 consisted of 31.6% cargo and specie, 22.5% offshore energy and 18.4% marine liability with the remainder in several other marine related classes of business.
The marine gross written premium for the 2007 third quarter and nine month period increased 11.3% and decreased 9.1%, respectively, compared to the same periods in 2006. The changes were due to the combination of flattening or declining premium in several classes of business due to increased competitive market conditions and the timing of the recording of advance premium discussed above. The average renewal premium rates decreased approximately 3.3% for the 2007 third quarter and were flat for the nine month period. We expect overall flat to moderate declines in 2007 pricing for marine business, including offshore energy business, as additional capacity re-enters the marine market.
Professional Liability Premium. The gross written premium for the first nine months of 2007 consisted of 45% D&O liability coverage for privately held and publicly traded corporations and 55% professional liability coverage for lawyers and other professionals.
Other Premium. The gross written premium for the 2007 third quarter and nine month period consisted of European property business, and engineering and construction business which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of premium for onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.
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

The following tables set forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended September 30,
	2007		2006
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$28,833	54.4%	$29,550	54.6%
Specialty	27,186	28.4%	32,752	38.2%
Professional Liability	10,099	41.1%	9,398	41.1%
Other	2,263	NM	785	NM

Subtotal	68,381	38.4%	72,485	44.3%

Lloyd’s Operations:
Marine	12,687	25.3%	21,219	47.2%
Professional Liability	947	9.8%	5,634	62.5%
Other	4,844	59.0%	3,078	80.9%

Subtotal	18,478	27.2%	29,931	51.8%

Intercompany elimination	—	NM	214	NM

Total	$86,859	35.3%	$102,630	46.3%

NM = not meaningful

	Nine Months Ended September 30,
	2007		2006
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$99,843	48.6%	$108,037	51.5%
Specialty	95,274	32.9%	83,597	38.0%
Professional Liability	27,973	40.3%	30,270	46.5%
Other	6,604	30.8%	1,035	80.8%

Subtotal	229,694	39.2%	222,939	44.9%

Lloyd’s Operations:
Marine	73,762	40.2%	95,048	47.0%
Professional Liability	7,450	29.0%	9,778	60.7%
Other	18,994	66.5%	18,340	78.3%

Subtotal	100,206	42.1%	123,166	51.0%

Intercompany elimination	—	NM	—	NM

Total	$329,900	40.1%	$346,105	46.9%

NM = not meaningful
The ratios of total ceded written premium to gross written premium in the 2007 third quarter and nine month period were 35.3% and 40.1%, respectively, compared to the 2006 third quarter and nine month period ratios of 46.3% and 46.9%, respectively. The decrease in the ratio of ceded written premium to gross written premium for the three and nine months ended September 30, 2007 compared to the same periods in 2006 was due to a combination of the following factors:
•	Modest reductions in the amounts of marine reinsurance ceded on a pro rata basis by the Insurance Companies.

•
Reductions in the amount of business ceded on a pro rata basis by the Lloyd’s Operations coupled with reductions in reinsurer participation in our Syndicate 1221 stamp capacity. The 2007 third quarter ceded written premium of the Lloyd’s Operations was reduced by approximately $6.4 million for ceded written premium amounts that were over estimated in prior accounting periods mostly recorded during the six months ended 2007. The estimate change which results in a higher relationship of net premiums retained to gross written premium in the 2007 third quarter was not material to the current and prior quarterly accounting periods.

•
An increase in the proportion of specialty gross premiums, in which we retain a higher proportion of premium relative to our other lines, to the overall total amount. In addition, effective April 1, 2007, the Company increased its net retention from $500,000 to $1 million for the contractors liability business which reduced the amount of premium ceded. Somewhat offsetting retaining more contractors liability premium, the Company generally reinsures a large percentage of its new lines of business and increases its retention as the business matures over time.

•	Increases in our net retentions on the professional liability pro rata reinsurance treaty which renewed April 1, 2006. No changes to retentions occurred for the April 1, 2007 renewal.

Net Written Premium. Net written premium increased 33.7% and 26.0% in the 2007 third quarter and nine month period, respectively, compared to the same periods in 2006, primarily due to business expansion in the Navigators Insurance Company’s specialty business unit and the Lloyd’s Operations’ marine and professional liability businesses. In addition, the rate of growth in net written premium exceeds the rate of growth in gross written premium as we are retaining more of our business as discussed above.
Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 34.9% and 32.0% in the 2007 third quarter and nine month period, respectively, compared to the same periods in 2006, as a result of the increased net written premium discussed above.
Commission Income. Commission income from unaffiliated business was $0.1 million and $1.0 million in the 2007 third quarter and nine month period, respectively, compared to $0.6 million and $2.5 million in the 2006 third quarter and nine month period, respectively. The declines in the 2007 periods were primarily due to the elimination of the marine pool as of January 1, 2006 resulting in a decline in unaffiliated commission income from the pool.
Net Investment Income. Net investment income increased 22% and 25% in the 2007 third quarter and nine month period, respectively, compared to the same periods in 2006, due to the increase in invested assets as a result of the positive cash flow from operations.
Net Realized Capital Gains and Losses. Pre-tax net income included a net realized capital loss of $66,000 for the 2007 third quarter compared to a net realized capital loss of $151,000 for the 2006 third quarter. On an after-tax basis, the 2007 third quarter net realized capital loss was $49,000 or $0.00 per share compared to a net realized capital loss of $104,000 or $0.01 per share for the 2006 third quarter. Pre-tax net income included a net realized capital gain of $975,000 for the first nine months of 2007 compared to a net realized capital loss of $767,000 for the first nine months of 2006. On an after-tax basis, the net realized capital gain was $626,000 or $0.04 per share for the first nine months of 2007 compared to a net realized capital loss of $520,000 or $0.03 per share for the first nine months of 2006.
Other Income/(Expense). Other income/(expense) for the third quarters and first nine months of both 2007 and 2006 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to the specialty insurance business.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and LAE incurred to net earned premium (loss ratios) for the 2007 and 2006 third quarters were 56.4% and 55.7%, respectively, and 56.5% and 57.9% for the first nine months of 2007 and 2006, respectively. The loss ratios for the third quarter of 2007 and 2006 were favorably impacted by 7.8 and 5.1 loss ratio points, respectively, resulting from a redundancy of prior period loss reserves. The loss ratios for the first nine months of 2007 and 2006 were favorably impacted by 6.7 and 3.8 loss ratio points, respectively, also resulting from a redundancy of prior period loss reserves.
The 2007 third quarter and nine month loss ratios both included 1.3 loss ratio points for U.K. flood losses in the Insurance Companies property line of business and Lloyd’s marine line of business (principally cargo losses), respectively.

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table):

	September 30,	December 31,
	2007	2006
	($ in thousands)

Gross reserves for losses and LAE	$1,645,542	$1,607,555
Less: Reinsurance recoverable on unpaid losses and LAE reserves	837,545	911,439

Net loss and LAE reserves	$807,997	$696,116

The following tables set forth our net reported loss and LAE reserves and net IBNR reserves by segment and line of business as of September 30, 2007 and December 31, 2006 (a non-GAAP measure reconciled above):

	September 30, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$90,345	$100,760	$191,105	52.7%
Specialty
Construction liability	37,272	201,172	238,444	84.4%
All other liability	24,436	57,223	81,659	70.1%

Total Specialty	61,708	258,395	320,103	80.7%

Professional liability	21,820	46,299	68,119	68.0%
Other	12,615	12,402	25,017	49.6%

Total Insurance Companies	186,488	417,856	604,344	69.1%

Lloyd’s Operations:
Marine	81,582	91,688	173,270	52.9%
Other	8,464	21,919	30,383	72.1%

Total Lloyd’s Operations	90,046	113,607	203,653	55.8%

Total Company	$276,534	$531,463	$807,997	65.8%

	December 31, 2006
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$83,295	$96,098	$179,393	53.6%
Specialty
Construction liability	40,070	166,179	206,249	80.6%
All other liability	15,214	39,381	54,595	72.1%

Total Specialty	55,284	205,560	260,844	78.8%

Professional liability	14,013	37,558	51,571	72.8%
Other	9,867	9,432	19,299	48.9%

Total Insurance Companies	162,459	348,648	511,107	68.2%

Lloyd’s Operations:
Marine	77,621	95,876	173,497	55.3%
Other	3,103	8,409	11,512	73.0%

Total Lloyd’s Operations	80,724	104,285	185,009	56.4%

Total Company	$243,183	$452,933	$696,116	65.1%

The recoverable amounts above do not include $84.0 million and $108.9 million of reinsurance recoverable for paid losses at September 30, 2007 and December 31, 2006, respectively, of which $27.8 million and $66.6 million, respectively, related to the gross loss payments for Hurricanes Katrina and Rita.
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
Our overall reinsurance recoverable amounts for paid and unpaid losses have declined during 2007 as the Company continues to bill and collect its recoverables for Hurricanes Katrina and Rita loss payments and retains more of its business:

			Nine
	September 30,	December 31,	Month
	2007	2006	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$84,043	$108,878	$(24,835)
Unpaid losses and LAE reserves	837,545	911,439	(73,894)

Total	$921,588	$1,020,317	$(98,729)

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

While we have a significant amount of loss development data that is utilized by our actuaries to establish the IBNR loss reserves for our contractors liability business, there have been significant changes relating to this product and its market that could affect the applicability of our data. For example, one factor that may affect reserves and claim frequency is legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. There were approximately 1,062 contractors liability claims open at September 30, 2007 compared to 1,060 at December 31, 2006.
The professional liability business generates third-party claims which also are longer tail in nature. The professional liability policies mostly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. These claims often involve a lengthy litigation period after being reported. Our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Given the limited history of this business, the actuaries generally utilize industry data to initially establish IBNR loss reserves, which are subsequently adjusted based on actual and expected claim emergence as each underwriting year matures. There were approximately 1,047 professional liability claims open at September 30, 2007 compared to 944 at December 31, 2006.
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
The reserves for asbestos exposures at September 30, 2007 and December 31, 2006 are for: (i) the 2005 fourth quarter settlements of two large claims aggregating approximately $28 million for excess insurance policy limits exposed to class action suits against two insureds involved in the manufacturing or distribution of asbestos products, each settlement is being paid over a two year period that started in 2006; (ii) the 2004 settlement of a large claim approximating $25 million exposed to a class action suit which settlement is being paid over a seven year period that started in June 2005; (iii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iv) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated, which we believe are subject to uncertainties greater than those presented by other types of claims:

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$37,171	$56,838
Incurred losses & LAE	(91)	246
Calendar year payments	13,169	19,913

Ending gross reserves	$23,911	$37,171

Gross case loss reserves	$16,031	$29,291
Gross IBNR loss reserves	7,880	7,880

Ending gross reserves	$23,911	$37,171

Net of Reinsurance
Beginning net reserves	$21,381	$30,372
Incurred losses & LAE	1,870	229
Calendar year payments	5,816	9,220

Ending net reserves	$17,435	$21,381

Net case loss reserves	$9,732	$13,678
Net IBNR loss reserves	7,703	7,703

Ending net reserves	$17,435	$21,381

To the extent the Company incurs additional gross loss development for its historic asbestos exposure the Company’s allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Net loss development for gross asbestos exposure was not significant in the three and nine months ended September 30, 2007 or 2006.
At September 30, 2007, the ceded asbestos paid and unpaid recoverables were $15.9 million compared to $23.5 million at December 31, 2006. During the 2007 second quarter, the Company increased its provision for uncollectible reinsurance recoverables for asbestos losses by $1.6 million.
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
The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$319,230	$465,728
Incurred loss & LAE	(15,004)	—
Calendar year payments	115,885	146,498

Ending gross reserves	$188,341	$319,230

Gross case loss reserves	$75,938	$172,916
Gross IBNR loss reserves	112,403	146,314

Ending gross reserves	$188,341	$319,230

Net of Reinsurance
Beginning net reserves	$10,003	$19,408
Incurred loss & LAE	(1,154)	—
Calendar year payments	3,524	9,405

Ending net reserves	$5,325	$10,003

Net case loss reserves	$1,103	$3,628
Net IBNR loss reserves	4,222	6,375

Ending net reserves	$5,325	$10,003

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
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The ratios of commission expense to net earned premiums in the 2007 third quarter and nine month period were 12.6% and 12.3%, respectively, compared to 11.9% and 12.3% for the comparable periods in 2006.
Other Operating Expenses. The 23.0% and 35.7% increases in other operating expenses in the 2007 third quarter and nine month period compared to the same periods in 2006 were attributable primarily to employee-related expenses resulting from expansion of the business and investments in technology to support this growth. Included in other operating expenses for the three and nine months ended September 30, 2007 were $1.6 million and $4.9 million, respectively, in the aggregate for employee stock options, stock grants and stock appreciation rights expense compared to $2.6 million and $4.4 million for the comparable periods in 2006.

Income Taxes. The income tax expense was $11.5 million and $8.5 million for the third quarters of 2007 and 2006, respectively, resulting in effective tax rates of 31.4% and 31.8%, respectively. The income tax expense was $32.2 million and $24.9 million for the first nine months of 2007 and 2006, respectively, resulting in effective tax rates of 31.8% and 32.4%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of September 30, 2007 and December 31, 2006, the net deferred Federal, foreign, state and local tax assets were $31.4 million and $30.4 million, respectively.
We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charge on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations. These earnings are subject to taxes under U.K. tax regulations currently at a 30% rate. A finance bill was enacted in the U.K. on July 19, 2007 that reduces the U.K. corporate tax rate from 30% to 28% effective April 1, 2008. The effect of such tax rate change was not material to the Company’s financial statements.
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $42.6 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $6.7 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $7.4 million and $6.0 million at September 30, 2007 and December 31, 2006, respectively. Included in the deferred tax assets are net operating loss carryforwards of $3.8 million and $4.8 million at September 30, 2007 and December 31, 2006, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at September 30, 2007 expire from 2019 to 2027.
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

Segment Information
The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies and the Parent Company’s expenses and related income tax amounts.
We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premium, net losses and loss adjustment expenses, commission expense, other operating expenses and commission income and other income (expense). The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
Following are the financial results of the Company’s two underwriting segments.
Insurance Companies
Our Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and Navigators Specialty Insurance Company. Navigators Insurance Company, our largest insurance subsidiary, has been active since 1983. It specializes principally in underwriting marine insurance and related lines of business, specialty liability insurance and professional liability insurance. Navigators Specialty Insurance Company, a wholly owned subsidiary of Navigators Insurance Company, began operations in 1990. It underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Navigators Agencies produce business for the Insurance Companies.

Following are the results of operations for the Insurance Companies for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Gross written premium	$178,058	$163,673	$585,492	$496,216
Net written premium	109,677	91,188	355,798	273,277

Net earned premium	109,060	85,494	320,607	231,334
Net losses and LAE	(59,816)	(47,926)	(184,881)	(135,556)
Commission expense	(13,086)	(9,889)	(38,072)	(24,925)
Other operating expenses	(21,157)	(16,697)	(60,983)	(44,096)
Commission income and other income (expense)	304	661	889	2,661

Underwriting profit	15,305	11,643	37,560	29,418

Net investment income	14,816	12,345	42,910	34,778
Net realized capital gains (losses)	41	(29)	1,118	(329)

Income before income taxes	30,162	23,959	81,588	63,867

Income tax expense	9,193	7,658	25,267	20,442

Net income	$20,969	$16,301	$56,321	$43,425

Loss and LAE ratio	54.8%	56.1%	57.7%	58.6%
Commission expense ratio	12.0%	11.6%	11.9%	10.8%
Other operating expense ratio (1)	19.1%	18.8%	18.7%	17.9%

Combined ratio	85.9%	86.5%	88.3%	87.3%

(1)	Includes other operating expenses and commission income and other income (expense).

Following are the underwriting results of the Insurance Companies for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit/(Loss)	Loss	Expense	Total

Marine	$29,520	$19,239	$9,767	$514	65.2%	33.1%	98.3%
Specialty	62,796	30,153	17,338	15,305	48.0%	27.6%	75.6%
Professional Liability	14,184	8,764	5,217	203	61.8%	36.8%	98.6%
Other	2,560	1,660	1,617	(717)	NM	NM	NM

Total	$109,060	$59,816	$33,939	$15,305	54.8%	31.1%	85.9%

	Three Months Ended September 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit/(Loss)	Loss	Expense	Total

Marine	$29,291	$17,064	$8,696	$3,531	58.3%	29.7%	88.0%
Specialty	45,234	24,216	13,713	7,305	53.5%	30.3%	83.8%
Professional Liability	10,938	6,417	3,615	906	58.7%	33.1%	91.8%
Other	31	229	(99)	(99)	NM	NM	NM

Total	$85,494	$47,926	$25,925	$11,643	56.1%	30.4%	86.5%

	Nine Months Ended September 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total

Marine	$96,531	$57,116	$28,488	$10,927	59.2%	29.5%	88.7%
Specialty	175,326	95,226	49,869	30,231	54.3%	28.4%	82.7%
Professional Liability	40,555	24,989	14,870	696	61.6%	36.6%	98.2%
Other	8,195	7,550	4,939	(4,294)	NM	NM	NM

Total	$320,607	$184,881	$98,166	$37,560	57.7%	30.6%	88.3%

	Nine Months Ended September 30, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Combined Ratio
	Premium	Incurred	Expenses	Profit(Loss)	Loss	Expense	Total

Marine	$80,679	$47,609	$22,038	$11,032	59.0%	27.3%	86.3%
Specialty	121,133	69,177	35,312	16,644	57.1%	29.2%	86.3%
Professional Liability	29,494	18,715	9,076	1,703	63.5%	30.8%	94.3%
Other	28	55	(66)	39	NM	NM	NM

Total	$231,334	$135,556	$66,360	$29,418	58.6%	28.7%	87.3%

Net earned premium of the Insurance Companies increased 27.6% and 38.6% in the 2007 third quarter and nine month period compared to the same periods in 2006 reflecting business expansion in the specialty and professional liability business units coupled with increased retention of the business written, partially offset by the effect of premium rate changes on renewal policies on certain lines of business. The average renewal marine and energy premium rates decreased approximately 1.7% during the 2007 third quarter and were flat for the nine month period.
Excluding the 2005 Hurricane Losses, underwriting results generally reflect the favorable industry market conditions over the last three to four years coupled with satisfactory loss trends in the aforementioned periods. The 2007 third quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $11.0 million or 10.1 loss ratio points. The 2006 third quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $4.9 million or 5.7 loss ratio points. The loss ratio for the first nine months of 2007 was favorably impacted by prior period loss reserve redundancies of $22.2 million or 6.9 loss ratio points. The loss ratio for the first nine months of 2007 includes 0.6 loss ratio points or $2.0 million of 2007 second quarter U.K. flood losses for European property business recorded in the other line of business. The loss ratio for the first nine months of 2006 was favorably impacted by prior period loss reserve redundancies of $9.3 million or 4.0 loss ratio points.
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, was 4.5% for both the 2007 third quarter and nine month period, compared to 4.7% and 4.6% for the comparable 2006 periods. The average duration of our Insurance Companies’ invested assets at September 30, 2007 was 4.6 years compared to 4.4 years at September 30, 2006. Net investment income increased in the 2007 third quarter and nine month period compared to the same periods in 2006 primarily due to the positive cash flows resulting in a larger investment portfolio including the statutory surplus contribution of $100 million from the net proceeds of our April 2006 7% Senior Notes offering.

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
Syndicate 1221 has stamp capacity of £140.0 million ($278.2 million) in 2007 compared to £123.5 million ($224.8 million) in 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. The Company participates for 100% of Syndicate 1221’s capacity for both the 2007 and 2006 underwriting years.
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
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the September 30, 2007 exchange rate of £1 equals $2.04 and in the event of a maximum 3% assessment, the Company would be assessed approximately $8.6 million. In addition, beginning with the 2005 underwriting year, Lloyd’s added a second tier of assets to the existing central fund. This second tier was being built up through a compulsory interest bearing loan to the Society of Lloyd’s from the Lloyd’s members based on the stamp capacity of each syndicate for the respective underwriting year. The funds were invested in assets eligible for Society of Lloyd’s solvency. At June 30, 2007, the Company had $5.9 million of assets loaned to this fund which were repaid during the 2007 third quarter from a bond offering completed by Lloyd’s in September 2007.

Following are the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Gross written premium	$67,903	$57,780	$237,879	$241,600
Net written premium	49,425	27,849	137,673	118,434

Net earned premium	46,978	30,202	120,094	102,625
Net losses and LAE	(28,203)	(16,530)	(64,069)	(57,644)
Commission expense	(6,590)	(3,880)	(16,353)	(16,173)
Other operating expenses	(6,745)	(5,986)	(21,816)	(16,922)
Commission income and other income (expense)	111	(906)	96	(850)

Underwriting profit	5,551	2,900	17,952	11,036

Net investment income	2,609	1,774	7,167	5,448
Net realized capital gains (losses)	(107)	(122)	(143)	(438)

Income before income taxes	8,053	4,552	24,976	16,046

Income tax expense	2,877	1,627	8,806	5,650

Net income	$5,176	$2,925	$16,170	$10,396

Loss and LAE ratio	60.0%	54.7%	53.3%	56.2%
Commission expense ratio	14.0%	12.8%	13.6%	15.8%
Other operating expense ratio (1)	14.1%	22.8%	18.1%	17.3%

Combined ratio	88.1%	90.3%	85.0%	89.3%

(1)	Includes other operating expenses and commission income and other income (expense).
The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004. Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business. The average renewal marine and energy premium rates decreased approximately 3.3% during the 2007 third quarter and were flat for the nine month period.
The 2007 third quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $1.2 million or 2.5 loss ratio points. The 2006 third quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $1.1 million or 3.6 loss ratio points. The loss ratio for the first nine months of 2007 was favorably impacted by prior period loss reserve redundancies of $7.4 million or 6.2 loss ratio points. The loss ratio for the first nine months of 2006 was favorably impacted by prior period loss reserve redundancies of $3.4 million or 3.3 loss ratio points.

The loss ratio for the 2007 third quarter and nine month period includes 4.2 and 3.0 loss ratio points or $2.0 million and $3.6 million, respectively, for the 2007 second and third quarters U.K. flood losses related to European property business and marine cargo business.
The increases in other operating expenses in the 2007 third quarter and nine month period compared to the same periods in 2006 were attributable primarily to the increase in employee-related expenses, investments in technology, the increase in the average foreign exchange rates used to convert British sterling to U.S. dollars and an increase in the Lloyd’s related expenses.
The approximate annualized pre-tax yields on the Lloyd’s Operations investment portfolio, excluding net realized capital gains and losses, were 3.6% for both the 2007 third quarter and nine month period, compared to 3.2% for both of the comparable 2006 periods. The average duration of our Lloyd’s Operations invested assets at September 30, 2007 was 1.4 years compared to 1.2 years at September 30, 2006. Net investment income increased in the 2007 third quarter and nine month period compared to the same periods in 2006 primarily due to the positive cash flows resulting in a larger investment portfolio.
Off-Balance Sheet Transactions
There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2006 Annual Report on Form 10-K.
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2006 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.6 billion at both September 30, 2007 and December 31, 2006. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in the Notes to Interim Consolidated Financial Statements, included herein:

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

The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed income portfolio rated below “A-” but no lower than “BBB-” by Standard & Poor’s (“S&P”) or below “A3” but no lower than “Baa3” by Moody’s Investors Service (“Moody’s”) shall not exceed 10% of the total of fixed income and short-term investments. Securities rated below “BBB-” by S&P or below “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, can not exceed 5% of consolidated stockholders’ equity. Investments in equity securities that are actively traded on major U.S. stock exchanges can not exceed 20% of consolidated stockholders’ equity. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.
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
The following tables set forth our cash and investments as of September 30, 2007 and December 31, 2006:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
September 30, 2007	Value	Gains	(Losses)	Cost
		($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$205,074	$1,697	$(1,381)	$204,758
States, municipalities and political Subdivisions	498,186	3,612	(1,803)	496,377
Mortgage- and asset-backed securities (excluding GNMAs)	541,847	1,141	(6,132)	546,838
Corporate bonds	209,577	1,525	(2,433)	210,485

Total fixed maturities	1,454,684	7,975	(11,749)	1,458,458

Equity securities — common stocks	63,858	7,559	(1,398)	57,697

Cash	4,906	—	—	4,906

Short-term investments	215,117	—	—	215,117

Total	$1,738,565	$15,534	$(13,147)	$1,736,178

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006	Value	Gains	(Losses)	Cost
		($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$206,214	$972	$(2,086)	$207,328
States, municipalities and political Subdivisions	361,859	2,719	(2,345)	361,485
Mortgage- and asset-backed securities (excluding GNMAs)	489,556	939	(4,488)	493,105
Corporate bonds	201,088	1,672	(1,950)	201,366

Total fixed maturities	1,258,717	6,302	(10,869)	1,263,284

Equity securities — common stocks	37,828	6,297	(348)	31,879

Cash	2,404	—	—	2,404

Short-term investments	176,961	—	—	176,961

Total	$1,475,910	$12,599	$(11,217)	$1,474,528

At September 30, 2007 and December 31, 2006, all fixed-maturity and equity securities held by us were classified as available-for-sale.
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
When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first nine months of 2007 or 2006.
At September 30, 2007, the average quality of the investment portfolio as rated by S&P and Moody’s was AA/Aa with an average duration of 4.1 years. All of the Company’s mortgage-backed and asset-backed securities, except for $1.2 million, are rated AAA/Aaa by S&P and Moody’s, and the Company does not own any collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s) or asset backed commercial paper.
At September 30, 2007, the Company had $486,000 of mortgage-backed securities with subprime mortgage exposures. The securities are rated AAA/Aaa and have an effective maturity of 0.5 years. We also own four mortgage-backed securities totaling $12,643,000 at September 30, 2007 classified as Alt A which is a credit category between prime and subprime. The Alt A bonds, also rated AAA/Aaa, have an effective maturity of 2.4 years. The Company is receiving principal and/or interest payments on all these securities and believes such amounts are fully collectible.
The following table summarizes all securities in an unrealized loss position at September 30, 2007 and December 31, 2006, showing the aggregate fair value and gross unrealized loss by the length of time those securities had been continuously in an unrealized loss position:

	September 30, 2007		December 31, 2006
	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Loss	Value	Loss
		($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$4,417	$10	$34,085	$586
7-12 Months	16,741	250	20,806	86
> 12 Months	43,490	1,121	69,424	1,414

Subtotal	64,648	1,381	124,315	2,086

States, municipalities and political subdivisions
0-6 Months	44,938	277	57,747	316
7-12 Months	53,709	289	6,661	80
> 12 Months	107,220	1,237	118,917	1,949

Subtotal	205,867	1,803	183,325	2,345

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	109,219	547	174,270	921
7-12 Months	142,789	2,370	10,444	65
> 12 Months	158,289	3,215	184,515	3,502

Subtotal	410,297	6,132	369,229	4,488

Corporate bonds
0-6 Months	48,968	787	27,719	185
7-12 Months	13,041	466	15,503	224
> 12 Months	65,437	1,180	66,014	1,541

Subtotal	127,446	2,433	109,236	1,950

Total Fixed Maturities	$808,258	$11,749	$786,105	$10,869

Equity securities — common stocks
0-6 Months	$17,223	$1,257	$3,265	$158
7-12 Months	905	128	800	72
> 12 Months	304	13	782	118

Total Equity Securities	$18,432	$1,398	$4,847	$348

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at September 30, 2007. Some of the securities are not rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$10,956	93%	$770,130	95%
2	BBB	Baa	785	7%	37,884	5%
3	BB	Ba	8	—	244	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

	Total		$11,749	100%	$808,258	100%

At September 30, 2007, all of the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade except for one bond with an unrealized loss of $8,000. Investment grade is defined as a security having a NAIC rating of 1 or 2, an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.
The scheduled maturity dates for fixed maturity securities in an unrealized loss position at September 30, 2007 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$123	1%	$27,115	3%
Due after one year through five years	1,506	13%	141,102	17%
Due after five years through ten years	1,653	14%	102,022	13%
Due after ten years	2,335	20%	127,722	16%
Mortgage- and asset-backed securities	6,132	52%	410,297	51%

Total fixed income securities	$11,749	100%	$808,258	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.7 years.

Our realized capital gains and losses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands)

Fixed maturities:
Gains	$23	$8	$500	$349
(Losses)	(816)	(198)	(1,535)	(1,605)

	(793)	(190)	(1,035)	(1,256)

Equity securities:
Gains	888	41	2,285	525
(Losses)	(161)	(2)	(275)	(36)

	727	39	2,010	489

Net realized capital gains (losses)	$(66)	$(151)	$975	$(767)

The following table details realized losses in excess of $250,000 from sales and impairments during the first nine months of 2007 and 2006 and the related circumstances giving rise to the loss:

							# of Months
							Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	September 30, 2007	(Loss)	Amortized Cost
($ in thousands)
Nine months ended September 30, 2007 and 2006:

CAPMARK Financial GP (1)	8/22/2007	$1,614	($330)	—	—	—	—
TIPS (2)	3/31/2007	$5,823	($335)	—	—	—	—
TIPS (2)	3/31/2006	$15,418	($305)	—	—	—	—

(1)	CAPMARK Financial Group securities were sold due to credit concerns.

(2)	Treasury inflation protection securities (TIPS) were sold during the 2007 and 2006 and first quarters due to the widening breakeven yield spread between TIPS and Treasuries.
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
Liquidity and Capital Resources
Cash flows from operations were $231.3 million and $88.1 million for the nine months ended September 30, 2007 and 2006, respectively. The positive operating cash flow was primarily due to the increase in net written premium, collected investment income, decrease in reinsurance recoverable on paid losses and fewer paid losses relating to the 2005 hurricanes. Operating cash flow was used primarily to acquire additional investment assets.
Investments and cash increased to $1.7 billion at September 30, 2007 from $1.5 billion at December 31, 2006. The increase was due to the positive cash flow from operations. Net investment income was $18.0 million and $14.7 million for the three months ended September 30, 2007 and 2006, respectively, and $51.5 million and $41.2 million for the nine months ended September 30, 2007 and 2006, respectively.
The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.3% and 4.5% for the 2007 and 2006 third quarters, respectively. The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.4% for both the 2007 and 2006 nine month periods. As of September 30, 2007 and December 31, 2006, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
At September 30, 2007, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s. We believe that we have limited exposure to credit risk since, the entire fixed maturity investment portfolio, except for $244,000, consists of investment grade bonds. At September 30, 2007, our portfolio had an average maturity of 5.3 years and duration of 4.1 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.
We have a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the facility from $115 million to $180 million and to increase the line of credit under the facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If, at that time, the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British pounds. At September 30, 2007, letters of credit with an aggregate face amount of $108.1 million were issued under the credit facility. The line of credit was unused at September 30, 2007.
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy backs, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through September 30, 2007. We were in compliance with all covenants at September 30, 2007.

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
Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. Recoverable amounts at September 30, 2007 are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.
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
At September 30, 2007, the ceded asbestos paid and unpaid recoverables were $15.9 million compared to $23.5 million at December 31, 2006. Of such amounts at September 30, 2007, $9.0 million was due from Equitas. In November 2006, the Company filed an arbitration demand against Equitas for paid losses recoverable on settled asbestos claims. The approximate ceded paid and unpaid recoverable amounts relating to the arbitration is $2.7 million. See Part II Item 1 “Legal Proceedings”, for a discussion of the arbitration. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2007 and December 31, 2006, our capital resources were as follows:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Senior debt	$123,644	$123,560
Stockholders’ equity	626,476	551,343

Total capitalization	$750,120	$674,903

Ratio of debt to total capitalization	16.5%	18.3%

The Company completed its public offering of senior debt on April 17, 2006 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company. The increase in stockholders’ equity in 2007 was primarily due to 2007 nine month net income of $69.1 million.
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
On October 29, 2007 the Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Repurchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of the repurchase transactions under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.
We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. Since the issuance of the senior debt in April 2006, the holding company cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments and any stock repurchases will be made from a combination of funds currently at the Parent Company, dividends from its subsidiaries or the $20 million line of credit. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2006 surplus of Navigators Insurance Company the approximate remaining maximum amount available at September 30, 2007 for the payment of dividends by Navigators Insurance Company during 2007 without prior regulatory approval was $56.7 million. Navigators Insurance Company declared a $2.0 million dividend in each of the first, second and third quarters of 2007. No dividends were declared or paid by Navigators Insurance Company during 2006.

Condensed Parent Company balance sheets as of September 30, 2007 (unaudited) and December 31, 2006 are shown in the table below:

	September 30,	December 31,
	2007	2006
	($ in thousands)

Cash and investments	$43,684	$32,308
Investments in subsidiaries	701,369	634,299
Goodwill and other intangible assets	2,534	2,534
Other assets	8,428	12,939

Total assets	$756,015	$682,080

Accounts payable and other liabilities	$1,150	$1,590
Accrued interest payable	3,646	1,458
Deferred compensation payable	1,099	4,129
7% Senior Notes due May 1, 2016	123,644	123,560

Total liabilities	129,539	130,737

Stockholders’ equity	626,476	551,343

Total liabilities and stockholders’ equity	$756,015	$682,080

At September 30, 2007, approximately $5.0 million of investments are held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback period expires.
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

The Navigators Group, Inc.
(Registrant)

Date: October 31, 2007	/s / Paul J. Malvasio Paul J. Malvasio
Executive Vice President
and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

*	Included herein.