Form 10-K
period 2007-12-31
NAVIGATORS GROUP INC
filed 2008-02-21
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from        to        .

Commission File No. 0-15886
THE NAVIGATORS GROUP, INC.
(Exact name of the Registrant as specified in its charter)

DELAWARE	13-3138397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE PENN PLAZA, New York, New York	10119
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 244-2333

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of each exchange on which registered:
Common Stock, $.10 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2007 was $726,934,000.

The number of common shares outstanding as of February 8, 2008 was 16,876,174.

Documents Incorporated by reference
Portions of the Company’s 2008 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are ”forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the ”Risk Factors” section of this Form 10-K as well as:

•	the effects of domestic and foreign economic conditions, and conditions which affect the market for property and casualty insurance;
•	changes in the laws, rules and regulations which apply to our insurance companies;
•	the effects of emerging claim and coverage issues on our business, including adverse judicial or regulatory decisions and rulings;
•	the effects of competition from banks and other insurers and the trend toward self-insurance;
•	risks that we face in entering new markets and diversifying the products and services we offer;
•	unexpected turnover of our professional staff;
•	changing legal and social trends and inherent uncertainties in the loss estimation process that can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables, including our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;
•	risks inherent in the collection of reinsurance recoverable amounts from our reinsurers over many years into the future based on the reinsurers’ financial ability and intent to meet such obligations to the Company;
•	risks associated with our continuing ability to obtain reinsurance covering our exposures at appropriate prices and/or in sufficient amounts and the related recoverability of our reinsured losses;
•	weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers, including, without limitation, the impact of Hurricanes Katrina, Rita and Wilma and the possibility that our estimates of losses from Hurricanes Katrina, Rita and Wilma will prove to be materially inaccurate;
•	our ability to attain adequate prices, obtain new business and retain existing business consistent with our expectations and to successfully implement our business strategy during “soft” as well as “hard” markets;
•	our ability to maintain or improve our ratings to avoid the possibility of downgrades in our claims-paying and financial strength ratings significantly adversely affecting us, including reducing the number of insurance policies we write generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;
•	the inability of our internal control framework to provide absolute assurance that all incidents of fraud or unintended material errors will be detected and prevented;
•	changes in accounting principles or policies or in our application of such accounting principles or policies;
•	the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and
•	other risks that we identify in future filings with the Securities and Exchange Commission.
In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-K may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.
The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see ”Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

PART I

Item 1. Description of Business

General
The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries are prepared on the basis of U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods along with related disclosures. The terms “we”, “us”, “our” and “the Company” as used herein mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors’ liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and, our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.

Marine Insurance
Our marine insurance business is underwritten both through our Insurance Companies and our Lloyd’s Operations. Navigators Insurance Company obtained marine business through participation with other unaffiliated insurers in a marine insurance pool managed by the Navigators Agencies which are wholly-owned insurance agency subsidiaries of the Company. Commencing with the 2006 underwriting year, the marine pool was eliminated and, therefore, substantially all of the marine business generated by the Navigators Agencies for the marine pool is exclusively for Navigators Insurance Company. Navigators Insurance Company’s net participation in the marine pool for the 2005 underwriting year was 85%.
Within Navigators Insurance Company’s marine business, there are a number of different product lines. The largest is marine liability, which protects business from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We insure the physical damage to offshore oil platforms along with other offshore operations related to oil exploration and production. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. During 2004, our U.K. Branch commenced writing primary marine P&I, or protection and indemnity business. This complements our marine liability business, which is generally written above the primary layer on an excess basis. Commencing in 2005 we also began to insure customs bonds.
We participate in the marine and related insurance lines of the Lloyd’s market through NUAL, which manages Syndicate 1221. Navigators provided 100% of Syndicate 1221’s capacity for the 2007 and 2006 underwriting years through its wholly-owned subsidiaries, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Navigators provided 97.5% of Syndicate 1221’s capacity for the 2005 underwriting year. We purchased the remaining 2.5% of Syndicate 1221’s capacity in 2005 which gave us the ability to provide 100% of Syndicate 1221’s capacity in the 2006 and subsequent underwriting years. Our share of the premiums, losses and expenses from Syndicate 1221 is included in our consolidated results. The largest product line within our Lloyd’s marine business is currently cargo and specie, and the other significant product lines include marine liability, offshore energy, bluewater hull, and assumed reinsurance of other marine insurers on an excess of loss basis. Our regional agency operation, Navigators Underwriting Limited, generates cargo and engineering business primarily in the Manchester area of England, which is not traditionally served by Lloyd’s. In January 2005, we formed Navigators NV, a wholly-owned subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and produces transport liability, cargo and marine liability business on behalf of Syndicate 1221. In late 2005, Navigators NV began to produce similar business for Navigators Insurance Company. We established a Coral Gables, Florida office in 2007 to write marine and energy business in Latin America.
Beginning with the 2006 underwriting year, the Navigators Agencies are reimbursed for their costs by the Insurance Companies and the Lloyd’s Operations. For the 2005 and prior underwriting years, the Navigators Agencies, which produced business for the marine pool, received management fee commissions on the gross marine premium earned and are entitled to receive a 20% profit commission on the net underwriting profits of the pool. The Navigators Agencies received management fee commissions equal to 8.75% of the gross premium earned on marine business written by the pool for the 2005 underwriting year and 7.5% for the prior underwriting years. The Navigators Agencies’ offices writing marine business for Navigators Insurance Company are located in major insurance or port locations in Chicago, Houston, London, New York, San Francisco and Seattle. In addition NUAL, a Navigators Agency located in London, which manages Syndicate 1221, had received expense reimbursement and a profit commission for underwriting years prior to 2006.

Specialty
Navigators Specialty, a division of one of the Navigators Agencies, was acquired in 1999 and primarily writes general liability insurance focusing on small general and artisan contractors and other targeted commercial risks. We have developed underwriting and claims expertise which we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverages provided to larger contractors who work on condominiums, cooperative developments and other large housing developments. Consistent with our approach of emphasizing underwriting profit over market share, we direct our capacity to small to medium-sized general contractors as well as artisan contractors. Commencing in 2005, we expanded our product line in this area by writing a limited number of construction wrap-up policies which are general liability policies for owners and developers of larger residential homes.
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
Navigators Specialty also provides general liability insurance for the hospitality business which includes liquor law liability coverage for commercial establishments such as bars, restaurants and night clubs and commenced writing a limited amount of first party personal lines business. On May 17, 2006, the Company announced the establishment of a Primary Casualty Division focusing on primary casualty business produced by wholesale insurance brokers. The Primary Casualty Division writes construction business east of the Rocky Mountains and non-construction risks nationwide.
In May 24, 2007, the Company announced the establishment of a Specialty Program Division. The division focuses on developing portfolios in a variety of specialty industry niches produced through program administrators. Products that the division expects to underwrite include property, general liability and commercial automobile insurance.

Professional Liability
We commenced underwriting professional liability insurance in the fourth quarter of 2001 after attracting a team of experienced professionals. This business is produced through Navigators Pro, a division of one of the Navigators Agencies. Our principal product in this division is directors and officers liability insurance, which we offer for both privately held and small to mid-size publicly traded corporations. With respect to public corporations, we currently target corporations with a market capitalization of $2 billion or less for this business. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability insurance clients. In 2002, we began offering employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers professional liability is law firms comprised of 150 or fewer attorneys. Our U.K. Branch began writing professional liability coverages for U.K. solicitors in October 2004 and exited this business in 2007. In 2005, we commenced writing professional liability coverages for architects and engineers in our Insurance Companies and international directors and officer liability business in our Lloyd’s Operations.

Engineering and Construction
The Lloyd’s Operations write engineering and construction business consisting of coverage for construction projects including damage to machinery and equipment and loss of use due to delays. We believe this coverage, together with the cargo coverage related to the project provided through our Lloyd’s Operations’ marine business unit, provides our policyholders with risk management protection for key exposures throughout a project’s construction and operation.

Onshore Energy
The Lloyd’s Operations also write onshore energy insurance which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.

Inland Marine
On May 9, 2006, the Company announced the establishment of an Inland Marine Division of Navigators Insurance Company focusing on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, fine arts, computer equipment and motor truck cargo.

European Property Business
On October 10, 2006, the Company announced the establishment of a U.K. based property team to generate specialty business lines in the U.K. and throughout Europe. The team’s focus is on U.K. property-related commercial lines in targeted business sectors. The business is written by Syndicate 1221 and by the U.K. Branch of Navigators Insurance Company.

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
We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“S&P”) of ”A” or better, or an equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which was recently combined with our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.
The credit quality distribution of the Company’s reinsurance recoverables of $1.09 billion at December 31, 2007 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A.M. Best was as follows:

A.M. Best	Rating	Recoverable	Percent
Rating (1)	Description	Amounts	to Total

	($ millions)

A++, A+	Superior	$637.4	59%
A, A−	Excellent	408.3	38%
B++, B+	Very good	3.0	0	%(2)
NR	Not rated	36.6	3	%(2)

Total		$1,085.3	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.
(2)	The Company holds offsetting collateral of approximately 33% for B++ and B+ companies and 92% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium (constituting approximately 76.2% of our total recoverables) together with the collateral held by us at December 31, 2007, and the reinsurers’ financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral(1)	Rating &
Reinsurer	Premium	Losses	Total	Held	Rating Agency

	($ in millions)

Swiss Reinsurance America Corporation	$20.5	$95.6	$116.1	$13.6	A+	AMB	(2)
Folksamerica Reinsurance Company	21.0	88.7	109.7	45.7	A−	AMB
General Reinsurance Corporation	7.1	89.7	96.8	—	A++	AMB
Everest Reinsurance Company	14.6	40.4	55.0	7.5	A+	AMB
National Indemnity Company	11.6	37.8	49.4	11.3	A++	AMB
Transatlantic Reinsurance Company	15.6	33.3	48.9	9.5	A+	AMB
Munich Reinsurance America Inc.	9.8	32.1	41.9	11.5	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	6.2	33.6	39.8	8.6	A+	AMB
Swiss Reinsurance Company (UK) Ltd.	5.7	30.7	36.4	8.1	A+	AMB
Platinum Underwriters Re	5.8	27.7	33.5	3.5	A	AMB
Arch Reinsurance Company	3.8	25.3	29.1	1.0	A	AMB
Partner Reinsurance Company of the U.S.	6.1	21.9	28.0	3.9	A+	AMB
Scor Holding (Switzerland) AG	5.8	20.1	25.9	4.5	A−	AMB
Federal Insurance Co.	5.7	15.6	21.3	5.6	A++	AMB
Berkley Insurance Company	11.4	9.5	20.9	5.6	A+	AMB
Arch Reinsurance Limited	5.5	12.0	17.5	17.0	A	AMB
Allianz Global Corporate & Specialty AG	—	16.1	16.1	2.9	A+	AMB
Hannover Ruckversicherung	1.4	13.2	14.6	1.3	A	AMB
Ace Property and Casualty Insurance Company	2.3	11.9	14.2	0.5	A+	AMB
National Liability & Fire Insurance Company	0.1	12.3	12.4	—	A++	AMB

Top 20 Total	160.0	667.5	827.5	161.6
All Other	29.0	228.8	257.8	91.5

Total	$189.0	$896.3	$1,085.3	$253.1

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.
(2)	A.M. Best

The largest portion of the Company’s collateral consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. Such regulation requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counter-party to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counter-party bank in the event such counter-party bank becomes unqualified and the reinsurer experiences significant financial deterioration or becomes insolvent. Under such circumstances, the Company could incur a substantial loss from uncollectible reinsurance from such reinsurer.
Approximately $167.7 million and $375.8 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2007 and 2006, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
Also included in reinsurance recoverable for paid and unpaid losses is approximately $10.5 million due from reinsurers in connection with our asbestos exposures of which $6.2 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account). The remaining reinsurance recoverable amounts for asbestos losses are due from various domestic and international reinsurers with no one balance greater than $0.6 million due from a single reinsurer.

Loss Reserves
Insurance companies and Lloyd’s syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. Loss reserves consist of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported losses (“IBNR”). These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses (“LAE”) for insurance companies such as Navigators Insurance Company and Navigators Specialty Insurance Company, and Lloyd’s corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd., is dependent upon the receipt of information from insureds, brokers and agents. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to Navigators Insurance Company, Navigators Specialty Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.
Loss reserves are established by our Insurance Companies and Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information and in part on the basis of industry experience. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.
Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Based on this review, we make a best estimate of our ultimate liability. We do not establish a range of loss estimates around the best estimate we use to establish our reserves and loss adjustment expenses. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.
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

The following table presents an analysis of losses and loss adjustment expenses for each year in the three-year period ended December 31, 2007:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Net reserves for losses and LAE at beginning of year	$696,116	$578,976	$463,788

Provision for losses and LAE for claims occurring in the current year	387,601	287,401	239,436
(Decrease) in estimated losses and LAE for claims occurring in prior years	(47,009)	(17,214)	(3,781)

Incurred losses and LAE	340,592	270,187	235,655

Losses and LAE paid for claims occurring during:
Current year	(46,467)	(19,710)	(23,486)
Prior years	(142,938)	(133,337)	(96,981)

Losses and LAE payments	(189,405)	(153,047)	(120,467)

Net reserves for losses and LAE at end of year	847,303	696,116	578,976

Reinsurance receivables on unpaid losses and LAE	801,461	911,439	979,015

Gross reserves for losses and LAE at end of year	$1,648,764	$1,607,555	$1,557,991

The segment and line of business breakdown of prior years’ net reserve deficiency (redundancy) were as follows:

	Year Ended December 31,
	2007	2006	2005

	($ in thousands)

Insurance Companies
Marine	$(10,695)	$(4,800)	$1,912
Specialty	(12,091)	(6,060)	875
Professional Liability	(10,365)	(1,223)	(3,045)
Other	(645)	(649)	(2,324)

Subtotal Insurance Companies	(33,796)	(12,732)	(2,582)
Lloyd’s Operations	(13,213)	(4,482)	(1,199)

Total	$(47,009)	$(17,214)	$(3,781)

The following table presents the development of the loss and LAE reserves for 1997 through 2007. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.
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
The increase in gross loss reserves on the Company’s 2007 and 2006 balance sheets of $41.2 million and $49.6 million, respectively, primarily relate to incurred losses for events occurring in those years less loss payments. The amount of the increase was reduced by a decrease in gross loss reserves related to Hurricanes Katrina and Rita of $177.4 million in 2007 compared to 2006 and $146.5 million in 2006 compared to 2005. The gross loss reserves related to Hurricanes Katrina and Rita were approximately 8.6% of the total December 31, 2007 gross loss reserves and 19.9% of the total December 31, 2006 gross loss reserves. With the recording of these losses, the Company assessed its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.
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

	Year Ended December 31,

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

	($ in thousands)

Net reserves for losses and LAE	$139,841	$150,517	$170,530	$174,883	$202,759	$264,647	$374,171	$463,788	$578,976	$696,116	$847,303
Reserves for losses and LAE re-estimated as of:
One year later	136,458	159,897	165,536	180,268	209,797	323,282	370,335	460,007	561,762	649,107
Two years later	138,991	149,741	160,096	183,344	266,459	328,683	360,964	457,769	523,541
Three years later	129,592	142,229	156,322	232,530	266,097	321,213	377,229	432,988
Four years later	123,038	138,495	194,924	227,554	256,236	334,991	362,227
Five years later	121,208	176,226	190,830	218,982	264,431	325,249
Six years later	158,195	172,688	185,075	225,031	260,264
Seven years later	155,607	169,294	188,055	221,541
Eight years later	154,299	172,256	187,422
Nine years later	156,696	171,334
Ten years later	156,319
Net cumulative redundancy (deficiency)	(16,478)	(20,817)	(16,892)	(46,658)	(57,505)	(60,602)	11,944	30,800	55,435	47,009
Net cumulative paid as of:
One year later	41,798	38,976	43,301	53,646	64,785	84,385	80,034	96,981	133,337	142,938
Two years later	64,301	63,400	71,535	91,352	112,746	133,911	140,644	180,121	219,125
Three years later	74,588	79,218	88,570	114,449	138,086	170,236	195,961	238,673
Four years later	81,480	89,913	101,667	127,961	159,042	208,266	223,847
Five years later	89,066	100,314	108,146	141,384	185,037	226,798
Six years later	96,203	103,823	116,752	159,389	196,098
Seven years later	98,170	109,771	131,579	171,768
Eight years later	101,980	123,092	142,709
Nine years later	113,738	132,770
Ten years later	122,916
Gross liability-end of year	278,432	342,444	391,094	357,674	401,177	489,642	724,612	966,117	1,557,991	1,607,555	1,648,764
Reinsurance recoverable	138,591	191,927	220,564	182,791	198,418	224,995	350,441	502,329	979,015	911,439	801,461

Net liability-end of year	139,841	150,517	170,530	174,883	202,759	264,647	374,171	463,788	578,976	696,116	847,303
Gross re-estimated latest	343,804	387,166	431,004	465,843	524,005	647,807	706,185	890,062	1,450,562	1,511,406
Re-estimated recoverable latest	187,485	215,832	243,582	244,302	263,741	322,558	343,958	457,074	927,021	862,299

Net re-estimated latest	156,319	171,334	187,422	221,541	260,264	325,249	362,227	432,988	523,541	649,107
Gross cumulative redundancy (deficiency)	(65,372)	(44,722)	(39,910)	(108,169)	(122,828)	(158,165)	18,427	76,055	107,429	96,149

The following tables identify the approximate gross and net cumulative redundancy (deficiency) at each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:

Gross Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies

	Grand	Excluding			All	Lloyd’s
Year Ended	Total	Asbestos	Total	Asbestos	Other(1)	Operations

	($ in thousands)

2006	$96,149	$95,369	$47,632	$780	$46,852	$48,517
2005	107,429	106,895	48,719	534	48,185	58,710
2004	76,055	58,112	67,970	17,943	50,027	8,085
2003	18,427	1,667	17,926	16,760	1,166	501
2002	(158,165)	(97,088)	(145,613)	(61,077)	(84,536)	(12,552)
2001	(122,828)	(61,394)	(111,613)	(61,434)	(50,179)	(11,215)
2000	(108,169)	(46,487)	(77,567)	(61,682)	(15,885)	(30,602)
1999	(39,910)	21,883	(22,534)	(61,793)	39,259	(17,376)
1998	(44,722)	16,918	(31,641)	(61,640)	29,999	(13,081)
1997	(65,372)	(12,357)	(63,111)	(53,015)	(10,096)	(2,261)

Net Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies

	Grand	Excluding			All	Lloyd’s
Year Ended	Total	Asbestos	Total	Asbestos	Other(1)	Operations

		($ in thousands)

2006	$47,009	$48,788	$33,796	$(1,779)	$35,575	$13,213
2005	55,435	57,443	38,832	(2,008)	40,840	16,603
2004	30,800	33,337	19,747	(2,537)	22,284	11,053
2003	11,944	14,886	(4,343)	(2,942)	(1,401)	16,287
2002	(60,602)	(25,980)	(68,206)	(34,622)	(33,584)	7,604
2001	(57,505)	(22,735)	(56,807)	(34,770)	(22,037)	(698)
2000	(46,658)	(11,794)	(37,019)	(34,864)	(2,155)	(9,639)
1999	(16,892)	18,077	(14,609)	(34,969)	20,360	(2,283)
1998	(20,817)	14,115	(16,447)	(34,932)	18,485	(4,370)
1997	(16,478)	18,471	(13,731)	(34,949)	21,218	(2,747)

(1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

The 2006 consolidated grand total gross cumulative redundancy of $96.1 million consisted of prior year savings of $47.6 million from the Insurance Companies and $48.5 million from business written by the Lloyd’s Operations. The Insurance Companies’ prior year savings was generated across most lines of business, but was concentrated in the specialty construction liability business due to favorable loss trends and professional liability business from favorable loss experience in years 2005 and 2004, which was partially offset by an increase in the 2005 Katrina and Rita hurricane gross loss estimates of $23.6 million. The redundancy in the Lloyd’s Operations was principally due to reductions in the 2005 Katrina and Rita hurricane gross loss estimates of $52.9 million.
The 2006 consolidated grand total net cumulative redundancy of $47.0 million consisted of prior year savings of $33.8 million from the Insurance Companies and $13.2 million from business written by the Lloyd’s Operations. The Insurance Companies’ net redundancy was generated mainly from prior year savings of: $12.1 million in the specialty construction liability business due to favorable loss trends across most underwriting years and lower than expected frequency in the 2003 to 2006 underwriting years, $10.7 million for marine and energy business mostly from the transport and liability products partially offset by $1.9 million of net deficiency on our 2005 Katrina and Rita hurricane estimates, and $10 million in professional liability business from favorable D&O loss experience in underwriting years 2005 and 2004. The net redundancy from the Lloyd’s Operations of $13.2 million included $3.4 million due to a review of the 2005 Hurricane Katrina and Rita loss estimates, a release of approximately $2.0 million following a review of open claim files for the years 1998 to 2001, a $4.6 million reduction in our 2004 underwriting year estimates for the liability book due to favorable loss trends, and the remaining $3.2 million was mostly for offshore energy and liability business on business underwritten during 2002.
The 2005 consolidated grand total gross cumulative redundancy of $107.4 million consisted of prior year savings of $48.7 million from the Insurance Companies and $58.7 million from business written by the Lloyd’s Operations. The Insurance Companies’ redundancy was generated mainly from prior year savings in the specialty construction liability and professional liability business partially offset by the increase in the 2005 Katrina and Rita hurricane gross loss estimates during 2007. The redundancy in the Lloyd’s Operations was mostly due to prior years’ savings from the offshore energy business written in 2005 and 2004 and reductions to our Hurricane Katrina and Rita gross loss estimates.
The 2005 consolidated grand total net cumulative redundancy of $55.4 million was mostly due to prior year savings of $38.8 million from the Insurance Companies due to the favorable loss development in the specialty construction liability and professional liability businesses, and $16.6 million from marine and energy business written by the Lloyd’s Operations, including the $3.4 million decrease in the Hurricane Katrina and Rita net loss estimates.
The 2004 consolidated grand total gross cumulative reserve redundancy of $76.1 million consisted of prior years’ savings of $68.0 million from the Insurance Companies and $8.1 million from marine and energy business written by the Lloyd’s Operations. The Insurance Company’s 2004 gross loss reserve redundancy of $68.0 million was again due to favorable development in the specialty construction liability and professional liability businesses, and also included prior years’ savings of $17.9 million for the reduction of asbestos liabilities principally due to the 2005 settlements of two large claims coupled with a reevaluation of our remaining asbestos exposures. Such 2004 gross loss reserve savings in asbestos reserves were also the principal contributor to the 2003 gross consolidated reserve savings of $18.4 million for 2003.
The 2004 consolidated grand total net cumulative reserve redundancy of $30.8 million was generated mostly from the professional liability business written by the Insurance Companies and the marine and energy business written by the Lloyd’s Operations.
The 2003 grand total net cumulative reserve redundancy of $11.9 million was principally generated from a cumulative redundancy of $16.3 million from the marine and energy business written by the Lloyd’s Operations.
The 2002 consolidated grand total gross and net cumulative reserve deficiencies of $158.2 million and $60.6 million, respectively, were generated mainly from reserve actions taken in the 2003 fourth quarter for the Insurance Companies as discussed below:
Gross and net asbestos loss reserves were increased $77.8 million and $31.6 million, respectively, as a result of a review of asbestos exposures conducted by the Company in the 2003 fourth quarter. This gross asbestos loss deficiency was subsequently reduced by $17.4 million during 2005. Such cumulative gross and net deficiency amounts are also contained in all years prior to 2002 in the above table since the increased reserves relate primarily to policies underwritten by the Navigators Agencies in the late 1970’s and first half of the 1980’s.
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
The remaining gross and net cumulative reserve deficiencies for the Insurance Companies in the ‘All Other’ column for the years 2002 through 2000 are mainly from the marine and run-off lines of business recorded over several years that was not related to any specific reserve action.
The 2000 Lloyd’s Operations’ gross and net cumulative reserve deficiencies of $30.6 million and $9.6 million, respectively, resulted from our Lloyd’s Operations establishing reserves against premiums from prior years which were received in excess of our original premium estimates and strengthening the Lloyd’s Operations’ reserves related to the 1999 underwriting year. Such amounts also affected the 1999 and 1998 year-end reserves for the Lloyd’s Operations in the above table.
The 1997 gross cumulative deficiency of $10.1 million for the Insurance Companies in the ‘All Other’ column mostly resulted from adverse development in the onshore energy business and from one large 1989 claim from a run-off book of business which also adversely affected the years prior to 1997.
For 1998 and 1999 years, exclusive of the 2003 asbestos and environmental reserves strengthening, the Company experienced net cumulative reserve redundancies on a consolidated basis principally due to favorable development from marine business.
The favorable or adverse development on our gross reserves has mostly been ceded to our excess of loss reinsurance treaties. As a result of these reinsurance arrangements, while our gross losses and related reserve deficiencies and redundancies are very sensitive to favorable or adverse developments such as those described above, our net losses and related reserve deficiencies and redundancies tend to be less sensitive to such developments.
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

Specialty Liability and Professional Liability. Substantially all of our specialty liability business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to construction defect claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others. We had 1,100 open claims on our specialty construction liability policies at December 31, 2007 compared to 1,060 at December 31, 2006.
The professional liability class generates third party claims, which also are longer tail in nature. The professional liability policies mainly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. The substantial majority of our claims-made policies provide coverage for one year periods. The Company has also issued a limited number of multi-year claims-made professional liability policies known as “tail coverage” that provide for insurance protection for wrongful acts prior to the run-off date. Such multi-year policies provide insurance protection for several years.
Loss development of our professional liability business is relatively immature, as we first began writing the business in late 2001. Accordingly, it will take some time to better understand the reserve trends on this business. Our professional liability loss estimates are based on expected losses, actual reported losses, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature. There were 1,047 professional liability claims open at December 31, 2007 compared to 944 at December 31, 2006.

The following table sets forth claims data and other information related to subprime exposure for our professional liability business. Our management believes that its reserves for losses and loss adjustment exposure are adequate to cover the ultimate costs for such loss contingencies related to subprime exposure for our professional liability business.

Professional Liability
Reported Claims or Notices of Potential Claims
Related to Subprime Exposure(1)
December 31, 2007
($ in thousands)

				Average
	Number of	Average	Average	Excess
	Claims(2)	Gross Limit	Net Limit(3)	Attachment

Primary:
D&O Securities/Other Claims	—	$—	$—
Excess:
D&O Securities Claims	4	7,500	4,500	$37,500
D&O Side A Securities Claims	2	5,000	3,500	137,500
Other Claims	2	10,000	5,500	35,000

Subtotal/Average	8	7,500	4,500

Total	8	$7,500	$4,500

(1)	There are a total of 29 professional liability insurance policies with $2.6 million of gross written premium written by the Insurance Companies with possible or potential exposure to sub-prime issues. None were written by our Lloyd’s Operations.
(2)	Claims include all professional liability policies written by the Insurance Companies. There are no reported claims or notices of potential claims reported for the Lloyd’s Operations. All policies are claims made. Defense costs are inside the limits of liability.
(3)	Amounts are net of reinsurance.

The following tables set forth our net reported loss and LAE loss reserves and net IBNR reserves by segment and line of business as of December 31, 2007 and 2006:

	December 31, 2007

		Net	Total	% of IBNR
	Net Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves

		($ in thousands)

Insurance Companies:
Marine	$93,110	$103,229	$196,339	52.6%
Specialty
Construction liability	36,137	213,453	249,590	85.5%
All other liability	28,608	65,361	93,969	69.6%

Total Specialty	64,745	278,814	343,559	81.2%

Professional liability	20,335	50,584	70,919	71.3%
Other (includes run-off business)	13,147	11,717	24,864	47.1%

Total Insurance Companies	191,337	444,344	635,681	69.9%

Lloyd’s Operations
Marine	89,957	93,069	183,026	50.9%
Other	7,485	21,111	28,596	73.8%

Total Lloyd’s Operations	97,442	114,180	211,622	54.0%

Total Company	$288,779	$558,524	$847,303	65.9%

	December 31, 2006

		Net	Total	% of IBNR
	Net Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves

	($ in thousands)

Insurance Companies:
Marine	$83,295	$96,098	$179,393	53.6%
Specialty
Construction liability	40,070	166,179	206,249	80.6%
All other liability	15,214	39,381	54,595	72.1%

Total Specialty	55,284	205,560	260,844	78.8%

Professional liability	14,013	37,558	51,571	72.8%
Other (includes run-off business)	9,867	9,432	19,299	48.9%

Total Insurance Companies	162,459	348,648	511,107	68.2%

Lloyd’s Operations
Marine	77,621	95,876	173,497	55.3%
Other	3,103	8,409	11,512	73.0%

Total Lloyd’s Operations	80,724	104,285	185,009	56.4%

Total Company	$243,183	$452,933	$696,116	65.1%

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
The reserves for asbestos exposures at December 31, 2007 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$37,171	$56,838	$78,421
Incurred loss & LAE	(780)	246	(17,409)
Calendar year payments	13,197	19,913	4,174

Ending gross reserves	$23,194	$37,171	$56,838

Gross case loss reserves	$16,014	$29,291	$48,958
Gross IBNR loss reserves	7,180	7,880	7,880

Ending gross reserves	$23,194	$37,171	$56,838

Net of Reinsurance
Beginning net reserves	$21,381	$30,372	$31,394
Incurred loss & LAE	1,779	229	529
Calendar year payments	6,443	9,220	1,551

Ending net reserves	$16,717	$21,381	$30,372

Net case loss reserves	$9,715	$13,678	$22,669
Net IBNR loss reserves	7,002	7,703	7,703

Ending net reserves	$16,717	$21,381	$30,372

To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the Company’s allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Gross loss development for asbestos exposure was not significant in 2007, 2006 and 2005. The reduction in gross incurred loss and LAE in 2005 relates to settlement of large claims discussed above.
At December 31, 2007, the ceded asbestos paid and unpaid recoverables were $10.5 million compared to $23.5 million at December 31, 2006. During 2007, the Company increased its provision for uncollectible reinsurance for asbestos losses by $1.6 million which was recorded in incurred losses. The Company also settled demands for arbitration with two asbestos reinsurers.
Loss reserves for environmental losses generally consist of oil spill claims on marine liability policies written in the ordinary course of business. Net loss reserves for such exposures are included in our marine loss reserves and not separately identified.
Hurricanes Katrina and Rita. During the 2005 third quarter, the Company recorded gross and net loss estimates of $471.0 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums related to Hurricanes Katrina and Rita.

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Year Ended December 31,
	2007	2006	2005

	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$319,230	$465,728	$—
Incurred loss & LAE	(29,349)	—	471,027
Calendar year payments	148,050	146,498	5,299

Ending gross reserves	$141,831	$319,230	$465,728

Gross case loss reserves	$94,959	$172,916	$210,579
Gross IBNR loss reserves	46,872	146,314	255,149

Ending gross reserves	$141,831	$319,230	$465,728

Net of Reinsurance
Beginning net reserves	$10,003	$19,408	$—
Incurred loss & LAE	(1,909)	—	22,288
Calendar year payments	3,575	9,405	2,880

Ending net reserves	$4,519	$10,003	$19,408

Net case loss reserves	$646	$3,628	$8,127
Net IBNR loss reserves	3,873	6,375	11,281

Ending net reserves	$4,519	$10,003	$19,408

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
Additional information regarding our loss reserves can be found in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Overview—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred” and Note 5, Reserves for Losses and Loss Adjustment Expenses, to our consolidated audited financial statements, both of which are included herein.

Investments
The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies. Secondarily, an important consideration is to optimize the after-tax book income.
The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consoli dated fixed-income portfolio rated below ”A−” but no lower than “BBB−” by S&P or below “A3” but no lower than “Baa3” by Moody’s Investor Services (“Moody’s”) shall not exceed 10% of the of the total fixed income and short-term investments. Securities rated below “BBB−” by S&P or “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, can not exceed 5% of consolidated stockholders’ equity. Investments in equity securities that are actively traded on major U.S. stock exchanges can not exceed 20% of consolidated stockholders’ equity. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.
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

The table set forth below reflects investments, the net investment income earned thereon and the related average yield for each of the years in the three-year period ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005

	($ in thousands)

Invested Assets and Cash
Insurance Companies	$1,421,365	$1,203,842	$934,878
Lloyd’s Operations	301,790	239,760	230,432
Parent Company	44,146	32,308	16,926

Consolidated	$1,767,301	$1,475,910	$1,182,236

Net Investment Income
Insurance Companies	$58,261	$47,723	$31,764
Lloyd’s Operations	10,524	7,694	5,061
Parent Company	1,877	1,478	244

Consolidated	$70,662	$56,895	$37,069

Average Yield (amortized cost basis)
Insurance Companies	4.50%	4.61%	4.25%
Lloyd’s Operations	3.85%	3.37%	2.42%
Parent Company	4.85%	5.26%	2.93%

Consolidated	4.40%	4.40%	3.84%

Invested assets have increased in 2007 and 2006 due to the combination of cash flows from operations and the investment of net proceeds from a debt issuance in the 2006 second quarter. Investment income has increased in 2007, 2006 and 2005 due to a combination of increased invested assets and rising investment yields in the portfolio. The consolidated average investment yield of the portfolio has increased due to the general increase in market yields over the period and the increase in the duration of the consolidated portfolio from 3.7 years at January 1, 2005 to 4.3 years at December 31, 2007.
Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective adjustment method, whereby the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments are included in net investment income for the current period being reported. The adjustments decreased net investment income and net income by immaterial amounts in 2007, 2006 and 2005
All fixed maturity and equity securities are carried at fair value. The fair value is based on market prices provided by independent pricing services. At December 31, 2007 and 2006, all fixed-maturity and equity securities held by us were classified as available-for-sale.
At December 31, 2007, the average quality of the investment portfolio as rated by S&P and Moody’s was AA/Aa with an average duration of 4.3 years. All of the Company’s mortgage-backed and asset-backed securities, except for $0.2 million, are rated AAA/Aaa by S&P and Moody’s. The Company does not own any collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s) or asset-backed commercial paper.

The following tables set forth our cash and investments as of December 31, 2007 and 2006:

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2007	Fair Value	Gains	(Losses)	Amortized Cost

	($ in thousands)

U.S. Government Treasury bonds, GNMAs and foreign government bonds	$234,375	$5,724	$(337)	$228,988
States, municipalities, and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Non-guaranteed Government Agency bonds	29,818	342	(4)	29,480
Mortgage-backed securities	232,869	1,824	(479)	231,524
Collateralized mortgage obligations	134,899	524	(823)	135,198
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975
Asset-backed securities	64,352	533	(79)	63,898

Subtotal	575,426	3,767	(2,416)	574,075
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities—common stocks	67,240	6,452	(4,704)	65,492
Cash	7,056	—	—	7,056
Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2006	Fair Value	Gains	(Losses)	Amortized Cost

	($ in thousands)

U.S. Government Treasury bonds, GNMAs and foreign government bonds	$194,210	$969	$(1,999)	$195,240
States, municipalities, and political subdivisions	361,859	2,719	(2,345)	361,485
Mortgage- and asset-backed securities:
Non-guaranteed Government Agency bonds	11,998	3	(88)	12,083
Mortgage-backed securities	202,371	176	(2,518)	204,713
Collateralized mortgage obligations	124,508	220	(358)	124,646
Commercial mortgage-backed securities	94,117	330	(1,142)	94,929
Asset-backed securities	68,566	213	(469)	68,822

Subtotal	501,560	942	(4,575)	505,193
Corporate bonds	201,088	1,672	(1,950)	201,366

Total fixed maturities	1,258,717	6,302	(10,869)	1,263,284

Equity securities—common stocks	37,828	6,297	(348)	31,879
Cash	2,404	—	—	2,404
Short-term investments	176,961	—	—	176,961

Total	$1,475,910	$12,599	$(11,217)	$1,474,528

We analyze our mortgage-backed and asset-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) which are Federal government sponsored entities, and the non-FNMA and FHLMC securities broken out by prime, Alt-A and subprime collateral. The securities issued by FNMA and FHLMC are guaranteed by each respective entity but are not guaranteed by the Federal government.
Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers which have a risk potential that is greater than prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. Such subprime and Alt-A categories are as defined by S&P.
At December 31, 2007, the Company owned three asset-backed securities approximating $0.5 million with subprime mortgage exposures. The securities are rated AAA/Aaa by S&P and Moody’s, respectively, and have an effective maturity of 0.8 years. In addition, the Company owned eleven collateralized mortgage obligations approximating $20.9 million classified as Alt-A which is a credit category between prime and subprime. The Alt-A bonds, also rated AAA/Aaa, have an effective maturity of 2.3 years. The Company is receiving principal and/or interest payments on all of these securities and believes such amounts are fully collectible.

The following three tables set forth our mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities by those issued by FNMA and FHLMC and the quality category (prime, Alt-A and subprime) for all other such investments at December 31, 2007:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost

	($ in thousands)

Mortgage-backed securities:
FNMA	$173,773	$1,539	$(415)	$172,649
FHLMC	59,096	285	(64)	58,875
Prime	—	—	—	—
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$232,869	$1,824	$(479)	$231,524

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost

	($ in thousands)

Collateralized mortgage obligations:
GNMA	$585	$7	$—	$578
FNMA	11,359	154	—	11,205
FHLMC	13,455	169	—	13,286
Prime	88,628	180	(525)	88,973
Alt-A	20,872	14	(298)	21,156
Subprime	—	—	—	—

Total	$134,899	$524	$(823)	$135,198

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost

	($ in thousands)

Asset-backed securities:
GNMA	$3,347	$148	$—	$3,199
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	60,553	385	(54)	60,222
Alt-A	—	—	—	—
Subprime	452	—	(25)	477

Total	$64,352	$533	$(79)	$63,898

The following table shows the amount and percentage of the Company’s fixed income portfolio at December 31, 2007 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value.

			Percent
			to
Rating Description	Rating	Amount	Total

	($ in thousands)

Extremely Strong	AAA	$1,296,480	77%
Very Strong	AA	175,369	10%
Strong	A	134,574	8%
Adequate	BBB	62,970	4%
Speculative	BB & below	252	0%
Not Rated	NR	23,360	1%

Total	AA(1)	$1,693,005	100%

(1)	weighted average quality rating

The Company owns securities credit enhanced by financial guarantors that generally result in such securities receiving the financial guarantors’ credit ratings by S&P and Moody’s. The following two tables set forth the amount of credit enhanced securities in the fixed maturities portfolio by category at December 31, 2007, identify the amount insured by each financial guarantor and identify the average underlying credit rating of such credit enhanced securities.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost

	($ in thousands)

Credit enhanced securities:
States, municipalities and political subdivisions	$272,491	$3,665	$(287)	$269,113
Mortgage- and asset-backed securities	13,047	35	(10)	13,022
Corporate bonds	2,194	3	(27)	2,218

Total	$287,732	$3,703	$(324)	$284,353

					Average
		Gross	Gross	Cost or	Underlying
	Fair	Unrealized	Unrealized	Amortized	Credit
	Value	Gains	(Losses)	Cost	Rating

	($ in thousands)

Financial guarantors:
AMBAC	$63,003	$629	$(98)	$62,472	A	+
Assured Guaranty LTD	4,005	68	—	3,937	A
FGIC	54,812	631	(76)	54,257	AA	−
Financial Security Assurance	72,046	1,339	(18)	70,725	A	+
MBIA	76,433	918	(65)	75,580	AA	−
Radian Group, Inc	7,681	78	(55)	7,658	AA	−
XL Capital	9,752	40	(12)	9,724	A

Total	$287,732	$3,703	$(324)	$284,353	AA	−

The average underlying credit rating by bond insurer of the insured securities rated by S&P or Moody’s if such securities did not have the credit enhancing insurance is included in the “Underlying Credit Rating” column in the above table. This average rating includes $16.2 million of prerefunded municipal bonds which have an implied rating of AAA but are not otherwise rated by S&P or Moody’s. Such average ratings exclude a total 44 of credit enhanced securities approximating $30.9 million that do not have an underlying rating consisting of 22 municipal bonds approximating $15.7 million, 17 asset-backed securities approximating $13.0 million and 5 corporate bonds approximating $2.2 million.
If all or some of the companies providing the credit enhancing insurance were no longer viable entities, management believes that the credit enhanced securities are of sufficient quality to not default, or if some of the securities did default, they would not have a material adverse effect on the Company’s financial condition or results of operations. However, since the ratings would be reduced, it is likely that the market values would decrease to reflect such lower ratings.
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

Following is a list of the top ten corporate issuer holdings for fixed maturities at fair value which approximates 2.4% of the Company’s fixed maturity portfolio. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

		Net
		Unrealized	% of
Top Ten Corporate Issuer Holdings	Fair Value	Gains/(Losses)	Fixed Maturities

	($ in thousands)

Goldman Sachs Group, Inc.	$5,403	($27)	0.4%
General Electric Co.	4,525	108	0.3%
Merrill Lynch & Co.	3,907	(80)	0.3%
Morgan Stanley	3,614	(23)	0.2%
Citigroup, Inc.	3,550	(72)	0.2%
Mellon Financial Corp.	3,202	6	0.2%
American International Group, Inc.	3,162	42	0.2%
AT&T, Inc.	3,061	(27)	0.2%
Commerzbank AG	2,995	51	0.2%
Mitsubishi UFJ Financial Group, Inc	2,968	(72)	0.2%

The following table summarizes all securities in an unrealized loss position at December 31, 2007 and December 31, 2006, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2007		December 31, 2006

		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss

	($ in thousands)

Fixed Maturities:
US Government Treasury bonds, GNMAs and foreign government bonds
0-6 Months	$4,119	$32	$34,085	$586
7-12 Months	—	—	20,806	86
> 12 Months	19,587	305	69,424	1,327

Subtotal	23,706	337	124,315	1,999

States, municipalities and political subdivisions
0-6 Months	21,853	67	57,747	316
7-12 Months	6,045	115	6,661	80
> 12 Months	69,671	475	118,917	1,949

Subtotal	97,569	657	183,325	2,345

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	61,388	515	174,270	921
7-12 Months	48,496	423	10,444	65
> 12 Months	121,798	1,478	184,515	3,589

Subtotal	231,682	2,416	369,229	4,575

Corporate bonds
0-6 Months	20,722	255	27,719	185
7-12 Months	25,520	974	15,503	224
> 12 Months	38,865	575	66,014	1,541

Subtotal	85,107	1,804	109,236	1,950

Total Fixed Maturities	$438,064	$5,214	$786,105	$10,869

Equity securities—common stocks
0-6 Months	$26,257	$3,494	$3,265	$158
7-12 Months	4,153	1,209	800	72
> 12 Months	53	1	782	118

Total Equity Securities	$30,463	$4,704	$4,847	$348

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and generally result from changes in market conditions.
When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. We held shares of a bond guarantee company in our equity portfolio at December 31, 2007 which we considered to be other-than-temporarily-impaired and recorded a capital loss on such shares amounting to $0.7 million in our 2007 fourth quarter. All shares were sold in January 2008. There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2006 or 2005.

The following table shows the composition by NAIC rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2007. Not all of the securities are rated by S&P and/or Moody’s:

Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	to Total	Amount	to Total

($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$4,630	89%	$417,260	95%
2	BBB	Baa	584	11%	20,804	5%
3	BB	Ba	—	—	—	—
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

		Total	$5,214	100%	$438,064	100%

At December 31, 2007, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having an NAIC rating of 1 or 2, an S&P rating of ”BBB-” or higher, or a Moody’s rating of ”Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if the securities are sold or if the decline in fair value is deemed to be other-than-temporary.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at December 31, 2007 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value

		Percent		Percent
	Amount	to Total	Amount	to Total

	($ in thousands)

Due in one year or less	$61	1%	$29,818	7%
Due after one year through five years	562	11%	68,752	16%
Due after five years through ten years	1,039	20%	48,400	11%
Due after ten years	1,136	22%	59,412	14%
Mortgage- and asset-backed securities	2,416	46%	231,682	52%

Total fixed income securities	$5,214	100%	$438,064	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.7 years.

Our realized capital gains and losses for the periods indicated were as follows:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Fixed maturities:
Gains	$1,320	$743	$1,932
(Losses)	(1,749)	(2,385)	(1,680)

	(429)	(1,642)	252

Equity securities:
Gains	3,626	714	1,149
(Losses)	(1,191)	(98)	(163)

	2,435	616	986

Net realized capital gains (losses)	$2,006	$(1,026)	$1,238

The following table details realized losses in excess of $250,000 from sales and impairments during 2007, 2006 and 2005 and the related circumstances giving rise to the loss:

							# of Months
							Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	(Loss) on		Holdings at	Unrealized	of Cost or
Description	Sale/Impairment	from Sale	Sale	Impairment	December 31,	(Loss)	Amortized Cost

	($ in thousands)

Year ended December 31, 2007:
MBIA, Inc.(1)	12/31/07	—	—	$(655)	$627	—	1
CAPMARK Financial Gp.(2)	8/22/07	$1,614	$(330)
TIPS(3)	3/31/07	$5,823	$(335)	—	—	—	—
Year ended December 31, 2006:
TIPS(3)	Various	$15,418	$(618)	—	—	—	—
Year ended December 31, 2005:
None

(1)	Bond insurer was considered impaired at year-end due to losses related to the subprime crisis.
(2)	CAPMARK Financial Group securities were sold due to credit concerns.
(3)	Treasury inflation protection securities were sold during 2007 and 2006 due to the widening breakeven yield spread between TIPS and treasuries.

Ratings
The Company’s ability to underwrite business in the Insurance Companies is dependent upon the financial strength and claims paying ability ratings of the Insurance Companies. Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities.
Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of the principal and interest for our senior debt.
It is possible that, in the future, one or more of the rating agencies may reduce our existing ratings. If one or more of our ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted. In addition, the Insurance Companies could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products in certain markets.
The Insurance Companies utilize the ratings from A.M. Best and S&P for underwriting purposes. The Insurance Companies are rated “A” (Excellent—stable outlook) by A.M. Best and “A” (Strong—stable outlook) by S&P. Syndicate 1221 utilizes the ratings from A.M. Best and S&P for underwriting purposes which apply to all Lloyd’s of London syndicates. Lloyd’s of London is rated “A” (Excellent—stable outlook) by A.M. Best and A+ (Strong—stable outlook) by S&P. In addition, the Company utilizes the senior debt ratings from S&P and Moody’s. The Company’s senior debt is rated BBB (Adequate—stable outlook) by S&P and Baa3 (Moderate credit risk—stable outlook) by Moody’s.

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
Navigators Insurance Company and Navigators Specialty Insurance Company may only pay dividends out of their statutory earned surplus under New York insurance law. Generally, the maximum amount of dividends Navigators Insurance Company and Navigators Specialty Insurance Company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus. For a discussion of our current dividend capacity, see “Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Form 10-K.
Under insolvency or guaranty laws in most states in which Navigators Insurance Company and Navigators Specialty Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. Neither Navigators Insurance Company nor Navigators Specialty Insurance Company was subject to any material assessments under state insolvency or guarantee laws during the three year period ended December 31, 2007.
Navigators Insurance Company is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia and Puerto Rico. Navigators Specialty Insurance Company is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer or meets the financial requirements where there is not a formal approval process in all other states and the District of Columbia.
As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and Navigators Specialty Insurance Company were examined for the years 2001 through 2004 by the New York Insurance Department.
The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2007, the results for both Navigators Insurance Company and Navigators Specialty Insurance Company were within the usual values for all IRIS ratios. All of the business written by Navigators Specialty Insurance Company is reinsured by Navigators Insurance Company.
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
In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the U.S. Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was intended to ensure the availability of insurance coverage for “acts of terrorism” (as defined) in the United States of America committed by or on behalf of foreign persons or interests. This law established a federal program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future losses resulting from acts of terrorism and requires insurers to offer coverage for acts of terrorism in all commercial property and casualty policies. As a result, we are prohibited from adding certain terrorism exclusions to those policies written by insurers in our group that write business in the U.S. While these insurers are protected by federal indemnification as provided for in TRIA, there is a substantial deductible that must be met. This deductible is based on a percentage of direct earned premiums for commercial insurance lines from the previous calendar year, equal to 7.0% during 2003, 10.0% in 2004 and 15.0% in 2005. For losses in excess of an insurer’s deductible, the participating insurers retain an additional 10.0% of the excess losses (up to an annual aggregate cap of $100 billion), with the balance to be covered by the Federal government. The imposition of these TRIA deductibles could have an adverse effect on our results of operations. Potential future changes to TRIA could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. As a result of TRIA, we are required to offer coverage for certain terrorism risks that we may normally exclude. Occasionally in our marine business, such coverage falls outside of our normal reinsurance program. In such cases, our only reinsurance would be the protection afforded by TRIA.
On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, was enacted. TRIEA extends TRIA through December 31, 2007 and made several changes in the program, including the elimination of several previously covered lines. The deductible for each insurer was increased to 17.5% and 20% of direct earned premiums in 2006 and 2007, respectively. For losses in excess of an insurer’s deductible, the Insurance Companies will retain an additional 10% and 15% of the excess losses in 2006 and 2007, respectively, with the balance to be covered by the Federal government up to an aggregate cap of insured losses of $25 billion in 2006 and $27.5 billion in 2007. Also, TRIEA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for certified acts occurring on or after January 1, 2007.
On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted. TRIPRA, among other provisions, extends for seven years the program established under TRIA, as amended.
State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2007 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC’s risk-based capital reporting requirements.
In addition to regulations applicable to insurance agents generally, the Navigators Agencies are subject to managing general agents’ acts in their state of domicile and in certain other jurisdictions where they do business.
Our Lloyd’s Operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed below. The Lloyd’s of London market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its United States business and is therefore subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.
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

United Kingdom
Our United Kingdom subsidiaries and our Lloyd’s Operations are subject to regulation by the Financial Services Authority, as established by the Financial Services and Markets Act 2000. Our Lloyd’s Operations is also subject to supervision by the Council of Lloyd’s. The Financial Services Authority has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is authorized by the Financial Services Authority and is required to implement certain rules prescribed by the Financial Services Authority, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The Financial Services Authority directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the Financial Services Authority that either Lloyd’s is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the Financial Services Authority may intervene at its discretion.

We participate in the Lloyd’s of London market through our ownership of NUAL, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Syndicate 1221. Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. provide underwriting capacity to Syndicate 1221 and are therefore Lloyd’s corporate members. By entering into a membership agreement with Lloyd’s, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. undertake to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. and their respective directors, is subject to the Lloyd’s supervisory regime.
Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s equal to a specified percentage of the member’s underwriting capacity. The amount of such deposit is calculated by each member through the completion of an annual capital adequacy exercise. The results of this exercise are submitted to Lloyd’s for approval. Lloyd’s then advises the member of the amount of deposit that is required. The consent of the Council of Lloyd’s may be required when a managing agent of a syndicate proposes to increase underwriting capacity for the following underwriting year.
In 2003, the Financial Services Authority updated the minimum solvency margin requirements for all insurers, including corporate members of Lloyd’s, which took effect for financial years commencing on or after January 1, 2004. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin which is generally higher than would have been the case under the previous rules. This margin can have the effect of reducing the amount of funds available to distribute as profits to the member or increasing the amount required to be funded by the member to cover its solvency margin.
If the managing agency concludes that an appropriate reinsurance to close for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus funds at Lloyd’s.
The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s ratio or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year. Further, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.
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
If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which acts similarly to state guaranty funds in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution. In addition, Lloyd’s has added a second tier of assets to the existing Central Fund. The second tier was being built up through a compulsory interest bearing loan to the Society from the members. The loans were repaid during the 2007 third quarter from a bond offering completed by Lloyd’s in September 2007.

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
No single insured or reinsured accounted for 10% or more of our gross written premium in 2007.

Employees
As of December 31, 2007, the Company had 401 full-time employees of which 314 were located in the United States, 83 in the United Kingdom and 4 in Belgium.

Available Information on the Internet
This report and all other filings made by the Company with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC

Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Further, the Company is an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The Company’s website address is http://www.navg.com. Through its website at http://www.navg.com/finance/sec_filings.phtml, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The annual report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

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

Our business is concentrated in marine and energy, general liability and professional liability insurance, and if market conditions change adversely, or we experience large losses in these lines, it could have a material adverse effect on our business.
As a result of our strategy to focus on specialty products in niches where we have underwriting and claims handling expertise and to decline business where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the marine and energy, specialty liability and professional liability lines of business. For the year ended December 31, 2007, our marine and energy business accounted for approximately 49% of our gross written premiums, our specialty business, consisting primarily of contractors’ liability insurance, accounted for approximately 36% of our gross written premiums, our professional liability business accounted for approximately 13% of our gross written premiums and the remaining 2% consists of our Inland Marine and European Property lines of business. If our results of operations from any of these lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the reduction could have a material adverse effect on our business.

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

In addition to loss reserves, preparation of our financial statements requires us to make many estimates and judgments.
In addition to loss reserves discussed above, the consolidated financial statements contain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis we evaluate our estimates based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Any significant change in these estimates could adversely affect our results of operations and/or our financial condition.

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

Our investment portfolio is subject to certain risks that could adversely affect our results of operations and/or financial condition.
Although our investment policy guidelines emphasis total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance subsidiaries, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities. Due to these risks we may not be able to realize our investment objectives. In addition, we may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse affect on our results of operations. Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.

We are exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows.
We are exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. If significant, declines in equity prices, changes in interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would reduce the net unrealized gain position of our investment portfolio. It would also provide the opportunity to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized gain position of our investment portfolio. We would then presumably earn lower rates of return on assets reinvested. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.
Included in our fixed income securities are asset-backed and mortgage-backed securities. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring us to reinvest the proceeds at the then current rates.
Our fixed income portfolio is invested in high quality, investment-grade securities. However, we are permitted to invest up to 5% of the Company’s book value in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income, capital and cash flows.
We invest a portion of our portfolio in common stock or preferred stocks. The value of these assets fluctuates with the equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows.
The functional currencies of the Company’s principal insurance and reinsurance subsidiaries are the U.S. dollar, U.K. sterling and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Certain of our subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.
Despite our mitigation efforts, an increase in interest rates could have a material adverse effect on our book value.

Capital may not be available in the future, or available on unfavorable terms.
The capital needs of our business is dependent on several factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. If our current capital becomes insufficient for our future plans, we may need to raise additional capital through the issuance of stock or debt. Otherwise, in the case of insufficient capital, we may need to limit our growth. The terms of an equity or debt offering could be unfavorable, for example, causing dilution to our current shareholders or such securities may have rights, preferences and privileges that are senior to our existing securities. If we were in a situation of having inadequate capital and if we were not able to obtain additional capital, our business, results of operations and financial condition could be adversely affected.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses.
Ratings are a critical factor in establishing the competitive position of insurance companies. The Insurance Companies are rated by A.M. Best and S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best and S&P. A.M. Best reaffirmed its ”A” (Excellent) rating for Navigators Insurance Company and Navigators Specialty Insurance Company in 2007. S&P also reaffirmed its ”A” (Strong) rating for Navigators Insurance Company and Navigators Specialty Insurance Company in 2007.
Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. There can be no assurance that our current ratings will continue for any given period of time. For a further discussion of our ratings, see “Description of Business—Ratings” included herein.

Continued or increased premium levies by Lloyd’s for the Lloyd’s Central Fund and cash calls for trust fund deposits or a significant downgrade of Lloyd’s A.M. Best rating could materially and adversely affect us.
The Lloyd’s Central Fund protects Lloyd’s policyholders against the failure of a member of Lloyd’s to meet its obligations. The Central Fund is a mechanism which in effect mutualizes unpaid liabilities among all members, whether individual or corporate. The fund is available to back Lloyd’s policies issued after 1992. Lloyd’s requires members to contribute to the Central Fund, normally in the form of an annual contribution, although a special contribution may be levied. The Council of Lloyd’s has discretion to call up to 3% of underwriting capacity in any one year.
Policies issued before 1993 have been reinsured by Equitas, an independent insurance company authorized by the Financial Services Authority. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd’s may take the view that it is appropriate to apply the Central Fund to discharge those liabilities Equitas failed to meet. In that case, the Council of Lloyd’s may resolve to impose a special or additional levy on the existing members, including Lloyd’s corporate members, to satisfy those liabilities.
Additionally, Lloyd’s insurance and reinsurance business is subject to local regulation, and regulators in the United States require Lloyd’s to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd’s may require us to satisfy cash calls to meet claims payment obligations and maintain minimum trust fund amounts.
Any premium levy or cash call would increase the expenses of Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd., our corporate members, without providing compensating revenues, and could have a material adverse effect on our results.
The Lloyd’s of London market is currently rated “A” (Excellent) by A.M. Best and “A+” (Strong) by S&P. We believe that in the event that Lloyd’s rating is downgraded below “A-” in the future, the downgrade could have a material adverse effect on our ability to underwrite business through our Lloyd’s Operations and therefore on our financial condition or results of operations.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.
Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to insurers and their stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business.

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
In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. See “Regulation—United States” included herein for a discussion of the TRIA, TRIEA and TRIPRA legislation.

The inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.
We are a holding company and rely primarily on dividends from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and corporate expenses. The ability of our insurance subsidiaries to pay dividends to us in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. For a discussion of our insurance subsidiaries’ current dividend-paying ability, please see ”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included herein. We and our underwriting subsidiaries are subject to regulation by some states as an insurance holding company. Such regulation generally provides that transactions between companies within our consolidated group must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within our consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities. Our underwriting subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds. These regulations may affect our subsidiaries’ ability to provide us with dividends.

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

The market price of Navigators common stock may be volatile.
There has been significant volatility in the market for equity securities. The price of Navigators common stock may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of Navigators common stock:

•	actual or anticipated variations in our quarterly results of operations, including the result of catastrophes,
•	changes in market valuations of companies in the insurance and reinsurance industry,
•	changes in expectations of future financial performance or changes in estimates of securities analysts,
•	issuances of common shares or other securities in the future,
•	the addition or departure of key personnel, and
•	announcements by us or our competitors of acquisitions, investments or strategic alliances.
Stock markets in the United States often experience price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, could adversely affect the market price of Navigators common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and administrative office is located at 6 International Drive in Rye Brook, N.Y. Our lease for this space expires in February 2014. Our underwriting operations are in various locations with non-cancelable operating leases including Charlotte, NC, Chicago, IL, Coral Gables, FL, Corona, CA, Houston, TX, Irvine, CA, North Haven, CT, New York City, NY, San Francisco, CA, Schaumburg, IL, Seattle, WA, Basingstoke, London and Manchester, England and Antwerp, Belgium.

Item 3. Legal Proceedings

Except as described below, the Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.
On November 22, 2006, the Company filed a demand for arbitration against Equitas, a lead reinsurer participating in excess of loss reinsurance agreements, with respect to unsatisfied loss payment recovery demands that the Company has previously presented to Equitas (the “Equitas Arbitration”). The recovery demands are for the 2005 settlement of two class action lawsuits involving large asbestos claims (together, the “2005 Settled Claims”), which 2005 Settled Claims are being paid through 2007. Equitas has not indicated any dispute with respect to recoveries on related pro rata reinsurance agreements for such 2005 Settled Claims or with respect to excess of loss or pro rata reinsurance for the 2004 Settled Claim referred to below. The aggregate amount of excess of loss recoveries due from Equitas for ceded paid and unpaid losses on the 2005 Settled Claims is approximately $2.7 million. On November 30, 2007, the Company and Equitas entered into a Confidential Settlement Agreement and Release with respect to the Equitas Arbitration.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5. Market For Company’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information
The Company’s common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The high, low and closing trade prices for the four quarters of 2007 and 2006 were as follows:

	2007			2006

	High	Low	Close	High	Low	Close

First Quarter	$53.16	$45.41	$50.17	$49.99	$43.00	$49.60
Second Quarter	$54.16	$47.52	$53.90	$50.22	$39.38	$43.82
Third Quarter	$55.45	$45.86	$54.25	$48.40	$39.49	$48.01
Fourth Quarter	$66.53	$53.25	$65.00	$49.66	$45.77	$48.18

Information provided to us by our transfer agent and proxy solicitor indicates that there are approximately 350 holders of record and 6,000 beneficial holders of our common stock.

Five Year Stock Performance Graph
The comparison of five year cumulative returns among the Company, the companies listed in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property & Casualty Insurance Index (the “Insurance Index”) is as follows:

	Base	Cumulative Indexed Returns
	Period	Years Ending December 31,

Company / Index	2002	2003	2004	2005	2006	2007

The Navigators Group, Inc.	100	134.51	131.20	190.02	209.93	283.22
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P 500 Property & Casualty Insurance	100	126.41	139.58	160.68	181.36	156.04

The Five Year Stock Performance Graph and related Indexed Returns table, as presented above, which were prepared with the aid of S&P, reflects the cumulative return on the Company’s common stock, the S&P 500 Index and the Insurance Index assuming an original investment in each of $100 on December 31, 2002 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2002 are measured as a change from this Base Period.
The following Annual Return Percentage table, which was prepared with the aid of S&P, reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage
	Years Ending December 31,

Company / Index	2003	2004	2005	2006	2007

The Navigators Group, Inc.	34.51	−2.46	44.84	10.48	34.91
S&P 500 Index	28.68	10.88	4.91	15.79	5.49
S&P 500 Property & Casualty Insurance	26.41	10.42	15.11	12.87	−13.96

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

Recent Sales of Unregistered Securities
None

Use of Proceeds from Public Offering of Debt Securities
On April 17, 2006, we completed our public offering of $125 million of 7% senior notes due May 1, 2016 and received net proceeds of $123.5 million. We contributed $100 million to the capital and surplus of Navigators Insurance Company with the remainder kept in the Holding Company for general corporate purposes. Our use of the offering proceeds has been previously reported in current reports on Form 8-K and our quarterly reports on Form 10-Q that we have filed with the SEC.

Purchases of Equity Securities by the Issuer
In October, 2007 the Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Repurchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of the repurchase transactions under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. We have not repurchased any of our common stock during the year ended December 31, 2007.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data including consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2007 derived from the Company’s audited consolidated financial statements. You should read the table in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included in this Annual Report on Form 10-K.

	Year Ended December 31,

	2007	2006	2005	2004	2003

	($ in thousands, except per share data)

Operating Information:
Gross written premium	$1,070,707	$970,790	$779,579	$696,146	$606,492
Net written premium	645,796	520,807	380,659	312,730	307,128
Net earned premium	601,977	468,323	338,551	310,995	277,651
Net investment income	70,662	56,895	37,069	26,795	19,550
Net realized capital gains (losses)	2,006	(1,026)	1,238	922	1,875
Total revenues	676,659	526,594	385,219	343,029	304,718
Income before income taxes	139,182	106,617	33,754	52,092	2,792
Net income	95,620	72,563	23,564	34,865	7,685
Net income per share:
Basic	$5.69	$4.34	$1.74	$2.77	$0.81
Diluted	$5.62	$4.30	$1.73	$2.74	$0.80
Average common shares (000s):
Basic	16,812	16,722	13,528	12,598	9,446
Diluted	17,005	16,856	13,657	12,715	9,585
Combined loss & expense ratio(1):
Loss ratio	56.6%	57.7%	69.6%	60.5%	76.0%
Expense ratio	30.9%	30.1%	31.7%	31.7%	30.6%

Total	87.5%	87.8%	101.3%	92.2%	106.6%
Balance Sheet Information (at end of year):
Total investments and cash	$1,767,301	$1,475,910	$1,182,236	$854,933	$693,592
Total assets	3,143,771	2,956,686	2,583,249	1,756,678	1,379,458
Gross loss and LAE reserves	1,648,764	1,607,555	1,557,991	966,117	724,612
Net loss and LAE reserves	847,303	696,116	578,976	463,788	374,171
Senior Notes	123,673	123,560	—	—	—
Stockholders’ equity	662,106	551,343	470,238	328,578	290,028
Common shares outstanding (000s)	16,873	16,736	16,617	12,657	12,535
Book value per share(2)	$39.24	$32.94	$28.30	$25.96	$23.14
Statutory surplus of Navigators Insurance Company	$578,668	$524,188	$356,484	$235,561	$210,324

(1)	Calculated based on earned premium.
(2)	Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see “Note on Forward-Looking Statements” and “Risk Factors” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

Overview
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consists of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes our U. K. Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.
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
The discussions that follow include tables, which contain both our consolidated and segment operating results for each of the years in the three—year period ended December 31, 2007. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) divided by earned premium. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Although not a financial measure, management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and low frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory coverage requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull which provides coverage for physical damage to, for example, highly valued cruise ships, and directors and officers liability (“D&O”) insurance which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.
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
Up until 2006, we have experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from

Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions have returned as available capacity has increased. The 2007 average renewal rates for our Insurance Companies marine business decreased approximately 1.2% for the fourth quarter and 0.1% for the twelve month period, including offshore energy 2007 average renewal rates which decreased approximately 14.2% for the fourth quarter and 2.4% for the twelve months. The 2007 average renewal rates for our Lloyd’s Operations marine business decreased approximately 5.1% for the fourth quarter and 1.2% for the twelve month period, including offshore energy 2007 average renewal rates which decreased approximately 5.5% for the fourth quarter and 3.7% for the twelve months. We expect continuing overall declines in 2008 pricing for marine lines of business, including offshore energy, as additional capacity continues to re-enter the marine market.
Specialty liability losses in 2001 to 2003, particularly for our construction liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in approximate rate increases of 13% in 2004 and 49% in 2003. This was followed by a slight decline in rates of approximately 1% in 2005. The 2006 year average renewal rates for the construction liability business declined approximately 6%, primarily due to additional competition in the marketplace. This decline continued into 2007 with average renewal rates declining approximately 9.7% for the fourth quarter and 10.7% for the twelve months. We expect competitive conditions will continue into 2008 resulting in continued declines in pricing for construction liability and excess liability business.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Average 2007 professional liability renewal premium rates decreased approximately 5.0% for the fourth quarter and 6.6% for the twelve months compared to relatively level rates in both the 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial rate increases in 2003 and 2002, particularly for D&O insurance. The 2007 D&O insurance renewal premium rates decreased approximately 3.3% for the fourth quarter and 7.9% for the twelve months following decreases of approximately 2% for both 2006 and 2005 and a decrease of 10% in 2004. We anticipate continuing declines in 2008 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.
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
For additional information regarding our business, see “Description of Business—General.”

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
The Company has significant catastrophe exposures throughout the world with the largest catastrophe exposure for offshore energy risks due to hurricanes in the Gulf of Mexico. Based on an assessment made at the end of 2007 taking into account the 2008 reinsurance structure, the Company believes that its estimated probable maximum pre-tax gross and net loss exposure in a so-called or theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico would approximate $221 million and $32 million, respectively, including the cost of reinsurance reinstatement premiums. There are a number of significant assumptions and related variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.
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

Hurricanes Katrina, Rita and Wilma
Hurricanes Katrina and Rita (the “2005 Hurricanes”) which occurred in the 2005 third quarter generated substantial losses to the property and casualty industry and the marine and energy insurance market due principally to offshore energy losses. Hurricane Wilma, which occurred in the 2005 fourth quarter, also generated substantial losses to the property and casualty industry but was not significant to either the marine and energy line of business or to the Company in general, in comparison to Hurricanes Katrina and Rita. There were no significant hurricane losses in 2007 or 2006 that impacted the marine and energy lines of business of the Company. See “Description of Business—Loss Reserves” included herein for a discussion of the impact of the 2005 Hurricanes on our financial results.
The impact of the 2005 Hurricanes on our 2005 financial results follow:

	Hurricane	Hurricane
	Katrina	Rita	Total

	($ in thousands)

Reduction in net earned premiums for reinstatement costs	$11,149	$3,316	$14,465
Gross losses incurred	261,661	209,366	471,027
Reinsurance recoverable	249,838	198,901	448,739

Net losses incurred	11,823	10,465	22,288

Underwriting loss	$22,972	$13,781	$36,753

After-tax net loss	$14,932	$8,958	$23,890

Reduction in earnings per share	$1.10	$0.65	$1.75

Effect on combined ratio:
Loss and LAE ratio	5.5%	3.7%	9.2%
Expense ratio	1.0%	0.3%	1.3%

Combined ratio	6.5%	4.0%	10.5%

Hurricane Katrina struck Louisiana, Mississippi, Alabama and surrounding areas on August 29, 2005 and Hurricane Rita struck Texas and Louisiana and surrounding areas on September 24, 2005. Both storms caused significant destruction in these areas including offshore energy exposures in the Gulf of Mexico. Our initial estimates of net losses related to each hurricane were developed from a combination of preliminary claims notifications received from brokers and insureds, portfolio modeling based upon the storm tracks of these hurricanes and the Company’s own internal assessment of the exposures insured under individual policies. A substantial portion of the Company’s estimated loss is due to offshore energy exposures in the Gulf of Mexico.
Since the 2005 third quarter, the Company has been continually monitoring the development of paid and reported claims activities in relation to the estimate of ultimate losses established for the 2005 Hurricanes. The overall effect on 2007 losses incurred for the Company from the 2005 Hurricanes reviews was a benefit of $1.9 million. In addition, reinstatement costs were reduced by $0.7 million which increased net written and earned premium. See “Segment Information” included herein for discussions of the effect that the changes to the estimates related to the 2005 Hurricanes had on our Insurance Companies and Lloyd’s Operations.
Management believes that should any adverse loss development for gross claims occur, it would be contained within our reinsurance program. Our actual losses from such hurricanes may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that for the purposes of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from the 2005 Hurricanes are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.
Approximately 25% of the gross losses incurred for the 2005 Hurricanes were generated by our Lloyd’s Operations from assumed excess of loss marine reinsurance, a substantial portion of which was retroceded. A large portion of this assumed reinsurance was not renewed.
To the extent a hurricane similar in force and following similar paths of Hurricane Katrina or Rita were to occur in 2008, the Company’s gross losses would be substantially less than in 2005 given the reductions in coverages provided by the Company in the Gulf of Mexico but the net loss would be somewhat higher given the reduced availability of excess of loss reinsurance protection for such exposures coupled with the increased cost of excess of loss reinstatement premiums.

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
Reserves for Losses and LAE. Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Additional information regarding our loss reserves can be found in “—Results of Operations—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred,” “Description of Business—Reserves,” and Note 5, Reserves for Losses and Loss Adjustment Expenses, to our consolidated audited financial statements, all of which are included herein.
Reinsurance Recoverables. Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Additional information regarding our reinsurance recoverables can be found in the “Description of Business—Reinsurance Ceded” section and Note 6, Reinsurance, to our consolidated audited financial statements, both included herein.
Written and Unearned Premium. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Additional information regarding our written and unearned premium can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 6, Reinsurance, to our consolidated audited financial statements, both included herein.
Substantially all of our business is placed through agents and brokers. Since the vast majority of the Company’s gross written premium is primary or direct as opposed to assumed (92% direct in 2007, 93% direct in 2006 and 90% direct in 2005) the delays in reporting assumed premium generally do not have a significant effect on the Company’s financial statements, since we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.
A portion of the Company’s premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd’s Operations. We generally do not experience any significant backlog in processing premiums. Of the $1.07 billion of gross written premium recorded in 2007, $106.6 million or approximately 10% was estimated. The estimated premium was 10% and 11% of the gross written premium in 2006 and 2005, respectively. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.
Deferred Tax Assets. We apply the asset and liability method of accounting for income taxes whereby deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Additional information regarding our deferred tax assets can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 7, Income Taxes, to our consolidated audited financial statements, both included herein.
Impairment of Investment Securities. Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. For additional detail regarding our investment portfolio at December 31, 2007 and 2006, including disclosures regarding other-than-temporary declines in investment value, see the “Description of Business—Investments” section and Note 4, Investments, to our consolidated audited financial statements, both included herein.
As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions and assessing value relative to other comparable securities. Management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available-for-sale.
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
Accounting for Lloyd’s Results.  We record our pro rata share of Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”). The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss. Additional information regarding our accounting for Lloyd’s results can be found in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated audited financial statements, included herein.
Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. (“SFAS”) 52, Foreign Currency Translation, issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Statement of income amounts expressed in functional currencies are translated using average exchange rates.
Realized gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company’s Consolidated Statements of Income.

Results of Operations and Overview
The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2007, 2006 and 2005. All earnings per share data is presented on a per diluted share basis.
Net income for 2007, 2006 and 2005 was $95.6 million or $5.62 per share, $72.6 million or $4.30 per share and $23.6 million or $1.73 per share, respectively. The 2005 year was adversely impacted by Hurricanes Katrina and Rita. When excluding the storm losses in 2005, underwriting profitability during such periods, as measured by the Company’s combined ratios, has improved for the 2007, 2006 and 2005 business written. This improvement in underwriting profitability reflects increasing premium rates as a result of favorable market conditions beginning in late 2000 and continuing to a lesser extent through 2004, and then leveling off in 2005 and remaining level or declining slightly in 2006 and 2007 except for marine offshore energy rates which increased beginning in the 2005 fourth quarter and into 2006 as a result of Hurricanes Katrina and Rita. We experienced premium growth as measured by net earned premium in 2007, 2006 and 2005 of 28.5%, 38.3% and 8.9%, respectively, due to the combination of increased premium rates, business expansion and retaining more business.
Consolidated stockholders’ equity increased 20.1% to $662.1 million or $39.24 per share at December 31, 2007 compared to $551.3 million or $32.94 per share at December 31, 2006. The increase was primarily due to 2007 net income of $95.6 million.

Cash flow from operations was $284.6 million, $146.0 million and $247.8 million in 2007, 2006 and 2005, respectively, contributing to the growth in invested assets and net investment income. Investment income increased 24.2% in 2007 to $70.6 million compared to 2006 and increased 53.5% in 2006 to $56.9 million compared to 2005 as the result of both the increase in invested assets and the increase in investment yields.
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company.

2007 Results
The 2007 results of operations reflect improved financial performance compared to 2006 due to a combination of improved underwriting results and the growth in investment income.
The underwriting results benefited from increased net premium revenues despite continuing softening market conditions, and the recording of a net redundancy of prior years’ loss reserves of $47.0 million, or $1.80 per share, which reduced the 2007 combined ratio of 87.5% by 7.8 loss ratio points.
Net investment income increased 24.2% due to the cash flow from operations. The pre- tax investment yield was 4.4% in 2007 and 2006.

2006 Results
The 2006 results of operations reflect improved financial performance compared to 2005 (excluding the 2005 Hurricanes) due to a combination of improved underwriting results and the growth in net investment income.
The 2006 underwriting results generally benefited from increased net premium revenues and the stable or slightly declining market conditions in the professional liability and general liability markets and improved market conditions as reflected in increased premium rates in the marine business coupled with the recording of a net redundancy of prior years’ loss reserves of $17.2 million, or $0.66 per share, which reduced the 2006 combined ratio of 87.8% by 3.7 loss ratio points.
Net investment income increased 53.5% due to the cash flow from operations coupled with the net proceeds from the Company’s April 2006 debt offering and the Company’s October 2005 equity offering, and the increase in the pre-tax investment yield to 4.4% in 2006 compared to 3.8% in 2005.

2005 Results
The 2005 results of operations reflect improved financial performance consistent with the 2004 year excluding hurricane losses. The 2005 results of operations were adversely impacted by an after-tax charge of $23.9 million, or $1.75 per share, from the losses resulting from Hurricanes Katrina and Rita. The Company’s combined ratio of 101.3% was negatively impacted by 10.5 loss ratio points from Hurricanes Katrina and Rita while being reduced by 1.1 loss ratio points from a net redundancy of prior years’ loss reserves of $3.8 million, or $0.18 per share.
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

Revenues. Gross written premium increased to $1.07 billion in 2007 from $970.8 million in 2006 and from $779.6 million in 2005, increases of 10.2%, 25.0% and 12.0% in 2007, 2006 and 2005, respectively. The growth in gross premiums over the three year period reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies. The premium rate increases or decreases as noted below for marine, specialty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which generally would be more competitively priced compared to renewal business. The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Year Ended December 31,

	2007				2006				2005
	Gross		Net	Net	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium	Premium	%	Premium	Premium

	($ in thousands)

Insurance Companies:
Marine	$266,647	24.9%	$137,724	$133,452	$266,351	27.4%	$128,920	$115,093	$233,688	29.9%	$88,591	$83,499
Specialty	381,393	35.6%	263,433	243,915	311,376	32.1%	195,104	172,479	210,483	27.0%	145,199	117,208
Professional Liability	99,556	9.3%	59,117	55,149	92,760	9.6%	51,192	41,437	86,929	11.2%	35,626	30,118
Other(1)	26,750	2.5%	17,744	10,940	2,359	0.2%	963	714	(1,419)	−0.2%	(1,671)	(779)

Insurance Cos. Total	774,346	72.3%	478,018	443,456	672,846	69.3%	376,179	329,723	529,681	67.9%	267,745	230,046

Lloyd’s Operations:
Marine	225,216	21.0%	131,430	132,443	245,134	25.3%	127,636	130,644	207,170	26.6%	99,797	102,632
Professional Liability	34,281	3.2%	23,349	17,659	21,759	2.2%	9,016	4,237	6,646	0.9%	2,613	1,240
Other(2)	36,864	3.5%	12,999	8,419	31,051	3.2%	7,976	3,719	34,567	4.4%	10,504	4,633

Lloyd’s Ops Total	296,361	27.7%	167,778	158,521	297,944	30.7%	144,628	138,600	248,383	31.9%	112,914	108,505

Intercompany elimination	—	0.0%	—	—	—	0.0%	—	—	1,515	0.2%	—	—

Total	$1,070,707	100.0%	$645,796	$601,977	$970,790	100.0%	$520,807	$468,323	$779,579	100.0%	$380,659	$338,551

(1)	Includes inland marine, European property and run-off business.
(2)	Includes European property, engineering and construction business.

Gross Written Premium

Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for each of the years in the three-year period ended December 31, 2007 consisted of the following:

	2007	2006	2005

Marine liability	32%	32%	33%
Offshore energy	19%	20%	18%
Cargo	11%	10%	10%
P&I	10%	9%	6%
Bluewater hull	9%	7%	8%
Transport	7%	10%	12%
Craft/fishing vessels	6%	6%	6%
Other	6%	6%	7%

Total	100%	100%	100%

The marine gross written premium for 2007 increased 0.1% compared to 2006 reflecting flattening or declining premium in several classes of business due to increased competitive market conditions. The average marine renewal premium rates during 2007 decreased approximately 0.1%. The marine gross written premium for 2006 increased 14.0% compared to 2005 due to growth across several lines of business including offshore energy which benefited from rate increases following losses from the 2005 Hurricanes and protection and indemnity where growth was driven by new business. The average overall marine renewal premium rates during 2006 increased approximately 11%, including the approximate 54% increase in offshore energy rates which was primarily the result of the 2005 Hurricane losses. The 2005 marine gross written premium increased 11.1% principally due to growth across several lines of business including cargo, offshore energy and liability. The rate increases in the marine business averaged approximately 1.5% in 2005. During 2005, we also began to insure customs bonds.

Specialty Premium. The gross written premium for each of the years in the three-year period ended December 31, 2007 consisted of the following:

	2007	2006	2005

Construction liability	47%	51%	62%
Excess casualty	15%	17%	12%
Primary casualty	13%	7%	0%
Commercial middle markets	12%	12%	11%
Personal umbrella	10%	11%	12%
Other	3%	2%	3%

Total	100%	100%	100%

The 2007 gross written premium increased 22.5% when compared to 2006 reflecting growth across all lines of business including primary casualty which started in the third quarter of 2006. The 2006 gross written premium increased 47.9% when compared to 2005 also reflecting growth across all lines of business along with including premiums generated from our primary casualty business which started in the third quarter of 2006. During 2005 we launched our excess casualty division in the first quarter and expanded our presence in the hospitality business by writing general liability insurance which includes liquor law liability coverage for commercial establishments such as bars, restaurants and night clubs contained in our middle markets unit. We also commenced writing first party personal lines warranty coverage on underground fuel tanks excluding pollution coverage. The average renewal premium rate changes in the contractors’ liability business decreased approximately 11%, 6% and 1% in 2007, 2006 and 2005, respectively, following increases of 13% and 49% in 2004 and 2003, respectively.
Professional Liability Premium.  The gross written premium for each of the years in the three-year period ended December 31, 2007 consisted of the following:

	2007	2006	2005

D&O (public and private)	68%	68%	54%
Lawyers and other professionals	25%	24%	36%
Architects and engineers	7%	8%	10%

Total	100%	100%	100%

The professional liability premium increased 7.3% to $99.6 million in 2007 from $92.8 million in 2006 when it increased 6.7% from $86.9 million in 2005 reflecting growth and the expansion in all lines of our professional liability business. Average 2007 renewal premium rates for this business decreased approximately 6.6% after being relatively level in 2006 and 2005. D&O average renewal premium rates decreased approximately 7.9% in 2007, 2% in 2006 and 2.3% in 2005.
During the 2006 first quarter, the Company entered into an agreement to acquire the renewal rights to the D&O and employment practices liability policy portfolios of Genesis Professional Liability Managers, Inc. (“Genesis”). The transaction does not include any past or existing liabilities of the policy portfolios. The Company pays an annual override or fee to Genesis based on gross written premium for a two year period to the extent the Genesis business is underwritten and renewed by the Company.
Other Premium. Other premium includes domestic inland marine business and European property business written by the U.K. Branch, which were both started by the Company in 2006.

Lloyd’s Operations’ Gross Written Premium

Marine Premium.  The gross written premium for each of the years in the three-year period ended December 31, 2007 consisted of the following:

	2007	2006	2005

Cargo and specie	39%	43%	36%
Offshore energy	22%	24%	15%
Marine liability	21%	19%	19%
Assumed reinsurance	11%	7%	9%
Hull	6%	6%	5%
Other	1%	1%	16%

Total	100%	100%	100%

The 2007 decrease in gross written premium of 8.1% resulted from generally deteriorating market conditions that have led us to decline risks that we believe are not adequately priced, particularly in the offshore line of business. In addition, some premium estimates recorded during 2006 have been lowered during 2007, which has reduced the 2007 calendar year gross written premium. The 2006 increase of 18.3% resulted from growth across several lines of business but primarily offshore energy which benefited from rate increases following losses from the 2005 Hurricanes. In September 2005, the Company purchased the remaining outstanding 2.5% interest of Syndicate 1221’s stamp capacity for the 2006 underwriting year.
The average renewal premium rate decreased approximately 1% in 2007 and increased approximately 13% and 3% in 2006 and 2005, respectively. The 2006 increase started in the 2005 fourth quarter in the offshore energy business resulting from losses caused by Hurricanes Katrina and Rita.
In January 2005, we formed Navigators NV, a subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and writes transport liability, cargo and marine liability business on behalf of Syndicate 1221.
Professional Liability Premium. Syndicate 1221 commenced writing professional liability business during the second quarter of 2005. The 2007 gross written premium increased 57.5% to $34.3 million, due to continued expansion and geographic diversification of the book and consisted of the following:

	2007	2006	2005

E&O	52%	52%	0%
D&O (public and private)	48%	48%	100%

Total	100%	100%	100%

Other Premium. Other premium consists of gross written premium for European property business, engineering and construction business which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of premium for onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.
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

The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	2007		2006		2005

		% of		% of		% of
	Ceded	Gross	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written	Written	Written
	Premium	Premium	Premium	Premium	Premium	Premium

	($ in thousands)

Insurance Companies
Marine	$128,923	48.3%	$137,431	51.6%	$145,097	62.1%
Specialty	117,960	30.9%	116,272	37.3%	65,284	31.0%
Professional Liability	40,439	40.6%	41,568	44.8%	51,303	59.0%
Other (includes run-off)	9,006	33.7%	1,396	59.2%	252	NM

Subtotal	296,328	38.3%	296,667	44.1%	261,936	49.5%

Lloyd’s Operations
Marine	93,786	41.6%	117,498	47.9%	107,373	51.8%
Professional Liability	10,932	31.9%	12,743	58.6%	4,033	60.7%
Other	23,865	64.7%	23,075	74.3%	24,063	69.6%

Subtotal	128,583	43.4%	153,316	51.5%	135,469	54.5%

Intercompany elimination	—	NM	—	NM	1,515	100.0%

Total	$424,911	39.7%	$449,983	46.4%	$398,920	51.2%

NM = not meaningful

The ratio of total ceded written premium to total gross written premium in 2007 was 39.7% compared to 46.4% for 2006 and 51.2% for 2005. The Insurance Companies’ marine and Lloyd’s Operations 2005 ceded written premium includes $14.4 million of reinstatement premium related to the losses from the 2005 Hurricanes.
Excluding the effect of ceded reinstatement premiums for hurricane losses for 2005, the ratio of ceded written premium to gross written premium was 49.3%. The decline in the ratio of ceded written premium to gross written premium in 2007 compared to 2006 was due to a combination of the following factors:

•	Modest reductions in the amounts of marine insurance ceded on a pro rata basis by the Insurance Companies.
•	Increases in our net retentions on the professional liability pro rata reinsurance treaty which renewed April 1, 2006. No changes occurred for the April 1, 2007 renewal.
•	An increase in the proportion of specialty gross written premium, in which we retain a higher proportion of premium relative to our other lines, to the overall total gross written premium. In addition, effective April 1, 2007, the Company increased its retention from $500,000 to $1 million for the contractors liability business which reduced the amount of premium ceded. Somewhat offsetting retaining more contractors liability premium, the Company generally reinsures a large percentage of its new lines of business and increases its retention as the business matures over time.
•	Reductions in the amount of business ceded on a pro rata basis by the Lloyd’s Operations coupled with reductions in reinsurer participation in our Syndicate 1221 stamp capacity.
The ratio of ceded written premium to gross written premium declined in 2006 compared to 2005 due to the following factors:

•	Retaining more premiums in our marine unit.
•	Restructuring our professional liability reinsurance to retain more business net effective April 1, 2006.
•	Purchased the 2.5% minority interest and replaced a 5% capacity provider with our own letter of credit in Syndicate 1221 effective January 1, 2006.
Net Written Premium. The 2007 net written premium increased 24.0% compared to 2006. The 2006 net written premium increased 36.8% compared to 2005. The increase was 31.8% when excluding the $14.5 million of ceded reinstatement premiums resulting from the 2005 Hurricanes. The increases in net written premium are reflective of the changes in gross written and ceded written premium discussed above.
Net Earned Premium. Net earned premium increased 28.5% in 2007 compared to 2006 and increased 38.3% in 2006 compared to 2005. The 2007 and 2006 net earned premium reflects the strong growth in written premiums discussed above and, for 2006, the effect of ceded reinstatement premiums resulting from storm losses that affected 2005. The 2005 net earned premium was reduced by $14.5 million of reinstatement premium as a result of the losses from the 2005 Hurricanes. Excluding the effects for ceded reinstatement premiums as a result of the 2005 Hurricanes, net earned premium increased 32.7% in 2006 compared to 2005.
Commission Income. Commission income from unaffiliated business decreased 43.5% to $1.7 million in 2007 compared to 2006 and decreased 45.9% to $3.1 million in 2006 compared to $5.7 million in 2005. The 2007 and 2006 amounts reflect the elimination of the marine pool. Beginning with the 2006 underwriting year, there are no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.
Net Investment Income. Net investment income increased 24.2% and 53.5% in 2007 and 2006, respectively, due primarily to the increase in invested assets resulting from positive cash flow from operations, net proceeds from the debt and common stock offerings of $123.5 million and $123.8 million received in April 2006 and October 2005, respectively, and moderately increased yields. See the “Description of Business—Investments” section included herein for additional information regarding our net investment income.
Net Realized Capital Gains (Losses). Pre-tax net income included $2.0 million of net realized capital gains for 2007 compared to net realized capital losses of $1.0 million for 2006 and net realized capital gains of $1.2 million for 2005. On an after-tax basis, the net realized capital gains were $1.3 million or $0.08 per share for 2007 compared to the net realized capital losses of $0.7 million or $0.04 per share for 2006 and the net realized capital gains of $0.8 million or $0.06 per share for 2005.
Other Income/(Expense). Other income/(expense) for 2007, 2006 and 2005 consisted principally of both foreign exchange gains and (losses) of $(0.7) million, ($1.8) million and $1.7 million, respectively, primarily related to the Lloyd’s Operations, and of inspection fee income of $0.9 million, $0.9 million and $1.0 million, respectively, related to the specialty insurance business.
Operating Expenses.
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net loss and loss adjustment expenses incurred to net earned premium (loss ratios) were 56.6%, 57.7% and 69.6% in 2007, 2006 and 2005, respectively. The 2007 loss ratio of 56.6% was favorably impacted by 7.8 loss ratio points resulting from the $47.0 million net redundancy of prior year loss reserves. The 2007 loss ratio also included 0.9 loss ratio points for the U.K. flood losses in the Insurance Companies’ U.K. Branch’s property business and the Lloyd’s marine cargo business. The 2006 loss ratio of 57.7% was favorably impacted by 3.7 loss ratio points resulting from the $17.2 million net redundancy of prior year loss reserves.
The 2005 loss ratio of 69.6% was adversely impacted by 1.1 loss ratio points resulting from the $3.8 million net redundancy of prior years’ loss reserves and by 9.2 loss ratio points related to the 2005 Hurricanes. The pre-tax net loss as the result of losses caused by Hurricanes Katrina and Rita of approximately $36.7 million, including $14.5 million of reinstatement costs, increased the 2005 combined ratio by 10.5 ratio points.

During 2007, we reduced our reinstatement cost estimates by $0.7 million and our net loss incurred estimate by $1.9 million for the 2005 Hurricanes, which increased our 2007 pre-tax income by $2.6 million. The reserve reductions resulted from quarterly reviews of such 2005 Hurricanes’ exposures during 2007, which reduced gross losses incurred by $29.3 million and $1.9 million on a net basis. As a result of these reviews we also reallocated our net retention for these events between our Insurance Companies and Lloyd’s operations and the result was to increase the Insurance Companies loss incurred by $1.5 million and decrease the Lloyd’s loss incurred by $3.4 million. A summary of our losses incurred and reserves is as follows:

	Year Ended December 31,
	2007	2006	2005

	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$319,230	$465,728	$—
Incurred loss & LAE	(29,349)	—	471,122
Calendar year payments	148,050	146,498	5,394

Ending gross reserves	$141,831	$319,230	$465,728

Gross case loss reserves	$94,959	$172,916	$210,579
Gross IBNR loss reserves	46,872	146,314	255,149

Ending gross reserves	$141,831	$319,230	$465,728

Net of Reinsurance
Beginning net reserves	$10,003	$19,408	$—
Incurred loss & LAE	(1,909)	—	22,295
Calendar year payments	3,575	9,405	2,887

Ending net reserves	$4,519	$10,003	$19,408

Net case loss reserves	$646	$3,628	$8,127
Net IBNR loss reserves	3,873	6,375	11,281

Ending net reserves	$4,519	$10,003	$19,408

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) for the periods indicated:

	December 31,	December 31,
	2007	2006	Change

	($ in thousands)

Gross reserves for losses and LAE	$1,648,764	$1,607,555	$41,209
Less: Reinsurance recoverable on unpaid losses and LAE reserves	801,461	911,439	(109,978)

Net loss and LAE reserves	$847,303	$696,116	$151,187

The following tables sets forth our net reported loss and LAE reserves and net IBNR reserves (a non-GAAP measure reconciled above) by segment and line of business for the periods indicated:

	December 31, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves

	($ in thousands)

Insurance Companies:
Marine	$93,110	$103,229	$196,339	52.6%
Specialty
Construction liability	36,137	213,453	249,590	85.5%
All other liability	28,608	65,361	93,969	69.6%

Total Specialty	64,745	278,814	343,559	81.2%

Professional liability	20,335	50,584	70,919	71.3%
Other	13,147	11,717	24,864	47.1%

Total Insurance Companies	191,337	444,344	635,681	69.9%

Lloyd’s Operations:
Marine	89,957	93,069	183,026	50.9%
Other	7,485	21,111	28,596	73.8%

Total Lloyd’s Operations	97,442	114,180	211,622	54.0%

Total	$288,779	$558,524	$847,303	65.9%

	December 31, 2006
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves

	($ in thousands)

Insurance Companies:
Marine	$83,295	$96,098	$179,393	53.6%
Specialty
Construction liability	40,070	166,179	206,249	80.6%
All other liability	15,214	39,381	54,595	72.1%

Total Specialty	55,284	205,560	260,844	78.8%

Professional liability	14,013	37,558	51,571	72.8%
Other	9,867	9,432	19,299	48.9%

Total Insurance Companies	162,459	348,648	511,107	68.2%

Lloyd’s Operations:
Marine	77,621	95,876	173,497	55.3%
Other	3,103	8,409	11,512	73.0%

Total Lloyd’s Operations	80,724	104,285	185,009	56.4%

Total	$243,183	$452,933	$696,116	65.1%

At December, 2007, the IBNR loss reserve was $558.5 million or 65.9% of our total loss reserves compared to $452.9 million or 65.1% in 2006.
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
The increase in gross incurred losses on the Company’s 2007 and 2006 balance sheets primarily relates to incurred losses for events occurring in those years less loss payments. Gross loss reserves and related reinsurance recoverable amounts related to losses from the 2005 Hurricanes were $141.8 million and $137.3 million at December 31, 2007, respectively, compared to $319.2 million and $309.2 million at December 31, 2006.
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
As illustrated in the following table, our overall reinsurance recoverable amounts for paid and unpaid losses have declined during 2007 as the Company continues to bill and collect its recoverables for Hurricanes Katrina and Rita loss payments and retains more of its business:

	December 31,	December 31,
	2007	2006	Change

	($ in thousands)

Gross reserves for losses and LAE	$1,648,764	$1,607,555	$41,209
Less: Reinsurance recoverable on unpaid losses and LAE reserves	801,461	911,439	(109,978)

Net loss and LAE reserves	$847,303	$696,116	$151,187

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
As discussed below and under the caption “Description of Business—Loss Reserves,” there are a number of factors that could cause actual losses and loss adjustment expenses to differ materially from the amount that we have reserved for losses and loss adjustment expenses.
The process of establishing loss reserves is complex and imprecise as it must take into account many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.
The Company’s actuaries generally calculate the IBNR loss reserves for each line of business by underwriting year for major products principally using two standard actuarial methodologies which are projection or extrapolation techniques: the loss ratio method and the Bornheutter-Ferguson method. The loss ratio method is used to calculate the IBNR for the most current underwriting year while the Bornheutter-Ferguson method is used to calculate the IBNR for all prior underwriting years, except as otherwise described below. Such methodologies are supplemented in most instances by the loss development method and the frequency/severity method which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments under the loss ratio method and the Bornheutter-Ferguson method. In utilizing these methodologies, each of which is generally applicable to both long-tail and short-tail lines of business and all of which are described below, to develop our IBNR loss reserves, a key objective of our actuaries is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected more reliably. This process requires the substantial use of informed judgment and is inherently uncertain.
There are instances in which facts and circumstances require a deviation from the general process described above. Two such instances relate to the IBNR loss reserve processes for our 2005 Hurricanes Katrina and Rita losses and our asbestos exposures, where extrapolation techniques are not applied, except in a limited way, given the unique nature of hurricane losses and limited population of marine excess policies with potential asbestos exposures. In such circumstances, inventories of the policy limits exposed to losses coupled with reported losses are analyzed and evaluated principally by claims personnel and underwriters to establish IBNR loss reserves. At December 31, 2007, the gross and net loss reserve amounts of our 2005 Hurricanes Katrina and Rita losses were $141.8 million and $4.5 million, respectively, and the gross and net loss reserve amounts for our asbestos exposures were $23.2 million and $16.7 million, respectively.
A brief summary of each actuarial method discussed above follows:
Loss ratio method: This method is based on the assumption that ultimate losses vary proportionately with premiums. Pursuant to the loss ratio method, IBNR loss reserves are calculated by multiplying the earned premium by an expected ultimate loss ratio to estimate the ultimate losses for each underwriting year, then subtracting the reported losses, consisting of paid losses and case loss reserves, to determine the IBNR loss reserve amount. The ultimate loss ratios applied are the Company’s best estimates for each underwriting year and are generally determined after evaluating a number of factors which include: information derived by underwriters and actuaries in the initial pricing of the business, the ultimate loss ratios established in the prior accounting period and the related judgments applied, the ultimate loss ratios of previous underwriting years, premium rate changes, underwriting and coverage changes, changes in terms and conditions, legislative changes, exposure trends, loss development trends, claim frequency and severity trends, paid claims activity, remaining open case reserves and industry data where deemed appropriate. Such factors are also evaluated when selecting ultimate loss ratios and/or loss development factors in the methods described below.
Bornheutter-Ferguson method: The Bornheutter-Ferguson method calculates the IBNR loss reserves as the product of the earned premium, an expected ultimate loss ratio, and a loss development factor that represents the expected percentage of the ultimate losses that have been incurred but not yet reported.

The loss development factor equals one hundred percent less the expected percentage of losses that have thus far been reported, which is generally calculated as an average of the percentage of losses reported for comparable reporting periods of prior underwriting years. The expected ultimate loss ratio is generally determined in the same manner as in the loss ratio method.
Loss development method: The loss development method, also known as the chainladder or the link-ratio method, develops the IBNR loss reserves by multiplying the paid or reported losses by a loss development factor to estimate the ultimate losses, then subtracting the reported losses, consisting of paid losses and case loss reserves, to determine the IBNR loss reserves. The loss development factor is the reciprocal of the expected percentage of losses that have thus far been reported, which is generally calculated as an average of the percentage of losses reported for comparable reporting periods of prior underwriting years.
Frequency/severity method: The frequency/severity method calculates the IBNR loss reserves by separately projecting claim count and average cost per claim data on either a paid or incurred basis. It estimates the expected ultimate losses as the product of the ultimate number of claims that are expected to be reported and the expected average amount of these claims.
An annual loss reserve study is conducted by the Company’s actuaries for each major line of business employing the methodologies as described above with the timing of such studies varying throughout the year. Additionally, a review of the emergence of actual losses relative to expectations for each line of business, generally derived from the annual reserve study, is conducted each quarter to determine whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for each product line. Such reviews may result in maintaining or revising assumptions regarding future loss development based on various quantitative and qualitative considerations. If actual loss activity differs from expectations, an upward or downward adjustment to loss reserves may occur. As time passes, estimated loss reserves for an underwriting year will be based more on historical loss activity and loss development patterns rather than on assumptions based on underwriters’ input, pricing assumptions or industry experience.
The following discusses the method used for calculating the IBNR for each line of business and key assumptions used in applying the actuarial methods described.
Marine: Generally, two key assumptions are used by our actuaries in setting IBNR loss reserves for major products in this line of business. The first assumption is that our historical experience regarding paid and reported losses for each product where we have sufficient history can be relied on to predict future loss activity. The second assumption is that our underwriters’ assessments as to potential loss exposures are reliable indicators of the level of our expected loss activity. The specific loss reserves for marine are then analyzed separately by product based on such assumptions, except where noted below, with the major products including marine liability, offshore energy, cargo, protection and indemnity (“P&I”), transport and bluewater hull.
The claims emergence patterns for various marine product lines vary substantially. Our largest marine product line is marine liability, which has one of the longer loss development patterns. Marine liability protects an insured’s business from liability to third parties stemming from their marine-related operations, such as terminal operations, stevedoring and marina operations. Since marine liability claims generally involve a dispute as to the extent and amount of legal liability that our insured has to a third party, these claims tend to take a longer time to develop and settle. Other longer-tail marine product lines include P&I insurance, which provides coverage for third party liability as well as injury to crew for vessel operators, and transport insurance, which provides both property and third party liability on a primary basis to businesses such as port authorities, marine terminal operators and others engaged in the infrastructure of international transportation. Offshore energy provides physical damage coverage to offshore oil platforms along with offshore operations related to oil exploration and production. The significant offshore energy claims are generally caused by fire or storms, and thus tend to be large, infrequent, quickly reported, but occasionally not quickly settled because the damage is often extensive but not always immediately known. Other marine product lines have considerably shorter periods in which losses develop and settle. Ocean cargo insurance, for example, provides physical damage coverage to goods in the course of transit by water, air or land. By their nature, cargo claims tend to be reported quickly as losses typically result from an obvious peril such as fire, theft or weather. Similarly, bluewater hull insurance provides coverage against physical damage to ocean-going vessels. Such claims for physical damage generally are discovered, reported and settled quickly. The Company currently has extensive experience for all of these products and thus the IBNR loss reserves for all of the marine products are determined using the key assumptions and actuarial methodologies described above. Prior to 2007, however, as discussed below, the Company did not have sufficient experience in the transport product line and instead used its hull and liability products loss development experience as a key assumption in setting the IBNR loss reserves for its transport product.
Specialty: The reserves for specialty are established separately by product with the major product being contractors liability insurance. Other products include commercial middle markets, personal umbrella, primary casualty and excess casualty. Our actuaries generally utilize two key assumptions in this line of business: first, that our historical loss development patterns are reasonable predictors of future loss patterns and second, that our claims personnel’s assessment of our claims exposures and our underwriters’ assessment of our expected losses are reliable indicators of our loss exposure. However, this line of business includes a number of newer products where there is insufficient Company historical experience to project loss reserves and/or loss development is sparse or erratic, which makes extrapolation techniques for those products extremely difficult to apply, and in those circumstances we typically rely more on industry data and our underwriters’ input in setting assumptions for our IBNR loss reserves as opposed to historical loss development patterns. In addition, as discussed in more detail below with respect to construction defect reserves, our actuaries may take other market trends or events into account in setting IBNR loss reserves.
The substantial majority of the specialty loss reserves are for the contractors liability business, which insures mostly general and artisan contractors. Contractor liability claims are categorized into two claim types: construction defect and other general liability. Other general liability claims typically derive from workplace accidents or from negligence alleged by third parties, and take a long time to report and settle. Construction defect claims involve the discovery of damage to buildings that was caused by latent construction defects. These claims take a very long time to report and to settle compared to other general liability claims. Since construction defect claims report much later than other contractor liability claims, they are analyzed separately in the annual loss reserve study.
The Company has extensive history in the contractors liability business upon which to perform actuarial analyses and does use the key assumption noted above relating to its own historical experience as a reliable indicator of the future for this product. However, there is inherent uncertainty in the loss reserve estimation process for this line of business given both the long-tail nature of the liability claims and the continuing underwriting and coverage changes, claims handling and reserve changes, and legislative changes that have occurred over a several year period. Such factors are judgmentally taken into account in this line of business in specific periods. The underwriting and coverage changes include the migration to a non-admitted business from admitted business in 2003, which allowed the Company to exclude certain exposures previously permitted (for example, exposure to construction work performed prior to the policy inception), withdrawals from certain contractor classes previously underwritten and expansion into new states beginning in 2005. Claims changes include bringing the claim handling in-house in 1999 and changes in case reserving practices in 2003 and 2006. A California legislative change, the effects of which are yet to be fully understood by the industry, with respect to reserves and claim frequency for construction defect repairs, became effective July 1, 2002 with a sunset provision effective January 1, 2011. The law provides for an alternative dispute resolution system that attempts to involve all parties to a claim at an early stage. The legislation may be impacting claim severity, frequency and the length of settlement which may ultimately be different than historical loss development assumptions employed in our loss reserve process.
Most recently, in setting the IBNR loss reserves for construction defect claims, the Company’s actuaries have begun to consider a new qualitative factor based on their evolving concern with the recent decline in home values caused by the sub-prime home mortgage crisis and its possible impact on the frequency and severity of construction defect claims. As a result, the Company’s actuaries acknowledge this uncertainty and anticipate claims arising from alleged construction defects contributing to housing value declines on policies written on newly constructed homes in our portfolio. We believe our reserves remain adequate to address such potential exposure, but we can give no assurances with respect thereto.
The commercial middle markets business consists of general liability, auto liability and property exposures for a variety of commercial middle market businesses, principally hospitality, manufacturing and garages. Commencing in 2007, our actuaries are segmenting and analyzing the components of the loss development for this business among the property, liability and auto exposures which had been previously combined.
Personal umbrella coverage is purchased by individuals who seek higher limits of liability than are provided in their homeowners or personal automobile policies. Losses tend to be large and infrequent, and often result from automobile accidents. They are reserved primarily using the Company’s historical loss experience.
Primary casualty insurance provides primary general liability coverage principally to corporations in the construction and manufacturing sector. Excess casualty insurance is purchased by corporations which seek higher limits of liability than are provided in their primary casualty policies. Neither product line has a significant amount of loss activity reported to date. Because the Company has limited historical experience in these products, the IBNR loss reserves for both of these products currently are established using the loss ratio method primarily based on our underwriters’ input and industry loss experience.
Professional liability: The professional liability policies mainly provide coverage on a claims-made basis mostly for a one-year period. The reserves for professional liability are analyzed separately by product with the major products being directors and officers (“D&O”) liability coverage and errors and omissions (“E&O”) liability coverage for lawyers and other professionals.
The losses for D&O business are generally very large and infrequent, and typically involve securities class actions. D&O claims report reasonably quickly, but may take several years to settle. While the Company has been writing D&O business since 2001, the limited claim history is generally insufficient to establish IBNR loss reserves using Company data. As a result, the Company principally employs assumptions based on industry experience coupled with input from its underwriters and its claims staff’s assessment of potential exposure to establish IBNR loss reserves. Another key assumption with respect to establishing IBNR loss reserves for D&O business is that such industry experience is representative of our future potential loss development with respect to trends in class action activity, such as the impact of stock option backdating, IPO laddering and, most recently, the sub-prime mortgage crisis. As time passes, for a given underwriting year, additional weight is given to assumptions relating to our actual experience and claims outstanding.
The E&O IBNR loss reserve process is similar to the process for D&O, with the exception of a particular book of business of the U.K. Branch written from 2004 through 2006. For the U.K Branch E&O business, we assume the claims, while similar in nature to the claims in the U.S. E&O business, are larger, more frequent and have a longer loss development pattern. The IBNR loss reserves for the U.K. Branch E&O business are determined judgmentally after reviewing recent loss activity relative to the remaining in-force policy count and the loss activity for similar insureds.
Other: Loss reserves for other include inland marine business and European property business written by the U.K. Branch. Both businesses were started in 2006. The Company has limited loss history and relies primarily on assumptions based on underwriters’ input and industry experience. Also included are loss reserves for aviation, property and assumed reinsurance business in runoff since 1999, which are periodically monitored and evaluated by claims and actuarial personnel.
Lloyd’s Operations: Reserves for the Company’s Lloyd’s Operations are reviewed separately for the marine and professional liability lines by product. The major marine products are marine liability, offshore energy, cargo, specie and marine reinsurance, and the major products for professional liability are international D&O and international E&O.
The marine liability, offshore energy and cargo products and related loss exposures are similar in nature to that described for marine business above. Specie insurance provides property coverage for chattel, such as jewelry, fine art and cash in transit. Claims tend to be from theft or damage, and thus are small, quick to report and quick to settle. Marine reinsurance is a diversified global book of reinsurance, the majority of which consists of excess of loss reinsurance policies for which claims activity tends to be large and infrequent with loss development somewhat longer than for such products written on a direct basis. Marine reinsurance reinsures liability, cargo, hull and offshore energy exposures that are similar in nature to the marine business described above.
The process for establishing the IBNR loss reserves for the marine and professional liability lines of the Lloyd’s Operations, and the assumptions used as part of this process, are similar in nature to the process employed by the Insurance Companies. Other business for the Lloyd’s Operations includes European property and inland marine products, each of which is a new line of business where we have limited loss history and rely primarily on assumptions based on our underwriters’ input and industry loss experience.
The Lloyd’s Operations products also include property coverages for engineering and construction projects and onshore energy business, which are substantially reinsured. Losses from engineering and construction projects tend to result from loss of use due to construction delays while losses from onshore energy business are usually caused by fires or explosions. Large losses tend to be catastrophic in nature and are heavily reinsured. IBNR loss reserves for attritional losses are established based on the Syndicate’s extensive loss experience.

Prior Year Reserve Redundancies/Deficiencies
As part of our regular review of prior reserves, the Company’s actuaries may determine, based on their judgment, that certain assumptions made in the reserving process in prior years may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, our actuaries may make corresponding reserve adjustments.
Prior year reserve redundancies of $47.0 million, $17.2 million and $3.8 million net of reinsurance were recorded in 2007, 2006 and 2005, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period
To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is recorded as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.
Following is a discussion of relevant factors impacting our 2007 loss reserves:
The Insurance Companies recorded $10.7 million of net prior years’ savings for marine business comprised of $6.5 million of savings in the transport business, $3.7 million of savings in the marine liability business, $1.6 million of savings in the cargo business, $1.0 million of savings in each of the hull and offshore energy businesses; partially offset by $1.9 million of 2005 Hurricanes Katrina and Rita loss development and $1.6 million for uncollectible reinsurance recoverables for asbestos losses. The favorable development for the liability, cargo, hull and offshore energy coverages was primarily due to reduced claim activity for the 2005 and 2006 underwriting years. Prior to 2007, because the Company did not have sufficient experience in the transport product line, it instead used its hull and liability products loss development experience as a key assumption in setting the IBNR loss reserves for its transport product. Commencing in 2007, our actuaries determined that the Company’s loss development experience for its transport product had become sufficiently credible to begin establishing transport reserves using such experience, which resulted in the prior year savings referred to above recorded for this business.
The Insurance Companies recorded $12.1 million of net prior years’ savings for specialty business related to the contractors liability business for the years 1998 through 2006. The prior years’ savings recorded for contractors liability business was due mostly to continued favorable loss frequency and severity trends for 2003 to 2006 compared to expectations. Our actuaries believe that the favorable loss frequency trends result primarily from a number of underwriting and coverage changes since 2002, including the migration to non-admitted business from admitted business in 2003, which allowed the Company to exclude certain previously permitted exposures (for example, exposure to construction work performed prior to the policy inception), and withdrawals from certain contractor classes previously underwritten. Our actuaries believe that the favorable loss severity trends result primarily from improved claim practices coupled with a California legislative change, effective in mid-2002, which provides for an alternative dispute resolution system with respect to construction defect claims and is intended to avoid or mitigate costly litigation and claims settlements. While our actuaries were unable to precisely quantify the impact of each of the foregoing factors, such factors were judgmentally taken into account in recording such prior years’ savings for contractors liability business by evaluating actual loss development compared to expected loss development coupled with a frequency and severity claims analysis conducted in 2007.
The Insurance Companies have historically reserved for the professional liability business using ultimate loss ratios based on industry experience for this line of business given the Company’s limited claims history. Such industry experience is heavily influenced by the historical frequency and severity of large securities class action lawsuits. During 2007 the Insurance Companies reduced the net reserves for such claims-made policies compared to year-end 2006 by $10.4 million, mostly related to policies issued in 2004 and 2005. The reductions were made to recognize both the low level of open claim counts and the lack of claim severity compared to expectations at the time the reserves were initially established using industry experience.
In 2007, the Insurance Companies recorded approximately $0.6 million of net prior year savings from run-off business, principally resulting from a review of open claims files in the aviation business that was discontinued in 1999.
The Lloyd’s Operations recorded $13.2 million of net prior year savings, which included $3.4 million due to a review of the 2005 Hurricanes Katrina and Rita loss estimates, a release of approximately $2.0 million following a review of open claim files for the years 1998 to 2001, a $4.6 million reduction in our 2004 underwriting year estimates for the liability book due to favorable loss trends, and the remaining $3.2 million was mostly for offshore energy and liability business on business underwritten during 2002.
Following is a discussion of relevant factors impacting our 2006 loss reserves.
The Insurance Companies recorded $4.8 million of net prior years’ savings for marine business consisting of $7.9 million for business written in 2004 and 2005 mostly for favorable loss experience in cargo and marine liability business, partially offset by net prior years’ reserve deficiencies of $3.1 million for 2003 and prior years.
The Insurance Companies recorded $6.1 million of net prior years’ savings for specialty business of which $18.6 million was for favorable loss trends for construction liability business written in 2005 and 2004 offset by net prior years’ reserve deficiencies of $12.5 million principally for business written from 2003 to 2000 which was mostly for construction defect claims emergence in those years.
As discussed above, the Company establishes reserves for the professional liability business using ultimate loss ratios based on industry experience. During 2006 the Insurance Companies further reduced the net reserves for such claims made policies compared to year-end 2005, by $1.2 million mostly related to the 2004 year. The reductions were to recognize the low level of open claim counts and continued favorable development compared to expectations at the time the reserves were initially established.
The Lloyd’s Operations recorded $4.5 million of net prior years’ savings, which included $1.1 million related to a loss commutation for the 1999 to 2002 years, with the balance spread across several lines of business in the 2002 to 2004 years.
Following is a discussion of relevant factors impacting our 2005 loss reserves.
As discussed above, the Company establishes reserves for the professional liability business using ultimate loss ratios based on industry experience. During 2005, the Insurance Companies further reduced the reserves for such claims-made policies compared to year-end 2004, by approximately $3.0 million mostly all related to the 2003 and 2002 underwriting years. The reductions were to recognize the low level of claim counts and continued favorable development compared to expectations at the time the reserves were initially established.
The Insurance Companies recorded $1.6 million of net prior years’ savings from business assumed from the Lloyd’s Operations principally related to the 2003 underwriting year where loss reserves reductions were related to the reductions in premium estimates.
The Insurance Companies recorded $0.8 million of net prior years’ savings for run-off business principally due to favorable loss experience on aviation business discontinued in 1999.
The Insurance Companies recorded net prior years’ reserve deficiencies of $1.9 million for marine business principally due to an increase of approximately $4.5 million for unallocated loss adjustment expense reserves offset by net favorable loss experience of $2.6 million mostly related to the 2002 and prior underwriting years.
The Insurance Companies recorded net prior years’ reserve deficiencies of $0.9 million for specialty business due to a limited amount of adverse development for a line of business discontinued in 2005 and construction business offset by favorable development in specialty business written in the mid-west.
The Lloyd’s Operations recorded $1.2 million of net prior years’ savings mostly due to the favorable settlement of one large marine claim.

Sensitivity Analysis
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
The Company’s actuaries use various assumptions in determining a best estimate of reserves for each line of business. The importance of any specific assumption can vary by both individual product within a line of business and underwriting year. If actual experience differs from key assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves, particularly for long-tail casualty classes of business.
As discussed above, our actuaries generally apply the loss ratio method to calculate the IBNR loss reserve for the most current underwriting year while the Bornhuetter-Ferguson method is used to calculate the IBNR loss reserves for all prior underwriting years except in certain situations such as when limited or insufficient historical data is available.
Set forth below is a sensitivity analysis that estimates the effect on the Company’s net loss reserve position of using alternative expected loss ratios for the underwriting years 2000 to 2007 and alternative loss development factors for the underwriting years 2000 to 2006 rather than those actually used in determining the Company’s best estimates at December 31, 2007. The analysis addresses each major line of business and underwriting year for which a material deviation to the Company’s overall reserve position is believed reasonably possible, and uses what the Company believes is a reasonably likely range of potential deviation for each line of business. The underwriting years prior to 2000 were not included given the maturity of such years and their relatively small contribution to the overall IBNR loss reserve amount at December 31, 2007. Such underwriting years are therefore deemed to be less likely to cause a material deviation to the Company’s overall loss reserve position. There can be no assurance, however, that actual reserve development will be materially consistent with either the original or the adjusted expected loss ratios or loss development factor assumptions, or with other assumptions made in the reserving process, or that a material deviation in loss reserves will not occur for underwriting years prior to 2000.
For the selected alternative expected loss ratios, our actuaries observed the range of ultimate loss ratios recorded for the underwriting years 2000 to 2006 for each major line of business at December 31, 2007. After evaluating the range of ultimate loss ratio variances for each underwriting year, our actuaries judgmentally selected a range of reasonably likely variations from the ultimate loss ratios recorded for each line of business for each underwriting year out of the range of reasonably possible variations for each underwriting year.
The reasonably likely ranges of potential deviation in the loss ratios for each line of business for the 2000 to 2007 underwriting years expressed in loss ratio points are as follows:

Reasonably Likely Loss Ratio Point Variances:

	Decrease	Increase

Marine	6	6
Specialty	7	5
Professional Liability	18	13
Lloyd’s Operations	9	4

For the selected alternative loss development factors for the 2000 to 2006 underwriting years, our actuaries observed the range of historical loss development factors recorded for such underwriting years for each major line of business at December 31, 2007. After evaluating the range of loss development factor variances for each underwriting year, our actuaries judgmentally selected a range of reasonably likely variations to determine alternative IBNR loss reserve amounts compared to the amounts recorded for each line of business for the underwriting years 2000 to 2006 out of the range of reasonably possible variations for such underwriting years. Such variations represent the differences in the time that it takes for losses to develop for an underwriting year.
The reasonably likely ranges of potential deviations in the aggregate or overall loss development factors for all underwriting years for each line of business are as follows:

Reasonably Likely Ultimate Loss Development Factor Variances:

	Decrease	Increase

Marine	11%	14%
Specialty	10%	11%
Professional Liability	5%	6%
Lloyd’s Operations	14%	13%

Such sensitivity analysis was performed in the aggregate for all products in each line of business. The use of aggregate data was considered more stable and reliable compared to a product-by-product analysis. We cannot assure you, however, that such use of aggregate data will provide a more accurate range of the actual variations in loss development. The sensitivity analysis uses loss ratios and loss development patterns for the 2000 to 2007 underwriting years, which are believed to be more representative compared to years prior to 2000 given the Company’s evolving mix of business, product changes and other factors. There can be no assurances, however, that the use of such recent history is more predictive of actual development as compared to employing longer periods of history. In addition, while the net loss reserves include the net loss reserves for asbestos exposures, such amounts were excluded from the sensitivity analysis given the nature of how such reserves are established by the Company. While we believe such net reserves are adequate, we cannot assure you that material loss development may not arise in the future from asbestos losses given the complex nature of such exposures.
A significant factor influencing the results of the sensitivity analysis has been the generally favorable loss trends experienced in the most recent three calendar years as evidenced by the recording of net prior year savings across each line of business. Future loss activity may in fact deviate substantially from recent experience by becoming less favorable or, in fact, unfavorable. In such event, future loss activity could lead to smaller than reasonably likely loss reserve savings or larger than reasonably likely loss reserve deficiencies as identified below.
The sensitivity analysis also reflects a likely range of impact on reported financial results by aggregating calculated redundancy amounts and deficiency amounts for each line of business. The total Company range amounts below were determined by adding the reasonably likely range amounts for each line of business, which are uncorrelated to each other, and therefore such amounts may not be representative of the actual aggregate favorable or unfavorable loss development amounts that may occur over time.

Sensitivity Analysis
December 31, 2007
($ in thousands, except per share)

	Total	Reasonably Likely Range of Deviation
	Net Loss	Redundancy		Deficiency
	Reserves	Amount	%	Amount	%

Insurance Companies:
Marine	$196,339	$12,351	6%	$13,701	7%
Specialty	343,559	28,774	8%	23,337	7%
Professional Liability	70,919	6,657	9%	5,454	8%
Other	24,864

Total Insurance Companies	635,681	47,782	8%	42,492	7%
Lloyd’s Operations:
Marine and Other	211,622	20,337	10%	12,066	6%

Total Company	$847,303	$68,119	8%	$54,558	6%

Increase (decrease) to net income:
Amount		$44,277		($35,463)

Per share(1)		$2.60		($2.09)

(1)	Used 17,005,000 average diluted shares outstanding for the year ended December 31, 2007.

Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentages of commission expense to net earned premium were 12.9% in 2007, 12.4% in 2006 and 12.6% in 2005. The 2005 commission expense ratio excluding the effects of the 2005 Hurricanes was 12.0%.
Other Operating Expenses. The 28.8% and 17.2% increases in other operating expenses when comparing 2007 to 2006 and comparing 2006 to 2005, respectively, were attributable primarily to employee related expenses resulting from expansion of the business.
Interest Expense. The 2007 and 2006 interest expense reflects interest on our senior notes issued in April 2006. There was no debt outstanding in 2005.
Income Taxes. The income tax expense was $43.6 million, $34.1 million and $10.2 million for 2007, 2006 and 2005, respectively. The effective tax rates for 2007, 2006 and 2005 were 31.3%, 31.9% and 30.2%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of December 31, 2007 and 2006, the net deferred Federal, foreign, state and local tax assets were $29.2 million and $30.4 million, respectively.
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
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $45.5 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.2 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $6.3 million and $6.0 million at December 31, 2007 and 2006, respectively. Included in the deferred tax assets are net operating loss carryforwards of $2.5 million and $4.8 million at December 31, 2007 and 2006, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at December 31, 2007 expire from 2022 to 2027.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48, which became effective in 2007, established the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.

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

Insurance Companies
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It is primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors’ general liability insurance, commercial and personal umbrella and excess casualty businesses. Navigators Specialty Insurance Company which began operations in 1990, underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Navigators Agencies produce business for the Insurance Companies.

Following are the results of operations for the Insurance Companies for each of the years in the three-year period ended December 31, 2007:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Gross written premium	$774,346	$672,846	$529,681
Net written premium	478,018	376,179	267,745
Net earned premium	443,456	329,723	230,046
Net losses and loss adjustment expenses	(256,652)	(191,740)	(155,293)
Commission expense	(52,490)	(36,412)	(22,984)
Other operating expenses	(81,053)	(62,459)	(52,353)
Commission income and other income (expense)	1,510	3,552	4,712

Underwriting profit	54,771	42,664	4,128
Investment income	58,261	47,723	31,764
Net realized capital gains (losses)	1,973	(622)	1,705

Income before income tax expense	115,005	89,765	37,597
Income tax expense	35,061	28,843	11,535

Net income	$79,944	$60,922	$26,062

Identifiable assets	$2,322,647	$2,105,293	$1,793,064

Loss and loss expenses ratio	57.9%	58.2%	67.5%
Commission expense ratio	11.8%	11.0%	10.0%
Other operating expenses ratio(1)	17.9%	17.9%	20.7%

Combined ratio	87.6%	87.1%	98.2%

(1)	Includes other operating expenses and commission income and other income (expense).

Following are the underwriting results of the Insurance Companies for each of the years in the three-year period ended December 31, 2007:

	Year Ended December 31, 2007

	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Gain(Loss)	Ratio	Ratio	Ratio

Marine	$133,452	$77,593	$39,180	$16,679	58.1%	29.4%	87.5%
Specialty	243,915	136,220	66,206	41,489	55.8%	27.1%	82.9%
Professional Liability	55,149	32,602	19,646	2,901	59.1%	35.6%	94.7%
Other	10,940	10,237	7,001	(6,298)	NM	NM	NM

Total	$443,456	$256,652	$132,033	$54,771	57.9%	29.7%	87.6%

	Year Ended December 31, 2006

	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Gain(Loss)	Ratio	Ratio	Ratio

Marine	$115,093	$65,856	$31,339	$17,898	57.2%	27.2%	84.4%
Specialty	172,479	99,112	50,138	23,229	57.5%	29.1%	86.6%
Professional Liability	41,437	26,756	12,648	2,033	64.6%	30.5%	95.1%
Other	714	16	1,194	(496)	NM	NM	NM

Total	$329,723	$191,740	$95,319	$42,664	58.2%	28.9%	87.1%

	Year Ended December 31, 2005

	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Gain(Loss)	Ratio	Ratio	Ratio

Marine	$83,499	$68,184	$24,620	$(9,305)	81.7%	29.5%	111.2%
Specialty	117,208	71,139	36,353	9,716	60.7%	31.0%	91.7%
Professional Liability	30,118	18,292	9,637	2,189	60.7%	32.0%	92.7%
Other	(779)	(2,322)	15	1,528	NM	NM	NM

Total	$230,046	$155,293	$70,625	$4,128	67.5%	30.7%	98.2%

NM=not meaningful

Excluding the losses from the 2005 Hurricanes, underwriting results generally reflect the favorable industry market conditions since 2001 coupled with satisfactory loss trends in the aforementioned periods. The Insurance Companies experienced premium growth in all three active lines of business as reflected in the above tables. Overall, the net earned premium increased 34.5%, 43.3% and 0.6% in 2007, 2006 and 2005, respectively, reflecting business expansion in the specialty and professional liability business units coupled with increased retention of the business written, partially offset by the effect of premium rate changes on renewal policies on certain lines of business.
The 2007 underwriting results were favorably impacted by approximately $33.8 million or 7.6 loss ratio points for net prior year savings across all of our lines of business due to favorable loss development trends.
The 2006 underwriting results were favorably impacted by approximately $12.7 million or 3.9 loss ratio points for net prior year savings predominately from our specialty and marine lines of business due to favorable loss development trends.
The 2005 underwriting results were favorably impacted by approximately $2.6 million or 1.1 loss ratio points for net prior year savings of which $3.0 million was for professional liability business, $1.6 million for business assumed from our Lloyd’s Operations and $0.8 million for run-off business, partially offset by deficiencies of $1.9 million for marine business and $0.9 million for specialty business.
The pre-tax net loss to the Insurance Companies as the result of losses caused by Hurricanes Katrina and Rita of approximately $16.6 million, including $9.1 million of reinstatement costs, increased the Insurance Companies 2005 combined ratio by 6.9 ratio points.
Reviews of our Insurance Companies Hurricanes Katrina and Rita exposures during 2007 resulted in a reduction to the Insurance Companies pre-tax income by $1.5 million. Much of this impact was the result of reallocating our net retention for these events between our Insurance Companies and Lloyd’s Operations

A summary of our losses incurred and reserves for the 2005 Hurricanes Katrina and Rita is as follows:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$121,896	$195,724	$—
Incurred loss & LAE	23,579	—	198,500
Calendar year payments	53,235	73,828	2,776

Ending gross reserves	$92,240	$121,896	$195,724

Gross case loss reserves	$63,382	$66,860	$111,822
Gross IBNR loss reserves	28,858	55,036	83,902

Ending gross reserves	$92,240	$121,896	$195,724

Net of Reinsurance
Beginning net reserves	$1,837	$6,023	$—
Incurred loss & LAE	1,495	—	7,431
Calendar year payments	(168)	4,186	1,408

Ending net reserves	$3,500	$1,837	$6,023

Net case loss reserves	$—	$—	$4,670
Net IBNR loss reserves	3,500	1,837	1,353

Ending net reserves	$3,500	$1,837	$6,023

The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio approximated 4.5%, 4.6% and 4.3% for 2007, 2006 and 2005, respectively. The increase in the 2007 investment income compared to 2006 was primarily due to the investment of new funds from cash flow. The increase in the 2006 investment income compared to 2005 was primarily due to the investment of new funds from cash flow, increase in the portfolio’s yield and the Company’s $100 million statutory surplus contribution from the net proceeds of our April debt offering, in an environment of gradually increasing interest rates. The portfolio’s duration was 4.8 years and 4.4 years at December 31, 2007 and 2006, respectively.

Lloyd’s Operations
The Lloyd’s Operations consist of NUAL, which manages Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency with its principal office in Manchester, England, which underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly-owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium on behalf of Syndicate 1221. The Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.
Syndicate 1221’s stamp capacity was £140 million ($280 million) in 2007, £123 million ($226 million) in 2006 and £135 million ($246 million) in 2005. The stamp capacity for 2006 and 2005 was reduced to minimize the costs associated with unused stamp capacity in 2004 coupled with anticipated declining market conditions in 2006 and 2005 following an increase in 2004. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. We provided 100% of Syndicate 1221’s total stamp capacity in 2007 and 2006 and 97.5% in, 2005. In September 2005, the Company purchased the remaining outstanding minority interest of Syndicate 1221’s capacity for the 2006 underwriting year. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.
Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.
Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. Our participation in Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate since (i) we hold an undivided interest in each asset, (ii) we are proportionately liable for each liability and (iii) Syndicate 1221 is not a separate legal entity. At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”) transaction. The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss. We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the December 31, 2007 exchange rate of £1 equaled $1.98 and in the event of a maximum 3% assessment, the Company would be assessed approximately $8.3 million. In addition, beginning with the 2005 underwriting year, Lloyd’s added a second tier of assets to the existing Central Fund. This second tier was built up through a compulsory interest bearing loan to the Society of Lloyd’s from the Lloyd’s members based on the stamp capacity of each syndicate for the respective underwriting year. The funds were invested in assets eligible for Society of Lloyd’s solvency. The loans, of which the Company had $5.9 million at June 30, 2007, were repaid during the 2007 third quarter from a bond offering completed by Lloyd’s in September 2007.

Following are the results of operations of the Lloyd’s Operations for each of the years in the three-year period ended December 31, 2007:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Gross written premium	$296,361	$297,944	$248,383
Net written premium	167,778	144,628	112,914
Net earned premium	158,521	138,600	108,505
Net losses and loss adjustment expenses	(83,940)	(78,447)	(80,362)
Commission expense	(25,123)	(21,375)	(19,687)
Other operating expenses	(29,356)	(23,296)	(20,786)
Commission income and other income (expense)	504	(1,150)	3,649

Underwriting profit (loss)	20,606	14,332	(8,681)
Investment income	10,524	7,694	5,061
Net realized capital gains (losses)	33	(404)	(467)

Income (loss) before income tax expense (benefit)	31,163	21,622	(4,087)
Income tax expense (benefit)	10,946	7,601	(1,431)

Net income (loss)	$20,217	$14,021	$(2,656)

Identifiable assets	$744,002	$806,948	$773,079

Loss and loss expenses ratio	53.0%	56.6%	74.1%
Commission expense ratio	15.8%	15.4%	18.1%
Other operating expenses ratio(1)	18.2%	17.6%	15.8%

Combined ratio	87.0%	89.6%	108.0%

(1)	Includes other operating expenses and commission income and other income (expense).

The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004. Premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business, while the rates in 2007 decreased 1.2% for marine and energy business and decreased 3.4% in our professional liability business.
The 2007 earnings in the Lloyd’s Operations reflect the continued favorable loss development trends. The 2007 underwriting results were favorably impacted by approximately $13.2 million or 8.3 loss ratio points for net prior years’ savings due to favorable loss development trends, primarily in our 2004 and 2005 underwriting years.
The 2006 earnings in the Lloyd’s Operations reflect the strong growth in premiums and continued favorable loss development trends. The 2006 underwriting results were favorably impacted by approximately $4.5 million or 3.2 loss ratio points for net prior years’ savings due to favorable loss development trends, primarily in our 2004 and 2005 underwriting years.
The 2005 pre-tax net loss in the Lloyd’s Operations was a result of losses caused by Hurricanes Katrina and Rita of approximately $20.2 million, including $5.3 million of reinstatement costs, which increased the Lloyd’s Operations 2005 combined ratio by 18.6 ratio points.
Reviews of our Lloyd’s Operations Hurricanes Katrina and Rita exposures during 2007 resulted in a reduction to the storm loss estimates and increased pre-tax income by $4.1 million consisting of $3.4 million of decreases to incurred losses and a $0.7 million reduction in our reinstatement cost estimates. A portion of this impact was the result of reallocating our net retention for these events between our Insurance Companies and Lloyd’s Operations.

A summary of our losses incurred and reserves for the 2005 Hurricanes Katrina and Rita is as follows:

	Year Ended December 31,
	2007	2006	2005

	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$197,334	$270,004	$—
Incurred loss & LAE	(52,928)	—	272,622
Calendar year payments	94,815	72,670	2,618

Ending gross reserves	$49,591	$197,334	$270,004

Gross case loss reserves	$31,577	$106,056	$98,757
Gross IBNR loss reserves	18,014	91,278	171,247

Ending gross reserves	$49,591	$197,334	$270,004

Net of Reinsurance
Beginning net reserves	$8,166	$13,385	$—
Incurred loss & LAE	(3,404)	—	14,864
Calendar year payments	3,743	5,219	1,479

Ending net reserves	$1,019	$8,166	$13,385

Net case loss reserves	$646	$3,628	$3,457
Net IBNR loss reserves	373	4,538	9,928

Ending net reserves	$1,019	$8,166	$13,385

Approximately 43% of the gross losses incurred for Hurricanes Katrina and Rita were generated from assumed excess of loss marine reinsurance, a substantial portion of which was retroceded. A large portion of this assumed reinsurance was not renewed during 2006.
The 2005 underwriting results were favorably impacted by approximately $1.2 million or 1.1 loss ratio points for net prior years’ savings.
The pre-tax yields on the Lloyd’s Operations’ investments approximated 3.9%, 3.4% and 2.4% for 2007, 2006 and 2005, respectively. Generally, the Lloyd’s Operations’ investments have been invested with a relatively short average duration, which is reflected in the yield, in order to meet liquidity needs. The increase in the Lloyd’s Operations net investment income is reflective of the increased investment portfolio primarily due to positive cash flow and to the increase in the yield. The increase in the Lloyd’s Operations’ 2007 yield compared to 2006 reflects Navigators’ increased participation in Syndicate 1221 as shown in the table below. As our participation increases we retain a larger share of the Syndicate’s investment income. The increase in the Lloyd’s Operations’ 2006 yield compared to 2005 reflected the 2006 increases made to the Federal Funds Rate by the Federal Reserve. The average duration of the Lloyd’s Operations investment portfolio was 1.6 years at December 31, 2007 compared to 1.0 years at December 31, 2006. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.
See “Results of Operations and Overview—Income Taxes” for a discussion of the Lloyd’s Operations income taxes.

The table below illustrates the Company’s participation for each year of account in Syndicate 1221:

	2007	2006	2005

	(£ in millions)

Syndicate stamp capacity	£140	£123	£135
Lloyd’s Operations’ corporate capital participation	100.0%	100.0%	97.5%
Third party participants	0.0%	0.0%	2.5%
Reinsurers participation	5.0%	10.0%	14.1%
Lloyd’s Operations’ consolidated net participation(1)	95.0%	90.0%	83.4%

(1)	Participation after reinsurance of the Lloyd’s Operations’ corporate capital vehicles, but before other third party reinsurance.

For 2008, Syndicate 1221’s stamp capacity is £123 million ($244 million) and our participation is 100%, with no reinsurer participation.

Off-Balance Sheet Transactions
For a discussion of our letter of credit facility, see “—Liquidity and Capital Resources” included herein.

Tabular Disclosure of Contractual Obligations
The following table sets forth our known contractual obligations with respect to the items indicated at December 31, 2007:

	Payments Due by Period

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)

Reserves for losses and LAE(1)	$1,648,764	$596,795	$608,273	$233,874	$209,822
7% Senior Notes(2)	199,375	8,750	17,500	17,500	155,625
Operating Leases	55,283	5,859	18,612	11,110	19,702

Total	$1,903,422	$611,404	$644,385	$262,484	$385,149

(1)	The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $801 million. See “Business—Loss Reserves” included herein.
(2)	Includes interest payments.

Investments
For a discussion of our investments, see ”Description of Business—Investments” included herein.

Liquidity and Capital Resources
Cash flows from operations were $284.6 million, $146.0 million and $247.8 million for 2007, 2006, and 2005, respectively. Operating cash flow was used primarily to acquire additional investments of fixed income securities.
Investments and cash increased to $1.77 billion at December 31, 2007 from $1.48 billion at December 31, 2006. The increase was primarily due to the positive cash flow from operations. Net investment income was $70.7 million for 2007, $56.9 million for 2006 and $37.1 million for 2005.
The approximate pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.4% for both 2007 and 2006, and 3.8% for 2005.
At December 31, 2007, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s. We believe that we have limited exposure to credit risk since the fixed maturity investment portfolio, except for $0.3 million consists of investment-grade bonds. At December 31, 2007, our investment portfolio had an average maturity of 5.5 years and a duration of 4.3 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. Impairment losses of $0.7 million were recorded in 2007. No impairment losses were incurred in 2006 or 2005. As of December 31, 2007 and 2006, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
The Company has a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If at that time the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British sterling. At December 31, 2007, letters of credit with an aggregate face amount of $107 million were issued under the credit facility. The line of credit was unused at December 31, 2007.
As a result of the amendment, the cost of the letter of credit portion of the credit facility was reduced to 0.75% from 1.00% for the issued letters of credit and to 0.10% from 0.125% for the unutilized portion of the letter of credit facility. The cost of the line of credit portion of the credit facility was also reduced to 0.75% from 1.00% over the Company’s choice of LIBOR or prime for the utilized portion and to 0.10% from 0.125% for the unutilized portion.
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buybacks, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through December 31, 2007. We were in compliance with all covenants at December 31, 2007.
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
Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. During 2007, 2006 and 2005, approximately 38%, 46% and 73%, respectively, of gross incurred losses of approximately $551 million, $498 million and $886 million, respectively, were ceded to reinsurers. Such recoverable amounts are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.
Generally, for pro rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. The Company has the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1.0 million) as set forth in the pro-rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.
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
At December 31, 2007, ceded asbestos paid and unpaid losses recoverable were $10.5 million of which $6.2 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Katrina and Rita could significantly impact the Company’s liquidity needs. However, we expect to continue to pay the losses from the 2005 Hurricanes over a period of years from cash flow and, if needed, short-term investments and expect to collect our paid reinsurance recoverables generally under the terms described above.
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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2007 and 2006, our capital resources were as follows:

	December 31,

	2007	2006

	($ in thousands)

Senior debt	$123,673	$123,560
Stockholders’ equity	662,106	551,343

Total capitalization	$779,779	$674,903

Ratio of debt to total capitalization	15.7%	18.3%

The increases in stockholders’ equity in 2007 and 2006 were principally due to net income of $95.6 million in 2007 and $72.6 million in 2006. The Company completed its public offering of senior debt on April 17, 2006 and received net proceeds of $123.5 million of which $100 million was contributed to the capital and surplus of Navigators Insurance Company.
We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete; (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business plan of our Lloyd’s Operations.
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

In October, 2007 the Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Repurchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of the repurchase transactions under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. We have not repurchased any of our common stock during the year ended December 31, 2007.
To the extent that our existing capital is insufficient to fund our future operating requirements or maintain such ratings, we may need to raise additional funds through financings or limit our growth. If we are not able to obtain adequate capital, our business, results of operations and financial condition could be adversely affected, which could include, among other things, the following possible outcomes: (1) potential downgrades in the financial strength ratings assigned by ratings agencies to our Insurance Companies which could place the Company at a competitive disadvantage compared to higher-rated competitors; (2) reductions in the amount of business that our Insurance Companies or Lloyd’s Operations are able to write in order to meet capital adequacy-based tests enforced by statutory agencies; and (3) any resultant ratings downgrades could, among other things, affect our ability to write business and increase the cost of the credit facility.
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
In July 2006, the Company filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement, which expires in July 2009, allows for the future possible offer and sale by Navigators of up to $300 million, in the aggregate, of various types of securities, including common stock, preferred stock or debt securities. The shelf registration statement enables us to efficiently access the public equity or debt markets in order to meet future capital needs, if necessary. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.
We primarily rely upon dividends from our subsidiaries to meet our holding company obligations. Since the issuance of the senior debt in April 2006, the holding company cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments on the Company’s senior debt will be made from one or a combination of funds at the Parent Company, dividends from its subsidiaries and the $20 million line of credit. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2007, surplus of Navigators Insurance Company, the approximate remaining maximum amount available for the payment of dividends by Navigators Insurance Company during 2008 without prior regulatory approval was $57.9 million. Dividends of $8.0 million, $0 and $3.0 million were paid by Navigators Insurance Company during 2007, 2006 and 2005, respectively.

Condensed Parent Company balance sheets as of December 31, 2007 and 2006 are shown in the table below:

	December 31,

	2007	2006

	($ in thousands)

Cash and investments	$44,146	$32,308
Investments in subsidiaries	735,351	634,299
Goodwill and other intangible assets	2,534	2,534
Other assets	6,821	12,939

Total assets	$788,852	$682,080

7% Senior Notes due May 1, 2016	$123,673	$123,560
Accounts payable and other liabilities	1,615	1,590
Accrued interest payable	1,458	1,458
Deferred compensation payable	—	4,129

Total liabilities	126,746	130,737

Stockholders’ equity	662,106	551,343

Total liabilities and stockholders’ equity	$788,852	$682,080

At December 31, 2007 and 2006, approximately $5.1 million and $4.2 million, respectively, of investments were held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback periods expire.

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

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2007. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.
The carrying value of our investment portfolio as of December 31, 2007 was $1.77 billion of which 86.1% was invested in fixed-maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed-maturity securities. We do not have any commodity risk exposure.
For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.
There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the twelve months ended December 31, 2007. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest Rate Risk Sensitivity Analysis
Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. ”Near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by us to mitigate such hypothetical losses in fair value.
In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities and short-term investments. The primary market risk to our market-sensitive instruments is interest rate risk. The sensitivity analysis model uses a 50 and 100 basis points change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. Changes in interest rates will have an immediate effect on comprehensive income and shareholders’ equity but will not ordinarily have an immediate effect on net income. As interest rates rise, the market value of our interest rate sensitive securities will decrease. Conversely, as interest rates fall, the market value of our interest rate sensitive securities will increase.
For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2007.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio at December 31, 2007. Based on historical observations, it is unlikely that all interest rate yield curves would shift in the same direction at the same time.

	Interest Rate Shift in Basis Points

	−100	−50	0	+50	+100

	($ in thousands)

December 31, 2007:
Total market value	$1,765,127	$1,729,235	$1,693,005	$1,656,605	$1,619,867
Market value change from base	4.26%	2.14%	0.00%	−2.15%	−4.32%
Change in unrealized value	$72,122	$36,230	$—	$(36,400)	$(73,138)

Equity Price Risk
Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.
The following table provides additional information on our exposure to equity price risk:

	December 31,

	2007	2006

	($ in thousands)

Fair value of equity securities	$67,240	$37,828
Pre-tax impact of 10 percent decline in market prices for equity exposures	$6,724	$3,783

Foreign currency exchange rate risk
Our Lloyd’s Operations maintain both assets and liabilities in certain foreign currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. The principal currencies creating foreign exchange risk for us are the British sterling, the Euro and the Canadian dollar.

Item 8. Financial Statements And Supplementary Data

The consolidated financial statements required in response to this section are submitted as part of Item 15(a) of this report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A. Controls And Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their reported which is included herein.

Changes in Internal Control over Financial Reporting
There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors And Executive Officers Of The Company

Information concerning the directors and the executive officers of the Company is contained under “Election of Directors” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit

Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.
The Company has adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller and all other persons performing similar functions. A copy of such Code is available on the Company’s website at www.navg.com under the Corporate Governance link. Any amendments to, or waivers of, such Code which apply to any of the financial professionals listed above will be disclosed on our website under the same link promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

Information concerning executive compensation is contained under “Compensation Discussion and Analysis” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under the Company’s equity compensation plans is contained under “Equity Compensation Plan Information” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

Information concerning relationships and related transactions of the directors and officers of the Company is contained under “Related Party Transactions” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference.

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

Dated: February 20, 2008

By:	/s/ PAUL J. MALVASIO
Paul J. Malvasio
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 20, 2008

/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2008

/s/ PAUL J. MALVASIO Paul J. Malvasio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2008

/s/ BRADLEY D. WILEY Bradley D. Wiley	Senior Vice President, Financial Compliance Officer and Chief Risk Officer (Principal Accounting Officer)	February 20, 2008

/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 20, 2008

/s/ PETER A. CHENEY Peter A. Cheney	Director	February 20, 2008

/s/ ROBERT W. EAGER, JR. Robert W. Eager, Jr.	Director	February 20, 2008

/s/ WILLIAM T. FORRESTER William T. Forrester	Director	February 20, 2008

/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	February 20, 2008

/s/ JOHN F. KIRBY John F. Kirby	Director	February 20, 2008

Name	Title	Date

/s/ MARC M. TRACT Marc M. Tract	Director	February 20, 2008

/s/ ROBERT F. WRIGHT Robert F. Wright	Director	February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

New York, New York
February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 20, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York
February 20, 2008

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,

	2007	2006

ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2007, $1,508,489; 2006, $1,263,284)	$1,522,320	$1,258,717
Equity securities, available-for-sale, at fair value (cost: 2007, $65,492; 2006, $31,879)	67,240	37,828
Short-term investments, at cost which approximates fair value	170,685	176,961
Cash	7,056	2,404

Total investments and cash	1,767,301	1,475,910

Premiums in course of collection	163,081	163,309
Commissions receivable	2,381	3,647
Prepaid reinsurance premiums	188,961	179,493
Reinsurance receivable on paid losses	94,818	108,878
Reinsurance receivable on unpaid losses and loss adjustment expense	801,461	911,439
Net deferred income tax benefit	29,249	30,422
Deferred policy acquisition costs	51,895	41,700
Accrued investment income	15,605	13,052
Goodwill and other intangible assets	8,084	8,012
Other assets	20,935	20,824

Total assets	$3,143,771	$2,956,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,648,764	$1,607,555
Unearned premium	469,481	415,096
Reinsurance balances payable	161,829	194,266
Senior notes	123,673	123,560
Federal income tax payable	10,868	3,934
Accounts payable and other liabilities	67,050	60,932

Total liabilities	2,481,665	2,405,343

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding: 16,873,094 for 2007 and 16,735,898 for 2006	1,687	1,674
Additional paid-in capital	291,616	286,732
Retained earnings	355,084	259,464
Accumulated other comprehensive income	13,719	3,473

Total stockholders’ equity	662,106	551,343

Total liabilities and stockholders’ equity	$3,143,771	$2,956,686

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Year Ended December 31,

	2007	2006	2005

Gross written premium	$1,070,707	$970,790	$779,579

Revenues:
Net written premium	$645,796	$520,807	$380,659
(Increase) in unearned premium	(43,819)	(52,484)	(42,108)

Net earned premium	601,977	468,323	338,551
Commission income	1,736	3,075	5,686
Net investment income	70,662	56,895	37,069
Net realized capital gains (losses)	2,006	(1,026)	1,238
Other income (expense)	278	(673)	2,675

Total revenues	676,659	526,594	385,219

Operating expenses:
Net losses and loss adjustment expenses incurred	340,592	270,187	235,655
Commission expense	77,613	57,787	42,671
Other operating expenses	110,409	85,755	73,139
Interest expense	8,863	6,248	—

Total operating expenses	537,477	419,977	351,465

Income before income tax expense (benefit)	139,182	106,617	33,754

Income tax expense (benefit):
Current	47,963	38,644	15,826
Deferred	(4,401)	(4,590)	(5,636)

Total income tax expense	43,562	34,054	10,190

Net income	$95,620	$72,563	$23,564

Net income per common share:
Basic	$5.69	$4.34	$1.74
Diluted	$5.62	$4.30	$1.73
Average common shares outstanding:
Basic	16,812	16,722	13,528
Diluted	17,005	16,856	13,657

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Year Ended December 31,

	2007	2006	2005

Preferred Stock
Balance at beginning and end of period	$—	$—	$—

Common stock
Balance at beginning of year	$1,674	$1,662	$1,266
Shares issued for public offering	—	—	380
Shares issued under stock plans	13	12	16

Balance at end of period	$1,687	$1,674	$1,662

Additional paid-in capital
Balance at beginning of year	$286,732	$282,463	$154,670
Shares issued for public offering	—	—	123,432
Effect of SFAS 123 for stock options	581	1,498	1,046
Shares issued under stock plans	4,303	2,771	3,315

Balance at end of period	$291,616	$286,732	$282,463

Retained earnings
Balance at beginning of year	$259,464	$186,901	$163,337
Net income for period	95,620	72,563	23,564

Balance at end of period	$355,084	$259,464	$186,901

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$849	$(884)	$7,416
Change in period	9,337	1,733	(8,300)

Balance at end of period	10,186	849	(884)

Cumulative translation adjustments, net of tax
Balance at beginning of year	2,624	96	1,889
Net adjustment for period	909	2,528	(1,793)

Balance at end of period	3,533	2,624	96

Balance at end of period	$13,719	$3,473	$(788)

Total stockholders’ equity at end of period	$662,106	$551,343	$470,238

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,

	2007	2006	2005

Net income	$95,620	$72,563	$23,564

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $4,858, $1,010 and $(4,469) in 2007, 2006 and 2005, respectively(1)	9,337	1,733	(8,300)
Change in foreign currency translation gains or (losses), net of tax expense (benefit) of $490, $1,361 and $(965) in 2007, 2006 and 2005, respectively	909	2,528	(1,793)

Other comprehensive income (loss)	10,246	4,261	(10,093)

Comprehensive income	$105,866	$76,824	$13,471

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$10,643	$1,046	$(7,495)
Less: reclassification adjustment for net gains (losses) included in net income	1,306	(687)	805

Change in net unrealized gains (losses) on securities, net of tax	$9,337	$1,733	$(8,300)

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,

	2007	2006	2005

Operating activities:
Net income	$95,620	$72,563	$23,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	3,350	3,011	1,947
Net deferred income tax (benefit)	(4,401)	(4,590)	(5,636)
Net realized capital (gains) losses	(2,006)	1,026	(1,238)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	129,314	50,019	(515,897)
Reserve for losses and loss adjustment expenses	34,844	(25,104)	627,700
Prepaid reinsurance premiums	(8,410)	(35,354)	(11,042)
Unearned premium	52,131	81,734	57,624
Premiums in course of collection	2,470	5,712	10,939
Commissions receivable	1,279	39	(541)
Deferred policy acquisition costs	(9,770)	(9,142)	(7,907)
Accrued investment income	(2,553)	(2,618)	(3,096)
Reinsurance balances payable	(34,342)	1,342	48,841
Federal income tax	6,847	228	(3,613)
Other	20,270	7,164	26,117

Net cash provided by operating activities	284,643	146,030	247,762

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	156,730	120,947	22,026
Sales	218,044	157,645	323,158
Purchases	(624,092)	(539,401)	(639,962)
Equity securities, available-for-sale
Sales	30,702	6,287	5,964
Purchases	(61,930)	(17,812)	(5,559)
Change in payable for securities	(428)	(604)	(2,204)
Net change in short-term investments	7,560	(4,527)	(73,022)
Purchase of property and equipment	(8,804)	(4,703)	(3,152)
Purchase of additional Syndicate 1221 capacity	—	—	(2,342)

Net cash (used in) investing activities	(282,218)	(282,168)	(375,093)

Financing activities:
Net proceeds from stock offering	—	—	123,862
Net proceeds from debt offering	—	123,538	—
Proceeds of stock issued from Employee Stock Purchase Plan	606	536	419
Proceeds of stock issued from exercise of stock options	1,627	1,265	1,570

Net cash provided by financing activities	2,233	125,339	125,851

Effect of exchange rate changes on foreign currency cash	(6)	38	(31)
Increase (decrease) in cash	4,652	(10,761)	(1,511)
Cash at beginning of year	2,404	13,165	14,676

Cash at end of year	$7,056	$2,404	$13,165

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	40,046	31,533	17,867
Interest paid	8,750	4,715	—
Issuance of stock to directors	181	140	123

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies
The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries are prepared on the basis of U.S. generally accepted accounting principles (“GAAP or U.S. GAAP”). The terms “we”, “us”, “our” and “the Company” as used herein means The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts for prior years have been reclassified to conform to the current year’s presentation.
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors’ liability and excess liability coverages. We conduct operations through our Insurance Companies and, our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations, discussed below, include Lloyd’s Syndicate 1221 (“Syndicate 1221”). We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.
The Navigators Agencies, which consist of wholly-owned insurance underwriting agencies, produce, manage and underwrite insurance and reinsurance business for the Company and are reimbursed for their costs by the Insurance Companies and the Lloyd’s Operations. During 2005, the Navigators Agencies wrote marine and related business for Navigators Insurance Company and two unaffiliated insurance companies. The three insurance companies comprised a marine insurance pool. Marine insurance policies were issued by Navigators Insurance Company with the business shared through the pool. Navigators Insurance Company had an 85% net participation in the pool for the 2005 underwriting year. Beginning with the 2006 underwriting year, the marine pool was eliminated and, therefore, substantially all of the marine business generated by the Navigators Agencies that formerly generated business for the marine pool was exclusively for Navigators Insurance Company.
Navigators Holdings (UK) Limited is a holding company for the Company’s U.K. subsidiaries consisting of the Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency, which produces business for the U.K. Branch of Navigators Insurance Company. The Lloyd’s Operations consist of Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting managing agency which manages Syndicate 1221, Millennium Underwriting Ltd. (“Millennium”) and Navigators Corporate Underwriters Ltd. (“NCUL”). Both Millennium and NCUL are Lloyd’s corporate members with limited liability and provide capacity to Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency with its principal office in Manchester, England, which underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly-owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium on behalf of our Syndicate 1221.
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

Investments
As of December 31, 2007 and 2006, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders’ equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock. All fixed maturity and equity securities are carried at fair value. The fair values are based on market prices provided by independent pricing services.
The accounting treatment applied to the Company’s investments in mortgage-backed and asset-backed securities is in accordance with Statement of Financial Accounting Standards (“SFAS”) 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases issued by the Financial Accounting Standards Board (“FASB”). Anticipated prepayments and expected maturities are utilized in applying the interest rate method to our mortgage-backed and asset-backed securities. An effective yield is calculated based on projected principal cash flows at the time of original purchase. The effective yield is used to amortize the purchase price of the security over the security’s expected life. Book values are adjusted to reflect the amortization of premium or accretion of discount on a monthly basis.
The projected principal cash flows are based on certain prepayment assumptions which are generated using a prepayment model. The prepayment model uses a number of factors to estimate prepayment activity including the current levels of interest rates, (refinancing incentive) time of year (seasonality), economic activity (including housing turnover) and term and age of the underlying collateral (burnout, seasoning). Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective adjustment method, whereby the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income for the current period being reported.
Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date.
Realized gains and losses on sales of investments are recognized when the related trades are executed and are determined on the basis of the specific identification method. When a decline in fair value of an investment is considered to be “other-than-temporary”, the investment is written down to fair value through a charge to operations.

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
Lloyd’s syndicates determine underwriting results by year of account at the end of three years. At the end of the Lloyd’s three year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the “reinsurance to close” (“RITC”). The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the reinsurance to close amounts vary accordingly. Navigators provided 100% of Syndicate 1221’s capacity for the 2007 and 2006 underwriting years through its wholly-owned subsidiaries, Millennium and NCUL. Navigators provided 97.5% of Syndicate 1221’s capacity for the 2005 underwriting year. At December 31, 2007, 2006 and 2005, the Company closed its 2005, 2004 and 2003 underwriting years, respectively, into the next underwriting year, the net effect of which was not significant to either NCUL or Millennium. The RITC transaction does not result in any gain or loss.
Syndicate 1221’s stamp capacity was £140 million ($280 million) in 2007, £123 million ($226 million) in 2006 and £135 million ($246 million) in 2005. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. The Company participates for 100% of Syndicate 1221’s stamp capacity for both the 2007 and 2006 underwriting years and for 97.5% for the 2005 underwriting year. The Lloyd’s operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.

Translation of Foreign Currencies
Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation issued by the FASB. Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Statement of income amounts expressed in functional currencies are translated using average exchange rates. Realized gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company’s Consolidated Statements of Income.

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

Reserves for Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses (“IBNR”). IBNR loss reserves are calculated by the Company’s actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis.

Net Income per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if all issued stock options were exercised and all stock grants were fully vested.

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
Prospective reinsurance is reinsurance in which an assuming company agrees to reimburse the ceding company for losses that may be incurred as a result of future insurable events covered under contracts subject to the reinsurance. Retroactive reinsurance is reinsurance in which an assuming company agrees to reimburse a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance. The analysis of the reinsurance contract terms has determined that all of the Company’s reinsurance is prospective reinsurance with adequate transfer of insurance risk to the reinsurer to qualify for reinsurance accounting treatment.
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

Goodwill and Other Intangible Assets
Goodwill and other intangible assets were $8.1 million and $8.0 million at December 31, 2007 and 2006, respectively. The goodwill and other intangible assets consist of $2.5 million for the Navigators Agencies’ at both December 31, 2007 and 2006, and $5.6 million and $5.5 million for the Lloyd’s Operations’ at December 31, 2007 and 2006, respectively. The December 31, 2007 goodwill and other intangible assets of $8.1 million consists of $5.4 million of goodwill and $2.7 million of other intangible assets. The December 31, 2006 goodwill and intangible assets of $8.0 million consists of $5.3 million of goodwill and $2.7 million of other intangible assets. Goodwill and other intangible assets on the

Company’s consolidated balance sheets may fluctuate due to changes in the currency exchange rates between the U.S. dollar and the British sterling.
SFAS 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. The Company completed its annual impairment review of goodwill and other intangible assets resulting in no impairment as of December 31, 2007.

Stock-Based Compensation
SFAS 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123. In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, eliminating the alternative use of APB 25 in 2005. The adoption of SFAS 123 (revised 2004) had no material effect on the Company’s results of operations or financial condition since the Company adopted the fair value recognition provisions of SFAS 123 in 2003. See Note 14, Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan, to our consolidated financial statements, included herein.

Federal Income Taxes
The Company files a consolidated Federal income tax return with its U.S. subsidiaries. The Company applies the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 7, Income Taxes, to our consolidated financial statements, included herein.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition to all of our reserves for losses and loss adjustment expenses being an estimate, a portion of the Company’s premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd’s Operations. We generally do not experience any significant backlog in processing premiums. Of the $1.07 billion of gross written premium recorded in 2007, $106.6 million or approximately 10% was estimated. The estimated premium was 10% and 11% of the gross written premium in 2006 and 2005, respectively. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

Consolidated Statements of Cash Flows
Beginning in 2006, the Company made certain adjustments to the Consolidated Statement of Cash Flows (“Cash Flow Statement”) to identify the impact of foreign exchange rate changes on each section of the cash flow statement. The cash flow statements for 2005 have been restated to reflect this change.

	Year Ended December 31, 2005

	As Previously		As
	Reported	Adjustments	Restated

	($ in thousands)

Net cash provided by operating activities	$238,826	$8,936	$247,762
Net cash (used in) investing activities	(366,188)	(8,905)	(375,093)
Net cash provided by financing activities	125,851	—	125,851
Effects of exchange rate changes on foreign currency cash	—	—	(31)

Application of New Accounting Standards
In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments. SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS 155 also removed an exception included in an interpretation of SFAS 133 (Implementation Issue No. B39) that kept holders of mortgage-backed securities from testing for the need to bifurcate the value embedded in mortgage-backed securities related to the ability to prepay. Such exception was subsequently reinstated on a limited basis. SFAS 155 is effective for financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company’s adoption of SFAS 155 at January 1, 2007 did not have a material effect on its financial condition or results of operations.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement 109, Accounting for Income Taxes. FIN 48, which was effective in the first quarter of 2007, established the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribed a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.
In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. SFAS 157, which becomes effective on January 1, 2008, applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. On December 14, 2007, the FASB circulated Proposed FSP FAS 157-b for comments due by January 16, 2008. This proposed FSP (FASB Staff Position) would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not expect the adoption of SFAS 157 to have a material effect on its financial condition or results of operations.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract by contract basis. SFAS 159 becomes effective on January 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial condition or results of operations.
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial condition or results of operations.
In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial condition or results of operations.

Note 2. Earnings per Common Share
Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated:

	Year Ended December 31, 2007

		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share

Basic EPS:
Income available to common stockholders	$95,620,201	16,812,451	$5.69
Effect of Dilutive Securities:
Stock options and grants		192,398
Diluted EPS:
Income available to common stockholders	$95,620,201	17,004,849	$5.62

	Year Ended December 31, 2006

		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share

Basic EPS:
Income available to common stockholders	$72,563,000	16,721,964	$4.34
Effect of Dilutive Securities:
Stock options and grants		133,646
Diluted EPS:
Income available to common stockholders	$72,563,000	16,855,610	$4.30

	Year Ended December 31, 2005

		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share

Basic EPS:
Income available to common stockholders	$23,564,000	13,528,393	$1.74
Effect of Dilutive Securities:
Stock options and grants		128,229
Diluted EPS:
Income available to common stockholders	$23,564,000	13,656,622	$1.73

Certain outstanding options to purchase common shares were not included in the respective computations of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares. For each of the years presented, these outstanding options consisted of the following: none for 2007 and 2006; 1,500 shares for 2005 at an average exercise price of $36.03 expiring in 2015.

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
We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies and Lloyd’s Operations results are measured by taking into account net earned premium, net losses and loss adjustment expenses (“LAE”), commission expense, other operating expenses, commission income and other income or expense. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios. Segment data for 2005 has been restated to reflect this change in segment reporting.
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors’ general liability insurance, commercial and personal umbrella and excess casualty businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, European property business and construction coverages for onshore energy business at Lloyd’s of London through Syndicate 1221. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company.
The Insurance Companies’ and the Lloyd’s Operations’ underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premium, less net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premium. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Financial data by segment for 2007, 2006 and 2005 was as follows:

	Year Ended December 31, 2007

	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total

	($ in thousands)

Gross written premium	$774,346	$296,361		$1,070,707
Net written premium	478,018	167,778		645,796
Net earned premium	443,456	158,521		601,977
Net losses and loss adjustment expenses	(256,652)	(83,940)		(340,592)
Commission expense	(52,490)	(25,123)		(77,613)
Other operating expenses	(81,053)	(29,356)		(110,409)
Commission income and other income (expense)	1,510	504		2,014

Underwriting profit	54,771	20,606		75,377
Investment income	58,261	10,524	$1,877	70,662
Net realized capital gains	1,973	33	—	2,006
Interest expense	—	—	(8,863)	(8,863)

Income (loss) before income tax expense (benefit)	115,005	31,163	(6,986)	139,182
Income tax expense (benefit)	35,061	10,946	(2,445)	43,562

Net income (loss)	$79,944	$20,217	$(4,541)	$95,620

Identifiable assets(1)	$2,322,647	$744,002	$53,501	$3,143,771

Loss and loss expenses ratio	57.9%	53.0%		56.6%
Commission expense ratio	11.8%	15.8%		12.9%
Other operating expenses ratio(2)	17.9%	18.2%		18.0%

Combined ratio	87.6%	87.0%		87.5%

(1)	Includes inter-segment balances causing the row not to crossfoot.
(2)	Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2007

	Insurance	Lloyd’s
	Companies	Operations	Total

	($ in thousands)

Gross written premium:
Marine	$266,647	$225,216	$491,863
Specialty	381,393	—	381,393
Professional Liability	99,556	34,281	133,837
Other	26,750	36,864	63,614

Total	$774,346	$296,361	$1,070,707

Net written premium:
Marine	$137,724	$131,430	$269,154
Specialty	263,433	—	263,433
Professional Liability	59,117	23,349	82,466
Other	17,744	12,999	30,743

Total	$478,018	$167,778	$645,796

Net earned premium:
Marine	$133,452	$132,443	$265,895
Specialty	243,915	—	243,915
Professional Liability	55,149	17,659	72,808
Other	10,940	8,419	19,359

Total	$443,456	$158,521	$601,977

	Year Ended December 31, 2006

	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total

	($ in thousands)

Gross written premium	$672,846	$297,944		$970,790
Net written premium	376,179	144,628		520,807
				0
Net earned premium	329,723	138,600		468,323
Net losses and loss adjustment expenses	(191,740)	(78,447)		(270,187)
Commission expense	(36,412)	(21,375)		(57,787)
Other operating expenses	(62,459)	(23,296)		(85,755)
Commission income and other income (expense)	3,552	(1,150)		2,402

Underwriting profit	42,664	14,332		56,996
Investment income	47,723	7,694	$1,478	56,895
Net realized capital (losses)	(622)	(404)	—	(1,026)
Interest expense	—	—	(6,248)	(6,248)

Income (loss) before income tax expense (benefit)	89,765	21,622	(4,770)	106,617
Income tax expense (benefit)	28,843	7,601	(2,390)	34,054

Net income (loss)	$60,922	$14,021	$(2,380)	$72,563

Identifiable assets(1)	$2,105,293	$806,948	$47,781	$2,956,686

Loss and loss expenses ratio	58.2%	56.6%		57.7%
Commission expense ratio	11.0%	15.4%		12.3%
Other operating expenses ratio(2)	17.9%	17.6%		17.8%

Combined ratio	87.1%	89.6%		87.8%

(1)	Includes inter-segment balances causing the row not to crossfoot.
(2)	Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2006

	Insurance	Lloyd’s
	Companies	Operations	Total

	($ in thousands)

Gross written premium:
Marine	$266,351	$245,134	$511,485
Specialty	311,376	—	311,376
Professional Liability	92,760	21,759	114,519
Other	2,359	31,051	33,410

Total	$672,846	$297,944	$970,790

Net written premium:
Marine	$128,920	$127,636	$256,556
Specialty	195,104	—	195,104
Professional Liability	51,192	9,016	60,208
Other	963	7,976	8,939

Total	$376,179	$144,628	$520,807

Net earned premium:
Marine	$115,093	$130,644	$245,737
Specialty	172,479	—	172,479
Professional Liability	41,437	4,237	45,674
Other	714	3,719	4,433

Total	$329,723	$138,600	$468,323

	Year Ended December 31, 2005

	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total

	($ in thousands)

Gross written premium(1)	$529,681	$248,383		$779,579
Net written premium	267,745	112,914		380,659
Net earned premium	230,046	108,505		338,551
Net losses and loss adjustment expenses	(155,293)	(80,362)		(235,655)
Commission expense	(22,984)	(19,687)		(42,671)
Other operating expenses	(52,353)	(20,786)		(73,139)
Commission income and other income (expense)	4,712	3,649		8,361

Underwriting profit (loss)	4,128	(8,681)		(4,553)
Investment income	31,764	5,061	$244	37,069
Net realized capital gains (losses)	1,705	(467)	—	1,238

Income before income tax expense (benefit)	37,597	(4,087)	244	33,754
Income tax expense (benefit)	11,535	(1,431)	86	10,190

Net income (loss)	$26,062	$(2,656)	$158	$23,564

Identifiable assets(1)	$1,793,064	$773,079	$23,155	$2,583,249

Loss and loss expenses ratio	67.5%	74.1%		69.6%
Commission expense ratio	10.0%	18.1%		12.6%
Other operating expense ratio(2)	20.7%	15.8%		19.1%

Combined ratio	98.2%	108.0%		101.3%

(1)	Includes inter-segment balances causing the row not to crossfoot.
(2)	Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2005

	Insurance	Lloyd’s	Intercompany
	Companies	Operations	Elimination	Total

	($ in thousands)

Gross written premium:
Marine	$233,688	$207,170	$—	$440,858
Specialty	210,483	—	—	210,483
Professional Liability	86,929	6,646	—	93,575
Other	(1,419)	34,567	1,515	34,663

Total	$529,681	$248,383	$1,515	$779,579

Net written premium:
Marine	$88,591	$99,797	$—	$188,388
Specialty	145,199	—	—	145,199
Professional Liability	35,626	2,613	—	38,239
Other	(1,671)	10,504	—	8,833

Total	$267,745	$112,914	$—	$380,659

Net earned premium:
Marine	$83,499	$102,632	$—	$186,131
Specialty	117,208	—	—	117,208
Professional Liability	30,118	1,240	—	31,358
Other	(779)	4,633	—	3,854

Total	$230,046	$108,505	$—	$338,551

The Insurance Companies net earned premium includes $62.2 million, $49.8 million and $40.5 million of net earned premium from the U.K. Branch for 2007, 2006 and 2005, respectively.

Note 4. Investments
The Company’s fixed maturities and equity securities at December 31, 2007 and 2006 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2007	Fair Value	Gains	(Losses)	Amortized Cost

	($ in thousands)

U.S. Government Treasury bonds, GNMAs and foreign government bonds	$234,375	$5,724	$(337)	$228,988
States, municipalities, and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Non-guaranteed Government Agency bonds	29,818	342	(4)	29,480
Mortgage-backed securities	232,869	1,824	(479)	231,524
Collateralized mortgage obligations	134,899	524	(823)	135,198
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975
Asset-backed securities	64,352	533	(79)	63,898

Subtotal	575,426	3,767	(2,416)	574,075
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities—common stocks	67,240	6,452	(4,704)	65,492
Cash	7,056	—	—	7,056
Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2006	Fair Value	Gains	(Losses)	Amortized Cost

	($ in thousands)

U.S. Government Treasury bonds, GNMAs and foreign government bonds	$194,210	$969	$(1,999)	$195,240
States, municipalities, and political subdivisions	361,859	2,719	(2,345)	361,485
Mortgage- and asset-backed securities:
Non-guaranteed Government Agency bonds	11,998	3	(88)	12,083
Mortgage-backed securities	202,371	176	(2,518)	204,713
Collateralized mortgage obligations	124,508	220	(358)	124,646
Commercial mortgage-backed securities	94,117	330	(1,142)	94,929
Asset-backed securities	68,566	213	(469)	68,822

Subtotal	501,560	942	(4,575)	505,193
Corporate bonds	201,088	1,672	(1,950)	201,366

Total fixed maturities	1,258,717	6,302	(10,869)	1,263,284

Equity securities—common stocks	37,828	6,297	(348)	31,879
Cash	2,404	—	—	2,404
Short-term investments	176,961	—	—	176,961

Total	$1,475,910	$12,599	$(11,217)	$1,474,528

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
When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. We held shares of a bond guarantee company in our equity portfolio at December 31, 2007 which we considered to be other-than-temporarily-impaired and recorded a capital loss on such shares amounting to $0.7 million in our 2007 fourth quarter. All shares were sold in January 2008. There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the years ended December 31, 2006 or 2005.

The following table summarizes all securities in an unrealized loss position at December 31, 2007 and 2006, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2007		December 31, 2006

	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss

	($ in thousands)

Fixed Maturities:
US Government Treasury bonds, GNMAs and foreign government bonds
0-6 Months	$4,119	$32	$34,085	$586
7-12 Months	—	—	20,806	86
> 12 Months	19,587	305	69,424	1,327

Subtotal	23,706	337	124,315	1,999

States, municipalities and political subdivisions
0-6 Months	21,853	67	57,747	316
7-12 Months	6,045	115	6,661	80
> 12 Months	69,671	475	118,917	1,949

Subtotal	97,569	657	183,325	2,345

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	61,388	515	174,270	921
7-12 Months	48,496	423	10,444	65
> 12 Months	121,798	1,478	184,515	3,589

Subtotal	231,682	2,416	369,229	4,575

Corporate bonds
0-6 Months	20,722	255	27,719	185
7-12 Months	25,520	974	15,503	224
> 12 Months	38,865	575	66,014	1,541

Subtotal	85,107	1,804	109,236	1,950

Total Fixed Maturities	$438,064	$5,214	$786,105	$10,869

Equity securities—common stocks
0-6 Months	$26,257	$3,494	$3,265	$158
7-12 Months	4,153	1,209	800	72
> 12 Months	53	1	782	118

Total Equity Securities	$30,463	$4,704	$4,847	$348

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

The scheduled maturity dates for fixed maturity securities by the number of years until maturity at December 31, 2007 are shown in the following table:

	Fair	Amortized
Period from December 31, 2007 to Maturity	Value	Cost

	($ in thousands)

Due in one year or less	$42,415	$42,442
Due after one year through five years	322,763	319,587
Due after five years through ten years	307,550	302,020
Due after ten years	274,166	270,365
Mortgage- and asset-backed (including GNMAs)	575,426	574,075

Total	$1,522,320	$1,508,489

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.7 years.
The Company’s net investment income was derived from the following sources:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Fixed maturities	$64,435	$51,102	$35,551
Equity securities	1,767	1,168	799
Short-term investments	7,363	7,058	2,307

	73,565	59,328	38,657
Investment expenses	(2,903)	(2,433)	(1,588)

Net investment income	$70,662	$56,895	$37,069

The Company’s realized capital gains and losses were as follows:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Fixed maturities:
Gains	$1,320	$743	$1,932
(Losses)	(1,749)	(2,385)	(1,680)

	(429)	(1,642)	252

Equity securities:
Gains	3,626	714	1,149
(Losses)	(1,191)	(98)	(163)

	2,435	616	986

Net realized capital gains (losses)	$2,006	$(1,026)	$1,238

At December 31, 2007 and 2006, fixed maturities with amortized values of $10.6 million and $10.5 million, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2007, investments of $1.2 million were on deposit at a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. Also, at both December 31, 2007 and 2006, $0.3 million of investments were pledged as security under a reinsurance treaty.
At December 31, 2007 and 2006, the Company did not have a concentration of greater than 10% of invested assets in a single non-U.S. government issuer.
The fair values of fixed maturity and equity securities are based on market prices provided by independent pricing services at the reporting date. Short-term investments are carried at cost, which approximates fair value. The carrying amounts of premium receivables approximate fair value because of the short duration of those instruments.

Note 5. Reserves for Losses and Loss Adjustment Expenses
Insurance companies and Lloyd’s syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses (“LAE”) for insurance companies such as Navigators Insurance Company and Navigators Specialty Insurance Company, and Lloyd’s corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. is dependent upon the receipt of information from the agents and brokers which produce the insurance business for the Company. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the agents and brokers and, subsequently, to Navigators Insurance Company, Navigators Specialty Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.
Loss reserves are established by our Insurance Companies and Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the agent or broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information, in part on industry experience and in part on the judgment of our senior corporate officers. They are calculated by the Company’s actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.
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

The following table summarizes the activity in the Company’s reserve for losses and LAE during the three most recent years:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Net reserves for losses and LAE at beginning of year	$696,116	$578,976	$463,788

Provision for losses and LAE for claims occurring in the current year	387,601	287,401	239,436
(Decrease) in estimated losses and LAE for claims occurring in prior years	(47,009)	(17,214)	(3,781)

Incurred losses and LAE	340,592	270,187	235,655

Losses and LAE paid for claims occurring during:
Current year	(46,467)	(19,710)	(23,486)
Prior years	(142,938)	(133,337)	(96,981)

Losses and LAE payments	(189,405)	(153,047)	(120,467)

Net reserves for losses and LAE at end of year	847,303	696,116	578,976

Reinsurance receivables on unpaid losses and LAE	801,461	911,439	979,015

Gross reserves for losses and LAE at end of year	$1,648,764	$1,607,555	$1,557,991

The segment and line of business breakdown of prior years’ net reserve deficiency (redundancy) were as follows:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Insurance Companies
Marine	$(10,695)	$(4,800)	$1,912
Specialty	(12,091)	(6,060)	875
Professional Liability	(10,365)	(1,223)	(3,045)
Other	(645)	(649)	(2,324)

Subtotal Insurance Companies	(33,796)	(12,732)	(2,582)
Lloyd’s Operations	(13,213)	(4,482)	(1,199)

Total	$(47,009)	$(17,214)	$(3,781)

The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Gross of Reinsurance

Beginning gross reserves	$37,171	$56,838	$78,421
Incurred loss & LAE	(781)	246	(17,409)
Calendar year payments	13,197	19,913	4,174

Ending gross reserves	$23,193	$37,171	$56,838

Gross case loss reserves	$16,014	$29,291	$48,958
Gross IBNR loss reserves	7,179	7,880	7,880

Ending gross reserves	$23,193	$37,171	$56,838

Net of Reinsurance

Beginning net reserves	$21,381	$30,372	$31,394
Incurred loss & LAE	1,779	229	529
Calendar year payments	6,443	9,220	1,551

Ending net reserves	$16,717	$21,381	$30,372

Net case loss reserves	$9,715	$13,678	$22,669
Net IBNR loss reserves	7,002	7,703	7,703

Ending net reserves	$16,717	$21,381	$30,372

The reserves for asbestos exposures at December 31, 2007 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products, being paid over several years (two other settlements were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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
To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the Company’s allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Gross loss development for asbestos exposure was not significant in 2007, 2006 and 2005. The reduction in gross incurred loss and LAE in 2005 relates to settlement of large claims discussed above.
At December 31, 2007, the ceded asbestos paid and unpaid recoverables were $10.5 million compared to $23.5 million at December 31, 2006. During 2007, the Company increased its provision for uncollectible reinsurance for asbestos losses by $1.6 million which was recorded in incurred losses. The Company also settled demands for arbitration with two asbestos reinsurers.
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
We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“S&P”) of ”A” or better, or an equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which was recently merged into our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

The credit quality distribution of the Company’s reinsurance recoverables of $1.09 billion at December 31, 2007 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A. M. Best or S&P was as follows:

	Rating	Recoverable	Percent
A.M. Best Rating(1)	Description	Amounts	to Total

		($ millions)

A++, A+	Superior	$637.4	59%
A, A−	Excellent	408.3	38%
B++, B+	Very good	3.0	0	%(2)
NR	Not rated	36.6	3	%(2)

Total		$1,085.3	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.
(2)	The Company holds offsetting collateral of approximately 33% for B++ and B+ companies and 92% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 76.2% of our total recoverables) together with the reinsurance recoverables and collateral at December 31, 2007, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables

	Unearned	Unpaid/Paid		Collateral(1)	Rating &
Reinsurer	Premium	Losses	Total	Held	Rating Agency

	($ in millions)

Swiss Reinsurance America Corporation	$20.5	$95.6	$116.1	$13.6	A+	AMB(2)
Folksamerica Reinsurance Company	21.0	88.7	109.7	45.7	A−	AMB
General Reinsurance Corporation	7.1	89.7	96.8	—	A++	AMB
Everest Reinsurance Company	14.6	40.4	55.0	7.5	A+	AMB
National Indemnity Company	11.6	37.8	49.4	11.3	A++	AMB
Transatlantic Reinsurance Company	15.6	33.3	48.9	9.5	A+	AMB
Munich Reinsurance America Inc.	9.8	32.1	41.9	11.5	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	6.2	33.6	39.8	8.6	A+	AMB
Swiss Reinsurance Company (UK) Ltd.	5.7	30.7	36.4	8.1	A+	AMB
Platinum Underwriters Re	5.8	27.7	33.5	3.5	A	AMB
Arch Reinsurance Company	3.8	25.3	29.1	1.0	A	AMB
Partner Reinsurance Company of the U.S.	6.1	21.9	28.0	3.9	A+	AMB
Scor Holding (Switzerland) AG	5.8	20.1	25.9	4.5	A−	AMB
Federal Insurance Co.	5.7	15.6	21.3	5.6	A++	AMB
Berkley Insurance Company	11.4	9.5	20.9	5.6	A+	AMB
Arch Reinsurance Limited	5.5	12.0	17.5	17.0	A	AMB
Allianz Global Corporate & Specialty AG	—	16.1	16.1	2.9	A+	AMB
Hannover Ruckversicherung	1.4	13.2	14.6	1.3	A	AMB
Ace Property and Casualty Insurance Company	2.3	11.9	14.2	0.5	A+	AMB
National Liability & Fire Insurance Company	0.1	12.3	12.4	—	A++	AMB

Top 20 Total	160.0	667.5	827.5	161.6
All Other	29.0	228.8	257.8	91.5

Total	$189.0	$896.3	$1,085.3	$253.1

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.
(2)	A.M. Best

The largest portion of the Company’s collateral consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. Such regulation requires collateral to be held by the ceding company from assuming companies not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the NAIC may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counter-party to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counter-party bank in the event such counter-party bank becomes unqualified and the reinsurer experiences significant financial deterioration or becomes insolvent. Under such circumstances, the Company could incur a substantial loss from uncollectible reinsurance from such reinsurer.
Approximately $167.7 million and $375.8 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2007 and 2006, respectively, were due from reinsurers as a result of Hurricanes Katrina and Rita.
Also included in reinsurance recoverable for paid and unpaid losses is approximately $10.5 million due from reinsurers in connection with our asbestos exposures of which $6.2 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account). The remaining reinsurance recoverable amounts for asbestos losses are due from various domestic and international reinsurers with no balance greater than $0.6 million due from a single reinsurer.

The following table summarizes written premium:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Direct	$989,652	$904,863	$701,094
Assumed	81,055	65,927	78,485
Ceded	(424,911)	(449,983)	(398,920)

Net	$645,796	$520,807	$380,659

The following table summarizes earned premium:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Direct	$940,447	$811,794	$653,064
Assumed	78,164	65,660	76,795
Ceded	(416,634)	(409,131)	(391,308)

Net	$601,977	$468,323	$338,551

The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Direct	$532,445	$475,148	$745,416
Assumed	18,314	22,854	140,321
Ceded	(210,167)	(227,815)	(650,082)

Net	$340,592	$270,187	$235,655

The Company is required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements. Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $921,000, $558,000 and $1,387,000 for 2007, 2006 and 2005, respectively.

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
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $45.5 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.2 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the non-U.S. subsidiary assuming all foreign tax credits are realized.

The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,

	2007	2006	2005

	($ in thousands)

Current income tax expense:
Federal and foreign	$47,963	$38,644	$15,841
State and local	—	—	(15)

Subtotal	47,963	38,644	15,826

Deferred income tax expense:
Federal and foreign	(4,401)	(4,590)	(5,672)
State and local	—	—	36

Subtotal	(4,401)	(4,590)	(5,636)

Total income tax expense	$43,562	$34,054	$10,190

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,

	2007		2006		2005

	($ in thousands)

Computed expected tax expense	$48,714	35.0%	$37,316	35.0%	$11,814	35.0%
Tax-exempt interest	(4,736)	−3.4%	(3,331)	−3.1%	(1,899)	−5.6%
Dividends received deduction	(345)	−0.2%	(243)	−0.2%	(166)	−0.5%
State and local income taxes, net of Federal income tax	64	0.0%	—	0.0%	14	0.0%
Change in the state and local tax net operating loss carryforward	(358)	−0.3%	(981)	−1.0%	(516)	−3.6%
Change in the valuation allowance	358	0.3%	981	1.0%	516	3.6%
Other	(135)	−0.1%	312	0.2%	427	1.3%

Actual tax expense and rate	$43,562	31.3%	$34,054	31.9%	$10,190	30.2%

The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,

	2007	2006

	($ in thousands)

Deferred tax assets:
Loss reserve discount	$28,857	$24,847
Unearned premium	14,467	12,048
Compensation related	5,190	2,313
State and local net deferred tax assets	6,348	5,990
Other	922	737

Total gross deferred tax assets	55,784	45,935
Less: Valuation allowance	(6,348)	(5,990)

Total deferred tax assets	49,436	39,945

Deferred tax liabilities:
Deferred acquisition costs	(10,794)	(8,602)
Net unrealized gains on securities	(5,394)	(534)
Net deferred state and local income tax	(254)	(254)
Other	(3,745)	(133)

Total deferred tax liabilities	(20,187)	(9,523)

Net deferred tax asset	$29,249	$30,422

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences at December 31, 2007, net of any valuation allowance.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $6.3 million and $6.0 million at December 31, 2007 and 2006, respectively. Included in the deferred tax assets are net operating loss carryforwards of $2.5 million and $4.8 million at December 31, 2007 and 2006, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at December 31, 2007 expire from 2022 to 2027.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement 109, Accounting for Income Taxes. FIN 48, which was effective in the first quarter of 2007, established the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribed a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.

Note 8. Credit Facility
The Company has a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If at that time the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British sterling. At December 31, 2007, letters of credit with an aggregate face amount of $107 million were issued under the credit facility. The line of credit was unused at December 31, 2007.
As a result of the amendment, the cost of the letter of credit portion of the credit facility was reduced to 0.75% from 1.00% for the issued letters of credit and to 0.10% from 0.125% for the unutilized portion of the letter of credit facility. The cost of the line of credit portion of the credit facility was also reduced to 0.75% from 1.00% over the Company’s choice of LIBOR or prime for the utilized portion and to 0.10% from 0.125% for the unutilized portion.
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buybacks, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through December 31, 2007. We were in compliance with all covenants at December 31, 2007.

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
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2007, the Company was in compliance with all such covenants.
Interest expense in 2007 was $8.9 million compared to $6.2 million from the April 17, 2006 issuance date to December 31, 2006. The fair value of the Senior Notes, which is based on the quoted market price at December 31, 2007, was $127 million.

Note 10. Fiduciary Funds
Prior to 2006, the Navigators Agencies managed insurance pools in which Navigators Insurance Company participated. Functions performed by the Navigators Agencies included underwriting business, collecting premiums from the insured, paying claims, collecting paid recoverables from reinsurers, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies. Funds received by the Company belonging to non-related participants in the former insurance pools are not material. They are held in a fiduciary capacity and are included in the accompanying consolidated balance sheets.

Note 11. Commitments and Contingencies
a. Future minimum annual rental commitments at December 31, 2007 under various noncancellable operating leases for the Company’s office facilities, which expire at various dates through 2018, are as follows:

Year Ended December 31,	($ in thousands)

2008	$5,859
2009	6,600
2010	6,214
2011	5,798
2012	5,751
Subsequent to 2012	25,061

Total	$55,283

The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $6.4 million, $4.8 million and $3.1 million, respectively.

b. The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.

c. Wherever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2007 capacity at Lloyd’s of £140 million, the December 31, 2007 exchange rate of £1 equals $1.98 and assuming the maximum 3% assessment, the Company would be assessed approximately $8.3 million.

Note 12. Share Capital

a.	Authorized
The Company’s authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share.
b.  Issued and outstanding

Changes in the Company’s issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,

	2007	2006	2005

	(in thousands)

Balance, beginning of year	16,736	16,617	12,657
Public offering	—	—	3,795
Vested stock grants	33	32	37
Employee stock purchase plan	15	15	16
Stock options exercised	89	72	112

Balance, end of year	16,873	16,736	16,617

There are no preferred shares issued.
In October 2005, the Company completed an underwritten public offering of 3,795,000 shares, including the over allotment option, and received net proceeds of $123.8 million. The proceeds were used to contribute $120 million to the Insurance Companies and for other general corporate purposes.

Note 13. Dividends from Subsidiaries and Statutory Financial Information
Navigators Insurance Company may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2007, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2008 without prior regulatory approval was $57.9 million. Navigators Insurance Company paid $8.0 million in dividends to the Company in 2007 and $3.0 million in 2005. No dividends were paid by Navigators Insurance Company in 2006. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations.
The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2007, 2006 and 2005 was $68.5 million, $48.7 million and $18.7 million, respectively. The statutory surplus as filed with the regulatory authorities was $578.7 million and $524.2 million at December 31, 2007 and 2006, respectively.
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
The significant differences between SAP and GAAP, as they relate to the Company’s operations, are that under SAP: (1) acquisition and commission costs are expensed when incurred while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders’ equity; (3) certain deferred tax assets are not permitted to be included in statutory surplus, while under GAAP deferred taxes are provided to reflect all temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents’ balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.
As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and Navigators Specialty Insurance Company were examined by the New York Insurance Department for the years 2001 through 2004.

Note 14. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation and the modified prospective method of adoption selected under the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.
At the Company’s May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for the Company’s common stock. As of December 31, 2007, 427,809 of such awards were issued leaving 572,191 awards available to be issued in subsequent periods. Upon the approval of the 2005 Stock Incentive Plan, no further awards are being issued under any of the Company’s other stock plans or the stock appreciation rights plan currently in effect. All stock options issued under the 2005 Stock Incentive Plan are exercisable upon vesting for one share of the Company’s common stock and are granted at exercise prices no less than the fair market value of the Company’s common stock on the date of grant.
Stock grants are expensed as they vest. The amounts charged to expense were $5.3 million, $4.3 million and $1.5 million in 2007, 2006 and 2005, respectively. In addition, $25,000 in each of 2007 and 2006 and $20,000 in 2005 of the Company’s common stock was earned by each non-employee director as a portion of the director’s compensation for serving on the Company’s Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2007, 2006 and 2005 for the stock earned by directors was $200,000, $177,000 and $140,000, respectively.
Options and grants generally vest equally over a four year period and the options have a maximum term of ten years. In some cases, grants vest over five years with one-third vesting in each of the third, fourth and fifth years.

Unvested restricted stock grants outstanding at December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,

	2007	2006	2005

Stock grants outstanding at beginning of year	250,149	99,708	94,460
Granted	203,725	208,623	58,458
Vested	(40,827)	(40,574)	(50,874)
Forfeited	(21,181)	(17,608)	(2,336)

Balance at end of year	391,866	250,149	99,708

Stock options outstanding at December 31, 2007, 2006 and 2005 were as follows:

	2007		2006		2005
		Average		Average		Average
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Options outstanding at beginning of year	475,250	$22.45	554,000	$21.85	641,875	$19.87
Granted	—		—		41,500	$33.29
Exercised	(88,525)	$18.38	(71,750)	$17.30	(112,375)	$13.97
Expired or forfeited	(2,375)	$29.11	(7,000)	$28.25	(17,000)	$27.15

Options outstanding at end of year	384,350	$23.34	475,250	$22.45	554,000	$21.85

Number of options exercisable	329,600	$22.12	355,000	$20.01	342,750	$17.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions used by year for the options granted indicated in the following table:

	Year Ended December 31,

	2007	2006	2005

Dividend yield	N/A	N/A	0.0%
Risk free interest rate	N/A	N/A	4.0%
Expected volatility	N/A	N/A	31.1%
Expected life	N/A	N/A	6 years
Weighted average fair value	N/A	N/A	$12.76

N/A—not applicable since no options were issued in 2007 or 2006.

The following table summarizes information about options outstanding at December 31, 2007:

	Outstanding	Average Remaining	Average	Exercisable	Average
Price Range	Options	Contract Life	Exercise Price	Options	Exercise Price

$10 to $15	69,375	1.9	$11.60	69,375	$11.60
$16 to $20	80,850	4.3	$17.06	80,850	$17.06
$21 to $30	192,625	5.9	$28.02	158,625	$27.84
$31 to $37	41,500	7.2	$33.29	20,750	$33.29

The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights (“SARs”) at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Stock Incentive Plan, no further awards are expected to be issued from the Stock Appreciation Rights Plan. The pre-tax amounts charged to expense in 2007, 2006 and 2005 were $1.4 million, $0.6 million and $1.7 million, respectively.

Stock appreciation rights outstanding at December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,

	2007		2006		2005

		Average		Average		Average
		Exercise		Exercise		Exercise
	SARs	Prices	SARs	Prices	SARs	Prices

SARs outstanding at beginning of year	118,750	$13.41	137,750	$13.51	179,750	$14.19
Granted	—		—		—
Exercised	(53,500)	$12.98	(19,000)	$14.16	(38,875)	$16.01
Expired or forfeited	(1,000)	$22.50	—		(3,125)	$21.35

SARs outstanding at end of year	64,250	$13.63	118,750	$13.41	137,750	$13.51

Number of SARs exercisable	64,250	$13.63	118,750	$13.41	134,875	$13.32

The Company offers an Employee Stock Purchase Plan (the “ESPP”) to all of its eligible employees. The employee is offered the opportunity to purchase the Company’s common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of the Company’s common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 7,399 shares purchased in 2008 from funds withheld during the July 1, 2007 to December 31, 2007 offering period. There were 14,803 shares purchased in 2007 from funds withheld during the offering periods of July 1, 2006 to December 31, 2006 and January 1, 2007 to June 30, 2007. The ESPP is compensatory under SFAS 123 and therefore the Company is required to expense both the value of the 10% discount and the “look-back” option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2007, 2006 and 2005 was $165,000, $139,000 and $106,000, respectively.

Note 15. Retirement Plans
The Company sponsors a defined contribution plan covering substantially all its U.S. employees. Contributions are equal to 15% of each eligible employee’s gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of their second year and an additional 20% at the end of each subsequent year until being fully vested after six years of service. The expense recorded for the plan, was $3.0 million, $2.6 million and $2.0 million in 2007, 2006 and 2005, respectively. The Company sponsors a similar defined contribution plan under U.K. regulations for its U.K. employees. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary. The expense recorded for this plan was $1.9 million, $1.4 million and $1.0 million for 2007, 2006 and 2005, respectively. Such expenses are included in other operating expenses.
The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute a portion of their salary limited by certain Federal regulations. The Company does not match any of the employee contributions.
Beginning in 2008, changes have been made to the U.S. defined contribution plan and the 401(k) Plan. The annual contribution to the defined contribution plan has been reduced from 15% to 7.5% and a 100% match has been established for the first 4% that each eligible employee contributes to the 401(k) Plan. In addition, the Company has the discretion of contributing an additional 4% to each eligible employee’s 401(k) Plan.

Note 16. Quarterly Financial Data (Unaudited)
Following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007

	($ in thousands, except net income per share)

Gross written premium	$300,861	$276,546	$245,961	$247,336
Net written premium	173,019	161,350	159,102	152,325
Revenues:
Net earned premium	139,046	145,617	156,038	161,276
Commission income	408	486	117	725
Net investment income	16,216	17,330	17,930	19,186
Net realized capital (losses)	201	840	(66)	1,031
Other income (expense)	(71)	(253)	298	304

Total revenues	155,800	164,020	174,317	182,522

Operating expenses:
Net losses and loss adjustment expenses incurred	81,192	79,739	88,019	91,642
Commission expense	17,099	17,650	19,676	23,188
Other operating expenses	26,289	28,608	27,902	27,610
Interest expense	2,215	2,215	2,216	2,217

Total operating expenses	126,795	128,212	137,813	144,657

Income before income tax expense	29,005	35,808	36,504	37,865
Income tax expense	9,333	11,433	11,471	11,325

Net income	$19,672	$24,375	$25,033	$26,540

Comprehensive income	$21,273	$12,107	$37,518	$34,968
Combined ratio	89.4%	86.4%	86.6%	87.7%
Net income per common share:
Basic	$1.17	$1.45	$1.49	$1.57
Diluted	$1.17	$1.44	$1.47	$1.55

The increase in 2007 revenues as compared to 2006 was primarily due to the increase in written premium resulting from business expansion in our Specialty and Professional Liability operations, coupled with the retention of more of our premiums by purchasing less reinsurance. Net investment income increased as the result of positive cash flow increasing the investment portfolio and the net proceeds of $123.5 million from the April 2006 debt offering.

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2006	2006	2006	2006

	($ in thousands, except net income per share)

Gross written premium	$263,784	$252,365	$221,667	$232,974
Net written premium	143,426	129,248	119,037	129,096
Revenues:
Net earned premium	103,722	114,541	115,696	134,364
Commission income	1,286	540	639	610
Net investment income	12,550	14,003	14,691	15,651
Net realized capital (losses)	(424)	(192)	(151)	(259)
Other income (expense)	186	44	(884)	(19)

Total revenues	117,320	128,936	129,991	150,347

Operating expenses:
Net losses and loss adjustment expenses incurred	62,117	66,627	64,456	76,987
Commission expense	13,705	13,624	13,769	16,689
Interest expense	18,408	19,927	22,683	24,737
Other operating expenses	—	1,820	2,214	2,214

Total operating expenses	94,230	101,998	103,122	120,627

Income before income tax expense	23,090	26,938	26,869	29,720
Income tax expense	7,565	8,840	8,536	9,113

Net income	$15,525	$18,098	$18,333	$20,607

Comprehensive income	$6,437	$11,845	$35,834	$22,708
Combined ratio	89.4%	87.0%	87.4%	87.7%
Net income per common share:
Basic	$0.93	$1.09	$1.10	$1.23
Diluted	$0.93	$1.08	$1.09	$1.22

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

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUMMARY OF CONSOLIDATED INVESTMENTS—OTHER THAN INVESTMENTS
IN RELATED PARTIES
December 31, 2007

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2007	Fair Value	Gains	(Losses)	Amortized Cost

	($ in thousands)

U.S. Government Treasury bonds, GNMAs and foreign government bonds	$234,375	$5,724	$(337)	$228,988
States, municipalities, and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Non-guaranteed Government Agency bonds	29,818	342	(4)	29,480
Mortgage-backed securities	232,869	1,824	(479)	231,524
Collateralized mortgage obligations	134,899	524	(823)	135,198
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975
Asset-backed securities	64,352	533	(79)	63,898

Subtotal	575,426	3,767	(2,416)	574,075
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities—common stocks	67,240	6,452	(4,704)	65,492
Cash	7,056	—	—	7,056
Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE NAVIGATORS GROUP, INC.
BALANCE SHEETS
(Parent Company)
($ in thousands, except share data)

	December 31,

ASSETS	2007	2006

Cash and investments	$44,146	$32,308
Investments in subsidiaries	735,351	634,299
Goodwill and other intangible assets	2,534	2,534
Other assets	6,821	12,939

Total assets	$788,852	$682,080

LIABILITIES
7% Senior Notes due May 1, 2016	$123,673	$123,560
Accounts payable and other liabilities	1,615	1,590
Accrued interest payable	1,458	1,458
Deferred compensation payable	—	4,129

Total liabilities	126,746	130,737

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding: 16,873,094 for 2007 and 16,735,898 for 2006	1,687	1,674
Additional paid-in capital	291,616	286,732
Retained earnings	355,084	259,464
Accumulated other comprehensive income:
Net unrealized gains on securities available-for-sale, net of tax	10,186	849
Foreign currency translation adjustment, net of tax	3,533	2,624

Total stockholders’ equity	662,106	551,343

Total liabilities and stockholders’ equity	$788,852	$682,080

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF INCOME
(Parent Company)
($ in thousands)

	Year Ended December 31,

	2007	2006	2005

Revenues:
Net investment income	$1,877	$1,478	$244
Dividends received from wholly-owned subsidiaries	8,000	—	3,000

Total revenues	9,877	1,478	3,244

Expenses:
Interest expense	8,863	6,248	—
Other (income) expense	(1,996)	2,072	4,208

Total expenses	6,867	8,320	4,208

Income (loss) before income tax (benefit)	3,010	(6,842)	(964)
Income tax (benefit)	(1,804)	(2,390)	(1,387)

Income (loss) before equity in undistributed net income of wholly owned subsidiaries	4,814	(4,452)	423
Equity in undistributed net income of wholly owned subsidiaries	90,806	77,015	23,141

Net Income	$95,620	$72,563	$23,564

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF CASH FLOWS
(Parent Company)
($ in thousands)

	Year Ended December 31,

	2007	2006	2005

Operating activities:
Net income	$95,620	$72,563	$23,564
Adjustments to reconcile net income to net cash (used in) provided by operations:
Equity in undistributed net (income) of wholly- owned subsidiaries	(98,806)	(77,015)	(26,141)
Dividends received from subsidiaries	8,000	—	3,000
Other	4,792	(5,505)	6,425

Net cash (used in) provided by operating activities	9,606	(9,957)	6,848

Investing activities:
Fixed maturities, available-for-sale Purchases	10,500	(20,137)	—
Investments in wholly-owned subsidiaries	—	(100,000)	(120,000)
Net (increase) decrease in short-term investments	(20,497)	5,792	(12,663)

Net cash (used in) investing activities	(9,997)	(114,345)	(132,663)

Financing activities:
Net proceeds from stock offering	—	—	123,862
Net proceeds from debt offering	—	123,538	—
Proceeds of stock issued from employee stock purchase plan	606	536	419
Proceeds of stock issued from exercise of stock options	1,627	1,265	1,570

Net cash provided by financing activities	2,233	125,339	125,851

Increase (decrease) in cash	1,842	1,037	36
Cash at beginning of year	1,261	224	188

Cash at end of year	$3,103	$1,261	$224

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

		Reserve					Losses	Amortization
	Deferred	for Losses		Other Policy			and Loss	of Deferred
	Policy	and Loss		Claims and	Net	Net	Adjustment	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Benefits	Earned	Investment	Expenses	Acquisition	Operating	Written
	Costs	Expenses	Premiums	Payable	Premium	Income(1)	Incurred	Costs(2)	Expenses(1)	Premium

Year ended December 31, 2007
Insurance Companies	$30,840	$1,201,595	$336,261	$—	$443,456	$58,261	$256,652	$52,490	$81,053	$478,018
Lloyd’s Operations	21,055	447,169	133,220	—	158,521	10,524	83,940	25,123	29,356	167,778

	$51,895	$1,648,764	$469,481	$—	$601,977	$68,785	$340,592	$77,613	$110,409	$645,796

Year ended December 31, 2006
Insurance Companies	$24,578	$1,079,379	$292,803	$—	$329,723	$47,723	$191,740	$36,412	$62,459	$376,179
Lloyd’s Operations	17,122	528,176	122,293	—	138,600	7,694	78,447	21,375	23,296	144,628

	$41,700	$1,607,555	$415,096	$—	$468,323	$55,417	$270,187	$57,787	$85,755	$520,807

Year ended December 31, 2005
Insurance Companies	$14,361	$994,079	$223,592	$—	$230,046	$31,764	$155,293	$22,984	$52,353	$267,745
Lloyd’s Operations	15,336	563,912	92,924	—	108,505	5,061	80,362	19,687	20,786	112,914

	$29,697	$1,557,991	$316,516	$—	$338,551	$36,825	$235,655	$42,671	$73,139	$380,659

(1)	Net investment income and other operating expenses reflect only such amounts attributable to the Company’s insurance operations.
(2)	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES REINSURANCE
Written Premium
($ in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Direct	Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

Year ended December 31, 2007
Property-Casualty	$989,652	$424,911	$81,055	$645,796	13%

Year ended December 31, 2006
Property-Casualty	$904,863	$449,983	$65,927	$520,807	13%

Year ended December 31, 2005
Property-Casualty	$701,094	$398,920	$78,485	$380,659	21%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

		Charged
	Balance at	(Credited) to	Charged to		Balance at
	January 1,	Costs and	Other	Deductions	December 31,
Description	2007	Expenses	Accounts	(Describe)	2007

Allowance for uncollectible reinsurance	$8,473	$921	$—	$—	$9,394

Valuation allowance in deferred taxes	$5,990	$358	$—	$—	$6,348

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
($ in thousands)

		Reserve					Losses and Loss Adjustment		Amortization
	Deferred	for Losses					Expenses Incurred Related to		of Deferred
Affiliation	Policy	and Loss	Discount,		Net	Net			Policy	Other	Net
with	Acquisition	Adjustment	if any,	Unearned	Earned	Investment	Current	Prior	Acquisition	Operating	Written
Registrant	Costs	Expenses	Deducted	Premium	Premium	Income(1)	Year	Years	Costs(2)	Expenses(1)	Premium

Consolidated Subsidiaries
Year ended December 31, 2007	$51,895	$1,648,764	$—	$469,481	$601,977	$68,785	$387,601	$(47,009)	$77,613	$110,409	$645,796

Year ended December 31, 2006	$41,700	$1,607,555	$—	$415,096	$468,323	$55,417	$287,401	$(17,214)	$57,787	$85,755	$520,807

Year ended December 31, 2005	$29,697	$1,557,991	$—	$316,516	$338,551	$36,825	$239,436	$(3,781)	$42,671	$73,139	$380,659

(1)	Net investment income and other operating expenses reflect only such amounts attributable to the Company’s Insurance Operations.
(2)	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s Insurance Operations. A portion of these costs is eliminated in consolidation.

INDEX TO EXHIBITS

Previously Filed and
Incorporated Herein
Exhibit No.	Description of Exhibit	by Reference to:

3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-3	By-laws, as amended	Form S-1 (File No. 33-5667)
3-4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006
4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)
10-1	Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-2	Agreement between the Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-3*	Stock Option Plan	Form S-1 (File No. 33-5667)
10-4*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)
10-5	Agreement with Bradley D. Wiley dated June 3, 1997	Form 10-K for December 31, 1997
10-6	Employment Agreement with Salvatore A. Margarella dated March 1, 1999	Form 10-K for December 31, 1998
10-7	Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001
10-8	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002
10-9*	2002 Stock Incentive Plan	Proxy Statement for May 30, 2002
10-10*	Employee Stock Purchase Plan	Proxy Statement for May 29, 2003
10-11*	Executive Performance Incentive Plan	Proxy Statement for May 29, 2003
10-12	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No. 333-108424)
10-13	Agreement with Paul J. Malvasio dated October 9, 2003	Form 10-K for December 31, 2003
10-14	Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-15	Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-16	Agreement with Jane E. Keller	Form 10-Q for September 30, 2004
10-17	Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	Form 8-K filed December 14, 2004
10-18	Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	Form 8-K filed January 18, 2005
10-19	Second Amended and Restated Credit Agreement among the Company and the Lenders dated January 31, 2005	Form 8-K filed February 4, 2005
10-20*	2005 Stock Incentive Plan	Proxy Statement for May 20, 2005
10-21	Agreement with Elliot S. Orol	Form 10-Q for June 30, 2005
10-22	Agreement with John F. Kirby	Form 8-K filed July 7, 2006
10-23	Third Amended and Restated Credit Agreement among the Company and the Lenders dated February 2, 2007	Form 8-K filed February 7, 2007
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**
23-1	Consent of Independent Registered Public Accounting Firm	**
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference)	**

Previously Filed and
Incorporated Herein
Exhibit No.	Description of Exhibit	by Reference to:

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference)	**
*	Compensatory plan.
**	Included herein