Form 10-Q
period 2008-03-31
NAVIGATORS GROUP INC
filed 2008-04-30
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of April 21, 2008 was 16,798,542.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2008, $1,554,999; 2007, $1,508,489)	$1,570,971	$1,522,320
Equity securities, available-for-sale, at fair value (cost: 2008, $65,309; 2007, $65,492)	59,688	67,240
Short-term investments, at fair value	171,447	170,685
Cash	12,810	7,056

Total investments and cash	1,814,916	1,767,301

Premiums in course of collection	198,494	163,081
Commissions receivable	272	2,381
Prepaid reinsurance premiums	188,223	188,961
Reinsurance receivable on paid losses	74,183	94,818
Reinsurance receivable on unpaid losses and loss adjustment expenses	776,767	801,461
Net deferred income tax benefit	31,260	29,249
Deferred policy acquisition costs	53,450	51,895
Accrued investment income	15,867	15,605
Goodwill and other intangible assets	8,087	8,084
Other assets	20,756	20,935

Total assets	$3,182,275	$3,143,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,661,556	$1,648,764
Unearned premium	500,663	469,481
Reinsurance balances payable	139,331	161,829
Senior notes	123,702	123,673
Federal income tax payable	18,965	10,868
Payable for securities purchased	1,939	—
Accounts payable and other liabilities	59,242	67,050

Total liabilities	2,505,398	2,481,665

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 at 3/31/08 and 12/31/07; issued and outstanding: 16,798,542 (net of Treasury stock) at 3/31/08 and 16,873,094 at 12/31/07	1,693	1,687
Additional paid-in capital	294,146	291,616
Retained earnings	378,334	355,084
Treasury stock, at cost (136,026 shares at 3/31/08)	(7,321)	—
Accumulated other comprehensive income	10,025	13,719

Total stockholders’ equity	676,877	662,106

Total liabilities and stockholders’ equity	$3,182,275	$3,143,771

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Gross written premium	$287,146	$300,861

Revenues:
Net written premium	$187,722	$173,019
(Increase) in unearned premium	(31,982)	(33,973)

Net earned premium	155,740	139,046
Commission income	261	408
Net investment income	18,838	16,216
Net realized capital gains (losses)	(76)	201
Other income (expense)	11	(71)

Total revenues	174,774	155,800

Operating expenses:
Net losses and loss adjustment expenses incurred	88,420	81,192
Commission expense	20,948	17,099
Other operating expenses	29,756	26,289
Interest expense	2,217	2,215

Total operating expenses	141,341	126,795

Income before income tax expense	33,433	29,005

Income tax expense (benefit):
Current	10,306	9,276
Deferred	(123)	57

Total income tax expense	10,183	9,333

Net income	$23,250	$19,672

Net income per common share:
Basic	$1.38	$1.17
Diluted	$1.36	$1.17

Average common shares outstanding:
Basic	16,862	16,756
Diluted	17,052	16,884
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,687	$1,674
Shares issued under stock plans	6	4

Balance at end of period	$1,693	$1,678

Additional paid-in capital
Balance at beginning of year	$291,616	$286,732
Shares issued under stock plans	2,530	1,747

Balance at end of period	$294,146	$288,479

Retained earnings
Balance at beginning of year	$355,084	$259,464
Net income	23,250	19,672

Balance at end of period	$378,334	$279,136

Treasury stock, at cost
Balance at beginning of year	$—	$—
Treasury stock acquired	(7,321)	—

Balance at end of period	$(7,321)	$—

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$10,186	$849
Change in period	(3,412)	1,496

Balance at end of period	6,774	2,345

Cumulative translation adjustments, net of tax
Balance at beginning of year	3,533	2,624
Net adjustment for period	(282)	105

Balance at end of period	3,251	2,729

Balance at end of period	$10,025	$5,074

Total stockholders’ equity at end of period	$676,877	$574,367

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Net income	$23,250	$19,672

Other comprehensive income:
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of ($1,813) and $771 in 2008 and 2007, respectively(1)	(3,412)	1,496
Change in foreign currency translation gains, net of tax expense (benefit) of ($151) and $56 in 2008 and 2007, respectively	(282)	105

Other comprehensive income	(3,694)	1,601

Comprehensive income	$19,556	$21,273

(1) Disclosure of reclassification amount, net of tax:

Unrealized holding gains (losses) arising during period	$(3,461)	$1,625
Less: reclassification adjustment for net realized capital gains (losses) included in net income	(49)	129

Change in net unrealized gains (losses) on securities	$(3,412)	$1,496

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Operating activities:
Net income	$23,250	$19,672
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,222	703
Net deferred income tax expense (benefit)	(123)	57
Net realized capital (gains) losses	76	(201)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and LAE	45,418	18,344
Reserve for losses and LAE	12,577	(3,699)
Prepaid reinsurance premiums	776	(19,719)
Unearned premium	31,035	53,426
Premiums in course of collection	(35,297)	(61,862)
Commissions receivable	2,109	298
Deferred policy acquisition costs	(1,546)	(11,884)
Accrued investment income	(262)	(290)
Reinsurance balances payable	(22,525)	8,347
Federal income tax	8,076	7,400
Other	(5,134)	9,486

Net cash provided by operating activities	59,652	20,078

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	35,146	50,738
Sales	20,644	55,680
Purchases	(103,436)	(174,445)
Equity securities, available-for-sale
Sales	5,514	4,464
Purchases	(5,595)	(11,877)
Change in payable for securities	1,974	8,863
Net change in short-term investments	(647)	47,079
Purchase of property and equipment	(1,072)	(1,898)

Net cash (used in) investing activities	(47,472)	(21,396)

Financing activities:
Purchase of treasury stock	(7,321)	—
Proceeds of stock issued from employee stock purchase plan	356	301
Proceeds of stock issued from exercise of stock options	540	241

Net cash provided by (used in) financing activities	(6,425)	542

Effect of exchange rate changes on foreign currency cash	(1)	—

Increase (decrease) in cash	5,754	(776)
Cash at beginning of year	7,056	2,404

Cash at end of period	$12,810	$1,628

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$2,728	$1,712
Interest paid	—	—
Issuance of stock to directors	200	181
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2007 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Note 2. Reinsurance Ceded
The Company’s ceded earned premiums were $100.0 million and $107.9 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s ceded incurred losses were $21.7 million and $63.6 million for the three months ended March 31, 2008 and 2007, respectively.
Note 3. Segment Information
The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.
The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the Navigators Agencies’ and the Parent Company’s expenses and related income tax amounts.
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
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses.

Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, European property business and construction coverages for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members. The Navigators Agencies are underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company.
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

Financial data by segment for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$191,596	$95,550		$287,146
Net written premium	124,310	63,412		187,722

Net earned premium	112,246	43,494		155,740
Net losses and LAE	(67,356)	(21,064)		(88,420)
Commission expense	(12,948)	(8,000)		(20,948)
Other operating expenses	(22,148)	(7,608)		(29,756)
Commission income and other income (expense)	258	14		272

Underwriting profit	10,052	6,836		16,888

Net investment income	15,465	2,982	$391	18,838
Net realized capital gains (losses)	(102)	26	—	(76)
Interest expense	—	—	(2,217)	(2,217)

Income (loss) before income taxes	25,415	9,844	(1,826)	33,433

Income tax expense (benefit)	7,370	3,452	(639)	10,183

Net income (loss)	$18,045	$6,392	$(1,187)	$23,250

Identifiable assets (1)	$2,356,343	$756,100	$69,520	$3,182,275

Loss and LAE ratio	60.0%	48.4%		56.8%
Commission expense ratio	11.5%	18.4%		13.5%
Other operating expense ratio (2)	19.5%	17.5%		18.9%

Combined ratio	91.0%	84.3%		89.2%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended March 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$82,535	$74,953	$157,488
Specialty	78,882	—	78,882
Professional Liability	19,287	10,670	29,957
Middle Markets	8,014	—	8,014
Property/Other	2,878	9,927	12,805

Total	$191,596	$95,550	$287,146

Net written premium:
Marine & Energy	$49,671	$52,502	$102,173
Specialty	53,944	—	53,944
Professional Liability	11,733	6,792	18,525
Middle Markets	6,526	—	6,526
Property/Other	2,436	4,118	6,554

Total	$124,310	$63,412	$187,722

Net earned premium:
Marine & Energy	$33,226	$33,992	$67,218
Specialty	56,669	—	56,669
Professional Liability	14,073	5,959	20,032
Middle Markets	5,697	—	5,697
Property/Other	2,581	3,543	6,124

Total	$112,246	$43,494	$155,740

	Three Months Ended March 31, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$208,874	$91,987		$300,861
Net written premium	122,048	50,971		173,019

Net earned premium	101,812	37,234		139,046
Net losses and LAE	(61,340)	(19,852)		(81,192)
Commission expense	(11,083)	(6,016)		(17,099)
Other operating expenses	(18,769)	(7,520)		(26,289)
Commission income and other income (expense)	489	(152)		337

Underwriting profit	11,109	3,694		14,803

Net investment income	13,654	2,151	$411	16,216
Net realized capital gains (losses)	243	(42)	—	201
Interest expense	—	—	(2,215)	(2,215)

Income (loss) before income taxes	25,006	5,803	(1,804)	29,005

Income tax expense (benefit)	7,911	2,054	(632)	9,333

Net income (loss)	$17,095	$3,749	$(1,172)	$19,672

Identifiable assets (1)	$2,166,439	$822,689	$65,240	$3,065,861

Loss and LAE ratio	60.2%	53.3%		58.4%
Commission expense ratio	10.9%	16.2%		12.3%
Other operating expense ratio (2)	18.0%	20.6%		18.7%

Combined ratio	89.1%	90.1%		89.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended March 31, 2007
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$86,856	$77,679	$164,535
Specialty	89,416	—	89,416
Professional Liability	20,482	5,478	25,960
Middle Markets	6,304	—	6,304
Property/Other	5,816	8,830	14,646

Total	$208,874	$91,987	$300,861

Net written premium:
Marine & Energy	$45,736	$45,488	$91,224
Specialty	54,585	—	54,585
Professional Liability	12,192	3,383	15,575
Middle Markets	3,969	—	3,969
Property/Other	5,566	2,100	7,666

Total	$122,048	$50,971	$173,019

Net earned premium:
Marine & Energy	$33,490	$32,341	$65,831
Specialty	49,042	—	49,042
Professional Liability	13,037	2,957	15,994
Middle Markets	4,570	—	4,570
Property/Other	1,673	1,936	3,609

Total	$101,812	$37,234	$139,046

The Insurance Companies’ net earned premium includes $14.7 million and $15.4 million of net earned premium from the U.K. Branch for the three months ended March 31, 2008 and 2007, respectively.
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
Note 5. Stock-Based Compensation
Stock based compensation is expensed as stock awards granted under the Company’s stock plans vest with the expense being included in other operating expenses for the periods indicated. The amounts charged to expense for stock-based compensation were $1.9 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively.
The Company expensed $41,000 and $35,000 for the three months ended March 31, 2008 and 2007, respectively, related to its Employee Stock Purchase Plan.

In addition, $50,000 was expensed in each of the three month periods ended March 31, 2008 and 2007 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Company’s Board of Directors.
Note 6. Application of New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141(R), Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its financial condition or results of operations.
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
Note 7. Syndicate 1221
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
Syndicate 1221’s stamp capacity is £123.0 million ($243.4 million) in 2008 compared to £140.0 million ($280.2 million) in 2007. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2008 and 2007 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007. The Lloyd’s Operations included in the consolidated financial statements represent the Company’s participation in Syndicate 1221.
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
 A tax benefit taken in the tax return but not in the financial statements is known as an ‘unrecognized tax benefit’. The Company had no unrecognized tax benefits at either March 31, 2008 or March 31, 2007 and does not anticipate any significant unrecognized tax benefits within the next twelve months. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state, local, or foreign tax examinations by tax authorities for years 2004 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three month periods ended March 31, 2008 and 2007.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $7.6 million and $6.3 million at March 31, 2008 and December 31, 2007, respectively. Included in the deferred tax assets are net operating loss carryforwards of $1.6 million and $2.5 million at March 31, 2008 and December 31, 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at March 31, 2008 expire in 2025.
Note 9. Commitments and Contingencies
(a) The Company is not a party to, or the subject of, any material pending legal proceedings that depart from the routine litigation incidental to the kinds of business it conducts.
(b) Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £123 million, the March 31, 2008 exchange rate of £1 equals $1.99 and assuming the maximum 3% assessment, the Company would be assessed approximately $7.3 million.

Note 10. Senior Notes due May 1, 2016
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.2 million for the first three months of both 2008 and 2007. The fair value of the Senior Notes, based on quoted market prices, was $120.7 million and $126.7 million at March 31, 2008 and December 31, 2007, respectively.
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of March 31, 2008, the Company was in compliance with all such covenants.
Note 11. Fair Value Measurements SFAS 157 and SFAS 159
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which was adopted by the Company on January 1, 2008. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the input to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 – Quoted prices for identical instruments in active markets.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at March 31, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$188,291	$1,380,607	$2,073	$1,570,971
Equities securities	54,030	5,658	—	59,688
Short-term investments	28,664	142,783	—	171,447

Total	$270,985	$1,529,048	$2,073	$1,802,106

The securities classified as Level 3 in the above table consist of three structured securities rated AAA/Aaa by Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), respectively, with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the quarter ended March 31, 2008:

Three Months Ended
March 31, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	17
Purchases, sales, paydowns and amortization	(153)
Transfer to Level 2	(394)

Level 3 investments as of March 31, 2008	$2,073

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides on an instrument-by-instrument basis for most financial assets and liabilities to be reported at with changes in fair value reported in earnings. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply fair value accounting to any financial instruments with future changes in value reported in earnings.
Note 12. Share Repurchases
In October, 2007 the Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. There were no purchases made in the 2007 fourth quarter. During the first quarter of 2008, the Company purchased 136,026 shares of its common stock in the open market at an average cost of $53.82 per share which approximates $7.3 million in total. There is approximately $22.7 million remaining to be used in the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q are ‘‘forward-looking statements’’ as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the ‘‘Risk Factors’’ section of our 2007 Annual Report on Form 10-K as well as:
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

•
other risks that we identify in future filings with the Securities and Exchange Commission (the “SEC”), including without limitation the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
Overview
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes our U.K. Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, European property business and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We participate in the capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year).
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

The discussions that follow include tables, which contain both our consolidated and segment operating results for the three month periods ended March 31, 2008 and 2007. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
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
From 2003 through 2006, we experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions have returned as available capacity has increased. The average renewal premium rates for our Insurance Companies’ marine business decreased approximately 0.7% for the 2008 first quarter, including offshore energy average renewal premium rates which decreased approximately 5.6%. The average renewal premium rates for our Lloyd’s Operations marine business decreased approximately 4.0% for the 2008 first quarter including offshore energy average renewal premium rates which decreased approximately 9.5%. We expect continuing overall declines in 2008 pricing for marine lines of business, including offshore energy, as additional capacity continues to re-enter the marine market.

Specialty liability losses in 2001 to 2003, particularly for the contractors liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in average renewal premium rate increases of approximately 13% in 2004 and 49% in 2003. This was followed by a slight decline in rates of approximately 1% in 2005. The 2006 year average renewal premium rates for the contractors liability business declined approximately 6%, primarily due to additional competition in the marketplace. This decline continued into 2007 with average renewal premium rates declining approximately 10.7%. The average renewal premium rates for the contractors liability business declined approximately 9.3% in the 2008 first quarter. We expect competitive conditions to continue during 2008 resulting in continuing declines in pricing for contractors liability and excess liability business.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Average professional liability average renewal premium rates decreased approximately 6.6% in 2007 compared to relatively level average renewal premium rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial average renewal premium rate increases in 2003 and 2002, particularly for D&O insurance. The 2007 D&O insurance average renewal premium rates decreased approximately 7.9% following decreases of approximately 1.7% in 2006, 2.3% 2005 and 9.5% in 2004. The average renewal premium rates for the professional liability business declined approximately 5.6% in the 2008 first quarter, including D&O insurance average renewal premium rates which declined approximately 4.4%. We anticipate continuing declines in 2008 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.
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
The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and attempt to manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the nature of catastrophes. The occurrence of one or more severe catastrophic events could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.
The Company has significant catastrophe exposures throughout the world. The largest catastrophe exposure results from hurricane damage to offshore energy risks in the Gulf of Mexico. Based on an assessment made through the end of the 2008 first quarter and taking into account the 2008 reinsurance structure, the Company believes that its estimated probable maximum pre-tax gross and net loss exposure in a so-called or theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico would approximate $221 million and $32 million, respectively, including the cost of reinsurance reinstatement premiums. There are a number of significant assumptions and related variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.

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
Reinsurance Recoverables. The most significant reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement.
Written and Unearned Premium. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents and brokers but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

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
The portion of the Company’s premium that is estimated is mostly for the marine business written by our U.K. Branch and Lloyd’s Operations. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from agents and brokers and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.
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
Impairment of Invested Assets. Impairment of invested assets results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
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

Accounting for Lloyd’s Results. We record our pro rata share of Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”). The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss.
Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation, issued by the FASB. Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income. Statement of income amounts expressed in functional currencies are translated using average exchange rates.
Realized gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company’s Consolidated Statements of Income.
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three month periods ended March 31, 2008 and 2007. Earnings per share data is presented on a per diluted share basis.
Effective in 2008, the Company has reclassified certain of its business for this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The inland marine business, formerly included in other business, is now included in marine business. Middle markets business, formerly included in the specialty business, is now broken out separately. Underwriting data for prior periods has been reclassified to reflect these changes.
Net income for the three months ended March 31, 2008 was $23.3 million or $1.36 per share compared to $19.7 million or $1.17 per share for the three months ended March 31, 2007. Included in these results were net realized capital gains (losses) of nil per share and $0.01 per share for the three months ended March 31, 2008 and 2007, respectively.
The combined ratios, which consist of the sum of the loss and LAE ratio and the expense ratio for each period, for the 2008 and 2007 first quarters were 89.2% and 89.4%, respectively. The combined ratio for the 2008 first quarter was reduced by 8.8 loss ratio points for net loss reserve redundancies relating to prior periods of $13.7 million or $0.52 per share. The combined ratio for the 2007 first quarter was reduced by 4.9 loss ratio points for net loss reserve redundancies relating to prior periods of $6.8 million or $0.26 per share. The net paid loss and LAE ratio for the 2008 first quarter was 32.7% compared to 31.3% for the 2007 first quarter.
Cash flow from operations was $59.7 million for the 2008 first quarter compared to $20.1 million for the comparable period in 2007. The positive cash flow contributed to the growth in invested assets and net investment income.

Consolidated stockholders’ equity increased 2.2% to $676.9 million or $40.29 per share at March 31, 2008 compared to $662.1 million or $39.24 per share at December 31, 2007. The increase was primarily due to net income of $23.3 million for the first three months of 2008.
Revenues. Gross written premium decreased 4.6% to $287.1 million in the first quarter of 2008 from $300.9 million in the first quarter of 2007. The decrease in the 2008 gross written premium generally reflects a softening market.
The average premium rate increases or decreases as noted elsewhere in this document for the marine, specialty and professional liability businesses are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which generally would be more competitively priced compared to renewal business.

The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended March 31,
	2008				2007
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:
Marine	$82,535	28.7%	$49,671	$33,226	$86,856	28.9%	$45,736	$33,490
Specialty	78,882	27.5%	53,944	56,669	89,416	29.7%	54,585	49,042
Professional Liability	19,287	6.7%	11,733	14,073	20,482	6.8%	12,192	13,037
Middle Markets	8,014	2.8%	6,526	5,697	6,304	2.1%	3,969	4,570
Property/Other	2,878	1.0%	2,436	2,581	5,816	1.9%	5,566	1,673

Insurance Companies Total	191,596	66.7%	124,310	112,246	208,874	69.4%	122,048	101,812

Lloyd’s Operations:
Marine	74,953	26.1%	52,502	33,992	77,679	25.8%	45,488	32,341
Professional Liability	10,670	3.7%	6,792	5,959	5,478	1.8%	3,383	2,957
Other	9,927	3.5%	4,118	3,543	8,830	3.0%	2,100	1,936

Lloyd’s Operations Total	95,550	33.3%	63,412	43,494	91,987	30.6%	50,971	37,234

Intercompany elimination	—	—	—	—	—	—	—	—

Total	$287,146	100.0%	$187,722	$155,740	$300,861	100.0%	$173,019	$139,046

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for the first three months of 2008 and 2007 consisted of the following:

	2008	2007

Marine liability	31%	30%
P&I	14%	13%
Offshore energy	13%	17%
Cargo	10%	9%
Transport	8%	8%
Inland marine	7%	3%
Other	6%	7%
Bluewater hull	6%	7%
Craft/Fishing vessel	5%	6%

Total	100%	100%

The marine gross written premium for the 2008 first quarter decreased 5.0% compared to the same period in 2007 reflecting flattening or declining premium in several classes of business due to increased competitive market conditions. The average renewal premium rates during the 2008 first quarter decreased 0.7%. We expect continuing overall declines in 2008 pricing for marine lines of business, including offshore energy, as additional capacity continues to re-enter the marine market.
Specialty Premium. The gross written premium for the first three months of 2008 and 2007 consisted of the following:

	2008	2007

Construction liability	50%	50%
Commercial umbrella	21%	18%
Programs	13%	10%
Primary E&S	11%	14%
Personal umbrella	3%	3%
Liquor liability	2%	1%
Other	0%	4%

Total	100%	100%

The specialty gross written premium for the 2008 first quarter decreased 11.8% compared to the same period in 2007 due primarily to weakening economic conditions that have reduced demand for contractors liability insurance. The average renewal premium rates decreased by approximately 9.3% for the contractors liability business in the 2008 first quarter. The recent premium rate decreases for the contractors liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue throughout 2008.

Professional Liability Premium. The gross written premium for the first three months of 2008 and 2007 consisted of the following:

	2008	2007

D&O (public and private)	57%	60%
Lawyers and other professionals	38%	33%
Architects and engineers	5%	7%

Total	100%	100%

The professional liability gross written premium for the 2008 first quarter decreased 5.8% compared to the same period in 2007. The average renewal premium rates for the professional liability business including D&O renewal premium rates decreased by approximately 5.6% in the 2008 first quarter. We anticipate continuing declines in 2008 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.
Middle Markets Premium. Middle markets premium consists of general liability, auto liability and property insurance for a variety of commercial middle markets businesses engaged in contracting, light manufacturing, garage services, hospitality and real estate.
Despite the softening market conditions, the gross written premium increased 27.1% for the first three months of 2008 due to geographic and product diversification and consisted of the following:

	2008	2007

General liability	49%	55%
Commercial automobile liability	38%	32%
Property	13%	13%

Total	100%	100%

Property/Other Premium. Property/Other premium includes European property business written by the U.K. Branch beginning in 2006 and run-off business.
Lloyd’s Operations’ Gross Written Premium
We have provided 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £123.0 million ($243.4 million) in 2008 compared to £140.0 million ($280.2 million) in 2007.
The Lloyd’s Operations gross written premium for the 2008 first quarter increased 3.9% compared to the same period in 2007 reflecting continued expansion in the professional liability book of business partially offset by a decline in marine and energy business due to weakening market conditions.

Marine Premium. The gross written premium for the first three months of 2008 and 2007 consisted of the following:

	2008	2007

Marine liability	37%	27%
Cargo and specie	31%	38%
Assumed reinsurance	12%	12%
Offshore energy	10%	18%
Hull	6%	4%
Other	4%	1%

Total	100%	100%

The marine gross written premium for the 2008 first quarter decreased 3.5% compared to the same period in 2007. The decrease was due to the flattening or declining premium in several classes of business due to increased competitive market conditions. The average renewal premium rates decreased approximately 4.0% for the 2008 first quarter. We expect continuing overall declines in 2008 pricing for marine lines of business, including offshore energy, as additional capacity continues to re-enter the marine market.
Professional Liability Premium. The gross written premium for the first three months of 2008 and 2007 consisted of the following:

	2008	2007

E&O	78%	68%
D&O (public and private)	22%	32%

Total	100%	100%

Syndicate 1221 commenced writing professional liability business during the second quarter of 2005. The 2008 first quarter gross written premium increased 94.7%, compared to the same period in 2007, due to continued expansion and geographic diversification of the business.
Property/Other Premium. Property/Other premium consists of gross written premium for European property business, engineering and construction business which provides coverage for construction projects including machinery, equipment and loss of use due to delays and of premium for onshore energy business which principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption.
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

The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended March 31
	2008		2007
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$32,864	39.8%	$41,120	47.3%
Specialty	24,938	31.6%	34,831	39.0%
Professional Liability	7,554	39.2%	8,290	40.5%
Middle Markets	1,488	18.6%	2,335	37.0%
Property/Other	442	15.4%	250	4.3%

Subtotal	67,286	35.1%	86,826	41.6%

Lloyd’s Operations:
Marine	22,451	30.0%	32,191	41.4%
Professional Liability	3,878	36.3%	2,095	38.2%
Property/Other	5,809	58.5%	6,730	76.2%

Subtotal	32,138	33.6%	41,016	44.6%

Total	$99,424	34.6%	$127,842	42.5%

The ratios of total ceded written premium to gross written premium in the 2008 and 2007 first quarters were 34.6% and 42.5%, respectively. The decrease in the ratio of ceded written premium to gross written premium for the three months ended March 31, 2008 compared to the same period in 2007 was due to a combination of the following factors:
•	Restructuring of the marine quota share treaties for the Insurance Companies and the Lloyd’s Operations resulting in a large reduction in ceded premium.

•	An increased retention from $0.5 million to $1.0 million effective April 1, 2007 for the contractors liability business which reduced the amount of premium ceded.

•	The elimination of a 5% reinsurer participation in our Syndicate 1221 2008 stamp capacity.
Net Written Premium. Net written premium increased 8.5% in the 2008 first quarter, compared to the same period in 2007, primarily due to retaining more of our business as discussed above.
Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 12.0% in the 2008 first quarter compared to the same period in 2007, as a result of the increased net written premium discussed above.

Commission Income. Commission income from unaffiliated business decreased 36.0% in the 2008 first quarter compared to the same period in 2007. Beginning with the 2006 underwriting year, there are no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.
Net Investment Income. Net investment income increased 16.2% in the 2008 first quarter compared to the same period in 2007, due primarily to the increase in invested assets as a result of the positive cash flow from operations somewhat offset by a modest decline in the portfolio’s book yield.
Net Realized Capital Gains and Losses. Pre-tax net income included $0.08 million of net realized capital losses for the 2008 first quarter compared to $0.2 million of net realized capital gains for the 2007 first quarter. On an after-tax basis, the 2008 first quarter net realized capital loss was $0.00 per share compared to a net realized capital gain of $0.1 million or $0.01 per share for the 2007 first quarter.
Other Income/(Expense). Other income/(expense) for the first quarters of 2008 and 2007 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and LAE incurred to net earned premium (loss ratios) for the 2008 and 2007 first quarters were 56.8% and 58.4%, respectively. The 2008 first quarter loss ratio was favorably impacted by 8.8 loss ratio points resulting from the $13.7 million net redundancy of prior year loss reserves. The 2007 first quarter loss ratio was favorably impacted by 4.9 loss ratio points resulting from the $6.8 million net redundancy of prior year loss reserves.
The 2008 first quarter losses incurred include 2008 accident year losses of $7.2 million for two marine insurance claims in the Insurance Companies: a liability loss for the sinking of a fishing vessel and a hull loss for fire damage to a fishing vessel. The Lloyd’s Operations property book also incurred $0.9 million of 2008 first quarter flood losses in Selsey, England. Such losses increased the 2008 first quarter loss ratio by 5.2 loss ratio points.
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

As illustrated in the following table, our overall reinsurance recoverable amounts for paid and unpaid losses have declined during the 2008 first quarter as the Company continues to bill and collect its recoverables for Hurricanes Katrina and Rita loss payments and retains more of its business:

	March 31,	December 31,
	2008	2007	Change
	($ in thousands)
Reinsurance recoverables:
Paid losses	$74,183	$94,818	$(20,635)
Unpaid losses and LAE reserves	776,767	801,461	(24,694)

Total	$850,950	$896,279	$(45,329)

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) for the periods indicated:

	March 31,	December 31,
	2008	2007	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,661,556	$1,648,764	0.8%
Less: Reinsurance recoverable on unpaid losses and LAE reserves	776,767	801,461	-3.1%

Net loss and LAE reserves	$884,789	$847,303	4.4%

The following tables set forth our net reported loss and LAE reserves and net IBNR reserves (a non-GAAP measure reconciled above) by segment and line of business for the periods indicated:

	March 31, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$103,002	$103,627	$206,629	50.2%
Specialty
Construction Liability	41,362	214,979	256,341	83.9%
All other liability	22,231	60,716	82,947	73.2%

Total Specialty	63,593	275,695	339,288	81.3%

Professional Liability	23,195	53,278	76,473	69.7%
Middle Markets	10,936	12,339	23,275	53.0%
Property/Other	12,422	10,787	23,209	46.5%

Total Insurance Companies	213,148	455,726	668,874	68.1%

Lloyd’s Operations:
Marine	95,940	87,360	183,300	47.7%
Other	10,222	22,393	32,615	68.7%

Total Lloyd’s Operations	106,162	109,753	215,915	50.8%

Total Company	$319,310	$565,479	$884,789	63.9%

	December 31, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$93,467	$103,500	$196,967	52.5%
Specialty
Construction Liability	36,137	213,453	249,590	85.5%
All other liability	17,139	55,032	72,171	76.3%

Total Specialty	53,276	268,485	321,761	83.4%

Professional Liability	20,335	50,584	70,919	71.3%
Middle Markets	11,469	10,329	21,798	47.4%
Property/Other	12,790	11,446	24,236	47.2%

Total Insurance Companies	191,337	444,344	635,681	69.9%

Lloyd’s Operations:
Marine	89,957	93,069	183,026	50.9%
Other	7,485	21,111	28,596	73.8%

Total Lloyd’s Operations	97,442	114,180	211,622	54.0%

Total Company	$288,779	$558,524	$847,303	65.9%

At March 31, 2008, the IBNR loss reserve was $565.5 million or 63.9% of our total loss reserves compared to $558.5 million or 65.9% at December 31, 2007.
The increase in net loss reserves in all active lines of business is generally a reflection of the growth in net premium volume over the last three years coupled with a changing mix of business to longer tail lines of business such as the specialty lines of business (construction defect, commercial excess, primary excess and personal umbrella), professional liability lines of business and marine liability and transport business in ocean marine. These products, which typically have a longer settlement period compared to the mix of business the Company has historically written, are becoming larger components of our overall business.
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
The Company’s actuaries generally calculate the IBNR loss reserves for each line of business by underwriting year for major products using standard actuarial methodologies which are projection or extrapolation techniques. This process requires the substantial use of informed judgment and is inherently uncertain.
There are instances in which facts and circumstances require a deviation from the general process described above. Two such instances relate to the IBNR loss reserve processes for our asbestos exposures and our Hurricanes Katrina and Rita losses, where extrapolation techniques are not applied, except in a limited way, given the unique nature of hurricane losses and limited population of marine excess policies with potential asbestos exposures. In such circumstances, inventories of the policy limits exposed to losses coupled with reported losses are analyzed and evaluated principally by claims personnel and underwriters to establish IBNR loss reserves.
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
The reserves for asbestos exposures at March 31, 2008 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following table sets forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$23,194	$37,171
Incurred losses & LAE	121	(780)
Calendar year payments	35	13,197

Ending gross reserves	$23,280	$23,194

Gross case loss reserves	$16,101	$16,014
Gross IBNR loss reserves	7,179	7,180

Ending gross reserves	$23,280	$23,194

Net of Reinsurance
Beginning net reserves	$16,717	$21,381
Incurred losses & LAE	106	1,779
Calendar year payments	27	6,443

Ending net reserves	$16,796	$16,717

Net case loss reserves	$9,794	$9,715
Net IBNR loss reserves	7,002	7,002

Ending net reserves	$16,796	$16,717

To the extent the Company incurs additional gross loss development for its historic asbestos exposure the Company’s allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Gross or net loss development for asbestos exposure was not significant in the three months ended March 31, 2008 or 2007.
At March 31, 2008, the ceded asbestos paid and unpaid recoverables were $10.0 million compared to $10.5 million at December 31, 2007.
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

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$141,831	$319,230
Incurred loss & LAE	0	(29,349)
Calendar year payments	5,837	148,050

Ending gross reserves	$135,994	$141,831

Gross case loss reserves	$89,032	$94,959
Gross IBNR loss reserves	46,962	46,872

Ending gross reserves	$135,994	$141,831

Net of Reinsurance
Beginning net reserves	$4,519	$10,003
Incurred loss & LAE	(5)	(1,909)
Calendar year payments	(35)	3,575

Ending net reserves	$4,549	$4,519

Net case loss reserves	$592	$646
Net IBNR loss reserves	3,957	3,873

Ending net reserves	$4,549	$4,519

Approximately $145.3 million and $167.7 million of paid and unpaid losses at March 31, 2008 and December 31, 2007, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.

Professional Liability Subprime Exposure. The following table sets forth reported claims and notices of potential claims, the average gross and net limits by policy and the average amount where our policy attaches related to subprime exposure for our professional liability business at March 31, 2008. The Company’s management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate costs for such loss contingencies related to subprime exposure for the professional liability business.

	Number	Average	Average	Average
	of	Gross	Net	Excess
	Claims (1)	Limit	Limit (2)	Attachment
	($ in thousands)
Primary:
D&O Securities/Other Claims	—	$—	$—

Excess:
D&O Securities Claims	4	7,500	4,500	$37,500
D&O Side A Securities Claims	2	5,000	3,500	137,500
Other Claims	2	10,000	5,500	35,000

Subtotal/Average	8	7,500	4,500

Total	8	$7,500	$4,500

(1)
Claims include all professional liability policies written by the Insurance Companies. There are no reported claims or notices of potential claims reported for the Lloyd’s Operations. All policies are claims made. Defense costs are included within the limits of liability. There were no new claims or notices of potential claims reported for the three months ended March 31, 2008.

(2)	Amounts are net of reinsurance.
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
Prior year reserve redundancies of $13.7 million and $6.8 million, net of reinsurance, were recorded in the first quarters 2008 and 2007, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	($ in thousands)

Insurance Companies:
Marine	$(300)	$(1,500)
Specialty	(7,300)	(2,200)
Professional Liability	(300)	(2,000)
Middle Markets	1,200	—
Property/Other	(1,800)	—

Subtotal Insurance Companies	(8,500)	(5,700)
Lloyd’s Operations	(5,180)	(1,100)

Total	$(13,680)	$(6,800)

Following is a discussion of relevant factors impacting our 2008 loss reserves:
The Insurance Companies recorded $0.3 million of prior year savings for marine business comprised of $2.5 million of favorable development in marine liability business from 2006 and prior years offset by adverse loss development of $2.2 million from other lines of business of which $1.7 million was for cargo losses consisting mostly of loss activity related to three cargo claims.
The Insurance Companies recorded $7.3 million of prior year savings for specialty business comprised of $8.9 million of favorable development in construction liability business due to favorable loss trends for business written in 2003 to 2006, $2.3 million of favorable development for personal umbrella business written in 2007, offset by adverse loss development of $3.3 million from discontinued business and $0.6 million from program business written in 2007 and 2006.
The Insurance Companies recorded $1.2 million of net prior year deficiencies for middle markets business principally for business written in 2004 and 2003 of which $0.5 million was for one large claim on a policy written in 2003.
The Insurance Companies recorded $1.8 million of prior year savings for run-off business, included in property/other in the above table, principally due to the lack of loss activity for aviation and space business discontinued in 1999.
The Lloyd’s Operations recorded $5.2 million of prior year savings mostly emanating from refinements to the actuarial methodology employed to project ultimate loss estimates by line of business. The methodology employed in the 2008 first quarter separately determined ultimate losses on a gross and ceded basis to establish net IBNR estimates. Prior methodology used net loss amounts to determine such estimates. The net results of the 2008 first quarter analysis was to reduce ultimate loss estimates by approximately $9.7 million for short tail classes of business mostly related to 2005 and prior years (cargo $3.2 million, energy $4.6 million, reinsurance $2.1 million, offset by $0.2 million of loss development for other lines of business). Such prior year savings were offset by strengthening reserves of approximately $4.5 million for business written in 2007 and 2006 for liability business ($2.3 million) and energy business ($2.1 million) and various other classes of business ($0.1 million). Such strengthening has taken into effect the changes in the reinsurance program for increased net retentions that have occurred in 2007 and 2006 compared to prior years.

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
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expense to net earned premiums in the 2008 first quarter was 13.5% compared to 12.3% for the comparable period in 2007. The increase is attributable to greater retentions, particularly on our marine quota share treaties, which have reduced the ceding commission benefit.
Other Operating Expenses. The 13% increase in other operating expenses in the 2008 first quarter compared to the same period in 2007 was attributable primarily to employee-related expenses resulting from expansion of the business and investments in technology to support this growth.
Income Taxes. The income tax expense was $10.2 million and $9.3 million for the first quarters of 2008 and 2007, respectively, resulting in effective tax rates of 30.5% and 32.2%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 26.4% for the 2008 first quarter compared to 28.4% for the comparable 2007 period. As of March 31, 2008 and December 31, 2007, the net deferred Federal, foreign, state and local tax assets were $31.3 million and $29.2 million, respectively.
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
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $52 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.6 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.

The Company had net state and local deferred tax assets amounting to potential future tax benefits of $7.6 million and $6.3 million at March 31, 2008 and December 31, 2007, respectively. Included in the deferred tax assets are net operating loss carryforwards of $1.6 million and $2.5 million at March 31, 2008 and December 31, 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at March 31, 2008 expire in 2025.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48, which became effective in 2007, establishes the threshold for recognizing the benefits of tax-return positions in the financial statements as more-likely-than-not to be sustained by the taxing authorities, and prescribes a measurement methodology for those positions meeting the recognition threshold. The Company’s adoption of FIN 48 at January 1, 2007 did not have a material effect on its financial condition or results of operations.
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
Insurance Companies
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It is primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company which began operations in 1990, underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Navigators Agencies produce business for the Insurance Companies.

Following are the results of operations for the Insurance Companies for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)

Gross written premium	$191,596	$208,874
Net written premium	124,310	122,048

Net earned premium	112,246	101,812
Net losses and LAE	(67,356)	(61,340)
Commission expense	(12,948)	(11,083)
Other operating expenses	(22,148)	(18,769)
Commission income and other income (expense)	258	489

Underwriting profit	10,052	11,109

Net investment income	15,465	13,654
Net realized capital gains (losses)	(102)	243

Income before income taxes	25,415	25,006

Income tax expense	7,370	7,911

Net income	$18,045	$17,095

Loss and LAE ratio	60.0%	60.2%
Commission expense ratio	11.5%	10.9%
Other operating expense ratio (1)	19.5%	18.0%

Combined ratio	91.0%	89.1%

(1)	Includes other operating expenses and commission income and other income (expense).

Following are the underwriting results of the Insurance Companies for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$33,226	$24,371	$11,062	$(2,207)	73.4%	33.3%	106.7%
Specialty	56,669	29,480	15,498	11,691	52.0%	27.3%	79.3%
Professional Liability	14,073	8,905	5,098	70	63.3%	36.2%	99.5%
Middle Markets	5,697	4,284	1,989	(576)	75.2%	34.8%	110.0%
Property/Other	2,581	316	1,191	1,074	12.2%	46.1%	58.3%

Total	$112,246	$67,356	$34,838	$10,052	60.0%	31.0%	91.0%

	Three Months Ended March 31, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$33,490	$20,323	$7,773	$5,394	60.7%	23.2%	83.9%
Specialty	49,042	29,026	14,879	5,137	59.2%	30.3%	89.5%
Professional Liability	13,037	8,484	4,323	230	65.1%	33.1%	98.2%
Middle Markets	4,570	2,740	1,613	217	60.0%	35.3%	95.3%
Property/Other	1,673	767	775	131	NM	NM	NM

Total	$101,812	$61,340	$29,363	$11,109	60.2%	28.9%	89.1%

Net earned premium of the Insurance Companies increased 10% in the 2008 first quarter compared to the same period in 2007 reflecting increased retention of the business written.
Underwriting results generally reflect the favorable industry market conditions over the last three to four years (excluding the losses from Hurricanes Katrina and Rita) coupled with satisfactory loss trends in the aforementioned periods. The 2008 first quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $8.5 million or 7.6 loss ratio points. The 2007 first quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $5.7 million or 5.6 loss ratio points.
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, were 4.4% for the 2008 first quarter compared to 4.5% for the comparable 2007 period. The average duration of the Insurance Companies’ invested assets at March 31, 2008 was 4.7 years compared to 4.5 years at March 31, 2007. Net investment income increased in the 2008 first quarter compared to the same period in 2007 primarily due to the investment of new funds from cash flow, partially offset by a slight decrease in yields.

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
Syndicate 1221’s stamp capacity is £123.0 million ($243.4 million) in 2008 compared to £140.0 million ($280.2 million) in 2007. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2008 and 2007 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
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

Following are the results of operations of the Lloyd’s Operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)

Gross written premium	$95,550	$91,987
Net written premium	63,412	50,971

Net earned premium	43,494	37,234
Net losses and LAE	(21,064)	(19,852)
Commission expense	(8,000)	(6,016)
Other operating expenses	(7,608)	(7,520)
Commission income and other income (expense)	14	(152)

Underwriting profit	6,836	3,694

Net investment income	2,982	2,151
Net realized capital gains (losses)	26	(42)

Income before income taxes	9,844	5,803

Income tax expense	3,452	2,054

Net income	$6,392	$3,749

Loss and LAE ratio	48.4%	53.3%
Commission expense ratio	18.4%	16.2%
Other operating expense ratio (1)	17.5%	20.6%

Combined ratio	84.3%	90.1%

(1)	Includes other operating expenses and commission income and other income (expense).
The Lloyd’s Operations have been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004. Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business, while the average renewal premium rates in 2007 decreased approximately 1.2% for the marine and energy business and decreased approximately 3.4% in our professional liability business. The average renewal premium rates for the first three months of 2008 decreased approximately 4.0% for the marine and energy business and decreased approximately 2.9% for the professional liability business.
The 2008 earnings in the Lloyd’s Operations reflect the continued favorable loss development trends. The 2008 first quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $5.2 million or 11.9 loss ratio points. The 2007 first quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $1.1 million or 3.0 loss ratio points.
The approximate annualized pre-tax yields on the Lloyd’s Operations investment portfolio, excluding net realized capital gains and losses, were 3.7% for the 2008 first quarter compared to 3.6% for the comparable 2007 period. The average duration of our Lloyd’s Operations invested assets at March 31, 2008 was 1.5 years compared to 1.6 years at March 31, 2007. The increase in the Lloyd’s Operations net investment income is reflective of the increased investment portfolio primarily due to positive cash flow and to the slight increase in the yield. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

Off-Balance Sheet Transactions
There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2007 Annual Report on Form 10-K.
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2007 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.7 billion at March 31, 2008 compared to $1.6 billion at December 31, 2007. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$199,375	$8,750	$17,500	$17,500	$155,625

Investments
The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies. Secondarily, an important consideration is to optimize the after-tax book income.
The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed income portfolio rated below “A-” but no lower than “BBB-” by Standard & Poor’s (“S&P”) or below “A3” but no lower than “Baa3” by Moody’s Investors Service (“Moody’s”) shall not exceed 10% of the total fixed income and short-term investments. Securities rated below “BBB-” by S&P or below “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, can not exceed 5% of consolidated stockholders’ equity. Investments in equity securities that are actively traded on major U.S. stock exchanges can not exceed 20% of consolidated stockholders’ equity. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.
The Insurance Companies’ investments are subject to the oversight of their respective Board of Directors and our Finance Committee. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, mortgages and real estate.

The Lloyd’s Operations’ investments are subject to the oversight of the Board of Directors and the Investment Committee of NUAL, as well as the Company’s Board of Directors and Finance Committee. These investments must comply with the rules and regulations imposed by Lloyd’s and by certain overseas regulators. The investment portfolio and the performance of the investment managers are reviewed quarterly.
At March 31, 2008, the average quality of the investment portfolio as rated by S&P and Moody’s was AA/Aa with an average duration of 4.2 years. All of the Company’s mortgage-backed and asset-backed securities are rated AAA/Aaa by S&P and Moody’s, respectively, except for four asset-backed securities approximating $5.3 million, three of which are rated A-/A3 and one rated BBB-/Baa3. The Company does not own any collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s) or asset backed commercial paper.
At March 31, 2008 and December 31, 2007, all fixed-maturity and equity securities held by us were classified as available-for-sale.
Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A hierarchy of valuation techniques is specified in SFAS 157 based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market data obtained from investment managers or brokers. These two types of inputs have created the following fair value hierarchy:
•
Level 1 – Quoted prices for identical instruments in active markets. Examples are listed equity and fixed income securities traded on an exchange. Treasury securities would generally be considered level 1.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Examples are ABS and MBS securities which are similar to other ABS or MBS securities observed in the market.

•
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. An example would be a private placement with minimal liquidity.

All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities valued as level 1 or level 2 in the SFAS 157 fair value hierarchy are received from independent pricing services. Prices for any securities derived from level 3 criteria in the fair value hierarchy are developed by one of our outside investment managers.

The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at March 31, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$188,291	$1,380,607	$2,073	$1,570,971
Equities securities	54,030	5,658	—	59,688
Short-term investments	28,664	142,783	—	171,447

Total	$270,985	$1,529,048	$2,073	$1,802,106

The securities classified as Level 3 in the above table consist of three structured securities rated AAA/Aaa by S&P and Moody’s, respectively, with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the quarter ended March 31, 2008:

Three Months Ended
March 31, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	17
Purchases, sales, paydowns and amortization	(153)
Transfer to Level 2	(394)

Level 3 investments as of March 31, 2008	$2,073

The following tables set forth our cash and investments as of March 31, 2008 and December 31, 2007:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
March 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$247,946	$11,885	$(101)	$236,162
States, municipalities and political subdivisions	572,056	9,224	(2,708)	565,540
Mortgage- and asset-backed securities:
Non-guaranteed government agency bonds	34,802	872	—	33,930
Mortgage-backed securities	228,621	3,940	(114)	224,795
Collateralized mortgage obligations	124,946	698	(6,107)	130,355
Asset-backed securities	58,786	817	(266)	58,235
Commercial mortgage-backed securities	111,458	132	(2,348)	113,674

Subtotal	558,613	6,459	(8,835)	560,989
Corporate bonds	192,356	3,555	(3,507)	192,308

Total fixed maturities	1,570,971	31,123	(15,151)	1,554,999

Equity securities — common stocks	59,688	3,699	(9,320)	65,309

Cash	12,810	—	—	12,810

Short-term investments	171,447	—	—	171,447

Total	$1,814,916	$34,822	$(24,471)	$1,804,565

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$234,375	$5,724	$(337)	$228,988
States, municipalities and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Non-guaranteed government agency bonds	29,818	342	(4)	29,480
Mortgage-backed securities	232,869	1,824	(479)	231,524
Collateralized mortgage obligations	134,899	524	(823)	135,198
Asset-backed securities	64,352	533	(79)	63,898
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975

Subtotal	575,426	3,767	(2,416)	574,075
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities — common stocks	67,240	6,452	(4,704)	65,492

Cash	7,056	—	—	7,056

Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

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
At March 31, 2008, the Company owned two asset-backed securities approximating $0.4 million with subprime mortgage exposures. The securities are rated AAA/Aaa by S&P and Moody’s, respectively, and have an effective maturity of 0.7 years. In addition, the Company owned eleven collateralized mortgage obligations approximating $18.5 million classified as Alt-A which is a credit category between prime and subprime. The Alt-A bonds, also rated AAA/Aaa, have an effective maturity of 2.2 years. Such subprime and Alt-A categories are as defined by S&P. The Company is receiving principal and/or interest payments on all of these securities and believes such amounts are fully collectible.
The following tables set forth our mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities by those issued by FNMA and FHLMC and the quality category (prime, Alt-A and subprime) for all other such investments at March 31, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
Mortgage-backed securities:
FNMA	$170,909	$3,028	$(96)	$167,977
FHLMC	57,712	912	(18)	56,818
Prime	—	—	—	—
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$228,621	$3,940	$(114)	$224,795

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
Collateralized mortgage obligations:
GNMA	$517	$9	$—	$508
FNMA	10,836	261	—	10,575
FHLMC	13,062	373	—	12,689
Prime	82,013	55	(4,451)	86,409
Alt-A	18,518	—	(1,656)	20,174
Subprime	—	—	—	—

Total	$124,946	$698	$(6,107)	$130,355

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
Asset-backed securities:
GNMA	$2,880	$182	$—	$2,698
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	55,528	635	(235)	55,128
Alt-A	—	—	—	—
Subprime	378	—	(31)	409

Total	$58,786	$817	$(266)	$58,235

The commercial mortgage-backed securities are all rated AAA by S&P or Aaa by Moody’s.
The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at fair value at March 31, 2008 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating:

			Percent
Rating			to
Description	Rating	Amount	Total
	($ in thousands)

Extremely Strong	AAA	$1,236,946	71%
Very Strong	AA	243,905	14%
Strong	A	191,639	11%
Adequate	BBB	69,688	4%
Speculative	BB & below	240	0%
Not Rated	NR	—	0%

Total	AA(1)	$1,742,418	100%

(1)	Weighted average quality rating.

The Company owns securities credit enhanced by financial guarantors. The following tables set forth the amount of credit enhanced securities in the fixed maturities portfolio by category at March 31, 2008, identify the amount insured by each financial guarantor and identify the average underlying credit rating of such credit enhanced securities.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Credit enhanced securities:
States, municipalities and political subdivisions	$318,022	$4,885	$(1,529)	$314,666
Mortgage- and asset-backed securities	10,879	2	(250)	11,127
Corporate bonds	2,174	12	(29)	2,191

Total	$331,075	$4,899	$(1,808)	$327,984

					Average
		Gross	Gross	Cost or	Underlying
	Fair	Unrealized	Unrealized	Amortized	Credit
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Financial guarantors:
AMBAC	$65,878	$809	$(561)	$65,630	A+
Assured Guaranty LTD	3,952	20	—	3,932	A
FGIC	64,190	788	(232)	63,634	AA-
Financial Security Assurance	79,470	1,791	(270)	77,949	A+
MBIA	98,456	1,379	(578)	97,655	AA-
Radian Group, Inc	7,702	98	(41)	7,645	AA-
XL Capital	11,427	14	(126)	11,539	A

Total	$331,075	$4,899	$(1,808)	$327,984	AA-

The average underlying credit rating by bond insurer of the insured securities rated by S&P or Moody’s if such securities did not have the credit enhancing insurance is included in the “Underlying Credit Rating” column in the above table. This average rating includes $22 million of prerefunded municipal bonds which have an implied rating of AAA but are not otherwise rated by S&P or Moody’s. Such average ratings exclude a total of 40 credit enhanced securities approximating $29 million that do not have an underlying rating consisting of 20 municipal bonds approximating $16 million, 16 asset-backed securities approximating $11 million and 4 corporate bonds approximating $2 million.
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

The following table summarizes all securities in an unrealized loss position at March 31, 2008 and December 31, 2007, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	March 31, 2008		December 31, 2007
	Fair	Gross Unrealized	Fair	Gross Unrealized
	Value	Loss	Value	Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$2,179	$4	$4,119	$32
7-12 Months	—	—	—	—
> 12 Months	6,470	97	19,587	305

Subtotal	8,649	101	23,706	337

States, municipalities and political subdivisions
0-6 Months	116,402	1,990	21,853	67
7-12 Months	9,175	327	6,045	115
> 12 Months	13,256	391	69,671	475

Subtotal	138,833	2,708	97,569	657

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	121,619	4,657	61,388	515
7-12 Months	18,110	1,730	48,496	423
> 12 Months	80,960	2,448	121,798	1,478

Subtotal	220,689	8,835	231,682	2,416

Corporate bonds
0-6 Months	34,229	1,089	20,722	255
7-12 Months	15,169	1,452	25,520	974
> 12 Months	18,291	966	38,865	575

Subtotal	67,689	3,507	85,107	1,804

Total Fixed Maturities	$435,860	$15,151	$438,064	$5,214

Equity securities - common stocks
0-6 Months	$28,106	$5,413	$26,257	$3,494
7-12 Months	7,314	3,664	4,153	1,209
> 12 Months	523	243	53	1

Total Equity Securities	$35,943	$9,320	$30,463	$4,704

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.
When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first quarters of 2008 or 2007.
The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2008. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	to Total	Amount	to Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$13,648	90%	$405,776	93%
2	BBB	Baa	1,492	10%	29,844	7%
3	BB	Ba	11	0%	240	0%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

	Total		$15,151	100%	$435,860	100%

At March 31, 2008, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.2 million which is rated BB/Ba. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The scheduled maturity by the number of years until maturity for fixed maturity securities with unrealized losses at March 31, 2008 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$33	0%	$7,594	2%
Due after one year through five years	797	5%	23,372	5%
Due after five years through ten years	2,027	13%	65,823	15%
Due after ten years	3,459	23%	118,382	27%
Mortgage- and asset-backed securities	8,835	59%	220,689	51%

Total fixed income securities	$15,151	100%	$435,860	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.6 years.
Our realized capital gains and losses for the periods indicated were as follows:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)

Fixed maturities:
Gains	$197	$450
(Losses)	(9)	(438)

	188	12

Equity securities:
Gains	263	250
(Losses)	(527)	(61)

	(264)	189

Net realized capital gains (losses)	$(76)	$201

The following table details realized losses in excess of $250,000 from sales and impairments during the first three months of 2008 and 2007 and the related circumstances giving rise to the loss:

# of Months
Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	Loss on		Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Impairment	March 31, 2008	Loss	Amortized Cost
($ in thousands)

Three months ended:
March 31, 2008:
None
March 31, 2007:
TIPS (1)	3/31/2007	$5,823	$(335)	—	—	—	—

(1)	Treasury inflation protection securities (TIPS) were sold during the 2007 first quarters due to the widening breakeven yield spread between TIPS and Treasuries.
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
We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or S&P rating of “A” or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.
Approximately $145.3 million and $167.7 million of the reinsurance recoverables for paid and unpaid losses at March 31, 2008 and December 31, 2007, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.
Liquidity and Capital Resources
Cash flows from operations were $59.7 million and $20.1 million for the three months ended March 31, 2008 and 2007, respectively. The positive operating cash flow was primarily due to the increase in net written premium, collected investment income, decrease in reinsurance recoverable on paid losses and fewer paid losses relating to the Hurricanes Katrina and Rita. Operating cash flow was used primarily to acquire additional investment assets.

Investments and cash increased to $1.81 billion at March 31, 2008 from $1.77 billion at December 31, 2007. The increase was due to the positive cash flow from operations. Net investment income was $18.8 million and $16.2 million for the three months ended March 31, 2008 and 2007, respectively. The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.2% and 4.4% for the 2008 and 2007 first quarters, respectively.
At March 31, 2008, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s. We believe that we have limited exposure to credit risk since the entire fixed maturity investment portfolio, except for $0.2 million, consists of investment grade bonds. At March 31, 2008, our portfolio had an average maturity of 5.5 years and duration of 4.2 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.
The Company has a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the facility from $115 million to $180 million and to increase the line of credit under the facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If, at that time, the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British pounds. At March 31, 2008, letters of credit with an aggregate face amount of $106.9 million were issued under the credit facility. The line of credit was unused at March 31, 2008.
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
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy backs, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through March 31, 2008. We were in compliance with all covenants at March 31, 2008.
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
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at March 31, 2008 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
At March 31, 2008, ceded asbestos paid and unpaid recoverables were $10.0 million compared to $10.5 million at December 31, 2007. Of such amounts at March 31, 2008, $5.9 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Katrina and Rita could significantly impact the Company’s liquidity needs. However, we expect to continue to pay these hurricane losses over a period of years from cash flow and, if needed, short-term investments and expect to collect our paid reinsurance recoverables generally under the terms described above.
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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2008 and December 31, 2007, our capital resources were as follows:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Senior debt	$123,702	$123,673
Stockholders’ equity	676,877	662,106

Total capitalization	$800,579	$785,779

Ratio of debt to total capitalization	15.5%	15.7%

The increase in stockholders’ equity in 2008 was primarily due to 2008 first quarter net income offset by treasury stock purchases and a decline in accumulated other comprehensive income.

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
In October, 2007 the Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. Through March 31, 2008, we have purchased 136,026 shares of our common stock at a total cost of $7.3 million.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments and any stock repurchases will be made from a combination of funds currently at the Parent Company, dividends from its subsidiaries and the $20 million line of credit. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2007 surplus of Navigators Insurance Company, the approximate remaining maximum amount available at March 31, 2008 for the payment of dividends by Navigators Insurance Company during 2008 without prior regulatory approval was $52.9 million. Navigators Insurance Company declared and paid a $5.0 million dividend to the Parent Company in the first quarter of 2008.

Condensed Parent Company balance sheets as of March 31, 2008 (unaudited) and December 31, 2007 are shown in the table below:

	March 31,	December 31,
	2008	2007
	($ in thousands)

Cash and investments	$43,102	$44,146
Investments in subsidiaries	751,212	735,351
Goodwill and other intangible assets	2,534	2,534
Other assets	8,238	6,821

Total assets	$805,086	$788,852

Accounts payable and other liabilities	$861	1,615
Accrued interest payable	3,646	1,458
7% Senior Notes due May 1, 2016	123,702	123,673

Total liabilities	128,209	126,746

Stockholders’ equity	676,877	662,106

Total liabilities and stockholders’ equity	$805,086	$788,852

At March 31, 2008, approximately $5.2 million of investments are held in a tax escrow account on behalf of Navigators Insurance Company until the two-year tax loss carryback period expires.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the information concerning market risk as stated in the Company’s 2007 Annual Report on Form 10-K.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company is not a party to, or the subject of, any material pending legal proceedings that depart from the routine litigation incidental to the kinds of business it conducts.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In October, 2007 the Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.
The following table summarizes the Company’s purchases of its common stock for the 2008 first quarter:
($ in thousands, except per share)

			Number of
			Shares	Dollar Value
	Total		Purchased	of Shares that
	Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
	Purchased	Per Share	Program	the Program (1)

January 2008	—	—	—	$30,000
February 2008	30,202	$54.66	30,202	$28,349
March 2008	105,824	$53.58	105,824	$22,679

Total	136,026	$53.82	136,026

(1)	Balance as of the end of the month indicated.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submissions of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description of Exhibit

10-1	Paul J. Malvasio Letter Agreement and Retirement Agreement	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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

The Navigators Group, Inc. (Registrant)
Date: April 30, 2008	/s/ Paul J. Malvasio
Paul J. Malvasio
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

10-1	Paul J. Malvasio Letter Agreement and Retirement Agreement	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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