Form 10-Q
period 2008-06-30
NAVIGATORS GROUP INC
filed 2008-07-30
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of July 18, 2008 was 16,788,446.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2008, $1,604,039; 2007, $1,508,489)	$1,590,566	$1,522,320
Equity securities, available-for-sale, at fair value (cost: 2008, $70,178; 2007, $65,492)	68,089	67,240
Short-term investments, at fair value	174,874	170,685
Cash	14,499	7,056

Total investments and cash	1,848,028	1,767,301

Premiums in course of collection	197,490	163,081
Commissions receivable	444	2,381
Prepaid reinsurance premiums	194,195	188,961
Reinsurance receivable on paid losses	78,087	94,818
Reinsurance receivable on unpaid losses and loss adjustment expenses	778,715	801,461
Net deferred income tax benefit	45,412	29,249
Deferred policy acquisition costs	55,100	51,895
Accrued investment income	16,870	15,605
Goodwill and other intangible assets	8,101	8,084
Other assets	23,058	20,935

Total assets	$3,245,500	$3,143,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,707,101	$1,648,764
Unearned premium	518,354	469,481
Reinsurance balances payable	148,632	161,829
Senior notes	123,732	123,673
Federal income tax payable	16,279	10,868
Accounts payable and other liabilities	55,045	67,050

Total liabilities	2,569,143	2,481,665

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 at 6/30/08 and 12/31/07; issued and outstanding: 16,788,446 (net of treasury stock) at 6/30/08 and 16,873,094 at 12/31/07	1,700	1,687
Additional paid-in capital	295,304	291,616
Retained earnings	395,755	355,084
Treasury stock, at cost (186,026 shares at 6/30/08)	(9,816)	—
Accumulated other comprehensive income (loss)	(6,586)	13,719

Total stockholders’ equity	676,357	662,106

Total liabilities and stockholders’ equity	$3,245,500	$3,143,771

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	June 30,
	2008	2007
	(Unaudited)

Gross written premium	$279,213	$276,549

Revenues:
Net written premium	$174,287	$161,350
(Increase) in unearned premium	(11,584)	(15,733)

Net earned premium	162,703	145,617
Commission income	467	486
Net investment income	18,731	17,330
Net realized capital gains (losses)	(7,976)	840
Other income (expense)	1,010	(253)

Total revenues	174,935	164,020

Operating expenses:
Net losses and loss adjustment expenses incurred	91,889	79,739
Commission expense	23,490	17,650
Other operating expenses	33,237	28,608
Interest expense	2,217	2,215

Total operating expenses	150,833	128,212

Income before income tax expense	24,102	35,808

Income tax expense (benefit):
Current	12,156	13,505
Deferred	(5,475)	(2,072)

Total income tax expense	6,681	11,433

Net income	$17,421	$24,375

Net income per common share:
Basic	$1.04	$1.45
Diluted	$1.03	$1.44

Average common shares outstanding:
Basic	16,773	16,786
Diluted	16,912	16,919
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)

Gross written premium	$566,359	$577,410

Revenues:
Net written premium	$362,009	$334,369
(Increase) in unearned premium	(43,566)	(49,706)

Net earned premium	318,443	284,663
Commission income	728	894
Net investment income	37,569	33,546
Net realized capital gains (losses)	(8,052)	1,041
Other income (expense)	1,021	(324)

Total revenues	349,709	319,820

Operating expenses:
Net losses and loss adjustment expenses incurred	180,309	160,931
Commission expense	44,438	34,749
Other operating expenses	62,993	54,897
Interest expense	4,434	4,430

Total operating expenses	292,174	255,007

Income before income tax expense	57,535	64,813

Income tax expense (benefit):
Current	22,462	22,781
Deferred	(5,598)	(2,015)

Total income tax expense	16,864	20,766

Net income	$40,671	$44,047

Net income per common share:
Basic	$2.42	$2.63
Diluted	$2.39	$2.60

Average common shares outstanding:
Basic	16,817	16,771
Diluted	17,002	16,947
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,687	$1,674
Shares issued under stock plans	13	9

Balance at end of period	$1,700	$1,683

Additional paid-in capital
Balance at beginning of year	$291,616	$286,732
Shares issued under stock plans	3,688	3,301

Balance at end of period	$295,304	$290,033

Retained earnings
Balance at beginning of year	$355,084	$259,464
Net income	40,671	44,047

Balance at end of period	$395,755	$303,511

Treasury stock, at cost
Balance at beginning of year	$—	$—
Treasury stock acquired	(9,816)	—

Balance at end of period	$(9,816)	$—

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$10,186	$849
Change in period	(20,398)	(11,468)

Balance at end of period	(10,212)	(10,619)

Cumulative translation adjustments, net of tax
Balance at beginning of year	3,533	2,624
Net adjustment for period	93	801

Balance at end of period	3,626	3,425

Balance at end of period	$(6,586)	$(7,194)

Total stockholders’ equity at end of period	$676,357	$588,033

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	June 30,
	2008	2007
	(Unaudited)

Net income	$17,421	$24,375

Other comprehensive (loss):
Change in net unrealized gains (losses) on securities, net of tax (benefit) of ($9,337) and ($6,906) in 2008 and 2007, respectively(1)	(16,986)	(12,964)
Change in foreign currency translation gains, net of tax expense of $909 and $376 in 2008 and 2007, respectively	375	696

Other comprehensive loss	(16,611)	(12,268)

Comprehensive income	$810	$12,107

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding (losses) arising during period	$(22,171)	$(12,418)
Less: reclassification adjustment for net realized capital gains (losses) included in net income	(5,185)	546

Change in net unrealized gains (losses) on securities	$(16,986)	$(12,964)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)

Net income	$40,671	$44,047

Other comprehensive (loss):
Change in net unrealized gains (losses) on securities, net of tax (benefit) of ($10,742) and ($6,135) in 2008 and 2007, respectively(1)	(20,398)	(11,468)
Change in foreign currency translation gains, net of tax expense of $50 and $432 in 2008 and 2007, respectively	93	801

Other comprehensive loss	(20,305)	(10,667)

Comprehensive income	$20,366	$33,380

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding (losses) arising during period	$(25,633)	$(10,793)
Less: reclassification adjustment for net realized capital capital gains (losses) included in net income	(5,235)	675

Change in net unrealized gains (losses) on securities	$(20,398)	$(11,468)

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
Operating activities:
Net income	$40,671	$44,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	2,422	1,566
Net deferred income tax expense (benefit)	(5,598)	(2,015)
Net realized capital (gains) losses	8,052	(1,041)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and LAE	40,156	83,662
Reserve for losses and LAE	56,873	(15,197)
Prepaid reinsurance premiums	(5,019)	(28,036)
Unearned premium	48,311	76,641
Premiums in course of collection	(34,052)	(59,036)
Commissions receivable	1,933	948
Deferred policy acquisition costs	(3,143)	(11,076)
Accrued investment income	(1,342)	(944)
Reinsurance balances payable	(13,331)	5,565
Federal income tax	5,354	5,783
Other	(7,887)	10,800

Net cash provided by operating activities	133,400	111,667

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	72,764	91,547
Sales	84,562	99,425
Purchases	(253,945)	(278,382)
Equity securities, available-for-sale
Sales	12,063	11,071
Purchases	(25,893)	(26,092)
Change in payable for securities	(2,046)	(361)
Net change in short-term investments	(3,736)	(8,126)
Purchase of property and equipment	(1,618)	(4,353)

Net cash (used in) investing activities	(117,849)	(115,271)

Financing activities:
Purchase of treasury stock	(9,816)	—
Proceeds of stock issued from employee stock purchase plan	520	301
Proceeds of stock issued from exercise of stock options	1,188	1,113

Net cash provided by (used in) financing activities	(8,108)	1,414

Effect of exchange rate changes on foreign currency cash	—	4

Increase (decrease) in cash	7,443	(2,186)
Cash at beginning of year	7,056	2,404

Cash at end of period	$14,499	$218

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$15,430	$16,028
Interest paid	4,375	4,375
Issuance of stock to directors	200	181
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2007 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Note 2. Reinsurance Ceded
The Company’s ceded earned premiums were $99.0 million and $106.1 million for the three months ended June 30, 2008 and 2007, respectively, and were $199.1 million and $214.0 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s ceded incurred losses were $60.3 million and $38.8 million for the three months ended June 30, 2008 and 2007, respectively, and were $82.0 million and $102.4 million for the six months ended June 30, 2008 and 2007, respectively.
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

The Insurance Companies consist of Navigators Insurance Company, including it’s branch located in the United Kingdom (the “U.K. Branch”), and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued in the 2008 second quarter. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members. Navigators Management Company, Inc. (“NMC”) is a wholly-owned underwriting management company which produces, manages and underwrites insurance and reinsurance for the Company. During the 2008 second quarter, Navigators California Insurance Services, Inc. and Navigators Special Risk, Inc., also wholly-owned underwriting management companies, were merged into NMC.
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
Effective in 2008, the Company has reclassified certain of its business which had no effect on its segment classifications. The inland marine business, formerly included in other business of the Insurance Companies, is now included in the Insurance Companies’ marine business. Middle markets business, formerly included in the specialty business of the Insurance Companies, is now broken out separately. Underwriting data for prior periods has been reclassified to reflect these changes.

Financial data by segment for the three and six months ended June 30, 2008 and 2007 follows:

	Three Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$197,956	$81,257		$279,213
Net written premium	128,182	46,105		174,287

Net earned premium	117,434	45,269		162,703
Net losses and LAE	(62,225)	(29,664)		(91,889)
Commission expense	(14,723)	(8,767)		(23,490)
Other operating expenses	(24,552)	(8,685)		(33,237)
Commission income and other income (expense)	1,516	(39)		1,477

Underwriting profit	17,450	(1,886)		15,564

Net investment income	15,593	2,871	$267	18,731
Net realized capital gains (losses)	(8,053)	77	—	(7,976)
Interest expense	—	—	(2,217)	(2,217)

Income (loss) before income taxes	24,990	1,062	(1,950)	24,102

Income tax expense (benefit)	6,939	425	(683)	6,681

Net income (loss)	$18,051	$637	$(1,267)	$17,421

Identifiable assets (1)	$2,383,898	$773,572	$68,413	$3,245,500

Loss and LAE ratio	53.0%	65.5%		56.5%
Commission expense ratio	12.5%	19.4%		14.4%
Other operating expense ratio (2)	19.6%	19.3%		19.5%

Combined ratio	85.1%	104.2%		90.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$77,996	$59,872	$137,868
Specialty	84,013	—	84,013
Professional Liability	26,437	8,399	34,836
Middle Markets	7,744	—	7,744
Property/Other	1,766	12,986	14,752

Total	$197,956	$81,257	$279,213

Net written premium:
Marine & Energy	$45,123	$38,297	$83,420
Specialty	57,998	—	57,998
Professional Liability	15,906	5,081	20,987
Middle Markets	7,252	—	7,252
Property/Other	1,903	2,727	4,630

Total	$128,182	$46,105	$174,287

Net earned premium:
Marine & Energy	$36,456	$37,103	$73,559
Specialty	56,574	—	56,574
Professional Liability	14,388	5,141	19,529
Middle Markets	6,736	—	6,736
Property/Other	3,280	3,025	6,305

Total	$117,434	$45,269	$162,703

	Three Months Ended June 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$198,560	$77,989		$276,549
Net written premium	124,073	37,277		161,350

Net earned premium	109,735	35,882		145,617
Net losses and LAE	(63,725)	(16,014)		(79,739)
Commission expense	(13,903)	(3,747)		(17,650)
Other operating expenses	(21,057)	(7,551)		(28,608)
Commission income and other income (expense)	96	137		233

Underwriting profit	11,146	8,707		19,853

Net investment income	14,440	2,407	$483	17,330
Net realized capital gains	834	6	—	840
Interest expense	—	—	(2,215)	(2,215)

Income (loss) before income taxes	26,420	11,120	(1,732)	35,808

Income tax expense (benefit)	8,163	3,875	(605)	11,433

Net income (loss)	$18,257	$7,245	$(1,127)	$24,375

Identifiable assets (1)	$2,240,321	$774,796	$63,374	$3,092,963

Loss and LAE ratio	58.1%	44.6%		54.8%
Commission expense ratio	12.7%	10.4%		12.1%
Other operating expense ratio (2)	19.0%	20.6%		19.5%

Combined ratio	89.8%	75.6%		86.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended June 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$70,601	$55,922	$126,523
Specialty	91,398	—	91,398
Professional Liability	24,351	10,534	34,885
Middle Markets	6,637	—	6,637
Property/Other	5,573	11,533	17,106

Total	$198,560	$77,989	$276,549

Net written premium:
Marine & Energy	$37,229	$27,038	$64,267
Specialty	62,490	—	62,490
Professional Liability	14,767	6,126	20,893
Middle Markets	4,624	—	4,624
Property/Other	4,963	4,113	9,076

Total	$124,073	$37,277	$161,350

Net earned premium:
Marine & Energy	$34,005	$30,005	$64,010
Specialty	54,378	—	54,378
Professional Liability	13,334	1,954	15,288
Middle Markets	4,539	—	4,539
Property/Other	3,479	3,923	7,402

Total	$109,735	$35,882	$145,617

	Six Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$389,552	$176,807		$566,359
Net written premium	252,492	109,517		362,009

Net earned premium	229,680	88,763		318,443
Net losses and LAE	(129,581)	(50,728)		(180,309)
Commission expense	(27,671)	(16,767)		(44,438)
Other operating expenses	(46,700)	(16,293)		(62,993)
Commission income and other income (expense)	1,774	(25)		1,749

Underwriting profit	27,502	4,950		32,452

Net investment income	31,058	5,853	$658	37,569
Net realized capital gains (losses)	(8,155)	103	—	(8,052)
Interest expense	—	—	(4,434)	(4,434)

Income (loss) before income taxes	50,405	10,906	(3,776)	57,535

Income tax expense (benefit)	14,309	3,877	(1,322)	16,864

Net income (loss)	$36,096	$7,029	$(2,454)	$40,671

Identifiable assets (1)	$2,383,898	$773,572	$68,413	$3,245,500

Loss and LAE ratio	56.4%	57.1%		56.6%
Commission expense ratio	12.0%	18.9%		14.0%
Other operating expense ratio (2)	19.6%	18.4%		19.2%

Combined ratio	88.0%	94.4%		89.8%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Six Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$160,531	$134,825	$295,356
Specialty	162,895	—	162,895
Professional Liability	45,724	19,069	64,793
Middle Markets	15,758	—	15,758
Property/Other	4,644	22,913	27,557

Total	$389,552	$176,807	$566,359

Net written premium:
Marine & Energy	$94,794	$90,799	$185,593
Specialty	111,942	—	111,942
Professional Liability	27,639	11,873	39,512
Middle Markets	13,778	—	13,778
Property/Other	4,339	6,845	11,184

Total	$252,492	$109,517	$362,009

Net earned premium:
Marine & Energy	$69,682	$71,095	$140,777
Specialty	113,243	—	113,243
Professional Liability	28,461	11,100	39,561
Middle Markets	12,433	—	12,433
Property/Other	5,861	6,568	12,429

Total	$229,680	$88,763	$318,443

	Six Months Ended June 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$407,434	$169,976		$577,410
Net written premium	246,121	88,248		334,369

Net earned premium	211,547	73,116		284,663
Net losses and LAE	(125,065)	(35,866)		(160,931)
Commission expense	(24,986)	(9,763)		(34,749)
Other operating expenses	(39,826)	(15,071)		(54,897)
Commission income and other income (expense)	585	(15)		570

Underwriting profit	22,255	12,401		34,656

Net investment income	28,094	4,558	$894	33,546
Net realized capital (losses)	1,077	(36)	—	1,041
Interest expense	—	—	(4,430)	(4,430)

Income (loss) before income taxes	51,426	16,923	(3,536)	64,813

Income tax expense (benefit)	16,074	5,929	(1,237)	20,766

Net income (loss)	$35,352	$10,994	$(2,299)	$44,047

Identifiable assets (1)	$2,240,321	$774,796	$63,374	$3,092,963

Loss and LAE ratio	59.1%	49.1%		56.5%
Commission expense ratio	11.8%	13.4%		12.2%
Other operating expense ratio (2)	18.6%	20.5%		19.1%

Combined ratio	89.5%	83.0%		87.8%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Six Months Ended June 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$157,457	$133,601	$291,058
Specialty	180,815	—	180,815
Professional Liability	44,833	16,012	60,845
Middle Markets	12,941	—	12,941
Property/Other	11,388	20,363	31,751

Total	$407,434	$169,976	$577,410

Net written premium:
Marine & Energy	$82,964	$72,526	$155,490
Specialty	117,076	—	117,076
Professional Liability	26,959	9,509	36,468
Middle Markets	8,593	—	8,593
Property/Other	10,529	6,213	16,742

Total	$246,121	$88,248	$334,369

Net earned premium:
Marine & Energy	$67,494	$62,346	$129,840
Specialty	103,421	—	103,421
Professional Liability	26,371	4,911	31,282
Middle Markets	9,109	—	9,109
Property/Other	5,152	5,859	11,011

Total	$211,547	$73,116	$284,663

The Insurance Companies’ net earned premium includes $16.4 million and $17.0 million of net earned premium from the U.K. Branch for the three months ended June 30, 2008 and 2007, respectively, and $31.1 million and $32.4 million of net earned premium from the U.K. Branch for the six months ended June 30, 2008 and 2007, respectively.
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
Note 5. Stock-Based Compensation
Stock-based compensation is expensed as stock awards granted under the Company’s stock plans vest, with the expense being included in other operating expenses for the periods indicated. The amounts charged to expense for stock-based compensation were $2.5 million and $1.9 million for the three months ended June 30, 2008 and 2007, respectively, and $4.4 million and $3.5 million for the six months ended June 30, 2008 and 2007, respectively.

The Company expensed $52,000 and $35,000 for the three months ended June 30, 2008 and 2007, respectively, and $93,000 and $70,000 for the six months ended June 30, 2008 and 2007, respectively, related to its Employee Stock Purchase Plan.
In addition, $50,000 was expensed in each of the three month periods ended June 30, 2008 and 2007 and $100,000 was expensed in each of the six month periods ended June 30, 2008 and 2007 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.
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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial condition or results of operations.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 enhances the current disclosure framework in SFAS 133 and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. Early adoption is encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on its financial condition or results of operations.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, to remove the GAAP hierarchy from its auditing standards. The Company does not expect the adoption of SFAS 162 to have a material effect on its financial condition or results of operations.
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

Syndicate 1221’s stamp capacity is £123.0 million ($239.2 million) for the 2008 underwriting year compared to £140.0 million ($280.2 million) for the 2007 underwriting year. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2008 and 2007 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
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
Note 8. Income Taxes
We are subject to the tax regulations of the United States (“U.S.”) and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 28% rate effective April 1, 2008. The effective rate prior to April 1, 2008 was 30%. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. The effect of the tax rate change was not material to the Company’s financial statements.
A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. The Company had no unrecognized tax benefits at either June 30, 2008 or June 30, 2007 and does not anticipate any significant unrecognized tax benefits within the next twelve months. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state, local, or foreign tax examinations by tax authorities for years 2004 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three or six month periods ended June 30, 2008 and 2007.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $7.6 million and $6.3 million at June 30, 2008 and December 31, 2007, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.2 million and $2.5 million at June 30, 2008 and December 31, 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at June 30, 2008 expire in 2025.

Note 9. Commitments and Contingencies
(a) The Company is not a party to, or the subject of, any material pending legal proceedings that depart from the routine litigation incidental to the kinds of business it conducts.
(b) Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £123.0 million, the June 30, 2008 exchange rate of £1 equals $1.99 and assuming the maximum 3% assessment, the Company would be assessed approximately $7.3 million.
Note 10. Senior Notes due May 1, 2016
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.2 million for each of the three months ended June 30, 2008 and 2007 and $4.4 million for each of the six months ended June 30, 2008 and 2007. The fair value of the Senior Notes, based on quoted market prices, was $119.8 million and $126.7 million at June 30, 2008 and December 31, 2007, respectively.
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of June 30, 2008, the Company was in compliance with all such covenants.
Note 11. Fair Value Measurements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which was adopted by the Company on January 1, 2008. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the input to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.
•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.
The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at June 30, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$177,161	$1,412,419	$986	$1,590,566
Equities securities	68,089	—	—	68,089
Short-term investments	143,631	31,243	—	174,874

Total	$388,881	$1,443,662	$986	$1,833,529

The securities classified as Level 3 in the above table consist of structured securities rated “AAA/Aaa” by Standard and Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), respectively, with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and six months ended June 30, 2008:

Three Months Ended
June 30, 2008
($ in thousands)

Level 3 investments as of April 1, 2008	$2,073
Unrealized net gains included in other comprehensive income (loss)	(18)
Purchases, sales, paydowns and amortization	(134)
Transfer to Level 2	(935)

Level 3 investments as of June 30, 2008	$986

Six Months Ended
June 30, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	(1)
Purchases, sales, paydowns and amortization	(287)
Transfer to Level 2	(1,329)

Level 3 investments as of June 30, 2008	$986

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply fair value accounting to any financial instruments with future changes in value reported in earnings.
The 2008 second quarter’s net realized capital losses include a provision of $8.4 million for declines in market value of equity securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. In light of the continuing decline in the fair value of these securities during the quarter, the Company no longer believes that their values will recover in the foreseeable future.
Note 12. Share Repurchases
In October 2007 the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. There were no purchases made in the 2007 fourth quarter. During the first six months of 2008, the Parent Company purchased 186,026 shares of its common stock in the open market at an average cost of $52.77 per share which approximates $9.8 million in total. There is approximately $20.2 million remaining to be used in the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2007 Annual Report on Form 10-K as well as:
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
Overview
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
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes our U.K. Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business, professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The European property business written by the Lloyd’s Operations and the U.K. Branch beginning in 2006 will no longer be produced after the 2008 second quarter which is not expected to have any significant effect on the Company’s financial condition or results of operations. We participate in the capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). During the 2008 second quarter the Company closed two small underwriting agencies in Manchester and Basingstoke, England. In July 2008, the Company opened an underwriting office in Stockholm, Sweden to write professional liability business.

While management takes into consideration a wide range of factors in planning the Company’s business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on managing the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow the business and take advantage of market opportunities must take into account regulatory capital requirements and rating agency assessments of capital adequacy.
The discussions that follow include tables that contain both our consolidated and segment operating results for the three and six month periods ended June 30, 2008 and 2007. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Although not a financial measure, management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull, which provides coverage for physical damage to, for example, highly valued cruise ships, and directors and officers liability insurance (“D&O”), which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.
Our revenue is primarily comprised of premiums and investment income. The Insurance Companies derive their premiums primarily from business written by Navigators Management Company, Inc. (“NMC”), a wholly-owned underwriting management company which produces, manages and underwrites insurance and reinsurance for the Company. During the 2008 second quarter, Navigators California Insurance Services, Inc. and Navigators Special Risk, Inc., also wholly-owned underwriting management companies, were merged into NMC. Navigators Management (UK) Ltd. produces, manages and underwrites insurance and reinsurance for the U.K. Branch. Both NMC and Navigators Management (UK) Ltd. are reimbursed for their actual costs. The Lloyd’s Operations derive their premiums from business written by NUAL which is reimbursed for its actual costs and, where applicable, profit commissions on the business produced for Syndicate 1221.
From 2003 through 2006, we experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions have returned as available capacity has increased. The average renewal premium rates for our Insurance Companies’ marine business decreased approximately 4.8% and 2.6% for the 2008 second quarter and six month period, respectively, including offshore energy average renewal premium rates which decreased approximately 13.6% for the second quarter of 2008 and approximately 11.8% for the first six months of 2008. The average renewal premium rates for our Lloyd’s Operations marine business decreased approximately 6.0% and 5.0% for the 2008 second quarter and six month period, respectively, including offshore energy average renewal premium rates which decreased approximately 14.6% for the second quarter of 2008 and approximately 12.7% for the first six months of 2008. We expect continuing overall declines in 2008 pricing for marine lines of business, including offshore energy, as additional capacity continues to re-enter the marine market.

Specialty liability losses in 2001 to 2003, particularly for the contractors liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in average renewal premium rate increases of approximately 13.5% in 2004 and 49.1% in 2003. This was followed by a slight decline in rates of approximately 1.0% in 2005. The 2006 year average renewal premium rates for the contractors liability business declined approximately 5.6%, primarily due to additional competition in the marketplace. This decline continued into 2007 with average renewal premium rates declining approximately 10.7%. The average renewal premium rates for the contractors liability business declined approximately 14.4% in the 2008 second quarter and approximately 12.6% for the first six months of 2008. We expect competitive conditions to continue during 2008 resulting in continuing declines in pricing for contractors liability and excess liability business.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Professional liability average renewal premium rates decreased approximately 6.6% in 2007 compared to relatively level average renewal premium rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial average renewal premium rate increases in 2003 and 2002, particularly for D&O insurance. The 2007 D&O insurance average renewal premium rates decreased approximately 7.9% following decreases of approximately 1.7% in 2006, 2.3% in 2005 and 9.5% in 2004. The average renewal premium rates for the professional liability business declined approximately 3.6% and 2.7% in the 2008 second quarter and six month period, respectively, including D&O insurance average renewal premium rates which declined approximately 2.5% for the 2008 second quarter and approximately 4.8% for the first six months of 2008. We anticipate continuing declines in 2008 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.
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

The Company has significant catastrophe exposures throughout the world. The largest catastrophe exposure results from potential hurricane damage to offshore energy risks in the Gulf of Mexico. Based on an assessment made through the end of the 2008 second quarter and taking into account the 2008 reinsurance structure, the Company believes that its estimated probable maximum pre-tax gross and net loss exposure in a so-called or theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico would be approximately $208 million and $33 million, respectively, including the cost of reinsurance reinstatement premiums. There are a number of significant assumptions and related variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.
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
Reinsurance Recoverables. The most significant reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers that can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement.

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

Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management prior to the execution of a transaction to the extent the investment manager is contemplating a transaction or transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management if they are contemplating a transaction or transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.
Accounting for Lloyd’s Results. We record our pro rata share of Syndicate 1221’s assets, liabilities, revenues and expenses after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”). The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss.
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
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three and six month periods ended June 30, 2008 and 2007. Earnings per share data is presented on a per diluted share basis.
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
Net income for the three months ended June 30, 2008 was $17.4 million or $1.03 per share compared to $24.4 million or $1.44 per share for the three months ended June 30, 2007. Included in these results were net realized capital losses of $0.31 per share and net realized capital gains of $0.03 per share for the three months ended June 30, 2008 and 2007, respectively. The 2008 second quarter’s net realized capital losses include a provision of $8.4 million for declines in the market value of equity securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. In light of the continuing decline in the fair value of these securities during the quarter, the Company no longer believes that their values will recover in the foreseeable future. The after-tax loss of such provision was $5.5 million or $0.32 per share. Recording realized capital losses on such securities has no impact on the Company’s stockholders’ equity or book value per share since unrealized gains and losses on the investment portfolio are a component of accumulated other comprehensive income (loss).

Net income for the six months ended June 30, 2008 was $40.7 million or $2.39 per share compared to $44.0 million or $2.60 per share for the six months ended June 30, 2007. Included in these results were net realized capital losses of $0.31 per share and net realized capital gains of $0.04 per share for the six months ended June 30, 2008 and 2007, respectively.
The combined ratios, which consist of the sum of the loss and LAE ratio and the expense ratio for each period, for the 2008 second quarter and six month period were 90.4% and 89.8%, respectively, compared to 86.4% for the 2007 second quarter and 87.8% for the first six months of 2007. The combined ratios for the 2008 second quarter and six month period were reduced by 6.5 and 7.6 loss ratio points, respectively, for net loss reserve redundancies of $10.6 million and $24.3 million, respectively, relating to prior years. The combined ratios for the 2007 second quarter and six month period were reduced by 7.3 and 6.1 loss ratio points, respectively, for net loss reserve redundancies of $10.6 million and $17.4 million, respectively, relating to prior years. The net paid loss and LAE ratios for the 2008 second quarter and six month period were 29.7% and 31.2%, respectively, compared to 32.6% for the 2007 second quarter and 31.9% for the first six months of 2007.
The 2007 second quarter and six month loss ratios included 2.4 and 1.3 loss ratio points, respectively, in the aggregate, for U.K. flood losses in the Insurance Companies property line of business and Lloyd’s marine line of business (principally cargo losses).
Cash flow from operations was $133.4 million for the first six months of 2008 compared to $111.7 million for the comparable period in 2007. The positive cash flow contributed to the growth in invested assets and net investment income.
Consolidated stockholders’ equity increased 2.2% to $676.4 million or $40.29 per share at June 30, 2008 compared to $662.1 million or $39.24 per share at December 31, 2007. The increase was primarily due to net income of $40.7 million for the first six months of 2008 which was partially offset by an other comprehensive loss of $20.3 million mostly due to unrealized depreciation of investments, and treasury stock purchases of $9.8 million.
Revenues. Gross written premium increased to $279.2 million and decreased to $566.4 million in the second quarter and first six months of 2008, respectively, from $276.5 million and $577.4 million in the second quarter and first six months of 2007, respectively, an increase of 1.0% and a decrease of 1.9%, respectively. The 2008 gross written premium is flat when compared to 2007 and generally reflects a combination of selective business expansion in new and existing lines of business, mostly offset by the effect of premium rate changes on renewal policies on certain lines of business and lost or cancelled business.
The average premium rate increases or decreases as noted elsewhere in this document for the marine, specialty and professional liability businesses are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business that generally would be more competitively priced compared to renewal business.

The following tables set forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended June 30,
	2008				2007
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$77,996	27.9%	$45,123	$36,456	$70,601	25.5%	$37,229	$34,005

Specialty	84,013	30.1%	57,998	56,574	91,398	33.1%	62,490	54,378

Professional Liability	26,437	9.5%	15,906	14,388	24,351	8.8%	14,767	13,334

Middle Markets	7,744	2.8%	7,252	6,736	6,637	2.4%	4,624	4,539

Property/Other	1,766	0.6%	1,903	3,280	5,573	2.0%	4,963	3,479

Insurance Companies Total	197,956	70.9%	128,182	117,434	198,560	71.8%	124,073	109,735

Lloyd’s Operations:

Marine	59,872	21.4%	38,297	37,103	55,922	20.1%	27,038	30,005

Professional Liability	8,399	3.0%	5,081	5,141	10,534	3.8%	6,126	1,954

Other	12,986	4.7%	2,727	3,025	11,533	4.3%	4,113	3,923

Lloyd’s Operations Total	81,257	29.1%	46,105	45,269	77,989	28.2%	37,277	35,882

Total	$279,213	100.0%	$174,287	$162,703	$276,549	100.0%	$161,350	$145,617

	Six Months Ended June 30,
	2008				2007
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$160,531	28.3%	$94,794	$69,682	$157,457	27.3%	$82,964	$67,494

Specialty	162,895	28.8%	111,942	113,243	180,815	31.3%	117,076	103,421

Professional Liability	45,724	8.1%	27,639	28,461	44,833	7.8%	26,959	26,371

Middle Markets	15,758	2.8%	13,778	12,433	12,941	2.2%	8,593	9,109

Other	4,644	0.8%	4,339	5,861	11,388	2.0%	10,529	5,152

Insurance Companies Total	389,552	68.8%	252,492	229,680	407,434	70.6%	246,121	211,547

Lloyd’s Operations:

Marine	134,825	23.8%	90,799	71,095	133,601	23.1%	72,526	62,346

Professional Liability	19,069	3.4%	11,873	11,100	16,012	2.8%	9,509	4,911

Other	22,913	4.0%	6,845	6,568	20,363	3.5%	6,213	5,859

Lloyd’s Operations Total	176,807	31.2%	109,517	88,763	169,976	29.4%	88,248	73,116

Total	$566,359	100.0%	$362,009	$318,443	$577,410	100.0%	$334,369	$284,663

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for the first six months of 2008 and 2007 consisted of the following:

	2008	2007

Marine liability	30.0%	30.5%
Offshore energy	15.3%	20.3%
P&I	11.5%	11.0%
Cargo	10.3%	9.1%
Transport	7.7%	7.3%
Inland marine	7.2%	3.3%
Other	6.9%	6.4%
Bluewater hull	5.8%	6.7%
Craft/Fishing vessel	5.3%	5.4%

Total	100.0%	100.0%

The marine gross written premium for the 2008 second quarter and six month period increased 10.5% and 2.0%, respectively, compared to the same periods in 2007. The average renewal premium rates for the 2008 second quarter and six month period decreased 4.8% and 2.6%, respectively, reflecting increased market conditions. We expect continuing overall declines in 2008 pricing for marine lines of business, including offshore energy, as additional capacity continues to re-enter the marine market.
Specialty Premium. The gross written premium for the first six months of 2008 and 2007 consisted of the following:

	2008	2007

Construction liability	49.0%	50.6%
Commercial umbrella	20.6%	18.7%
Programs	13.5%	10.2%
Primary E&S	11.6%	11.8%
Personal umbrella	2.7%	2.6%
Liquor liability	2.1%	1.0%
Monarch PAF	0.5%	0.6%
Other	0.0%	4.5%

Total	100.0%	100.0%

The specialty gross written premium for the 2008 second quarter and six month period decreased 8.1% and 9.9%, respectively, compared to the same periods in 2007 due primarily to weakening economic conditions that have reduced demand for contractors liability insurance. The average renewal premium rates for the contractors liability business decreased approximately 14.4% and 12.6% for the 2008 second quarter and six month period, respectively. The recent premium rate decreases for the contractors liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue throughout 2008.

Professional Liability Premium. The gross written premium for the first six months of 2008 and 2007 consisted of the following:

	2008	2007

D&O (public and private)	62.7%	64.6%
Lawyers and other professionals	32.0%	28.6%
Architects and engineers	5.3%	6.8%

Total	100.0%	100.0%

The professional liability gross written premium for the 2008 second quarter and six month period increased 8.6% and 2.0%, respectively, compared to the same periods in 2007. The average renewal premium rates for the professional liability business including D&O renewal premium rates decreased by approximately 2.5% and 4.8%, in the 2008 first quarter and six month period, respectively. We anticipate continuing declines in 2008 pricing given the overall favorable industry underwriting results since 2002 for the professional liability lines of business.
Middle Markets Premium. Middle markets premium consists of general liability, auto liability and property insurance for a variety of commercial middle markets businesses engaged in contracting, light manufacturing, garage services, hospitality and real estate.
Despite the softening market conditions, the gross written premium increased 16.7% and 21.8% for the 2008 second quarter and the first six months of 2008, respectively, compared to the same periods in 2007, due to geographic and product diversification and consisted of the following:

	2008	2007

General liability	48.4%	55.1%
Commercial automobile liability	39.9%	32.4%
Property	11.7%	12.5%

Total	100.0%	100.0%

Property/Other Premium. Property/Other premium includes European property business written by the U.K. Branch beginning in 2006 and run-off business. The European property business written by the U.K. Branch was discontinued in the 2008 second quarter. Such action is not expected to have a material impact on the U.K. Branch.
Lloyd’s Operations’ Gross Written Premium
We have provided 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £123.0 million ($239.2 million) in 2008 compared to £140.0 million ($280.2 million) in 2007.
The Lloyd’s Operations gross written premium for the 2008 second quarter and six month period increased 4.2% and 4.0%, respectively, compared to the same period in 2007, reflecting continued expansion in the professional liability book of business and increases in new business in the marine liability book, partially offset by weakening market conditions in the marine and energy business overall.

Marine Premium. The gross written premium for the first six months of 2008 and 2007 consisted of the following:

	2008	2007

Cargo and specie	31.8%	34.1%
Marine liability	29.5%	21.8%
Offshore energy	19.4%	24.0%
Assumed reinsurance	8.6%	14.1%
Hull	7.6%	5.2%
Other	3.1%	0.8%

Total	100.0%	100.0%

The marine gross written premium for the 2008 second quarter and six month period increased 7.1% and 0.9%, respectively, compared to the same periods in 2007. The average renewal premium rates decreased approximately 5.6% and 4.7% for the 2008 second quarter and six month period, respectively. We expect continuing overall declines in 2008 pricing for marine lines of business, including offshore energy, as additional capacity continues to re-enter the marine market.
Professional Liability Premium. The gross written premium for the first six months of 2008 and 2007 consisted of the following:

	2008	2007

E&O	67.8%	54.3%
D&O (public and private)	32.2%	45.7%

Total	100.0%	100.0%

Syndicate 1221 commenced writing professional liability business during the second quarter of 2005. The gross written premium for the 2008 second quarter and six month period decreased 20.3% and increased 19.1%, respectively, compared to the same periods in 2007. The decrease in the second quarter was due to lower D&O premium partially offset by increased E&O premium over the six months.
Property/Other Premium. Property/Other premium consists of gross written premium for engineering and construction business, onshore energy business and European property business,. The engineering and construction business provides coverage for construction projects including machinery, equipment and loss of use due to delays. The onshore energy business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption. The European property business written by the Lloyd’s Operations was discontinued in the 2008 second quarter. Such action is not expected to have a material impact on the Lloyd’s Operations.
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

The following tables set forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended June 30,
	2008		2007
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$32,873	42.1%	$33,372	47.3%
Specialty	26,015	31.0%	28,908	31.6%
Professional Liability	10,531	39.8%	9,584	39.4%
Middle Markets	492	6.4%	2,013	30.3%
Property/Other	(137)	-7.8%	610	10.9%

Subtotal	69,774	35.2%	74,487	37.5%

Lloyd’s Operations:
Marine	21,575	36.0%	28,884	51.7%
Professional Liability	3,318	39.5%	4,408	41.8%
Property/Other	10,259	79.0%	7,420	64.3%

Subtotal	35,152	43.3%	40,712	52.2%

Total	$104,926	37.6%	$115,199	41.7%

	Six Months Ended June 30,
	2008		2007
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$65,737	40.9%	$74,493	47.3%
Specialty	50,953	31.3%	63,739	35.3%
Professional Liability	18,085	39.6%	17,874	39.9%
Middle Markets	1,980	12.6%	4,348	33.6%
Property/Other	305	6.6%	859	7.5%

Subtotal	137,060	35.2%	161,313	39.6%

Lloyd’s Operations:
Marine	44,026	32.7%	61,075	45.7%
Professional Liability	7,196	37.7%	6,503	40.6%
Property/Other	16,068	70.1%	14,150	69.5%

Subtotal	67,290	38.1%	81,728	48.1%

Total	$204,350	36.1%	$243,041	42.1%

The ratios of total ceded written premium to gross written premium in the 2008 second quarter and six month period were 37.6% and 36.1%, respectively, compared to the 2007 second quarter and six month period ratios of 41.7% and 42.1%, respectively. The decrease in the ratio of ceded written premium to gross written premium for the three and six months ended June 30, 2008 compared to the same periods in 2007 was due to a combination of the following factors:
•	Restructuring of the marine quota share treaties for the Insurance Companies and the Lloyd’s Operations resulting in a large reduction in ceded premium.
•	An increased retention from $0.5 million to $1.0 million effective April 1, 2007 for the contractors liability business which reduced the amount of premium ceded.
•	A reduction of $1.4 million of ceded written premium in the 2008 second quarter as a result of a rescission of a reinsurer’s participation on an excess of loss treaty for middle markets business.
•	The elimination of a 5% reinsurer participation in our Syndicate 1221 2008 stamp capacity.
Net Written Premium. Net written premium increased 8.0% and 8.3% in the 2008 second quarter and six month period, respectively, compared to the same periods in 2007, primarily due to retaining more of our business as discussed above.
Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 11.7% and 11.9% in the 2008 second quarter and six month period, respectively, compared to the same periods in 2008, as a result of the increased net written premium discussed above.
Commission Income. Commission income from unaffiliated business decreased 3.9% and 18.6% in the 2008 second quarter and six month period, respectively, compared to the same periods in 2007. Beginning with the 2006 underwriting year, there are no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.

Net Investment Income. Net investment income increased 8.1% and 12.0% in the 2008 second quarter and six month period compared to the same periods in 2007, due primarily to the increase in invested assets as a result of the positive cash flow from operations somewhat offset by a modest decline in the portfolio’s book yield.
Net Realized Capital Gains and Losses. Pre-tax net income included net realized capital losses of $8.0 million for the 2008 second quarter compared to net realized capital gains of $0.8 million for the 2007 second quarter. On an after-tax basis, the 2008 second quarter net realized capital losses were $5.2 million or $0.31 per share compared to net realized capital gains of $0.5 million or $0.03 per share for the 2007 second quarter. Pre-tax net income included net realized capital losses of $8.1 million for the first six months of 2008 compared to net realized capital gains of $1.0 million for the first six months of 2007. On an after-tax basis, the net realized capital losses were $5.2 million or $0.31 per share for the first six months of 2008 compared to net realized capital gains of $0.7 million or $0.04 per share for the first six months of 2007.
Other Income/(Expense). Other income/(expense) for the second quarters and six month periods of both 2008 and 2007 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and LAE incurred to net earned premium (loss ratios) for the 2008 and 2007 second quarters were 56.5% and 54.8%, respectively, and 56.6% and 56.5% for the first six months of 2008 and 2007, respectively. The loss ratios for the second quarter of 2008 and 2007 were favorably impacted by 6.5 and 7.3 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves. The loss ratios for the first six months of 2008 and 2007 were favorably impacted by 7.6 and 6.1 loss ratio points, respectively, also resulting from a redundancy of prior year loss reserves.
The 2008 six month loss ratio included 2.3 loss ratio points for first quarter losses consisting of two 2008 accident year losses for the Insurance Companies amounting to $7.2 million related to fishing vessels and $0.9 million for 2008 flood losses in Selsey, England for the Lloyd’s Operations.
The 2007 second quarter and six month loss ratios included 2.4 and 1.3 loss ratio points, respectively, for U.K. flood losses in the Insurance Companies property line of business and the Lloyd’s marine line of business (principally cargo losses).
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

As illustrated in the following table, our overall reinsurance recoverable amounts for paid and unpaid losses have declined during the first six months of 2008 as the Company continues to bill and collect its recoverables for Hurricanes Katrina and Rita loss payments and retains more of its business:

	June 30,	December 31,
	2008	2007	Change
	($ in thousands)
Reinsurance recoverables:
Paid losses	$78,087	$94,818	$(16,731)
Unpaid losses and LAE reserves	778,715	801,461	(22,746)

Total	$856,802	$896,279	$(39,477)

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	June 30,	December 31,
	2008	2007	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,707,101	$1,648,764	3.5%
Less: Reinsurance recoverable on unpaid losses and LAE reserves	778,715	801,461	-2.8%

Net loss and LAE reserves	$928,386	$847,303	9.6%

During the 2008 second quarter, the Company assumed approximately $2.9 million of gross reserves for losses and LAE and related reinsurance recoverables for paid and unpaid losses of $0.8 million and $1.4 million, respectively, from a former pool member on a loss portfolio transaction. Such run-off business was previously underwritten by the Company in 1998 and prior years. The Company is also settling such run-off claims. The transaction was not material to the 2008 second quarter net income.

The following tables set forth our net reported loss and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled above) by segment and line of business as of the dates indicated:

	June 30, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$104,796	$108,502	$213,298	50.9%
Specialty
Construction Liability	42,028	223,057	265,085	84.1%
All other liability	22,496	71,545	94,041	76.1%

Total Specialty	64,524	294,602	359,126	82.0%

Professional Liability	22,383	55,936	78,319	71.4%
Middle Markets	12,055	12,681	24,736	51.3%
Property/Other	10,870	9,827	20,697	47.5%

Total Insurance Companies	214,628	481,548	696,176	69.2%

Lloyd’s Operations:
Marine	104,679	89,886	194,565	46.2%
Other	12,238	25,407	37,645	67.5%

Total Lloyd’s Operations	116,917	115,293	232,210	49.7%

Total Company	$331,545	$596,841	$928,386	64.3%

	December 31, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$93,467	$103,500	$196,967	52.5%
Specialty
Construction Liability	36,137	213,453	249,590	85.5%
All other liability	17,139	55,032	72,171	76.3%

Total Specialty	53,276	268,485	321,761	83.4%

Professional Liability	20,335	50,584	70,919	71.3%
Middle Markets	11,469	10,329	21,798	47.4%
Property/Other	12,790	11,446	24,236	47.2%

Total Insurance Companies	191,337	444,344	635,681	69.9%

Lloyd’s Operations:
Marine	89,957	93,069	183,026	50.9%
Other	7,485	21,111	28,596	73.8%

Total Lloyd’s Operations	97,442	114,180	211,622	54.0%

Total Company	$288,779	$558,524	$847,303	65.9%

At June 30, 2008, the IBNR loss reserve was $596.8 million or 64.3% of our total loss reserves compared to $558.5 million or 65.9% at December 31, 2007.
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
There are a number of factors that could cause actual losses and LAE to differ materially from the amount that we have reserved for losses and LAE.

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
The reserves for asbestos exposures at June 30, 2008 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
Gross and net reserves for losses and LAE related to asbestos exposures increased $2.4 million and $1.3 million, respectively, in the 2008 second quarter as a result of an assumed loss portfolio transaction with a former pool member discussed above.
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

The following table sets forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$23,194	$37,171
Incurred losses & LAE	594	(780)
Calendar year payments	(2,238)	13,197

Ending gross reserves	$26,026	$23,194

Gross case loss reserves	$18,170	$16,014
Gross IBNR loss reserves	7,856	7,180

Ending gross reserves	$26,026	$23,194

Net of Reinsurance
Beginning net reserves	$16,717	$21,381
Incurred losses & LAE	570	1,779
Calendar year payments	(1,350)	6,443

Ending net reserves	$18,637	$16,717

Net case loss reserves	$10,986	$9,715
Net IBNR loss reserves	7,651	7,002

Ending net reserves	$18,637	$16,717

To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table.
At June 30, 2008, the ceded asbestos paid and unpaid recoverables were $10.6 million compared to $10.5 million at December 31, 2007. Such recoverables increased as a result of an assumed loss portfolio transaction with a former pool member.
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

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$141,831	$319,230
Incurred loss & LAE	125	(29,349)
Calendar year payments	12,929	148,050

Ending gross reserves	$129,027	$141,831

Gross case loss reserves	$82,669	$94,959
Gross IBNR loss reserves	46,358	46,872

Ending gross reserves	$129,027	$141,831

Net of Reinsurance
Beginning net reserves	$4,519	$10,003
Incurred loss & LAE	(476)	(1,909)
Calendar year payments	(373)	3,575

Ending net reserves	$4,416	$4,519

Net case loss reserves	$340	$646
Net IBNR loss reserves	4,076	3,873

Ending net reserves	$4,416	$4,519

Approximately $133.7 million and $167.7 million of paid and unpaid losses at June 30, 2008 and December 31, 2007, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.

Professional Liability Subprime Exposure. The following table sets forth reported claims and notices of potential claims, the average gross and net limits by policy and the average amount where our policy attaches related to subprime exposure for our professional liability business at June 30, 2008. The Company’s management believes that the reserves for losses and LAE are adequate to cover the ultimate costs for such loss contingencies related to subprime exposure for the professional liability business.

	Number	Average	Average	Average
	of	Gross	Net	Excess
	Claims (1)	Limit	Limit (2)	Attachment
		($ in thousands)

Primary:
D&O Securities/Other Claims	1	$1,000	$650

Excess:
D&O Securities Claims	4	7,500	4,500	$37,500
D&O Side A Securities Claims	2	5,000	3,500	137,500
Other Claims	2	10,000	5,500	35,000

Subtotal Excess/Average	8	7,500	4,500

Total	9	$6,778	$4,072

(1)
Claims include all professional liability policies written by the Insurance Companies. There are no reported claims or notices of potential claims reported for the Lloyd’s Operations. All policies are claims made. Defense costs are included within the limits of liability. There was one new claim/ notice of potential claim reported for the six months ended June 30, 2008.

(2)	Amounts are net of reinsurance.
Prior Year Reserve Redundancies/Deficiencies
As part of our regular review of prior reserves, the Company’s actuaries may determine, based on their judgment, that certain assumptions made in the reserving process in prior periods may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, our actuaries may make corresponding reserve adjustments.
Prior period reserve redundancies of $10.6 million and $10.6 million, net of reinsurance, were recorded in the 2008 and 2007 second quarters, respectively, and $24.3 million and $17.4 million, net of reinsurance, were recorded in the first six months of 2008 and 2007, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended
	June 30,	June 30,
	2008	2007
	($ in thousands)

Insurance Companies:
Marine	$(5,679)	$49
Specialty	(3,136)	(3,978)
Professional Liability	(911)	(2,084)
Middle Markets	(500)	—
Property/Other	(1,426)	522

Subtotal Insurance Companies	(11,652)	(5,491)
Lloyd’s Operations	1,072	(5,126)

Total	$(10,580)	$(10,617)

	Six Months Ended
	June 30,	June 30,
	2008	2007
	($ in thousands)

Insurance Companies:
Marine	$(5,979)	$(1,451)
Specialty	(10,436)	(6,178)
Professional Liability	(1,211)	(4,084)
Middle Markets	700	—
Property/Other	(3,226)	522

Subtotal Insurance Companies	(20,152)	(11,191)
Lloyd’s Operations	(4,108)	(6,226)

Total	$(24,260)	$(17,417)

Following is a discussion of relevant factors related to the $10.6 million prior period net reserve redundancy recorded in the 2008 second quarter:
The Insurance Companies recorded $5.7 million of prior period net savings for marine business comprised of $0.5 million for reductions of cargo claims, $2.2 million on 2006 and 2007 liability business, $1.4 million for 2006 P&I business of which $0.6 million was due to case reserve reductions, $1.7 million due to reinsurance recoveries on balances previously written off for business written prior to 1998 offset by $0.1 million of net adverse loss development on other lines of business.
The Insurance Companies recorded $3.1 million of prior period net savings for specialty business comprised mostly of $7.4 million of net favorable development in construction liability business due to favorable loss trends for business written from 2001 to 2006 offset by approximately $0.7 million of unfavorable loss activity for construction business written in 1997 and 1998, and $3.6 million of adverse loss development from discontinued business.

The Insurance Companies recorded $0.9 million of net prior period savings for professional liability business mostly emanating from $0.3 million of favorable development on E&O business written for law firms, $0.2 million from D&O business and $0.4 million from UK solicitors business run-off.
The Insurance Companies recorded prior period net savings of $1.0 million for European property business due to loss reserve take downs and $0.4 million for run-off business mostly related to aviation and space business discontinued in 1999.
The Lloyd’s Operations recorded $1.1 million of prior period net reserve deficiencies comprised of $2.2 million for offshore energy losses (including $2.7 million for a 2005 loss less $0.5 million of savings in other energy losses), $0.5 million for European property business written in 2006 and 2007, offset by $1.6 million of favorable development across other lines of business: liability ($0.6 million), assumed reinsurance ($0.6 million) and professional liability ($0.4 million).
Following is a discussion of relevant factors related to the $13.7 million prior period net reserve redundancy recorded in the 2008 first quarter:
The Insurance Companies recorded $0.3 million of prior period net savings for marine business comprised of $2.5 million of favorable development in marine liability business from 2006 and prior years offset by adverse loss development of $2.2 million from other lines of business of which $1.7 million was for cargo losses consisting mostly of loss activity related to three cargo claims.
The Insurance Companies recorded $7.3 million of prior period net savings for specialty business comprised of $8.9 million of favorable development in construction liability business due to favorable loss trends for business written from 2003 to 2006, $2.3 million of favorable development for personal umbrella business written in 2007, offset by adverse loss development of $3.3 million from discontinued business and $0.6 million from program business written in 2007 and 2006.
The Insurance Companies recorded $1.2 million of prior period net deficiencies for middle markets business principally for business written in 2004 and 2003 of which $0.5 million was for one large claim on a policy written in 2003.
The Insurance Companies recorded $1.8 million of prior period net savings for run-off business, included in property/other in the above table, principally due to the lack of loss activity for aviation and space business discontinued in 1999.
The Lloyd’s Operations recorded $5.2 million of prior period net savings mostly emanating from refinements to the actuarial methodology employed to project ultimate loss estimates by line of business. The methodology employed in the 2008 first quarter separately determined ultimate losses on a gross and ceded basis to establish net IBNR estimates. Prior methodology used net loss amounts to determine such estimates. The net result of the 2008 first quarter analysis was to reduce ultimate loss estimates by approximately $9.7 million for short tail classes of business mostly related to 2005 and prior years (cargo $3.2 million, energy $4.6 million, reinsurance $2.1 million, offset by $0.2 million of loss development for other lines of business). Such prior year savings were offset by strengthening reserves of approximately $4.5 million for business written in 2007 and 2006 for liability business ($2.3 million) and energy business ($2.1 million) and various other classes of business ($0.1 million). Such strengthening has taken into effect the changes in the reinsurance program for increased net retentions that have occurred in 2007 and 2006 compared to prior years.

Our management believes that the estimates for the reserves for losses and LAE are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. However, it is possible that the ultimate liability may exceed or be less than such estimates. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified. We continue to review all of our loss reserves, including our asbestos reserves and Hurricanes Katrina and Rita reserves, on a regular basis.
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expense to net earned premiums in the 2008 second quarter and six month period were 14.4% and 13.9%, respectively, compared to 12.1% and 12.2% for the comparable periods in 2007. The increases are mostly attributable to greater retentions, particularly on our marine quota share treaties, which have reduced the ceding commission benefit. The Lloyd’s Operations commission expense also increased in the 2008 second quarter and decreased in the 2007 second quarter due to refinements in amounts recorded in prior periods for ceding commission due from reinsurers.
Other Operating Expenses. The increases of 16.2% and 14.7% in other operating expenses in the 2008 second quarter and six month period, compared to the same periods in 2007, were attributable primarily to employee-related expenses resulting from expansion of the business and investments in technology to support this growth. In addition, effective June 30, 2008, the Company closed regional U.K. offices in Manchester and Basingstoke and entered into a renewal rights transaction with a U.K. insurer to provide for an orderly closure of the offices. Additionally, the Company discontinued underwriting U.K. small commercial property business and eliminated six operations positions in the U.S. Severance and other costs associated with those actions contributed one point to the 2008 second quarter expense ratio.
Income Taxes. The income tax expense was $6.7 million and $11.4 million for the second quarters of 2008 and 2007, respectively, resulting in effective tax rates of 27.7% and 31.9%, respectively. The income tax expense was $16.9 million and $20.8 million for the first six months of 2008 and 2007, respectively, resulting in effective tax rates of 29.3% and 32.0%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 25.9% for the first six months of 2008 compared to 28.3% for the comparable 2007 period. As of June 30, 2008 and December 31, 2007, the net deferred Federal, foreign, state and local tax assets were $45.4 million and $29.2 million, respectively.
We are subject to the tax regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 28% rate effective April 1, 2008. The effective rate prior to April 1, 2008 was 30%. The effect of the tax rate change was not material to the Company’s financial statements.

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $52.9 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.7 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $7.6 million and $6.3 million at June 30, 2008 and December 31, 2007, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.2 million and $2.5 million at June 30, 2008 and December 31, 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at June 30, 2008 expire in 2025.
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
Insurance Companies
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It is primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company, which began operations in 1990, underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. NMC and Navigators Management (UK) Ltd. produce, manage and underwrite insurance and reinsurance business for the Insurance Companies.

The following table sets forth the results of operations for the Insurance Companies for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)

Gross written premium	$197,956	$198,560	$389,552	$407,434
Net written premium	128,182	124,073	252,492	246,121

Net earned premium	117,434	109,735	229,680	211,547
Net losses and LAE	(62,225)	(63,725)	(129,581)	(125,065)
Commission expense	(14,723)	(13,903)	(27,671)	(24,986)
Other operating expenses	(24,552)	(21,057)	(46,700)	(39,826)
Commission income and other income (expense)	1,516	96	1,774	585

Underwriting profit	17,450	11,146	27,502	22,255

Net investment income	15,593	14,440	31,058	28,094
Net realized capital gains (losses)	(8,053)	834	(8,155)	1,077

Income before income taxes	24,990	26,420	50,405	51,426

Income tax expense	6,939	8,163	14,309	16,074

Net income	$18,051	$18,257	$36,096	$35,352

Loss and LAE ratio	53.0%	58.1%	56.4%	59.1%
Commission expense ratio	12.5%	12.7%	12.0%	11.8%
Other operating expense ratio (1)	19.6%	19.0%	19.6%	18.6%

Combined ratio	85.1%	89.8%	88.0%	89.5%

(1)	Includes other operating expenses and commission income and other income (expense).

The following tables set forth the underwriting results of the Insurance Companies for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$36,456	$17,497	$12,194	$6,765	48.0%	33.4%	81.4%
Specialty	56,574	33,614	16,685	6,275	59.4%	29.5%	88.9%
Professional Liability	14,388	7,374	5,020	1,994	51.3%	34.9%	86.2%
Middle Markets	6,736	3,719	2,751	266	55.2%	40.8%	96.0%
Property/Other	3,280	21	1,109	2,150	0.6%	33.8%	34.4%

Total	$117,434	$62,225	$37,759	$17,450	53.0%	32.1%	85.1%

	Three Months Ended June 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$34,005	$17,913	$12,340	$3,752	52.7%	36.3%	89.0%
Specialty	54,378	31,261	14,317	8,800	57.5%	26.3%	83.8%
Professional Liability	13,334	7,741	5,330	263	58.1%	39.9%	98.0%
Middle Markets	4,539	2,045	1,723	771	45.1%	38.0%	83.1%
Property/Other	3,479	4,765	1,154	(2,440)	137.0%	33.2%	170.2%

Total	$109,735	$63,725	$34,864	$11,146	58.1%	31.7%	89.8%

	Six Months Ended June 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$69,682	$41,868	$23,256	$4,558	60.1%	33.4%	93.5%
Specialty	113,243	63,094	32,183	17,966	55.7%	28.4%	84.1%
Professional Liability	28,461	16,279	10,118	2,064	57.2%	35.6%	92.8%
Middle Markets	12,433	8,003	4,740	(310)	64.4%	38.1%	102.5%
Property/Other	5,861	337	2,300	3,224	5.8%	39.2%	45.0%

Total	$229,680	$129,581	$72,597	$27,502	56.4%	31.6%	88.0%

	Six Months Ended June 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$67,494	$38,235	$20,114	$9,145	56.6%	29.8%	86.4%
Specialty	103,421	60,288	29,195	13,938	58.3%	28.2%	86.5%
Professional Liability	26,371	16,225	9,653	493	61.5%	36.5%	98.0%
Middle Markets	9,109	4,785	3,336	988	52.5%	36.6%	89.1%
Property/Other	5,152	5,532	1,929	(2,309)	107.4%	37.4%	144.8%

Total	$211,547	$125,065	$64,227	$22,255	59.1%	30.4%	89.5%

Net earned premium of the Insurance Companies increased 7.0% and 8.6% in the 2008 second quarter and six month period, respectively, compared to the same periods in 2007, primarily reflecting increased retention of the business written.
Underwriting results generally reflect the favorable industry market conditions up until 2006 (excluding the 2005 losses from Hurricanes Katrina and Rita) coupled with satisfactory loss trends in the aforementioned periods. The 2008 second quarter and six month period loss ratios were favorably impacted by prior period loss reserve redundancies of $11.7 million or 9.9 loss ratio points and $20.2 million or 8.8 loss ratio points, respectively. The 2007 second quarter and six month period loss ratios were favorably impacted by prior period loss reserve redundancies of $5.5 million or 5.0 loss ratio points and $11.2 million or 5.3 loss ratio points, respectively.
Generally, while the Insurance Companies have experienced favorable prior period redundancies in 2008 and 2007, the ultimate loss ratios for the most recent underwriting years of 2008 and 2007 have been increasing due to softening market conditions for the business written during those periods.
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, were 4.3% for both the 2008 second quarter and six month period, respectively, compared to 4.6% for both of the comparable 2007 periods. The average durations of the Insurance Companies’ invested assets at June 30, 2008 was 4.8 years compared to 4.3 years at June 30, 2007. Net investment income increased in the 2008 second quarter and six month period compared to the same periods in 2007 primarily due to the investment of new funds from cash flow, partially offset by the decrease in yields.

Lloyd’s Operations
The Lloyd’s Operations consist of NUAL, which manages Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency that underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly-owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium for Syndicate 1221. In July 2008, we opened an underwriting office in Stockholm, Sweden to write professional liability business for Syndicate 1221. The Lloyd’s Operations and Navigators Management (UK) Limited, a Navigators Agency which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom.
Syndicate 1221’s stamp capacity is £123.0 million ($239.2 million) in 2008 compared to £140.0 million ($280.2 million) in 2007. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2008 and 2007 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
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

The following table sets forth the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		($ in thousands)

Gross written premium	$81,257	$77,989	$176,807	$169,976
Net written premium	46,105	37,277	109,517	88,248

Net earned premium	45,269	35,882	88,763	73,116
Net losses and LAE	(29,664)	(16,014)	(50,728)	(35,866)
Commission expense	(8,767)	(3,747)	(16,767)	(9,763)
Other operating expenses	(8,685)	(7,551)	(16,293)	(15,071)
Commission income and other income (expense)	(39)	137	(25)	(15)

Underwriting profit	(1,886)	8,707	4,950	12,401

Net investment income	2,871	2,407	5,853	4,558
Net realized capital gains (losses)	77	6	103	(36)

Income before income taxes	1,062	11,120	10,906	16,923

Income tax expense	425	3,875	3,877	5,929

Net income	$637	$7,245	$7,029	$10,994

Loss and LAE ratio	65.5%	44.6%	57.1%	49.1%
Commission expense ratio	19.4%	10.4%	18.9%	13.4%
Other operating expense ratio (1)	19.3%	20.6%	18.4%	20.5%

Combined ratio	104.2%	75.6%	94.4%	83.0%

(1)	Includes other operating expenses and commission income and other income (expense).
The Lloyd’s Operations had been experiencing business expansion coupled with improving underwriting results as a result of the generally favorable market conditions for marine and energy business from late 2001 through 2003, and continuing to a lesser extent in 2004. Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business, while the average renewal premium rates in 2007 decreased approximately 1.2% for the marine and energy business and decreased approximately 3.4% in our professional liability business. The average renewal premium rates for the second quarter of 2008 decreased approximately 6.0% for the marine and energy business and decreased approximately 3.6% for the professional liability business. The average renewal premium rates for the first six months of 2008 decreased approximately 5.0% for the marine and energy business and decreased approximately 2.7% for the professional liability business.
The 2008 six month earnings in the Lloyd’s Operations reflect the continued favorable loss development trends. The 2008 second quarter loss ratio was adversely impacted by prior period loss reserve deficiencies of $1.1 million or 2.4 loss ratio points compared to the 2007 second quarter loss ratio which was favorably impacted by prior period loss reserve redundancies of $5.1 million or 14.3 loss ratio points. The loss ratio for the first six months of 2008 was favorably impacted by prior period loss reserve redundancies of $4.1 million or 4.6 loss ratio points compared to the loss ratio for the first six months of 2007 which was favorably impacted by prior period loss reserve redundancies of $6.2 million or 8.5 loss ratio points.

Generally, while the Lloyd’s Operations has experienced favorable prior period net redundancies in 2008 and 2007, ultimate loss ratios for the more recent underwriting years of 2008 and 2007 have been increasing due to softening market conditions for the business written during those periods.
The approximate annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, were 3.5% and 3.6% for the 2008 second quarter and six month period, respectively, compared to 3.8% and 3.7% for the comparable 2007 periods. The average duration of our Lloyd’s Operations’ invested assets at June 30, 2008 was 1.4 years compared to 1.5 years at June 30, 2007. The increase in the Lloyd’s Operations’ net investment income is reflective of the increased investment portfolio primarily due to positive cash flow. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.
Off-Balance Sheet Transactions
There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2007 Annual Report on Form 10-K.
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2007 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.7 billion at June 30, 2008 compared to $1.6 billion at December 31, 2007. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$195,000	$8,750	$17,500	$17,500	$151,250

Investments
The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing stockholder value and statutory surplus of the Insurance Companies. Secondarily, an important consideration is to optimize the after-tax book income.
The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed income portfolio rated below “A-” but no lower than “BBB-” by S&P or below “A3” but no lower than “Baa3” by Moody’s shall not exceed 10% of the total fixed income and short-term investments. Securities rated below “BBB-” by S&P or below “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, can not exceed 5% of consolidated stockholders’ equity. Investments in equity securities that are actively traded on major U.S. stock exchanges can not exceed 20% of consolidated stockholders’ equity. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

The Insurance Companies’ investments are subject to the oversight of each of their respective Board of Directors and our Finance Committee. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, mortgages and real estate.
The Lloyd’s Operations’ investments are subject to the oversight of the Board of Directors and the Investment Committee of NUAL, as well as the Parent Company’s Board of Directors and Finance Committee. These investments must comply with the rules and regulations imposed by Lloyd’s and by certain overseas regulators. The investment portfolio and the performance of the investment managers are reviewed quarterly.
At June 30, 2008, the average quality of the investment portfolio as rated by S&P and Moody’s was “AA/Aa”, respectively, with an average duration of 4.3 years. All of the Company’s mortgage-backed and asset-backed securities are rated “AAA/Aaa” by S&P and Moody’s, respectively, except for ten securities approximating $6.3 million, which are all rated investment grade. The Company does not own any collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s) or asset backed commercial paper.
At June 30, 2008 and December 31, 2007, all fixed-maturity and equity securities held by us were classified as available-for-sale.
Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A hierarchy of valuation techniques is specified in SFAS 157 based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market data obtained from investment managers or brokers. These two types of inputs have created the following fair value hierarchy:
•
Level 1 — Quoted prices for identical instruments in active markets. Examples are listed equity and fixed income securities traded on an exchange. Treasury securities would generally be considered level 1.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Examples are ABS and MBS securities which are similar to other ABS or MBS securities observed in the market.

•
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. An example would be a private placement with minimal liquidity.

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

The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at June 30, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$177,161	$1,412,419	$986	$1,590,566
Equities securities	68,089	—	—	68,089
Short-term investments	143,631	31,243	—	174,874

Total	$388,881	$1,443,662	$986	$1,833,529

The securities classified as Level 3 in the above table consist of two structured securities rated “AAA/Aaa” by S&P and Moody’s, respectively, with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using level 3 inputs during the quarter ended June 30, 2008:

Three Months Ended
June 30, 2008
($ in thousands)

Level 3 investments as of April 1, 2008	$2,073
Unrealized net gains included in other comprehensive income (loss)	(18)
Purchases, sales, paydowns and amortization	(134)
Transfer to Level 2	(935)

Level 3 investments as of June 30, 2008	$986

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the six months ended June 30, 2008:

Six Months Ended
June 30, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	(1)
Purchases, sales, paydowns and amortization	(287)
Transfer to Level 2	(1,329)

Level 3 investments as of June 30, 2008	$986

The following tables set forth our cash and investments as of June 30, 2008 and December 31, 2007:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
June 30, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$237,360	$5,444	$(471)	$232,387
States, municipalities and political subdivisions	612,577	4,007	(4,952)	613,522
Mortgage- and asset-backed securities:
Non-guaranteed government agency bonds	28,711	373	(58)	28,396
Mortgage-backed securities	235,304	709	(1,955)	236,550
Collateralized mortgage obligations	114,005	404	(8,074)	121,675
Asset-backed securities	51,868	504	(249)	51,613
Commercial mortgage-backed securities	108,168	67	(5,229)	113,330

Subtotal	538,056	2,057	(15,565)	551,564
Corporate bonds	202,573	1,210	(5,203)	206,566

Total fixed maturities	1,590,566	12,718	(26,191)	1,604,039

Equity securities — common stocks	68,089	3,407	(5,496)	70,178

Cash	14,499	—	—	14,499

Short-term investments	174,874	—	—	174,874

Total	$1,848,028	$16,125	$(31,687)	$1,863,590

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury Bonds, GNMAs and foreign government bonds	$234,375	$5,724	$(337)	$228,988
States, municipalities and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Non-guaranteed government agency bonds	29,818	342	(4)	29,480
Mortgage-backed securities	232,869	1,824	(479)	231,524
Collateralized mortgage obligations	134,899	524	(823)	135,198
Asset-backed securities	64,352	533	(79)	63,898
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975

Subtotal	575,426	3,767	(2,416)	574,075
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities — common stocks	67,240	6,452	(4,704)	65,492

Cash	7,056	—	—	7,056

Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

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
At June 30, 2008, the Company owned two asset-backed securities approximating $0.4 million with subprime mortgage exposures. The securities are rated “AAA/Aaa” by S&P and Moody’s, respectively, and have an effective maturity of 0.9 years. In addition, the Company owned eleven collateralized mortgage obligations and asset-backed securities approximating $16.6 million classified as Alt-A, which is a credit category between prime and subprime. The Alt-A bonds, also rated “AAA/Aaa”, have an effective maturity of 2.1 years. Such subprime and Alt-A categories are as defined by S&P. The Company is receiving principal and/or interest payments on all of these securities and believes such amounts are fully collectible.
The following tables set forth our mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities by those issued by FNMA, FHLMC and certain GNMA securities, and the quality category (prime, Alt-A and subprime) for all other such investments at June 30, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Mortgage-backed securities:
FNMA	$181,321	$573	$(1,303)	$182,051
FHLMC	53,983	136	(652)	54,499
Prime	—	—	—	—
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$235,304	$709	$(1,955)	$236,550

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Collateralized mortgage obligations:
GNMA	$440	$7	$—	$433
FNMA	9,861	171	—	9,690
FHLMC	12,156	226	—	11,930
Prime	76,096	—	(5,589)	81,685
Alt-A	15,452	—	(2,485)	17,937
Subprime	—	—	—	—

Total	$114,005	$404	$(8,074)	$121,675

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Asset-backed securities:
GNMA	$2,657	$89	$—	$2,568
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	47,724	415	(215)	47,524
Alt-A	1,131	—	(21)	1,152
Subprime	356	—	(13)	369

Total	$51,868	$504	$(249)	$51,613

The commercial mortgage-backed securities are all rated “AAA” by S&P or “Aaa” by Moody’s.
The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at fair value at June 30, 2008 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating:

			Percent
Rating			to
Description	Rating	Amount	Total
	($ in thousands)

Extremely Strong	AAA	$1,176,137	67%
Very Strong	AA	275,958	16%
Strong	A	239,874	13%
Adequate	BBB	71,820	4%
Speculative	BB & below	217	0%
Not Rated	NR	1,435	0%

Total	AAA(1)	$1,765,441	100%

(1)	Weighted average quality rating.

The Company owns securities credit enhanced by financial guarantors. The following tables set forth the amount of credit enhanced securities in the fixed maturities portfolio by category at June 30, 2008, identify the amount insured by each financial guarantor and identify the average underlying credit rating of such credit enhanced securities:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Credit enhanced securities:
States, municipalities and political subdivisions	$346,179	$2,019	$(3,319)	$347,479
Mortgage- and asset-backed securities	9,119	15	(191)	9,295
Corporate bonds	1,645	3	(41)	1,683

Total	$356,943	$2,037	$(3,551)	$358,457

					Average
		Gross	Gross	Cost or	Underlying
	Fair	Unrealized	Unrealized	Amortized	Credit
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Financial guarantors:
AMBAC	$70,463	$344	$(886)	$71,005	A+
Assured Guaranty LTD	3,923	—	(4)	3,927	A
FGIC	55,378	215	(452)	55,615	AA-
Financial Security Assurance	91,881	898	(574)	91,557	A+
MBIA	117,351	514	(1,403)	118,240	AA-
Radian Group, Inc.	7,652	66	(41)	7,627	A+
XL Capital	10,295	—	(191)	10,486	A

Total	$356,943	$2,037	$(3,551)	$358,457	AA-

The average underlying credit rating by bond insurer of the insured securities rated by S&P or Moody’s if such securities did not have the credit enhancing insurance is included in the “Underlying Credit Rating” column in the above table. This average rating includes $16.5 million of prerefunded municipal bonds which have an implied rating of “AAA” but are not otherwise rated by S&P or Moody’s. Such average ratings exclude a total of 35 credit enhanced securities approximating $23 million that do not have an underlying rating consisting of 17 municipal bonds approximating $12 million, 15 asset-backed securities approximating $9 million and 3 corporate bonds approximating $2 million.
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

The following table summarizes all securities in an unrealized loss position at June 30, 2008 and December 31, 2007, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position. The information below indicates the potential effect upon future income in the event management later concludes that such declines are considered other-than- temporary.

	June 30, 2008		December 31, 2007
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
		($ in thousands)

Fixed Maturities:
U.S. Government Treasury Bonds, GNMAs and foreign government bonds
0-6 Months	$16,545	$219	$4,119	$32
7-12 Months	—	—	—	—
> 12 Months	6,093	253	19,587	305

Subtotal	22,638	472	23,706	337

States, municipalities and political subdivisions
0-6 Months	255,431	4,123	21,853	67
7-12 Months	9,522	384	6,045	115
> 12 Months	11,798	445	69,671	475

Subtotal	276,751	4,952	97,569	657

Mortgage- and asset-backed securities (excluding GNMAs)
0-6 Months	263,656	7,300	61,388	515
7-12 Months	17,553	2,400	48,496	423
> 12 Months	92,204	5,865	121,798	1,478

Subtotal	373,413	15,565	231,682	2,416

Corporate bonds
0-6 Months	93,253	1,878	20,722	255
7-12 Months	8,457	698	25,520	974
> 12 Months	27,181	2,626	38,865	575

Subtotal	128,891	5,202	85,107	1,804

Total Fixed Maturities	$801,693	$26,191	$438,064	$5,214

Equity securities — common stocks
0-6 Months	$29,789	$3,090	$26,257	$3,494
7-12 Months	9,493	2,138	4,153	1,209
> 12 Months	640	268	53	1

Total Equity Securities	$39,922	$5,496	$30,463	$4,704

As of June 30, 2008, there were 776 fixed maturities out of a total of 1,418 fixed maturities in an unrealized loss position. The largest single unrealized loss in the fixed maturities was $1.2 million. There were 40 equity securities out of a total of 76 equity securities in an unrealized loss position. The largest single unrealized loss in the equity securities was $0.6 million.
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
During the 2008 second quarter, the Company identified 16 common stocks with a fair value of $9.2 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized a realized loss of $8.4 million. There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first six months of 2007.
The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2008. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	to Total	Amount	to Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$24,108	92%	$747,089	93%
2	BBB	Baa	2,048	8%	54,387	7%
3	BB	Ba	35	0%	217	0%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

	Total		$26,191	100%	$801,693	100%

At June 30, 2008, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.2 million which is rated below investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at June 30, 2008 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$18	0%	$7,650	1%
Due after one year through five years	1,633	6%	102,553	13%
Due after five years through ten years	3,849	15%	138,302	17%
Due after ten years	5,126	20%	179,775	22%
Mortgage- and asset-backed securities	15,565	59%	373,413	47%

Total fixed income securities	$26,191	100%	$801,693	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.7 years.
Our realized capital gains and losses for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands)

Fixed maturities:
Gains	$1,329	$27	$1,526	$477
(Losses)	(426)	(281)	(435)	(719)

	903	(254)	1,091	(242)

Equity securities:
Gains	180	1,147	443	1,397
(Losses) (1)	(9,059)	(53)	(9,586)	(114)

	(8,879)	1,094	(9,143)	1,283

Net realized capital gains (losses)	$(7,976)	$840	$(8,052)	$1,041

(1)	Includes $8,412,000 for other-than-temporary impairments on common stock for the 2008 second quarter and six month period.

The following table details realized losses in excess of $250,000 from sales, and all impairments recorded during the first six months of 2008 and 2007 and the related circumstances giving rise to the loss:

							# of Months
							Unrealized Loss
						Net	Exceeded 20%
	Date of	Proceeds	Loss on	Impairment	Holdings at	Unrealized	of Cost or
Description	Sale	from Sale	Sale	Loss	June 30, 2008	Loss	Amortized Cost
	($ in thousands)
Six months ended:
June 30, 2008:
Allied Capital Corporation	(1)	—	—	$(546)	$642	—	10
American International Group, Inc.	(1)	—	—	(1,262)	804	—	12
Bank of America Corporation	(1)	—	—	(421)	597	—	9
Bristol-Myers Squibb Co.	(1)	—	—	(343)	938	—	12
Citigroup Inc.	(1)	—	—	(678)	365	—	13
Dow Chemical Co.	(1)	—	—	(325)	1,052	—	15
KeyCorp.	(1)	—	—	(653)	272	—	15
Legg Mason Inc.	(1)	—	—	(537)	575	—	12
Lennar Corporation	(1)	—	—	(140)	202	—	8
Merrill Lynch & Co., Inc.	(1)	—	—	(222)	197	—	9
Motorola Inc.	(1)	—	—	(900)	637	—	8
Pfizer Inc.	(1)	—	—	(480)	860	—	13
Pinnacle West Capital Corporation	(1)	—	—	(430)	969	—	14
Regions Financial Corporation	(1)	—	—	(471)	277	—	10
UnitedHealth Group, Inc.	(1)	—	—	(256)	491	—	6
Wachovia Corporation	(1)	—	—	(748)	367	—	12
Sprint Nextel Corporation (2)	3/19/2008	$143	$(347)	—	—	—
Legg Mason Inc. (2)	6/4/2008	470	(363)	—	—	—

		$613	$(710)	$(8,412)	$9,245

June 30, 2007:
TIPS (3)	3/31/2007	$5,823	$(335)	—	—	—	—

(1)	Securities owned at June 30, 2008 which had an impairment loss.

(2)	Securities sold due to losses not considered to be recoverable in the foreseeable future.

(3)	Treasury inflation protection securities (TIPS) were sold during the 2007 first quarter due to the widening breakeven yield spread between TIPS and Treasuries.
The total impairment loss recorded in the second quarter was $8.4 million. We continue to hold all of the securities with other-than-temporary impairments.
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

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the U.S. and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have an A.M. Best Company and/or S&P rating of “A” or better, or equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.
Approximately $133.7 million and $167.7 million of the reinsurance recoverables for paid and unpaid losses at June 30, 2008 and December 31, 2007, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.
Liquidity and Capital Resources
Cash flows from operations were $133.4 million and $111.7 million for the six months ended June 30, 2008 and 2007, respectively. The positive operating cash flow was primarily due to the increase in net written premium, collected investment income, decrease in reinsurance recoverable on paid losses and fewer paid losses relating to Hurricanes Katrina and Rita. Operating cash flow was used primarily to acquire additional investment assets.
Investments and cash increased to $1.85 billion at June 30, 2008 from $1.77 billion at December 31, 2007. The increase was due to the positive cash flow from operations. Net investment income was $18.7 million and $17.3 million for the three months ended June 30, 2008 and 2007, respectively, and $37.6 million and $33.5 million for the six months ended June 30, 2008 and 2007, respectively.
The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.1 and 4.5% for the 2008 and 2007 second quarters, respectively. The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.2% and 4.4% for the 2008 and 2007 six month periods, respectively. As of June 30, 2008 and December 31, 2007, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
Since the beginning of 2008, the Company has allocated approximately $104 million to high quality tax-exempt securities which approximate 39% of the fixed maturities investment portfolio at June 30, 2008 compared to approximately 34% at December 31, 2008. As a result, the effective tax rate on net investment income was 25.4% and 25.9% for the 2008 second quarter and six month period, respectively, compared to 28.2% and 28.3% for the comparable 2007 periods.
At June 30, 2008, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. We believe that we have limited exposure to credit risk since the entire fixed maturity investment portfolio, except for $0.2 million, consists of investment grade bonds. At June 30, 2008, our portfolio had an average maturity of 5.6 years and duration of 4.3 years. Management continually monitors the composition and cash flow of the investment portfolio in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

The Company has a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the facility from $115 million to $180 million and to increase the line of credit under the facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If, at that time, the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221, which is denominated in British pounds. At June 30, 2008, letters of credit with an aggregate face amount of $106.7 million were issued under the credit facility. The line of credit was unused at June 30, 2008.
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
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy backs, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through June 30, 2008. We were in compliance with all covenants at June 30, 2008.
Our reinsurance has been placed with various U.S. and foreign insurance companies and with selected syndicates at Lloyd’s. Pursuant to the implementation of Lloyd’s Plan of Reconstruction and Renewal, a portion of our recoverables are now reinsured by Equitas (a separate U.K. authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account).
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at June 30, 2008 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
Generally, for excess of loss reinsurers the Company pays monthly or quarterly deposit premiums based on the estimated subject premiums over the contract period (usually one year) that are subsequently adjusted based on actual premiums determined after the expiration of the applicable reinsurance treaty. Paid losses subject to excess of loss recoveries are generally billed as they occur and are usually settled by reinsurers within 30 calendar days for the Insurance Companies and 30 business days for the Lloyd’s Operations.
The Company sometimes withholds funds from reinsurers and may apply ceded loss billings against such funds in accordance with the applicable reinsurance agreements.
At June 30, 2008, ceded asbestos paid and unpaid recoverables were $10.6 million compared to $10.5 million at December 31, 2007. Of such amounts at June 30, 2008, $6.2 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.

The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Katrina and Rita could significantly impact the Company’s liquidity needs. However, we expect to continue to pay these hurricane losses over a period of years from cash flow and, if needed, short-term investments. We expect to collect our paid reinsurance recoverables generally under the terms described above.
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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2008 and December 31, 2007, our capital resources were as follows:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Senior debt	$123,732	$123,673
Stockholders’ equity	676,357	662,106

Total capitalization	$800,089	$785,779

Ratio of debt to total capitalization	15.5%	15.7%

The increase in stockholders’ equity in 2008 was primarily due to 2008 net income partially offset by the other comprehensive loss mostly due to unrealized depreciation of investments, and treasury stock purchases.
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
As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our board of directors deems relevant.

In October, 2007 the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. Through June 30, 2008, we have purchased 186,026 shares of our common stock at a total cost of $9.8 million.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments and any stock repurchases will be made from a combination of funds currently at the Parent Company, dividends from its subsidiaries and the $20 million line of credit. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2007 surplus of Navigators Insurance Company, the approximate remaining maximum amount available at June 30, 2008 for the payment of dividends by Navigators Insurance Company during 2008 without prior regulatory approval was $47.9 million. Navigators Insurance Company declared and paid a $5.0 million dividend to the Parent Company in each of the first and second quarters of 2008.
Condensed Parent Company balance sheets as of June 30, 2008 (unaudited) and December 31, 2007 are shown in the table below:

	June 30,	December 31,
	2008	2007
	($ in thousands)

Cash and investments	$43,881	$44,146
Investments in subsidiaries	748,595	735,351
Goodwill and other intangible assets	2,534	2,534
Other assets	7,510	6,821

Total assets	$802,520	$788,852

Accounts payable and other liabilities	$973	$1,615
Accrued interest payable	1,458	1,458
7% Senior Notes due May 1, 2016	123,732	123,673

Total liabilities	126,163	126,746

Stockholders’ equity	676,357	662,106

Total liabilities and stockholders’ equity	$802,520	$788,852

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In October, 2007 the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the parent Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

The following table summarizes the Parent Company’s purchases of its common stock for the 2008 second quarter:
($ in thousands, except per share)

			Number of
			Shares	Dollar Value
	Total		Purchased	of Shares that
	Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
	Purchased	Per Share	Program	the Program (1)

January 2008	—	—	—	$30,000
February 2008	30,202	$54.66	30,202	$28,349
March 2008	105,824	$53.58	105,824	$22,679

Subtotal first quarter	136,026	$53.82	136,026

April 2008	50,000	$49.90	50,000	$20,184
May 2008	—	—	—	$20,184
June 2008	—	—	—	$20,184

Subtotal second quarter	50,000	$49.90	50,000

Total Six Months	186,026	$52.77	186,026

(1)	Balance as of the end of the month indicated.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submissions of Matters to a Vote of Security Holders
On May 28, 2008, the Company’s stockholders voted for the following matters at the annual stockholders’ meeting:
a)
The election of all nine (9) directors of the Parent Company to serve until the 2009 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified. The results of the voting were as follows:

Name	Votes For	Votes Withheld

H. J. Mervyn Blakeney	14,504,698	1,556,292
Peter A. Cheney	15,649,671	411,319
Terence N. Deeks	15,224,049	836,941
W. Thomas Forrester	15,649,671	411,319
Stanley A. Galanski	15,219,689	841,301
Leandro S. Galban, Jr.	15,423,793	637,197
John F. Kirby	15,260,032	800,958
Marc M. Tract	14,885,342	1,175,648
Robert F. Wright	15,172,492	888,498
b)	The Company’s Employee Stock Purchase Plan was approved with 14,942,622 votes cast for, 54,906 votes cast against and 332,163 votes abstaining.

c)	The Company’s Executive Performance Incentive Plan was approved with 15,243,516 votes cast for, 475,481 votes cast against and 341,993 votes abstaining.

d)	The appointment of KPMG LLP as the Company’s independent auditors for 2008 was ratified with 15,806,027 votes cast for, 254,588 votes cast against and 375 votes abstaining.
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*
32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

*	Included herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)
Date: July 30, 2008	/s/ Paul J. Malvasio
Paul J. Malvasio
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*
32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

*	Included herein.