Form 10-Q
period 2008-09-30
NAVIGATORS GROUP INC
filed 2008-10-29
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of October 17, 2008 was 16,778,692.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2008, $1,673,013; 2007, $1,508,489)	$1,625,686	$1,522,320
Equity securities, available-for-sale, at fair value (cost: 2008, $71,835; 2007, $65,492)	68,637	67,240
Short-term investments, at fair value	178,569	170,685
Cash	23,298	7,056

Total investments and cash	1,896,190	1,767,301

Premiums in course of collection	172,285	163,081
Commissions receivable	148	2,381
Prepaid reinsurance premiums	189,093	188,961
Reinsurance receivable on paid losses	60,110	94,818
Reinsurance receivable on unpaid losses and loss adjustment expenses	865,288	801,461
Net deferred income tax benefit	60,155	29,249
Deferred policy acquisition costs	51,852	51,895
Accrued investment income	17,172	15,605
Goodwill and other intangible assets	7,513	8,084
Other assets	20,778	20,935

Total assets	$3,340,584	$3,143,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,847,694	$1,648,764
Unearned premium	496,852	469,481
Reinsurance balances payable	149,061	161,829
Senior notes	123,762	123,673
Federal income tax payable	7,417	10,868
Payable for securities purchased	2,608	—
Accounts payable and other liabilities	57,629	67,050

Total liabilities	2,685,023	2,481,665

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000 at 9/30/08 and 12/31/07; issued and outstanding: 16,778,692 (net of treasury shares) at 9/30/08 and 16,873,094 at 12/31/07	1,700	1,687
Additional paid-in capital	296,477	291,616
Retained earnings	396,756	355,084
Treasury stock, at cost (224,754 shares at 9/30/08)	(11,540)	—
Accumulated other comprehensive income (loss)	(27,832)	13,719

Total stockholders’ equity	655,561	662,106

Total liabilities and stockholders’ equity	$3,340,584	$3,143,771

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)

Gross written premium	$252,943	$245,961

Revenues:
Net written premium	$140,318	$159,102
Decrease (increase) in unearned premium	13,722	(3,064)

Net earned premium	154,040	156,038
Commission income	8	117
Net investment income	19,322	17,930
Net realized capital (losses)	(5,516)	(66)
Other income (expense)	(119)	298

Total revenues	167,735	174,317

Operating expenses:
Net losses and loss adjustment expenses incurred	113,269	88,019
Commission expense	22,357	19,676
Other operating expenses	30,601	27,902
Interest expense	2,218	2,216

Total operating expenses	168,445	137,813

Income (loss) before income tax expense	(710)	36,504

Income tax expense (benefit):
Current	2,069	11,520
Deferred	(3,780)	(49)

Total income tax expense (benefit)	(1,711)	11,471

Net income	$1,001	$25,033

Net income per common share:
Basic	$0.06	$1.49
Diluted	$0.06	$1.47

Average common shares outstanding:
Basic	16,772	16,843
Diluted	16,927	16,996
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)

Gross written premium	$819,302	$823,371

Revenues:
Net written premium	$502,327	$493,471
(Increase) in unearned premium	(29,844)	(52,770)

Net earned premium	472,483	440,701
Commission income	736	1,011
Net investment income	56,891	51,476
Net realized capital gains (losses)	(13,568)	975
Other income (expense)	902	(26)

Total revenues	517,444	494,137

Operating expenses:
Net losses and loss adjustment expenses incurred	293,578	248,950
Commission expense	66,795	54,425
Other operating expenses	93,594	82,799
Interest expense	6,652	6,646

Total operating expenses	460,619	392,820

Income before income tax expense	56,825	101,317

Income tax expense (benefit):
Current	24,531	34,301
Deferred	(9,378)	(2,064)

Total income tax expense	15,153	32,237

Net income	$41,672	$69,080

Net income per common share:
Basic	$2.48	$4.11
Diluted	$2.45	$4.07

Average common shares outstanding:
Basic	16,802	16,796
Diluted	16,980	16,967
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,687	$1,674
Shares issued under stock plans	13	12

Balance at end of period	$1,700	$1,686

Additional paid-in capital
Balance at beginning of year	$291,616	$286,732
Shares issued under stock plans	4,861	4,223

Balance at end of period	$296,477	$290,955

Retained earnings
Balance at beginning of year	$355,084	$259,464
Net income	41,672	69,080

Balance at end of period	$396,756	$328,544

Treasury stock, at cost
Balance at beginning of year	$—	$—
Treasury stock acquired	(11,540)	—

Balance at end of period	$(11,540)	$—

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$10,186	$849
Change in period	(43,423)	686

Balance at end of period	(33,237)	1,535

Cumulative translation adjustments, net of tax
Balance at beginning of year	3,533	2,624
Net adjustment for period	1,872	1,132

Balance at end of period	5,405	3,756

Balance at end of period	$(27,832)	$5,291

Total stockholders’ equity at end of period	$655,561	$626,476

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)

Net income	$1,001	$25,033

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of ($11,938) and $6,446 in 2008 and 2007, respectively(1)	(23,025)	12,154
Change in foreign currency translation gains, net of tax expense of $958 and $178 in 2008 and 2007, respectively	1,779	331

Other comprehensive income (loss)	(21,246)	12,485

Comprehensive income (loss)	$(20,245)	$37,518

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$(26,609)	$12,105
Less: reclassification adjustment for net realized capital (losses) included in net income	(3,584)	(49)

Change in net unrealized gains (losses) on securities	$(23,025)	$12,154

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)

Net income	$41,672	$69,080

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of ($22,680) and $311 in 2008 and 2007, respectively(1)	(43,423)	686
Change in foreign currency translation gains, net of tax expense of $1,008 and $610 in 2008 and 2007, respectively	1,872	1,132

Other comprehensive income (loss)	(41,551)	1,818

Comprehensive income	$121	$70,898

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$(52,242)	$1,312
Less: reclassification adjustment for net realized capital gains (losses) included in net income	(8,819)	626

Change in net unrealized gains (losses) on securities	$(43,423)	$686

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
Operating activities:
Net income	$41,672	$69,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	3,667	2,532
Net deferred income tax (benefit)	(9,378)	(2,064)
Net realized capital (gains) losses	13,568	(975)
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and LAE	(35,844)	111,379
Reserve for losses and LAE	211,119	19,306
Prepaid reinsurance premiums	(1,732)	(12,558)
Unearned premium	31,400	63,504
Premiums in course of collection	(12,132)	(19,151)
Commissions receivable	2,221	1,247
Deferred policy acquisition costs	(720)	(12,052)
Accrued investment income	(1,570)	(2,650)
Reinsurance balances payable	(11,266)	(18,297)
Federal income tax	(2,122)	3,193
Other	(12,518)	28,842

Net cash provided by operating activities	216,365	231,336

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	104,863	127,639
Sales	133,752	136,046
Purchases	(398,972)	(455,845)
Equity securities, available-for-sale
Sales	18,514	17,436
Purchases	(38,556)	(41,294)
Change in payable for securities	2,643	27,176
Net change in short-term investments	(10,301)	(34,867)
Purchase of property and equipment	(2,900)	(7,149)

Net cash (used in) investing activities	(190,957)	(230,858)

Financing activities:
Purchase of treasury stock	(11,540)	—
Proceeds of stock issued from employee stock purchase plan	962	606
Proceeds of stock issued from exercise of stock options	1,412	1,406

Net cash provided by (used in) financing activities	(9,166)	2,012

Effect of exchange rate changes on foreign currency cash	—	12

Increase (decrease) in cash	16,242	2,502
Cash at beginning of year	7,056	2,404

Cash at end of period	$23,298	$4,906

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$23,985	$31,144
Interest paid	4,375	4,375
Issuance of stock to directors	200	181
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
Note 2. Reinsurance Ceded
The Company’s ceded earned premiums were $116.3 million and $102.1 million for the three months ended September 30, 2008 and 2007, respectively, and were $315.4 million and $316.1 million for the nine months ended September 30, 2008 and 2007, respectively. The Company’s ceded incurred losses were $145.7 million and $54.5 million for the three months ended September 30, 2008 and 2007, respectively, and were $227.6 million and $156.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Note 3. Segment Information
The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.
The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the wholly-owned underwriting agencies and the Parent Company’s expenses and related income tax amounts.
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

The Insurance Companies consist of Navigators Insurance Company, including its branch located in the United Kingdom (the “U.K. Branch”), and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued in the 2008 second quarter. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members. Navigators Management Company, Inc. (“NMC”) is a wholly-owned underwriting management company which produces, manages and underwrites insurance and reinsurance for the Company. During the 2008 second quarter, Navigators California Insurance Services, Inc. and Navigators Special Risk, Inc., also wholly-owned underwriting management companies, were merged into NMC.
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

Financial data by segment for the three and nine months ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$182,133	$70,810		$252,943
Net written premium	106,133	34,185		140,318

Net earned premium	112,447	41,593		154,040
Net losses and LAE	(78,346)	(34,923)		(113,269)
Commission expense	(13,823)	(8,534)		(22,357)
Other operating expenses	(22,802)	(7,799)		(30,601)
Commission income and other income (expense)	279	(390)		(111)

Underwriting (loss)	(2,245)	(10,053)		(12,298)

Net investment income	15,973	3,074	$275	19,322
Net realized capital gains (losses)	(5,207)	(309)	—	(5,516)
Interest expense	—	—	(2,218)	(2,218)

Income (loss) before income taxes	8,521	(7,288)	(1,943)	(710)

Income tax expense (benefit)	1,458	(2,489)	(680)	(1,711)

Net income (loss)	$7,063	$(4,799)	$(1,263)	$1,001

Identifiable assets (1)	$2,437,909	$808,768	$71,608	$3,340,584

Loss and LAE ratio	69.7%	84.0%		73.5%
Commission expense ratio	12.3%	20.5%		14.5%
Other operating expense ratio (2)	20.0%	19.7%		19.9%

Combined ratio	102.0%	124.2%		107.9%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended September 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$69,796	$52,718	$122,514
Specialty	77,427	—	77,427
Professional Liability	25,706	10,307	36,013
Middle Markets	7,727	—	7,727
Property/Other	1,477	7,785	9,262

Total	$182,133	$70,810	$252,943

Net written premium:
Marine & Energy	$32,643	$25,459	$58,102
Specialty	52,094	—	52,094
Professional Liability	15,019	6,055	21,074
Middle Markets	5,216	—	5,216
Property/Other	1,161	2,671	3,832

Total	$106,133	$34,185	$140,318

Net earned premium:
Marine & Energy	$36,203	$33,185	$69,388
Specialty	55,309	—	55,309
Professional Liability	14,616	5,111	19,727
Middle Markets	4,488	—	4,488
Property/Other	1,831	3,297	5,128

Total	$112,447	$41,593	$154,040

	Three Months Ended September 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$178,058	$67,903		$245,961
Net written premium	109,677	49,425		159,102

Net earned premium	109,060	46,978		156,038
Net losses and LAE	(59,816)	(28,203)		(88,019)
Commission expense	(13,086)	(6,590)		(19,676)
Other operating expenses	(21,157)	(6,745)		(27,902)
Commission income and other income (expense)	304	111		415

Underwriting profit	15,305	5,551		20,856

Net investment income	14,816	2,609	$505	17,930
Net realized capital gains (losses)	41	(107)	—	(66)
Interest expense	—	—	(2,216)	(2,216)

Income (loss) before income taxes	30,162	8,053	(1,711)	36,504

Income tax expense (benefit)	9,193	2,877	(599)	11,471

Net income (loss)	$20,969	$5,176	$(1,112)	$25,033

Identifiable assets (1)	$2,292,811	$793,661	$65,950	$3,174,992

Loss and LAE ratio	54.8%	60.0%		56.4%
Commission expense ratio	12.0%	14.0%		12.6%
Other operating expense ratio (2)	19.1%	14.1%		17.6%

Combined ratio	85.9%	88.1%		86.6%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended September 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$56,630	$50,060	$106,690
Specialty	87,985	—	87,985
Professional Liability	24,546	9,639	34,185
Middle Markets	7,642	—	7,642
Property/Other	1,255	8,204	9,459

Total	$178,058	$67,903	$245,961

Net written premium:
Marine & Energy	$25,606	$37,373	$62,979
Specialty	62,905	—	62,905
Professional Liability	14,447	8,692	23,139
Middle Markets	5,536	—	5,536
Property/Other	1,183	3,360	4,543

Total	$109,677	$49,425	$159,102

Net earned premium:
Marine & Energy	$30,204	$41,607	$71,811
Specialty	58,321	—	58,321
Professional Liability	14,184	4,587	18,771
Middle Markets	4,475	—	4,475
Property/Other	1,876	784	2,660

Total	$109,060	$46,978	$156,038

	Nine Months Ended September 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$571,685	$247,617		$819,302
Net written premium	358,625	143,702		502,327

Net earned premium	342,127	130,356		472,483
Net losses and LAE	(207,927)	(85,651)		(293,578)
Commission expense	(41,494)	(25,301)		(66,795)
Other operating expenses	(69,502)	(24,092)		(93,594)
Commission income and other income (expense)	2,053	(415)		1,638

Underwriting profit	25,257	(5,103)		20,154

Net investment income	47,031	8,927	$933	56,891
Net realized capital gains (losses)	(13,362)	(206)	—	(13,568)
Interest expense	—	—	(6,652)	(6,652)

Income (loss) before income taxes	58,926	3,618	(5,719)	56,825

Income tax expense (benefit)	15,767	1,388	(2,002)	15,153

Net income (loss)	$43,159	$2,230	$(3,717)	$41,672

Identifiable assets (1)	$2,437,909	$808,768	$71,608	$3,340,584

Loss and LAE ratio	60.8%	65.7%		62.1%
Commission expense ratio	12.1%	19.4%		14.1%
Other operating expense ratio (2)	19.7%	18.8%		19.5%

Combined ratio	92.6%	103.9%		95.7%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Nine Months Ended September 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$230,327	$187,543	$417,870
Specialty	240,322	—	240,322
Professional Liability	71,430	29,376	100,806
Middle Markets	23,485	—	23,485
Property/Other	6,121	30,698	36,819

Total	$571,685	$247,617	$819,302

Net written premium:
Marine & Energy	$127,437	$116,258	$243,695
Specialty	164,036	—	164,036
Professional Liability	42,658	17,928	60,586
Middle Markets	18,994	—	18,994
Property/Other	5,500	9,516	15,016

Total	$358,625	$143,702	$502,327

Net earned premium:
Marine & Energy	$105,885	$104,280	$210,165
Specialty	168,552	—	168,552
Professional Liability	43,077	16,211	59,288
Middle Markets	16,921	—	16,921
Property/Other	7,692	9,865	17,557

Total	$342,127	$130,356	$472,483

	Nine Months Ended September 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$585,492	$237,879		$823,371
Net written premium	355,798	137,673		493,471

Net earned premium	320,607	120,094		440,701
Net losses and LAE	(184,881)	(64,069)		(248,950)
Commission expense	(38,072)	(16,353)		(54,425)
Other operating expenses	(60,983)	(21,816)		(82,799)
Commission income and other income (expense)	889	96		985

Underwriting profit	37,560	17,952		55,512

Net investment income	42,910	7,167	$1,399	51,476
Net realized capital gains (losses)	1,118	(143)	—	975
Interest expense	—	—	(6,646)	(6,646)

Income (loss) before income taxes	81,588	24,976	(5,247)	101,317

Income tax expense (benefit)	25,267	8,806	(1,836)	32,237

Net income (loss)	$56,321	$16,170	$(3,411)	$69,080

Identifiable assets (1)	$2,292,811	$793,661	$65,950	$3,174,992

Loss and LAE ratio	57.7%	53.3%		56.5%
Commission expense ratio	11.9%	13.6%		12.3%
Other operating expense ratio (2)	18.7%	18.1%		18.6%

Combined ratio	88.3%	85.0%		87.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Nine Months Ended September 30, 2007
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$214,086	$183,661	$397,747
Specialty	268,800	—	268,800
Professional Liability	69,379	25,651	95,030
Middle Markets	20,583	—	20,583
Property/Other	12,644	28,567	41,211

Total	$585,492	$237,879	$823,371

Net written premium:
Marine & Energy	$108,570	$109,899	$218,469
Specialty	179,980	—	179,980
Professional Liability	41,406	18,201	59,607
Middle Markets	14,129	—	14,129
Property/Other	11,713	9,573	21,286

Total	$355,798	$137,673	$493,471

Net earned premium:
Marine & Energy	$97,699	$103,953	$201,652
Specialty	161,742	—	161,742
Professional Liability	40,555	9,498	50,053
Middle Markets	13,584	—	13,584
Property/Other	7,027	6,643	13,670

Total	$320,607	$120,094	$440,701

The Insurance Companies’ net earned premium includes $14.2 million and $12.6 million of net earned premium from the U.K. Branch for the three months ended September 30, 2008 and 2007, respectively, and $45.3 million and $45.0 million of net earned premium from the U.K. Branch for the nine months ended September 30, 2008 and 2007, respectively. The 2008 U.K. Branch figures are net of $5.1 million of reinstatement premiums related to Hurricanes Gustav and Ike.
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

Note 5. Stock-Based Compensation
Stock-based compensation is expensed as stock awards granted under the Company’s stock plans vest, with the expense being included in other operating expenses for the periods indicated. The amounts charged to expense for stock-based compensation were $2.3 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and $6.7 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively.
The Company expensed $62,000 and $45,000 for the three months ended September 30, 2008 and 2007, respectively, and $155,000 and $115,000 for the nine months ended September 30, 2008 and 2007, respectively, for costs related to its Employee Stock Purchase Plan.
In addition, $50,000 was expensed in each of the three month periods ended September 30, 2008 and 2007 and $150,000 was expensed in each of the nine month periods ended September 30, 2008 and 2007 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.
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
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its financial condition or results of operations.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 enhances the current disclosure framework in SFAS 133 and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its financial condition or results of operations.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes the preparers’ responsibilities for selecting the accounting principles for their financial statements. The Company does not expect the adoption of SFAS 162 to have a material effect on its financial condition or results of operations.

Note 7. Syndicate 1221
We record Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Our participation in Syndicate 1221 is represented by and recorded as our proportionate share of the underlying assets and liabilities and results of operations of the syndicate, since (a) we hold an undivided interest in each asset, (b) we are proportionately liable for each liability and (c) Syndicate 1221 is not a separate legal entity.
Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.
Syndicate 1221’s stamp capacity is £123.0 million ($239.5 million) for the 2008 underwriting year compared to £140.0 million ($278.2 million) for the 2007 underwriting year. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2008 and 2007 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
The Company provides letters of credit to Lloyd’s to support its Syndicate 1221 capacity. If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional letters of credit or other collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks that expires March 31, 2009. If the banks decide not to renew the credit facility, the Company will need to find other sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The bank facility is collateralized by all of the common stock of Navigators Insurance Company.
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
A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. The Company had no unrecognized tax benefits at either September 30, 2008 or September 30, 2007 and does not anticipate any significant unrecognized tax benefits within the next twelve months. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2005 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three or nine month periods ended September 30, 2008 and 2007.

The Company recorded an income tax benefit of $1.7 million for the 2008 third quarter compared to income tax expense of $11.5 million for the 2007 third quarter, resulting in effective tax rates of 240.7% and 31.4%, respectively. The unusual effective tax rate in the 2008 third quarter resulted from a small pretax loss and a larger taxable loss resulting primarily from tax-exempt investment income. The income tax expense was $15.2 million and $32.2 million for the 2008 and 2007 nine month periods, respectively, resulting in effective tax rates of 26.7% and 31.8%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 25.8% for the 2008 nine month period compared to 28.0% for the same period in 2007. As of September 30, 2008 and December 31, 2007, the net deferred Federal, foreign, state and local tax assets were $60.2 million and $29.2 million, respectively.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $7.3 million and $6.3 million at September 30, 2008 and December 31, 2007, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.1 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at September 30, 2008 expire in 2025.
Note 9. Commitments and Contingencies
(a) The Company is not a party to, or the subject of, any material pending legal proceedings that depart from the routine litigation incidental to the kinds of business it conducts.
(b) Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £123.0 million, the September 30, 2008 exchange rate of £1 equals $1.78 and assuming the maximum 3% assessment, the Company would be assessed approximately $6.6 million.
Note 10. Senior Notes due May 1, 2016
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.2 million for both of the three month periods ended September 30, 2008 and 2007 and $6.7 million and $6.6 million for the nine month periods ended September 30, 2008 and 2007, respectively. The fair value of the Senior Notes, based on quoted market prices, was $117.0 million and $126.7 million at September 30, 2008 and December 31, 2007, respectively.
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of September 30, 2008, the Company was in compliance with all such covenants.

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
The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at September 30, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$246,320	$1,378,757	$609	$1,625,686
Equities securities	68,637	—	—	68,637
Short-term investments	49,436	129,133	—	178,569

Total	$364,393	$1,507,890	$609	$1,872,892

The securities classified as Level 3 in the above table consist of structured securities rated “AAA” by Standard and Poor’s (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”), with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2008:

Three Months Ended
September 30, 2008
($ in thousands)

Level 3 investments as of July 1, 2008	$986
Unrealized net gains included in other comprehensive income (loss)	—
Purchases, sales, paydowns and amortization	(57)
Transfer from Level 3	(650)
Transfer to Level 3	330

Level 3 investments as of September 30, 2008	$609

Nine Months Ended
September 30, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	(1)
Purchases, sales, paydowns and amortization	(344)
Transfer from Level 3	(1,979)
Transfer to Level 3	330

Level 3 investments as of September 30, 2008	$609

The $0.3 million transfer into level 3 resulted from one security being priced with unobservable inputs that was previously in level 2 priced using observable inputs.
The 2008 third quarter and nine month period net realized capital losses include impairments of $4.7 million and $13.2 million, respectively, for declines in the market value of equity securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. In light of the declines in the fair value of these securities and the related economic circumstances causing such declines, the Company believes that their fair value will not recover in the foreseeable future.
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
FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP FAS 157-2 to have a material effect on its financial condition or results of operations.
In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active, with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends SFAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of SFAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the 2008 third quarter did not have a material effect on the Company’s financial condition or results of operations.

Note 12. Share Repurchases
In October 2007 the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. There were no purchases made in the 2007 fourth quarter. During the first nine months of 2008, the Parent Company purchased 224,754 shares of its common stock in the open market at an average cost of $51.34 per share for a total of $11.5 million. There is $18.5 million remaining to be used in the stock repurchase program.
Note 13. Subsequent Event
The unrealized losses in the Company’s investment portfolio increased by $26.9 million as of October 24, 2008 compared to September 30, 2008 resulting from continuing deterioration of market and economic conditions. While management will continue to analyze the unrealized position and consider tax planning strategies, there may be the need to record additional impairments against investments and possibly valuation allowances against the related deferred tax asset relating to such unrealized losses at December 31, 2008.
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
•
risk that the bank consortium does not renew the credit facility, which would cause us to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221;

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
•
weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers, including, without limitation, the impact of Hurricanes Katrina, Rita, and Wilma in 2005 and Hurricanes Gustav and Ike in 2008 and the possibility that our estimates of losses from such hurricanes will prove to be materially inaccurate;

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

We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes our U.K. Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business, professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The European property business written by the Lloyd’s Operations and the U.K. Branch beginning in 2006 was discontinued during the 2008 second quarter. We participate in the capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). During the 2008 second quarter the Company closed two small underwriting agencies in Manchester and Basingstoke, England. The discontinuance of the European property business and the closing of the underwriting agencies did not have any significant effect on the Company’s financial condition or results of operations. In July 2008, the Company opened an underwriting office in Stockholm, Sweden to write professional liability business. In September 2008, Syndicate 1221 began to underwrite insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd. The Company’s focus in China is on opportunities in professional and general liability lines of business.
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
The discussions that follow include tables that contain both our consolidated and segment operating results for the three and nine month periods ended September 30, 2008 and 2007. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Although not a financial measure, management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as workers compensation insurance and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull, which provides coverage for physical damage to, for example, highly valued cruise ships, and directors and officers liability insurance (“D&O”), which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

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
From 2003 through 2006, we experienced generally beneficial market changes in our lines of business. As a result of several large industry losses in the second quarter of 2001, the marine insurance market began to experience diminished capacity and rate increases, initially in the offshore energy line of business. The marine rate increases began to level off in 2004 and into 2005. As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions have returned as available capacity has increased. The average renewal premium rates for our Insurance Companies’ marine business decreased approximately 2.5% and 2.6% for the 2008 third quarter and nine month period, respectively, including offshore energy average renewal premium rates which decreased approximately 9.1% and 11.1% for the 2008 third quarter and nine month period, respectively. The average renewal premium rates for our Lloyd’s Operations marine business decreased approximately 4.3% and 4.9% for the 2008 third quarter and nine month period, respectively, including offshore energy average renewal premium rates which decreased approximately 10.5% and 12.1% for the 2008 third quarter and nine month period, respectively.
Specialty liability losses in 2001 to 2003, particularly for the contractors liability business, also resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market resulting in average renewal premium rate increases of approximately 13.5% in 2004 and 49.1% in 2003. This was followed by a slight decline in rates of approximately 1.0% in 2005. The 2006 year average renewal premium rates for the contractors liability business declined approximately 5.6%, primarily due to additional competition in the marketplace. This decline continued into 2007 with average renewal premium rates declining approximately 10.7%. The average renewal premium rates for the contractors liability business declined approximately 13.5% and 12.9% in the 2008 third quarter and nine month period, respectively. We expect competitive conditions to continue during 2008 resulting in continuing declines in pricing for contractors liability and excess liability business.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Professional liability average renewal premium rates decreased approximately 6.6% in 2007 compared to relatively level average renewal premium rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial average renewal premium rate increases in 2003 and 2002, particularly for D&O insurance. The 2007 D&O insurance average renewal premium rates decreased approximately 7.9% following decreases of approximately 1.7% in 2006, 2.3% in 2005 and 9.5% in 2004. The average renewal premium rates for the professional liability business declined approximately 7.3% and 4.4% in the 2008 third quarter and nine month period, respectively, including D&O insurance average renewal premium rates which declined approximately 7.1% and 8.3% for the 2008 third quarter and nine month period, respectively.

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
The Company has significant catastrophe exposures throughout the world. The largest catastrophe exposure results from potential hurricane damage to offshore energy risks in the Gulf of Mexico. Based on an assessment made through the end of the 2008 third quarter and taking into account the 2008 reinsurance structure, the Company believes that its estimated probable maximum pre-tax gross and net loss exposure in a so-called or theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico would be approximately $235 million and $34 million, respectively, including the cost of reinsurance reinstatement premiums. There are a number of significant assumptions and related variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.
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
Written and Unearned Premium. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents and brokers but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Reinsurance reinstatement premium is earned in the period in which the event occurred which created the need to record the reinstatement premium.
Substantially all of our business is placed through agents and brokers. Since the vast majority of the Company’s gross written premium is primary or direct as opposed to assumed, the delays in reporting assumed premium generally do not have a significant effect on the Company’s financial statements, as we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro rata over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.
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

Impairment of Invested Assets. Impairment of invested assets results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in market value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.
Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.
Accounting for Lloyd’s Results. We record Syndicate 1221’s assets, liabilities, revenues and expenses after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the expected ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of syndicate accounts, including forecasts of expected ultimate losses provided by the syndicate. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”). The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss.
Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation, issued by the FASB. Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income on the Company’s balance sheet. Statement of income amounts expressed in functional currencies are translated using average exchange rates. Realized gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company’s Consolidated Statements of Income.

Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine month periods ended September 30, 2008 and 2007. Earnings per share data is presented on a per diluted share basis.
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
Net income for the three months ended September 30, 2008 was $1.0 million or $0.06 per share compared to $25.0 million or $1.47 per share for the three months ended September 30, 2007. Included in these results were net realized capital losses of $0.21 per share and net realized capital gains of $0.00 per share for the three months ended September 30, 2008 and 2007, respectively. The 2008 third quarter’s net realized capital losses include impairments of $4.7 million for declines in the market value of securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. In light of the declines in the fair value of these securities and the related economic circumstances causing such declines, the Company believes that their fair value will not recover in the foreseeable future. The after-tax loss of such impairments was $3.1 million or $0.18 per share. Recording realized capital losses on such securities has no impact on the Company’s stockholders’ equity or book value per share since unrealized gains and losses on the investment portfolio are a component of accumulated other comprehensive income (loss).
Net income for the nine months ended September 30, 2008 was $41.7 million or $2.45 per share compared to $69.1 million or $4.07 per share for the nine months ended September 30, 2007. Included in these results were net realized capital losses of $0.52 per share and net realized capital gains of $0.04 per share for the nine months ended September 30, 2008 and 2007, respectively. The 2008 nine month period’s net realized capital losses include impairments of $13.2 million for declines in the market value of securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. The after-tax loss of such impairments was $8.6 million or $0.51 per share.
Net income for the 2008 third quarter and nine month period was reduced by $18.3 million, or $1.08 per share as a result of the losses caused by Hurricanes Gustav and Ike in September 2008.
The combined ratios, which consist of the sum of the loss and LAE ratio and the expense ratio for each period, for the 2008 third quarter and nine month period were 107.9% and 95.7%, respectively, compared to 86.6% and 87.4% for the comparable periods in 2007. The combined ratios for the 2008 third quarter and nine month period were reduced by 5.2 and 6.8 loss ratio points, respectively, for net loss reserve redundancies of $8.0 million and $32.3 million, respectively, relating to prior years. The combined ratios for the 2007 third quarter and nine month period were reduced by 7.8 and 6.7 loss ratio points, respectively, for net loss reserve redundancies of $12.2 million and $29.6 million, respectively, relating to prior years. The net paid loss and LAE ratios for the 2008 third quarter and nine month period were 38.4% and 33.5%, respectively, compared to 29.6% and 31.1% for the comparable periods in 2007.

The 2008 third quarter and nine month period loss ratios included 17.4 and 5.7 loss ratio points, respectively, in the aggregate, for losses related to Hurricanes Gustav and Ike in the Insurance Companies and Lloyd’s Operations marine and energy lines of business. Hurricanes Gustav and Ike occurred in the 2008 third quarter and caused losses to marine and energy risks in the Gulf of Mexico and surrounding areas.
The 2007 third quarter and nine month period included incurred losses of $2.0 million or 1.3 loss ratio points and $5.6 million or 1.3 loss ratio points for U.K. flood losses. Approximately $4.0 million was recorded for property losses and $1.6 million for cargo losses for the two events that occurred in the 2007 second and third quarters.
Cash flow from operations was $216.4 million for the 2008 nine month period compared to $231.3 million for the comparable period in 2007. The positive cash flow contributed to the growth in invested assets and net investment income.
Consolidated stockholders’ equity decreased 0.9% to $655.6 million or $39.07 per share at September 30, 2008 compared to $662.1 million or $39.24 per share at December 31, 2007. The decrease was due to unrealized investment portfolio losses and treasury stock purchases, partially offset by net income.
Revenues. Gross written premium was $252.9 million and $819.3 million in the 2008 third quarter and nine month period, respectively, compared to $246.0 million and $823.4 million in the 2007 comparable periods, respectively. The increase in the 2008 third quarter gross written premium compared to 2007 generally reflects a combination of selective business expansion in new and existing lines of business, mostly offset by the effect of premium rate changes on renewal policies on certain lines of business and lost or cancelled business.
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

The following tables set forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended September 30,
	2008				2007
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$69,796	27.6%	$32,643	$36,203	$56,630	23.0%	$25,606	$30,204

Specialty	77,427	30.6%	52,094	55,309	87,985	35.8%	62,905	58,321

Professional Liability	25,706	10.2%	15,019	14,616	24,546	10.0%	14,447	14,184

Middle Markets	7,727	3.1%	5,216	4,488	7,642	3.1%	5,536	4,475

Property/Other	1,477	0.5%	1,161	1,831	1,255	0.5%	1,183	1,876

Insurance Companies Total	182,133	72.0%	106,133	112,447	178,058	72.4%	109,677	109,060

Lloyd’s Operations:

Marine	52,718	20.8%	25,459	33,185	50,060	20.4%	37,373	41,607

Professional Liability	10,307	4.1%	6,055	5,111	9,639	3.9%	8,692	4,587

Other	7,785	3.1%	2,671	3,297	8,204	3.3%	3,360	784

Lloyd’s Operations Total	70,810	28.0%	34,185	41,593	67,903	27.6%	49,425	46,978

Total	$252,943	100.0%	$140,318	$154,040	$245,961	100.0%	$159,102	$156,038

	Nine Months Ended September 30,
	2008				2007
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)
Insurance Companies:

Marine	$230,327	28.1%	$127,437	$105,885	$214,086	26.0%	$108,570	$97,699

Specialty	240,322	29.3%	164,036	168,552	268,800	32.7%	179,980	161,742

Professional Liability	71,430	8.7%	42,658	43,077	69,379	8.4%	41,406	40,555

Middle Markets	23,485	2.9%	18,994	16,921	20,583	2.5%	14,129	13,584

Other	6,121	0.8%	5,500	7,692	12,644	1.5%	11,713	7,027

Insurance Companies Total	571,685	69.8%	358,625	342,127	585,492	71.1%	355,798	320,607

Lloyd’s Operations:

Marine	187,543	22.9%	116,258	104,280	183,661	22.3%	109,899	103,953

Professional Liability	29,376	3.6%	17,928	16,211	25,651	3.1%	18,201	9,498

Other	30,698	3.7%	9,516	9,865	28,567	3.5%	9,573	6,643

Lloyd’s Operations Total	247,617	30.2%	143,702	130,356	237,879	28.9%	137,673	120,094

Total	$819,302	100.0%	$502,327	$472,483	$823,371	100.0%	$493,471	$440,701

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for the first nine months of 2008 and 2007 consisted of the following:

	2008	2007

Marine liability	28.0%	30.0%
Offshore energy	17.9%	20.0%
Cargo	10.9%	9.2%
P&I	9.9%	10.1%
Transport	8.0%	7.1%
Inland marine	7.4%	4.1%
Other	6.8%	6.6%
Bluewater hull	6.0%	7.5%
Craft/Fishing vessel	5.1%	5.4%

Total	100.0%	100.0%

The marine gross written premium for the 2008 third quarter and nine month period increased 23.2% and 7.6%, respectively, compared to the same periods in 2007. The average renewal premium rates for the 2008 third quarter and nine month period decreased 2.5% and 2.6%, respectively, reflecting competitive market conditions. The recent insurance industry dislocations and storm losses are expected to impact the market, but we are currently unsure what the effect may be.
Specialty Premium. The gross written premium for the first nine months of 2008 and 2007 consisted of the following:

	2008	2007

Construction liability	48.3%	51.6%
Commercial umbrella	19.4%	16.7%
Programs	14.6%	11.0%
Primary E&S	12.1%	12.4%
Personal umbrella	2.8%	2.7%
Liquor liability	2.0%	1.2%
Monarch PAF	0.5%	0.5%
Life sciences	0.3%	0.0%
Other	0.0%	3.9%

Total	100.0%	100.0%

The specialty gross written premium for the 2008 third quarter and nine month period decreased 12.0% and 10.6%, respectively, compared to the same periods in 2007, due primarily to weakening economic conditions that have reduced demand for contractors liability insurance. The average renewal premium rates for the contractors liability business decreased approximately 13.5% and 12.9% for the 2008 third quarter and nine month period, respectively.  The recent premium rate decreases for the contractors liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue for the remainder of 2008.

Professional Liability Premium. The gross written premium for the first nine months of 2008 and 2007 consisted of the following:

	2008	2007

D&O (public and private)	65.2%	66.6%
Lawyers and other professionals	28.9%	26.0%
Architects and engineers	5.9%	7.4%

Total	100.0%	100.0%

The professional liability gross written premium for the 2008 third quarter and nine month period increased 4.7% and 3.0%, respectively, compared to the same periods in 2007. The average renewal premium rates for the professional liability business decreased by approximately 7.3% and 4.4% in the 2008 third quarter and nine month period, respectively. The recent insurance industry dislocations are expected to impact the market, but we are currently unsure what the effect may be.
Middle Markets Premium. Middle markets premium consists of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses engaged in contracting, light manufacturing, garage services, hospitality and real estate.
The gross written premium for the first nine months of 2008 and 2007 consisted of the following:

	2008	2007

General liability	45.2%	53.4%
Commercial automobile liability	42.0%	33.6%
Property	12.8%	13.0%

Total	100.0%	100.0%

Despite the softening market conditions, the gross written premium increased 1.1% and 14.1% for the 2008 third quarter and nine month period, respectively, compared to the same periods in 2007, due to geographic and product diversification.
Property/Other Premium. Property/Other premium includes European property business written by the U.K. Branch beginning in 2006 and run-off business. The European property business written by the U.K. Branch was discontinued in the 2008 second quarter. Such action did not have any material impact on the U.K. Branch.
Lloyd’s Operations’ Gross Written Premium
We have provided 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £123.0 million ($239.5 million) in 2008 compared to £140.0 million ($278.2 million) in 2007.
The Lloyd’s Operations gross written premium for the 2008 third quarter and nine month period increased 4.3% and 4.1%, respectively, compared to the same period in 2007, reflecting continued expansion in the professional liability book of business and increases in new business in the marine liability book, partially offset by weakening market conditions in the marine and energy business overall.

Marine Premium. The gross written premium for the first nine months of 2008 and 2007 consisted of the following:

	2008	2007

Cargo and specie	32.6%	35.2%
Marine liability	25.5%	20.6%
Offshore energy	23.4%	25.0%
Assumed reinsurance	7.8%	12.4%
Hull	7.5%	5.8%
Other	3.2%	1.0%

Total	100.0%	100.0%

The marine gross written premium for the 2008 third quarter and nine month period increased 5.3% and 2.1%, respectively, compared to the same periods in 2007. The average renewal premium rates decreased approximately 4.3% and 4.9% for the 2008 third quarter and nine month period, respectively. The recent insurance industry dislocations and storm losses are expected to impact the market, but we are currently unsure what the effect may be.
Professional Liability Premium. The gross written premium for the first nine months of 2008 and 2007 consisted of the following:

	2008	2007

E&O	66.2%	54.3%
D&O (public and private)	33.8%	45.7%

Total	100.0%	100.0%

The gross written premium for the 2008 third quarter and nine month period increased 6.9% and 14.5%, respectively, compared to the same periods in 2007 primarily due to an increase in errors and omissions liability insurance (“E&O”) premium.
Property/Other Premium. Property/Other premium consists of gross written premium for engineering and construction business, onshore energy business and European property business. The engineering and construction business provides coverage for construction projects including machinery, equipment and loss of use due to delays. The onshore energy business principally focuses on the oil and gas, chemical and petrochemical industries with coverages primarily for property damage and business interruption. The European property business was discontinued in the 2008 second quarter. Such action did not have a material impact on the Lloyd’s Operations.
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

The following tables set forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended September 30,
	2008		2007
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$37,153	53.2%	$31,024	54.8%
Specialty	25,333	32.7%	25,080	28.5%
Professional Liability	10,687	41.6%	10,099	41.1%
Middle Markets	2,511	32.5%	2,106	27.6%
Property/Other	316	21.4%	72	5.7%

Subtotal	76,000	41.7%	68,381	38.4%

Lloyd’s Operations:
Marine	27,259	51.7%	12,687	25.3%
Professional Liability	4,252	41.2%	947	9.8%
Property/Other	5,114	65.7%	4,844	59.0%

Subtotal	36,625	51.7%	18,478	27.2%

Total	$112,625	44.5%	$86,859	35.3%

	Nine Months Ended September 30,
	2008		2007
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$102,890	44.7%	$105,516	49.3%
Specialty	76,286	31.7%	88,820	33.0%
Professional Liability	28,772	40.3%	27,973	40.3%
Middle Markets	4,491	19.1%	6,454	31.4%
Property/Other	621	10.1%	931	7.4%

Subtotal	213,060	37.3%	229,694	39.2%

Lloyd’s Operations:
Marine	71,285	38.0%	73,762	40.2%
Professional Liability	11,448	39.0%	7,450	29.0%
Property/Other	21,182	69.0%	18,994	66.5%

Subtotal	103,915	42.0%	100,206	42.1%

Total	$316,975	38.7%	$329,900	40.1%

The percentages of total ceded written premium to gross written premium in the 2008 third quarter and nine month period were 44.5% and 38.7%, respectively, compared to the 2007 third quarter and nine month period ratios of 35.3% and 40.1%, respectively. The percentages of total ceded written premium to gross written premium in the 2008 third quarter and nine month period excluding the reinstatement premium related to Hurricanes Gustav and Ike were 39.6% and 37.2%, respectively. The changes in the percentages of ceded written premium to gross written premium for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was due to a combination of the following factors:
•
Reinstatement premium of $12.6 million related to Hurricanes Gustav and Ike recorded during the third quarter of 2008, consisting of $5.8 million and $6.8 million charged to the marine lines of the Insurance Companies and Lloyd’s Operations, respectively.

•
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

•	Restructuring of the marine quota share treaties for the Insurance Companies and the Lloyd’s Operations resulting in a large reduction in ceded premium.

•	An increased retention from $0.5 million to $1.0 million effective April 1, 2007 for the contractors liability business which reduced the amount of premium ceded.

•	A reduction of $1.4 million of ceded written premium in the 2008 second quarter as a result of the rescission of a reinsurer’s participation on an excess of loss treaty for middle markets business.

•	The elimination of a 5% reinsurer participation in our Syndicate 1221 2008 stamp capacity.

Net Written Premium. Net written premium decreased 11.8% and increased 1.8% in the 2008 third quarter and nine month period, respectively, compared to the same periods in 2007. Excluding the reinstatement premium related to Hurricanes Gustav and Ike, net written premium decreased 3.9% and increased 4.3% in the 2008 third quarter and nine month period, respectively. The nine month increase, excluding the hurricane reinstatements, is primarily due to retaining more of our business as discussed above.
Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, decreased 1.3% and increased 7.2% in the 2008 third quarter and nine month period, respectively, compared to the same periods in 2008, as a result of the changes in net written premium discussed above. Excluding the reinstatement premium related to Hurricanes Gustav and Ike, net earned premium increased 6.8% and increased 10.1% in the 2008 third quarter and nine month period.
Commission Income. Commission income from unaffiliated business decreased 93.2% and 27.2% in the 2008 third quarter and nine month period, respectively, compared to the same periods in 2007. Beginning with the 2006 underwriting year, there was no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.
Net Investment Income. Net investment income increased 7.8% and 10.5% in the 2008 third quarter and nine month period, respectively, compared to the same periods in 2007, due primarily to the increase in invested assets as a result of the positive cash flow from operations somewhat offset by a modest decline in the portfolio’s book yield.
Net Realized Capital Gains and Losses. Pre-tax net income included net realized capital losses of $5.5 million for the 2008 third quarter compared to net realized capital losses of $66,000 for the 2007 third quarter. On an after-tax basis, the 2008 third quarter net realized capital losses were $3.6 million or $0.21 per share compared to net realized capital losses of $49,000 or $0.00 per share for the 2007 third quarter. Pre-tax net income included net realized capital losses of $13.6 million for the first nine months of 2008 compared to net realized capital gains of $1.0 million for the first nine months of 2007. On an after-tax basis, the net realized capital losses were $8.8 million or $0.52 per share for the first nine months of 2008 compared to net realized capital gains of $0.6 million or $0.04 per share for the first nine months of 2007.
The 2008 third quarter and nine month period net realized capital losses include provisions of $4.7 million and $13.2 million, respectively, for declines in the market value of securities which were considered to be other than temporary. The after-tax effect of such provisions on the 2008 third quarter and nine month period was $3.1 million or $0.18 per share and $8.6 million or $0.51 per share, respectively.
Other Income/(Expense). Other income/(expense) for the third quarters and nine month periods of both 2008 and 2007 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and LAE incurred to net earned premium (loss ratios) for the 2008 and 2007 third quarters were 73.5% and 56.4%, respectively, and 62.1% and 56.5% for the first nine months of 2008 and 2007, respectively. The 2008 third quarter and nine month period loss ratios were unfavorably impacted by 14.9 and 4.8 loss ratio points, respectively, due to losses related to Hurricanes Gustav and Ike. The loss ratios for the third quarter of 2008 and 2007 were favorably impacted by 5.2 and 7.8 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves. The loss ratios for the nine months of 2008 and 2007 were favorably impacted by 6.8 and 6.7 loss ratio points, respectively, also resulting from a redundancy of prior year loss reserves.
The 2007 third quarter and nine month loss ratios both included 1.3 loss ratio points for U.K. flood losses in the Insurance Companies property line of business and the Lloyd’s Operations’marine line of business (principally cargo losses).

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
As illustrated in the following table, our overall reinsurance recoverable amounts for paid and unpaid losses have increased during the first nine months of 2008 as the Company recorded reinsurance recoverables for Hurricanes Gustav and Ike, while the reinsurance recoverable amounts for paid have declined as we collected loss payments for the 2005 Hurricanes Katrina and Rita:

	September 30,	December 31,
	2008	2007	Change
	($ in thousands)
Reinsurance recoverables:
Paid losses	$60,110	$94,818	$(34,708)
Unpaid losses and LAE reserves	865,288	801,461	63,827

Total	$925,398	$896,279	$29,119

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	September 30,	December 31,
	2008	2007	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,847,694	$1,648,764	12.1%
Less: Reinsurance recoverable on unpaid losses and LAE reserves	865,288	801,461	8.0%

Net loss and LAE reserves	$982,406	$847,303	15.9%

The following tables set forth our net reported loss and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled above) by segment and line of business as of the dates indicated:

	September 30, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$116,141	$118,442	$234,583	50.5%
Specialty
Construction Liability	42,028	223,057	265,085	84.1%
All other liability	25,165	84,820	109,985	77.1%

Total Specialty	67,193	307,877	375,070	82.1%

Professional Liability	23,457	58,701	82,158	71.4%
Middle Markets	12,784	11,988	24,772	48.4%
Property/Other	11,372	9,638	21,010	45.9%

Total Insurance Companies	230,947	506,646	737,593	68.7%

Lloyd’s Operations:
Marine	108,165	97,167	205,332	47.3%
Other	12,744	26,737	39,481	67.7%

Total Lloyd’s Operations	120,909	123,904	244,813	50.6%

Total Company	$351,856	$630,550	$982,406	64.2%

	December 31, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$93,467	$103,500	$196,967	52.5%
Specialty
Construction Liability	36,137	213,453	249,590	85.5%
All other liability	17,139	55,032	72,171	76.3%

Total Specialty	53,276	268,485	321,761	83.4%

Professional Liability	20,335	50,584	70,919	71.3%
Middle Markets	11,469	10,329	21,798	47.4%
Property/Other	12,790	11,446	24,236	47.2%

Total Insurance Companies	191,337	444,344	635,681	69.9%

Lloyd’s Operations:
Marine	89,957	93,069	183,026	50.9%
Other	7,485	21,111	28,596	73.8%

Total Lloyd’s Operations	97,442	114,180	211,622	54.0%

Total Company	$288,779	$558,524	$847,303	65.9%

At September 30, 2008, the IBNR loss reserve was $630.6 million or 64.2% of our total loss reserves compared to $558.5 million or 65.9% at December 31, 2007.
In addition to $15.5 million in additional net reserves for Hurricanes Gustav and Ike, the increase in net loss reserves in all active lines of business is generally a reflection of the growth in net premium volume over the last three years coupled with a changing mix of business to longer tail lines of business such as the specialty lines of business (construction defect, commercial excess, primary excess and personal umbrella), professional liability lines of business and marine liability and transport business in ocean marine. These products, which typically have a longer settlement period compared to the mix of business the Company has historically written, are becoming larger components of our overall business.
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
There are instances in which facts and circumstances require a deviation from the general process described above. Two such instances relate to the IBNR loss reserve processes for our hurricane losses (Rita, Katrina, Gustav, Ike) and our asbestos exposures, where extrapolation techniques are not applied, except in a limited way, given the unique nature of hurricane losses and limited population of marine excess policies with potential asbestos exposures. In such circumstances, inventories of the policy limits exposed to losses coupled with reported losses are analyzed and evaluated principally by claims personnel and underwriters to establish IBNR loss reserves.
Hurricanes Gustav and Ike. During the 2008 third quarter, the Company recorded gross and net loss estimates of $104.0 million and $15.5 million, respectively, exclusive of $12.6 million for the cost of excess of loss reinstatement premiums related to Hurricanes Gustav and Ike. The pre-tax net loss to the Company as the result of losses caused by Hurricanes Gustav and Ike of approximately $28.1 million, including $12.6 million of reinstatement costs, increased the Company’s 2008 third quarter and nine month period combined ratios by 17.4 and 5.7 ratio points, respectively.

The following table sets forth the impact of Hurricanes Gustav and Ike on the Company’s 2008 financial results:

	Hurricane	Hurricane
	Gustav	Ike	Total
	($ in thousands)
Reduction in net earned premiums for reinstatement costs	$1,072	$11,512	$12,584
Gross losses incurred	19,000	85,000	104,000
Reinsurance recoverable	9,000	79,500	88,500

Net losses incurred	10,000	5,500	15,500

Underwriting loss	$11,072	$17,012	$28,084

After-tax net loss	$7,197	$11,058	$18,255

Reduction in earnings per share	$0.43	$0.65	$1.08

Effect on 2008 third quarter combined ratio:
Loss and LAE ratio			14.9%
Expense ratio			2.5%

Combined ratio			17.4%

Effect on 2008 nine month period combined ratio:
Loss and LAE ratio			4.8%
Expense ratio			0.9%

Combined ratio			5.7%

Hurricanes Katrina and Rita. During the 2005 third quarter, the Company recorded gross and net loss estimates of $471.0 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums related to Hurricanes Katrina and Rita.

The following table sets forth the Company’s gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$141,831	$319,230
Incurred loss & LAE	125	(29,349)
Calendar year payments	24,213	148,050

Ending gross reserves	$117,743	$141,831

Gross case loss reserves	$73,148	$94,959
Gross IBNR loss reserves	44,595	46,872

Ending gross reserves	$117,743	$141,831

Net of Reinsurance
Beginning net reserves	$4,519	$10,003
Incurred loss & LAE	(476)	(1,909)
Calendar year payments	(271)	3,575

Ending net reserves	$4,314	$4,519

Net case loss reserves	$334	$646
Net IBNR loss reserves	3,980	3,873

Ending net reserves	$4,314	$4,519

Approximately $122.6 million and $167.7 million of paid and unpaid losses at September 30, 2008 and December 31, 2007, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.

Professional Liability Subprime Exposure. The following table sets forth reported claims and notices of potential claims, the average gross and net limits by policy and the average amount where our policy attaches related to subprime exposure for our professional liability business at September 30, 2008. The Company’s management believes that the reserves for losses and LAE are adequate to cover the ultimate costs for such loss contingencies related to subprime exposure for the professional liability business.

	Number	Average	Average	Average
	of	Gross	Net	Excess
	Claims (1)	Limit	Limit (2)	Attachment
		($ in thousands)
Primary:
D&O Securities/Other Claims	1	$1,000	$650	—

Excess:
D&O Securities Claims	4	7,500	4,500	$37,500
D&O Side A Securities Claims	2	5,000	3,500	137,500
Other Claims	2	10,000	5,500	35,000

Subtotal Excess/Average	8	7,500	4,500

Total	9	$6,778	$4,072

(1)
Claims are from professional liability policies written by the Insurance Companies. There are no reported claims or notices of potential claims reported for the Lloyd’s Operations. All policies are claims made. Defense costs are included within the limits of liability. There was one new claim/ notice of potential claim reported for the nine months ended September 30, 2008.

(2)	Amounts are net of reinsurance.
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
The reserves for asbestos exposures at September 30, 2008 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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
The following table sets forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$23,194	$37,171
Incurred losses & LAE	670	(780)
Calendar year payments	2,110	13,197

Ending gross reserves	$21,754	$23,194

Gross case loss reserves	$13,898	$16,014
Gross IBNR loss reserves	7,856	7,180

Ending gross reserves	$21,754	$23,194

Net of Reinsurance
Beginning net reserves	$16,717	$21,381
Incurred losses & LAE	587	1,779
Calendar year payments	643	6,443

Ending net reserves	$16,661	$16,717

Net case loss reserves	$9,010	$9,715
Net IBNR loss reserves	7,651	7,002

Ending net reserves	$16,661	$16,717

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
At September 30, 2008, the ceded asbestos paid and unpaid recoverables were $9.4 million compared to $10.5 million at December 31, 2007. Such recoverables increased as a result of an assumed loss portfolio transaction with a former pool member.
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

Prior period reserve redundancies of $8.0 million and $12.2 million, net of reinsurance, were recorded in the 2008 and 2007 third quarters, respectively, and $32.3 million and $29.6 million, net of reinsurance, were recorded in the 2008 and 2007 nine month periods, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.
The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended
	September 30,	September 30,
	2008	2007
	($ in thousands)

Insurance Companies:
Marine	$600	$(1,447)
Specialty	(4,000)	(5,288)
Professional Liability	(1,600)	(3,081)
Middle Markets	(300)	—
Property/Other	(300)	(1,164)

Subtotal Insurance Companies	(5,600)	(10,980)
Lloyd’s Operations	(2,420)	(1,187)

Total	$(8,020)	$(12,167)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	($ in thousands)

Insurance Companies:
Marine	$(5,379)	$(2,898)
Specialty	(14,436)	(11,466)
Professional Liability	(2,811)	(7,165)
Middle Markets	400	—
Property/Other	(3,526)	(642)

Subtotal Insurance Companies	(25,752)	(22,171)
Lloyd’s Operations	(6,528)	(7,413)

Total	$(32,280)	$(29,584)

Following is a discussion of relevant factors related to the $8.0 million prior period net reserve redundancy recorded in the 2008 third quarter:
The Insurance Companies recorded $0.6 million of prior period net reserve deficiencies for marine business which included $1.2 million for increased cargo reserves due to reported claims from 2006 and 2007, $2.0 million on 2006 and 2007 liability business due to large loss activity and a $0.7 million loss on a commutation with a reinsurer, partially offset by $1.2 million of savings from offshore energy business, $1.4 million for transport business across a number of years due to a reduction in the reporting pattern assumptions and $0.5 million in the protection and indemnity (“P&I”) line of business.

The Insurance Companies recorded $4.0 million of prior period net savings for specialty business comprised mostly of $2.8 million of net favorable development in construction liability business due to favorable loss trends for business written from 2002 to 2004, partially offset by unfavorable loss activity for construction business written in 2000 and prior, and $2.4 million of favorable development on commercial umbrella business on business written from 2004 to 2006 due to reported losses less than our expectations, partially offset by $0.2 million of adverse loss development across other lines.
The Insurance Companies recorded $1.6 million of net prior period savings for professional liability business mostly emanating from D&O business written in 2006 due to reported losses being less than expectations.
The Insurance Companies recorded prior period net savings of $0.3 million for Middle Markets due to loss reserve take downs and $0.3 million for run-off business related to an unanticipated reinsurance recovery.
The Lloyd’s Operations recorded $2.4 million of prior period net savings comprised of savings of $2.9 million for liability business due to favorable loss activity, $1.3 million in offshore energy resulting from a reserve study and $0.8 million for specie business, partially offset by deficiencies of $2.4 million in the cargo line due to higher reported loss activity and $0.2 million in both the transport and hull lines of business.
Following is a discussion of relevant factors related to the $10.6 million prior period net reserve redundancy recorded in the 2008 second quarter:
The Insurance Companies recorded $5.7 million of prior period net savings for marine business comprised of $0.5 million for reductions of cargo claims, $2.2 million on 2006 and 2007 liability business, $1.4 million for 2006 P&I business of which $0.6 million was due to case reserve reductions, $1.7 million due to reinsurance recoveries on balances previously written off for business written prior to 1998 partially offset by $0.1 million of net adverse loss development on other lines of business.
The Insurance Companies recorded $3.1 million of prior period net savings for specialty business comprised mostly of $7.4 million of net favorable development in construction liability business due to favorable loss trends for business written from 2001 to 2006, partially offset by approximately $0.7 million of unfavorable loss activity for construction business written in 1997 and 1998 and $3.6 million of adverse loss development from discontinued business.
The Insurance Companies recorded $0.9 million of net prior period savings for professional liability business mostly emanating from $0.3 million of favorable development on E&O business written for law firms, $0.2 million from D&O business and $0.4 million from U.K. solicitors business run-off.
The Insurance Companies recorded prior period net savings of $1.0 million for European property business due to loss reserve take downs and $0.4 million for run-off business mostly related to aviation and space business discontinued in 1999.
The Lloyd’s Operations recorded $1.1 million of prior period net reserve deficiencies comprised of $2.2 million for offshore energy losses (including $2.7 million for a 2005 loss less $0.5 million of savings in other energy losses) and $0.5 million for European property business written in 2006 and 2007, offset by $1.6 million of favorable development across other lines of business: liability ($0.6 million), assumed reinsurance ($0.6 million) and professional liability ($0.4 million).

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
The Insurance Companies recorded $7.3 million of prior period net savings for specialty business comprised of $8.9 million of favorable development in construction liability business due to favorable loss trends for business written from 2003 to 2006 and $2.3 million of favorable development for personal umbrella business written in 2007, partially offset by adverse loss development of $3.3 million from discontinued business and $0.6 million from program business written in 2007 and 2006.
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
The Lloyd’s Operations recorded $5.2 million of prior period net savings mostly emanating from refinements to the actuarial methodology employed to project ultimate loss estimates by line of business. The methodology employed in the 2008 first quarter separately determined ultimate losses on a gross and ceded basis to establish net IBNR estimates. The prior methodology used net loss amounts to determine such estimates. The net result of the 2008 first quarter analysis was to reduce ultimate loss estimates by approximately $9.7 million for short tail classes of business mostly related to 2005 and prior years (cargo $3.2 million, energy $4.6 million and reinsurance $2.1 million, partially offset by $0.2 million of loss development for other lines of business). Such prior year savings were offset by strengthening reserves of approximately $4.5 million for business written in 2007 and 2006 for liability business ($2.3 million) and energy business ($2.1 million) and various other classes of business ($0.1 million). Such strengthening has taken into effect the changes in the reinsurance program for increased net retentions that have occurred in 2007 and 2006 compared to prior years.
Our management believes that the estimates for the reserves for losses and LAE are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. However, it is possible that the ultimate liability may exceed or be less than such estimates. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified. We continue to review all of our loss reserves, including our asbestos reserves and hurricane reserves, on a regular basis.
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expense to net earned premiums in the 2008 third quarter and nine month period were 14.5% and 14.1%, respectively, compared to 12.6% and 12.3% for the same periods in 2007. The increases are mostly attributable to greater retentions, particularly on our marine quota share treaties, which have reduced the ceding commission benefit. Excluding the effects of Hurricanes Gustav and Ike, the percentage of commission expense to net earned premiums in the 2008 third quarter and nine month period were 13.4% and 13.8%, respectively.
Other Operating Expenses. The increases of 9.7% and 13.0% in other operating expenses in the 2008 third quarter and nine month period, respectively, compared to the same periods in 2007, were attributable primarily to employee-related expenses resulting from expansion of the business and investments in technology to support this growth.

Income Taxes. The Company recorded an income tax benefit of $1.7 million for the 2008 third quarter compared to income tax expense of $11.5 million for the 2007 third quarter, resulting in effective tax rates of 240.7% and 31.4%, respectively. The unusual effective tax rate in the 2008 third quarter resulted from a small pretax loss and a larger taxable loss resulting primarily from tax-exempt investment income. The income tax expense was $15.2 million and $32.2 million for the 2008 and 2007 nine month periods, respectively, resulting in effective tax rates of 26.7% and 31.8%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 25.8% for the 2008 nine month period compared to 28.0% for the same period in 2007. As of September 30, 2008 and December 31, 2007, the net deferred Federal, foreign, state and local tax assets were $60.2 million and $29.2 million, respectively.
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
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $42.8 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $7.3 million and $6.3 million at September 30, 2008 and December 31, 2007, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.1 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at September 30, 2008 expire in 2025.
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
The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the wholly-owned underwriting agencies and the Parent Company’s expenses and related income tax amounts.
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

The following table sets forth the results of operations for the Insurance Companies for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)

Gross written premium	$182,133	$178,058	$571,685	$585,492
Net written premium	106,133	109,677	358,625	355,798

Net earned premium	112,447	109,060	342,127	320,607
Net losses and LAE	(78,346)	(59,816)	(207,927)	(184,881)
Commission expense	(13,823)	(13,086)	(41,494)	(38,072)
Other operating expenses	(22,802)	(21,157)	(69,502)	(60,983)
Commission income and other income (expense)	279	304	2,053	889

Underwriting profit (loss)	(2,245)	15,305	25,257	37,560

Net investment income	15,973	14,816	47,031	42,910
Net realized capital gains (losses)	(5,207)	41	(13,362)	1,118

Income before income taxes	8,521	30,162	58,926	81,588

Income tax expense	1,458	9,193	15,767	25,267

Net income	$7,063	$20,969	$43,159	$56,321

Loss and LAE ratio	69.7%	54.8%	60.8%	57.7%
Commission expense ratio	12.3%	12.0%	12.1%	11.9%
Other operating expense ratio (1)	20.0%	19.1%	19.7%	18.7%

Combined ratio	102.0%	85.9%	92.6%	88.3%

(1)	Includes other operating expenses and commission income and other income (expense).

The following tables set forth the underwriting results of the Insurance Companies for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$36,203	$34,657	$11,927	$(10,381)	95.7%	32.9%	128.6%
Specialty	55,309	32,699	15,947	6,663	59.1%	28.8%	87.9%
Professional Liability	14,616	8,010	5,184	1,422	54.8%	35.5%	90.3%
Middle Markets	4,488	2,299	2,476	(287)	51.2%	55.2%	106.4%
Property/Other	1,831	681	812	338	37.2%	44.3%	81.5%

Total	$112,447	$78,346	$36,346	$(2,245)	69.7%	32.3%	102.0%

	Three Months Ended September 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$30,204	$19,600	$10,439	$165	64.9%	34.6%	99.5%
Specialty	58,321	28,127	15,769	14,425	48.2%	27.0%	75.2%
Professional Liability	14,184	8,764	5,217	203	61.8%	36.8%	98.6%
Middle Markets	4,475	2,026	1,569	880	45.3%	35.1%	80.4%
Property/Other	1,876	1,299	945	(368)	69.2%	50.4%	119.6%

Total	$109,060	$59,816	$33,939	$15,305	54.8%	31.1%	85.9%

	Nine Months Ended September 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$105,885	$76,525	$35,183	$(5,823)	72.3%	33.2%	105.5%
Specialty	168,552	95,793	48,130	24,629	56.8%	28.6%	85.4%
Professional Liability	43,077	24,289	15,302	3,486	56.4%	35.5%	91.9%
Middle Markets	16,921	10,302	7,216	(597)	60.9%	42.6%	103.5%
Property/Other	7,692	1,018	3,112	3,562	13.2%	40.5%	53.7%

Total	$342,127	$207,927	$108,943	$25,257	60.8%	31.8%	92.6%

	Nine Months Ended September 30, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$97,699	$57,835	$30,553	$9,311	59.2%	31.3%	90.5%
Specialty	161,742	88,415	44,964	28,363	54.7%	27.8%	82.5%
Professional Liability	40,555	24,989	14,870	696	61.6%	36.6%	98.2%
Middle Markets	13,584	6,811	4,905	1,868	50.1%	36.1%	86.2%
Property/Other	7,027	6,831	2,874	(2,678)	97.2%	40.9%	138.1%

Total	$320,607	$184,881	$98,166	$37,560	57.7%	30.6%	88.3%

Net earned premium of the Insurance Companies increased 3.1% and 6.7% in the 2008 third quarter and nine month period, respectively, compared to the same periods in 2007, primarily reflecting increased retention of the business written.
During the 2008 third quarter, the Insurance Companies recorded gross and net loss estimates of $50.8 million and $9.1 million, respectively, exclusive of $5.8 million for the cost of excess of loss reinstatement premiums related to Hurricanes Gustav and Ike.The pre-tax net loss to the Insurance Companies as the result of losses caused by Hurricanes Gustav and Ike of approximately $14.9 million, including $5.8 million of reinstatement costs, increased the Insurance Companies 2008 third quarter and nine month period combined ratios by 39.4 and 13.6 ratio points, respectively.

The following table sets forth the impact of Hurricanes Gustav and Ike on the Insurance Companies 2008 financial results:

	Hurricane	Hurricane
	Gustav	Ike	Total
	($ in thousands)

Reduction in net earned premiums for reinstatement costs	$252	$5,526	$5,778
Gross losses incurred	10,000	40,775	50,775
Reinsurance recoverable	3,297	38,375	41,672

Net losses incurred	6,703	2,400	9,103

Underwriting loss	$6,955	$7,926	$14,881

After-tax net loss	$4,521	$5,152	$9,673

Reduction in earnings per share	$0.27	$0.30	$0.57

Effect on 2008 third quarter combined ratio:
Loss and LAE ratio			34.9%
Expense ratio			4.5%

Combined ratio			39.4%

Effect on 2008 nine month period combined ratio:
Loss and LAE ratio			11.9%
Expense ratio			1.7%

Combined ratio			13.6%

The 2008 third quarter and nine month period loss ratios were favorably impacted by prior period loss reserve redundancies of $5.6 million or 5.0 loss ratio points and $25.8 million or 7.5 loss ratio points, respectively. The 2007 third quarter and nine month period loss ratios were favorably impacted by prior period loss reserve redundancies of $11.0 million or 10.1 loss ratio points and $22.2 million or 6.9 loss ratio points, respectively.
Generally, while the Insurance Companies have experienced favorable prior period redundancies in 2008 and 2007, the ultimate loss ratios for the most recent underwriting years of 2008 and 2007 have been increasing due to softening market conditions for the business written during those periods.
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, were 4.3% for both the 2008 third quarter and nine month period, respectively, compared to 4.5% for both of the comparable 2007 periods. The average durations of the Insurance Companies’ invested assets at September 30, 2008 was 4.9 years compared to 4.6 years at September 30, 2007. Net investment income increased in the 2008 third quarter and nine month period compared to the same periods in 2007 primarily due to the investment of new funds from cash flow, partially offset by the decrease in yields.

Lloyd’s Operations
The Lloyd’s Operations consist of NUAL, which manages Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency that underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly-owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium for Syndicate 1221. In July 2008, we opened an underwriting office in Stockholm, Sweden to write professional liability business for Syndicate 1221. The Lloyd’s Operations and Navigators Management (UK) Limited, which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom. In September 2008, Syndicate 1221 began to underwrite insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd. The Company’s focus in China is on opportunities in professional and general liability lines of business.
Syndicate 1221’s stamp capacity is £123.0 million ($239.5 million) in 2008 compared to £140.0 million ($278.2 million) in 2007. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2008 and 2007 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
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

The following table sets forth the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)

Gross written premium	$70,810	$67,903	$247,617	$237,879
Net written premium	34,185	49,425	143,702	137,673

Net earned premium	41,593	46,978	130,356	120,094
Net losses and LAE	(34,923)	(28,203)	(85,651)	(64,069)
Commission expense	(8,534)	(6,590)	(25,301)	(16,353)
Other operating expenses	(7,799)	(6,745)	(24,092)	(21,816)
Commission income and other income (expense)	(390)	111	(415)	96

Underwriting profit (loss)	(10,053)	5,551	(5,103)	17,952

Net investment income	3,074	2,609	8,927	7,167
Net realized capital gains (losses)	(309)	(107)	(206)	(143)

Income before income taxes	(7,288)	8,053	3,618	24,976

Income tax expense (benefit)	(2,489)	2,877	1,388	8,806

Net income (loss)	$(4,799)	$5,176	$2,230	$16,170

Loss and LAE ratio	84.0%	60.0%	65.7%	53.3%
Commission expense ratio	20.5%	14.0%	19.4%	13.6%
Other operating expense ratio (1)	19.7%	14.1%	18.8%	18.1%

Combined ratio	124.2%	88.1%	103.9%	85.0%

(1)	Includes other operating expenses and commission income and other income (expense)
Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business. Market conditions then began to soften and the average renewal premium rates in 2007 decreased approximately 1.2% for the marine and energy business and decreased approximately 3.4% in the professional liability business. The average renewal premium rates for the third quarter of 2008 decreased approximately 4.3% for the marine and energy business and decreased approximately 6.7% for the professional liability business. The average renewal premium rates for the 2008 nine month period decreased approximately 4.9% for the marine and energy business and decreased approximately 6.8% for the professional liability businessThe recent insurance industry dislocations and storm losses are expected to impact the market, but we are currently unsure what the effect may be.
During the 2008 third quarter, the Lloyd’s Operations recorded gross and net loss estimates of $53.2 million and $64 million, respectively, exclusive of $6.8 million for the cost of excess of loss reinstatement premiums related to Hurricanes Gustav and Ike. The pre-tax net loss to the Lloyd’s Operations as the result of losses caused by Hurricanes Gustav and Ike of approximately $13.2 million, including $6.8 million of reinstatement costs, increased the Lloyd’s operations 2008 third quarter and nine month period combined ratios by 30.7 and 9.8 ratio points, respectively.

The following table sets forth the impact of Hurricanes Gustav and Ike on the Lloyd’s Operations 2008 financial results:

	Hurricane	Hurricane
	Gustav	Ike	Total
	($ in thousands)

Reduction in net earned premiums for reinstatement costs	$820	$5,986	$6,806
Gross losses incurred	9,000	44,225	53,225
Reinsurance recoverable	5,703	41,125	46,828

Net losses incurred	3,297	3,100	6,397

Underwriting loss	$4,117	$9,086	$13,203

After-tax net loss	$2,676	$5,906	$8,582

Reduction in earnings per share	$0.16	$0.35	$0.51

Effect on 2008 third quarter combined ratio:
Loss and LAE ratio			25.0%
Expense ratio			5.7%

Combined ratio			30.7%

Effect on 2008 nine month period combined ratio:
Loss and LAE ratio			7.9%
Expense ratio			1.9%

Combined ratio			9.8%

The 2008 nine month earnings in the Lloyd’s Operations excluding the storm losses, reflect the continued favorable loss development trends. The 2008 third quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $2.4 million or 5.8 loss ratio points compared to the 2007 third quarter loss ratio which was favorably impacted by prior period loss reserve redundancies of $1.2 million or 2.5 loss ratio points. The loss ratio for the 2008 nine month period was favorably impacted by prior period loss reserve redundancies of $6.5 million or 5.0 loss ratio points compared to the 2007 nine month period loss ratio which was favorably impacted by prior period loss reserve redundancies of $7.4 million or 6.2 loss ratio points.
Generally, while the Lloyd’s Operations have experienced favorable prior period net redundancies in calendar years 2008 and 2007, ultimate loss ratios for the more recent underwriting years of 2008 and 2007 have been increasing due to softening market conditions for the business written during those periods.
The approximate annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, were 3.5% for both the 2008 third quarter and nine month period, respectively, compared to 3.6% for both the comparable 2007 periods. The average duration of our Lloyd’s Operations’ invested assets at September 30, 2008 was 1.3 years compared to 1.4 years at September 30, 2007. The increase in the Lloyd’s Operations’ net investment income is reflective of the increased investment portfolio primarily due to positive cash flow. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

Off-Balance Sheet Transactions
There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2007 Annual Report on Form 10-K
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2007 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.8 billion at September 30, 2008 compared to $1.6 billion at December 31, 2007. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$195,000	$8,750	$17,500	$17,500	$151,250

Investments
The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of the Insurance Companies. Secondarily, an important consideration is to optimize the after-tax book income.
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
The Insurance Companies’ investments are subject to the oversight of each of their respective Board of Directors and the Finance Committee of the parent Company’s Board of Directors. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, mortgages and real estate.

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
At September 30, 2008, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated “AAA” by S&P and “Aaa” by Moody’s, except for ten securities approximating $6.1 million, which were all rated investment grade. There are no collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s), asset backed commercial paper or credit default swaps in the Company’s investment portfolio. At September 30, 2008 and December 31, 2007, all fixed-maturity and equity securities held by us were classified as available-for-sale.
The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.1% and 4.3% for the 2008 and 2007 third quarters, respectively. The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.1% and 4.4% for the 2008 and 2007 nine month periods, respectively.
Since the beginning of 2008, the Company’s tax-exempt securities portion of its investment portfolio has increased by $78.8 million to approximately 35.9% of the fixed maturities investment portfolio at September 30, 2008 compared to approximately 33.2% at December 31, 2007. As a result, the effective tax rate on net investment income was 25.7% and 25.8% for the 2008 third quarter and nine month period, respectively, compared to 27.5% and 28.0% for the comparable 2007 periods.
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

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Examples are asset-backed and mortgage-backed securities which are similar to other asset-backed or mortgage-backed securities observed in the market.

•
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. An example would be a private placement with minimal liquidity.

All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities valued as level 1 or level 2 in the SFAS 157 fair value hierarchy are received from independent pricing services utilized by one of our outside investment managers. The manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate SFAS 157 pricing hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a level 3 price.

Monthly, each asset class specialist at the investment manager reviews the pricing blotter spreadsheet displaying securities priced beyond a certain tolerance level and securities with negative yields to affirm that the valuations are appropriate or to provide the rationale and supporting documentation for a change. The pricing committee reviews the pricing blotter at the pricing committee meeting.
Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sampling of the pricing and assess their reasonableness.
The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at September 30, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$246,320	$1,378,757	$609	$1,625,686
Equities securities	68,637	—	—	68,637
Short-term investments	49,436	129,133	—	178,569

Total	$364,393	$1,507,890	$609	$1,872,892

The securities classified as Level 3 in the above table consist of two securities rated investment grade by both S&P and Moody’s, with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using level 3 inputs during the quarter ended September 30, 2008:

Three Months Ended
September 30, 2008
($ in thousands)

Level 3 investments as of July 1, 2008	$986
Unrealized net gains included in other comprehensive income (loss)	—
Purchases, sales, paydowns and amortization	(57)
Transfer from Level 3	(650)
Transfer to Level 3	330

Level 3 investments as of September 30, 2008	$609

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the nine months ended September 30, 2008:

Nine Months Ended
September 30, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	(1)
Purchases, sales, paydowns and amortization	(344)
Transfer from Level 3	(1,979)
Transfer to Level 3	330

Level 3 investments as of September 30, 2008	$609

The $0.3 million transfer into level 3 resulted from one security being priced with unobservable inputs that was previously in level 2 priced using observable inputs.

The following tables set forth our cash and investments as of September 30, 2008 and December 31, 2007:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
September 30, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury and Agency Bonds and foreign government bonds	$337,382	$7,994	$(237)	$329,625
States, municipalities and political subdivisions	594,104	2,366	(14,082)	605,820
Mortgage- and asset-backed securities:
Mortgage-backed securities	281,184	1,904	(1,285)	280,565
Collateralized mortgage obligations	76,910	—	(17,493)	94,403
Asset-backed securities	41,795	63	(695)	42,427
Commercial mortgage-backed securities	102,139	—	(11,623)	113,762

Subtotal	502,028	1,967	(31,096)	531,157
Corporate bonds	192,172	796	(15,035)	206,411

Total fixed maturities	1,625,686	13,123	(60,450)	1,673,013

Equity securities — common stocks	68,637	3,580	(6,778)	71,835

Cash	23,298	—	—	23,298

Short-term investments	178,569	—	—	178,569

Total	$1,896,190	$16,703	$(67,228)	$1,946,715

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)
Fixed maturities:

U.S. Government Treasury and Agency Bonds and foreign government bonds	$256,131	$5,984	$(63)	$250,210
States, municipalities and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Mortgage-backed securities	266,270	2,177	(758)	264,851
Collateralized mortgage obligations	109,560	253	(822)	110,129
Asset-backed securities	64,352	533	(79)	63,898
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975

Subtotal	553,670	3,507	(2,690)	552,853
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities — common stocks	67,240	6,452	(4,704)	65,492

Cash	7,056	—	—	7,056

Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

The following tables set forth our U.S. Treasury and Agency Bonds and foreign government bonds as of September 30, 2008 and December 31, 2007:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
September 30, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$265,002	$7,318	$(101)	$257,785
Agency Bonds	66,626	676	(125)	66,075
Foreign Government Bonds	5,754	—	(11)	5,765

Total	$337,382	$7,994	$(237)	$329,625

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$191,876	$5,359	$(27)	$186,544
Agency Bonds	55,158	612	(4)	54,550
Foreign Government Bonds	9,097	13	(32)	9,116

Total	$256,131	$5,984	$(63)	$250,210

We analyze our mortgage-backed and asset-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) which are Federal government sponsored entities, and the non-FNMA and FHLMC securities broken out by prime, Alt-A and subprime collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. Recent legislation has provided for guarantees by the U.S. Government of up to $100 billion each for FNMA and FHLMC.
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
At September 30, 2008, the Company owned two asset-backed securities approximating $0.3 million with subprime mortgage exposures. The securities are rated “AAA” by S&P and “Aaa” by Moody’s, and have an effective maturity of one year. In addition, the Company owned eleven collateralized mortgage obligations and asset-backed securities approximating $13.3 million classified as Alt-A. All the Alt-A bonds are rated “AAA” by S&P and “Aaa” by Moody’s, except for one security approximating $0.3 million, which is rated investment grade. They have an effective maturity of 2.1 years. Such subprime and Alt-A categories are as defined by S&P. The Company is receiving principal and/or interest payments on all of these securities and believes such amounts are fully collectible.

The following tables set forth our mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities by those issued by GNMA, FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at September 30, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Mortgage-backed securities:
GNMA	$39,524	$229	$(439)	$39,734
FNMA	174,376	1,243	(573)	173,706
FHLMC	67,284	432	(273)	67,125
Prime	—	—	—	—
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$281,184	$1,904	$(1,285)	$280,565

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
($ in thousands)
Collateralized mortgage obligations:
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	64,557	—	(12,533)	77,090
Alt-A	12,353	—	(4,960)	17,313
Subprime	—	—	—	—

Total	$76,910	$—	$(17,493)	$94,403

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Asset-backed securities:
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	40,569	63	(612)	41,118
Alt-A	950	—	(24)	974
Subprime	276	—	(59)	335

Total	$41,795	$63	$(695)	$42,427

The commercial mortgage-backed securities are all rated “AAA” by S&P or “Aaa” by Moody’s.
The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at fair value at September 30, 2008 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating:

			Percent
			to
Rating	Rating	Amount	Total
Description	($ in thousands)

Extremely Strong	AAA	$1,222,878	68%
Very Strong	AA	269,349	15%
Strong	A	239,065	13%
Adequate	BBB	66,857	4%
Speculative	BB & below	216	0%
Not Rated	NR	5,890	0%

Total	AAA(1)	$1,804,255	100%

(1)	Weighted average quality rating.

The Company owns securities credit enhanced by financial guarantors. The following tables set forth the amount of credit enhanced securities in the fixed maturities portfolio by category at September 30, 2008, identify the amount insured by each financial guarantor and identify the average underlying credit rating of such credit enhanced securities:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Credit enhanced securities:
States, municipalities and political subdivisions	$324,445	$1,252	$(8,251)	$331,444
Mortgage- and asset-backed securities	7,607	—	(321)	7,928
Corporate bonds	1,605	7	(40)	1,638

Total	$333,657	$1,259	$(8,612)	$341,010

					Average
		Gross	Gross	Cost or	Underlying
	Fair	Unrealized	Unrealized	Amortized	Credit
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Financial guarantors:
AMBAC	$64,290	$235	$(2,423)	$66,478	A+
Assured Guaranty LTD	3,808	—	(114)	3,922	A
FGIC	55,397	157	(855)	56,095	AA-
Financial Security Assurance	86,881	450	(1,773)	88,204	A+
MBIA	110,031	391	(3,012)	112,652	AA-
Radian Group, Inc.	5,413	26	(144)	5,531	A
XL Capital	7,837	—	(291)	8,128	A+

Total	$333,657	$1,259	$(8,612)	$341,010	AA-

The average underlying credit rating of the insured securities in the above table rated by S&P or Moody’s if such securities did not have the credit enhancing insurance is included in the “Underlying Credit Rating” column. This average rating includes $11 million of prerefunded municipal bonds which have an implied rating of “AAA” but are not otherwise rated by S&P or Moody’s. Such average ratings exclude a total of 32 credit enhanced securities approximating $21 million that do not have an underlying rating consisting of 16 municipal bonds approximating $12 million, 14 asset-backed securities approximating $8 million and 2 corporate bonds approximating $1 million.
If all or some of the companies providing the credit enhancing insurance were no longer viable entities, management believes that the securities are of sufficient quality to not default, or if some of the securities did default, they would not have a material adverse effect on the Company’s financial condition or results of operations. However, since the ratings would be reduced, it is likely that the fair values would decrease to reflect such lower ratings.

The following table sets forth the fair value of the Company’s ten largest corporate bonds and their individual rating.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Merrill Lynch	$6,369	$	$(543)	$6,912	A
Citigroup Inc.	6,326	26	(1,085)	7,385	AA-
European Investment Bank	4,606		(7)	4,613	AAA
General Electric Co.	4,354		(476)	4,830	AAA
Goldman Sachs Group	4,216		(1,209)	5,425	A+
Wachovia Corp	3,873		(1,046)	4,919	A+
Morgan Stanley	3,372		(1,591)	4,963	A+
Bank of New York	3,083		(113)	3,196	AA
Mitsubishi UFJ Financial Group	2,814		(221)	3,035	A
AT&T Inc.	2,805		(279)	3,084	A

Total	$41,818	$26	$(6,570)	$48,362

We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in market value regardless of the time period involved. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions.
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

The following table summarizes all securities in an unrealized loss position at September 30, 2008 and December 31, 2007, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position. The information below indicates the potential effect on future income in the event management later concludes that such declines are considered other-than- temporary.

	September 30, 2008		December 31, 2007
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury and Agency Bonds and foreign government bonds
0-6 Months	$53,542	$237	$6,316	$30
7-12 Months	—	—	—	—
> 12 Months	—	—	6,527	33

Subtotal	53,542	237	12,843	63

States, municipalities and political subdivisions
0-6 Months	278,776	8,076	21,853	67
7-12 Months	74,650	4,689	6,045	115
> 12 Months	16,845	1,317	69,671	475

Subtotal	370,271	14,082	97,569	657

Mortgage- and asset-backed securities
0-6 Months	140,687	3,110	59,191	517
7-12 Months	91,291	15,435	48,496	423
> 12 Months	91,158	12,551	134,858	1,750

Subtotal	323,136	31,096	242,545	2,690

Corporate bonds
0-6 Months	111,781	6,904	20,722	255
7-12 Months	20,421	3,052	25,520	974
> 12 Months	23,108	5,079	38,865	575

Subtotal	155,310	15,035	85,107	1,804

Total Fixed Maturities	$902,259	$60,450	$438,064	$5,214

Equity securities — common stocks
0-6 Months	$29,720	$6,537	$26,257	$3,494
7-12 Months	3,492	241	4,153	1,209
> 12 Months	—	—	53	1

Total Equity Securities	$33,212	$6,778	$30,463	$4,704

As of September 30, 2008, the largest single unrealized loss by issuer in the fixed maturities was $3.1 million and the largest single unrealized loss by issuer in the equity securities was a mutual fund investment that had a $4.5 million unrealized loss.

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
During the 2008 third quarter, the Company identified 21 common stocks with a fair value of $12.7 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $4.0 million. Of the 21 common stocks written down in the 2008 third quarter, nine of such securities had also been written down in the 2008 second quarter. During the 2008 nine month period, the Company identified one fixed maturity with a fair value of $0.3 million which was considered to be other-than-temporarily impaired. Consequently, the cost of such security was written down to fair value and the Company recognized realized losses of $0.7 million. During the 2008 nine month period, $13.2 million of other-than-temporary impairments were recorded on securities in the Company’s investment portfolio. There were no impairment losses recorded in our fixed maturity or equity securities portfolios in the first nine months of 2007.
The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at September 30, 2008. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	to Total	Amount	to Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$55,678	92%	$842,686	93%
2	BBB	Baa	4,736	8%	59,357	7%
3	BB	Ba	36	0%	216	0%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	—	—	—	—

	Total		$60,450	100%	$902,259	100%

At September 30, 2008, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.2 million which is rated below investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at September 30, 2008 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$139	0%	$20,321	2%
Due after one year through five years	6,278	10%	154,610	17%
Due after five years through ten years	9,432	16%	197,991	22%
Due after ten years	13,505	23%	206,201	23%
Mortgage- and asset-backed securities	31,096	51%	323,136	36%

Total fixed income securities	$60,450	100%	$902,259	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.8 years.
Our realized capital gains and losses for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ in thousands)

Fixed maturities:
Gains	$757	$23	$2,283	$500
(Losses)	(1,718)	(816)	(2,153)	(1,535)

	(961)	(793)	130	(1,035)

Equity securities:
Gains	166	888	609	2,285
(Losses)	(4,721)	(161)	(14,307)	(275)

	(4,555)	727	(13,698)	2,010

Net realized capital gains (losses)(1)	$(5,516)	$(66)	$(13,568)	$975

(1)	The 2008 third quarter includes $4.7 million and the 2008 nine month period includes $13.2 million for other-than-temporary impairments on investment securities.

The following table details realized losses in excess of $250,000 from sales, and all impairments recorded during the first nine months of 2008 and 2007 and the related circumstances giving rise to the loss:

	Date of		Proceeds	Loss on		Fair Value at
Description	Sale		from Sale	Sale	Impairment	September 30, 2008
	($ in thousands)
Nine months ended:
September 30, 2008:
Bank of America Corp.		(1)			$(421)	$875
Bristol -Myers Squibb Co.		(1)			(343)	953
Citigroup Inc.		(1)			(678)	446
Keycorp		(1)			(654)	296
Lennar Corp.		(1)			(140)	—
Pfizer Inc.		(1)			(480)	907
Pinnacle West Capital Corp.		(1)			(430)	1,084
Allied Capital Corp.		(1)			(688)	499
American International Group Inc.		(1)			(1,496)	34
Comcast Corp- CL A		(1)			(414)	1,276
Dell Inc.		(1)			(308)	438
Dow Chemical		(1)			(419)	958
General Electric Co.		(1)			(684)	1,538
Glaxosmithkline PLC-ADR		(1)			(120)	578
Illinois Tool Works Inc.		(1)			(26)	80
Ishares MSCI Japan		(1)			(429)	1,262
Ishares S&P 500 Index Fund		(1)			(186)	1,086
Legg Mason Inc.		(1)			(610)	636
Merrill Lynch & Co.		(1)			(262)	157
Motorola Inc.		(1)			(917)	597
National City Bank of Pennsylvania		(1)			(748)	330
Regions Financial Corp.		(1)			(504)	244
Sanofi-Aventis		(1)			(139)	408
Time Warner Cable		(1)			(223)	649
Time Warner Inc.		(1)			(387)	750
Toyota Motor Corp-SPON ADR		(1)			(93)	309
UnitedHealth Group Inc.		(1)			(272)	475
Verizon Communications		(1)			(196)	1,069
Wachovia Corp.		(1)			(893)	42
Sprint Nextel Corp. (2)	3/19/2008		$143	$(347)
CIT Group Inc. (2)	5/14/2008		1,696	(311)
Legg Mason Inc. (2)	6/4/2008		470	(363)
Sequoia Mortgage Trust (2)	9/5/2008		745	(319)
Lehman Brothers Holdings (2)	9/15/2008		325	(616)

			$3,379	$(1,956)	$(13,160)

September 30, 2007:
TIPS (3)	3/31/2007		$5,823	$(335)	—	—

(1)	Securities for which an other-than-temporary impairment was recorded in 2008.

(2)	Securities sold due to losses not considered to be recoverable in the foreseeable future.

(3)	Treasury inflation protection securities (TIPS) were sold during the 2007 first quarter due to the widening breakeven yield spread between TIPS and Treasuries.

The total impairment losses recorded in the 2008 third quarter and nine month period were $4.7 million and $13.2 million, respectively.
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
Approximately $88.5 million of the reinsurance recoverable for paid and unpaid losses at September 30, 2008 were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. In addition, approximately $122.6 million and $167.7 million of the reinsurance recoverables for paid and unpaid losses at September 30, 2008 and December 31, 2007, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.
Liquidity and Capital Resources
Cash flows from operations were $216.4 million and $231.3 million for the nine months ended September 30, 2008 and 2007, respectively. The positive operating cash flow was primarily due to the increase in net written premium, collected investment income, decrease in reinsurance recoverable on paid losses and fewer paid losses relating to Hurricanes Katrina and Rita. Operating cash flow was used primarily to acquire additional investment assets.
Investments and cash increased to $1.90 billion at September 30, 2008 from $1.77 billion at December 31, 2007. The increase was due to the positive cash flow from operations. Net investment income was $19.3 million and $17.9 million for the three months ended September 30, 2008 and 2007, respectively, and $56.9 million and $51.5 million for the nine months ended September 30, 2008 and 2007, respectively.
At September 30, 2008, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $0.2 million, consists of investment grade bonds. At September 30, 2008, our portfolio had an average maturity of 5.7 years and duration of 4.3 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of September 30, 2008 and December 31, 2007, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The Company has a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the facility from $115 million to $180 million and to increase the line of credit under the facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If, at that time, the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral required to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221, which is denominated in British pounds. At September 30, 2008, letters of credit with an aggregate face amount of $95.4 million were issued under the credit facility. The line of credit was unused at September 30, 2008.
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
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy backs, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. We were in compliance with all covenants at September 30, 2008.
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
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at September 30, 2008 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
Generally, for pro rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. The Company has the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1.0 million) as set forth in the pro rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.
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
At September 30, 2008, ceded asbestos paid and unpaid recoverables were $9.4 million compared to $10.5 million at December 31, 2007. Of such amounts at September 30, 2008, $5.2 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.

The Company believes that it has adequately managed its cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that the Company will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Gustav, Ike, Katrina and Rita could significantly impact the Company’s liquidity needs. However, we expect to continue to pay these hurricane losses over a period of years from cash flow and, if needed, short-term investments. We expect to collect our paid reinsurance recoverables generally under the terms described above.
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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2008 and December 31, 2007, our capital resources were as follows:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Senior debt	$123,762	$123,673
Stockholders’ equity	655,561	662,106

Total capitalization	$779,323	$785,779

Ratio of debt to total capitalization	15.9%	15.7%

The decrease in stockholders’ equity in 2008 was primarily due to unrealized investment portfolio losses and treasury stock purchases, partially offset by net income.
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

In October, 2007 the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock. Purchases may be made from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program will depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. Through September 30, 2008, we have purchased 224,754 shares of our common stock at a total cost of $11.5 million.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments and any stock repurchases may be made from funds currently at the Parent Company, dividends from its subsidiaries or the $20 million line of credit. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2007 surplus of Navigators Insurance Company, the approximate remaining maximum amount available at September 30, 2008 for the payment of dividends by Navigators Insurance Company during 2008 without prior regulatory approval was $42.9 million. Navigators Insurance Company declared and paid a $5.0 million dividend to the Parent Company in each of the first three quarters of 2008.
Condensed Parent Company balance sheets as of September 30, 2008 (unaudited) and December 31, 2007 are shown in the table below:

	September 30,	December 31,
	2008	2007
	($ in thousands)

Cash and investments	$47,112	$44,146
Investments in subsidiaries	724,515	735,351
Goodwill and other intangible assets	2,534	2,534
Other assets	9,492	6,821

Total assets	$783,653	$788,852

Accounts payable and other liabilities	$684	$1,615
Accrued interest payable	3,646	1,458
7% Senior Notes due May 1, 2016	123,762	123,673

Total liabilities	128,092	126,746

Stockholders’ equity	655,561	662,106

Total liabilities and stockholders’ equity	$783,653	$788,852

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

The following table summarizes the Parent Company’s purchases of its common stock for the 2008 third quarter and nine month period:
($ in thousands, except per share)

			Number of
			Shares	Dollar Value
	Total		Purchased	of Shares that
	Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
	Purchased	Per Share	Program	the Program (1)

January 2008	—	—	—	$30,000
February 2008	30,202	$54.66	30,202	$28,349
March 2008	105,824	$53.58	105,824	$22,679

Subtotal first quarter	136,026	$53.82	136,026

April 2008	50,000	$49.90	50,000	$20,184
May 2008	—	—	—	$20,184
June 2008	—	—	—	$20,184

Subtotal second quarter	50,000	$49.90	50,000

July 2008	38,728	$44.51	38,728	$18,460
August 2008	—	—	—
September 2008	—	—	—

Subtotal third quarter	38,728	$44.51	38,728

Nine Months Ending 9/30/08	224,754	$51.34	224,754	$18,460

(1)	Balance as of the end of the month indicated.
Item 3. Defaults Upon Senior Securities
None
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

The Navigators Group, Inc.
(Registrant)
Date: October 29, 2008	/s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act *
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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