Form 10-K
period 2008-12-31
NAVIGATORS GROUP INC
filed 2009-02-24
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2008 was $727,282,000.
The number of common shares outstanding as of February 6, 2009 was 16,856,073.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2009 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NOTE ON FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of this Form 10-K as well as:
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

•
general economic conditions, including recent distress in the financial markets that has had an adverse impact on the availability of credit and liquidity resources generally and could jeopardize certain of our counterparty obligations, including those of our reinsurers and financial institutions;

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
•
weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers, including, without limitation, the impact of Hurricanes Katrina, Rita and Wilma in 2005 and Hurricanes Gustav and Ike in 2008 and the possibility that our estimates of losses from such Hurricanes will prove to be materially inaccurate;

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

•	the inability of our internal control framework to provide absolute assurance that all incidents of fraud or unintended material errors will be detected and prevented;
•	changes in accounting principles or policies or in our application of such accounting principles or policies;
•	the risk that our investment portfolio suffers reduced returns or investment losses which could reduce our profitability; and
•	other risks that we identify in future filings with the Securities and Exchange Commission (“SEC”).
In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-K may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.
The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please see the above “Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.
Part I
Item 1. BUSINESS
General
The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries are prepared on the basis of U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods along with related disclosures. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” as used herein are used to mean The Navigators Group, Inc. without its subsidiaries.
We are an international insurance holding company focusing on specialty products within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors’ liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business, professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The European property business written by the Lloyd’s Operations and the U.K. Branch beginning in 2006 was discontinued during the 2008 second quarter. We participate in the capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). During the 2008 second quarter the Company closed two small underwriting agencies in Manchester and Basingstoke, England. The discontinuance of the European property business and the closing of the underwriting agencies did not have any significant effect on the Company’s financial condition or results of operations. In July 2008, the Company opened an underwriting office in Stockholm, Sweden to write professional liability business. In September 2008, Syndicate 1221 began to underwrite insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd. The Company’s focus in China is on opportunities in professional and general liability lines of business.

Marine Insurance
Our marine insurance business is underwritten both through our Insurance Companies and our Lloyd’s Operations. Prior to the 2006 underwriting year, Navigators Insurance Company obtained marine business through participation with other unaffiliated insurers in a marine insurance pool managed by wholly-owned insurance agency subsidiaries of the Company. Commencing with the 2006 underwriting year, the marine pool was eliminated and, therefore, all of the marine business generated is exclusively for Navigators Insurance Company.
Within Navigators Insurance Company’s marine business, there are a number of different product lines. The largest is marine liability, which protects business from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We insure the physical damage to offshore oil platforms along with other offshore operations related to oil exploration and production. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. Our U.K. Branch also underwrites primary marine P&I, or protection and indemnity business. This complements our marine liability business, which is generally written above the primary layer on an excess basis. In addition, we began to insure customs bonds in 2005.
We participate in the marine and related insurance lines of the Lloyd’s market through NUAL, which manages Syndicate 1221. Navigators provided 100% of Syndicate 1221’s capacity for the 2008, 2007 and 2006 underwriting years through its wholly-owned subsidiaries, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. The largest product line within our Lloyd’s marine business is currently cargo and marine liability, and the other significant product lines include marine liability, offshore energy, specie, bluewater hull, and assumed reinsurance of other marine insurers on an excess of loss basis. In January 2005, we formed Navigators NV, a wholly-owned subsidiary of NUAL. Navigators NV is located in Antwerp, Belgium, and produces transport liability, cargo and marine liability business on behalf of Syndicate 1221. In late 2005, Navigators NV began to produce similar business for Navigators Insurance Company. We established a Coral Gables, Florida office in 2007 to write marine and energy business in Latin America.
Wholly-owned insurance agencies of the Company write marine business for Navigators Insurance Company from offices located in major insurance or port locations in Chicago, Houston, London, Miami, New York, San Francisco and Seattle.
Specialty
Navigators Specialty, a division of one of the Company’s wholly-owned insurance agencies primarily writes general liability insurance focusing on small general and artisan contractors and other targeted commercial risks. We have developed underwriting and claims expertise that we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverages provided to larger contractors who work on condominiums, cooperative developments and other large housing developments. Consistent with our approach of emphasizing underwriting profit over market share, we direct our capacity to small to medium-size general contractors as well as artisan contractors. Commencing in 2005, we expanded our product line in this area by writing a limited number of construction wrap-up policies that are general liability policies for owners and developers of residential construction projects.

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
Navigators Specialty also provides general liability insurance for the hospitality business which includes liquor law liability coverage for commercial establishments such as bars, restaurants and night clubs and commenced writing a limited amount of first party personal lines business. In 2006, the Company announced the establishment of a Primary Casualty Division focusing on primary casualty business produced by wholesale insurance brokers. The Primary Casualty Division writes construction business east of the Rocky Mountains and non-construction risks nationwide.
In 2007, the Company announced the establishment of a Specialty Program Division. The division focuses on developing portfolios in a variety of specialty industry niches produced through program administrators. The division underwrites property, general liability and commercial automobile insurance. In 2008 Navigators Specialty diversified its industry focus and product capability to include products liability insurance to life sciences firms and environmental liability.
Professional Liability
We commenced underwriting professional liability insurance in the fourth quarter of 2001 after attracting a team of experienced professionals. This business is produced through Navigators Pro, a division of one of the Company’s wholly-owned insurance agencies. Our principal product in this division is directors and officers liability insurance, which we offer for both privately held and publicly traded corporations listed on national exchanges. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability insurance clients. In 2002, we began offering employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers professional liability is law firms comprised of 300 or fewer attorneys. Our U.K. Branch began writing professional liability coverages for U.K. solicitors in October 2004 and exited this business in 2007. In 2005, we commenced writing professional liability coverages for architects and engineers in our Insurance Companies and international directors and officer liability business in our Lloyd’s Operations.
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
Inland Marine
In 2006, the Company announced the establishment of an Inland Marine Division of Navigators Insurance Company focusing on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, fine arts, computer equipment and motor truck cargo.
Reinsurance Recoverables
We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, and to stabilize loss ratios and underwriting results. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 significantly increased our reinsurance recoverables which increased our credit risk.
We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“S&P”) of “A” or better, or an equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which is included within our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.
The credit quality distribution of the Company’s reinsurance recoverables of $1.11 billion at December 31, 2008 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A.M. Best was as follows:

A.M. Best	Rating	Recoverable	Percent
Rating(1)	Description	Amounts	of Total
	($ in millions)
A++, A+	Superior	$597.5	54%
A, A-	Excellent	481.8	43%
B++, B+	Very good	0.9	0	%(2)
NR	Not rated	29.7	3	%(2)

Total		$1,109.9	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)
The Company holds offsetting collateral of approximately 73.8% for B++ and B+ companies and 81.4% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium (constituting 75.1% of our total recoverables) together with the collateral held by us at December 31, 2008, and the reinsurers’ financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral(1)	Rating &
Reinsurer	Premium	Losses	Total	Held	Rating Agency
		($ in millions)

Swiss Reinsurance America Corporation	$21.3	$116.0	$137.3	$16.2	A+	AMB (2)
White Mountains Reinsurance of America	10.6	92.4	103.0	26.3	A-	AMB
General Reinsurance Corporation	1.5	66.6	68.1	0.8	A++	AMB
Transatlantic Reinsurance Company	20.9	41.5	62.4	10.3	A	AMB
Everest Reinsurance Company	15.9	36.9	52.8	6.1	A+	AMB
Munich Reinsurance America Inc	16.2	35.8	52.0	9.7	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	10.0	31.9	41.9	13.0	A+	AMB
National Indemnity Company	9.3	30.7	40.0	5.4	A++	AMB
Platinum Underwriters Re	8.3	30.3	38.6	4.4	A	AMB
Swiss Re Europe	6.1	30.2	36.3	9.9	A+	AMB
Lloyd’s Syndicate #2003	7.2	19.0	26.2	5.2	A	AMB
Berkley Insurance Company	12.5	13.1	25.6	2.2	A+	AMB
Partner Reinsurance Europe	8.7	15.3	24.0	12.2	AA-	S&P
Scor Holding (Switzerland) AG	4.5	18.7	23.2	3.9	A	AMB
Federal Insurance Co.	1.1	19.2	20.3	2.1	A++	AMB
Arch Reinsurance Company	1.9	16.9	18.8	0.2	A	AMB
Partner Reinsurance Company of the U.S.	2.5	14.9	17.4	0.2	A+	AMB
Hannover Ruckversicherung	1.2	16.0	17.2	2.0	A	AMB
Ace Property and Casualty Insurance Company	0.1	14.6	14.7	—	A+	AMB
National Liability & Fire Insurance Company	0.0	14.3	14.3	—	A++	AMB

Top 20 Total	159.8	674.3	834.1	130.1
All Other	29.1	246.7	275.8	99.8

Total	$188.9	$921.0	$1,109.9	$229.9

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best.

The largest portion of the Company’s collateral consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. Such regulation requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration or becomes insolvent. Under such circumstances, the Company could incur a substantial loss from uncollectible reinsurance from such reinsurer.
Approximately $101.7 million and $167.7 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2008 and 2007, respectively, were due from reinsurers as a result of the losses from the 2005 Hurricanes Katrina and Rita. Approximately $96.8 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2008 were due from reinsurers as a result of the losses from the 2008 Hurricanes Gustav and Ike.
Also included in reinsurance recoverable for paid and unpaid losses is approximately $8.9 million due from reinsurers in connection with our asbestos exposures of which $4.8 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account). The remaining reinsurance recoverable amounts for asbestos losses are due from various domestic and international reinsurers with no one balance greater than $0.6 million due from a single reinsurer.
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

The following table presents an analysis of losses and loss adjustment expenses for each year in the three-year period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Net reserves for losses and LAE at beginning of year	$847,303	$696,116	$578,976

Provision for losses and LAE for claims occurring in the current year	443,877	387,601	287,401
(Decrease) in estimated losses and LAE for claims occurring in prior years	(50,746)	(47,009)	(17,214)

Incurred losses and LAE	393,131	340,592	270,187

Losses and LAE paid for claims occurring during
Current year	(60,104)	(46,467)	(19,710)
Prior years	(180,459)	(142,938)	(133,337)

Losses and LAE payments	(240,563)	(189,405)	(153,047)

Net reserves for losses and LAE at end of year	999,871	847,303	696,116

Reinsurance receivables on unpaid losses and LAE	853,793	801,461	911,439

Gross reserves for losses and LAE at end of year	$1,853,664	$1,648,764	$1,607,555

The following table presents the development of the loss and LAE reserves for 1998 through 2008. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.
The table allocates losses and loss adjustment expenses reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assume that a loss occurred in 1999 and was not reported until 2001, the amount of such loss will appear as a deficiency in both 1999 and 2000. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

The increase in gross loss reserves on the Company’s December 31, 2008 and 2007 balance sheets of $204.9 million and $41.2 million, respectively, primarily relate to incurred losses for events occurring in those years less loss payments. The increase in 2008 includes gross loss reserves related to Hurricanes Gustav and Ike of $107.4 million. The amount of the increase was reduced by a decrease in gross loss reserves related to Hurricanes Katrina and Rita of $12.2 million during 2008. The gross loss reserves related to Hurricanes Katrina, Rita, Ike and Gustav were approximately 11.1% of the total December 31, 2008 gross loss reserves and 8.6% of the total December 31, 2007 gross loss reserves. With the recording of these losses, the Company assessed its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.
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

	Year Ended December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	($ in thousands)
Net reserves for losses and LAE	$150,517	$170,530	$174,883	$202,759	$264,647	$374,171	$463,788	$578,976	$696,116	$847,303	$999,871
Reserves for losses and LAE re-estimated as of:
One year later	159,897	165,536	180,268	209,797	323,282	370,335	460,007	561,762	649,107	796,557
Two years later	149,741	160,096	183,344	266,459	328,683	360,964	457,769	523,541	589,044
Three years later	142,229	156,322	232,530	266,097	321,213	377,229	432,988	481,532
Four years later	138,495	194,924	227,554	256,236	334,991	362,227	401,380
Five years later	176,226	190,830	218,982	264,431	325,249	343,182
Six years later	172,688	185,075	225,031	260,264	314,332
Seven years later	169,294	188,055	221,541	257,852
Eight years later	172,256	187,422	220,045
Nine years later	171,334	186,581
Ten years later	170,055
Net cumulative redundancy (deficiency)	(19,538)	(16,051)	(45,162)	(55,093)	(49,685)	30,989	62,408	97,444	107,072	50,746
Net cumulative paid as of:
One year later	38,976	43,301	53,646	64,785	84,385	80,034	96,981	133,337	142,938	180,459
Two years later	63,400	71,535	91,352	112,746	133,911	140,644	180,121	219,125	233,211
Three years later	79,218	88,570	114,449	138,086	170,236	195,961	238,673	264,663
Four years later	89,913	101,667	127,961	159,042	208,266	223,847	262,425
Five years later	100,314	108,146	141,384	185,037	226,798	239,355
Six years later	103,823	116,752	159,389	196,098	234,284
Seven years later	109,771	131,579	171,768	198,760
Eight years later	123,092	142,709	171,744
Nine years later	132,770	142,101
Ten years later	131,876
Gross liability-end of year	342,444	391,094	357,674	401,177	489,642	724,612	966,117	1,557,991	1,607,555	1,648,764	1,853,664
Reinsurance recoverable	191,927	220,564	182,791	198,418	224,995	350,441	502,329	979,015	911,439	801,461	853,793

Net liability-end of year	150,517	170,530	174,883	202,759	264,647	374,171	463,788	578,976	696,116	847,303	999,871

Gross re-estimated latest	394,242	437,429	473,055	537,778	654,022	703,954	867,558	1,386,935	1,417,529	1,560,418
Re-estimated recoverable latest	224,187	250,848	253,010	279,926	339,690	360,772	466,178	905,403	828,485	763,861

Net re-estimated latest	170,055	186,581	220,045	257,852	314,332	343,182	401,380	481,532	589,044	796,557

Gross cumulative redundancy (deficiency)	(51,798)	(46,335)	(115,381)	(136,601)	(164,380)	20,658	98,559	171,056	190,026	88,346

The following tables identify the approximate gross and net cumulative redundancy (deficiency) at each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:
Gross Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year	Grand	Excluding			All	Lloyd’s
Ended	Total	Asbestos	Total	Asbestos	Other(1)	Operations
	($ in thousands)

2007	$88,346	$89,142	$62,024	$(796)	$62,820	$26,322
2006	190,026	190,042	107,264	(16)	107,280	82,762
2005	171,056	171,318	87,801	(262)	88,063	83,255
2004	98,559	81,412	76,454	17,147	59,307	22,105
2003	20,658	4,694	14,831	15,964	(1,133)	5,827
2002	(164,380)	(102,507)	(155,268)	(61,873)	(93,395)	(9,112)
2001	(136,601)	(74,371)	(124,593)	(62,230)	(62,363)	(12,008)
2000	(115,381)	(52,903)	(84,656)	(62,478)	(22,178)	(30,725)
1999	(46,335)	16,254	(28,716)	(62,589)	33,873	(17,619)
1998	(51,798)	10,638	(38,447)	(62,436)	23,989	(13,351)
Net Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year	Grand	Excluding			All	Lloyd’s
Ended	Total	Asbestos	Total	Asbestos	Other(1)	Operations
	($ in thousands)

2007	$50,746	51,009	41,922	$(263)	42,185	$8,824
2006	107,072	109,114	78,702	(2,042)	80,744	28,370
2005	97,444	99,715	69,818	(2,271)	72,089	27,626
2004	62,408	65,208	42,084	(2,800)	44,884	20,324
2003	30,989	34,194	9,899	(3,205)	13,104	21,090
2002	(49,685)	(14,800)	(60,021)	(34,885)	(25,136)	10,336
2001	(55,093)	(20,060)	(54,233)	(35,033)	(19,200)	(860)
2000	(45,162)	(10,035)	(34,676)	(35,127)	451	(10,486)
1999	(16,051)	19,181	(13,116)	(35,232)	22,116	(2,935)
1998	(19,538)	15,657	(14,734)	(35,195)	20,461	(4,804)

(1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

The 2007 consolidated grand total gross cumulative redundancy of $88.3 million consisted of prior year savings of $62.0 million from the Insurance Companies and $26.3 million from business written by the Lloyd’s Operations. The Insurance Companies’ gross redundancy was generated mainly from prior year savings in the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2006 underwriting years, and from the marine and energy business primarily due to favorable loss trends in the liability and energy products across most underwriting years and partially offset by large loss activity in the cargo product. The gross redundancy from the Lloyd’s Operations was generated mainly from favorable loss trends in the liability, energy, specie and reinsurance products for underwriting years 2005 and prior as a result of shorter development patterns.
The 2007 consolidated grand total net cumulative redundancy of $50.7 million consisted of prior year savings of $41.9 million from the Insurance Companies and $8.8 million from business written by the Lloyd’s Operations. The Insurance Companies’ net redundancy was generated mainly from prior year savings of: $31.6 million from the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2006 underwriting years, and $9.3 million for the marine and energy business primarily as a result of favorable loss trends in the liability and energy products across most underwriting years and partially offset by large loss activity in the cargo product. The net redundancy from the Lloyd’s Operations was generated mainly from favorable development in the liability, energy, specie and reinsurance products for underwriting years 2005 and prior as a result of shorter development patterns.
The 2006 consolidated grand total gross cumulative redundancy of $190.0 million consisted of prior year savings of $107.2 million from the Insurance Companies and $82.8 million from business written by the Lloyd’s Operations. The Insurance Companies’ prior year savings was generated across most lines of business, but was concentrated in the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2006 underwriting years, the marine and energy business mostly from the liability and offshore products, and professional liability business from favorable loss experience in years 2005 and 2004, which was partially offset by an increase in the 2005 Katrina and Rita hurricane gross loss estimates of $23.6 million. The redundancy in the Lloyd’s Operations was principally due to reductions in the 2005 Katrina and Rita hurricane gross loss estimates of $52.9 million and reserve reductions in the liability and offshore energy business across all underwriting years as a result of shortened development patterns.
The 2006 consolidated grand total net cumulative redundancy of $107.1 million consisted of prior year savings of $78.7 million from the Insurance Companies and $28.4 million from business written by the Lloyd’s Operations. The Insurance Companies’ net redundancy was generated mainly from prior year savings in the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2006 underwriting years, the marine and energy business mostly from the liability, offshore and transport products partially offset by $1.9 million of net deficiency on our 2005 Katrina and Rita hurricane estimates, and the professional liability business from favorable D&O loss experience in underwriting years 2005 and 2004. The net redundancy from the Lloyd’s Operations of $28.4 million included $3.4 million due to a review of the 2005 Hurricanes Katrina and Rita loss estimates, a release of approximately $2.0 million following a review of open claim files for the years 1998 to 2001, and reserve reductions in the liability and offshore energy business across all underwriting years as a result of shortened development patterns.

The 2005 consolidated grand total gross cumulative redundancy of $171.1 million consisted of prior year savings of $87.8 million from the Insurance Companies and $83.3 million from business written by the Lloyd’s Operations. The Insurance Companies’ redundancy was generated mainly from prior year savings in the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2005 underwriting years and professional liability business partially offset by the increase in the 2005 Katrina and Rita hurricane gross loss estimates during 2007. The redundancy in the Lloyd’s Operations was mostly due to prior years’ savings from the offshore energy business written in 2005 and 2004 and reductions to our Hurricanes Katrina and Rita gross loss estimates and reserve reductions in the liability and offshore energy business across all underwriting years as a result of shortened development patterns.
The 2005 consolidated grand total net cumulative redundancy of $97.4 million was mostly due to prior year savings of $69.8 million from the Insurance Companies due to the favorable loss development in the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2005 underwriting years and professional liability businesses, and $27.6 million from marine and energy business written by the Lloyd’s Operations, including the $3.4 million decrease in the Hurricanes Katrina and Rita net loss estimates and reserve reductions in the liability and offshore energy business across all underwriting years as a result of shortened development patterns.
The 2004 consolidated grand total gross cumulative reserve redundancy of $98.6 million consisted of prior years’ savings of $76.5 million from the Insurance Companies and $22.1 million from marine and energy business written by the Lloyd’s Operations. The Insurance Company’s 2004 gross loss reserve redundancy of $76.5 million was due to favorable development in the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2004 underwriting years and professional liability businesses, and also included prior years’ savings of $17.9 million for the reduction of asbestos liabilities principally due to the 2005 settlements of two large claims coupled with a reevaluation of our remaining asbestos exposures. Such 2004 gross loss reserve savings in asbestos reserves were also the principal contributors to the 2003 gross consolidated reserve savings of $20.7 million.
The 2004 consolidated grand total net cumulative reserve redundancy of $62.4 million was generated mostly from the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2004 underwriting years and the professional liability business written by the Insurance Companies and the marine and energy business written by the Lloyd’s Operations.
The 2003 grand total net cumulative reserve redundancy of $31.0 million was principally generated from a cumulative redundancy of $16.3 million from the marine and energy business written by the Lloyd’s Operations.
The 2002 consolidated grand total gross and net cumulative reserve deficiencies of $164.4 million and $49.7 million, respectively, were generated mainly from reserve actions taken in the 2003 fourth quarter for the Insurance Companies as discussed below:
Gross and net asbestos loss reserves were increased $77.8 million and $31.6 million, respectively, as a result of a review of asbestos exposures conducted by the Company in the 2003 fourth quarter. This gross asbestos loss deficiency was subsequently reduced by $17.4 million during 2005. Such cumulative gross and net deficiency amounts are also contained in all years prior to 2002 in the above table since the increased reserves relate primarily to policies underwritten by the Company’s wholly-owned insurance agency subsidiaries in the late 1970’s and first half of the 1980’s.

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
The 2000 Lloyd’s Operations’ gross and net cumulative reserve deficiencies of $30.7 million and $10.5 million, respectively, resulted from our Lloyd’s Operations establishing reserves against premiums from prior years which were received in excess of our original premium estimates and strengthening the Lloyd’s Operations’ reserves related to the 1999 underwriting year. Such amounts also affected the 1999 and 1998 year-end reserves for the Lloyd’s Operations in the above table.
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
Our management believes that its reserves for losses and loss adjustment exposure are adequate to cover the ultimate costs for loss contingencies related to “the subprime mortgage crisis” for our professional liability business. We have received nine claim notifications and there was one new claim / notice of potential claim reported for the twelve months ended December 31, 2008. Claims are from professional liability policies written by the Insurance Companies and there are no reported claims or notices of potential claims reported for the Lloyd’s Operations. All policies are claims-made and defense costs are included within the limits of liability.
Hurricanes Gustav and Ike. During 2008, the Company recorded gross and net loss estimates of $114.0 million and $17.2 million, respectively, exclusive of $12.2 million for the cost of excess of loss reinstatement premiums related to the third quarter 2008 Hurricanes Gustav and Ike. The pre-tax net loss to the Company as a result of Hurricanes Gustav and Ike was approximately $29.3 million, which increased the Company’s 2008 combined ratio by 4.3 ratio points.

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2008 Hurricanes Gustav and Ike for 2008:

Year Ended
December 31, 2008
($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$—
Incurred loss & LAE	114,000
Calendar year payments	6,601

Ending gross reserves	$107,399

Gross case loss reserves	$70,299
Gross IBNR loss reserves	37,100

Ending gross reserves	$107,399

Net of Reinsurance
Beginning net reserves	$—
Incurred loss & LAE	17,169
Calendar year payments	4,246

Ending net reserves	$12,923

Net case loss reserves	$11,696
Net IBNR loss reserves	1,227

Ending net reserves	$12,923

Hurricanes Katrina and Rita. During the 2005 third quarter, the Company recorded gross and net loss estimates of $471.0 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums related to Hurricanes Katrina and Rita.

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2005 Hurricanes Katrina and Rita for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$141,831	$319,230	$465,728
Incurred loss & LAE	(12,250)	(29,349)	—
Calendar year payments	31,849	148,050	146,498

Ending gross reserves	$97,732	$141,831	$319,230

Gross case loss reserves	$62,732	$94,959	$172,916
Gross IBNR loss reserves	35,000	46,872	146,314

Ending gross reserves	$97,732	$141,831	$319,230

Net of Reinsurance
Beginning net reserves	$4,519	$10,003	$19,408
Incurred loss & LAE	(990)	(1,909)	—
Calendar year payments	(138)	3,575	9,405

Ending net reserves	$3,667	$4,519	$10,003

Net case loss reserves	$279	$646	$3,628
Net IBNR loss reserves	3,388	3,873	6,375

Ending net reserves	$3,667	$4,519	$10,003

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
The reserves for asbestos exposures at December 31, 2008 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$23,194	$37,171	$56,838
Incurred loss & LAE	796	(780)	246
Calendar year payments	2,216	13,197	19,913

Ending gross reserves	$21,774	$23,194	$37,171

Gross case loss reserves	$13,918	$16,014	$29,291
Gross IBNR loss reserves	7,856	7,180	7,880

Ending gross reserves	$21,774	$23,194	$37,171

Net of Reinsurance
Beginning net reserves	$16,717	$21,381	$30,372
Incurred loss & LAE	263	1,779	229
Calendar year payments	297	6,443	9,220

Ending net reserves	$16,683	$16,717	$21,381

Net case loss reserves	$9,032	$9,715	$13,678
Net IBNR loss reserves	7,651	7,002	7,703

Ending net reserves	$16,683	$16,717	$21,381

To the extent the Company incurs additional gross loss development for its historic asbestos exposure, the Company’s allowance for uncollectible reinsurance would increase for the reinsurers that are insolvent, in run-off or otherwise no longer active in the reinsurance business. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. Gross loss development for asbestos exposure was not significant in 2008, 2007 and 2006.
At December 31, 2008, the ceded asbestos paid and unpaid recoverables were $8.9 million compared to $10.5 million at December 31, 2007. During 2007, the Company increased its provision for uncollectible reinsurance for asbestos losses by $1.6 million which was recorded in incurred losses. Also in 2007, the Company settled demands for arbitration with two asbestos reinsurers.
Our management believes that the estimates for the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. However, it is possible that the ultimate liability may exceed or be less than such estimates. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified. We continue to review all of our loss reserves, including our asbestos reserves and Hurricanes Gustav, Ike, Katrina and Rita reserves, on a regular basis.

Additional information regarding our loss reserves can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations and Overview—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred” and Note 5, Reserves for Losses and Loss Adjustment Expenses, to our consolidated audited financial statements, both of which are included herein.
Investments
The objective of the Company’s investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies. Secondarily, an important consideration is to optimize the after-tax book income.
The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve its investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks. Our investment guidelines require that the amount of the consolidated fixed-income portfolio rated below “A-” but no lower than “BBB-” by S&P or below “A3” but no lower than “Baa3” by Moody’s Investor Services (“Moody’s”) shall not exceed 10% of the total fixed income and short-term investments. Securities rated below “BBB-” by S&P or “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, can not exceed 5% of consolidated stockholders’ equity. Investments in equity securities that are actively traded on major U.S. stock exchanges can not exceed 20% of consolidated stockholders’ equity. Our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.
The Insurance Companies’ investments are subject to the oversight of their respective Boards of Directors and our Finance Committee of the Parent Company’s Board of Directors. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate. The U.K. Branch’s investments must comply with the regulations set forth by the Financial Services Authority (“FSA”) in the U.K.
The Lloyd’s Operations’ investments are subject to the direction and control of the Board of Directors and the Investment Committee of NUAL, as well as the Parent Company’s Board of Directors and Finance Committee. These investments must comply with the rules and regulations imposed by Lloyd’s and the FSA.

The table set forth below reflects investments, the net investment income earned thereon and the related average yield for each of the years in the three-year period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Invested Assets and Cash
Insurance Companies	$1,509,382	$1,421,365	$1,203,842
Lloyd’s Operations	356,184	301,790	239,760
Parent Company	52,149	44,146	32,308

Consolidated	$1,917,715	$1,767,301	$1,475,910

Net Investment Income
Insurance Companies	$63,544	$58,261	$47,723
Lloyd’s Operations	11,655	10,524	7,694
Parent Company	1,355	1,877	1,478

Consolidated	$76,554	$70,662	$56,895

Average Yield (amortized cost basis)
Insurance Companies	4.3%	4.5%	4.6%
Lloyd’s Operations	3.4%	3.9%	3.4%
Parent Company	3.1%	4.9%	5.3%
Consolidated	4.1%	4.4%	4.4%
Invested assets have increased in 2008 and 2007 primarily due to the cash flows from operations, partially offset by unrealized losses, which drove the increase in investment income over those periods. The consolidated average investment yield of the portfolio decreased in 2008 due to the general decline in market yields over the period and the duration has remained constant at 4.3 years as of December 31, 2008 and 2007.
At December 31, 2008, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities are rated “AAA” by S&P and “Aaa” by Moody’s except for 33 securities approximating $28.3 million, which were all rated investment grade. There are no collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s), asset backed commercial paper or credit default swaps in the Company’s investment portfolio. At December 31, 2008 and 2007, all fixed-maturity and equity securities held by us were classified as available-for-sale.
Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective accounting method.
Since the beginning of 2008, the Company’s tax-exempt portion of its investment portfolio has increased by $99.2 million to approximately 36.8% of the fixed maturities investment portfolio at December 31, 2008 compared to approximately 33.2% at December 31, 2007. As a result, the effective tax rate on net investment income decreased to 25.7% for 2008 compared to 27.8% for 2007 and 28.8% for 2006.

Effective January 1, 2008, the Company adopted the Statement of Financial Accounting Standards No. (“SFAS”) 157 which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A hierarchy of valuation techniques is specified in SFAS 157 based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market data obtained from investment managers or brokers. These two types of inputs have created the following fair value hierarchy:
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

All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities valued as level 1 or level 2 in the SFAS 157 fair value hierarchy are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate SFAS 157 pricing hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a level 3 price.
Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sampling of the pricing and assess their reasonableness.

The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value as of December 31, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed Maturities	$271,392	$1,372,224	$156	$1,643,772
Equity securities	51,802	—	—	51,802
Short-term investments	59,957	160,727	—	220,684

Total	$383,151	$1,532,951	$156	$1,916,258

The one security classified as level 3 in the above table is rated investment grade by both S&P and Moody’s, with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value. There were no significant judgments made in classifying instruments in SFAS 157 hierarchy.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the twelve months ended December 31, 2008:

Twelve Months Ended
December 31, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	(94)
Purchases, sales, paydowns and amortization	(704)
Transfer from Level 3	(1,979)
Transfer to Level 3	330

Level 3 investments as of December 31, 2008	$156

The $0.2 million in level 3 consists of one security being priced with unobservable inputs.

The following tables set forth our cash and investments as of December 31, 2008 and 2007:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)
U.S. Government Treasury and Agency Bonds and foreign government bonds	$361,656	$25,741	$(145)	$336,060
States, municipalities, and political subdivisions	614,609	12,568	(8,036)	610,077
Mortgage- and asset-backed securities:
Mortgage-backed securities	299,775	10,930	(26)	288,871
Collateralized mortgage obligations	56,743	—	(27,119)	83,862
Asset-backed securities	29,436	5	(1,289)	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	113,034

Subtotal	478,638	10,935	(48,784)	516,487
Corporate bonds	188,869	1,398	(14,660)	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	52,523

Cash	1,457	—	—	1,457

Short-term investments	220,684	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$1,939,419

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)
U.S. Government Treasury and Agency Bonds and foreign government bonds	$256,131	$5,984	$(63)	$250,210
States, municipalities, and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Mortgage-backed securities	266,270	2,177	(758)	264,851
Collateralized mortgage obligations	109,560	253	(822)	110,129
Asset-backed securities	64,352	533	(79)	63,898
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975

Subtotal	553,670	3,507	(2,690)	552,853
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities — common stocks	67,240	6,452	(4,704)	65,492

Cash	7,056	—	—	7,056

Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

The following tables set forth our U.S. Treasury and Agency Bonds and foreign government bonds as of December 31, 2008 and 2007:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$290,059	$23,243	$(143)	$266,959
Agency Bonds	58,401	2,008	(2)	56,395
Foreign Government Bonds	13,196	490	—	12,706

Total	$361,656	$25,741	$(145)	$336,060

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$191,876	$5,359	$(27)	$186,544
Agency Bonds	55,158	612	(4)	54,550
Foreign Government Bonds	9,097	13	(32)	9,116

Total	$256,131	$5,984	$(63)	$250,210

The following table sets forth the fifteen largest municipal holdings by counterparty as of December 31, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Commonwealth of Massachusetts	$15,446	$585	$—	$14,861	AA
State of Wisconsin	9,623	84	—	9,539	AA-
State of Louisiana	9,477	57	(158)	9,578	A+
State of California	9,017	32	(628)	9,613	A+
State of North Carolina	9,017	401	—	8,616	AAA
State of Washington	8,193	346	—	7,847	AA
Commonwealth of Pennsylvania	8,119	256	(78)	7,941	AA
State of Ohio	7,652	247	—	7,405	AA+
Illinois Finance Authority	7,380	16	(71)	7,435	BBB+
City of Phoenix	7,328	274	—	7,054	AA+
Delaware Transportation Authority	6,715	351	—	6,364	AA-
City of Chicago	6,662	275	—	6,387	A-
Adams County School District	6,662	—	(285)	6,947	BBB+
Virginia Resources Authority	6,398	133	—	6,265	AAA
New York Local Government Assistance	6,355	—	(319)	6,674	AAA

Subtotal	124,044	3,057	(1,539)	122,526
All Other	490,565	9,511	(6,497)	487,551

Total	$614,609	$12,568	$(8,036)	$610,077

The following table sets forth the composition of the municipal bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2008:

Equivalent	Equivalent
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$578,648	$573,079	$5,569
BBB	Baa	34,055	34,976	(921)
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
N/A	N/A	1,906	2,022	(116)

Total		$614,609	$610,077	$4,532

Of the $614.6 million of municipal bonds held in our portfolio, $45.4 million are prerefunded municipal bonds, which are secured by U.S. Treasury securities.
We analyze our mortgage-backed and asset-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) which are Federal government sponsored entities, and the non-FNMA and non-FHLMC securities broken out by prime, Alt-A and subprime collateral. The securities issued by FNMA and FHLMC are guaranteed by each respective entity but are not guaranteed by the Federal government. However, recent legislation has provided for guarantees by the U.S. Government of up to $100 billion each for FNMA and FHLMC.
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
At December 31, 2008, the Company owned asset-backed securities approximating $0.2 million with subprime mortgage exposures. The securities are rated investment grade and have an effective maturity of 1.8 years. In addition, the Company owned collateralized mortgage obligations approximating $9.2 million classified as Alt-A which is a credit category between prime and subprime. The Alt-A bonds, also rated investment grade, have an effective maturity of 4.4 years. The Company is receiving principal and/or interest payments on all of these securities and believes such amounts are fully collectible.
The following tables set forth our mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities and the quality category (prime, Alt-A and subprime) for such investments as of December 31, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Mortgage-backed securities:
GNMA	$42,258	$1,043	$(5)	$41,220
FNMA	189,232	6,848	(21)	182,405
FHLMC	68,285	3,039	—	65,246
Prime	—	—	—	—
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$299,775	$10,930	$(26)	$288,871

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
($ in thousands)
Collateralized mortgage obligations:
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	48,329	—	(25,043)	73,372
Alt-A	8,414	—	(2,076)	10,490
Subprime	—	—	—	—

Total	$56,743	$—	$(27,119)	$83,862

The following table sets forth the fifteen largest collateralized mortgage obligations as of December 31, 2008:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)

MLCC Mortgage Investors Inc 06 2	2006	$4,065	$4,597	$(532)	AAA	Aaa
Countrywide Alternative Loan Trust 05 85CB	2005	3,880	3,880	—	BBB	Aaa
Citigroup Mortgage Loan Trust 06 AR2	2006	3,597	5,404	(1,807)	NR	A3
GMAC Mortgage Corp Loan Trust 05 AR6	2005	3,491	4,437	(946)	AAA	Aaa
Wells Fargo Mortgage Backed 06 AR8	2006	3,386	6,173	(2,787)	AAA	NR
Merrill Lynch Mortgage Backed 07 2	2007	2,957	4,871	(1,914)	NR	Aa3
Wells Fargo Mortgage Backed 06AR5	2006	2,467	3,813	(1,346)	NR	Baa1
Merrill Lynch Mortgage Investors 05 A9	2005	2,390	4,260	(1,870)	AAA	NR
Countrywide Home Loan Mortgage 06 HYB1	2006	2,198	2,198	—	A	Aaa
Countrywide Home Loan Mortgage 05 HY10	2005	1,115	1,115	—	AAA	Aaa
Wells Fargo Mortgage Backed 05AR4	2005	1,101	1,542	(441)	NR	Aaa
Merrill Lynch Mortgage Investors 05 A9	2005	1,025	1,221	(196)	AAA	NR
Bank of America Mortgage 04 F	2004	968	992	(24)	AAA	Aaa
Master Adjustable Rate Mortage 05 6	2005	937	1,029	(92)	AAA	A2
Countrywide Alternative Loan Trust 07 HY5R	2007	773	1,449	(676)	AAA	Aaa

Subtotal		34,350	46,981	(12,631)
All Other		22,393	36,881	(14,488)

Total		$56,743	$83,862	$(27,119)

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)

Asset-backed securities:
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	28,421	5	(1,178)	29,594
Alt-A	793	—	(25)	818
Subprime	222	—	(86)	308

Total	$29,436	$5	$(1,289)	$30,720

Details of the collateral of our asset backed securities portfolio as of December 31, 2008 are presented below:

						Total
					Total	Amortized	Unrealized
	AAA	AA	A	BBB	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$15,453	$1,971	$1,061	$3,312	$21,797	$22,801	$(1,004)
Credit Cards	802	—	—	—	802	825	(23)
Miscellaneous	6,617	—	—	220	6,837	7,094	(257)

Total	$22,872	$1,971	$1,061	$3,532	$29,436	$30,720	$(1,284)

The commercial mortgage-backed securities are all rated “AAA” by S&P or “Aaa” by Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities portfolio as of December 31, 2008:

				Average
	Issue	Fair	Book	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	LTV %	Rate	Level	Rating	Rating
	($ in thousands)

Wachovia Bank Commercial Mortgage 05 C18	2005	$5,666	$6,839	71.8%	0.8%	31.1%	AAA	Aaa
GS Mortgage Securities Corp II 05 GG4	2005	5,404	6,594	72.0%	0.0%	30.5%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C6	2006	5,295	6,790	63.6%	0.7%	30.2%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C7	2006	4,907	6,334	63.8%	0.9%	30.1%	AAA	Aaa
Citigroup/Deutsche Bank Comm 05 CD1	2005	4,852	5,874	68.4%	0.2%	30.5%	AAA	Aaa
Four Times Square Trust 06 4TS	2006	4,848	7,031	39.4%	0.0%	7.9%	AAA	Aaa
Bear Stearns Commercial Mortgage 06 T22	2006	4,190	4,883	57.7%	0.0%	27.9%	AAA	Aaa
Bear Stearns Commercial Mortgage 07 PW15	2007	3,942	5,138	68.1%	0.4%	30.2%	AAA	Aaa
Banc of America Commercial Mortgage 07 1	2007	3,528	4,784	69.6%	0.7%	30.1%	AAA	Aaa
Morgan Stanley Capital I 07 HQ11	2007	3,523	4,792	69.4%	1.2%	30.1%	AAA	Aaa
Commercial Mortgage Pass Throu 05 C6	2005	3,317	4,054	71.0%	2.7%	30.3%	AAA	Aaa
Merrill Lynch Mortgage Trust 05 CIP1	2005	3,301	4,034	68.8%	0.2%	30.7%	AAA	Aaa
Morgan Stanley Capital I 04 T13	2004	2,790	3,323	58.8%	0.0%	15.0%	AAA	Aaa
Citigroup Commercial Mortgage 06 C5	2006	2,743	3,513	68.8%	2.2%	30.3%	AAA	Aaa
GE Capital Commercial Mortgage 02 1A	2002	2,348	2,504	71.9%	2.8%	23.8%	AAA	Aaa

Subtotal		60,654	76,487
All Other		32,030	36,547

Total		$92,684	$113,034

The following table shows the amount and percentage of the Company’s fixed income portfolio at December 31, 2008 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
($ in thousands)

Extremely Strong	AAA	$1,170,908	63%
Very Strong	AA	346,936	19%
Strong	A	243,014	13%
Adequate	BBB	101,518	5%
Speculative	BB & below	174	0%
Not Rated	NR	1,906	0%

Total	AA	$1,864,456	100%

The Company owns securities credit enhanced by financial guarantors. The following two tables set forth the amount of credit enhanced securities in the fixed maturities portfolio by category at December 31, 2008, identify the amount insured by each financial guarantor and identify the average underlying credit rating of such credit enhanced securities.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Credit enhanced securities:
States, municipalities and political subdivisions	$336,288	$6,181	$(4,250)	$334,357
Mortgage- and asset-backed securities	6,344	—	(530)	6,874
Corporate bonds	1,584	13	(63)	1,634

Total	$344,216	$6,194	$(4,843)	$342,865

					Average
		Gross	Gross	Cost or	Underlying
	Fair	Unrealized	Unrealized	Amortized	Credit
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Financial guarantors:
AMBAC	$72,636	$1,264	$(1,252)	$72,624	AA-
Assured Guaranty LTD	3,869	4	(52)	3,917	A
FGIC	58,553	938	(424)	58,039	AA-
Financial Security Assurance	85,563	2,031	(1,092)	84,624	A+
MBIA	110,753	1,818	(1,575)	110,510	AA-
Radian Group, Inc	5,276	47	(291)	5,520	A
XL Capital	7,566	92	(157)	7,631	A+

Total	$344,216	$6,194	$(4,843)	$342,865	AA-

The average underlying credit rating of the insured securities in the above table rated by S&P or Moody’s if such securities did not have the credit enhancing insurance is included in the “Underlying Credit Rating”. This average rating includes $20.1 million of pre-refunded municipal bonds which have an implied rating of “AAA” but are not otherwise rated by S&P or Moody’s. Such average ratings exclude credit enhanced securities approximating $19.9 million that do not have an underlying rating consisting of municipal bonds approximating $12.0 million, asset-backed securities approximating $6.3 million and corporate bonds approximating $1.6 million.
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

Following is a list of the top fifteen corporate issuer holdings for fixed maturities at fair value. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Bank of America Corp.	$9,399	$36	$(253)	$9,616	A
Citigroup, Inc.	7,197	20	(202)	7,379	A-
Wells Fargo & Co.	5,707	34	(118)	5,791	AA-
Goldman Sachs Group	4,872	—	(550)	5,422	A
General Electric	4,849	27	(8)	4,830	AAA
European Investment Bank	4,805	197	—	4,608	AAA
Morgan Stanley	4,524	—	(432)	4,956	A-
Bank of New York	3,230	45	(11)	3,196	A+
AT&T, Inc.	3,007	—	(76)	3,083	A
Deere & Co.	2,714	5	(29)	2,738	A
Pepsi Bottling Group Inc.	2,686	—	(54)	2,740	A
Cargill, Inc.	2,606	—	(216)	2,822	A
Conoco Phillips	2,550	14	(1)	2,537	A
Mitsubishi UFJ Financial Group	2,530	—	(503)	3,033	A
Progress Energy, Inc.	2,475	29	(60)	2,506	BBB

Subtotal	$63,151	$407	$(2,513)	$65,257
All Other	125,718	991	(12,147)	136,874

Total	$188,869	$1,398	$(14,660)	$202,131

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
As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above.

The following table sets forth the fifteen largest equity securities holdings as of December 31, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$3,614	$—	$—	$3,614
Vanguard Pacific Stock Index	3,273	4	—	3,269
Vanguard European Stock Index	2,939	11	—	2,928
Vanguard Emerging Market Stock Index	2,385	5	—	2,380
Chevron Corp.	2,005	271	—	1,734
Bristol-Myers Squibb Co.	1,313	164	—	1,149
Unilever NV	1,260	108	—	1,152
HJ Heinz Co.	1,215	—	(47)	1,262
Johnson & Johnson	1,188	—	(5)	1,193
Wells Fargo & Co.	1,143	49	—	1,094
Ishares MSCI Japan Index Fund	1,134	—	—	1,134
Verizon Communications Inc.	1,129	87	—	1,042
Comcast Corp.	1,097	—	—	1,097
JP Morgan Chase & Co.	1,095	—	(266)	1,361
BP PLC	1,065	—	—	1,065

Subtotal	25,855	699	(318)	25,474
All Other	25,947	567	(1,669)	27,049

Total	$51,802	$1,266	$(1,987)	$52,523

The following table summarizes all securities in an unrealized loss position at December 31, 2008 and December 31, 2007, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2008		December 31, 2007
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)
Fixed Maturities:
US Government Treasury and Agency Bonds and foreign government bonds
0-6 Months	$3,862	$145	$6,316	$30
7-12 Months	—	—	—	—
> 12 Months	—	—	6,527	33

Subtotal	3,862	145	12,843	63

States, municipalities and political subdivisions
0-6 Months	68,727	2,187	21,853	67
7-12 Months	118,910	4,376	6,045	115
> 12 Months	15,918	1,473	69,671	475

Subtotal	203,555	8,036	97,569	657

Mortgage- and asset-backed securities
0-6 Months	30,670	939	59,191	517
7-12 Months	80,618	26,966	48,496	423
> 12 Months	66,218	20,879	134,858	1,750

Subtotal	177,506	48,784	242,545	2,690

Corporate bonds
0-6 Months	57,805	2,445	20,722	255
7-12 Months	57,971	5,893	25,520	974
> 12 Months	27,873	6,322	38,865	575

Subtotal	143,649	14,660	85,107	1,804

Total Fixed Maturities	$528,572	$71,625	$438,064	$5,214

Equity securities — common stocks
0-6 Months	$8,991	$1,941	$26,257	$3,494
7-12 Months	351	46	4,153	1,209
> 12 Months	—	—	53	1

Total Equity Securities	$9,342	$1,987	$30,463	$4,704

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost.
Period for Which Fair Value is Less than 80% of Amortized Cost

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
($ in thousands)	months	than 6 months	months	or longer	Total

Fixed Maturities	$—	$(477)	$(22,841)	$(20,870)	$(44,188)
Equity Securities	—	(1,090)	—	—	(1,090)

Total	$—	$(1,567)	$(22,841)	$(20,870)	$(45,278)

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
During 2008, the Company identified equity securities with fair value of $34.4 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $28.4 million. The equity impairments include $8.6 million in write-downs to fair value for various broad based ETFs and mutual funds where the fair value was less than 80% of the book value. During 2008, the Company identified fixed maturity securities with fair value of $7.4 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $8.6 million. The total pretax impairment losses recorded in 2008 were $37.0 million.
The table above shows that we have fixed maturity securities with unrealized losses of $43.7 million where the fair value has been less than book value for at least six months. The fair value of these securities as of December 31, 2008 was $91.1 million. These losses consist mainly of non-agency mortgage-backed securities and have not been deemed to be other-than-temporary based on our evaluation of projected cash flows, credit enhancements, cumulative delinquencies and losses, rating agency assessments and other factors. Management believes these securities are trading at depressed levels due to illiquidity in the marketplace and other market based factors rather than the specific credit issues.
The Company held common shares of a bond guarantee company in its equity portfolio at December 31, 2007 which were considered to be other-than-temporarily-impaired and recognized a realized loss on such shares amounting to $0.7 million in the 2007 fourth quarter.
There were no impairment losses recorded in our fixed maturity or equity securities portfolios for the year ended December 31, 2006.

We have classified our fixed maturity impairments by what we believe is the cause of the decline in fair value as follows:

	Credit	Market
	Risk	Conditions
	($ in thousands)

Corporate Bonds	$748	$—
Non-agency mortgage-backed securities	169	7,686

Total	$917	$7,686

The impaired corporate bond was subsequently sold at a gain of $0.6 million from the impaired value when the fair value rose due to the purchase of the issuer by another financial institution.
The portion of impairment attributable to credit risk for mortgage backed securities is the amount of projected principal loss, and any remainder is classified as impairment due to reductions in fair value caused by market conditions such as illiquidity or other general market based factors.
The following table shows the composition by NAIC rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2008. Not all of the securities are rated by S&P and/or Moody’s:

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
			($ in thousands)
1	AAA/AA/A	Aaa/Aa/A	$58,588	82%	$438,015	83%
2	BBB	Baa	12,843	18%	88,477	17%
3	BB	Ba	78	0%	174	0%
4	B	B	—	—	—	—
5	CCC or lower	Caa or lower	—	—	—	—
6	N/A	N/A	116	—	1,906	—

	Total		$71,625	100%	$528,572	100%

At December 31, 2008, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if the securities are sold or if the decline in fair value is deemed to be other-than-temporary.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at December 31, 2008 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$127	0%	$6,815	1%
Due after one year through five years	6,064	8%	113,851	22%
Due after five years through ten years	8,206	11%	89,342	17%
Due after ten years	8,444	12%	141,058	27%

Mortgage- and asset-backed securities	48,784	69%	177,506	33%

Total fixed income securities	$71,625	100%	$528,572	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 2.7 years.
Our realized capital gains and losses for the periods indicated were as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Fixed maturities:
Gains	$3,650	$1,320	$743
(Losses)	(1,670)	(1,749)	(2,385)
(Impairments)	(8,604)	—	—

	(6,624)	(429)	(1,642)

Equity securities:
Gains	720	3,626	714
(Losses)	(3,954)	(536)	(98)
(Impairments)	(28,441)	(655)	—

	(31,675)	2,435	616

Net realized capital gains (losses)	$(38,299)	$2,006	$(1,026)

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
The Insurance Companies utilize the ratings from A.M. Best and S&P for underwriting purposes. The Insurance Companies are rated “A” (Excellent — stable outlook) by A.M. Best and “A” (Strong - stable outlook) by S&P. Syndicate 1221 utilizes the ratings from A.M. Best and S&P for underwriting purposes which apply to all Lloyd’s of London syndicates. Lloyd’s of London is rated “A” (Excellent — stable outlook) by A.M. Best and A+ (Strong — stable outlook) by S&P. In addition, the Company utilizes the senior debt ratings from S&P and Moody’s. The Company’s senior debt is rated BBB (Adequate — stable outlook) by S&P and Baa3 (Moderate credit risk — stable outlook) by Moody’s.
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

Navigators Insurance Company and Navigators Specialty Insurance Company may only pay dividends out of their statutory earned surplus under New York insurance law. Generally, the maximum amount of dividends Navigators Insurance Company and Navigators Specialty Insurance Company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus. For a discussion of our current dividend capacity, see “Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources” included herein.
Under insolvency or guaranty laws in most states in which Navigators Insurance Company and Navigators Specialty Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. Neither Navigators Insurance Company nor Navigators Specialty Insurance Company was subject to any material assessments under state insolvency or guarantee laws during the three year period ended December 31, 2008.
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
The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2008, the results for both Navigators Insurance Company and Navigators Specialty Insurance Company were within the usual values for all IRIS ratios. All of the business written by Navigators Specialty Insurance Company is reinsured by Navigators Insurance Company.
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
State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2007 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC’s risk-based capital reporting requirements.
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
No single insured or reinsured accounted for 10% or more of our gross written premium in 2008.
Employees
As of December 31, 2008, the Company had 445 full-time employees of which 359 were located in the United States, 80 in the United Kingdom, 4 in Belgium and 2 in Sweden.
Available Information on the Internet
This report and all other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. Further, the Company is an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The Company’s website address is http://www.navg.com. Through its website at http://www.navg.com/finance/sec_filings.phtml, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The annual report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.
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
The continuing volatility in the financial markets and the current recession could have a material adverse effect on our results of operations and financial condition.
The significant financial market volatility experienced worldwide during the third and fourth quarters of 2008 has continued in 2009 and the impact on the U.S. and foreign economies appears to be worsening. Although the U.S. and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged.

Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our stock price or investment portfolio. Depending on market conditions, we could incur future additional realized and unrealized losses, which could have a material adverse effect on our results of operations and financial condition. These economic conditions have had an adverse impact on the availability and cost of credit resources generally, which could negatively affect our ability to obtain letters of credit utilized by our Lloyd’s Operations to underwrite business through Lloyd’s of London.
In addition, the continuing financial market volatility and economic downturn could have a material adverse affect on our insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions the U.S. Government has taken or may take in response to the financial market crisis have impacted certain property and casualty insurance carriers. The government is actively taking steps to implement additional measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the property and casualty insurance industry and its competitive landscape.
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
The property/casualty insurance business generally, and the marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have permitted attractive premium levels. We have reduced business during periods of severe competition and price declines and grown when pricing allowed an acceptable return. We expect that our business will continue to experience the effects of this cyclicality, which over the course of time, could result in material fluctuations in our premium volume, revenues or expenses.
We may not be successful in developing our new specialty lines which could cause us to experience losses.
Since 2001, we have entered into a number of new specialty lines of business including professional liability, excess casualty, primary casualty, inland marine, middle markets, personal umbrella insurance, commercial automobile insurance, general liability for certain aspects of the hospitality industry and personal lines coverage on underground fuel tanks. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.

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
Although our investment policy guidelines emphasize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance subsidiaries, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities. Due to these risks we may not be able to realize our investment objectives. In addition, we may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse affect on our results of operations. Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.
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
Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would reduce the fair value of our investment portfolio. It would also provide the opportunity to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the fair value of our investment portfolio. We would then presumably earn lower rates of return on assets reinvested. We may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although we take measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

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
Ratings are a critical factor in establishing the competitive position of insurance companies. The Insurance Companies are rated by A.M. Best and S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best and S&P. A.M. Best reaffirmed its “A” (Excellent) rating for Navigators Insurance Company and Navigators Specialty Insurance Company in 2008. S&P also reaffirmed its “A” (Strong) rating for Navigators Insurance Company and Navigators Specialty Insurance Company in 2008.

Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. There can be no assurance that our current ratings will continue for any given period of time. For a further discussion of our ratings, see “Business — Ratings” included herein.
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
In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. See “Regulation — United States” included herein for a discussion of the TRIA, TRIEA and TRIPRA legislation.
The inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.
We are a holding company and rely primarily on dividends from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and corporate expenses. The ability of our insurance subsidiaries to pay dividends to us in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. For a discussion of our insurance subsidiaries’ current dividend-paying ability, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, included herein. We and our underwriting subsidiaries are subject to regulation by some states as an insurance holding company. Such regulation generally provides that transactions between companies within our consolidated group must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within our consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities. Our underwriting subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds. These regulations may affect our subsidiaries’ ability to provide us with dividends.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our executive and administrative office is located at 6 International Drive in Rye Brook, N.Y. Our lease for this space expires in February 2014. Our underwriting operations are in various locations with non-cancelable operating leases including Charlotte, NC, Chicago, IL, Coral Gables, FL, Corona, CA, Houston, TX, Irvine, CA, New York City, NY, San Francisco, CA, Schaumburg, IL, Seattle, WA, London, England, Antwerp, Belgium and Stockholm, Sweden.
Item 3. LEGAL PROCEEDINGS
Except as described below, the Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Part II
Item 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
The high, low and closing trade prices for the four quarters of 2008 and 2007 were as follows:

	2008			2007
	High	Low	Close	High	Low	Close

First Quarter	$65.01	$50.91	$54.40	$53.16	$45.41	$50.17
Second Quarter	$56.99	$47.23	$54.05	$54.16	$47.52	$53.90
Third Quarter	$66.74	$43.46	$58.00	$55.45	$45.86	$54.25
Fourth Quarter	$60.50	$39.29	$54.91	$66.53	$53.25	$65.00
Information provided to us by our transfer agent and proxy solicitor indicates that there are approximately 300 holders of record and 9,131 beneficial holders of our common stock.

Five Year Stock Performance Graph
The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, which were prepared with the aid of S&P, reflects the cumulative return on the Company’s common stock, the S&P 500 Index and the Insurance Index assuming an original investment in each of $100 on December 31, 2003 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2003 are measured as a change from this Base Period.
The comparison of five year cumulative returns among the Company, the companies listed in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property & Casualty Insurance Index (the “Insurance Index”) is as follows:

	Base	Cumulative Indexed Returns
	Period	Years Ending December 31,
Company / Index	2003	2004	2005	2006	2007	2008

The Navigators Group, Inc.	100	97.54	141.27	156.07	210.56	177.87
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
S&P 500 Property & Casualty Insurance	100	110.42	127.11	143.47	123.44	87.13
The following Annual Return Percentage table, which was prepared with the aid of S&P, reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage
	Years Ending December 31,
Company / Index	2004	2005	2006	2007	2008

The Navigators Group, Inc.	-2.46	44.84	10.48	34.91	-15.52
S&P 500 Index	10.88	4.91	15.79	5.49	-37.00
S&P 500 Property & Casualty Insurance	10.42	15.11	12.87	-13.96	-29.41
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
Recent Sales of Unregistered Securities
None
Use of Proceeds from Public Offering of Debt Securities
None
Purchases of Equity Securities by the Issuer
In October, 2007 the Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Purchases were made from time to time at prevailing prices in open market or privately negotiated transactions through the expiration of the program on December 31, 2008. The timing and amount of purchases under the program were dependent on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. In total, we purchased 224,754 shares of our common stock at an aggregate cost of $11.5 million.

The following table summarizes the Parent Company’s purchases of its common stock during 2008:

			Number of
			Shares	Dollar Value
	Total		Purchased	of Shares that
	Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
($ in thousands, except per share)	Purchased	Per Share	Program	the Program(1)
January 2008	—	—	—	$30,000
February 2008	30,202	$54.66	30,202	$28,349
March 2008	105,824	$53.58	105,824	$22,679

Subtotal first quarter	136,026	$53.82	136,026

April 2008	50,000	$49.90	50,000	$20,184
May 2008	—	—	—	$20,184
June 2008	—	—	—	$20,184

Subtotal second quarter	50,000	$49.90	50,000

July 2008	38,728	$44.51	38,728	$18,460
August 2008	—	—	—
September 2008	—	—	—

Subtotal third quarter	38,728	$44.51	38,728

Total December 31, 2008	224,754	$51.34	224,754	—

(1)	Balance as of the end of the month indicated.

Item 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data including consolidated financial information of the Company for each of the years in the five-year period ended December 31, 2008 derived from the Company’s audited consolidated financial statements. You should read the table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, included herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
		($ in thousands, except per share data)
Operating Information:
Gross written premium	$1,084,922	$1,070,707	$970,790	$779,579	$696,146
Net written premium	661,615	645,796	520,807	380,659	312,730
Net earned premium	643,976	601,977	468,323	338,551	310,995
Net investment income	76,554	70,662	56,895	37,069	26,795
Net realized capital gains (losses)	(38,299)	2,006	(1,026)	1,238	922
Total revenues	683,666	676,659	526,594	385,219	343,029
Income before income taxes	68,731	139,182	106,617	33,754	52,092
Net income	51,692	95,620	72,563	23,564	34,865
Net income per share:
Basic	$3.08	$5.69	$4.34	$1.74	$2.77
Diluted	$3.04	$5.62	$4.30	$1.73	$2.74
Average common shares (000s):
Basic	16,802	16,812	16,722	13,528	12,598
Diluted	16,992	17,005	16,856	13,657	12,715
Combined loss & expense ratio (1):
Loss ratio	61.0%	56.6%	57.7%	69.6%	60.5%
Expense ratio	32.8%	30.9%	30.1%	31.7%	31.7%

Total	93.8%	87.5%	87.8%	101.3%	92.2%

Balance Sheet Information (at end of year):
Total investments and cash	$1,917,715	$1,767,301	$1,475,910	$1,182,236	$854,933
Total assets	3,349,580	3,143,771	2,956,686	2,583,249	1,756,678
Gross loss and LAE reserves	1,853,664	1,648,764	1,607,555	1,557,991	966,117
Net loss and LAE reserves	999,871	847,303	696,116	578,976	463,788
Senior notes	123,794	123,673	123,560	—	—
Stockholders’ equity	689,317	662,106	551,343	470,238	328,578
Common shares outstanding (000s)	16,856	16,873	16,736	16,617	12,657
Book value per share (2)	$40.89	$39.24	$32.94	$28.30	$25.96

Statutory surplus of Navigators Insurance Company	$581,166	$578,668	$524,188	$356,484	$235,561

(1)	Calculated based on earned premium.

(2)	Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

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
Overview
We are an international insurance holding company focusing on specialty products within the overall property/casualty insurance market. The Company’s underwriting segments consists of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes our U.K. Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member.
While management takes into consideration a wide range of factors in planning the Company’s business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy.
The discussions that follow include tables that contain both our consolidated and segment operating results for each of the years in the three-year period ended December 31, 2008. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premium. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

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
Our revenue is primarily comprised of premiums and investment income. The Insurance Companies and Lloyd’s Operations derive their premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company. The Company’s products are distributed through multiple channels, utilizing global, national and regional brokers as well as wholesalers.
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
As a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions have returned as available capacity has increased. The 2008 average renewal premium rates for our Insurance Companies marine business increased approximately 0.4% for the fourth quarter and decreased approximately 2.1% for the twelve month period, including offshore energy 2008 average renewal premium rates which increased approximately 2.3% for the fourth quarter and decreased approximately 9.6% for the twelve months. The 2008 average renewal rates for our Lloyd’s Operations marine business decreased approximately 9.9% for the fourth quarter and 6.2% for the twelve month period, including offshore energy 2008 average renewal rates which increased approximately 4.0% for the fourth quarter and decreased approximately 10.4% for the twelve months. The 2007 average renewal premium rates for our Insurance Companies marine business decreased approximately 1.2% for the fourth quarter and 0.1% for the twelve month period, including offshore energy 2007 average renewal premium rates which decreased approximately 14.2% for the fourth quarter and 2.4% for the twelve months. The 2007 average renewal rates for our Lloyd’s Operations marine business decreased approximately 5.1% for the fourth quarter and 1.2% for the twelve month period, including offshore energy 2007 average renewal rates which decreased approximately 5.5% for the fourth quarter and 3.7% for the twelve months. We expect continuing overall declines in 2009 pricing for most marine lines of business, except offshore energy and marine liability which may strengthen due to the 2008 storm losses, as additional capacity continues to re-enter the marine market.
Specialty liability losses in 2001 to 2003, particularly for construction liability business, resulted in diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business were forced to withdraw from the market resulting in approximate premium rate increases of 13.5% in 2004 and 49.1% in 2003. This was followed by a slight decline in rates of approximately 1.0% in 2005. The 2006 year average renewal rates for the construction liability business declined approximately 5.6%, primarily due to additional competition in the marketplace. This decline continued into 2007 with average renewal premium rates declining approximately 9.7% for the fourth quarter and 10.7% for the twelve months. In 2008, average renewal premium rates declined approximately 10.2% for the fourth quarter and 11.9% for the twelve months. We expect competitive conditions will continue into 2009 resulting in continued but slowing rate of declines in pricing for construction liability and excess liability business.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Following substantial average professional liability renewal rate increases in 2002 and 2003, particularly for D&O insurance, average renewal rates decreased approximately 3.2% in 2004 and then remained relatively level in 2005 and 2006 followed by an approximate 6.6% decrease in 2007. Average 2008 professional liability renewal premium rates increased approximately 0.2% for the fourth quarter and decreased approximately 4.5% for the twelve months. The 2008 D&O insurance renewal premium rates increased approximately 0.5% for the fourth quarter and decreased approximately 2.7% for the twelve months. The 2007 D&O insurance renewal premium rates decreased approximately 7.9% following decreases of approximately 1.7% for 2006 and 2.3% for 2005 and 9.5% for 2004. We anticipate a stabilization in 2009 pricing given the industry dislocation.
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
For additional information regarding our business, see “Business—General”, included herein.

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
The Company has significant catastrophe exposures throughout the world with the largest catastrophe exposure coming from offshore energy risks exposed to hurricanes in the Gulf of Mexico. Following the 2008 hurricane season many offshore energy accounts that suffered claims from Hurricanes Gustav and Ike now have either reduced limits or have used up the entire windstorm limit of the policy. To take account of this in assessing our overall Gulf of Mexico exposure, we have remodeled the offshore energy exposure with these reduced windstorm limits. Based on this assessment, the Company estimates that our probable maximum pre-tax gross and net loss exposure in a theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico would approximate $163 million and $27 million, respectively, including the cost of reinsurance reinstatement premiums. In the absence of the aforementioned policy limits being exhausted, our probable maximum pre-tax gross and net loss exposure would approximate $233 million and $29 million, respectively, including the cost of reinsurance reinstatement premiums.
We are in the process of reassessing the way in which we manage our Gulf of Mexico exposures and the reinsurance protection that is purchased to protect those risks. We are taking steps to reduce our aggregate exposures and to increase profitability moving forward. The estimated probable maximum pre-tax gross and net loss exposure in a so-called or theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico could be significantly different in 2009 depending on the market conditions and reinsurance protection we purchase. The primary policies that create exposure in the Gulf of Mexico renew largely in April and July. We will evaluate the adequacy of the pricing and terms on these policies at that time. If we do not find the pricing and terms to be acceptable our exposure to catastrophic windstorm in the Gulf of Mexico could reduce substantially.
There are a number of significant assumptions and variables related to such an estimate including the size, force and path of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any hurricanes that may occur in the Gulf of Mexico would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate.
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

Hurricanes Gustav, Ike, Katrina and Rita
Hurricanes Gustav and Ike (the “2008 Hurricanes”) which occurred in the 2008 third quarter and Hurricanes Katrina and Rita (the “2005 Hurricanes”) which occurred in the 2005 third quarter generated substantial losses to the property and casualty industry and the marine and energy insurance market due principally to offshore energy losses. There were no significant hurricane losses in 2007 or 2006 that impacted the marine and energy lines of business of the Company.
The Company monitors the development of paid and reported claims activities in relation to the estimate of ultimate losses established for the 2008 Hurricanes and the 2005 Hurricanes.
Management believes that should any adverse loss development for gross claims occur from the 2008 Hurricanes or the 2005 Hurricanes, it would be contained within our reinsurance program. Our actual losses from such hurricanes may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that for the purposes of our estimates we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from the 2008 Hurricanes or the 2005 Hurricanes are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.
See “Business — Loss Reserves” included herein for a discussion of the impact of the 2008 Hurricanes and the 2005 Hurricanes on our financial results.
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
Reserves for Losses and LAE. Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. Due to the inherent uncertainty associated with the reserving process, the ultimate liability may be different from the original estimate. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Additional information regarding our loss reserves can be found in “—Results of Operations—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred,” “Business—Reserves,” and Note 5, Reserves for Losses and Loss Adjustment Expenses, to our consolidated audited financial statements, all of which are included herein.

Reinsurance Recoverables. Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Additional information regarding our reinsurance recoverables can be found in the “Business—Reinsurance Ceded” section and Note 6, Reinsurance, to our consolidated audited financial statements, both included herein.
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
Substantially all of our business is placed through agents and brokers. Since the vast majority of the Company’s gross written premium is primary or direct as opposed to assumed the delays in reporting assumed premium generally do not have a significant effect on the Company’s financial statements, since we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.
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

Impairment of Investment Securities. Impairment of investment securities results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent and ability to retain the investment for a period of time sufficient to allow for an anticipated recovery in value, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. For additional detail regarding our investment portfolio, including disclosures regarding other-than-temporary declines in investment value, see the “Business—Investments” section and Note 4, Investments, to our consolidated audited financial statements, both included herein.
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
Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive prior approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.
Accounting for Lloyd’s Results. We record Syndicate 1221’s assets, liabilities, revenues and expenses under U.S. GAAP. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”). The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss. Additional information regarding our accounting for Lloyd’s results can be found in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated audited financial statements, included herein.

Translation of Foreign Currencies. Financial statements of subsidiaries expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS 52, Foreign Currency Translation, issued by the Financial Accounting Standards Board (“FASB”). Under SFAS 52, functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of accumulated other comprehensive income on the Company’s balance sheet. Statement of income amounts expressed in functional currencies are translated using average exchange rates.
Realized gains and losses resulting from foreign currency transactions are recorded in other income (expense) in the Company’s Consolidated Statements of Income.
Results of Operations and Overview
The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2008, 2007 and 2006. All earnings per share data is presented on a per diluted share basis.
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
Net income for 2008, 2007 and 2006 was $51.7 million or $3.04 per share, $95.6 million or $5.62 per share and $72.6 million or $4.30 per share, respectively. The 2008 year was adversely impacted by Hurricanes Gustav and Ike to the extent of reducing net income by $19.1 million and reducing earnings per share by $1.12.
Consolidated stockholders’ equity increased 4.1% to $689.3 million or $40.89 per share at December 31, 2008 compared to $662.1 million or $39.24 per share at December 31, 2007. The increase was primarily due to 2008 net income of $51.7 million partially offset by the increase in unrealized losses in the Company’s investment portfolio.
Cash flow from operations was $245.3 million, $284.6 million and $146.0 million in 2008, 2007 and 2006, respectively, contributing to the growth in invested assets and net investment income. Investment income increased 8.3% in 2008 to $76.6 million compared to 2007 and increased 24.2% in 2007 to $70.6 million compared to 2006 as the result of the increase in invested assets in both years, partially offset by lower investment yields in 2008.
2008 Results
The 2008 results of operations were adversely impacted by hurricane activity and net realized capital losses. Hurricanes Gustav and Ike reduced 2008 net income by $19.1 million and earnings per share by $1.12. The combined loss and expense ratio was increased by an aggregate 4.3 ratio points for such losses and are inclusive of reinsurance recoveries and related costs for reinsurance reinstatement premiums. Excluding these effects, our financial performance compared to 2007 was stable due to a combination of growth in investment income offset by lower underwriting profits.
The underwriting results benefited from increased net premium revenues despite continuing softening market conditions, and the recording of a net redundancy of prior years’ loss reserves of $50.7 million, or $1.94 per share, which reduced the 2008 combined ratio of 93.8% by 7.9 loss ratio points.
Net investment income increased 8.3% due to the cash flow from operations. The pre-tax investment yield was 4.1% in 2008 compared to 4.4% in 2007.

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
Net investment income increased 24.2% due to the cash flow from operations. The pre-tax investment yield was 4.4% in 2007 and 2006.
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
Revenues. Gross written premium increased to $1.08 billion in 2008 from $1.07 billion in 2007 and from $970.8 million in 2006, increases of 1.3%, 10.2% and 25.0% in 2008, 2007 and 2006, respectively. The growth in gross premiums over the three year period reflects a combination of business expansion in both new and existing lines of business coupled with premium rate changes on renewal policies.

The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Year Ended December 31,
	2008				2007				2006
	Gross		Net	Net	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium	Premium	%	Premium	Premium
						($ in thousands)

Insurance Companies:

Marine & Energy	$305,066	28.1%	$169,055	$153,429	$278,801	26.0%	$141,817	$135,617	266,675	27.5%	129,032	115,109

Specialty	311,846	28.7%	209,871	220,722	355,523	33.2%	242,569	223,724	288,622	29.7%	176,931	156,031

Middle Markets	30,095	2.8%	24,558	22,692	25,870	2.4%	20,864	20,191	22,754	2.3%	18,173	16,449

Professional Liability	109,048	10.1%	63,797	57,316	99,556	9.3%	59,117	55,149	92,760	9.6%	51,192	41,437

Other (1)	6,135	0.6%	5,407	9,139	14,596	1.4%	13,651	8,775	2,035	0.2%	851	697

Insurance Cos. Total	762,190	70.3%	472,688	463,298	774,346	72.3%	478,018	443,456	672,846	69.3%	376,179	329,723

Lloyd’s Operations:

Marine & Energy	243,698	22.4%	153,641	146,152	225,216	21.0%	131,430	132,443	245,134	25.3%	127,636	130,644

Professional Liability	38,872	3.6%	23,404	21,908	34,281	3.2%	23,349	17,659	21,759	2.2%	9,016	4,237

Other (2)	40,162	3.7%	11,882	12,618	36,864	3.5%	12,999	8,419	31,051	3.2%	7,976	3,719

Lloyd’s Ops. Total	322,732	29.7%	188,927	180,678	296,361	27.7%	167,778	158,521	297,944	30.7%	144,628	138,600

Total	$1,084,922	100.0%	$661,615	$643,976	$1,070,707	100.0%	$645,796	$601,977	$970,790	100.0%	$520,807	$468,323

(1)	Includes inland marine, European property and run-off business.

(2)	Includes European property, engineering and construction business.

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for each of the years in the three-year period ended December 31, 2008 consisted of the following:

	2008	2007	2006

Marine liability	27%	31%	33%
Offshore energy	19%	19%	19%
Cargo	11%	11%	10%
P&I	9%	9%	9%
Transport	8%	7%	10%
Inland Marine	8%	4%	0%
Other	7%	5%	6%
Bluewater hull	6%	8%	7%
Craft/Fishing vessel	5%	6%	6%

Total	100%	100%	100%

The marine gross written premium for 2008 increased 9.4% compared to 2007 due to new business partially offset by flattening or declining premium in several classes of business due to increased competitive market conditions. The average marine renewal premium rates during 2008 decreased approximately 2.1%. The marine gross written premium for 2007 increased 4.5% compared to 2006 reflecting new business partially offset by flattening or declining premium in several classes of business due to increased competitive market conditions. The average marine renewal premium rates during 2007 decreased approximately 0.1%. The marine gross written premium for 2006 increased 14.1% compared to 2005 due to growth across several lines of business including offshore energy which benefited from rate increases following losses from the 2005 Hurricanes and protection and indemnity where growth was driven by new business. The average overall marine renewal premium rates during 2006 increased approximately 11%, including the approximate 54% increase in offshore energy rates which was primarily the result of the 2005 Hurricane losses.
Specialty Premium. The gross written premium for each of the years in the three-year period ended December 31, 2008 consisted of the following:

	2008	2007	2006

Construction liability	48%	51%	55%
Commercial umbrella	21%	16%	18%
Programs	15%	12%	9%
Primary E&S	11%	14%	7%
Personal umbrella	3%	3%	5%
Liquor liability	2%	1%	1%
Monarch PAF	0%	0%	1%
Other	0%	3%	4%

Total	100%	100%	100%

The 2008 gross written premium decreased 12.3% when compared to 2007 reflecting declines across most lines of business due to negative renewal rate changes and the housing market slowdown, which is most pronounced in the construction liability line. The 2007 gross written premium increased 23.2% when compared to 2006 reflecting growth across all lines of business including primary casualty which started in the third quarter of 2006. The 2006 gross written premium increased 53.5% when compared to 2005 also reflecting growth across all lines of business along with including premiums generated from our primary casualty business which started in the third quarter of 2006. The average renewal premium rate changes in the contractors’ liability business decreased approximately 11.9%, 10.7% and 5.6% in 2008, 2007 and 2006, respectively, following a relatively flat market in 2005 and increases of 13% and 49% in 2004 and 2003, respectively.
Middle Market Premium. The gross written premium for each of the years in the three-year period ended December 31, 2008 consisted of the following:

	2008	2007	2006

General liability	44%	53%	62%
Commercial automobile liability	42%	34%	28%
Property	14%	13%	10%

Total	100%	100%	100%

The gross written premium for 2008 increased 16.3% compared to 2007 due to product and geographic expansion. The gross written premiums for 2007 increased 13.7% compared to 2006. The average renewal premium rate during 2008 decreased approximately 3.9%.

Professional Liability Premium. The gross written premium for each of the years in the three-year period ended December 31, 2008 consisted of the following:

	2008	2007	2006

D&O (public and private)	69%	68%	68%
Lawyers and other professionals	26%	25%	24%
Architects and engineers	5%	7%	8%

Total	100%	100%	100%

The professional liability premium increased 9.5% to $109.0 million in 2008 from $99.6 million in 2007 reflecting continued growth and the expansion of our professional liability business, and an emerging flight to quality that occurred in the latter part of the year. Average 2008 renewal premium rates for this business decreased approximately 3.9% in 2008. The professional liability premium increased 7.3% to $99.6 million in 2007 from $92.8 million in 2006 when it increased 6.7% from $86.9 million in 2005 reflecting growth and the expansion of our professional liability business. Average 2008 and 2007 renewal premium rates for this business decreased approximately 3.9% and 6.6%, respectively, after being relatively level in 2006. D&O average renewal premium rates decreased approximately 2.7% in 2008, 7.9% in 2007 and 2.0% in 2006.
Property/Other Premium. Property/ Other premium includes European property business written by the U.K. Branch beginning in 2006 and run-off business. The European property business written by the U.K. Branch was discontinued in the 2008 second quarter. Such action did not have any material impact on the U.K. Branch.
Lloyd’s Operations’ Gross Written Premium
Marine Premium. The gross written premium for each of the years in the three-year period ended December 31, 2008 consisted of the following:

	2008	2007	2006

Cargo and specie	38%	39%	43%
Marine liability	24%	21%	19%
Offshore energy	21%	22%	24%
Assumed reinsurance	7%	11%	7%
Hull	7%	6%	6%
Other	3%	1%	1%

Total	100%	100%	100%

The 2008 increase in gross written premium of 8.2% resulted from new business, particularly in the marine liability class. The 2007 decrease in gross written premium of 8.1% resulted from generally deteriorating market conditions that have led us to decline risks that we believe are not adequately priced, particularly in the offshore energy line of business. In addition, some premium estimates recorded during 2006 have been lowered during 2007, which has reduced the 2007 calendar year gross written premium. The 2006 increase of 18.3% resulted from growth across several lines of business but primarily offshore energy which benefited from rate increases following losses from the 2005 Hurricanes.
The average renewal premium rate decreased approximately 6.2% in 2008 and 1.2% in 2007 and increased approximately 13.0% in 2006. The 2006 increase started in the 2005 fourth quarter in the offshore energy business resulting from losses caused by the 2005 Hurricanes.
Professional Liability Premium. The gross written premium for each of the years in the three-year period ended December 31, 2008 consisted of the following:

	2008	2007	2006

E&O	59%	52%	52%
D&O (public and private)	41%	48%	48%

Total	100%	100%	100%

Syndicate 1221 commenced writing professional liability business during the second quarter of 2005. The 2008 and 2007 gross written premium increased 13.4% to $38.9 million and 57.5% to $34.3 million, respectively, compared to the prior year, due to continued expansion and geographic diversification of the book of business.

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
The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	2008		2007		2006
		% of		% of		% of
	Ceded	Gross	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written	Written	Written
	Premium	Premium	Premium	Premium	Premium	Premium
			($ in thousands)
Insurance Companies
Marine	$136,011	44.6%	$136,984	49.1%	$137,643	51.6%
Specialty	101,975	32.7%	112,954	31.8%	111,691	38.7%
Middle Markets	5,537	18.4%	5,006	19.4%	4,581	20.1%
Professional Liability	45,251	41.5%	40,439	40.6%	41,568	44.8%
Other	728	11.9%	945	6.5%	1,184	58.2%

Subtotal	289,502	38.0%	296,328	38.3%	296,667	44.1%

Lloyd’s Operations
Marine	90,057	37.0%	93,786	41.6%	117,498	47.9%
Professional Liability	15,468	39.8%	10,932	31.9%	12,743	58.6%
Other	28,280	70.4%	23,865	64.7%	23,075	74.3%

Subtotal	133,805	41.5%	128,583	43.4%	153,316	51.5%

Total	$423,307	39.0%	$424,911	39.7%	$449,983	46.4%

The percentage of total ceded written premium to total gross written premium in 2008 was 39.0% compared to 39.7% in 2007 and 46.4% in 2006. The Insurance Companies’ and Lloyd’s Operations 2008 ceded marine written premium includes $7.2 million and $5.0 million, respectively, of reinstatement premium related to the losses from Hurricanes Gustav and Ike.

Excluding the effect of ceded reinstatement premiums for the 2008 Hurricanes losses, the ratio of ceded written premium to gross written premium was 38.4%. The declines in the ratio of ceded written premium to gross written premium in 2008 compared to 2007 and in 2007 compared to 2006 were due to a combination of the following factors:
•	Restructuring of the 2008 marine quota share treaties for the Insurance Companies and the Lloyd’s Operations resulting in a large reduction in ceded premium.
•	Reinstatement premium of $12.2 million related to Hurricanes Gustav and Ike recorded in 2008, as discussed above.
•	A reduction of $1.4 million of ceded written premium in the 2008 second quarter as a result of the rescission of a reinsurer’s participation on an excess of loss treaty for middle markets business.
•	An increased retention from $0.5 million to $1.0 million effective April 1, 2007 for the contractors liability business which reduced the amount of premium ceded.
•	Increases in our net retentions on the professional liability pro rata reinsurance treaty which renewed April 1, 2006.
•	The elimination of a 5% reinsurer participation in our Syndicate 1221 2008 stamp capacity.
•
The 2007 third quarter ceded written premium of the Lloyd’s Operations was reduced by approximately $6.4 million for ceded written premium amounts that were over-estimated in prior accounting periods mostly recorded during the six months ended 2007. The estimate change which results in a higher relationship of net premiums retained to gross written premium in the 2007 third quarter was not material to the current and prior quarterly or annual accounting periods.

Net Written Premium. The 2008 net written premium increased 2.4% compared to 2007. The increase was 4.3% when excluding the $12.2 million of ceded reinstatement premiums resulting from the 2008 Hurricanes. The 2007 net written premium increased 24.0% compared to 2006. The increases in net written premium are reflective of the changes in gross written and ceded written premium discussed above.
Net Earned Premium. Net earned premium increased 7.0% in 2008 compared to 2007 and increased 28.5% in 2007 compared to 2006. The 2008 and 2007 net earned premium increases reflect the changes in written premiums discussed above. The 2008 net earned premium was reduced by $12.2 million of reinstatement premium as a result of the losses from the 2008 Hurricanes. Excluding the effects of ceded reinstatement premiums as a result of the 2008 Hurricanes, net earned premium increased 9.0% in 2008 compared to 2007.
Commission Income. Commission income from unaffiliated business decreased 42.1% to $1.0 million in 2008 compared to 2007 and decreased 43.5% to $1.7 million in 2007 compared to $3.1 million in 2006. Beginning with the 2006 underwriting year, there are no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission therefore results from the run-off of underwriting years prior to 2006.
Net Investment Income. Net investment income increased 8.3% and 24.2% in 2008 and 2007, respectively, due primarily to the increase in invested assets resulting from positive cash flow from operations and the net proceeds from the debt offering of $123.5 million received in April 2006. See the “Business—Investments” section included herein for additional information regarding our net investment income.
Net Realized Capital Gains (Losses). Pre-tax net income included $38.3 million of net realized capital losses for 2008 compared to $2.0 million of net realized capital gains for 2007 and net realized capital losses of $1.0 million for 2006. On an after-tax basis, the net realized capital losses were $24.9 million or $1.46 per share compared to the net realized capital gains of $1.3 million or $0.08 per share for 2007 and the net realized capital losses of $0.7 million or $0.04 per share for 2006.
The 2008 and 2007 net realized capital losses include provisions of $37.0 million and $0.7 million, respectively, for declines in the market value of securities which were considered to be other than temporary. The after-tax effects of such provisions on the 2008 and 2007 net income were $24.1 million or $1.42 per share and $0.4 million or $0.3 per share, respectively.
Other Income/(Expense). Other income/(expense) for 2008, 2007 and 2006 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business.

Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net loss and loss adjustment expenses incurred to net earned premium (loss ratios) were 61.0%, 56.6% and 57.7% in 2008, 2007 and 2006, respectively. The 2008 loss ratio of 61.0% was favorably impacted by 7.9 loss ratio points resulting from the $50.7 million net redundancy of prior years’ loss reserves and adversely impacted by 3.7 loss ratio points related to the 2008 Hurricanes. The result of underwriting losses caused by Hurricanes Gustav and Ike of approximately $29.3 million, including $12.2 million of reinstatement costs, increased the 2008 combined ratio by 4.3 ratio points. The 2007 loss ratio of 56.6% was favorably impacted by 7.8 loss ratio points resulting from the $47.0 million net redundancy of prior year loss reserves. The 2007 loss ratio also included 0.9 loss ratio points for the U.K. flood losses in the Insurance Companies’ U.K. Branch’s property business and the Lloyd’s marine cargo business. The 2006 loss ratio of 57.7% was favorably impacted by 3.7 loss ratio points resulting from the $17.2 million net redundancy of prior year loss reserves.
During 2008 and 2007, reserve reductions resulting from periodic reviews of the 2005 Hurricanes’ exposures reduced gross losses incurred by $12.3 million and $29.3 million, respectively. The reductions to the 2005 Hurricanes gross reserve estimates resulted in reductions of $1.0 million and $1.9 million to our 2008 and 2007 net loss incurred estimates, respectively, and reductions of $0.8 million and $0.7 million to our 2008 and 2007 reinstatement cost estimates, respectively. As a result of these reviews in 2007, we also reallocated our net retention for these events between our Insurance Companies and Lloyd’s operations and the result was to increase the Insurance Companies loss incurred by $1.5 million and decrease the Lloyd’s loss incurred by $3.4 million.
Additional information regarding our incurred losses and loss reserves for the 2008 Hurricanes and the 2005 Hurricanes can be found in “Business— Loss Reserves,” included herein.
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
As illustrated in the following table, our overall reinsurance recoverable amounts for paid and unpaid losses have increased during 2008 as the Company recorded reinsurance recoverables for the 2008 Hurricanes, while the reinsurance recoverable amounts for paid losses have declined as the Company continues to bill and collect its recoverables for the 2005 Hurricanes loss payments:

	December 31,	December 31,
	2008	2007	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$67,227	$94,818	$(27,591)
Unpaid losses and LAE reserves	853,793	801,461	52,332

Total	$921,020	$896,279	$24,741

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) for the periods indicated:

	December 31,	December 31,
	2008	2007	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,853,664	$1,648,764	$204,900
Less: Reinsurance recoverable on unpaid losses and LAE reserves	853,793	801,461	52,332

Net loss and LAE reserves	$999,871	$847,303	$152,568

The following tables sets forth our net reported loss and LAE reserves and net IBNR reserves (a non-GAAP measure reconciled above) by segment and line of business for the periods indicated:

	December 31, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$118,263	$115,713	$233,976	49.5%
Specialty
Construction liability	44,415	232,243	276,658	83.9%
All other liability	26,683	80,412	107,095	75.1%

Total Specialty	71,098	312,655	383,753	81.5%

Professional liability	22,913	58,793	81,706	72.0%
Middle Markets	11,983	16,627	28,610	58.1%
Property/Other	10,710	10,305	21,015	49.0%

Total Insurance Companies	234,967	514,093	749,060	68.6%

Lloyd’s Operations:
Marine	117,232	89,698	206,930	43.3%
Other	14,041	29,840	43,881	68.0%

Total Lloyd’s Operations	131,273	119,538	250,811	47.7%

Total	$366,240	$633,631	$999,871	63.4%

	December 31, 2007
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$93,467	$103,500	$196,967	52.5%
Specialty
Construction liability	36,137	213,453	249,590	85.5%
All other liability	17,139	55,031	72,170	76.3%

Total Specialty	53,276	268,484	321,760	83.4%

Professional liability	20,335	50,584	70,919	71.3%
Middle Markets	11,469	10,329	21,798	47.4%
Property/Other	12,790	11,447	24,237	47.2%

Total Insurance Companies	191,337	444,344	635,681	69.9%

Lloyd’s Operations:
Marine	89,957	93,069	183,026	50.9%
Other	7,485	21,111	28,596	73.8%

Total Lloyd’s Operations	97,442	114,180	211,622	54.0%

Total	$288,779	$558,524	$847,303	65.9%

At December 31, 2008, the IBNR loss reserve was $633.6 million or 63.4% of our total loss reserves compared to $558.5 million or 65.9% in 2007.
In addition to $12.9 million of additional net loss reserves for the 2008 Hurricanes, the increase in net loss reserves in all active lines of business is generally a reflection of the growth in net premium volume over the last three years coupled with a changing mix of business to longer tail lines of business such as the specialty lines of business (construction defect, commercial excess, primary excess and personal umbrella), professional liability lines of business and marine liability and transport business in ocean marine. These products, which typically have a longer settlement period compared to the mix of business the Company has historically written, are becoming larger components of our overall business.
The increase in gross loss reserves on the Company’s 2008 and 2007 balance sheets primarily relates to incurred losses for events occurring in those years less loss payments. Gross loss reserves and related reinsurance recoverable amounts related to losses from the 2008 Hurricanes were $107.4 million and $94.5 million at December 31, 2008. Gross loss reserves and related reinsurance recoverable amounts related to losses from the 2005 Hurricanes were $97.7 million and $94.1 million at December 31, 2008, respectively, compared to $141.8 million and $137.3 million at December 31, 2007, respectively.
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

As discussed below and under the caption “Business—Loss Reserves,” there are a number of factors that could cause actual losses and loss adjustment expenses to differ materially from the amount that we have reserved for losses and loss adjustment expenses.
The process of establishing loss reserves is complex and imprecise as it must take into account many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.
The Company’s actuaries generally calculate the IBNR loss reserves for each line of business by underwriting year for major products principally using two standard actuarial methodologies which are projection or extrapolation techniques: the loss ratio method and the Bornheutter-Ferguson method. The loss ratio method is used to calculate the IBNR for the two most current underwriting years while the Bornheutter-Ferguson method is used to calculate the IBNR for all prior underwriting years, except as otherwise described below. Such methodologies are supplemented in most instances by the loss development method and the frequency/severity method which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments under the loss ratio method and the Bornheutter-Ferguson method. In utilizing these methodologies, each of which is generally applicable to both long-tail and short-tail lines of business and all of which are described below, to develop our IBNR loss reserves, a key objective of our actuaries is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected more reliably. This process requires the substantial use of informed judgment and is inherently uncertain.
There are instances in which facts and circumstances require a deviation from the general process described above. Three such instances relate to the IBNR loss reserve processes for our 2008 Hurricanes losses, our 2005 Hurricanes losses and our asbestos exposures, where extrapolation techniques are not applied, except in a limited way, given the unique nature of hurricane losses and limited population of marine excess policies with potential asbestos exposures. In such circumstances, inventories of the policy limits exposed to losses coupled with reported losses are analyzed and evaluated principally by claims personnel and underwriters to establish IBNR loss reserves.
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
The losses for D&O business are generally very large and infrequent, and typically involve securities class actions. D&O claims report reasonably quickly, but may take several years to settle. While the Company has been writing D&O business since 2001, the limited claim history is generally insufficient to establish IBNR loss reserves using Company data. As a result, the Company principally employs assumptions based on industry experience coupled with input from its underwriters and its claims staff’s assessment of potential exposure to establish IBNR loss reserves. Another key assumption with respect to establishing IBNR loss reserves for D&O business is that such industry experience is representative of our future potential loss development with respect to trends in class action activity, such as the impact of stock option backdating, laddering and, most recently, the sub-prime mortgage crisis. As time passes, for a given underwriting year, additional weight is given to assumptions relating to our actual experience and claims outstanding.
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
Prior year reserve redundancies of $50.7 million, $47.0 million and $17.2 million net of reinsurance were recorded in 2008, 2007 and 2006, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.
To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is recorded as a charge or credit to earnings in the period in which the deficiency or redundancy is identified.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Year Ended December 31,
	2008	2007	2006
		($ in thousands)
Insurance Companies
Marine	$(9,291)	$(10,695)	$(4,800)
Specialty	(27,021)	(12,091)	(6,060)
Professional Liability	(3,559)	(10,365)	(1,223)
Middle Markets	1,600	—	—
Property/Other	(3,651)	(645)	(649)

Subtotal Insurance Companies	(41,922)	(33,796)	(12,732)
Lloyd’s Operations	(8,824)	(13,213)	(4,482)

Total	$(50,746)	$(47,009)	$(17,214)

Following is a discussion of relevant factors impacting our 2008 loss reserves:
The Insurance Companies recorded $9.3 million of net prior year savings for marine business, primarily comprised of $4.7 million of savings in the marine liability business, $3.8 million of savings in the offshore energy business, $2.8 million of savings in the protection and indemnity business, $1.4 million of savings in the transport business and $1.4 million of savings due to a review of reinsurance recoverable in the second quarter of 2008, partially offset by $2.7 million of strengthening in the cargo business, $1.4 million of strengthening in the craft and hull businesses, and $0.7 million recorded for a commutation with a reinsurer. The favorable development for marine liability, offshore energy, protection and indemnity, and transport was primarily due to reduced claims activity for underwriting years 2003 through 2006 as well as IBNR loss reserve reductions that resulted from the reduced claims activity. The adverse development for cargo, craft and hull was primarily due to several large claims in underwriting years 2005 and 2006. The adverse development recorded for the commutation is due to the fact that the discounted reserves were assumed from the reinsurer but the undiscounted reserves were recorded in the financials.
The Insurance Companies recorded $27.0 million of net prior year savings for specialty business, which is comprised of $31.6 million savings in the contractors liability business, $1.4 million of savings in the commercial umbrella business, $1.0 million of savings in the personal umbrella business, and $0.8 million of savings in the primary E&S business; partially offset by $7.1 million of strengthening due to greater than expected loss activity in a discontinued liquor liability program and $0.8 million of strengthening in the program business. The favorable development for contractors liability, commercial umbrella, personal umbrella and primary E&S were primarily due to reduced claims activity in underwriting years 2003 through 2006. The adverse development for the liquor liability business was due to a discontinued program and the adverse development on the programs business was due to an active program.
The Insurance Companies recorded $3.6 million of net prior year savings for professional liability. This was primarily due to the reduction in case and IBNR reserves for the directors and officers business in underwriting years 2004 through 2006 resulting from reported losses being less than anticipated. Directors and officers coverage is claims-made, so no new claims can be reported for underwriting years 2006 and prior after December 31, 2008. The Company reviews the IBNR loss reserves for these underwriting years relative to the open claims to determine if there is potential for development in the open claims. Since there are a lower than expected number of open claims remaining for underwriting years 2006 and prior, the IBNR loss reserves were reduced.

The Insurance Companies recorded $1.6 million of net adverse development in the middle markets business as a result of an actuarial analysis that indicated that strengthening is required for the automobile coverage due to frequency and severity in excess of our expectations.
The Insurance Companies recorded $3.7 million of net prior year savings in the property and aviation run-off business as a result of an actuarial analysis that indicated that the losses are substantially reported and the IBNR loss reserves can be reduced.
The Lloyd’s Operations recorded $8.8 million of net prior year savings, primarily in the marine liability, energy, specie and reinsurance business for underwriting years 2005 and prior. The favorable development is the result of more extensive analysis of the potential future development which led us to shorten the development patterns.
Following is a discussion of relevant factors impacting our 2007 loss reserves:
The Insurance Companies recorded $10.7 million of net prior years’ savings in the marine business primarily comprised of $6.5 million of savings in the transport business, $3.7 million of savings in the marine liability business, $1.6 million of savings in the cargo business, $1.0 million of savings in each of the hull and offshore energy businesses; partially offset by $1.9 million of 2005 Hurricanes Katrina and Rita loss development and $1.6 million for uncollectible reinsurance recoverables for asbestos losses. The favorable development for the liability, cargo, hull and offshore energy coverages was primarily due to reduced claim activity for the 2005 and 2006 underwriting years. Prior to 2007, because the Company did not have sufficient experience in the transport product line, it instead used its hull and liability products loss development experience as a key assumption in setting the IBNR loss reserves for its transport product. Commencing in 2007, our actuaries determined that the Company’s loss development experience for its transport product had become sufficiently credible to begin establishing transport reserves using such experience, which resulted in the prior year savings referred to above recorded for this business.
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

The Lloyd’s Operations recorded $13.2 million of net prior year savings, comprised of $3.4 million due to a review of the 2005 Hurricanes Katrina and Rita loss estimates, a release of approximately $2.0 million following a review of open claim files for the years 1998 to 2001, a $4.6 million reduction in our 2004 underwriting year estimates for the marine liability book due to favorable loss trends, and the remaining $3.2 million was mostly for offshore energy and marine liability business on business underwritten during 2002.
Following is a discussion of relevant factors impacting our 2006 loss reserves:
The Insurance Companies recorded $4.8 million of net prior years’ savings in the marine business consisting of $7.9 million for business written in 2004 and 2005 mostly for favorable loss experience in cargo and marine liability business, partially offset by net prior years’ reserve deficiencies of $3.1 million for 2003 and prior years.
The Insurance Companies recorded $6.1 million of net prior years’ savings in the specialty business of which $18.6 million was for favorable loss trends for construction liability business written in 2005 and 2004 offset by net prior years’ reserve deficiencies of $12.5 million principally for business written from 2000 to 2003 which was mostly for construction defect claims emergence in those years.
As discussed above, the Company establishes reserves for the professional liability business using ultimate loss ratios based on industry experience. During 2006 the Insurance Companies further reduced the net reserves for such claims-made policies compared to year-end 2005, by $1.2 million mostly related to the 2004 year. The reductions were to recognize the low level of open claim counts and continued favorable development compared to expectations at the time the reserves were initially established.
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
As discussed above, our actuaries generally apply the loss ratio method to calculate the IBNR loss reserve for the two most current underwriting years while the Bornhuetter-Ferguson method is used to calculate the IBNR loss reserves for all prior underwriting years except in certain situations such as when limited or insufficient historical data is available.
Set forth below is a sensitivity analysis that estimates the effect on the Company’s net loss reserve position of using alternative expected loss ratios for the underwriting years 2001 to 2008 and alternative loss development factors for the underwriting years 2001 to 2008 rather than those actually used in determining the Company’s best estimates at December 31, 2008. The analysis addresses each major line of business and underwriting year for which a material deviation to the Company’s overall reserve position is believed reasonably possible, and uses what the Company believes is a reasonably likely range of potential deviation for each line of business. The underwriting years prior to 2001 were not included given the maturity of such years and their relatively small contribution to the overall IBNR loss reserve amount at December 31, 2008. Such underwriting years are therefore deemed to be less likely to cause a material deviation to the Company’s overall loss reserve position. There can be no assurance, however, that actual reserve development will be materially consistent with either the original or the adjusted expected loss ratios or loss development factor assumptions, or with other assumptions made in the reserving process, or that a material deviation in loss reserves will not occur for underwriting years prior to 2001.

For the selected alternative expected loss ratios, our actuaries observed the range of ultimate loss ratios recorded for the underwriting years 2001 to 2008 for each major line of business at December 31, 2008.
The reasonably likely ranges of potential deviation in the loss ratios for each line of business for the 2001 to 2008 underwriting years expressed in loss ratio points are as follows:
Reasonably likely loss ratio point variances

	Decrease	Increase

Marine	6%	8%
Specialty	4%	4%
Professional Liability	14%	8%
Syndicate	9%	7%
For the selected alternative loss development factors for the 2001 to 2007 underwriting years, our actuaries observed the range of historical loss development factors recorded for such underwriting years for each major line of business at December 31, 2008. After evaluating the range of loss development factor variances for each underwriting year, our actuaries judgmentally selected a range of reasonably likely variations to determine alternative IBNR loss reserve amounts compared to the amounts recorded for each line of business for the underwriting years 2001 to 2007 out of the range of reasonably possible variations for such underwriting years. Such variations represent the differences in the time that it takes for losses to develop for an underwriting year.
The reasonably likely ranges of potential deviations in the aggregate or overall loss development factors for all underwriting years for each line of business are as follows:
Reasonably likely ultimate loss development factor variances

	Decrease	Increase

Marine	13%	13%
Specialty	7%	9%
Professional Liability	11%	14%
Syndicate	10%	13%

Such sensitivity analysis was performed in the aggregate for all products in each line of business. The use of aggregate data was considered more stable and reliable compared to a product-by-product analysis. We cannot assure you, however, that such use of aggregate data will provide a more accurate range of the actual variations in loss development. The sensitivity analysis uses loss ratios and loss development patterns for the 2001 to 2008 underwriting years, which are believed to be more representative compared to years prior to 2001 given the Company’s evolving mix of business, product changes and other factors. There can be no assurances, however, that the use of such recent history is more predictive of actual development as compared to employing longer periods of history. In addition, while the net loss reserves include the net loss reserves for asbestos exposures, such amounts were excluded from the sensitivity analysis given the nature of how such reserves are established by the Company. While we believe such net reserves are adequate, we cannot assure you that material loss development may not arise in the future from asbestos losses given the complex nature of such exposures.
A significant factor influencing the results of the sensitivity analysis has been the generally favorable loss trends experienced in the most recent four calendar years. Future loss activity may in fact deviate substantially from recent experience by becoming less favorable or, in fact, unfavorable. In such event, future loss activity could lead to smaller than reasonably likely loss reserve savings or larger than reasonably likely loss reserve deficiencies as identified below.
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

	Total	Reasonably Likely Range of Deviation
	Net Loss	Redundancy		Deficiency
	Reserve	Amount	%	Amount	%
	($ in thousands)

Insurance Companies
Marine	$233,976	$13,936	6%	$17,426	7%
Specialty	412,363	21,635	5%	24,227	6%
Professional Liability	81,706	9,108	11%	10,250	13%
Other	21,015	—	0%	—	0%

Total Insurance Companies	749,060	44,679	6%	51,903	7%

Lloyd’s Operations
Marine & Other	250,811	23,556	9%	22,410	9%

Total Company	$999,871	$68,235	7%	$74,313	7%

Increase (decrease) to net income
Amount		$44,353		$(48,303)
Per Share (1)		$2.61		$(2.84)

(1)	Used 17.0 million average diluted shares outstanding for the year ended December 31, 2008.
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentages of commission expense to net earned premium were 13.9% in 2008, 12.9% in 2007 and 12.4% in 2006. The 2008 commission expense ratio excluding the effects of the 2008 Hurricanes was 13.7%.

Other Operating Expenses. The 11.5% and 28.8% increases in other operating expenses when comparing 2008 to 2007 and comparing 2007 to 2006, respectively, were attributable primarily to employee related expenses resulting from expansion of the business.
Interest Expense. The interest expense reflects interest on our senior notes issued in April 2006.
Income Taxes. The income tax expense was $17.0 million, $43.6 million and $34.1 million for 2008, 2007 and 2006, respectively. The effective tax rates for 2008, 2007 and 2006 were 24.8%, 31.3% and 31.9%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of December 31, 2008 and 2007, the net deferred Federal, foreign, state and local tax assets were $54.7 million and $29.2 million, respectively.
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
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $48.4 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.4 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $6.2 million at both December 31, 2008 and 2007. Included in the deferred tax assets are net operating loss carryforwards of $0.5 million and $2.5 million at December 31, 2008 and 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at December 31, 2008 expire from 2021 to 2025.
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
Insurance Companies
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It is primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Wholly-owned underwriting agencies produce, manage and underwrite insurance and reinsurance business for the Insurance Companies.

The following table sets forth the results of operations for the Insurance Companies for each of the years in the three-year period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Gross written premium	$762,190	$774,346	$672,846
Net written premium	472,688	478,018	376,179

Net earned premium	463,298	443,456	329,723
Net losses and loss adjustment expenses	(275,767)	(256,652)	(191,740)
Commission expense	(55,752)	(52,490)	(36,412)
Other operating expenses	(92,297)	(81,053)	(62,459)
Commission income and other income (expense)	2,145	1,510	3,552

Underwriting profit	41,627	54,771	42,664

Investment income	63,544	58,261	47,723
Net realized capital gains (losses)	(37,822)	1,973	(622)

Income before income tax expense	67,349	115,005	89,765

Income tax expense	16,401	35,061	28,843

Net income	$50,948	$79,944	$60,922

Identifiable assets	$2,477,139	$2,322,647	$2,105,293

Loss and loss expenses ratio	59.5%	57.9%	58.2%
Commission expense ratio	12.0%	11.8%	11.0%
Other operating expenses ratio (1)	19.5%	17.9%	17.9%

Combined ratio	91.0%	87.6%	87.1%

(1)	Includes other operating expenses and commission income and other income (expense).

The following table sets forth the underwriting results for the Insurance Companies for each of the years in the three-year period ended December 31, 2008:

	Year Ended December 31, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Gain(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$153,429	$103,606	$48,380	$1,443	67.5%	31.5%	99.0%
Specialty	220,722	119,847	64,427	36,448	54.3%	29.2%	83.5%
Middle Markets	22,692	17,125	8,977	(3,410)	75.5%	39.6%	115.1%
Professional Liability	57,316	33,211	20,410	3,695	57.9%	35.6%	93.5%
Property/Other	9,139	1,978	3,710	3,451	21.6%	40.6%	62.2%

Total	$463,298	$275,767	$145,904	$41,627	59.5%	31.5%	91.0%

	Year Ended December 31, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Gain(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$135,617	$78,808	$42,386	$14,423	58.1%	31.3%	89.4%
Specialty	223,724	125,555	59,784	38,385	56.1%	26.7%	82.8%
Middle Markets	20,191	10,665	6,422	3,104	52.8%	31.8%	84.6%
Professional Liability	55,149	32,602	19,646	2,901	59.1%	35.6%	94.7%
Property/Other	8,775	9,022	3,795	(4,042)	102.8%	43.3%	146.1%

Total	$443,456	$256,652	$132,033	$54,771	57.9%	29.7%	87.6%

	Year Ended December 31, 2006
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Gain(Loss)	Ratio	Ratio	Ratio

Marine & Energy	$115,109	$65,864	$32,229	$17,016	57.2%	28.0%	85.2%
Specialty	156,031	91,120	44,371	20,540	58.4%	28.4%	86.8%
Middle Markets	16,449	7,992	5,767	2,690	48.6%	35.1%	83.7%
Professional Liability	41,437	26,756	12,648	2,033	64.6%	30.5%	95.1%
Property/Other	697	8	304	385	1.2%	43.6%	44.8%

Total	$329,723	$191,740	$95,319	$42,664	58.2%	28.9%	87.1%

Overall, the net earned premium increased 4.5%, 34.5% and 43.3% in 2008, 2007 and 2006, respectively, reflecting business expansion coupled with increased retention of the business written, partially offset by the effect of premium rate changes on renewal policies on certain lines of business.
The 2008 underwriting results were favorably impacted by $41.9 million or 9.0 loss ratio points for net prior year savings, which is discussed in the prior year reserve redundancies/deficiencies section. The 2008 pre-tax net loss to the Insurance Companies as the result of losses caused by Hurricanes Gustav and Ike of approximately $16.3 million, including $7.2 million of reinstatement costs, increased the Insurance Companies 2008 combined ratio by 10.1 combined ratio points. The after tax effect reduced net income by $10.6 million.
The following table sets forth the impact of Hurricanes Gustav and Ike on the Insurance Companies 2008 financial results:

	Hurricane	Hurricane
	Gustav	Ike	Total
	($ in thousands)

Reduction in net earned premiums for reinstatement costs	$(871)	$(6,343)	$(7,214)
Gross losses incurred	7,200	53,800	61,000
Reinsurance recoverable	4,377	47,546	51,923

Net losses incurred	2,823	6,254	9,077

Underwriting loss	$(3,694)	$(12,597)	$(16,291)

After-tax net loss	$(2,401)	$(8,188)	$(10,589)

Reduction in earnings per share	$(0.14)	$(0.48)	$(0.62)

Effect on combined ratio:
Loss and LAE ratio	0.7%	2.1%	2.8%
Expense ratio	0.1%	0.4%	0.5%

Combined ratio	0.8%	2.5%	3.3%

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
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, approximated 4.3%, 4.5% and 4.6% for 2008, 2007 and 2006, respectively. The increase in the 2007 investment income compared to 2006 was primarily due to the investment of new funds from cash flow. The increase in the 2006 investment income compared to 2005 was primarily due to the investment of new funds from cash flow, increase in the portfolio’s yield and the Company’s $100 million statutory surplus contribution from the net proceeds of the Company’s April 2006 debt offering, in an environment of gradually increasing interest rates. The portfolio’s duration was 4.8 years at both December 31, 2008 and 2007, respectively.

The 2008 and 2007 net realized capital losses include provisions of $36.7 million and $0.7 million, respectively, for declines in the market value of securities which were considered to be other than temporary. The after-tax effects of such provisions on the 2008 and 2007 net income were $23.9 million and $0.4 million, respectively.
Lloyd’s Operations
The Lloyd’s Operations consist of NUAL, which manages Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide capacity to Syndicate 1221. Navigators Underwriting Ltd., a wholly-owned underwriting managing agency, underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly-owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium for Syndicate 1221. In July 2008, we opened an underwriting office in Stockholm, Sweden to write professional liability business for Syndicate 1221. The companies comprising our Lloyd’s Operations and Navigators Management (UK) Limited, which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom. In September 2008, Syndicate 1221 began to underwrite insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd. The Company’s focus in China is on opportunities in professional and general liability lines of business.
Syndicate 1221’s stamp capacity was £123 million ($228 million) in 2008, £140 million ($280 million) in 2007 and £123 million ($226 million) in 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. We provided 100% of Syndicate 1221’s total stamp capacity in 2008, 2007 and 2006. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission.
We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.
Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £123 million, the December 31, 2008 exchange rate of £1 equaled $1.46 and in the event of a maximum 3% assessment, the Company would be assessed approximately $5.4 million. In addition, beginning with the 2005 underwriting year, Lloyd’s added a second tier of assets to the existing Central Fund. This second tier was built up through a compulsory interest bearing loan to the Society of Lloyd’s from the Lloyd’s members based on the stamp capacity of each syndicate for the respective underwriting year. The funds were invested in assets eligible for Society of Lloyd’s solvency. The loans, of which the Company had $5.9 million at June 30, 2007, were repaid during the 2007 third quarter from a bond offering completed by Lloyd’s in September 2007.

The following table sets forth the results of operations of the Lloyd’s Operations for each of the years in the three-year period ended December 31, 2008:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Gross written premium	$322,732	$296,361	$297,944
Net written premium	188,927	167,778	144,628

Net earned premium	180,678	158,521	138,600
Net losses and loss adjustment expenses	(117,364)	(83,940)	(78,447)
Commission expense	(34,033)	(25,123)	(21,375)
Other operating expenses	(30,961)	(29,356)	(23,296)
Commission income and other income (expense)	(600)	504	(1,150)

Underwriting profit (loss)	(2,280)	20,606	14,332

Investment income	11,655	10,524	7,694
Net realized capital gains (losses)	(477)	33	(404)

Income before income tax expense	8,898	31,163	21,622

Income tax expense	3,269	10,946	7,601

Net income	$5,629	$20,217	$14,021

Identifiable assets	$779,800	$744,002	$806,948

Loss and loss expenses ratio	65.0%	53.0%	56.6%
Commission expense ratio	18.8%	15.8%	15.4%
Other operating expenses ratio (1)	17.5%	18.2%	17.6%

Combined ratio	101.3%	87.0%	89.6%

(1)	Includes other operating expenses and commission income and other income (expense).
Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business. Market conditions then began to soften and the average renewal premium rates in 2007 decreased approximately 1.2% for the marine and energy business and decreased approximately 3.4% in the professional liability business. The average renewal premium rates for 2008 decreased approximately 8.2% for the marine and energy business and decreased approximately 1.3% for the professional liability business.
The 2008 earnings in the Lloyd’s Operations were impacted by losses caused by Hurricanes Gustav and Ike of approximately $13.1 million, including $5.0 million of reinstatement costs, which increased the 2008 combined ratio by 7.1 combined ratio points. The after tax effect reduced net income by $8.5 million.
The 2008 underwriting results were favorably impacted by approximately $8.8 million or 4.9 loss ratio points for net prior years’ savings due to favorable loss development trends, primarily in the liability and offshore energy lines in underwriting years 2006 and prior, which is discussed in the prior year reserve redundancies/deficiencies section.

The following table sets forth the impact of Hurricanes Gustav and Ike on the Lloyd’s Operations 2008 financial results:

	Hurricane	Hurricane
	Gustav	Ike	Total
	($ in thousands)

Reduction in net earned premiums for reinstatement costs	$(672)	$(4,292)	$(4,964)
Gross losses incurred	6,800	46,200	53,000
Reinsurance recoverable	4,623	40,285	44,908

Net losses incurred	2,177	5,915	8,092

Underwriting loss	$(2,849)	$(10,207)	$(13,056)

After-tax net loss	$(1,852)	$(6,635)	$(8,487)

Reduction in earnings per share	$(0.11)	$(0.39)	$(0.50)

Effect on combined ratio:
Loss and LAE ratio	1.4%	4.7%	6.1%
Expense ratio	0.2%	0.8%	1.0%

Combined ratio	1.6%	5.5%	7.1%

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
The pre-tax yields on the Lloyd’s Operations’ investments, excluding net realized capital gains and losses, approximated 3.4%, 3.9% and 3.4% for 2008, 2007 and 2006, respectively. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations. Generally, the Lloyd’s Operations’ investments have been invested with a relatively short average duration, which is reflected in the yield, in order to meet liquidity needs. The increase in the Lloyd’s Operations net investment income is reflective of the increased investment portfolio primarily due to positive cash flow. The average duration of the Lloyd’s Operations investment portfolio was 1.4 years at December 31, 2008 compared to 1.6 years at December 31, 2007.
See “Results of Operations and Overview — Income Taxes” for a discussion of the Lloyd’s Operations income taxes, included herein.

The table below illustrates the Company’s participation for each year of account in Syndicate 1221:

	2008	2007	2006
	(£ in millions)

Syndicate stamp capacity	£123	£140	£123

Lloyd’s Operations corporate capital participation	100.0%	100.0%	100.0%

Reinsurers participation	0.0%	5.0%	10.0%

Lloyd’s Operations consolidated net participation (1)	100.0%	95.0%	90.0%

(1)	Participation after reinsurance of the Lloyd’s Operations’ corporate capital vehicles, but before other third party reinsurance.
For 2009, Syndicate 1221’s stamp capacity is £115 million ($168 million) and our consolidated net participation is 100%. We have applied to increase our 2009 stamp capacity to £125 million to enable us to increase our writings resulting from new business opportunities.
Off-Balance Sheet Transactions
For a discussion of our letter of credit facility, see “— Liquidity and Capital Resources”, included herein.
Tabular Disclosure of Contractual Obligations
The following table sets forth our known contractual obligations with respect to the items indicated at December 31, 2008:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Reserves for losses and LAE (1)	$1,853,664	$583,173	$662,089	$301,779	$306,623
7% Senior Notes (2)	190,625	8,750	17,500	17,500	146,875
Operating Leases	47,872	5,655	18,792	9,565	13,860

Total	$2,092,161	$597,578	$698,381	$328,844	$467,358

(1)
The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $854 million. See “Business — Loss Reserves” included herein.

(2)	Includes interest payments.

Investments
For a discussion of our investments, see “Business—Investments” included herein.
Liquidity and Capital Resources
Cash flows from operations were $245.3 million, $284.6 million and $146.0 million for 2008, 2007, and 2006, respectively. Operating cash flow was used primarily to acquire additional investments of fixed income securities.
Investments and cash increased to $1.92 billion at December 31, 2008 from $1.77 billion at December 31, 2007. The increase was primarily due to the positive cash flow from operations. Net investment income was $76.6 million for 2008, $70.7 million for 2007 and $56.9 million for 2006.
The approximate pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 4.1% for 2008 and 4.4% for both 2007 and 2006.
At December 31, 2008, the weighted average rating of our fixed maturity investments was “AA” by Standard & Poor’s and “Aa” by Moody’s. We believe that we have limited exposure to credit risk since the fixed maturity investment portfolio, except for $28.3 million consists of investment-grade bonds. At December 31, 2008, our investment portfolio had an average maturity of 5.7 years and a duration of 4.3 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. Impairment losses of $37.0 million and $0.7 million were recorded in 2008 and 2007, respectively. No impairment losses were incurred in 2006. As of December 31, 2008 and 2007, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
The Company has a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If at that time the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British sterling. At December 31, 2008, letters of credit with an aggregate face amount of $78.4 million were issued under the credit facility. The line of credit was unused at December 31, 2008.
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
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buybacks, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through December 31, 2008. We were in compliance with all covenants at December 31, 2008.
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
Time lags do occur in the normal course of business between the time gross losses are paid by the Company and the time such gross losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves are anticipated to be billed and collected over the next several years as gross losses are paid by the Company.

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
At December 31, 2008, ceded asbestos paid and unpaid losses recoverable were $8.9 million of which $4.8 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2008 and 2007, our capital resources were as follows:

	December 31,
	2008	2007
	($ in thousands)

Senior debt	$123,794	$123,673
Stockholders’ equity	689,317	662,106

Total capitalization	$813,111	$785,779

Ratio of debt to total capitalization	15.2%	15.7%

The increase in stockholders’ equity in 2008 was primarily due to net income of $51.7 million, partially offset by unrealized investment portfolio losses and treasury stock purchases. The increase in stockholders’ equity in 2007 was primarily due to net income of $95.6 million.
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
In October, 2007 the Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Purchases were made from time to time at prevailing prices in open market or privately negotiated transactions through the expiration of the program on December 31, 2008. The timing and amount of purchases under the program were dependent on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. In total, we purchased 224,754 shares of our common stock at an aggregate cost of $11.5 million.
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

In July 2006, the Company filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement, which expires in July 2009, allows for the future possible offer and sale by the Company of up to $300 million, in the aggregate, of various types of securities, including common stock, preferred stock or debt securities. The shelf registration statement enables us to efficiently access the public equity or debt markets in order to meet future capital needs, if necessary. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the interest payments on the Company’s senior debt will be made from one or a combination of funds at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2008, surplus of Navigators Insurance Company, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during 2009 without prior regulatory approval was $58.1 million. Dividends of $20.0 million and $8.0 million were paid by Navigators Insurance Company during 2008 and 2007, respectively. No dividends were paid by Navigators Insurance Company in 2006.
Condensed Parent Company balance sheets as of December 31, 2008 and 2007 are shown in the table below:

	December 31,
	2008	2007
	($ in thousands)

Cash and investments	$52,149	$44,146
Investments in subsidiaries	751,864	735,351
Goodwill and other intangible assets	2,534	2,534
Other assets	8,769	6,821

Total assets	$815,316	$788,852

7% Senior Notes due May 1, 2016	$123,794	$123,673
Accounts payable and other liabilities	747	1,615
Accrued interest payable	1,458	1,458
Deferred compensation payable	—	—

Total liabilities	125,999	126,746

Stockholders’ equity	689,317	662,106

Total liabilities and stockholders’ equity	$815,316	$788,852

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2008. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.
The carrying value of our investment portfolio as of December 31, 2008 was $1.9 billion of which 85.7% was invested in fixed-maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed-maturity securities. We do not have any commodity risk exposure.
For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.
There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the twelve months ended December 31, 2008. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
Interest Rate Risk Sensitivity Analysis
Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. “Near-term” means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by us to mitigate such hypothetical losses in fair value.
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
For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2008.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio at December 31, 2008.

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
	($ in thousands)

December 31, 2008:
Total market value	$1,940,899	$1,902,677	$1,864,456	$1,826,421	$1,788,573
Market value change from base	4.10%	2.05%	0.00%	-2.04%	-4.07%
Change in unrealized value	$76,443	$38,221	$—	$(38,035)	$(75,883)
Equity Price Risk
Our portfolio of equity securities, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.
The following table provides additional information on our exposure to equity price risk:

	December 31,
	2008	2007
	($ in thousands)

Fair value of equity securities	$51,802	$67,240
Pre-tax impact of 10 percent decline in market prices for equity exposures	$5,180	$6,724
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning the directors and the executive officers of the Company is contained under “Election of Directors” in the Company’s 2008 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is contained under “Compensation Discussion and Analysis” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under the Company’s equity compensation plans is contained under “Equity Compensation Plan Information” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning relationships and related transactions of the directors and officers of the Company is contained under “Related Party Transactions” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2009 Proxy Statement, which information is incorporated herein by reference.
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

The Navigators Group, Inc. (Company)
Dated: February 23, 2009	By:	/s/ FRANCIS W. MCDONNELL
Francis W. McDonnell
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 23, 2009

/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2009

/s/ FRANCIS W. MCDONNELL Francis W. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2009

/s/ THOMAS C. CONNOLLY Thomas C. Connolly	Vice President and Treasurer Navigators Management Company (Principal Accounting Officer)	February 23, 2009

/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 23, 2009

/s/ PETER A. CHENEY Peter A. Cheney	Director	February 23, 2009

/s/ WILLIAM T. FORRESTER William T. Forrester	Director	February 23, 2009

/s/ LEANDRO S. GALBAN, JR. Leandro S. Galban, Jr.	Director	February 23, 2009

/s/ JOHN F. KIRBY John F. Kirby	Director	February 23, 2009

/s/ MARC M. TRACT Marc M. Tract	Director	February 23, 2009

/s/ ROBERT F. WRIGHT Robert F. Wright	Director	February 23, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
New York, New York
February 24, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
New York, New York
February 24, 2009

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2008, $1,664,755; 2007, $1,508,489)	$1,643,772	$1,522,320
Equity securities, available-for-sale, at fair value (cost: 2008, $52,523; 2007, $65,492)	51,802	67,240
Short-term investments, at cost which approximates fair value	220,684	170,685
Cash	1,457	7,056

Total investments and cash	1,917,715	1,767,301

Premiums in course of collection	170,522	163,081
Commissions receivable	319	2,381
Prepaid reinsurance premiums	188,874	188,961
Reinsurance receivable on paid losses	67,227	94,818
Reinsurance receivable on unpaid losses and loss adjustment expense	853,793	801,461
Net deferred income tax benefit	54,736	29,249
Deferred policy acquisition costs	47,618	51,895
Accrued investment income	17,411	15,605
Goodwill and other intangible assets	6,622	8,084
Other assets	24,743	20,935

Total assets	$3,349,580	$3,143,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,853,664	$1,648,764
Unearned premium	480,665	469,481
Reinsurance balances payable	140,319	161,829
Senior notes	123,794	123,673
Federal income tax payable	5,874	10,868
Accounts payable and other liabilities	55,947	67,050

Total liabilities	2,660,263	2,481,665

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding: 16,856,073 (net of treasury shares) for 2008 and 16,873,094 for 2007	1,708	1,687
Additional paid-in capital	298,872	291,616
Treasury stock, at cost (224,754 shares at 12/31/08)	(11,540)	—
Retained earnings	406,776	355,084
Accumulated other comprehensive income	(6,499)	13,719

Total stockholders’ equity	689,317	662,106

Total liabilities and stockholders’ equity	$3,349,580	$3,143,771

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Year Ended December 31,
	2008	2007	2006

Gross written premium	$1,084,922	$1,070,707	$970,790

Revenues:
Net written premium	$661,615	$645,796	$520,807
(Increase) in unearned premium	(17,639)	(43,819)	(52,484)

Net earned premium	643,976	601,977	468,323
Commission income	1,005	1,736	3,075
Net investment income	76,554	70,662	56,895
Net realized capital gains (losses)	(38,299)	2,006	(1,026)
Other income (expense)	430	278	(673)

Total revenues	683,666	676,659	526,594

Operating expenses:
Net losses and loss adjustment expenses incurred	393,131	340,592	270,187
Commission expense	89,785	77,613	57,787
Other operating expenses	123,148	110,409	85,755
Interest expense	8,871	8,863	6,248

Total operating expenses	614,935	537,477	419,977

Income before income tax expense (benefit)	68,731	139,182	106,617

Income tax expense (benefit):
Current	33,561	47,963	38,644
Deferred	(16,522)	(4,401)	(4,590)

Total income tax expense	17,039	43,562	34,054

Net income	$51,692	$95,620	$72,563

Net income per common share:
Basic	$3.08	$5.69	$4.34
Diluted	$3.04	$5.62	$4.30

Average common shares outstanding:
Basic	16,802	16,812	16,722
Diluted	16,992	17,005	16,856
See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Year Ended December 31,
	2008	2007	2006

Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common stock
Balance at beginning of year	$1,687	$1,674	$1,662
Shares issued under stock plans	21	13	12

Balance at end of year	$1,708	$1,687	$1,674

Additional paid-in capital
Balance at beginning of year	$291,616	$286,732	$282,463
Shares issued under stock plans	7,256	4,884	4,269

Balance at end of year	$298,872	$291,616	$286,732

Treasury stock held at cost
Balance at beginning of year	$—	$—	$—
Treasury stock acquired	(11,540)	—	—

Balance at end of year	$(11,540)	$—	$—

Retained earnings
Balance at beginning of year	$355,084	$259,464	$186,901
Net income	51,692	95,620	72,563

Balance at end of year	$406,776	$355,084	$259,464

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$10,186	$849	$(884)
Change in year	(25,248)	9,337	1,733

Balance at end of year	(15,062)	10,186	849

Cumulative translation adjustments, net of tax
Balance at beginning of year	3,533	2,624	96
Net adjustment	5,030	909	2,528

Balance at end of year	8,563	3,533	2,624

Balance at end of year	$(6,499)	$13,719	$3,473

Total stockholders’ equity at end of year	$689,317	$662,106	$551,343

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2008	2007	2006

Net income	$51,692	$95,620	$72,563

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $(12,034), $4,858 and $1,010 in 2008, 2007 and 2006, respectively(1)	(25,248)	9,337	1,733
Change in foreign currency translation gains or (losses), net of tax expense of $2,709, $490 and $1,361 in 2008, 2007 and 2006, respectively	5,030	909	2,528

Other comprehensive income (loss)	(20,218)	10,246	4,261

Comprehensive income	$31,474	$105,866	$76,824

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$(50,142)	$10,643	$1,046
Less: reclassification adjustment for net gains (losses) included in net income	(24,894)	1,306	(687)

Change in net unrealized gains (losses) on securities, net of tax	$(25,248)	$9,337	$1,733

See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$51,692	$95,620	$72,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	4,761	3,350	3,011
Net deferred income tax (benefit)	(16,522)	(4,401)	(4,590)
Net realized capital (gains) losses	38,299	(2,006)	1,026
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and loss adjustment expenses	(48,314)	129,314	50,019
Reserve for losses and loss adjustment expenses	237,817	34,844	(25,104)
Prepaid reinsurance premiums	(3,701)	(8,410)	(35,354)
Unearned premium	20,183	52,131	81,734
Premiums in course of collection	(14,369)	2,470	5,712
Commissions receivable	2,020	1,279	39
Deferred policy acquisition costs	2,627	(9,770)	(9,142)
Accrued investment income	(1,822)	(2,553)	(2,618)
Reinsurance balances payable	(10,048)	(34,342)	1,342
Federal income tax	(798)	6,847	228
Other	(16,550)	20,270	7,164

Net cash provided by operating activities	245,275	284,643	146,030

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	131,674	156,730	120,947
Sales	186,106	218,044	157,645
Purchases	(473,295)	(624,092)	(539,401)
Equity securities, available-for-sale
Sales	22,041	30,702	6,287
Purchases	(40,746)	(61,930)	(17,812)
Change in payable for securities	(112)	(428)	(604)
Net change in short-term investments	(61,431)	7,560	(4,527)
Purchase of property and equipment	(7,548)	(8,804)	(4,703)

Net cash (used in) investing activities	(243,311)	(282,218)	(282,168)

Financing activities:
Purchase of treasury Stock	(11,540)	—	—
Net proceeds from debt offering	—	—	123,538
Proceeds of stock issued from Employee Stock Purchase Plan	963	606	536
Proceeds of stock issued from exercise of stock options	3,014	1,627	1,265

Net cash provided by financing activities	(7,563)	2,233	125,339

Effect of exchange rate changes on foreign currency cash	—	(6)	38
Increase (decrease) in cash	(5,599)	4,652	(10,761)
Cash at beginning of year	7,056	2,404	13,165

Cash at end of year	$1,457	$7,056	$2,404

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	34,990	40,046	31,533
Interest paid	8,750	8,750	4,715
Issuance of stock to directors	200	181	140
See accompanying notes to consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
The accompanying consolidated financial statements consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries are prepared on the basis of U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts for prior years have been reclassified to conform to the current year’s presentation.
We are an international insurance holding company focusing on specialty products within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors’ liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and, our Lloyd’s Operations.
The Insurance Companies consist of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company.
Our Lloyd’s Operations include Navigators Underwriting Agency Ltd., a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business, professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We participate in the capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year).
Our revenue is primarily comprised of premiums and investment income. The Insurance Companies and Lloyd’s Operations derive their premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for the Company. The Company’s products are distributed through multiple channels, utilizing global, national and regional brokers as well as wholesalers.
Investments
As of December 31, 2008 and 2007, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders’ equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock.

All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities valued as level 1 or level 2 in the Statement of Financial Accounting Standards No. (“SFAS”) 157 fair value hierarchy are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee.
When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements. Risk factors vary by asset type and include length and magnitude of the unrealized loss, credit worthiness of the issuer, duration of the underlying security, rating agency assessment, and default, severity and prepayment assumptions.
The accounting treatment applied to the Company’s investments in mortgage-backed and asset-backed securities is in accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases issued by the Financial Accounting Standards Board (“FASB”). Anticipated prepayments and expected maturities are utilized in applying the interest rate method to our mortgage-backed and asset-backed securities. An effective yield is calculated based on projected principal cash flows at the time of original purchase. The effective yield is used to amortize the purchase price of the security over the security’s expected life. Book values are adjusted to reflect the amortization of premium or accretion of discount on a monthly basis.
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
Realized gains and losses on sales of investments are recognized when the related trades are executed and are determined on the basis of the specific identification method. When a decline in fair value of an investment is considered to be “other-than-temporary”, the investment is written down to fair value with the loss included in net realized capital losses in the Company’s Consolidated Statements of Income.
Syndicate 1221
We record Syndicate 1221’s assets, liabilities, revenues and expenses, after making adjustments to convert Lloyd’s accounting to U.S. GAAP. The most significant U.S. GAAP adjustments relate to income recognition. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of Syndicate 1221’s accounts, including forecasts of expected ultimate losses. At the end of the Lloyd’s three year period for determining underwriting results for an account year, the Syndicate 1221 will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the “reinsurance to close” (“RITC”). The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. The reinsurance to close amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in Syndicate 1221 changes, the reinsurance to close amounts vary accordingly. Navigators provides 100% of Syndicate 1221’s capacity through wholly-owned subsidiaries.

Syndicate 1221’s stamp capacity was £123 million ($228 million) in 2008, £140 million ($280 million) in 2007 and £123 million ($226 million) in 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. The Company participates for 100% of Syndicate 1221’s stamp capacity for the 2008, 2007 and 2006 underwriting years.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets were $6.6 million and $8.1 million at December 31, 2008 and 2007, respectively. The goodwill and other intangible assets consist of $2.5 million for the Navigators Agencies’ at both December 31, 2008 and 2007, and $4.1 million and $5.6 million for the Lloyd’s Operations’ at December 31, 2008 and 2007, respectively. The December 31, 2008 goodwill and intangible assets of $6.6 million consists of $4.6 million of goodwill and $2.0 million of other intangible assets. The December 31, 2007 goodwill and other intangible assets of $8.1 million consists of $5.4 million of goodwill and $2.7 million of other intangible assets. Goodwill and other intangible assets on the Company’s consolidated balance sheets may fluctuate due to changes in the currency exchange rates between the U.S. dollar and the British sterling.
SFAS 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. It also specifies that intangible assets acquired in a purchase method business combination be recognized and reported apart from goodwill. SFAS 142, Goodwill and Other Intangible Assets, changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. The Company completed its annual impairment review of goodwill and other intangible assets resulting in no impairment as of December 31, 2008.
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
Application of New Accounting Standards
In December 2007, the FASB issued SFAS 141(R), Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R), effective for fiscal years beginning on or after December 15, 2008, is to be applied to business combinations occurring after the effective date. The Company’s adoption of SFAS 141(R) at December 31, 2008 did not have any effect on its financial condition or results of operations.
In December 2007, the FASB issued FASB 160, Noncontrolling Interests in Consolidated Financial Statements, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 was effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of SFAS 160 at December 31, 2008 did not have any effect on its financial condition or results of operations.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 enhances the current disclosure framework in SFAS 133 and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 was effective prospectively for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 161 did not have any effect on its financial condition or results of operations.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes the preparers’ responsibilities for selecting the accounting principles for their financial statements. The Company’s adoption of SFAS 162 did not have any effect on its financial condition or results of operations.
In January 2009, the FASB issued FASB Statement of Position (“FSP”) EITF 99-20-a, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20, which amends the impairment (and related interest income measurement) guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets. FSP EITF 99-20-a makes the impairment model for beneficial interests more consistent with the impairment model in FASB 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s adoption of EITF 99-20-a did not have a material effect on its financial condition or results of operations.
Note 2. Earnings per Common Share
Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated:

	Year Ended December 31, 2008
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share

Basic EPS:
Income available to common stockholders	$51,691,583	16,801,713	$3.08
Effect of Dilutive Securities:
Stock options and grants		189,998
Diluted EPS:
Income available to common stockholders	$51,691,583	16,991,711	$3.04

	Year Ended December 31, 2007
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share

Basic EPS:
Income available to common stockholders	$95,620,201	16,812,451	$5.69
Effect of Dilutive Securities:
Stock options and grants		192,398
Diluted EPS:
Income available to common stockholders	$95,620,201	17,004,849	$5.62

	Year Ended December 31, 2006
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share

Basic EPS:
Income available to common stockholders	$72,563,000	16,721,964	$4.34
Effect of Dilutive Securities:
Stock options and grants		133,646
Diluted EPS:
Income available to common stockholders	$72,563,000	16,855,610	$4.30
Options to purchase common shares are not included in the respective computations of diluted earnings per common share when the options’ exercise price is greater than the average market price of the common shares. This situation did not occur for the years presented in the tables directly above.
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

The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued in the 2008 second quarter. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd., a Lloyd’s underwriting agency which manages Syndicate 1221. We participate in the capacity of Syndicate 1221 through two wholly-owned Lloyd’s corporate members.
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

Financial data by segment for 2008, 2007 and 2006 was as follows:

	Year Ended December 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$762,190	$322,732		$1,084,922
Net written premium	472,688	188,927		661,615

Net earned premium	463,298	180,678		643,976
Net losses and loss adjustment expenses	(275,767)	(117,364)		(393,131)
Commission expense	(55,752)	(34,033)		(89,785)
Other operating expenses	(92,297)	(30,961)	$110	(123,148)
Commission income and other income (expense)	2,145	(600)	(110)	1,435

Underwriting profit (loss)	41,627	(2,280)	—	39,347

Investment income	63,544	11,655	1,355	76,554
Net realized capital gains (losses)	(37,822)	(477)	—	(38,299)
Interest expense	—	—	(8,871)	(8,871)

Income (loss) before income tax expense (benefit)	67,349	8,898	(7,516)	68,731

Income tax expense (benefit)	16,401	3,269	(2,631)	17,039

Net income (loss)	$50,948	$5,629	$(4,885)	$51,692

Identifiable assets (1)	$2,477,139	$779,800	$63,452	$3,349,580

Loss and loss expenses ratio	59.5%	65.0%		61.0%
Commission expense ratio	12.0%	18.8%		13.9%
Other operating expenses ratio (2)	19.5%	17.5%		18.9%

Combined ratio	91.0%	101.3%		93.8%

(1)	Includes inter-segment balances causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$305,066	$243,698	$548,764
Specialty	311,846	—	311,846
Middle Markets	30,095	—	30,095
Professional Liability	109,048	38,872	147,920
Other	6,135	40,162	46,297

Total	$762,190	$322,732	$1,084,922

Net written premium:
Marine	$169,055	$153,641	$322,696
Specialty	209,871	—	209,871
Middle Markets	24,558	—	24,558
Professional Liability	63,797	23,404	87,201
Other	5,407	11,882	17,289

Total	$472,688	$188,927	$661,615

Net earned premium:
Marine	$153,429	$146,152	$299,581
Specialty	220,722	—	220,722
Middle Markets	22,692	—	22,692
Professional Liability	57,316	21,908	79,224
Other	9,139	12,618	21,757

Total	$463,298	$180,678	$643,976

	Year Ended December 31, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$774,346	$296,361		$1,070,707
Net written premium	478,018	167,778		645,796

Net earned premium	443,456	158,521		601,977
Net losses and loss adjustment expenses	(256,652)	(83,940)		(340,592)
Commission expense	(52,490)	(25,123)		(77,613)
Other operating expenses	(81,053)	(29,356)		(110,409)
Commission income and other income (expense)	1,510	504		2,014

Underwriting profit	54,771	20,606		75,377

Investment income	58,261	10,524	$1,877	70,662
Net realized capital gains (losses)	1,973	33	—	2,006
Interest expense	—	—	(8,863)	(8,863)

Income (loss) before income tax expense (benefit)	115,005	31,163	(6,986)	139,182

Income tax expense (benefit)	35,061	10,946	(2,445)	43,562

Net income (loss)	$79,944	$20,217	$(4,541)	$95,620

Identifiable assets (1)	$2,322,647	$744,002	$53,501	$3,143,771

Loss and loss expenses ratio	57.9%	53.0%		56.6%
Commission expense ratio	11.8%	15.8%		12.9%
Other operating expenses ratio (2)	17.9%	18.2%		18.0%

Combined ratio	87.6%	87.0%		87.5%

(1)	Includes inter-segment balances causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2007
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$278,801	$225,216	$504,017
Specialty	355,523	—	355,523
Middle Markets	25,870	—	25,870
Professional Liability	99,556	34,281	133,837
Other	14,596	36,864	51,460

Total	$774,346	$296,361	$1,070,707

Net written premium:
Marine	$141,817	$131,430	$273,247
Specialty	242,569	—	242,569
Middle Markets	20,864	—	20,864
Professional Liability	59,117	23,349	82,466
Other	13,651	12,999	26,650

Total	$478,018	$167,778	$645,796

Net earned premium:
Marine	$135,617	$132,443	$268,060
Specialty	223,724	—	223,724
Middle Markets	20,191	—	20,191
Professional Liability	55,149	17,659	72,808
Other	8,775	8,419	17,194

Total	$443,456	$158,521	$601,977

	Year Ended December 31, 2006
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$672,846	$297,944		$970,790
Net written premium	376,179	144,628		520,807

Net earned premium	329,723	138,600		468,323
Net losses and loss adjustment expenses	(191,740)	(78,447)		(270,187)
Commission expense	(36,412)	(21,375)		(57,787)
Other operating expenses	(62,459)	(23,296)		(85,755)
Commission income and other income (expense)	3,552	(1,150)		2,402

Underwriting profit (loss)	42,664	14,332		56,996

Investment income	47,723	7,694	$1,478	56,895
Net realized capital gains (losses)	(622)	(404)	—	(1,026)
Interest expense			(6,248)	(6,248)

Income before income tax expense (benefit)	89,765	21,622	(4,770)	106,617

Income tax expense (benefit)	28,843	7,601	(2,390)	34,054

Net income (loss)	$60,922	$14,021	$(2,380)	$72,563

Identifiable assets (1)	$2,105,293	$806,948	$47,781	$2,956,686

Loss and loss expenses ratio	58.2%	56.6%		57.7%
Commission expense ratio	11.0%	15.4%		12.3%
Other operating expense ratio (2)	17.9%	17.6%		17.8%

Combined ratio	87.1%	89.6%		87.8%

(1)	Includes inter-segment balances causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Year Ended December 31, 2006
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$266,675	$245,134	$511,809
Specialty	288,622	—	288,622
Middle Markets	22,754	—	22,754
Professional Liability	92,760	21,759	114,519
Other	2,035	31,051	33,086

Total	$672,846	$297,944	$970,790

Net written premium:
Marine	$129,032	$127,636	$256,668
Specialty	176,931	—	176,931
Middle Markets	18,173	—	18,173
Professional Liability	51,192	9,016	60,208
Other	851	7,976	8,827

Total	$376,179	$144,628	$520,807

Net earned premium:
Marine	$115,109	$130,644	$245,753
Specialty	156,031	—	156,031
Middle Markets	16,449	—	16,449
Professional Liability	41,437	4,237	45,674
Other	697	3,719	4,416

Total	$329,723	$138,600	$468,323

The Insurance Companies net earned premium includes $69.0 million, $62.2 million and $49.8 million of net earned premium from the U.K. Branch for 2008, 2007 and 2006, respectively.

Note 4. Investments
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
The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at December 31, 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed Maturities	$271,392	$1,372,224	$156	$1,643,772
Equity securities	51,802	—	—	51,802
Short-term investments	59,957	160,727	—	220,684

Total	$383,151	$1,532,951	$156	$1,916,258

The one security classified as level 3 in the above table consists of a structured security rated “AAA” by Standard and Poor’s (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”), with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using level 3 inputs for the twelve months ended December 31, 2008:

Twelve Months Ended
December 31, 2008
($ in thousands)

Level 3 investments as of January 1, 2008	$2,603
Unrealized net gains included in other comprehensive income (loss)	(94)
Purchases, sales, paydowns and amortization	(704)
Transfer from Level 3	(1,979)
Transfer to Level 3	330

Level 3 investments as of December 31, 2008	$156

All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities valued as level 1 or level 2 in the SFAS 157 fair value hierarchy are received from independent pricing services utilized by one of our outside investment managers. The investment manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate SFAS 157 pricing hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a level 3 price.
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

The Company’s fixed maturities and equity securities at December 31, 2008 and 2007 were as follows:

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2008	Fair Value	Gains	(Losses)	Amortized Cost
	($ in thousands)
U.S. Government Treasury and Agency Bonds and foreign government bonds	$361,656	$25,741	$(145)	$336,060
States, municipalities, and political subdivisions	614,609	12,568	(8,036)	610,077
Mortgage- and asset-backed securities:
Mortgage-backed securities	299,775	10,930	(26)	288,871
Collateralized mortgage obligations	56,743	—	(27,119)	83,862
Asset-backed securities	29,436	5	(1,289)	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	113,034

Subtotal	478,638	10,935	(48,784)	516,487
Corporate bonds	188,869	1,398	(14,660)	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	52,523

Cash	1,457	—	—	1,457

Short-term investments	220,684	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$1,939,419

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2007	Fair Value	Gains	(Losses)	Amortized Cost
	($ in thousands)
U.S. Government Treasury and Agency Bonds and foreign government bonds	$256,131	$5,984	$(63)	$250,210
States, municipalities, and political subdivisions	515,883	7,050	(657)	509,490
Mortgage- and asset-backed securities:
Mortgage-backed securities	266,270	2,177	(758)	264,851
Collateralized mortgage obligations	109,560	253	(822)	110,129
Asset-backed securities	64,352	533	(79)	63,898
Commercial mortgage-backed securities	113,488	544	(1,031)	113,975

Subtotal	553,670	3,507	(2,690)	552,853
Corporate bonds	196,636	2,504	(1,804)	195,936

Total fixed maturities	1,522,320	19,045	(5,214)	1,508,489

Equity securities — common stocks	67,240	6,452	(4,704)	65,492

Cash	7,056	—	—	7,056

Short-term investments	170,685	—	—	170,685

Total	$1,767,301	$25,497	$(9,918)	$1,751,722

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

As mentioned above, the Company considers its intent and ability to hold a security until the value recovers as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, new information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above.
When a security in our investment portfolio has an unrealized loss that is deemed to be other-than-temporary, we write the security down to fair value through a charge to operations. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
The 2008 and 2007 net realized capital losses include impairments of $37.0 million and $0.7 million, respectively, for declines in the market value of securities which were considered to be other-than-temporary. In light of the declines in the fair value of these securities and the related economic circumstances causing such declines, the Company believes that their fair value will not recover in the foreseeable future. There were no such impairments recorded in 2006.

The following table summarizes all securities in an unrealized loss position at December 31, 2008 and 2007, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position:

	December 31, 2008		December 31, 2007
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)
Fixed Maturities:
US Government Treasury and Agency Bonds and foreign government bonds
0-6 Months	$3,862	$145	$6,316	$30
7-12 Months	—	—	—	—
> 12 Months	—	—	6,527	33

Subtotal	3,862	145	12,843	63

States, municipalities and political subdivisions
0-6 Months	68,727	2,187	21,853	67
7-12 Months	118,910	4,376	6,045	115
> 12 Months	15,918	1,473	69,671	475

Subtotal	203,555	8,036	97,569	657

Mortgage- and asset-backed securities
0-6 Months	30,670	939	59,191	517
7-12 Months	80,618	26,966	48,496	423
> 12 Months	66,218	20,879	134,858	1,750

Subtotal	177,506	48,784	242,545	2,690

Corporate bonds
0-6 Months	57,805	2,445	20,722	255
7-12 Months	57,971	5,893	25,520	974
> 12 Months	27,873	6,322	38,865	575

Subtotal	143,649	14,660	85,107	1,804

Total Fixed Maturities	$528,572	$71,625	$438,064	$5,214

Equity securities — common stocks
0-6 Months	$8,991	$1,941	$26,257	$3,494
7-12 Months	351	46	4,153	1,209
> 12 Months	—	—	53	1

Total Equity Securities	$9,342	$1,987	$30,463	$4,704

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary and resulted from changes in market conditions.

The table above includes fixed maturity securities with unrealized losses of $43.7 million where the fair value has been less than 80% of book value for at least six months. The fair value of these securities as of December 31, 2008 was $91.1 million. These losses consist mainly of non-agency mortgage backed securities and have not been deemed to be other-than-temporary based on our evaluation of projected cash flows, credit enhancements, cumulative delinquencies and losses, rating agency assessments and other factors. Management believes these securities are trading at depressed levels due to illiquidity in the marketplace and other market based factors rather than the specific credit issues.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at December 31, 2008 are shown in the following table:

Period from
December 31, 2008	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$63,869	$63,404
Due after one year through five years	470,919	465,799
Due after five years through ten years	362,393	352,696
Due after ten years	267,953	266,369
Mortgage- and asset-backed (including GNMAs)	478,638	516,487

Total	$1,643,772	$1,664,755

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 2.7 years.
The Company’s net investment income was derived from the following sources:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Fixed maturities	$73,493	$64,435	$51,102
Equity securities	2,359	1,767	1,168
Short-term investments	3,925	7,363	7,058

	79,777	73,565	59,328
Investment expenses	(3,223)	(2,903)	(2,433)

Net investment income	$76,554	$70,662	$56,895

The Company’s realized capital gains and losses were as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Fixed maturities:
Gains	$3,650	$1,320	$743
(Losses)	(1,670)	(1,749)	(2,385)
(Impairments)	(8,604)	—	—

	(6,624)	(429)	(1,642)

Equity securities:
Gains	720	3,626	714
(Losses)	(3,954)	(536)	(98)
(Impairments)	(28,441)	(655)	—

	(31,675)	2,435	616

Net realized capital gains (losses)	$(38,299)	$2,006	$(1,026)

At December 31, 2008 and 2007, fixed maturities with amortized values of $9.9 million and $10.6 million, respectively, were on deposit with various State Insurance Departments. In addition, at December 31, 2008, investments of $1.2 million were on deposit at a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. Also, at both December 31, 2008 and 2007, $0.3 million of investments were pledged as security under a reinsurance treaty.
At December 31, 2008 and 2007, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government backed issuer.
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

The following table summarizes the activity in the Company’s reserve for losses and LAE during the three most recent years:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Net reserves for losses and LAE at beginning of year	$847,303	$696,116	$578,976

Provision for losses and LAE for claims occurring in the current year	443,877	387,601	287,401
(Decrease) in estimated losses and LAE for claims occurring in prior years	(50,746)	(47,009)	(17,214)

Incurred losses and LAE	393,131	340,592	270,187

Losses and LAE paid for claims occurring during:
Current year	(60,104)	(46,467)	(19,710)
Prior years	(180,459)	(142,938)	(133,337)

Losses and LAE payments	(240,563)	(189,405)	(153,047)

Net reserves for losses and LAE at end of year	999,871	847,303	696,116

Reinsurance receivables on unpaid losses and LAE	853,793	801,461	911,439

Gross reserves for losses and LAE at end of year	$1,853,664	$1,648,764	$1,607,555

The segment and line of business breakdowns of prior years’ net reserve deficiency (redundancy) were as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Insurance Companies
Marine	$(9,291)	$(10,695)	$(4,800)
Specialty	(27,021)	(12,091)	(6,060)
Professional Liability	(3,559)	(10,365)	(1,223)
Middle Markets	1,600	—	—
Property/Other	(3,651)	(645)	(649)

Subtotal Insurance Companies	(41,922)	(33,796)	(12,732)
Lloyd’s Operations	(8,824)	(13,213)	(4,482)

Total	$(50,746)	$(47,009)	$(17,214)

The 2008 consolidated net redundancy of $50.7 million consisted of prior year savings of $41.9 million from the Insurance Companies and $8.8 million from business written by the Lloyd’s Operations. The Insurance Companies’ net redundancy was generated mainly from prior year savings of $31.6 million from the specialty construction liability business as a result of a lower than expected frequency in the 2003 to 2006 underwriting years and $9.3 million from the marine and energy business primarily as a result of favorable loss trends in the liability and energy products across most underwriting years, partially offset by large loss activity in the cargo product. The net redundancy from the Lloyd’s Operations was generated mainly from favorable development in the marine liability, energy, specie and reinsurance products for underwriting years 2005 and prior as a result of shorter development patterns.
Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. We continue to review our reserves on a regular basis.

Note 6. Reinsurance
We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, and to stabilize loss ratios and underwriting results. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. Hurricanes Gustav and Ike in 2008 and Hurricanes Katrina and Rita in 2005 significantly increased our reinsurance recoverables which increased our credit risk.
We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s Rating Services (“S&P”) of “A” or better, or an equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.
The credit quality distribution of the Company’s reinsurance recoverables of $1.11 billion at December 31, 2008 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A. M. Best or S&P was as follows:

A.M. Best	Rating	Recoverable	Percent
Rating(1)	Description	Amounts	of Total
		($ in millions)
A++, A+	Superior	$597.5	54%
A, A-	Excellent	481.8	43%
B++, B+	Very good	0.9	0	%(2)
NR	Not rated	29.7	3	%(2)

Total		$1,109.9	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable

(2)
The Company holds offsetting collateral of approximately 73.8% for B++ and B+ companies and 81.4% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 75.1% of our total recoverables) together with the reinsurance recoverables and collateral at December 31, 2008, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral(1)	Rating &
Reinsurer	Premium	Losses	Total	Held	Rating Agency
	($ in millions)

Swiss Reinsurance America Corporation	$21.3	$116.0	$137.3	$16.2	A+	AMB	(2)
White Mountains Reinsurance of America	10.6	92.4	103.0	26.3	A-	AMB
General Reinsurance Corporation	1.5	66.6	68.1	0.8	A++	AMB
Transatlantic Reinsurance Company	20.9	41.5	62.4	10.3	A	AMB
Everest Reinsurance Company	15.9	36.9	52.8	6.1	A+	AMB
Munich Reinsurance America Inc.	16.2	35.8	52.0	9.7	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	10.0	31.9	41.9	13.0	A+	AMB
National Indemnity Company	9.3	30.7	40.0	5.4	A++	AMB
Platinum Underwriters Re	8.3	30.3	38.6	4.4	A	AMB
Swiss Re Europe	6.1	30.2	36.3	9.9	A+	AMB
Lloyd’s Syndicate #2003	7.2	19.0	26.2	5.2	A	AMB
Berkley Insurance Company	12.5	13.1	25.6	2.2	A+	AMB
Partner Reinsurance Europe	8.7	15.3	24.0	12.2	AA-	S&P
Scor Holding (Switzerland) AG	4.5	18.7	23.2	3.9	A	AMB
Federal Insurance Co.	1.1	19.2	20.3	2.1	A++	AMB
Arch Reinsurance Company	1.9	16.9	18.8	0.2	A	AMB
Partner Reinsurance Company of the U.S.	2.5	14.9	17.4	0.2	A+	AMB
Hannover Ruckversicherung	1.2	16.0	17.2	2.0	A	AMB
Ace Property and Casualty Insurance Company	0.1	14.6	14.7	—	A+	AMB
National Liability & Fire Insurance Company	0.0	14.3	14.3	—	A++	AMB

Top 20 Total	159.8	674.3	834.1	130.1
All Other	29.1	246.7	275.8	99.8

Total	$188.9	$921.0	$1,109.9	$229.9

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations

(2)	A.M. Best
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

Approximately $96.8 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2008 were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. Approximately $101.7 million and $167.7 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2008 and 2007, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
Also included in reinsurance recoverable for paid and unpaid losses is approximately $8.9 million due from reinsurers in connection with our asbestos exposures of which $4.8 million is due from Equitas (a separate United Kingdom authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account).
The following table summarizes written premium:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Direct	$1,016,521	$989,652	$904,863
Assumed	68,401	81,055	65,927
Ceded	(423,307)	(424,911)	(449,983)

Net	$661,615	$645,796	$520,807

The following table summarizes earned premium:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Direct	$993,123	$940,447	$811,794
Assumed	69,989	78,164	65,660
Ceded	(419,136)	(416,634)	(409,131)

Net	$643,976	$601,977	$468,323

The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Direct	$646,095	$532,445	$475,148
Assumed	38,013	18,314	22,854
Ceded	(290,977)	(210,167)	(227,815)

Net	$393,131	$340,592	$270,187

The Company is required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements. Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $2.4 million, $0.9 million and $0.6 million for 2008, 2007 and 2006, respectively.
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
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $48.4 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.4 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the non-U.S. subsidiary assuming all foreign tax credits are realized.

The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)

Current income tax expense:
Federal and foreign	$33,126	$47,864	$38,644
State and local	435	99	—

Subtotal	33,561	47,963	38,644

Deferred income tax expense:
Federal and foreign	(16,522)	(4,401)	(4,590)
State and local	—	—	—

Subtotal	(16,522)	(4,401)	(4,590)

Total income tax expense	$17,039	$43,562	$34,054

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the Federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2008		2007		2006
	($ in thousands)

Computed expected tax expense	$24,056	35.0%	$48,714	35.0%	$37,316	35.0%
Tax-exempt interest	(6,650)	-9.7%	(4,736)	-3.4%	(3,331)	-3.1%
Dividends received deduction	(493)	-0.7%	(345)	-0.2%	(243)	-0.2%
State and local income taxes, net of Federal income tax	284	0.4%	64	0.0%	—	0.0%
Change in the state and local tax net deferred tax assets	(154)	-0.2%	(358)	-0.3%	(981)	-1.0%
Change in the valuation allowance	154	0.2%	358	0.3%	981	1.0%
Other	(158)	-0.2%	(135)	-0.1%	312	0.2%

Actual tax expense and rate	$17,039	24.8%	$43,562	31.3%	$34,054	31.9%

The tax effects of temporary differences that give rise to Federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2008	2007
	($ in thousands)
Deferred tax assets:
Loss reserve discount	$31,393	$28,857
Unearned premium	15,125	14,467
Capital Loss	12,735	336
Compensation related	6,012	5,190
State and local net deferred tax assets	6,194	6,183
Other	682	497

Total gross deferred tax assets	72,141	55,530
Less: Valuation allowance	(6,194)	(6,348)

Total deferred tax assets	65,947	49,182

Deferred tax liabilities:
Deferred acquisition costs	(11,658)	(10,794)
Net unrealized gains (losses) on securities	6,640	(5,394)
Other	(6,193)	(3,745)

Total deferred tax liabilities	(11,211)	(19,933)

Net deferred tax asset	$54,736	$29,249

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences at December 31, 2008, net of any valuation allowance.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $6.2 million at both December 31, 2008 and 2007. Included in the deferred tax assets are net operating loss carryforwards of $0.5 million and $2.5 million at December 31, 2008 and 2007, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at December 31, 2008 expire from 2021 to 2025.
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

Note 8. Credit Facility
The Company has a credit facility provided through a consortium of banks. The credit facility was amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. Also, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009. If at that time the bank consortium does not renew the credit facility, we will need to find other sources to provide the letters of credit or other collateral in order to continue our participation in Syndicate 1221. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 which is denominated in British sterling. At December 31, 2008, letters of credit with an aggregate face amount of $78.4 million were issued under the credit facility. The line of credit was unused at December 31, 2008.
As a result of the 2007 amendment, the cost of the letter of credit portion of the credit facility was reduced to 0.75% from 1.00% for the issued letters of credit and to 0.10% from 0.125% for the unutilized portion of the letter of credit facility. The cost of the line of credit portion of the credit facility was also reduced to 0.75% from 1.00% over the Company’s choice of LIBOR or prime for the utilized portion and to 0.10% from 0.125% for the unutilized portion.
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buybacks, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. No dividends have been declared or paid by the Company through December 31, 2008. We were in compliance with all covenants at December 31, 2008.
Note 9. Senior Note due May 1, 2016
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
Interest expense in each of 2008 and 2007 was $8.9 million compared to $6.2 million from the April 17, 2006 issuance date to December 31, 2006. The fair value of the Senior Notes, which is based on the quoted market price was $83.6 million at December 31, 2008 and $126.7 million at December 31, 2007.

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
Note 11. Commitments and Contingencies
a.
Future minimum annual rental commitments at December 31, 2008 under various noncancellable operating leases for the Company’s office facilities, which expire at various dates through 2018, are as follows:

Year Ended December 31,	($ in thousands)

2009	$5,655
2010	6,733
2011	6,041
2012	6,018
2013	5,616
Subsequent to 2013	17,809

Total	$47,872

The Company is also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $7.1 million, $6.4 million and $4.8 million, respectively.
b.	The Company is not a party to, or the subject of, any material pending legal proceedings which depart from the ordinary routine litigation incident to the kinds of business that it conducts.
c.
Wherever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2008 capacity at Lloyd’s of £123 million, the December 31, 2008 exchange rate of £1 equals $1.46 and assuming the maximum 3% assessment, the Company would be assessed approximately $5.4 million.

Note 12. Share Capital and Share Repurchases
a.	Authorized
The Company’s authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share.
b.	Issued and outstanding
Changes in the Company’s issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Balance, beginning of year	16,873	16,736	16,617
Vested stock grants	36	33	32
Employee stock purchase plan	17	15	15
Stock options exercised	155	89	72
Treasury shares purchased	(225)	—	—

Balance, end of year	16,856	16,873	16,736

There are no preferred shares issued.
In October 2007, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock. Purchases were permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2008. The timing and amount of purchases under the program depended on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. There were no purchases made in the 2007 fourth quarter. During 2008, the Parent Company purchased 224,754 shares of its common stock in the open market at an average cost of $51.34 per share for a total of $11.5 million. The program expired at December 31, 2008.
Note 13. Dividends from Subsidiaries and Statutory Financial Information
Navigators Insurance Company may pay dividends to the Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2008, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2009 without prior regulatory approval was $58.1 million. Navigators Insurance Company paid $20.0 million in dividends to the Company in 2008 and $8.0 million in 2007. No dividends were paid by Navigators Insurance Company in 2006.
The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2008, 2007 and 2006 was $34.0 million, $68.5 million and $48.7 million, respectively. The statutory surplus as filed with the regulatory authorities was $581.2 million and $578.7 million at December 31, 2008 and 2007, respectively.

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
As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and Navigators Specialty Insurance Company were examined by the New York Insurance Department for the years 2001 through 2004. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations and subject to examination by the U.K. Financial Services Authority.
Note 14. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan
Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation and the modified prospective method of adoption selected under the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure.
At the Company’s May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for the Company’s common stock. As of December 31, 2008, 657,760 of such awards were issued leaving 342,240 awards available to be issued in subsequent periods. Upon the approval of the 2005 Stock Incentive Plan, no further awards are being issued under any of the Company’s other stock plans or the stock appreciation rights plan currently in effect. All stock options issued under the 2005 Stock Incentive Plan are exercisable upon vesting for one share of the Company’s common stock and are granted at exercise prices no less than the fair market value of the Company’s common stock on the date of grant.
Stock grants are expensed as they vest. The pretax amounts charged to expense were $8.8 million, $5.3 million and $4.3 million in 2008, 2007 and 2006, respectively. In addition, $30,000 in 2008 and $25,000 in each of 2007 and 2006 of the Company’s common stock was earned by each non-employee director as a portion of the director’s compensation for serving on the Company’s Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2008, 2007 and 2006 for the stock earned by directors was $210,000, $200,000 and $177,000, respectively.

Options and grants generally vest equally over a four year period and the options have a maximum term of ten years. In some cases, grants vest over five years with one-third vesting in each of the third, fourth and fifth years.
Unvested restricted stock grants outstanding at December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008	2007	2006

Stock grants outstanding at beginning of year	391,866	250,149	99,708
Granted	243,587	203,725	208,623
Vested	(63,768)	(40,827)	(40,574)
Forfeited	(13,636)	(21,181)	(17,608)

Balance at end of year	558,049	391,866	250,149

The pretax amounts charged to expense for stock options were $235,000, $581,000 and $946,000 in 2008, 2007 and 2006, respectively. Stock options outstanding at December 31, 2008, 2007 and 2006 were as follows:

	2008		2007		2006
		Average		Average		Average
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Options outstanding at beginning of year	384,350	$23.34	475,250	$22.45	554,000	$21.85
Granted	—		—		—
Exercised	(152,350)	$19.78	(88,525)	$18.38	(71,750)	$17.30
Expired or forfeited	(250)	$29.11	(2,375)	$29.11	(7,000)	$28.25

Options outstanding at end of year	231,750	$25.67	384,350	$23.34	475,250	$22.45

Number of options exercisable	230,250	$25.62	329,600	$22.12	355,000	$20.01

The following table summarizes information about options outstanding at December 31, 2008:

	Outstanding	Average Remaining	Average	Exercisable	Average
Price Range	Options	Contract Life	Exercise Price	Options	Exercise Price

$10 to $15	11,875	1.7	$10.50	11,875	$10.50
$16 to $20	41,500	3.2	$17.35	41,500	$17.35
$21 to $30	156,875	4.9	$27.96	156,875	$27.96
$31 to $37	21,500	6.2	$33.39	20,000	$33.37
The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights (“SARs”) at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Stock Incentive Plan, no further awards are expected to be issued from the Stock Appreciation Rights Plan. The pre-tax amounts charged to expense in 2008, 2007 and 2006 were $(0.6) million, $1.4 million and $0.6 million, respectively.
Stock appreciation rights outstanding at December 31, 2008, 2007 and 2006 were as follows:

	Year Ended December 31,
	2008		2007		2006
		Average		Average		Average
		Exercise		Exercise		Exercise
	SARs	Prices	SARs	Prices	SARs	Prices

SARs outstanding at beginning of year	64,250	$13.63	118,750	$13.41	137,750	$13.51
Granted	—		—		—
Exercised	(5,000)	$10.50	(53,500)	$12.98	(19,000)	$14.16
Expired or forfeited	—		(1,000)	$22.50	—

SARs outstanding at end of year	59,250	$13.89	64,250	$13.63	118,750	$13.41

Number of SARs exercisable	59,250	$13.89	64,250	$13.63	118,750	$13.41

The Company offers an Employee Stock Purchase Plan (the “ESPP”) to all of its eligible employees. The employee is offered the opportunity to purchase the Company’s common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of the Company’s common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be approximately 7,177 shares purchased in 2009 from funds withheld during the July 1, 2008 to December 31, 2008 offering period. There were 16,489 shares purchased in 2008 in the aggregate from funds withheld during the offering periods of July 1, 2007 to December 31, 2007 and January 1, 2008 to June 30, 2008. The ESPP is compensatory under SFAS 123 and therefore the Company is required to expense both the value of the 10% discount and the “look-back” option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2008, 2007 and 2006 were $0.2 million, $0.2 million and $0.1 million, respectively.
Note 15. Retirement Plans
The Company sponsors a defined contribution plan covering substantially all its U.S. employees. For 2008, contributions are equal to 7.5% (15% for 2007 and 2006) of each eligible employee’s gross pay (plus bonus of up to $2,500) up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of their second year and an additional 20% at the end of each subsequent year until being fully vested after six years of service. The expense recorded for the plan, was $2.8 million, $3.0 million and $2.6 million in 2008, 2007 and 2006, respectively. The Company sponsors a similar defined contribution plan under U.K. regulations for its U.K. employees. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary. The expense recorded for this plan was $1.4 million, $1.9 million and $1.4 million for 2008, 2007 and 2006, respectively. Such expenses are included in other operating expenses.
The Company has a 401(k) Plan for all eligible employees. Each eligible employee can contribute a portion of their salary limited by certain Federal regulations. Beginning in 2008, the Company matches 100% of the first 4% that each eligible employee contributes. In addition, beginning in 2008 the Company has the discretion of contributing an additional 4% to each eligible employee’s 401(k) Plan.

Note 16. Quarterly Financial Data (Unaudited)
Following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	($ in thousands, except net income per share)

Gross written premium	$287,146	$279,213	$252,943	$265,620
Net written premium	187,722	174,287	140,318	159,288
Revenues:
Net earned premium	155,740	162,703	154,040	171,493
Commission income	261	467	8	269
Net investment income	18,838	18,731	19,322	19,663
Net realized capital (losses)	(76)	(7,976)	(5,516)	(24,731)
Other income (expense)	11	1,010	(119)	(472)

Total revenues	174,774	174,935	167,735	166,222

Operating expenses:
Net losses and loss adjustment expenses incurred	88,420	91,889	113,269	99,553
Commission expense	20,948	23,490	22,357	22,990
Other operating expenses	29,756	33,237	30,601	29,554
Interest expense	2,217	2,217	2,218	2,219

Total operating expenses	141,341	150,833	168,445	154,316

Income (loss) before income tax expense (benefit)	33,433	24,102	(710)	11,906
Income tax expense (benefit)	10,183	6,681	(1,711)	1,886

Net income	$23,250	$17,421	$1,001	$10,020

Comprehensive income (loss)	$19,556	$810	$(20,245)	$31,353

Combined ratio	89.2%	90.4%	107.9%	88.9%
Net income per common share:
Basic	$1.38	$1.04	$0.06	$0.60
Diluted	$1.36	$1.03	$0.06	$0.59
The increase in 2008 revenues as compared to 2007 was primarily due to the increase in written premium resulting from business expansion in our specialty and professional liability operations, coupled with the retention of more of our premiums by purchasing less reinsurance. Net investment income increased as the result of positive cash flow increasing the investment portfolio.

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007
	($ in thousands, except net income per share)

Gross written premium	$300,861	$276,546	$245,961	$247,336
Net written premium	173,019	161,350	159,102	152,325
Revenues:
Net earned premium	139,046	145,617	156,038	161,276
Commission income	408	486	117	725
Net investment income	16,216	17,330	17,930	19,186
Net realized capital gains (losses)	201	840	(66)	1,031
Other income (expense)	(71)	(253)	298	304

Total revenues	155,800	164,020	174,317	182,522

Operating expenses:
Net losses and loss adjustment expenses incurred	81,192	79,739	88,019	91,642
Commission expense	17,099	17,650	19,676	23,188
Interest expense	26,289	28,608	27,902	27,610
Other operating expenses	2,215	2,215	2,216	2,217

Total operating expenses	126,795	128,212	137,813	144,657

Income before income tax expense	29,005	35,808	36,504	37,865
Income tax expense	9,333	11,433	11,471	11,325

Net income	$19,672	$24,375	$25,033	$26,540

Comprehensive income	$21,273	$12,107	$37,518	$34,968

Combined ratio	89.4%	86.4%	86.6%	87.7%
Net income per common share:
Basic	$1.17	$1.45	$1.49	$1.57
Diluted	$1.17	$1.44	$1.47	$1.55
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

SCHEDULE I
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUMMARY OF CONSOLIDATED INVESTMENTS—OTHER THAN INVESTMENTS
IN RELATED PARTIES
December 31, 2008

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2008	Fair Value	Gains	(Losses)	Amortized Cost
	($ in thousands)
U.S. Government Treasury and Agency Bonds and foreign government bonds	$361,656	$25,741	$(145)	$336,060
States, municipalities, and political subdivisions	614,609	12,568	(8,036)	610,077
Mortgage- and asset-backed securities:
Mortgage-backed securities	299,775	10,930	(26)	288,871
Collateralized mortgage obligations	56,743	—	(27,119)	83,862
Asset-backed securities	29,436	5	(1,289)	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	113,034

Subtotal	478,638	10,935	(48,784)	516,487
Corporate bonds	188,869	1,398	(14,660)	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	52,523

Cash	1,457	—	—	1,457

Short-term investments	220,684	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$1,939,419

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE NAVIGATORS GROUP, INC.
BALANCE SHEETS
(Parent Company)
($ in thousands, except share data)

	December 31,
	2008	2007

ASSETS

Cash and investments	$52,149	$44,146
Investments in subsidiaries	751,864	735,351
Goodwill and other intangible assets	2,534	2,534
Other assets	8,769	6,821

Total assets	$815,316	$788,852

LIABILITIES

7% Senior Notes due May 1, 2016	$123,794	$123,673
Accounts payable and other liabilities	747	1,615
Accrued interest payable	1,458	1,458

Total liabilities	125,999	126,746

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized; issued and outstanding: 16,856,073 for 2008 (net of treasury shares) and 16,873,094 for 2007	1,708	1,687
Additional paid-in capital	298,872	291,616
Treasury stock, at cost (224,754 shares at 12/31/08)	(11,540)	—
Retained earnings	406,776	355,084
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	(15,062)	10,186
Foreign currency translation adjustment, net of tax	8,563	3,533

Total stockholders’ equity	689,317	662,106

Total liabilities and stockholders’ equity	$815,316	$788,852

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF INCOME
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Net investment income	$1,354	$1,877	$1,478
Dividends received from wholly-owned subsidiaries	20,000	8,000	—

Total revenues	21,354	9,877	1,478

Expenses:
Interest expense	8,871	8,863	6,248
Other (income) expense	1,016	(1,996)	2,072

Total expenses	9,887	6,867	8,320

Income (loss) before income tax (benefit)	11,467	3,010	(6,842)
Income tax (benefit)	(3,495)	(1,804)	(2,390)

Income (loss) before equity in undistributed net income of wholly owned subsidiaries	14,962	4,814	(4,452)
Equity in undistributed net income of wholly owned subsidiaries	36,730	90,806	77,015

Net Income	$51,692	$95,620	$72,563

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF CASH FLOWS
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities:
Net income	$51,692	$95,620	$72,563
Adjustments to reconcile net income to net cash (used in) provided by operations:
Equity in undistributed net (income) of wholly- owned subsidiaries	(56,730)	(98,806)	(77,015)
Dividends received from subsidiaries	20,000	8,000	—
Other	604	4,792	(5,505)

Net cash (used in) provided by operating activities	15,566	9,606	(9,957)

Investing activities:
Fixed maturities, available-for-sale
Sales	9,637	—	—
Purchases	(13,500)	10,500	(20,137)
Investments in wholly-owned subsidiaries	—	—	(100,000)
Net (increase) decrease in short-term investments	2,432	(20,497)	5,792

Net cash (used in) investing activities	(1,431)	(9,997)	(114,345)

Financing activities:
Net proceeds from debt offering	—	—	123,538
Purchase of Treasury Stock	(11,540)	—	—
Proceeds of stock issued from employee stock purchase plan	963	606	536
Proceeds of stock issued from exercise of stock options	3,014	1,627	1,265

Net cash provided by financing activities	(7,563)	2,233	125,339

Increase (decrease) in cash	6,572	1,842	1,037
Cash at beginning of year	3,103	1,261	224

Cash at end of year	$9,675	$3,103	$1,261

SCHEDULE III
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

		Reserve					Losses	Amortization
	Deferred	for losses		Other policy			and loss	of deferred
	policy	and loss		claims and	Net	Net	adjustment	policy	Other	Net
	acquisition	adjustment	Unearned	benefits	earned	investment	expenses	acquisition	operating	written
	costs	expenses	premiums	payable	premium	income (1)	incurred	costs (2)	expenses (1)	premium
Year ended December 31, 2008
Insurance Companies	$33,308	$1,359,231	$348,824	$—	$463,298	$63,544	$275,767	$55,752	$92,297	$472,688
Lloyd’s Operations	14,310	494,433	131,841	—	180,678	11,655	117,364	34,033	30,961	188,927

	$47,618	$1,853,664	$480,665	$—	$643,976	$75,199	$393,131	$89,785	$123,258	$661,615

Year ended December 31, 2007
Insurance Companies	$30,840	$1,201,595	$336,261	$—	$443,456	$58,261	$256,652	$52,490	$81,053	$478,018
Lloyd’s Operations	21,055	447,169	133,220	—	158,521	10,524	83,940	25,123	29,356	167,778

	$51,895	$1,648,764	$469,481	$—	$601,977	$68,785	$340,592	$77,613	$110,409	$645,796

Year ended December 31, 2006
Insurance Companies	$24,578	$1,079,379	$292,803	$—	$329,723	$47,723	$191,740	$36,412	$62,459	$376,179
Lloyd’s Operations	17,122	528,176	122,293	—	138,600	7,694	78,447	21,375	23,296	144,628

	$41,700	$1,607,555	$415,096	$—	$468,323	$55,417	$270,187	$57,787	$85,755	$520,807

(1)	Net investment income and other operating expenses reflect only such amounts attributable to the Company’s insurance operations.

(2)	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
REINSURANCE
Written Premium
($ in thousands)

		Ceded to	Assumed		Percentage
	Direct	other	from other	Net	of amount
	Amount	companies	companies	amount	assumed to net

Year ended December 31, 2008
Property-Casualty	$1,016,521	$423,307	$68,401	$661,615	10%

Year ended December 31, 2007
Property-Casualty	$989,652	$424,911	$81,055	$645,796	13%

Year ended December 31, 2006
Property-Casualty	$904,863	$449,983	$65,927	$520,807	13%

SCHEDULE V
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

	Balance at				Balance at
	January 1,	Charged (Credited) to	Charged to	Deductions	December 31,
Description	2008	Costs and Expenses	Other Accounts	(Describe)	2008

Allowance for uncollectible reinsurance	$9,394	$2,411	$—	$—	$11,805

Valuation allowance in deferred taxes	$6,348	$(154)	$—	$—	$6,194

SCHEDULE VI
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
($ in thousands)

		Reserve							Amortization
	Deferred	for losses					Losses and loss adjustment		of deferred
Affiliation	policy	and loss	Discount,		Net	Net	expenses incurred related to		policy	Other	Net
with	acquisition	adjustment	if any,	Unearned	earned	investment	Current	Prior	acquisition	operating	written
Registrant	costs	expenses	deducted	premium	premium	income (1)	year	years	costs (2)	expenses (1)	premium

Consolidated Subsidiaries

Year ended December 31, 2008	$47,618	$1,853,664	$—	$480,665	$643,976	$75,199	$443,877	$(50,746)	$89,785	$123,258	$661,615

Year ended December 31, 2007	$51,895	$1,648,764	$—	$469,481	$601,977	$68,785	$387,601	$(47,009)	$77,613	$110,409	$645,796

Year ended December 31, 2006	$41,700	$1,607,555	$—	$415,096	$468,323	$55,417	$287,401	$(17,214)	$57,787	$85,755	$520,807

(1)	Net investment income and other operating expenses reflect only such amounts attributable to the Company’s Insurance Operations.

(2)	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s Insurance Operations. A portion of these costs is eliminated in consolidation.

INDEX TO EXHIBITS

Previously Filed and
Incorporated Herein
Exhibit No.	Description of Exhibit	by Reference to:

3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-3	By-laws, as amended	Form S-1 (File No. 33-5667)
3-4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006
4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)
10-1	Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-2	Agreement between the Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-3*	Stock Option Plan	Form S-1 (File No. 33-5667)
10-4*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)
10-5	Agreement with Bradley D. Wiley dated June 3, 1997	Form 10-K for December 31, 1997
10-6	Employment Agreement with Salvatore A. Margarella dated March 1, 1999	Form 10-K for December 31, 1998
10-7	Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001
10-8	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002
10-9*	2002 Stock Incentive Plan	Proxy Statement for May 30, 2002
10-10*	Employee Stock Purchase Plan	Proxy Statement for May 29, 2003
10-11*	Executive Performance Incentive Plan	Proxy Statement for May 29, 2003
10-12	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No. 333-108424)
10-13	Agreement with Paul J. Malvasio dated October 9, 2003	Form 10-K for December 31, 2003
10-14	Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-15	Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-16	Agreement with Jane E. Keller	Form 10-Q for September 30, 2004
10-17	Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	Form 8-K filed December 14, 2004
10-18	Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	Form 8-K filed January 18, 2005
10-19	Second Amended and Restated Credit Agreement among the Company and the Lenders dated January 31, 2005	Form 8-K filed February 4, 2005
10-20*	2005 Stock Incentive Plan	Proxy Statement for May 20, 2005
10-21	Agreement with Elliot S. Orol	Form 10-Q for June 30, 2005
10-22	Agreement with John F. Kirby	Form 8-K filed July 7, 2006
10-23	Third Amended and Restated Credit Agreement among the Company and the Lenders dated February 2, 2007	Form 8-K filed February 7, 2007

Previously Filed and
Incorporated Herein
Exhibit No.	Description of Exhibit	by Reference to:

10-24	Paul J. Malvasio Letter Agreement and Retirement Agreement	Form 10-Q for March 31, 2008
10-25	Agreement with Francis W. McDonnell	Form 8-K filed July 29, 2008
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**
23-1	Consent of Independent Registered Public Accounting Firm	**
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
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