Form 10-Q
period 2009-03-31
NAVIGATORS GROUP INC
filed 2009-05-01
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of April 27, 2009 was 16,934,225.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2009, $1,689,179; 2008, $1,664,755)	$1,676,826	$1,643,772
Equity securities, available-for-sale, at fair value (cost: 2009, $52,309; 2008, $52,523)	51,735	51,802
Short-term investments, at fair value	206,223	220,684
Cash	16,644	1,457

Total investments and cash	1,951,428	1,917,715

Premiums in course of collection	201,891	170,522
Commissions receivable	313	319
Prepaid reinsurance premiums	167,272	188,874
Reinsurance receivable on paid losses	70,725	67,227
Reinsurance receivable on unpaid losses and loss adjustment expenses	851,703	853,793
Net deferred income tax benefit	53,908	54,736
Deferred policy acquisition costs	57,675	47,618
Accrued investment income	16,114	17,411
Goodwill and other intangible assets	6,532	6,622
Other assets	26,072	24,743

Total assets	$3,403,633	$3,349,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Reserves for losses and loss adjustment expenses	$1,879,895	$1,853,664
Unearned premium	494,455	480,665
Reinsurance balances payable	129,296	140,319
Senior notes	123,825	123,794
Federal income tax payable	12,139	5,874
Accounts payable and other liabilities	51,569	55,947

Total liabilities	2,691,179	2,660,263

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000; issued and outstanding(net of treasury shares): 16,934,225 at 3/31/09 and 16,856,073 at 12/31/08	1,716	1,708
Additional paid-in capital	302,498	298,872
Retained earnings	418,776	406,776
Treasury stock, at cost (224,754 shares for both 2009 and 2008)	(11,540)	(11,540)
Accumulated other comprehensive income (loss)	1,004	(6,499)

Total stockholders’ equity	712,454	689,317

Total liabilities and stockholders’ equity	$3,403,633	$3,349,580

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Gross written premium	$275,259	$287,146

Revenues:
Net written premium	$200,652	$187,722
Decrease (increase) in unearned premium	(35,706)	(31,982)

Net earned premium	164,946	155,740
Commission income	(20)	261
Net investment income	18,743	18,838
Total other-than-temporary impairments	(26,871)	—
Portion of loss recognized in OCI (before tax)	(16,171)	—

Net impairment loss recognized in earnings	(10,700)	—
Net realized capital (losses)	(1,537)	(76)
Other income (expense)	163	11

Total revenues	171,595	174,774

Operating expenses:
Net losses and loss adjustment expenses incurred	100,247	88,420
Commission expense	22,448	20,948
Other operating expenses	30,535	29,756
Interest expense	2,219	2,217

Total operating expenses	155,449	141,341

Income (loss) before income tax expense	16,146	33,433

Income tax expense (benefit):
Current	6,750	10,306
Deferred	(2,604)	(123)

Total income tax expense (benefit)	4,146	10,183

Net income	$12,000	$23,250

Net income per common share:
Basic	$0.71	$1.38
Diluted	$0.71	$1.36

Average common shares outstanding:
Basic	16,882	16,862
Diluted	17,002	17,052
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,708	$1,687
Shares issued under stock plans	8	6

Balance at end of period	$1,716	$1,693

Additional paid-in capital
Balance at beginning of year	$298,872	$291,616
Shares issued under stock plans	3,626	2,530

Balance at end of period	$302,498	$294,146

Retained earnings
Balance at beginning of year	$406,776	$355,084
Net income	12,000	23,250

Balance at end of period	$418,776	$378,334

Treasury stock, at cost
Balance at beginning of year	$(11,540)	$—
Treasury stock acquired	—	(7,321)

Balance at end of period	$(11,540)	$(7,321)

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$(15,062)	$10,186
Change in period	16,494	(3,412)

Balance at end of period	1,432	6,774

Non-credit Impairment Losses, net of Tax
Balance at beginning of year	—	—
Change in period	(10,511)	—

Balance at end of period	(10,511)	—

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,563	3,533
Net adjustment for period	1,520	(282)

Balance at end of period	10,083	3,251

Balance at end of period	$1,004	$10,025

Total stockholders’ equity at end of period	$712,454	$676,877

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Net income	$12,000	$23,250

Other comprehensive income (loss):
Change in net unrealized gains (losses) on securities, net of tax expense benefit of $2,794 and ($1,813) in 2009 and 2008, respectively (1)	5,983	(3,412)
Change in foreign currency translation gains, net of tax expense of $818 and ($151) in 2009 and 2008, respectively	1,520	(282)

Other comprehensive income (loss)	7,503	(3,694)

Comprehensive income (loss)	$19,503	$19,556

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding (losses) arising during period	$(2,204)	$(3,461)
Less: reclassification adjustment for net realized capital (losses) included in net income	(1,140)	(49)
reclassification adjustment for impairment (losses) recognized in net income	(7,047)	—

Change in net unrealized gains (losses) on securities	$5,983	$(3,412)

See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
Operating activities:
Net income	$12,000	$23,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	957	1,222
Net deferred income tax (benefit)	(2,604)	(123)
Net realized capital (gains) losses	12,237	76
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and LA E	(2,916)	45,418
Reserve for losses and LA E	28,539	12,577
Prepaid reinsurance premiums	21,318	776
Unearned premium	14,492	31,035
Premiums in course of collection	(31,897)	(35,297)
Commissions receivable	7	2,109
Deferred policy acquisition costs	(10,169)	(1,546)
A ccrued investment income	1,294	(262)
Reinsurance balances payable	(10,382)	(22,525)
Federal income tax	6,719	8,076
Other	3,333	(5,134)

Net cash provided by operating activities	42,928	59,652

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	32,122	35,146
Sales	91,969	20,644
Purchases	(153,211)	(103,436)
Equity securities, available-for-sale
Sales	1,420	5,514
Purchases	(10,713)	(5,595)
Change in payable for securities	(1,106)	1,974
Net change in short-term investments	13,265	(647)
Purchase of property and equipment	(2,164)	(1,072)

Net cash (used in) investing activities	(28,418)	(47,472)

Financing activities:
Purchase of treasury stock	—	(7,321)
Proceeds of stock issued from employee stock purchase plan	344	356
Proceeds of stock issued from exercise of stock options	333	540

Net cash provided by (used in) financing activities	677	(6,425)

Effect of exchange rate changes on foreign currency cash	—	(1)

Increase (decrease) in cash	15,187	5,754
Cash at beginning of year	1,457	7,056

Cash at end of period	$16,644	$12,810

Supplemental disclosures of cash flow information:
Federal, state and local income tax paid	$68	$2,728
Interest paid	—	—
Issuance of stock to directors	210	200
See accompanying notes to interim consolidated financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to provide a fair statement of the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2008 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Note 2. Reinsurance Ceded
The Company’s ceded earned premiums were $95.8 million and $100.0 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s ceded incurred losses were $48.8 million and $21.7 million for the three months ended March 31, 2009 and 2008, respectively.
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
Effective in 2009, the Company has reclassified certain of its business lines, which has no effect on the segment classifications of the Insurance Company and Lloyd’s.
•
The offshore energy business, formerly included in the “Marine and Energy” businesses of the Insurance Companies and Lloyd’s, is now included in the Insurance Companies’ and Lloyd’s “Property Casualty” businesses.

•	The marine lines within both the Insurance Company and Lloyd’s are now presented as “Marine” instead of “Marine and Energy,” since the energy business has now been reclassified to “Property Casualty.”
•
Engineering and construction, European Property and other run-off business, formerly included in the “Other” category of business within the Insurance Companies and Lloyd’s, are now included under “Property Casualty.”

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.
Underwriting data for prior periods has been reclassified to reflect these changes.

Financial data by segment for the three ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$191,983	$83,276		$275,259
Net written premium	137,082	63,570		200,652

Net earned premium	120,290	44,656		164,946
Net losses and LAE	(70,153)	(30,094)		(100,247)
Commission expense	(14,968)	(7,480)		(22,448)
Other operating expenses	(24,560)	(5,981)	$6	(30,535)
Commission income and other income (expense)	201	(52)	(6)	143

Underwriting Income (loss)	10,810	1,049	—	11,859

Net investment income	16,207	2,383	153	18,743
Net realized capital gains (losses)	(8,907)	(3,330)	—	(12,237)
Interest expense	—	—	(2,219)	(2,219)

Income (loss) before income taxes	18,110	102	(2,066)	16,146

Income tax expense (benefit)	4,533	336	(723)	4,146

Net income (loss)	$13,577	$(234)	$(1,343)	$12,000

Identifiable assets (1)	$2,497,923	$799,907	$90,135	$3,403,633

Loss and LAE ratio	58.3%	67.4%		60.8%
Commission expense ratio	12.4%	16.8%		13.6%
Other operating expense ratio (2)	20.3%	13.5%		18.4%

Combined ratio	91.0%	97.7%		92.8%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended March 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$77,237	$59,023	$136,260
Property Casualty	84,258	13,528	97,786
Professional Liability	30,488	10,725	41,213

Total	$191,983	$83,276	$275,259

Net written premium:
Marine	$58,459	$49,974	$108,433
Property Casualty	59,976	7,595	67,571
Professional Liability	18,647	6,001	24,648

Total	$137,082	$63,570	$200,652

Net earned premium:
Marine	$37,161	$31,175	$68,336
Property Casualty	65,412	7,923	73,335
Professional Liability	17,717	5,558	23,275

Total	$120,290	$44,656	$164,946

	Three Months Ended March 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$191,596	$95,550		$287,146
Net written premium	124,310	63,412		187,722

Net earned premium	112,246	43,494		155,740
Net losses and LAE	(67,356)	(21,064)		(88,420)
Commission expense	(12,948)	(8,000)		(20,948)
Other operating expenses	(22,148)	(7,608)		(29,756)
Commission income and other income (expense)	258	14		272

Underwriting profit	10,052	6,836		16,888

Net investment income	15,465	2,982	$391	18,838
Net realized capital gains (losses)	(102)	26	—	(76)
Interest expense	—	—	(2,217)	(2,217)

Income (loss) before income taxes	25,415	9,844	(1,826)	33,433

Income tax expense (benefit)	7,370	3,452	(639)	10,183

Net income (loss)	$18,045	$6,392	$(1,187)	$23,250

Identifiable assets (1)	$2,356,343	$756,100	$69,520	$3,182,275

Loss and LAE ratio	60.0%	48.4%		56.8%
Commission expense ratio	11.5%	18.4%		13.5%
Other operating expense ratio (2)	19.5%	17.5%		18.9%

Combined ratio	91.0%	84.3%		89.2%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended March 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$71,485	$67,154	$138,639
Property Casualty	100,824	17,726	118,550
Professional Liability	19,287	10,670	29,957

Total	$191,596	$95,550	$287,146

Net written premium:
Marine	$43,463	$48,910	$92,373
Property Casualty	69,114	7,710	76,824
Professional Liability	11,733	6,792	18,525

Total	$124,310	$63,412	$187,722

Net earned premium:
Marine	$26,455	$28,793	$55,248
Property Casualty	71,718	8,742	80,460
Professional Liability	14,073	5,959	20,032

Total	$112,246	$43,494	$155,740

The Insurance Companies’ net earned premium includes $21.2 million and $14.7 million of net earned premium from the U.K. Branch for the three months ended March 31, 2009 and 2008, respectively.
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
Note 5. Stock-Based Compensation
Stock-based compensation is expensed as stock awards granted under the Company’s stock plans vest, with the expense being included in other operating expenses for the periods indicated. The amounts charged to expense for stock-based compensation were $1.8 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. The Company expensed $41,000 for both the three months ended March 31, 2009 and 2008 for costs related to its Employee Stock Purchase Plan.
In addition, $52,500 and $50,000 were expensed for the three month periods ended March 31, 2009 and 2008 for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.

Note 6. Application of New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141(R), Business Combinations, which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at full fair value. Under SFAS 141(R), all business combinations will be accounted for by applying the acquisition method (referred to as the purchase method in SFAS 141, Business Combinations). SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 and is to be applied to business combinations occurring after the effective date. The Company’s adoption of SFAS 141(R) did not have a material effect on its financial condition or results of operations.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, rather than as a liability or other item outside of permanent equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company’s adoption of SFAS 160 did not have a material effect on its financial condition or results of operations.
In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 enhances the current disclosure framework in SFAS 133 and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of SFAS 161 did not have a material effect on its financial condition or results of operations.
In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS 162, effective November 15, 2008, makes the hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes the preparers’ responsibilities for selecting the accounting principles for their financial statements. The Company’s adoption of SFAS 162 did not have a material effect on its financial condition or results of operations.
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
Syndicate 1221’s stamp capacity is £123.0 million ($176.5 million) for the 2009 underwriting year compared to £123.0 million ($228.0 million) for the 2008 underwriting year. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2009 and 2008 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.

The Company provides letters of credit and posts cash to Lloyd’s to support its Syndicate 1221 capacity. If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks that expires April 2, 2010. If the banks decide not to renew the credit facility, the Company will need to find either internal or other external sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The bank facility is collateralized by all of the common stock of Navigators Insurance Company.
Note 8. Income Taxes
We are subject to the tax regulations of the United States (“U.S.”) and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 28% rate. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries.
A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. The Company had no unrecognized tax benefits at either March 31, 2009 or March 31, 2008 and does not anticipate any significant unrecognized tax benefits within the next twelve months. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2005 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three month period ended March 31, 2009 and 2008.
The Company recorded an income tax expense of $4.1 million for the 2009 first quarter compared to income tax expense of $10.2 million for the 2008 first quarter, resulting in effective tax rates of 25.7% and 30.5%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 24.9% for the 2009 three month period compared to 26.4% for the same period in 2008. As of March 31, 2009 and December 31, 2008, the net deferred Federal, foreign, state and local tax assets were $53.9 million and $54.7 million, respectively.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $3.6 million and $6.2 million at March 31, 2009 and December 31, 2008, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $2.0 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at March 31, 2009 expire in 2029.
Note 9. Commitments and Contingencies
(a) The Company is not a party to, or the subject of, any material pending legal proceedings that depart from the routine litigation incidental to the kinds of business it conducts.
(b) Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2009 capacity at Lloyd’s of £123.0 million, the March 31, 2009 exchange rate of £1 equals $1.43 and assuming the maximum 3% assessment, the Company would be assessed approximately $5.3 million.
Note 10. Senior Notes due May 1, 2016
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.2 million for both of the three month periods ended March 31, 2009 and 2008. The fair value of the Senior Notes, based on quoted market prices, was $85.3 million and $83.6 million at March 31, 2009 and December 31, 2008, respectively.
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of March 31, 2009, the Company was in compliance with all such covenants.
In early April, the Company repurchased $10.0 million aggregate principal amount of its issued and outstanding 7% senior notes from an unaffiliated noteholder on the open market, as a result of which, as of the date of this filing, $115.0 million aggregate principal amount of notes remains issued and outstanding.
Note 11. Investments
In April 2009, the FASB issued FSP FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB 157, Fair Value Measurements, when the volume and level of activity of the asset or liability have significantly decreased and on indentifying circumstances that indicate a transaction is not orderly. The Company elected to early adoption of FSP FAS 157-4 in the 2009 first quarter. The adoption did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporarily impaired debt securities, the presentation of other-than-temporary impairment losses and increases the frequency of and expands the required disclosures about other-than-temporary impairment for debt and equity securities. The Company elected to early adopt FSP FAS 115-2 and FAS 124-2 in the 2009 first quarter. The adoption did not have a material effect on the Company’s financial condition or results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company elected to early adopt FSP FASB 107-1 and APB 28-1 in the 2009 first quarter. The adoption did not have an impact on the Company’s financial condition or results of operations.
The following tables set forth our cash and investments as of March 31, 2009:

		Gross	Gross	OTTI	Cost or
	Fair	Unrealized	Unrealized	Recognized	Amortized
March 31, 2009	Value	Gains	(Losses)	in OCI	Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, agency bonds and foreign government bonds	$398,268	$19,757	$(25)	$—	$378,536
States, municipalities and political subdivisions	610,021	19,116	(4,230)	—	595,135
Mortgage- and asset-backed securities
Mortgage-backed securities	314,432	14,055	(1)	—	300,378
Collateralized mortgage obligations	43,167	—	(7,188)	(16,103)	66,458
Asset-backed securities	29,826	273	(785)	(68)	30,406
Commercial mortgage-backed securities	89,648	15	(23,511)	—	113,144

Subtotal	477,073	14,343	(31,485)	(16,171)	510,386
Corporate bonds	191,464	2,259	(15,917)	—	205,122

Total fixed maturities	1,676,826	55,475	(51,657)	(16,171)	1,689,179

Equity securities — common stocks	51,735	609	(1,183)	—	52,309

Cash	16,644	—	—	—	16,644

Short-term investments	206,223	—	—	—	206,223

Total	$1,951,428	$56,084	$(52,840)	$(16,171)	$1,964,355

The table above includes fixed maturity securities with unrealized losses of $51.6 million where the fair value has been less than 80% of book value for at least six months. The fair value of these securities as of March 31, 2009 was $117.1 million. These losses consist mainly of non-agency mortgage backed securities, commercial mortgage backed securities and corporate bonds that have not been deemed to be other-than-temporary based on our evaluation of projected cash flows, credit enhancements, cumulative delinquencies and losses, rating agency assessments and other factors. Management believes these securities are trading at depressed levels due to illiquidity in the marketplace and other market based factors rather than the specific credit issues.

The following table summarizes all securities in an unrealized loss position at March 31, 2009 and December 31, 2008, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position. The information below indicates the potential effect on future income in the event management later concludes that such declines are considered other-than- temporary.

	March 31, 2009		December 31, 2008
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury and Agency Bonds and foreign government bonds
0-6 Months	$4,145	$25	$3,862	$145
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—

Subtotal	4,145	25	3,862	145

States, municipalities and political subdivisions
0-6 Months	47,983	704	68,727	2,187
7-12 Months	39,666	1,282	118,910	4,376
> 12 Months	42,095	2,244	15,918	1,473

Subtotal	129,744	4,230	203,555	8,036

Mortgage- and asset-backed securities
0-6 Months	4,623	40	30,670	939
7-12 Months	37,388	4,364	80,618	26,966
> 12 Months	107,162	43,252	66,218	20,879

Subtotal	149,173	47,656	177,506	48,784

Corporate bonds
0-6 Months	22,335	1,733	57,805	2,445
7-12 Months	51,700	4,569	57,971	5,893
> 12 Months	37,345	9,615	27,873	6,322

Subtotal	111,380	15,917	143,649	14,660

Total Fixed Maturities	$394,442	$67,828	$528,572	$71,625

Equity securities — common stocks
0-6 Months	$6,934	$1,175	$8,991	$1,941
7-12 Months	173	8	351	46
> 12 Months	—	—	—	—

Total Equity Securities	$7,107	$1,183	$9,342	$1,987

During the 2009 first quarter, the Company identified 54 common stocks with a fair value of $35.8 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $8.3 million. During the 2009 three month period, the Company identified two corporate bonds with a fair value of $0.8 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $0.6 million. The company elected to take early adoption of the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which considers relevant factors in determining the impairment of a structured security. When assessing whether the amortized cost basis of the security will be recovered, the company compared the present value of cash flows expected to be collected. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered a credit loss. The company recognized a credit loss of $1.8 million for 36 structured securities which was recognized in earnings. The company does not intend to sell any of these structured securities and it is more likely than not that we will not be required to sell these securities before recovery of its amortized cost basis.
The following table sets forth the summary of the credit losses recognized on our available for sale debt securities at March 31, 2009:

March 31, 2009
($ in thousands)

Beginning Balance at January 1, 2009	$—
Credit Losses on Securities not previously impaired	1,797

Ending balance at March 31, 2009	$1,797

The other-than-temporary impairments recognized in earnings were mostly related to credit losses on non-agency residential mortgage backed securities and one subprime home equity line of credit. The significant inputs used to measure the amount of credit loss were actual delinquency rates, default probability assumptions and severity assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at March 31, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$83	0%	$5,367	1%
Due after one year through five years	5,902	9%	82,747	21%
Due after five years through ten years	7,726	11%	68,939	17%
Due after ten years	6,461	10%	88,216	22%
Mortgage- and asset-backed securities	47,656	70%	149,173	39%

Total fixed income securities	$67,828	100%	$394,442	100%

Our realized capital gains and losses for the periods indicated were as follows:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)

Fixed maturities:
Gains	$2,932	$197
(Losses)	(3,302)	(9)
(Impairments)	(2,361)	—

	(2,731)	188

Equity securities:
Gains	13	263
(Losses)	(1,180)	(527)
(Impairments)	(8,339)	—

	(9,506)	(264)

Net realized capital gains (losses)	$(12,237)	$(76)

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

The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at March 31, 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	($ in thousands)
	Level 1	Level 2	Level 3	Total

Fixed Maturities	$261,943	$1,414,727	$156	$1,676,826

Equity securities	37,164	14,571	—	51,735

Short-term investments	48,953	157,270	—	206,223

Total	$348,060	$1,586,568	$156	$1,934,784

The securities classified as Level 3 in the above table consist of structured securities rated “AAA” by Standard and Poor’s (“S&P”) and “Aaa” by Moody’s Investors Service (“Moody’s”), with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three months ended March 31, 2009:

Three Months Ended
March 31, 2009
($ in thousands)

Level 3 investments as of December 31, 2008	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	—
Transfer to Level 3	—

Level 3 investments as of March 31, 2009	$156

The 2009 first quarter net realized capital losses include impairments of $10.7 million for declines in the market value of equity and fixed income securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. In light of the declines in the fair value of these securities and the related economic circumstances causing such declines, the Company believes that their fair value will not recover in the foreseeable future.
Note 12. Share Repurchases
In October 2007, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock and during 2008, the Parent Company purchased 224,754 shares of its common stock in the open market at an average cost of $51.34 per share for a total of $11.5 million. This program expired at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2008 Annual Report on Form 10-K as well as:
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
•
other risks that we identify in future filings with the Securities and Exchange Commission (the “SEC”), including without limitation the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
We are an international insurance holding company focusing on specialty products for niches within the overall property/casualty insurance market. The Company’s underwriting segments consist of insurance company operations and operations at Lloyd’s of London. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and primary and excess liability coverages. We conduct operations through our Insurance Companies and our Lloyd’s Operations. The Insurance Companies consist of Navigators Insurance Company, which includes our U.K. Branch, and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. Our Lloyd’s Operations include NUAL, a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business, professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The European property business written by the Lloyd’s Operations and the U.K. Branch beginning in 2006 was discontinued during the 2008 second quarter. We participate in the capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). During the 2008 second quarter the Company closed two small underwriting agencies in Manchester and Basingstoke, England. The discontinuance of the European property business and the closing of the underwriting agencies did not have any significant effect on the Company’s financial condition or results of operations. In July 2008, the Company opened an underwriting office in Stockholm, Sweden to write professional liability business. In September 2008, Syndicate 1221 began to underwrite professional and general liability insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd.

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
The discussions that follow include tables that contain both our consolidated and segment operating results for the three month period ended March 31, 2009 and 2008. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
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
From 2003 through 2006, we experienced generally beneficial market changes in our lines of business. The marine rate increases began to level off in 2004 and into 2005, however as a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions have returned as available capacity has increased.

The average renewal premium rates for our Insurance Companies’ marine business increased approximately 4.2% for the 2009 first quarter. The average renewal premium rates for our Lloyd’s Operations marine business increased approximately 8.1% for the 2009 first quarter period.
Within our Property / Casualty lines, the contractors liability business saw several years of favorable rate changes resulting from diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market and the average renewal premium rate increases were approximately 13.5% in 2004 and 49.1% in 2003. This was followed by declines in rates of approximately 1.0% in 2005 and 5.6% in 2006, primarily due to additional competition in the marketplace. This decline continued into 2007 and 2008 with average renewal premium rates declining approximately 10.7% and 11.9% respectively. We expect competitive conditions to continue during 2009 resulting in continuing declines in pricing for contractors liability and excess liability business and the average renewal premium rates for the contractors liability business declined approximately 4.3% in the 2009 first quarter. Offshore energy average renewal premium rates increased approximately 5.7% for the 2009 first quarter.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to heightened interest in professional liability insurance generally. Professional liability average renewal premium rates decreased approximately 6.6% in 2007 compared to relatively level average renewal premium rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial average renewal premium rate increases in 2003 and 2002, particularly for D&O insurance. The 2007 D&O insurance average renewal premium rates decreased approximately 7.9% following decreases of approximately 1.7% in 2006, 2.3% in 2005 and 9.5% in 2004. The average renewal premium rates for the professional liability business increased approximately 2.3% in the 2009 first quarter including D&O insurance average renewal premium rates which declined approximately 0.2% for the 2009 first quarter.
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

The Company has significant catastrophe exposures throughout the world with the largest catastrophe exposure coming from offshore energy risks exposed to hurricanes in the Gulf of Mexico. Following the 2008 hurricane season, many offshore energy policies that were in-force during Hurricanes Gustav and Ike now have either reduced limits or have used up the entire windstorm limit of the policy. To take account of this in assessing our overall Gulf of Mexico exposure, we have remodeled the offshore energy exposure with these reduced windstorm limits. Based on this assessment, the Company estimates that our probable maximum pre-tax gross and net loss exposure in a theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico would approximate $147 million and $26 million, respectively, including the cost of reinsurance reinstatement premiums, which emanates from 2008 underwriting year risks that have yet to expire.
We have taken steps to reduce our aggregate exposures and to increase profitability moving forward, and the estimated probable maximum pre-tax gross and net loss exposure in a so-called or theoretical one in two hundred and fifty year hurricane event in the Gulf of Mexico will be significantly lower in 2009 based on the aggregate exposure to which we are managing, and the reinsurance protection we have purchased. The primary policies that create exposure in the Gulf of Mexico renew largely in April and July. We are evaluating the adequacy of the pricing and terms on these policies and in many cases we are finding that market pricing and terms do not meet our threshold as acceptable. If this continues, our exposure to catastrophic windstorm in the Gulf of Mexico could reduce even further.
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
Equity securities are impaired when the fair value is less than 80% of the cost for at least six months and in other cases where more severe declines occur for less than six months.

With respect to fixed maturity securities, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in market value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent not to sell and more likely than not that we will not be required to sell before the anticipated recovery of its remaining amortized cost basis, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
As mentioned above, the Company considers its intent not to sell and more likely than not that we will not be required to sell before the anticipated recovery as part of the process of evaluating whether a fixed maturity security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions. Management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in market and other factors described above. The Company believes that subsequent decisions to sell such securities are consistent with the classification of the Company’s portfolio as available for sale.
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

Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2009 and 2008. Earnings per share data is presented on a per diluted share basis.
Effective in 2009, the Company has reclassified certain of its business lines, which has no effect on the segment classifications of the Insurance Company and Lloyd’s.
•
The offshore energy business, formerly included in the “Marine and Energy” businesses of the Insurance Companies and Lloyd’s, is now included in the Insurance Companies’ and Lloyd’s “Property Casualty” businesses.

•	The marine lines within both the Insurance Company and Lloyd’s are now presented as “Marine” instead of “Marine and Energy,” since the energy business has now been reclassified to “Property Casualty.”
•
Engineering and construction, European Property and other run-off business, formerly included in the “Other” category of business within the Insurance Companies and Lloyd’s, are now included under “Property Casualty.”

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.
Underwriting data for prior periods has been reclassified to reflect these changes.
Net income for the three months ended March 31, 2009 was $12.0 million or $0.71 per share compared to $23.3 million or $1.36 per share for the three months ended March 31, 2008. Included in these results were net realized capital losses of $0.48 per share and net realized capital gains of $0.00 per share for the three months ended March 31, 2009 and 2008, respectively. The 2009 first quarter’s net realized capital losses include impairments of $10.7 million for declines in the market value of securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. The after-tax loss of such impairments was $7.0 million or $0.41 per share. Recording realized capital losses on such securities has no impact on the Company’s stockholders’ equity or book value per share since unrealized gains and losses on the investment portfolio are a component of accumulated other comprehensive income (loss).
The combined ratios, which consist of the sum of the loss and LAE ratio and the expense ratio for each period, for the 2009 first quarter period was 92.8 % compared to 89.2% for the comparable period in 2008. The combined ratio for the 2009 first quarter was reduced by 3.5 loss ratio points for net loss reserve redundancies of $5.8 million relating to prior years. The combined ratio for the 2008 first quarter was reduced by 8.8 loss ratio points for net loss reserve redundancies of $13.7 million relating to prior years. The net paid loss and LAE ratio for the 2009 first quarter was 43.6 % compared to 32.7% for the comparable period in 2008.
Cash flow from operations was $42.9 million for the 2009 three month period compared to $59.7 million for the comparable period in 2008.
Consolidated stockholders’ equity increased 3.4% to $ 712.5 million or $ 42.07 per share at March 31, 2009 compared to $689.3 million or $40.89 per share at December 31, 2008. The increase was due to net income.

Revenues. Gross written premium was $275.3 million in the 2009 first quarter, compared to $287.1 million in the 2008 comparable period. The decrease in the 2009 first quarter gross written premium compared to 2008 generally reflects a combination of selective business expansion in new and existing lines of business, offset by the effect of premium rate changes on renewal policies on certain lines of business and lost or cancelled business.
The average premium rate increases or decreases as noted elsewhere in this document for the marine, property casualty and professional liability businesses are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business that generally would be more competitively priced compared to renewal business.

The following tables set forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended March 31,
	2009				2008
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)

Insurance Companies:

Marine	$77,237	28.1%	$58,459	$37,161	$71,485	24.9%	$43,463	$26,455

Property Casualty	84,258	30.6%	59,976	65,412	100,824	35.1%	69,114	71,718

Professional Liability	30,488	11.1%	18,647	17,717	19,287	6.7%	11,733	14,073

Insurance Companies Total	191,983	69.8%	137,082	120,290	191,596	66.7%	124,310	112,246

Lloyd’s Operations:

Marine	59,023	21.4%	49,974	31,175	67,154	23.4%	48,910	28,793

Property Casualty	13,528	4.9%	7,595	7,923	17,726	6.2%	7,710	8,742

Professional Liability	10,725	3.9%	6,001	5,558	10,670	3.7%	6,792	5,959

Lloyd’s Operations Total	83,276	30.2%	63,570	44,656	95,550	33.3%	63,412	43,494

Total	$275,259	100.0%	$200,652	$164,946	$287,146	100.0%	$187,722	$155,740

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for the first three months of 2009 and 2008 consisted of the following:

	2009	2008

Marine liability	35.1%	35.6%
P&I	16.0%	15.9%
Cargo	11.4%	11.0%
Inland marine	10.9%	7.5%
Bluewater hull	8.0%	6.6%
Transport	6.8%	9.2%
Craft/Fishing vessel	5.8%	6.2%
Other	6.0%	8.0%

Total	100.0%	100.0%

The marine gross written premium for the 2009 first quarter increased 8.0% compared to the same period in 2008. The average renewal premium rates for the 2009 first quarter increased 4.2%. The recent insurance industry dislocations and storm losses are expected to impact the market, but the outcome of those changes is still uncertain.
Property / Casualty Premium. The gross written premium for the first three months of 2009 and 2008 consisted of the following:

	2009	2008

Construction liability	28.5%	39.0%
Commercial umbrella	19.7%	16.5%
Programs	12.0%	10.1%
Nav Pac	11.2%	7.9%
Nav Tech	11.1%	10.8%
Primary E&S	8.5%	10.5%
Personal Umbrella	1.9%	2.0%
Other	7.1%	3.2%

Total	100.0%	100.0%

The property/casualty gross written premium for the 2009 first quarter decreased 16.4% compared to the same period in 2008, due primarily to weakening economic conditions that have reduced demand for construction liability insurance. The average renewal premium rates for the construction liability business decreased approximately 4.3% for the 2009 first quarter. The recent premium rate decreases for the construction liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue for the remainder of 2009.

Professional Liability Premium. The gross written premium for the first three months of 2009 and 2008 consisted of the following:

	2009	2008

D&O (public and private)	60.2%	56.6%
Lawyers	18.7%	32.0%
E&O (MPL)	18.0%	6.3%
Architects and engineers	3.1%	5.1%

Total	100.0%	100.0%

The professional liability gross written premium for the 2009 first quarter increased 58.1% compared to the same period in 2008 as we have hired additional underwriters in both New York and London to expand this business resulting from increased insurer demand for insurers with excellent financial strength and market dislocations caused by weakness in other market participants. The premium growth occurred in our D&O and E&O lines. These have historically been the most profitable segments of our professional liability business. The lawyers professional lines generated an underwriting loss for the quarter due to adverse loss development. Premium writings have declined as a percentage of total premium written due to an underwriting decision to deemphasize this product line due in part to the economic recession. Architects and engineers premiums written declined as a percentage of total premiums written due to a reduction in insured demand resulting from the effects of the economic recession on construction activity. The average renewal premium rates for the professional liability business increased by approximately 2.3% in the 2009 first quarter.
Lloyd’s Operations’ Gross Written Premium
We have provided 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £123.0 million ($176.5 million) in 2009 compared to £123.0 million ($228 million) in 2008.
The Lloyd’s Operations gross written premium for the 2009 first quarter decreased 12.8% compared to the same period in 2008. This decrease is attributable to both the adverse impact of the decline in the sterling exchange rate together with the closure during 2008 of the Syndicate’s UK Property book.
Marine Premium. The gross written premium for the first three months of 2009 and 2008 consisted of the following:

	2009	2008

Cargo and specie	36.7%	34.0%
Marine liability	35.3%	42.4%
Assumed reinsurance	17.5%	12.9%
Hull	6.4%	6.4%
Other	4.1%	4.3%

Total	100.0%	100.0%

The marine gross written premium for the 2009 first quarter decreased 12.1% compared to the same period in 2008. The average renewal premium rates increased approximately 8.1% for the 2009 first quarter. These increases have been offset by the negative impact of foreign exchange movements. The Marine liability account reduced from 42.4% to 35.3% due to a small number of large accounts that will now incept later in 2009.

Property / Casualty Premium. The gross written premium for the first three months of 2009 and 2008 consisted of the following:

	2009	2008

Nav Tech	90.9%	81.3%
US Property Casualty	9.5%	0.0%
Property	-0.4%	18.7%

Total	100.0%	100.0%

The property/casualty gross written premium for the 2009 first quarter decreased 23.7% compared to the same period in 2008 due to our decision to place the Property book into run-off in 2008. The average renewal premium rates increased approximately 10.4% for the 2009 first quarter. The US property casualty business is primarily non-admitted risks in the state of New York.
Professional Liability Premium. The gross written premium for the first three months of 2009 and 2008 consisted of the following:

	2009	2008

E&O	61.8%	78.1%
D&O (public and private)	38.2%	21.9%

Total	100.0%	100.0%

The gross written premium for the 2009 first quarter increased 0.5% compared to the same period in 2008.
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

The following tables set forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended March 31,
	2009		2008
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$18,778	24.3%	$28,022	39.2%
Property Casualty	24,282	28.8%	31,710	31.5%
Professional Liability	11,841	38.8%	7,554	39.2%

Subtotal	54,901	28.6%	67,286	35.1%

Lloyd’s Operations:
Marine	9,049	15.3%	18,244	27.2%
Property Casualty	5,933	43.9%	10,016	56.5%
Professional Liability	4,724	44.0%	3,878	36.3%

Subtotal	19,706	23.7%	32,138	33.6%

Total	$74,607	27.1%	$99,424	34.6%

The percentage of total ceded written premium to gross written premium in the 2009 first quarter was 27.1%, which compares to the 2008 first quarter ratio of 34.6%. The changes in the percentages of ceded written premium to gross written premium for the three months ended March 31, 2009 compared to the same period in 2008 was due to a reduction in the amount of marine and energy (included within Property Casualty) quota share reinsurance purchased for the Insurance Companies and the Lloyd’s Operations that were effective January 1, 2009 resulting in a large reduction in ceded premium.
Net Written Premium. Net written premium increased 6.9% in the 2009 first quarter compared to the same period in 2008 due to the reduction in ceded marine premiums in both the Insurance Company and Lloyd’s Operations.
Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 5.9% in the 2009 first quarter compared to the same period in 2008 due to the increase in net written premium throughout 2008 and in the first quarter of 2009.
Commission Income. Commission income from unaffiliated business decreased $0.3 million in the 2009 first quarter compared to the same period in 2008. Beginning with the 2006 underwriting year, there was no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.
Net Investment Income. Net investment income decreased 0.5% in the 2009 first quarter compared to the same period in 2008, due to lower yields on our short-term balances.

Net Realized Capital Gains and Losses. Pre-tax net income included net realized capital losses of $12.2 million for the 2009 first quarter compared to net realized capital losses of $0.08 million for the 2008 first quarter. On an after-tax basis, the 2009 first quarter net realized capital losses were $8.2 million or $0.48 per share compared to net realized capital losses of $0.05 million or $0.00 per share for the 2008 first quarter.
The 2009 first quarter net realized capital losses include provisions of $10.7 million for declines in the market value of securities which were considered to be other-than-temporary. The after-tax effect of such provisions on the 2009 first quarter period was $7.0 million or $0.41 per share.
Other Income/(Expense). Other income/(expense) for the first quarters of both 2009 and 2008 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratio of net losses and LAE incurred to net earned premium (loss ratios) for the 2009 and 2008 first quarters was 60.8% and 56.8%, respectively. The loss ratio for the three months of 2009 was favorably impacted by 3.5 loss ratio points and 2008 was favorably impacted by 8.8 loss ratio points, also resulting from the effect of prior year loss reserves.
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
The following table shows overall reinsurance recoverable amounts for paid and unpaid losses. Approximately $95.8 million and $96.8 million of paid and unpaid losses at March 31, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. Approximately $94.5 million and $101.7 million of paid and unpaid losses at March 31, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.

	March 31,	December 31,
	2009	2008	Change
	($ in thousands)
Reinsurance recoverables:
Paid losses	$70,725	$67,227	$3,498
Unpaid losses and LAE reserves	851,703	853,793	(2,090)

Total	$922,428	$921,020	$1,408

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	March 31,	December 31,
	2009	2008	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,879,895	$1,853,664	1.4%
Less: Reinsurance recoverable on unpaid losses and LAE reserves	851,703	853,793	-0.2%

Net loss and LAE reserves	$1,028,192	$999,871	2.8%

The following tables set forth our net reported loss and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled above) by segment and line of business as of the dates indicated:

	March 31, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$106,949	$96,636	$203,585	47.5%
Property Casualty	116,354	359,035	475,389	75.5%
Professional Liability	32,443	58,992	91,435	64.5%

Total Insurance Companies	255,746	514,663	770,409	66.8%

Lloyd’s Operations:
Marine	97,211	83,218	180,429	46.1%
Property Casualty	21,788	23,438	45,226	51.8%
Professional Liability	6,416	25,712	32,128	80.0%

Total Lloyd’s Operations	125,415	132,368	257,783	51.3%

Total Company	$381,161	$647,031	$1,028,192	62.9%

	December 31, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$96,244	$96,995	$193,239	50.2%
Property Casualty	115,810	358,305	474,115	75.6%
Professional Liability	22,913	58,793	81,706	72.0%

Total Insurance Companies	234,967	514,093	749,060	68.6%

Lloyd’s Operations:
Marine	99,233	78,293	177,526	44.1%
Property Casualty	26,218	16,386	42,604	38.5%
Professional Liability	5,822	24,859	30,681	81.0%

Total Lloyd’s Operations	131,273	119,538	250,811	47.7%

Total Company	$366,240	$633,631	$999,871	63.4%

At March 31, 2009, the IBNR loss reserve was $647.0 million or 62.9% of our total loss reserves compared to $633.6 million or 63.4% at December 31, 2008.
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
The following table sets forth the Company’s gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Gustav and Ike for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$107,399
Incurred loss & LAE	—	$114,000
Calendar year payments	11,160	6,601

Ending gross reserves	$96,239	$107,399

Gross case loss reserves	$70,753	$70,299
Gross IBNR loss reserves	25,486	37,100

Ending gross reserves	$96,239	$107,399

Net of Reinsurance
Beginning net reserves	$12,923
Incurred loss & LAE	449	$17,169
Calendar year payments	6,637	4,246

Ending net reserves	$6,735	$12,923

Net case loss reserves	$6,075	$11,696
Net IBNR loss reserves	660	1,227

Ending net reserves	$6,735	$12,923

Approximately $95.8 million and $96.8 million of paid and unpaid losses at March 31, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike.
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

The following table sets forth the Company’s gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$97,732	$141,831
Incurred loss & LAE	(1,849)	(12,250)
Calendar year payments	2,840	31,849

Ending gross reserves	$93,043	$97,732

Gross case loss reserves	$62,944	$62,732
Gross IBNR loss reserves	30,099	35,000

Ending gross reserves	$93,043	$97,732

Net of Reinsurance
Beginning net reserves	$3,667	$4,519
Incurred loss & LAE	130	(990)
Calendar year payments	189	(138)

Ending net reserves	$3,608	$3,667

Net case loss reserves	$213	$279
Net IBNR loss reserves	3,395	3,388

Ending net reserves	$3,608	$3,667

Approximately $94.5 million and $101.7 million of paid and unpaid losses at March 31, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
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
The reserves for asbestos exposures at March 31, 2009 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following table sets forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$21,774	$23,194
Incurred losses & LAE	11	796
Calendar year payments	53	2,216

Ending gross reserves	$21,732	$21,774

Gross case loss reserves	$13,876	$13,918
Gross IBNR loss reserves	7,856	7,856

Ending gross reserves	$21,732	$21,774

Net of Reinsurance
Beginning net reserves	$16,683	$16,717
Incurred losses & LAE	51	263
Calendar year payments	(102)	297

Ending net reserves	$16,836	$16,683

Net case loss reserves	$9,185	$9,032
Net IBNR loss reserves	7,651	7,651

Ending net reserves	$16,836	$16,683

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
At March 31, 2009, the ceded asbestos paid and unpaid recoverables were $8.2 million compared to $8.9 million at December 31, 2008.
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
Prior period reserve redundancies of $5.8 million and $13.7 million, net of reinsurance, were recorded in the 2009 and 2008 first quarters, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.
The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	($ in thousands)

Insurance Companies:
Marine	$1,958	$(300)
Property Casualty	(11,713)	(7,900)
Professional Liability	4,623	(300)

Subtotal Insurance Companies	(5,132)	(8,500)
Lloyd’s Operations	(635)	(5,180)

Total	$(5,767)	$(13,680)

Following is a discussion of relevant factors related to the $5.8 million prior period net reserve deficiency recorded in the 2009 first quarter:
The Insurance Companies recorded $2.0 million of prior period net reserve deficiencies for marine business which included $1.4 million for increased liability reserves due to large loss activity, and $1.0 million for hull and $0.9 million for transport business due reported claims activity, partially offset by $1.8 million of savings in the protection and indemnity (“P&I”) line of business due to reductions in our loss assumptions for the more recent underwriting years.
The Insurance Companies recorded $11.7 million of prior period net savings for property casualty business comprised mostly of $8.5 million of net favorable development in construction liability business due to favorable loss trends for business written from 2005 to 2007, $2.7 million of favorable development on primary casualty business on business written from 2005 to 2006 due to reported losses less than our expectations, $1.4 million of favorable development on commercial umbrella business on business written from 2004 to 2006 due to reported losses less than our expectations, and $4.9 million in the offshore energy lines of business due to a reduction in the estimate for a large reported claim and generally lower claim activity than expected. These redundancies were partially offset by prior period net reserve deficiencies in the middle markets and specialty run-off lines of $1.6 million and $1.2 million, respectively, due to loss activity in excess of expectations.
The Insurance Companies recorded $4.6 million of net prior period deficiencies for professional liability business mostly emanating from E&O business written in 2006 and 2007 due to reported losses being greater than expectations.

The Lloyd’s Operations recorded $0.6 million of prior period net savings comprised of savings of $3.1 million for marine business due to favorable loss activity in the liability and cargo lines, partially offset by deficiencies of $1.1 million in the international E&O line due to higher reported loss activity and $0.5 million in our engineering book due to a large reported loss. Reserves for the run off Property book were strengthened by an additional $0.5 million after worse than expected claims development in the quarter.
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
The Insurance Companies recorded $7.9 million of prior period net savings for property casualty business comprised of $8.9 million of favorable development in construction liability business due to favorable loss trends for business written from 2003 to 2006 and $2.3 million of favorable development for personal umbrella business written in 2007, partially offset by adverse loss development of $3.3 million from discontinued business. We also recorded $1.2 million of prior period net deficiencies for middle markets business principally for business written in 2004 and 2003 of which $0.5 million was for one large claim on a policy written in 2003 and $1.8 million of prior period net savings for run-off business principally due to the lack of loss activity for aviation and space business discontinued in 1999.
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
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expense to net earned premiums in the 2009 first quarter was 13.6% compared to 13.5% for the same period in 2008. The increase is mostly attributable to greater retentions, particularly on our marine quota share treaties, which have reduced the ceding commission benefit.
Other Operating Expenses. The increase of 2.6% in other operating expenses in the 2009 first quarter compared to the same period in 2008, was attributable primarily to employee-related expenses resulting from expansion of the business and investments in technology to support this growth. Partially offsetting these increases was a benefit of approximately $2.0 million from the decline in value of our London based GBP denominated expenses when reported in US dollars compared to the first quarter of 2008.

Income Taxes. The Company recorded an income tax expense of $4.1 million for the 2009 first quarter compared to income tax expense of $10.2 million for the 2008 first quarter, resulting in effective tax rates of 25.7% and 30.5%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 24.9% for the 2009 three month period compared to 26.4% for the same period in 2008. As of March 31, 2009 and December 31, 2008 the net deferred Federal, foreign, state and local tax assets were $53.9 million and $54.7 million, respectively.
We are subject to the tax regulations of the U.S. and foreign countries in which we operate. The Company files a consolidated Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations at a 28% rate.
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $48.3 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.4 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $3.6 million and $6.2 million at March 31, 2009 and December 31, 2008, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $2.0 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at March 31, 2009 expire in 2029.
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
Insurance Companies
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It is primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including construction general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis fully reinsured by Navigators Insurance Company. NMC and Navigators Management (UK) Ltd. produce, manage and underwrite insurance and reinsurance business for the Insurance Companies.

The following table sets forth the results of operations for the Insurance Companies for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	($ in thousands)

Gross written premium	$191,983	$191,596
Net written premium	137,082	124,310

Net earned premium	120,290	112,246
Net losses and LAE	(70,153)	(67,356)
Commission expense	(14,968)	(12,948)
Other operating expenses	(24,560)	(22,148)
Commission income and other income (expense)	201	258

Underwriting profit (loss)	10,810	10,052

Net investment income	16,207	15,465
Net realized capital gains (losses)	(8,907)	(102)

Income before income taxes	18,110	25,415

Income tax expense	4,533	7,370

Net income	$13,577	$18,045

Loss and LAE ratio	58.3%	60.0%
Commission expense ratio	12.4%	11.5%
Other operating expense ratio (1)	20.3%	19.5%

Combined ratio	91.0%	91.0%

(1)	Includes other operating expenses and commission income and other income (expense).

The following tables set forth the underwriting results of the Insurance Companies for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$37,161	$26,390	$11,622	$(851)	71.0%	31.3%	102.3%
Property Casualty	65,412	28,004	20,753	16,655	42.8%	31.7%	74.5%
Professional Liability	17,717	15,759	6,952	(4,994)	89.0%	39.2%	128.2%

Total	$120,290	$70,153	$39,327	$10,810	58.3%	32.7%	91.0%

	Three Months Ended March 31, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$26,455	$22,313	$9,169	$(5,027)	84.3%	34.7%	119.0%
Property Casualty	71,718	36,138	20,571	15,009	50.4%	28.7%	79.1%
Professional Liability	14,073	8,905	5,098	70	63.3%	36.2%	99.5%

Total	$112,246	$67,356	$34,838	$10,052	60.0%	31.0%	91.0%

Net earned premium of the Insurance Companies increased 7.2% in the 2009 first quarter compared to the same period in 2008, primarily reflecting increased net written premiums.
The 2009 first quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $5.1 million or 4.3 loss ratio points.
Generally, while the Insurance Companies have experienced favorable prior period redundancies in 2008 and 2007, the ultimate loss ratios for the most recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, were 4.3% for the 2009 first quarter compared to 4.4 % for the comparable 2008 period. The average durations of the Insurance Companies’ invested assets at March 31, 2009 was 4.8 years compared to 4.7 years at March 31, 2008. Net investment income increased in the 2009 first quarter compared to the same period in 2008 primarily due to the investment of new funds from cash flow, partially offset by the decrease in yields on short term investments.

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
Syndicate 1221’s stamp capacity is £123.0 million ($176.5 million) in 2009 compared to £123.0 million ($228 million) in 2008. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2009 and 2008 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Navigators Corporate Underwriters Ltd. in 2008.
Lloyd’s presents its results on an underwriting year basis, generally closing each underwriting year after three years. We make estimates for each underwriting year and timely accrue the expected results. Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221.
Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep accounts open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”) transaction. The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss. We provide letters of credit and other collateral to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.
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

The following table sets forth the results of operations of the Lloyd’s Operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	($ in thousands)

Gross written premium	$83,276	$95,550
Net written premium	63,570	63,412

Net earned premium	44,656	43,494
Net losses and LAE	(30,094)	(21,064)
Commission expense	(7,480)	(8,000)
Other operating expenses	(5,981)	(7,608)
Commission income and other income (expense)	(52)	14

Underwriting profit (loss)	1,049	6,836

Net investment income	2,383	2,982
Net realized capital gains (losses)	(3,330)	26

Income before income taxes	102	9,844

Income tax expense (benefit)	336	3,452

Net income (loss)	$(234)	$6,392

Loss and LAE ratio	67.4%	48.4%
Commission expense ratio	16.8%	18.4%
Other operating expense ratio (1)	13.5%	17.5%

Combined ratio	97.7%	84.3%

(1)	Includes other operating expenses and commission income and other income (expense).
Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business. Market conditions then began to soften and the average renewal premium rates in 2007 decreased approximately 1.2% for the marine and energy lines and decreased approximately 3.4% in the professional liability business. The average renewal premium rates for 2008 decreased approximately 8.2% for the marine and energy business and decreased approximately 1.3% for the professional liability business. The average renewal premium rates for the first quarter of 2009 increased approximately 8.1% for the marine business, increased approximately 10.3% for the offshore business and increased approximately 1.8% for the professional liability business.
The 2009 three month earnings in the Lloyd’s Operations reflect the continued favorable loss development trends as the loss ratio was favorably impacted by prior period loss reserve redundancies of $0.6 million or 1.4 loss ratio points.
Generally, while the Lloyd’s Operations have experienced favorable prior period net redundancies in calendar years 2008 and 2007, ultimate loss ratios for the more recent underwriting years of 2008 and 2007 have been increasing due to softening market conditions for the business written during those periods.

The approximate annualized pre-tax yield on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, was 2.8% for the 2009 first quarter compared to 3.7% for the comparable 2008 period. The average duration of our Lloyd’s Operations’ invested assets at March 31, 2009 was 1.7 years compared to 1.5 years at March 31, 2008. The decrease in the Lloyd’s Operations’ net investment income is reflective of the lower yields on short term investments. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.
Off-Balance Sheet Transactions
There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2008 Annual Report on Form 10-K.
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2008 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.88 billion and $1.85 billion at March 31, 2009 and December 31, 2008, respectively. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$175,680	$8,355	$16,100	$16,100	$135,125

In early April 2009, the Company repurchased $10.0 million aggregate principal amount of its issued and outstanding 7% senior notes from an unaffiliated noteholder on the open market, as a result of which, as of the date of this filing, $115.0 million aggregate principal amount of notes remains issued and outstanding.
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
At March 31, 2009, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated “AAA” by S&P and “Aaa” by Moody’s, except for forty securities approximating $30.8 million. There are no collateralized debt obligations (“CDO’s”), collateralized loan obligations (“CLO’s”), asset backed commercial paper or credit default swaps in the Company’s investment portfolio. At March 31, 2009 and December 31, 2008, all fixed-maturity and equity securities held by us were classified as available-for-sale.
The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 3.9% and 4.2% for the 2009 and 2008 first quarter, respectively.
Since the first quarter of 2008, the Company’s tax-exempt securities portion of its investment portfolio has increased by $40.6 million to approximately 35.9% of the fixed maturities investment portfolio at March 31, 2009 compared to approximately 35.7% at March 31, 2008. As a result, the effective tax rate on net investment income was 24.9% for the 2009 first quarter compared to 26.4% for the comparable 2008 period.
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
The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at March 31, 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	($ in thousands)
	Level 1	Level 2	Level 3	Total

Fixed Maturities	$261,943	$1,414,727	$156	$1,676,826

Equity securities	37,164	14,571	—	51,735

Short-term investments	48,953	157,270	—	206,223

Total	$348,060	$1,586,568	$156	$1,934,784

The securities classified as Level 3 in the above table consist of one security rated investment grade by both S&P and Moody’s, with unobservable inputs included in the Company’s fixed maturities portfolio for which price quotes from brokers were used to indicate fair value.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the quarter ended March 31, 2009:

Three Months Ended
March 31, 2009
($ in thousands)

Level 3 investments as of December 31, 2008	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	—
Transfer to Level 3	—

Level 3 investments as of March 31, 2009	$156

The following tables set forth our cash and investments as of March 31, 2009 and December 31, 2008:

		Gross	Gross	OTTI	Cost or
	Fair	Unrealized	Unrealized	Recognized	Amortized
March 31, 2009	Value	Gains	(Losses)	in OCI	Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, agency bonds and foreign government bonds	$398,268	$19,757	$(25)	$—	$378,536
States, municipalities and political subdivisions	610,021	19,116	(4,230)	—	595,135
Mortgage- and asset-backed securities
Mortgage-backed securities	314,432	14,055	(1)	—	300,378
Collateralized mortgage obligations	43,167	—	(7,188)	(16,103)	66,458
Asset-backed securities	29,826	273	(785)	(68)	30,406
Commercial mortgage-backed securities	89,648	15	(23,511)	—	113,144

Subtotal	477,073	14,343	(31,485)	(16,171)	510,386
Corporate bonds	191,464	2,259	(15,917)	—	205,122

Total fixed maturities	1,676,826	55,475	(51,657)	(16,171)	1,689,179

Equity securities — common stocks	51,735	609	(1,183)	—	52,309

Cash	16,644	—	—	—	16,644

Short-term investments	206,223	—	—	—	206,223

Total	$1,951,428	$56,084	$(52,840)	$(16,171)	$1,964,355

		Gross	Gross	OTTI	Cost or
	Fair	Unrealized	Unrealized	Recognized	Amortized
December 31, 2008	Value	Gains	(Losses)	in OCI	Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, agency bonds and foreign government bonds	$361,656	$25,741	$(145)	$—	$336,060
States, municipalities and political subdivisions	614,609	12,568	(8,036)	—	610,077
Mortgage- and asset-backed securities:
Mortgage-backed securities	299,775	10,930	(26)	—	288,871
Collateralized mortgage obligations	56,743	—	(27,119)	—	83,862
Asset-backed securities	29,436	5	(1,289)	—	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	—	113,034

Subtotal	478,638	10,935	(48,784)	—	516,487
Corporate bonds	188,869	1,398	(14,660)	—	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	—	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	—	52,523

Cash	1,457	—	—	—	1,457

Short-term investments	220,684	—	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$—	$1,939,419

The following tables set forth our U.S. Treasury and Agency Bonds and foreign government bonds as of March 31, 2009 and December 31, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
March 31, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$310,020	$17,448	$(2)	$292,574
Agency Bonds	77,234	2,163	(3)	75,074
Foreign Government Bonds	11,014	146	(20)	10,888

Total	$398,268	$19,757	$(25)	$378,536

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$290,059	$23,243	$(143)	$266,959
Agency Bonds	58,401	2,008	(2)	56,395
Foreign Government Bonds	13,196	490	—	12,706

Total	$361,656	$25,741	$(145)	$336,060

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
At March 31, 2009, the Company owned two asset-backed securities approximating $0.2 million with subprime mortgage exposures. The securities have an effective maturity of 1.7 years. In addition, the Company owned five collateralized mortgage obligations and asset-backed securities approximating $1.5 million classified as Alt-A. They have an effective maturity of 5.2 years. Such subprime and Alt-A categories are as defined by S&P. The Company is receiving principal and/or interest payments on all of these securities and believes such amounts are fully collectible.

The following table sets forth the fifteen largest municipal holdings by counterparty as of March 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Commonwealth of Massachusetts	$15,572	$829	$(15)	$14,758	AA
State of Wisconsin	9,757	232	—	9,525	AA-
State of Louisiana	9,593	61	(20)	9,552	A+
State of Washington	9,355	508	—	8,847	AA
State of California	9,116	68	(550)	9,598	A
Commonwealth of Pennsylvania	8,361	435	—	7,926	AA
State of North Carolina	8,131	534	—	7,597	AAA
Virginia Resources Authority	7,819	418	—	7,401	AAA
State of Ohio	7,785	394	—	7,391	AA+
Illinois Finance Authority	7,642	24	(304)	7,922	BBB+
Delaware Transportation Authority	6,906	553	—	6,353	AA-
Adams County School District	6,866	—	(72)	6,938	BBB+
New York Local Government Assistance	6,772	120	—	6,652	AA-
City of Chicago	6,711	340	—	6,371	A-
State of Maine	6,349	522	—	5,827	AA-

Subtotal	$126,735	$5,038	$(961)	$122,658
All Other	483,286	14,078	(3,269)	472,477

Total	$610,021	$19,116	$(4,230)	$595,135

The following table sets forth the composition of the municipal bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all of the securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2009:

Equivalent	Equivalent
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$572,717	$556,779	$15,938
BBB	Baa	34,008	34,901	(893)
BB	Ba	1,413	1,435	(22)
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
N/A	N/A	1,883	2,020	(137)

Total		$610,021	$595,135	$14,886

The following tables set forth our mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities by those issued by GNMA, FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at March 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Mortgage-backed securities:
GNMA	$41,227	$1,424	$—	$39,803
FNMA	202,042	9,235	(1)	192,808
FHLMC	71,163	3,396	—	67,767
Prime	—	—	—	—
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$314,432	$14,055	$(1)	$300,378

	Gross	Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
($ in thousands)
Collateralized mortgage obligations:
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	42,250	—	(22,772)	65,022
Alt-A	917	—	(519)	1,436
Subprime	—	—	—	—

Total	$43,167	$—	$(23,291)	$66,458

The following table sets forth the fifteen largest collateralized mortgage obligations as of March 31, 2009:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)

MLCC Mortgage Investors Inc 06 2	2006	$3,586	$4,415	$(829)	AAA	Aaa
Wells Fargo Mortgage Backed 06 AR8	2006	3,348	5,867	(2,519)	AAA	NR
Citigroup Mortgage Loan Trust 06 AR2	2006	3,299	4,926	(1,627)	N/A	A3
Merrill Lynch Mortgage Backed 07 2	2007	2,773	4,591	(1,818)		Aa3
GMAC Mortgage Corp Loan Trust 05 AR6	2005	2,753	4,243	(1,490)	AAA	Aaa
Merrill Lynch Mortgage Investors 05 A9	2005	2,669	4,170	(1,501)	AAA	N/A
Wells Fargo Mortgage Backed 06 AR5	2006	2,098	3,439	(1,341)	N/A	Baa1
Wells Fargo Mortgage Backed 05 AR4	2005	1,084	1,455	(371)	N/A	Aaa
Bank of America Mortgage 04 F	2004	976	995	(19)	AAA	Aaa
Merrill Lynch Mortgage Investors 05 A9	2005	931	1,165	(234)	AAA
Bear Stearns Adjustable Rate 06 1	2006	702	950	(248)		Aa1
Master Adjustable Rate Mortage 05 6	2005	699	934	(235)	AAA	Baa2
Bank of America Funding Corp 06 D	2006	628	894	(266)	AAA	N/A
JP Morgan Mortgage Trust 05 A4	2005	588	773	(185)	AAA	Aaa
Mortgageit Trust 05 1	2005	570	838	(268)	AAA	Aaa

Subtotal		$26,704	$39,655	$(12,951)
All Other		16,463	26,803	(10,340)

Total		$43,167	$66,458	$(23,291)

	Gross	Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)

Asset-backed securities:
GNMA	$—	$	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	29,117	273	(648)	29,492
Alt-A	545	—	(136)	681
Subprime	164	—	(69)	233

Total	$29,826	$273	$(853)	$30,406

Details of the collateral of our asset-backed securities portfolio as of March 31, 2009 are presented below:

						Total	Amortized	Unrealized
	AAA	AA	A	BBB	CCC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$13,500	$4,731	$906	$2,846	$—	$21,983	$22,429	$(446)
Credit Cards	548	—	—	269	—	817	825	(8)
Miscellaneous	6,320	—	545	—	161	7,026	7,152	(126)

Total	$20,368	$4,731	$1,451	$3,115	$161	$29,826	$30,406	$(580)

The commercial mortgage-backed securities are all rated investment grade. The following table sets forth the fifteen largest commercial mortgage backed securities portfolio as of March 31, 2009:

					Average
	Issue	Fair	Book	Unrealized	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	Loss	LTV%	Rate	Level	Rating	Rating
	($ in thousands)

Wachovia Bank Commercial Mortgage 05 C18	2005	$5,454	$6,844	$(1,390)	72.1%	0.8%	31.2%	AAA	Aaa
GS Mortgage Securities Corp II 05 GG4	2005	4,956	6,597	(1,641)	72.0%	0.2%	30.6%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C6	2006	4,858	6,789	(1,931)	63.6%	0.9%	30.2%	AAA	Aaa
Four Times Square Trust 06 4TS	2006	4,756	7,030	(2,274)	39.4%	0.0%	7.9%	AA+	Aa1
Citigroup/Deutsche Bank Comm 05 CD1	2005	4,700	5,873	(1,173)	68.4%	0.9%	30.6%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C7	2006	4,499	6,333	(1,834)	63.8%	1.2%	30.1%	AAA	N/A
Bear Stearns Commercial Mortgage 06 T22	2006	4,223	4,883	(660)	57.4%	0.0%	27.9%	N/A	Aaa
Bear Stearns Commercial Mortgage 07 PW15	2007	3,728	5,137	(1,409)	67.6%	0.1%	30.2%	AAA	Aaa
Banc of America Commercial Mortgage 07 1	2007	3,496	4,783	(1,287)	70.1%	1.0%	30.4%	N/A	Aaa
Morgan Stanley Capital I 07 HQ11	2007	3,327	4,791	(1,464)	69.6%	1.4%	30.1%	AAA	Aaa
Commercial Mortgage Pass Throu 05 C6	2005	3,129	4,054	(925)	71.3%	4.0%	30.3%	AAA	Aaa
Merrill Lynch Mortgage Trust 05 CIP1	2005	3,099	4,034	(935)	68.8%	1.0%	30.8%	N/A	Aaa
Morgan Stanley Capital I 04 T13	2004	2,655	3,324	(669)	58.8%	0.0%	15.2%	N/A	Aaa
Citigroup Cmmercial Mortgage 06 C5	2006	2,423	3,513	(1,090)	68.6%	1.6%	30.2%	N/A	Aaa
GE Capital Commercial Mortgage 02 1A	2002	2,417	2,504	(87)	72.1%	1.5%	24.1%	N/A	Aaa

Subtotal		$57,720	$76,489	$(18,769)
All Other		31,928	36,655	(4,727)

Total		$89,648	$113,144	$(23,496)

The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at fair value at March 31, 2009 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating:

			Percent
Rating			to
Description	Rating	Amount	Total
	($ in thousands)

Extremely Strong	AAA	$1,179,106	63%
Very Strong	AA	360,571	19%
Strong	A	236,168	13%
Adequate	BBB	100,120	5%
Speculative	BB & below	5,201	0%
Not Rated	NR	1,883	0%

Total		$1,883,049	100%

The Company owns securities credit enhanced by financial guarantors. The following tables set forth the amount of credit enhanced securities in the fixed maturities portfolio by category at March 31, 2009, identify the amount insured by each financial guarantor and identify the average underlying credit rating of such credit enhanced securities:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Credit enhanced securities:
States, municipalities and political subdivisions	$319,932	$8,953	$(2,485)	$313,464
Mortgage- and asset-backed securities	8,484	4	(366)	8,846
Corporate bonds	1,556	—	(57)	1,613

Total	$329,972	$8,957	$(2,908)	$323,923

					Average
		Gross	Gross	Cost or	Underlying
	Fair	Unrealized	Unrealized	Amortized	Credit
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Financial guarantors:
AMBAC	$66,286	$1,623	$(672)	$65,335	A+
Assured Guaranty LTD	3,821	2	(93)	3,912	A
FGIC	51,893	1,326	(495)	51,062	AA-
Financial Security Assurance	91,036	3,163	(383)	88,256	AA-
MBIA	104,560	2,621	(732)	102,671	AA-
Radian Group, Inc.	5,170	55	(400)	5,515	A
XL Capital	7,206	167	(133)	7,172	A+

Total	$329,972	$8,957	$(2,908)	$323,923	AA-

The average underlying credit rating of the insured securities in the above table rated by S&P or Moody’s if such securities did not have the credit enhancing insurance is included in the “Underlying Credit Rating” column. This average rating includes $11.5 million of prerefunded municipal bonds which have an implied rating of “AAA” but are not otherwise rated by S&P or Moody’s. Such average ratings exclude a total of 30 credit enhanced securities approximating $21.5 million that do not have an underlying rating consisting of 17 municipal bonds approximating $11.8 million, 11 asset-backed securities approximating $8.5 million and 2 corporate bonds approximating $1.3 million.
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

The following table sets forth the fair value of the Company’s fifteen largest corporate bonds and their individual rating:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Bank of America Corp.	$6,774	$—	$(1,269)	$8,043	A-
Citigroup, Inc.	6,292	—	(1,081)	7,373	BBB+
Wells Fargo & Co.	5,195	—	(385)	5,580	A+
Morgan Stanley	4,679	—	(270)	4,949	A-
Goldman Sachs Group	4,638	—	(782)	5,420	A-
General Electric	4,459	—	(371)	4,830	AA
Pfizer Inc.	3,387	191	—	3,196	AA
Eli Lilly & Co.	3,343	95	—	3,248	A+
Pepsi Bottling Group Inc.	3,268	155	—	3,113	A
Bank of New York	3,248	70	(19)	3,197	A+
AT&T, Inc.	2,932	22	(172)	3,082	A
Cargill, Inc.	2,778	—	(46)	2,824	A
Verizon Communications Inc.	2,721	28	—	2,693	BBB
Conoco Phillips	2,645	113	—	2,532	A
Progress Energy, Inc.	2,529	25	—	2,504	BBB

Subtotal	$58,888	$699	$(4,395)	$62,584
All Other	132,576	1,560	(11,522)	142,538

Total	$191,464	$2,259	$(15,917)	$205,122

Equity securities are impaired when the fair value is less than 80% of the cost for at least six months and in other cases where more severe declines occur for less than six months.
With respect to fixed maturity securities, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in market value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much, our intent not to sell and more likely than not that we will not be required to sell before the anticipated recovery of its remaining amortized cost basis, specific credit issues related to the issuer and current economic conditions. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
As mentioned above, the Company considers its intent not to sell and it is more likely than not that we will not be required to sell before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information, market conditions and assessing value relative to other comparable securities. Management of the Company’s investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss, based upon a change in market and other factors described above.

The following table sets forth the fifteen largest equity securities holdings as of March 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$3,228	$—	$—	$3,228
Vanguard Pacific Stock Index	2,818	—	—	2,818
Vanguard European Stock Index	2,446	—	—	2,446
Vanguard Emerging Market Stock Inde	2,388	8	—	2,380
Chevron Corp	1,822	176	—	1,646
Johnson & Johnson	1,683	—	(201)	1,884
Barclays PLC	1,647	—	—	1,647
State Street Corp.	1,311	46	—	1,265
Bristol-Myers Squibb Co.	1,238	89	—	1,149
Altria Group	1,190	46	—	1,144
BP PLC	1,135	—	—	1,135
Nolia OYJ	1,126	—	—	1,126
ConocoPhillips	1,104	—	—	1,104
FPL Group Inc.	1,103	127	—	976
AT&T Inc.	1,093	13	—	1,080

Subtotal	$25,332	$505	$(201)	$25,028
All Other	26,403	104	(982)	27,281

Total	$51,735	$609	$(1,183)	$52,309

The following table summarizes all securities in an unrealized loss position at March 31, 2009 and December 31, 2008, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position. The information below indicates the potential effect on future income in the event management later concludes that such declines are considered other-than- temporary.

	March 31, 2009		December 31, 2008
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury and Agency Bonds and foreign government bonds
0-6 Months	$4,145	$25	$3,862	$145
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—

Subtotal	4,145	25	3,862	145

States, municipalities and political subdivisions
0-6 Months	47,983	704	68,727	2,187
7-12 Months	39,666	1,282	118,910	4,376
> 12 Months	42,095	2,244	15,918	1,473

Subtotal	129,744	4,230	203,555	8,036

Mortgage- and asset-backed securities
0-6 Months	4,623	40	30,670	939
7-12 Months	37,388	4,364	80,618	26,966
> 12 Months	107,162	43,252	66,218	20,879

Subtotal	149,173	47,656	177,506	48,784

Corporate bonds
0-6 Months	22,335	1,733	57,805	2,445
7-12 Months	51,700	4,569	57,971	5,893
> 12 Months	37,345	9,615	27,873	6,322

Subtotal	111,380	15,917	143,649	14,660

Total Fixed Maturities	$394,442	$67,828	$528,572	$71,625

Equity securities — common stocks
0-6 Months	$6,934	$1,175	$8,991	$1,941
7-12 Months	173	8	351	46
> 12 Months	—	—	—	—

Total Equity Securities	$7,107	$1,183	$9,342	$1,987

As of March 31, 2009, the largest single unrealized loss by issuer in the fixed maturities was $2.5 million and the largest single unrealized loss by issuer in the equity securities was $0.3 million.

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost.

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed Maturities	$(282)	$(712)	$(4,008)	$(47,636)	$(52,638)
Equity Securities	(622)	—	—	—	(622)

Total	$(904)	$(712)	$(4,008)	$(47,636)	$(53,260)

The table above includes fixed maturity securities with unrealized losses of $51.6 million where the fair value has been less than 80% of book value for at least six months. The fair value of these securities as of March 31, 2009 was $117.1 million. These losses consist mainly of non-agency mortgage backed securities, commerical mortgage backed securities and corporate bonds that have not been deemed to be other-than-temporary based on our evaluation of projected cash flows, credit enhancements, cumulative delinquencies and losses, rating agency assessments and other factors. Management believes these securities are trading at depressed levels due to illiquidity in the marketplace and other market based factors rather than the specific credit issues.
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
During the 2009 first quarter, the Company identified 54 common stocks with a fair value of $35.8 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $8.3 million. During the 2009 first quarter, the Company identified two corporate bonds with a fair value of $0.8 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $0.6 million. The Company elected to take early adoption of the new FASB proposal, which considers relevant factors in determining the impairment of a structured security. When assessing whether the amortized cost basis of the security will be recovered, the Company compared the present value of cash flows expected to be collected. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered a credit loss. The Company recognized a credit loss of $1.8 million for 36 structured securities which was recognized in earnings. The Company does not intend to sell any of these structured securities and it is more likely than not that we will not be required to sell these securities before recovery of its amortized cost basis.
The following table sets forth the summary of the credit losses recognized on our available for sale debt securities at March 31, 2009:

March 31, 2009
($ in thousands)

Beginning Balance at January 1, 2009	$—
Credit Losses on Securities not previously impaired	1,797

Ending balance at March 31,2009	$1,797

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2009. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	to Total	Amount	to Total
	($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$53,610	80%	$310,743	80%
2	BBB	Baa	12,341	18%	76,615	19%
3	BB	Ba	1,246	2%	4,332	1%
4	B	B	426	—	708	—
5	CCC or lower	Caa or lower	68	—	161	—
6	N/A	N/A	137	—	1,883	—

	Total		$67,828	100%	$394,442	100%

At March 31, 2009, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB — “ or higher, or a Moody’s rating of “Baa3” or higher, except for $1.7 million which is rated below investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at March 31, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$83	0%	$5,367	1%
Due after one year through five years	5,902	9%	82,747	21%
Due after five years through ten years	7,726	11%	68,939	17%
Due after ten years	6,461	10%	88,216	22%
Mortgage- and asset-backed securities	47,656	70%	149,173	39%

Total fixed income securities	$67,828	100%	$394,442	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 2.8 years.

Our realized capital gains and losses for the periods indicated were as follows:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Fixed maturities:
Gains	$2,932	$197
(Losses)	(3,302)	(9)
(Impairments)	(2,361)	—

	(2,731)	188

Equity securities:
Gains	13	263
(Losses)	(1,180)	(527)
(Impairments)	(8,339)	—

	(9,506)	(264)

Net realized capital gains (losses)	$(12,237)	$(76)

The total impairment losses recorded in the 2009 first quarter period were $10.7 million.
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
Approximately $95.8 million and $96.8 million of paid and unpaid losses at March 31, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. Approximately $94.5 million and $101.7 million of paid and unpaid losses at March 31, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources
Cash flows from operations were $42.9 million and $59.7 million for the three months ended March 31, 2009 and 2008, respectively. The positive operating cash flow was primarily due to the increase in net written premium, collected investment income, decrease in reinsurance recoverable on paid losses and fewer paid losses relating to Hurricanes Katrina and Rita. Operating cash flow was used primarily to acquire additional investment assets.
Investments and cash increased $33.7 million to $1.95 billion at March 31, 2009 from December 31, 2008. The increase was due to the positive cash flow from operations, partially offset by declines in market value.
Net investment income was $18.7 million and $18.8 million for the three months ended March 31, 2009 and 2008, respectively. The decline results from lower yields on our short-term balances.
At March 31, 2009, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $7.1 million, consists of investment grade bonds. At March 31, 2009, our portfolio had an average maturity of 5.6 years and duration of 4.3 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of March 31, 2009 and December 31, 2008, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
The Company has a credit facility provided through a consortium of banks. Through March 31, 2009, the credit facility made available to the Company letters of credit up to $180 million and a line of credit of $20 million. At March 31, 2009, letters of credit with an aggregate face amount of $91.2 million were issued under the credit facility. The line of credit was unused at March 31, 2009. This credit facility expired on March 31, 2009.
On April 3, 2009, the Company entered into a $75 million credit facility agreement entitled “Fourth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. As amended, the credit facility is a letter of credit facility and replaces the $200 million credit facility that expired by its terms on March 31, 2009. The credit facility will continue to be used primarily to support the Company’s capacity at its Lloyd’s of London operations. As a result of this amendment, the cost of the letter of credit portion of the credit facility increased to 2.00% from 0.75% for the issued letters of credit and to 0.375% from 0.10% for the unutilized portion of the letter of credit facility. The credit facility expires on April 2, 2010.
Each of the above mentioned credit facilities contain or contained customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. Each of the credit facilities also provides or provided for customary events of defaults, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The Company is or was in compliance with all the covenants of the applicable credit facility at the date of this filing and at March 31, 2009, respectively.
The credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millenium Underwriting Ltd. to fund our participation in Syndicate 1221, which is denominated in British pounds.

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
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at March 31, 2009 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
March 31, 2009, ceded asbestos paid and unpaid recoverables were $8.2 million compared to $8.9 million at December 31, 2008. Of such amounts at March 31, 2009, $4.5 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2009 and December 31, 2008, our capital resources were as follows:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Senior debt	$123,825	$123,794
Stockholders’ equity	712,454	689,317

Total capitalization	$836,279	$813,111

Ratio of debt to total capitalization	14.8%	15.2%

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
In October 2007, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock and during 2008, the Parent Company purchased 224,754 shares of its common stock in the open market at an average cost of $51.34 per share for a total of $11.5 million. This program expired at December 31, 2008.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments of $4.4 million. Going forward, the semi-annual interest payment will be $4.0 million when adjusting for the recent debt repurchase of $10.0 million in April 2009, the interest payments and any stock repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2008 surplus of Navigators Insurance Company, the approximate remaining maximum amount available at March 31, 2009 for the payment of dividends by Navigators Insurance Company during 2008 without prior regulatory approval was $48.1 million. Navigators Insurance Company declared and paid a $10.0 million dividend to the Parent Company in the first quarter of 2009.

Condensed Parent Company balance sheets as of March 31, 2009 (unaudited) and December 31, 2008 are shown in the table below:

	March 31,	December 31,
	2009	2008
	($ in thousands)

Cash and investments	$80,257	$52,149
Investments in subsidiaries	762,898	751,864
Goodwill and other intangible assets	2,534	2,534
Other assets	(5,269)	8,769

Total assets	$840,420	$815,316

Accounts payable and other liabilities	$495	$747
Accrued interest payable	3,646	1,458
7% Senior Notes due May 1, 2016	123,825	123,794

Total liabilities	127,966	125,999

Stockholders’ equity	712,454	689,317

Total liabilities and stockholders’ equity	$840,420	$815,316

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the information concerning market risk as stated in the Company’s 2008 Annual Report on Form 10-K.
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

Part II — Other Information
Item 1. Legal Proceedings
The Company is working with various state insurance regulators on a matter involving policy fees charged by a program administrator on certain personal umbrella insurance policies underwritten by Navigators Insurance Company that were outside of Navigators Insurance Company’s filed rates. Following discovery of the issue, Navigators Insurance Company approached regulators in the affected states to resolve these matters, and is currently making refunds to policyholders for policy fees collected from the time of discovery of the issue that did not comply with Navigators Insurance Company’s filed rates. In addition, Navigators Insurance Company has terminated its relationship with the program administrator effective August 1, 2009 and has ensured that fees will not be collected on any policies going forward unless such fees are permitted by each state in which they are charged. Navigators Insurance Company may be subject to fines, additional refund obligations and other exposure with respect to the past fees charged. The Company cannot at this time reasonably estimate the cost of resolving this matter. However, we do not expect that it will have a material adverse effect on the Company’s financial condition or results of operations.

The Company is not a party to, or the subject of, any other material pending legal proceedings that depart from the routine litigation incidental to the kinds of business it conducts.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2008 Annual Report on Form 10-K.
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

The Navigators Group, Inc.
(Registrant)
Date: May 1, 2009	/s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings *

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act *

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act *

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act *

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