Form 10-Q
period 2009-06-30
NAVIGATORS GROUP INC
filed 2009-08-07
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
or

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of July 27, 2009 was 16,948,497.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2009, $1,752,828; 2008, $1,664,755)	$1,754,770	$1,643,772
Equity securities, available-for-sale, at fair value (cost: 2009, $41,944; 2008, $52,523)	47,781	51,802
Short-term investments, at fair value	191,616	220,684
Cash	14,401	1,457

Total investments and cash	2,008,568	1,917,715

Premiums in course of collection	210,815	170,522
Commissions receivable	313	319
Prepaid reinsurance premiums	166,539	188,874
Reinsurance receivable on paid losses	79,857	67,227
Reinsurance receivable on unpaid losses and loss adjustment expenses	875,809	853,793
Net deferred income tax asset	48,231	54,736
Deferred policy acquisition costs	60,032	47,618
Accrued investment income	17,397	17,411
Goodwill and other intangible assets	7,135	6,622
Other assets	25,407	24,743

Total assets	$3,500,103	$3,349,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,942,976	$1,853,664
Unearned premium	510,282	480,665
Reinsurance balances payable	125,167	140,319
Senior notes	113,949	123,794
Federal income tax payable	14,033	5,874
Payable for securities	11,075	—
Accounts payable and other liabilities	34,824	55,947

Total liabilities	2,752,306	2,660,263

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, shares authorized: 50,000,000; issued and outstanding (net of treasury shares): 16,948,497 at 6/30/09 and 16,856,073 at 12/31/08	1,717	1,708
Additional paid-in capital	302,964	298,872
Retained earnings	442,426	406,776
Treasury stock, at cost (224,754 shares for both 2009 and 2008)	(11,540)	(11,540)
Accumulated other comprehensive income (loss)	12,230	(6,499)

Total stockholders’ equity	747,797	689,317

Total liabilities and stockholders’ equity	$3,500,103	$3,349,580

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	June 30,
	2009	2008
	(Unaudited)

Gross written premium	$272,729	$$279,213

Revenues:
Net written premium	$183,007	$174,287
Increase in unearned premium	(13,139)	(11,584)

Net earned premium	169,868	162,703
Commission income	55	467
Net investment income	18,656	18,731
Total other-than-temporary impairments	(1,876)	(8,412)
Portion of loss recognized in OCI (before tax)	(1,407)	—

Net impairment loss recognized in earnings	(469)	(8,412)
Net realized capital gains (losses)	2,596	436
Other income	5,247	1,010

Total revenues	195,953	174,935

Operating expenses:
Net losses and loss adjustment expenses incurred	100,728	91,889
Commission expense	26,278	23,490
Other operating expenses	33,019	33,237
Interest expense	2,150	2,217

Total operating expenses	162,175	150,833

Income before income tax expense	33,778	24,102

Income tax expense:
Current	10,440	12,156
Deferred	(312)	(5,475)

Total income tax expense	10,128	6,681

Net income	$23,650	$17,421

Net income per common share:
Basic	$1.40	$1.04
Diluted	$1.39	$1.03

Average common shares outstanding:
Basic	16,938	16,773
Diluted	16,993	16,912
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)

Gross written premium	$547,988	$566,359

Revenues:
Net written premium	$383,659	$362,009
Increase in unearned premium	(48,845)	(43,566)

Net earned premium	334,814	318,443
Commission income	35	728
Net investment income	37,399	37,569
Total other-than-temporary impairments	(28,747)	(8,412)
Portion of loss recognized in OCI (before tax)	(17,578)	—

Net impairment loss recognized in earnings	(11,169)	(8,412)
Net realized capital gains (losses)	1,059	360
Other income	5,410	1,021

Total revenues	367,548	349,709

Operating expenses:
Net losses and loss adjustment expenses incurred	200,975	180,309
Commission expense	48,726	44,438
Other operating expenses	63,554	62,993
Interest expense	4,369	4,434

Total operating expenses	317,624	292,174

Income before income tax expense	49,924	57,535

Income tax expense:
Current	17,190	22,462
Deferred	(2,916)	(5,598)

Total income tax expense	14,274	16,864

Net income	$35,650	$40,671

Net income per common share:
Basic	$2.11	$2.42
Diluted	$2.10	$2.39

Average common shares outstanding:
Basic	16,910	16,817
Diluted	17,010	17,002
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,708	$1,687
Shares issued under stock plans	9	13

Balance at end of period	$1,717	$1,700

Additional paid-in capital
Balance at beginning of year	$298,872	$291,616
Shares issued under stock plans	4,092	3,688

Balance at end of period	$302,964	$295,304

Retained earnings
Balance at beginning of year	$406,776	$355,084
Net income	35,650	40,671

Balance at end of period	$442,426	$395,755

Treasury stock, at cost
Balance at beginning of year	$(11,540)	$—
Treasury stock acquired	—	(9,816)

Balance at end of period	$(11,540)	$(9,816)

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$(15,062)	$10,186
Change in period	31,179	(20,398)

Balance at end of period	16,117	(10,212)

Non-credit Impairment Losses, net of tax
Balance at beginning of year	—	—
Change in period	(11,426)	—

Balance at end of period	(11,426)	—

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,563	3,533
Net adjustment for period	(1,024)	93

Balance at end of period	7,539	3,626

Balance at end of period	$12,230	$(6,586)

Total stockholders’ equity at end of period	$747,797	$676,357

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	June 30,
	2009	2008
	(Unaudited)

Net income	$23,650	$17,421

Other comprehensive income:
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $6,935 and ($9,337) in 2009 and 2008, respectively(1)	13,770	(16,986)
Change in foreign currency translation (losses) gains, net of tax (benefit) expense of ($1,369) and $909 in 2009 and 2008, respectively	(2,544)	375

Other comprehensive income (loss)	11,226	(16,611)

Comprehensive income	$34,876	$810

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$15,146	$(22,171)
Less: reclassification adjustment for net realized capital gains (losses) included in net income	1,703	(5,185)
reclassification adjustment for impairment losses recognized in net income	(327)	—

Change in net unrealized gains (losses) on securities	$13,770	$(16,986)

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)

Net income	$35,650	$40,671

Other comprehensive income:
Change in net unrealized gains (losses) on securities, net of tax expense (benefit) of $9,729 and $ (10,742) in 2009 and 2008, respectively(1)	19,753	(20,398)
Change in foreign currency translation (losses) gains, net of tax (benefit) expense of $(551) and $50 in 2009 and 2008, respectively	(1,024)	93

Other comprehensive income (loss)	18,729	(20,305)

Comprehensive income	$54,379	$20,366

(1) Disclosure of reclassification amount, net of tax:
Unrealized holding gains (losses) arising during period	$12,942	$(25,633)
Less: reclassification adjustment for net realized capital gains (losses) included in net income	563	(5,235)
reclassification adjustment for impairment losses recognized in net income	(7,374)	—

Change in net unrealized gains (losses) on securities	$19,753	$(20,398)

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Operating activities:
Net income	$35,650	$40,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,263	2,422
Net deferred income tax benefit	(2,916)	(5,598)
Net realized capital losses	10,110	8,052
Changes in assets and liabilities:
Reinsurance receivable on paid and unpaid losses and LAE	(28,447)	40,156
Reserve for losses and LAE	75,937	56,873
Prepaid reinsurance premiums	23,527	(5,019)
Unearned premium	25,508	48,311
Premiums in course of collection	(37,060)	(34,052)
Commissions receivable	7	1,933
Deferred policy acquisition costs	(11,597)	(3,143)
Accrued investment income	18	(1,342)
Reinsurance balances payable	(16,287)	(13,331)
Federal income tax	6,635	5,354
Other	(13,867)	(7,887)

Net cash provided by operating activities	69,481	133,400

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	65,094	72,764
Sales	98,650	84,562
Purchases	(260,161)	(253,945)
Equity securities, available-for-sale
Sales	17,201	12,063
Purchases	(15,287)	(25,893)
Change in payable for securities	11,223	(2,046)
Net change in short-term investments	34,148	(3,736)
Purchase of property and equipment	(1,306)	(1,618)

Net cash used in investing activities	(50,438)	(117,849)

Financing activities:
Purchase of treasury stock	—	(9,816)
Repurchase of Senior Notes	(7,000)	—
Proceeds of stock issued from employee stock purchase plan	344	520
Proceeds of stock issued from exercise of stock options	557	1,188

Net cash used in financing activities	(6,099)	(8,108)

Increase in cash	12,944	7,443
Cash at beginning of year	1,457	7,056

Cash at end of period	$14,401	$14,499

Supplemental cash information:
Federal, state and local income tax paid	$9,688	$15,430
Interest paid	4,330	4,375
Issuance of stock to directors	210	200
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2008 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. The company evaluates subsequent events through August 7, 2009.
Note 2. Reinsurance Ceded
The Company’s ceded earned premiums were $92.5 million and $99.0 million for the three months ended June 30, 2009 and 2008, respectively, and were $188.3 million and $199.1 million for the six months ended June 30, 2009 and 2008, respectively. The Company’s ceded incurred losses were $87.7 million and $60.3 million for the three months ended June 30, 2009 and 2008, respectively, and were $136.5 million and $82.0 million for the six months ended June 30, 2009 and 2008, respectively.
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
We evaluate the performance of each underwriting segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premium, net losses and loss adjustment expenses (“LAE”), commission expense, other operating expenses, commission income and other income or expense. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

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
Effective in 2009, the Company has reclassified certain of its business lines, which has no effect on the segment classifications of the Insurance Companies and Lloyd’s Operations.
•
The offshore energy business, formerly included in the “Marine and Energy” businesses of the Insurance Companies and Lloyd’s Operations, is now included in the Insurance Companies’ and Lloyd’s Operations “Property Casualty” businesses.

•
The marine lines within both the Insurance Company and Lloyd’s Operations are now presented as “Marine” instead of “Marine and Energy”, since the energy business has now been reclassified to “Property Casualty”.

•
Engineering and construction, European Property and other run-off business, formerly included in the “Other” category of business within the Insurance Companies and Lloyd’s Operations, are now included under “Property Casualty”.

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.
Underwriting data for prior periods has been reclassified to reflect these changes.

Financial data by segment for the three and six months ended June 30, 2009 and 2008 follows:

	Three Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$189,385	$83,344		$272,729
Net written premium	122,359	60,648		183,007

Net earned premium	116,223	53,645		169,868
Net losses and LAE	(68,843)	(31,885)		(100,728)
Commission expense	(15,060)	(11,218)		(26,278)
Other operating expenses	(26,906)	(6,117)	$4	(33,019)
Commission income and other income (expense)	1,655	651	2,996	5,302

Underwriting Income (loss)	7,069	5,076	3,000	15,145

Net investment income	16,239	2,316	101	18,656
Net realized capital gains (losses)	2,210	(83)	—	2,127
Interest expense	—	—	(2,150)	(2,150)

Income (loss) before income taxes	25,518	7,309	951	33,778

Income tax expense (benefit)	7,171	2,624	333	10,128

Net income (loss)	$18,347	$4,685	$618	$23,650

Identifiable assets (1)	$2,571,787	$832,751	$80,000	$3,500,103

Loss and LAE ratio	59.2%	59.4%		59.3%
Commission expense ratio	13.0%	20.9%		15.5%
Other operating expense ratio (2)	21.7%	10.2%		18.1%

Combined ratio	93.9%	90.5%		92.9%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$57,086	$47,273	$104,359
Property Casualty	94,567	25,506	120,073
Professional Liability	37,732	10,565	48,297

Total	$189,385	$83,344	$272,729

Net written premium:
Marine	$34,956	$40,077	$75,033
Property Casualty	65,704	15,070	80,774
Professional Liability	21,699	5,501	27,200

Total	$122,359	$60,648	$183,007

Net earned premium:
Marine	$34,678	$37,038	$71,716
Property Casualty	63,068	11,201	74,269
Professional Liability	18,477	5,406	23,883

Total	$116,223	$53,645	$169,868

	Three Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premium	$197,956	$81,257		$279,213
Net written premium	128,182	46,105		174,287

Net earned premium	117,434	45,269		162,703
Net losses and LAE	(62,225)	(29,664)		(91,889)
Commission expense	(14,723)	(8,767)		(23,490)
Other operating expenses	(24,552)	(8,685)		(33,237)
Commission income and other income (expense)	1,516	(39)		1,477

Underwriting profit	17,450	(1,886)		15,564

Net investment income	15,593	2,871	$267	18,731
Net realized capital gains (losses)	(8,053)	77	—	(7,976)
Interest expense	—	—	(2,217)	(2,217)

Income (loss) before income taxes	24,990	1,062	(1,950)	24,102

Income tax expense (benefit)	6,939	425	(683)	6,681

Net income (loss)	$18,051	$637	$(1,267)	$17,421

Identifiable assets (1)	$2,383,898	$773,572	$68,413	$3,245,500

Loss and LAE ratio	53.0%	65.5%		56.5%
Commission expense ratio	12.5%	19.4%		14.4%
Other operating expense ratio (2)	19.6%	19.3%		19.5%

Combined ratio	85.1%	104.2%		90.4%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Three Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$64,339	$41,499	$105,838
Property Casualty	107,180	31,359	138,539
Professional Liability	26,437	8,399	34,836

Total	$197,956	$81,257	$279,213

Net written premium:
Marine	$38,982	$28,269	$67,251
Property Casualty	73,294	12,755	86,049
Professional Liability	15,906	5,081	20,987

Total	$128,182	$46,105	$174,287

Net earned premium:
Marine	$33,095	$31,328	$64,423
Property Casualty	69,951	8,800	78,751
Professional Liability	14,388	5,141	19,529

Total	$117,434	$45,269	$162,703

	Six Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
		($ in thousands)

Gross written premium	$381,368	$166,620		$547,988
Net written premium	259,441	124,218		383,659

Net earned premium	236,513	98,301		334,814
Net losses and LAE	(138,996)	(61,979)		(200,975)
Commission expense	(30,028)	(18,698)		(48,726)
Other operating expenses	(51,466)	(12,098)	$10	(63,554)
Commission income and other income (expense)	1,856	599	2,990	5,445

Underwriting profit	17,879	6,125	3,000	27,004

Net investment income	32,446	4,699	254	37,399
Net realized capital gains (losses)	(6,697)	(3,413)	—	(10,110)
Interest expense	—	—	(4,369)	(4,369)

Income (loss) before income taxes	43,628	7,411	(1,115)	49,924

Income tax expense (benefit)	11,704	2,960	(390)	14,274

Net income (loss)	$31,924	$4,451	$(725)	$35,650

Identifiable assets (1)	$2,571,787	$832,751	$80,000	$3,500,103

Loss and LAE ratio	58.8%	63.0%		60.0%
Commission expense ratio	12.7%	19.0%		14.6%
Other operating expense ratio (2)	21.0%	11.7%		18.2%

Combined ratio	92.5%	93.7%		92.8%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Six Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
		($ in thousands)

Gross written premium:
Marine	$134,323	$106,296	$240,619
Property Casualty	178,825	39,034	217,859
Professional Liability	68,220	21,290	89,510

Total	$381,368	$166,620	$547,988

Net written premium:
Marine	$93,415	$90,051	$183,466
Property Casualty	125,680	22,665	148,345
Professional Liability	40,346	11,502	51,848

Total	$259,441	$124,218	$383,659

Net earned premium:
Marine	$71,839	$68,213	$140,052
Property Casualty	128,480	19,124	147,604
Professional Liability	36,194	10,964	47,158

Total	$236,513	$98,301	$334,814

	Six Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
		($ in thousands)

Gross written premium	$389,552	$176,807		$566,359
Net written premium	252,492	109,517		362,009

Net earned premium	229,680	88,763		318,443
Net losses and LAE	(129,581)	(50,728)		(180,309)
Commission expense	(27,671)	(16,767)		(44,438)
Other operating expenses	(46,700)	(16,293)		(62,993)
Commission income and other income (expense)	1,774	(25)		1,749

Underwriting profit	27,502	4,950		32,452

Net investment income	31,058	5,853	$658	37,569
Net realized capital gains (losses)	(8,155)	103	—	(8,052)
Interest expense	—	—	(4,434)	(4,434)

Income (loss) before income taxes	50,405	10,906	(3,776)	57,535

Income tax expense (benefit)	14,309	3,877	(1,322)	16,864

Net income (loss)	$36,096	$7,029	$(2,454)	$40,671

Identifiable assets (1)	$2,383,898	$773,572	$68,413	$3,245,500

Loss and LAE ratio	56.4%	57.1%		56.6%
Commission expense ratio	12.0%	18.9%		14.0%
Other operating expense ratio (2)	19.6%	18.4%		19.2%

Combined ratio	88.0%	94.4%		89.8%

(1)	Includes inter-segment transactions causing the row not to crossfoot.

(2)	Includes other operating expenses and commission income and other income (expense).

	Six Months Ended June 30, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine & Energy	$135,955	$108,653	$244,608
Property Casualty	207,873	49,085	256,958
Professional Liability	45,724	19,069	64,793

Total	$389,552	$176,807	$566,359

Net written premium:
Marine & Energy	$82,456	$77,179	$159,635
Property Casualty	142,397	20,465	162,862
Professional Liability	27,639	11,873	39,512

Total	$252,492	$109,517	$362,009

Net earned premium:
Marine & Energy	$59,564	$60,121	$119,685
Property Casualty	141,655	17,542	159,197
Professional Liability	28,461	11,100	39,561

Total	$229,680	$88,763	$318,443

The Insurance Companies’ net earned premium includes $19.0 million and $16.4 million of net earned premium from the U.K. Branch for the three months ended June 30, 2009 and 2008, respectively, and $40.2 million and $31.1 million of net earned premium from the U.K. Branch for the six months ended June 30, 2009 and 2008, respectively.
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
Note 5. Stock-Based Compensation
Stock-based compensation granted under the Company’s stock plans is expensed as stock awards vest, with the expense being included in other operating expenses for the periods indicated. The amounts charged to expense for stock-based compensation were $1.8 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively, and $3.6 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively.

The Company expensed $27,000 and $52,000 for the three months ended June 30, 2009 and 2008, respectively, and $68,000 and $93,000 for the six months ended June 30, 2009 and 2008, respectively, related to its Employee Stock Purchase Plan.
In addition, $52,500 and $50,000 were expensed for the three month periods ended June 30, 2009 and 2008, respectively, and $105,000 and $100,000 were expensed for the six month periods ended June 30, 2009 and 2008, respectively, for stock issued annually to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.
Note 6. Recently Adopted Accounting Pronouncements
SFAS No. 141(R): In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141, Business Combinations. SFAS 141(R) retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. SFAS 141(R) also amends the recognition criteria for contingent consideration. SFAS 141(R) was effective as of January 1, 2009. The adoption of SFAS 141(R) did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
SFAS No. 160: In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment to ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest of the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 was effective as of January 1, 2009. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
SFAS No. 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flow. SFAS 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
FASB Staff Position (“FSP”) No. 142-3: In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 became effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
EITF No. 07-5: In June 2008, the EITF reached consensus on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), which provides guidance about whether an instrument should be classified as equity and not marked to market for accounting purposes. EITF 07-5 became effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

FASB Staff Position No. 157-4: In April 2009, the FASB issued FSP FAS 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”). The FSP became effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB 157, Fair Value Measurements, when the volume and level of activity of the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The Company elected to early adopt FSP FAS 157-4 in the 2009 first quarter. The adoption of FSP FAS 157-4 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
FASB Staff Position No. 115-2: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The FSP became effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities, the presentation of other-than-temporary impairment losses and increase the frequency of and expand the required disclosures about other-than-temporary impairment for debt and equity securities. The Company elected to early adopt FSP FAS 115-2 and FAS 124-2 in the 2009 first quarter. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.
FASB Staff Position No. 107-1: In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and ABP 28-1”). The FSP became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company elected to early adopt FSP FASB 107-1 and APB 28-1 in the 2009 first quarter. The adoption did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flow.
SFAS No. 165: In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements; and 3) The disclosures that an entity should make about events that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
SFAS No. 166: In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). The key amendments resulting from SFAS 166 are the removal of the concept of a qualifying special-purpose entity (QSPE) from Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and the elimination of the exception for QSPEs from the consolidation guidance of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”). SFAS 166 also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. In addition SFAS 166 requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. SFAS 166 is effective as of January 1, 2010 for calendar year reporting entities. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 166 on its consolidated financial statements.

SFAS No. 167: In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses the effects of eliminating the QSPE concept from SFAS 140 and clarifies and amends certain key provisions of FIN 46(R), including the transparency of an enterprise’s involvement with variable interest entities (VIEs). The key changes resulting from SFAS 167 are the requirement of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain guidance in FIN 46(R) related to the determination as to which entities are deemed VIEs, and the amendment of FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE. SFAS 167 also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. SFAS 167 is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company is currently evaluating the potential impact of adopting SFAS 167 on its consolidated financial statements.
SFAS No. 168: In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FAS Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated financial condition, results of operations or cash flows.
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
Syndicate 1221’s stamp capacity is £123.0 million ($190.5 million) for the 2009 underwriting year compared to £123.0 million ($228.0 million) for the 2008 underwriting year. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2009 and 2008 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
The Company provides letters of credit and posts cash to Lloyd’s to support its Syndicate 1221 capacity. If the Company increases its participation or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s, or reduce the capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks, that expires April 2, 2010. If the banks decide not to renew the credit facility, the Company will need to find either internal or other external sources to provide the letters of credit or other collateral in order to continue to participate in Syndicate 1221. The bank facility is collateralized by all of the common stock of Navigators Insurance Company.

Note 8. Income Taxes
We are subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the Internal Revenue Service (“IRS”). These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 28% rate. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries.
A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. The Company had no unrecognized tax benefits at either June 30, 2009 or June 30, 2008 and does not anticipate any significant unrecognized tax benefits within the next twelve months. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2005 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three or six month periods ended June 30, 2009 and 2008.
The Company recorded income tax expense of $10.1 million for the 2009 second quarter compared to income tax expense of $6.7 million for the 2008 second quarter, resulting in effective tax rates of 30.0% and 27.7%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 25.2% for the 2009 three month period compared to 25.4% for the same period in 2008. As of June 30, 2009 and December 31, 2008, the net deferred Federal, foreign, state and local tax assets were $48.2 million and $54.7 million, respectively.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $3.7 million and $6.2 million at June 30, 2009 and December 31, 2008, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.8 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at June 30, 2009 expire in 2029.

Note 9. Commitments and Contingencies
(a) The Company is not a party to, or the subject of, any material pending legal proceedings that depart from the routine litigation incidental to the kinds of business it conducts.
(b) Whenever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. The Company does not believe that any assessment is likely in the foreseeable future and has not provided any allowance for such an assessment. However, based on the Company’s 2009 capacity at Lloyd’s of £123.0 million, the June 30, 2009 exchange rate of £1 equals $1.64 and assuming the maximum 3% assessment, the Company would be assessed approximately $6.1 million.
Note 10. Senior Notes due May 1, 2016
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.1 million and $2.2 million, respectively, for the three months ended June 30, 2009 and 2008, and $4.4 million for both of the six months ended June 30, 2009 and 2008. The fair value of the Senior Notes, based on quoted market prices, was $87.1 million and $83.6 million at June 30, 2009 and December 31, 2008, respectively.
The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of June 30, 2009, the Company was in compliance with all such covenants.
In April 2009, the Company repurchased $10.0 million aggregate principal amount of its issued and outstanding 7% senior notes from an unaffiliated noteholder on the open market for $7.0 million, which generated a $2.9 million pretax gain that is reflected in other income and added $0.11 to the second quarter earnings per share. As a result of this transaction $115.0 million aggregate principal amount of notes remains issued and outstanding.

Note 11. Investments
The following tables set forth our cash and investments as of June 30, 2009:

		Gross	Gross	OTTI	Cost or
	Fair	Unrealized	Unrealized	Recognized	Amortized
June 30, 2009	Value	Gains	(Losses)	in OCI	Cost
			($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, agency bonds and foreign government bonds	$402,071	$11,555	$(249)	$—	$390,765
States, municipalities and political subdivisions	642,861	18,069	(3,719)	—	628,511
Mortgage- and asset-backed securities
Mortgage-backed securities	309,097	11,607	(170)	—	297,660
Collateralized mortgage obligations	43,230	—	(1,359)	(17,505)	62,094
Asset-backed securities	24,773	721	(197)	(73)	24,322
Commercial mortgage-backed securities	96,417	119	(16,763)	—	113,061

Subtotal	473,517	12,447	(18,489)	(17,578)	497,137
Corporate bonds	236,321	6,184	(6,278)	—	236,415

Total fixed maturities	1,754,770	48,255	(28,735)	(17,578)	1,752,828

Equity securities — common stocks	47,781	6,103	(266)	—	41,944

Cash	14,401	—	—	—	14,401

Short-term investments	191,616	—	—	—	191,616

Total	$2,008,568	$54,358	$(29,001)	$(17,578)	$2,000,789

The market value of the Company’s investment portfolio may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. The Company does not have the intent to sell nor is it more likely than not that the Company will have to sell debt securities in unrealized loss positions that are not other-than temporarily impaired before recovery. It may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

The following table summarizes all securities in an unrealized loss position at June 30, 2009 and December 31, 2008, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position.

	June 30, 2009		December 31, 2008
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury and Agency
Bonds and foreign government bonds
0-6 Months	$43,336	$249	$3,862	$145
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—

Subtotal	43,336	249	3,862	145

States, municipalities and political subdivisions
0-6 Months	67,665	886	68,727	2,187
7-12 Months	10,221	570	118,910	4,376
> 12 Months	46,759	2,263	15,918	1,473

Subtotal	124,645	3,719	203,555	8,036

Mortgage- and asset-backed securities
0-6 Months	23,219	170	30,670	939
7-12 Months	1,812	137	80,618	26,966
> 12 Months	133,750	35,760	66,218	20,879

Subtotal	158,781	36,067	177,506	48,784

Corporate bonds
0-6 Months	12,237	201	57,805	2,445
7-12 Months	9,272	384	57,971	5,893
> 12 Months	54,868	5,693	27,873	6,322

Subtotal	76,377	6,278	143,649	14,660

Total Fixed Maturities	$403,139	$46,313	$528,572	$71,625

Equity securities — common stocks
0-6 Months	$2,746	$111	$8,991	$1,941
7-12 Months	728	155	351	46
> 12 Months	—	—	—	—

Total Equity Securities	$3,474	$266	$9,342	$1,987

The Mortgage- and asset-backed securities’ unrealized loss in the above table for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities is a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans. The Company uses the “Stated Assumptions” approach and projects an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. The stated assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A breakeven default rate is also calculated. A comparison to the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, 60+ delinquency and security rating.
During the 2009 second quarter, the Company identified 7 common stocks with a fair value of $3.6 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $0.4 million.
The Company elected to take early adoption of the new FASB proposal, which considers relevant factors in determining the impairment of a structured security. When assessing whether the amortized cost basis of the security will be recovered, the Company compared the present value of cash flows expected to be collected. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered a credit loss. During the 2009 second quarter, the Company recognized a credit loss of $0.1 million for 7 structured securities which was recognized in earnings. The Company does not intend to sell any of these structured securities and it is more likely than not that we will not be required to sell these securities before recovery of its amortized cost basis.
The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary impairment losses on debt securities held as of June 30, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

June 30, 2009
($ in thousands)

Beginning Balance at January 1, 2009	$—
Credit Losses on Securities not previously impaired as of December 31, 2008	1,881
Additional Credit Losses on Securities not previously impaired as of March 31, 2009	26

Ending balance at June 30, 2009	$1,907

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

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at June 30, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$7	0%	$1,630	0%
Due after one year through five years	1,785	4%	74,263	18%
Due after five years through ten years	3,589	8%	76,724	19%
Due after ten years	4,865	11%	91,741	23%
Mortgage- and asset-backed securities	36,067	77%	158,781	40%

Total fixed income securities	$46,313	100%	$403,139	100%

Our realized capital gains and losses for the periods indicated were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands)

Fixed maturities:
Gains	$1,593	$1,329	$4,525	$1,526
(Losses)	(196)	(426)	(3,498)	(435)
(Impairments)	(110)	—	(2,471)	—

	1,287	903	(1,444)	1,091

Equity securities:
Gains	1,549	180	1,562	443
(Losses)	(350)	(647)	(1,530)	(1,174)
(Impairments)	(359)	(8,412)	(8,698)	(8,412)

	840	(8,879)	(8,666)	(9,143)

Net realized capital gains (losses)	$2,127	$(7,976)	$(10,110)	$(8,052)

The 2009 second quarter net realized capital gains include impairments of $0.5 million for declines in the market value of equity and fixed income securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. In light of the declines in the fair value of these securities and the related economic circumstances causing such declines, the Company believes that their fair value will not recover in the foreseeable future.

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
The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at June 30, 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
		($ in thousands)
	Level 1	Level 2	Level 3	Total

Fixed Maturities	$274,353	$1,480,417	$—	$1,754,770

Equity securities	47,781	—	—	47,781

Short-term investments	55,495	136,121	—	191,616

Total	$377,629	$1,616,538	$—	$1,994,167

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and six months ended June 30, 2009:

Three Months Ended
June 30, 2009
($ in thousands)

Level 3 investments as of March 31, 2009	$156
Unrealized net gains included in other comprehensive income (loss)	—
Purchases, sales, paydowns and amortization	—
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of June 30, 2009	$—

Six Months Ended
June 30, 2009
($ in thousands)

Level 3 investments as of December 31, 2008	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of June 30, 2009	$—

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
Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2008 Annual Report on Form 10-K as well as:
•	continued volatility in the financial markets and the current recession;
•
risks arising from the concentration of our business in marine and energy, general liability and professional liability insurance, including the risk that market conditions for these lines could change adversely or that we could experience large losses in these lines;

•	cyclicality in the property/casualty insurance business generally, and the marine insurance business specifically;
•
risks that we face in entering new markets and diversifying the products and services that we offer, including risks arising from the development of our new specialty lines or our ability to manage effectively the rapid growth in our lines of business;

•
changing legal, social and economic trends and inherent uncertainties in the loss estimation process, which could adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	risks inherent in the preparation of our financial statements, which requires us to make many estimates and judgments;
•	our ability to continue to obtain reinsurance covering our exposures at appropriate prices and/or in sufficient amounts;
•
the counterparty credit risk of our reinsurers, including the other participants in the marine pool, and other risks associated with the collection of reinsurance recoverable amounts from our reinsurers, who may not pay on losses in a timely fashion, or at all;

•	the effects of competition from banks and other insurers;
•	unexpected turnover of our professional staff and our ability to attract and retain qualified employees;
•	increases in interest rates during periods in which we must sell fixed-income securities to satisfy liquidity needs may result in realized investment losses;
•	our investment portfolio is exposed to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities;
•
exposure to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows;

•	capital may not be available in the future, or may not be available on favorable terms;

•
our ability to maintain or improve our ratings to avoid the possibility of downgrades in our claims-paying and financial strength ratings significantly adversely affecting us, including reducing the number of insurance policies we write generally, or causing clients who require an insurer with a certain rating level to use higher-rated insurers;

•
risks associated with continued or increased premium levies by Lloyd’s of London (“Lloyd’s) for the Lloyd’s Central Fund and cash calls for trust fund deposits, or a significant downgrade of Lloyd’s rating by A.M. Best Company;

•	changes in the laws, rules and regulations that apply to our insurance companies;
•	the inability of our subsidiaries to pay dividends to us in sufficient amounts, which would harm our ability to meet our obligations;
•
weather-related events and other catastrophes (including acts of terrorism) impacting our insureds and/or reinsurers, including, without limitation, the impact of Hurricanes Katrina, Rita and Wilma in 2005 and Hurricanes Gustav and Ike in 2008 and the possibility that our estimates of losses from such hurricanes will prove to be materially inaccurate;

•	volatility in the market price of our common stock; and
•
other risks that we identify in current and future filings with the SEC, including without limitation the risks described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
The discussions that follow include tables that contain both our consolidated and segment operating results for the three and six month periods ended June 30, 2009 and 2008. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
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
Our revenue is primarily comprised of premiums and investment income. The Insurance Companies derive their premiums primarily from business written by Navigators Management Company, Inc. (“NMC”), a wholly-owned underwriting management company, which produces, manages and underwrites insurance and reinsurance for the Company. During the 2008 second quarter, Navigators California Insurance Services, Inc. and Navigators Special Risk, Inc., also wholly-owned underwriting management companies, were merged into NMC. Navigators Management (UK) Ltd. produces, manages and underwrites insurance and reinsurance for the U.K. Branch. Both NMC and Navigators Management (UK) Ltd. are reimbursed for their actual costs. The Lloyd’s Operations derive their premiums from business written by NUAL which is reimbursed for its actual costs and, where applicable, profit commissions on the business produced for Syndicate 1221.

From 2003 through 2006, we experienced generally beneficial market changes in our lines of business. The marine rate increases began to level off in 2004 and into 2005; however, as a result of the substantial insurance industry losses resulting from Hurricanes Katrina and Rita, the marine insurance market experienced diminished capacity and rate increases through the end of 2006, particularly for the offshore energy risks located in the Gulf of Mexico. Since the end of 2006, competitive market conditions have returned as available capacity has increased.
The average renewal premium rates for our Insurance Companies’ marine business increased approximately 1.1% for the 2009 second quarter compared to the 2008 second quarter. The average renewal premium rates for our Lloyd’s Operations marine business increased approximately 8.1% for the 2009 second quarter compared to the 2008 second quarter.
Within our Property / Casualty lines, the contractors liability business saw several years of favorable rate changes resulting from diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business have been forced to withdraw from the market and the average renewal premium rate increases were approximately 13.5% in 2004 and 49.1% in 2003. This was followed by declines in rates of approximately 1.0% in 2005 and 5.6% in 2006, primarily due to additional competition in the marketplace. This decline continued into 2007 and 2008 with average renewal premium rates declining approximately 10.7% and 11.9% respectively. We expect competitive conditions to continue during 2009 resulting in continuing declines in pricing for contractors liability and excess liability business. The average renewal premium rates for the contractors liability business declined approximately 4.6% in the 2009 second quarter compared to the 2008 second quarter. Offshore energy average renewal premium rates increased approximately 10.4% for the 2009 second quarter compared to the 2008 second quarter.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to generally heightened interest in professional liability insurance. Professional liability average renewal premium rates decreased approximately 6.6% in 2007 compared to relatively level average renewal premium rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial average renewal premium rate increases in 2003 and 2002, particularly for D&O insurance. The 2007 D&O insurance average renewal premium rates decreased approximately 7.9% following decreases of approximately 1.7% in 2006, 2.3% in 2005 and 9.5% in 2004. The average renewal premium rates for the professional liability business increased approximately 2.6% and 2.6% in the 2009 second quarter and six month period, respectively, including D&O insurance of Insurance Company average renewal premium rates which increased approximately 3.0% for the 2009 second quarter and approximately 2.1% for the first six months of 2009.
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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe events. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the unpredictable nature of catastrophes. The occurrence of one or more severe catastrophic events could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.
The Company has significant natural catastrophe exposures throughout the world. Historically our largest natural catastrophe exposure emanated from offshore energy risks exposed to hurricanes in the Gulf of Mexico. During the first two quarters of 2009 we have reduced our exposure to that peril. The majority of the offshore energy policies that have historically exposed us to this peril renew in the second quarter of the year. During this last quarter we found the available market pricing and policy terms to be unacceptable in most cases, and therefore offered coverage for the peril of windstorm in the Gulf of Mexico on only a very small number of risks. Accordingly, our exposure to hurricanes in the Gulf of Mexico as of July 1, 2009 is materially less than what it was one year ago, and it therefore no longer represents our largest natural catastrophe exposure.
We estimate that our largest exposure to loss from a single natural catastrophe event now comes from an earthquake on the west coast of the United States. As of June 30, 2009, the Company estimates that our probable maximum pre-tax gross and net loss exposure for an earthquake event centered at Los Angeles, CA would be approximately $144 million and $26 million, respectively, including the cost of reinsurance reinstatement premiums.
Like all catastrophe exposure estimates, the foregoing estimate of our probable maximum loss is inherently uncertain. This estimate is highly dependent upon numerous assumptions and subjective underwriting judgments. Examples of significant assumptions and judgments related to such an estimate include the intensity, depth and location of the earthquake, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. The composition of our portfolio also makes such estimates challenging due to the non-static nature of the exposures covered under our policies in lines of business such as cargo and hull. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any natural catastrophe event would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate. Moreover, our portfolio of insured risks changes dynamically over time and there can be no assurance that our probable maximum loss will not change materially over time.
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

Critical Accounting Policies
The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion concerning critical accounting policy disclosures (See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008). We disclose our significant accounting policies in the notes to the Consolidated Financial Statements which should be read in conjunction with the notes to the interim Consolidated Financial Statements and the 2008 audited Consolidated Financial Statements and notes. Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets, accounting for the Lloyd’s results and the translation of foreign currencies. For additional information regarding our critical accounting policies, refer to our 2008 Annual Report, pages 43 through 45, except for the other-than-temporary-impairment (“OTTI”) discussion, which is updated below.
Impairment of Invested Assets. Impairment of invested assets results in a charge to operations when a market decline below cost is other-than-temporary. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in market value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much. For debt securities, we also consider whether or not we have the intent to sell and if it is more likely than not that we will be required to sell before the anticipated recovery of its remaining amortized cost basis. For equity securities, we consider the ability and intent to hold the security for a period of time sufficient to allow any anticipated recovery in market value when evaluating whether a security’s unrealized loss presents an other-than-temporary decline. Other-than-temporary impairment losses result in a permanent reduction of the cost basis of the underlying investment. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
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

Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended June 30, 2009 and 2008. Earnings per share data is presented on a per diluted share basis.
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

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.
•	The inland marine business, formerly included in other business, is now included in marine business.
•	Middle markets business, formerly included in the specialty business, is now broken out separately.
Underwriting data for prior periods has been reclassified to reflect these changes.
Net income for the three months ended June 30, 2009 was $23.7 million or $1.39 per share compared to $17.4 million or $1.03 per share for the three months ended June 30, 2008. Included in these results were net realized capital gains of $0.08 per share and net realized capital losses of $0.31 per share for the three months ended June 30, 2009 and 2008, respectively. The 2009 second quarter’s net realized capital gains include impairments of $0.5 million for declines in the market value of securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. The after-tax loss of such impairments was $0.3 million or $0.02 per share. Recording realized capital losses on such securities has no impact on the Company’s stockholders’ equity or book value per share since unrealized gains and losses on the investment portfolio are a component of accumulated other comprehensive income (loss).
Net income for the six months ended June 30, 2009 was $35.7 million or $2.10 per share compared to $40.7 million or $2.39 per share for the six months ended June 30, 2008. Included in these results were net realized capital losses of $0.40 per share and $0.31 per share for the six months ended June 30, 2009 and 2008, respectively.
Net income for the three and six month periods ended June 30, 2009 includes a gain related to the repurchase of $10 million aggregate principal amount of its issued and outstanding 7.00% senior notes from an unaffiliated note-holder on the open market for $7 million, which net of amortized costs resulted in a pre-tax gain of $2.9 million and added $0.11 to earnings per share.

The combined ratios, which consist of the sum of the loss and LAE ratio and the expense ratio for each period, for the 2009 second quarter and six month period were 92.9 % and 92.8% compared to 90.4% and 89.8% for the comparable periods in 2008. The combined ratios for the 2009 second quarter and six month period were reduced by 5.6 and 4.6 loss ratio points, for net loss reserve redundancies of $9.5 million and $15.2 million, respectively, relating to prior years. The combined ratios for the 2008 second quarter and six month period were reduced by 6.5 and 7.6 loss ratio points, respectively, for net loss reserve redundancies of $10.6 million and $24.3 million, respectively, relating to prior years. The net paid loss and LAE ratios for the 2009 second quarter and six month period were 36.4% and 39.9%, respectively, compared to 29.7% for the 2008 second quarter and 31.2% for the first six months of 2008.
Cash flow from operations was $69.5 million for the first six months of 2009 compared to $133.4 million for the comparable period in 2008. This decrease included a $43.5 million negative variance in our cash flows related to collections for storm loss recoverables from our reinsurers. During the first six months of 2008 we collected $21.3 million of net balances from reinsurers mostly related to gross losses paid during 2007 for Hurricanes Katrina and Rita, while during the first six months of 2009 our recoverable balances grew by $22.2 million related to gross storm loss payments that we have not yet collected from reinsurers primarily on Hurricanes Gustav and Ike.
Consolidated stockholders’ equity increased 8.4% to $747.8 million or $44.12 per share at June 30, 2009 compared to $689.3 million or $40.89 per share at December 31, 2008. The increase was due to unrealized investment portfolio gains and net income.
Revenues. Gross written premium decreased to $272.7 million and $548.0 million in the second quarter and first six months of 2009, compared to $279.2 million and $566.4 million in the 2008 comparable periods. The decrease in the 2009 second quarter gross written premium compared to 2008 generally reflects a combination of selective business expansion in new and existing lines of business, offset by the effect of premium rate changes on renewal policies on certain lines of business and business lost or cancelled due to rate decreases.
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

The following tables set forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Three Months Ended June 30,
	2009				2008
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)

Insurance Companies:

Marine	$57,086	20.9%	$34,956	$34,678	$64,339	23.0%	$38,982	$33,095

Property Casualty	94,567	34.8%	65,704	63,068	107,180	38.4%	73,294	69,951

Professional Liability	37,732	13.8%	21,699	18,477	26,437	9.5%	15,906	14,388

Insurance Companies Total	189,385	69.5%	122,359	116,223	197,956	70.9%	128,182	117,434

Lloyd’s Operations:

Marine	47,273	17.2%	40,077	37,038	41,499	14.9%	28,269	31,328

Property Casualty	25,506	9.4%	15,070	11,201	31,359	11.2%	12,755	8,800

Professional Liability	10,565	3.9%	5,501	5,406	8,399	3.0%	5,081	5,141

Lloyd’s Operations Total	83,344	30.5%	60,648	53,645	81,257	29.1%	46,105	45,269

Total	$272,729	100.0%	$183,007	$169,868	$279,213	100.0%	$174,287	$162,703

	Six Months Ended June 30,
	2009				2008
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premium	%	Premium	Premium	Premium	%	Premium	Premium
	($ in thousands)

Insurance Companies:

Marine	$134,323	24.5%	$93,415	$71,839	$135,955	23.9%	$82,456	$59,564

Property Casualty	178,825	32.6%	125,680	128,480	207,873	36.8%	142,397	141,655

Professional Liability	68,220	12.4%	40,346	36,194	45,724	8.1%	27,639	28,461

Insurance Companies Total	381,368	69.5%	259,441	236,513	389,552	68.8%	252,492	229,680

Lloyd’s Operations:

Marine	106,296	19.5%	90,051	68,213	108,653	19.1%	77,179	60,121

Property Casualty	39,034	7.1%	22,665	19,124	49,085	8.7%	20,465	17,542

Professional Liability	21,290	3.9%	11,502	10,964	19,069	3.4%	11,873	11,100

Lloyd’s Operations Total	166,620	30.5%	124,218	98,301	176,807	31.2%	109,517	88,763

Total	$547,988	100.0%	$383,659	$334,814	$566,359	100.0%	$362,009	$318,443

Gross Written Premium
Insurance Companies’ Gross Written Premium
Marine Premium. The gross written premium for the first six months of 2009 and 2008 consisted of the following:

	2009	2008

Marine liability	36.4%	35.5%
P&I	13.4%	13.5%
Cargo	10.7%	12.1%
Inland marine	11.8%	8.4%
Bluewater hull	8.1%	6.9%
Transport	5.7%	9.0%
Craft/Fishing vessel	7.0%	6.2%
Other	6.9%	8.4%

Total	100.0%	100.0%

The marine gross written premium for the 2009 second quarter and six month decreased 11.3% and 1.2%, respectively, compared to the same period in 2008. The average renewal premium rates for the 2009 second quarter and six month periods increased 1.1% and 3.0%, respectively, compared to the same period in 2008. The recent insurance industry dislocations and storm losses are expected to impact the market, but the outcome of those changes is still uncertain.
Property / Casualty Premium. The gross written premium for the first six months of 2009 and 2008 consisted of the following:

	2009	2008

Construction liability	27.2%	38.3%
Commercial umbrella	21.5%	16.2%
Nav Tech	13.3%	11.9%
Programs	12.4%	10.5%
NavPac	10.5%	7.6%
Primary E&S	6.4%	9.1%
Personal Umbrella	2.2%	2.2%
Other	6.5%	4.2%

Total	100.0%	100.0%

The property/casualty gross written premium for the 2009 second quarter and six month periods decreased 11.8% and 14.0%, respectively, compared to the same periods in 2008, due primarily to weakening economic conditions that have reduced demand for construction liability insurance. The average renewal premium rates for the construction liability business decreased approximately 4.6% and 4.4% for the 2009 second quarter and six month period, respectively, compared to the same period in 2008. The recent premium rate decreases for the construction liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue for the remainder of 2009.

Professional Liability Premium. The gross written premium for the first six months of 2009 and 2008 consisted of the following:

	2009	2008

D&O (public and private)	70.0%	63.1%
Miscellaneous professional liability	15.6%	5.5%
Lawyers professional liability	11.4%	26.1%
Architects and engineers	3.0%	5.3%

Total	100.0%	100.0%

The professional liability gross written premium for the 2009 second quarter and six month period increased 42.7% and 49.2%, respectively, compared to the same period in 2008 as we have hired additional underwriters in both New York and London to expand this business resulting from increased insurer demand for insurers with excellent financial strength and market dislocations caused by weakness in other market participants. The premium growth for the 2009 six month period occurred in our D&O and E&O lines, which have historically been the most profitable segments of our professional liability business.
Premium writings for our lawyers professional lines have declined as a percentage of total premium written due to an underwriting decision to re-underwrite and refocus our lawyers book as a result of the hiring of a new team of professional liability underwriters. Architects and engineers premiums written declined as a percentage of total premiums written due to a reduction in insured demand resulting from the effects of the economic recession on construction activity. The average renewal premium rates for the professional liability business increased by approximately 2.5% and 2.4% for 2009 second quarter and six month periods, respectively, compared to the same periods in 2008.
Lloyd’s Operations’ Gross Written Premium
We have provided 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £123.0 million ($190.5 million) in 2009 compared to £123.0 million ($228.0 million) in 2008.
The Lloyd’s Operations gross written premium for the 2009 second quarter and six month period increased 2.6% and decreased 5.8%, respectively, compared to the same periods in 2008. This year-to-date decrease is attributable to both the adverse impact of the decline in the sterling exchange rate together with the closure during 2008 of the Syndicate’s UK Property book and underwriting agencies in Manchester and Basingstoke, England.

Marine Premium. The gross written premium for the first six months of 2009 and 2008 consisted of the following:

	2009	2008

Cargo and specie	40.5%	39.4%
Marine liability	30.9%	36.6%
Assumed reinsurance	14.8%	10.7%
Hull	9.8%	9.5%
Other	4.0%	3.8%

Total	100.0%	100.0%

The marine gross written premium for the 2009 second quarter and six month period increased 13.9% and decreased 2.2%, respectively, compared to the same periods in 2008. The average renewal premium rates increased approximately 8.1% and 8.6% for the 2009 second quarter and six month period, respectively, compared to the same period in 2008. These increases have been somewhat offset by the negative impact of foreign exchange movements. The Marine liability account reduced to 30.9% to 36.6% due to a small number of large accounts that will now incept later in 2009.
Property / Casualty Premium. The gross written premium for the first six months of 2009 and 2008 consisted of the following:

	2009	2008

Offshore Energy	46.9%	53.4%
Engineering and Construction	21.4%	19.4%
Onshore Energy	23.8%	18.5%
US Property Casualty	7.0%	1.0%
Bloodstock	1.1%	0.0%
Property	-0.2%	7.7%

Total	100.0%	100.0%

The property/casualty gross written premium for the 2009 second quarter and six month period decreased 18.7% and 20.5%, respectively, compared to the same periods in 2008 due to our decision to place the Property book into run-off in 2008 and a decline in Gulf of Mexico offshore energy premiums as the market has not met our terms and conditions. The average renewal premium rates for offshore energy business increased approximately 13.3% and 12.1% for the 2009 second quarter and six month periods, respectively, compared to the same period in 2008. The US property casualty business is primarily non-admitted risks in the state of New York.

Professional Liability Premium. The gross written premium for the first six months of 2009 and 2008 consisted of the following:

	2009	2008

E&O	50.2%	67.8%
D&O (public and private)	49.8%	32.2%

Total	100.0%	100.0%

The gross written premium for the 2009 second quarter and six month periods increased 25.8% and 11.6%, respectively, compared to the same periods in 2008 due to the addition of a team to underwrite high excess D&O business in late 2008.
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
The following tables set forth our ceded written premium by segment and major line of business for the periods indicated:

	Three Months Ended June 30,
	2009		2008
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$22,130	38.8%	$25,357	39.4%
Property Casualty	28,863	30.5%	33,886	31.6%
Professional Liability	16,033	42.5%	10,531	39.8%

Subtotal	67,026	35.4%	69,774	35.2%

Lloyd’s Operations:
Marine	7,196	15.2%	13,230	31.9%
Property Casualty	10,436	40.9%	18,604	59.3%
Professional Liability	5,064	47.9%	3,318	39.5%

Subtotal	22,696	27.2%	35,152	43.3%

Total	$89,722	32.9%	$104,926	37.6%

	Six Months Ended June 30,
	2009		2008
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$40,908	30.5%	$53,499	39.4%
Property Casualty	53,145	29.7%	65,476	31.5%
Professional Liability	27,874	40.9%	18,085	39.6%

Subtotal	121,927	32.0%	137,060	35.2%

Lloyd’s Operations:
Marine	16,245	15.3%	31,474	29.0%
Property Casualty	16,369	41.9%	28,620	58.3%
Professional Liability	9,788	46.0%	7,196	37.7%

Subtotal	42,402	25.4%	67,290	38.1%

Total	$164,329	30.0%	$204,350	36.1%

The percentage of total ceded written premium to gross written premium in the 2009 second quarter and six month period were 32.9% and 30.0%, respectively, which compares to the 2008 second quarter and six month ratio of 37.6% and 36.1%, respectively. The changes in the percentages of ceded written premium to gross written premium for the three months ended June 30, 2009 compared to the same period in 2008 were due to a reduction in the amount of marine and energy (included within Property Casualty) quota share reinsurance purchased for the Insurance Companies and the Lloyd’s Operations that were effective January 1, 2009 resulting in a large reduction in ceded premium.
Net Written Premium. Net written premium increased 5.0% and 6.0% in the 2009 second quarter and six month periods, respectively, compared to the same periods in 2008 due to the reduction in ceded marine premiums in our Lloyd’s operations.
Net Earned Premium. Net earned premium, which generally lags the increase in net written premium, increased 4.4% and 5.1% in the 2009 second quarter and six month periods, respectively, compared to the same periods in 2008 due to the increase in net written premium throughout 2008 and in the second quarter of 2009.
Commission Income. Commission income from unaffiliated business decreased $0.06 million and $0.04 million in the 2009 second quarter and six month periods, respectively, compared to the same periods in 2008. Beginning with the 2006 underwriting year, there was no longer any marine pool unaffiliated insurance companies with the elimination of the marine pool and no longer any unaffiliated participants at Syndicate 1221 with the purchase of the minority interest. Any profit commission would therefore result from the run-off of underwriting years prior to 2006.
Net Investment Income. Net investment income decreased 0.4% and 0.5% in the 2009 second quarter and six month periods, respectively, compared to the same periods in 2008, due to lower yields on our short-term balances.

Net Realized Capital Gains and Losses. Pre-tax net income included net realized capital gains of $2.1 million for the 2009 second quarter compared to net realized capital losses of $8.0 million for the 2008 second quarter. On an after-tax basis, the 2009 second quarter net realized capital gains were $1.4 million or $0.08 per share compared net realized capital losses of $5.2 million or $0.31 per share for the 2008 second quarter. Pre-tax net income included net realized capital losses of $10.1 million for the first six months of 2009 compared to net realized capital losses of $8.1 million for the first six months of 2008. On an after-tax basis, the net realized capital losses were $6.8 million or $0.40 per share for the first six months of 2009 compared to net realized capital losses of $5.2 million or $0.31 per share for the first six months of 2008.
The 2009 second quarter net realized capital losses include provisions of $0.5 million for declines in the market value of securities which were considered to be other-than-temporary compared to $8.4 million in the 2008 second quarter. The after-tax effect of such provisions on the 2009 second quarter period was $0.3 million or $0.02 per share compared to $5.5 million or $0.32 per share in the 2008 second quarter..
Other Income/(Expense). Other income/(expense) generally consists primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business. However, the second quarter of 2009 also includes a $2.9 million gain related to the repurchase of $10 million aggregate principal amount of its issued and outstanding 7.00% senior notes from an unaffiliated note-holder on the open market for $7 million.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred. The ratios of net losses and LAE incurred to net earned premium (loss ratios) for the 2009 and 2008 second quarters were 59.3% and 56.5%, respectively, and 60.0% and 56.6% for the first six months of 2009 and 2008, respectively. The loss ratios for the second quarter of 2009 and 2008 were favorably impacted by 5.6 and 6.5 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves. The loss ratios for the first six months of 2009 and 2008 were favorably impacted by 4.6 and 7.6 loss ratio points, respectively, also resulting from a redundancy of prior year loss reserves.
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
As illustrated in the following table, our reinsurance recoverable amounts for paid losses have increased during the first six months of 2009 as the Company recorded paid reinsurance recoverables for Hurricanes Gustav and Ike; and our unpaid losses have increased due to the changing mix of business to longer-tail lines which typically have a longer settlement period.

	June 30,	December 31,
	2009	2008	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$79,857	$67,227	$12,630
Unpaid losses and LAE reserves	875,809	853,793	22,016

Total	$955,666	$921,020	$34,646

The following table sets forth gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	June 30,	December 31,
	2009	2008	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,942,976	$1,853,664	4.8%
Less: Reinsurance recoverable on unpaid losses and LAE reserves	875,809	853,793	2.6%

Net loss and LAE reserves	$1,067,167	$999,871	6.7%

The following tables set forth our net reported loss and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled above) by segment and line of business as of the dates indicated:

	June 30, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$109,472	$97,777	$207,249	47.2%
Property Casualty	120,666	360,070	480,736	74.9%
Professional Liability	40,267	57,737	98,004	58.9%

Total Insurance Companies	270,405	515,584	785,989	65.6%

Lloyd’s Operations:
Marine	104,252	89,553	193,805	46.2%
Property Casualty	23,354	27,627	50,981	54.2%
Professional Liability	7,843	28,549	36,392	78.4%

Total Lloyd’s Operations	135,449	145,729	281,178	51.8%

Total Company	$405,854	$661,313	$1,067,167	62.0%

	December 31, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$96,244	$96,995	$193,239	50.2%
Property Casualty	115,810	358,305	474,115	75.6%
Professional Liability	22,913	58,793	81,706	72.0%

Total Insurance Companies	234,967	514,093	749,060	68.6%

Lloyd’s Operations:
Marine	99,233	78,293	177,526	44.1%
Property Casualty	26,218	16,386	42,604	38.5%
Professional Liability	5,822	24,859	30,681	81.0%

Total Lloyd’s Operations	131,273	119,538	250,811	47.7%

Total Company	$366,240	$633,631	$999,871	63.4%

At June 30, 2009, the IBNR loss reserve was $661.3 million or 62.0% of our total loss reserves compared to $633.6 million or 63.4% at December 31, 2008.
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
The following table sets forth the Company’s gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Gustav and Ike for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$107,399
Incurred loss & LAE	299	$114,000
Calendar year payments	28,269	6,601

Ending gross reserves	$79,429	$107,399

Gross case loss reserves	$56,271	$70,299
Gross IBNR loss reserves	23,158	37,100

Ending gross reserves	$79,429	$107,399

Net of Reinsurance
Beginning net reserves	$12,923
Incurred loss & LAE	836	$17,169
Calendar year payments	9,194	4,246

Ending net reserves	$4,565	$12,923

Net case loss reserves	$4,101	$11,696
Net IBNR loss reserves	464	1,227

Ending net reserves	$4,565	$12,923

Approximately $85.9 million and $96.8 million of paid and unpaid losses at June 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike.
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

The following table sets forth the Company’s gross and net loss and LAE reserves, incurred loss and LAE, and payments for Hurricanes Katrina and Rita for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$97,732	$141,831
Incurred loss & LAE	(1,849)	(12,250)
Calendar year payments	16,469	31,849

Ending gross reserves	$79,414	$97,732

Gross case loss reserves	$51,779	$62,732
Gross IBNR loss reserves	27,635	35,000

Ending gross reserves	$79,414	$97,732

Net of Reinsurance
Beginning net reserves	$3,667	$4,519
Incurred loss & LAE	146	(990)
Calendar year payments	186	(138)

Ending net reserves	$3,627	$3,667

Net case loss reserves	$212	$279
Net IBNR loss reserves	3,415	3,388

Ending net reserves	$3,627	$3,667

Approximately $82.8 million and $101.7 million of paid and unpaid losses at June 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
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
The reserves for asbestos exposures at June 30, 2009 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following table sets forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$21,774	$23,194
Incurred losses & LAE	91	796
Calendar year payments	239	2,216

Ending gross reserves	$21,626	$21,774

Gross case loss reserves	$13,770	$13,918
Gross IBNR loss reserves	7,856	7,856

Ending gross reserves	$21,626	$21,774

Net of Reinsurance
Beginning net reserves	$16,683	$16,717
Incurred losses & LAE	222	263
Calendar year payments	116	297

Ending net reserves	$16,789	$16,683

Net case loss reserves	$9,138	$9,032
Net IBNR loss reserves	7,651	7,651

Ending net reserves	$16,789	$16,683

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
At June 30, 2009, the ceded asbestos paid and unpaid recoverables were $8.0 million compared to $8.9 million at December 31, 2008.
Loss reserves for environmental losses generally consist of oil spill claims on marine liability policies written in the ordinary course of business. Net loss reserves for such exposures are included in our marine loss reserves and are not separately identified.

Prior Year Reserve Redundancies/Deficiencies
As part of our regular review of prior reserves, management, in consultation with the Company’s actuaries, may determine, based on their judgment that certain assumptions made in the reserving process in prior periods may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.
Prior period reserve redundancies of $9.5 million and $10.6 million, net of reinsurance, were recorded in the 2009 and 2008 second quarters, respectively, and $15.2 million and $24.3 million, net of reinsurance, were recorded in the first six months of 2009 and 2008, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.
The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008
	($ in thousands)

Insurance Companies:
Marine	$2,169	$(5,679)
Property Casualty	(12,804)	(5,062)
Professional Liability	5,745	(911)

Subtotal Insurance Companies	(4,890)	(11,652)
Lloyd’s Operations	(4,588)	1,072

Total	$(9,478)	$(10,580)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	($ in thousands)

Insurance Companies:
Marine	$4,127	$(5,979)
Property Casualty	(24,517)	(12,962)
Professional Liability	10,368	(1,211)

Subtotal Insurance Companies	(10,022)	(20,152)
Lloyd’s Operations	(5,223)	(4,108)

Total	$(15,245)	$(24,260)

Following is a discussion of relevant factors related to the $9.5 million prior period net reserve redundancy recorded in the 2009 second quarter:
The Insurance Companies recorded $2.2 million of prior period net reserve deficiencies for marine business resulting from $2.1 million of increased liability reserves due to loss activity that exceeded our expectations and an update of the loss development factors for this business. The remaining activity nets to $0.1 million of prior period net reserve deficiencies and included a $1.9 million marine liability case reserve for a Hurricane Gustav claim that was offset by a reduction in IBNR within the offshore line of business in our property casualty business, and savings of $1.0 million for craft and $0.9 million in the protection and indemnity (“P&I”) line of business both due to favorable loss trends for the 2007 and 2008 underwriting years.

The Insurance Companies recorded $12.8 million of prior period net savings for property casualty business comprised mostly of $15.6 million of net favorable development in construction liability business due to favorable loss trends for business written from 2006 and prior, a $1.9 million reduction in Hurricane Gustav IBNR that was offset by a case reserve in our marine liability line of business, $3.7 million of favorable development on commercial umbrella business on business written from 2004 to 2006 due to reported losses less than our expectations, $2.3 million of favorable development on primary excess and surplus business written from 2006 to 2007 due to reported losses less than our expectations and $1.2 million in the offshore energy lines of business due to generally lower claim activity than expected. These redundancies were partially offset by prior period net reserve deficiencies in the middle markets, liquor liability, personal umbrella and specialty run-off lines of $5.2 million, $3.7 million, $2.5 million and $1.4 million, respectively, due to loss activity in excess of expectations. The middle markets development occurred in the 2005 to 2008 underwriting years resulting from reported loss activity and a detailed study that documented a shift in the mix of business to lines with a higher loss ratio and a longer development pattern.
The Insurance Companies recorded $5.7 million of net prior period deficiencies for professional liability business that included $2.7 million of reserve strengthening in our large lawyers book of business written from 2006 to 2008 due to reported losses being greater than expectations and the incorporation of a reserve study which resulted in higher loss ratio assumptions for those years. Our large lawyers book is in the process of being re-underwritten due to the adverse trends we have observed in the last several quarters and the current economic weakness. We also incurred large loss activity in our D&O book in underwriting years 2005 and 2007 that resulted in $2.7 million of adverse development.
The Lloyd’s Operations recorded $4.6 million of prior period net savings comprised of $5.3 million for marine business due to favorable loss activity in the liability, reinsurance and cargo lines, partially offset by deficiencies of $0.6 million in the international E&O line due to higher reported loss activity. Within the property casualty account, reserves in our run-off property book were strengthened by $1.1 million due to worse than expected claims development in the quarter although this adverse development was partially absorbed by reserve releases of $0.9 million within the rest of the property casualty account.
Following is a discussion of relevant factors related to the $5.8 million prior period net reserve redundancy recorded in the 2009 first quarter:
The Insurance Companies recorded $2.0 million of prior period net reserve deficiencies for marine business which included $1.4 million for increased liability reserves due to large loss activity, and $1.0 million for hull and $0.9 million for transport business due to reported claims activity, partially offset by $1.8 million of savings in the protection and indemnity (“P&I”) line of business due to reductions in our loss assumptions for the more recent underwriting years.
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

The Lloyd’s Operations recorded $0.6 million of prior period net savings comprised of savings of $3.1 million for marine business due to favorable loss activity in the liability and cargo lines, partially offset by deficiencies of $1.1 million in the international E&O line due to higher reported loss activity and $0.5 million in our engineering book due to a large reported loss. Reserves for the run-off property book were strengthened by an additional $0.5 million after worse than expected claims development in the quarter.
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
The Insurance Companies recorded $7.3 million of prior period net savings for property casualty business comprised of $8.9 million of favorable development in construction liability business due to favorable loss trends for business written from 2003 to 2006 and $2.3 million of favorable development for personal umbrella business written in 2007, partially offset by adverse loss development of $3.3 million from discontinued business and $0.6 million from program business written in 2007 and 2006. We also recorded $1.2 million of prior period net deficiencies for middle markets business principally for business written in 2004 and 2003 of which $0.5 million was for one large claim on a policy written in 2003 and $1.8 million of prior period net savings for run-off business principally due to the lack of loss activity for aviation and space business discontinued in 1999.

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
Commission Expense. Commission expense paid to unaffiliated brokers and agents is generally based on a percentage of the gross written premium and is reduced by ceding commissions the Company may receive on the ceded written premium. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expense to net earned premiums in the 2009 second quarter and six month periods were 15.5% and 14.6%, respectively, compared to 14.4% and 14.0% for the comparable periods in 2008. The increase is mostly attributable to greater retentions, particularly on our marine quota share treaties, which have reduced the ceding commission benefit.
Other Operating Expenses. The decrease of $0.2 million or 0.7% compared to the 2008 second quarter was primarily the net result of a 13% increase in staff count offset by a reduction in our UK-based expenses when measured in US dollars due to a 21% reduction in the average exchange rate for sterling. The other operating expenses for the second quarter of 2009 also included a $1.3 million charge related to the ongoing personal umbrella program matter described under Legal Proceedings.
Income Taxes. The Company recorded an income tax expense of $10.1 million for the 2009 second quarter compared to an income tax expense of $6.7 million for the 2008 second quarter, resulting in effective tax rates of 30.0% and 27.7%, respectively. The income tax expense was $14.3 million and $16.9 million for the first six months of 2009 and 2008, respectively, resulting in effective tax rates of 28.6% and 29.3%, respectively. The Company’s effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 25.1% for the 2009 six month period compared to 25.9% for the same period in 2008. As of June 30, 2009 and December 31, 2008 the net deferred federal, foreign, state and local tax assets were $48.2 million and $54.7 million, respectively.
We are subject to the tax laws and regulations of the United States and foreign countries in which we operate. The Company files a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of the Company’s premium income is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 28% rate.

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $53.0 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.7 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $3.7 million and $6.2 million at June 30, 2009 and December 31, 2008, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.8 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at June 30, 2009 expire in 2029.
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

The following table sets forth the results of operations for the Insurance Companies for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands)

Gross written premium	$189,385	$197,956	$381,368	$389,552
Net written premium	122,359	128,182	259,441	252,492

Net earned premium	116,223	117,434	236,513	229,680
Net losses and LAE	(68,843)	(62,225)	(138,996)	(129,581)
Commission expense	(15,060)	(14,723)	(30,028)	(27,671)
Other operating expenses	(26,906)	(24,552)	(51,466)	(46,700)
Commission income and other income (expense)	1,655	1,516	1,856	1,774

Underwriting profit (loss)	7,069	17,450	17,879	27,502

Net investment income	16,239	15,593	32,446	31,058
Net realized capital gains (losses)	2,210	(8,053)	(6,697)	(8,155)

Income before income taxes	25,518	24,990	43,628	50,405

Income tax expense	7,171	6,939	11,704	14,309

Net income	$18,347	$18,051	$31,924	$36,096

Loss and LAE ratio	59.2%	53.0%	58.8%	56.4%
Commission expense ratio	13.0%	12.5%	12.7%	12.0%
Other operating expense ratio (1)	21.7%	19.6%	21.0%	19.6%

Combined ratio	93.9%	85.1%	92.5%	88.0%

(1)	Includes other operating expenses and commission income and other income (expense).

The following tables set forth the underwriting results of the Insurance Companies for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$34,678	$25,238	$10,904	$(1,464)	72.8%	31.4%	104.2%
Property Casualty	63,068	28,446	23,227	11,395	45.1%	36.8%	81.9%
Professional Liability	18,477	15,159	6,180	(2,862)	82.0%	33.4%	115.4%

Total	$116,223	$68,843	$40,311	$7,069	59.2%	34.7%	93.9%

	Three Months Ended June 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$33,095	$13,976	$10,092	$9,027	42.2%	30.5%	72.7%
Property Casualty	69,951	40,875	22,647	6,429	58.4%	32.4%	90.8%
Professional Liability	14,388	7,374	5,020	1,994	51.3%	34.9%	86.2%

Total	$117,434	$62,225	$37,759	$17,450	53.0%	32.1%	85.1%

	Six Months Ended June 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$71,839	$51,628	$22,194	$(1,983)	71.9%	30.9%	102.8%
Property Casualty	128,480	56,450	44,312	27,718	43.9%	34.5%	78.4%
Professional Liability	36,194	30,918	13,132	(7,856)	85.4%	36.3%	121.7%

Total	$236,513	$138,996	$79,638	$17,879	58.8%	33.7%	92.5%

	Six Months Ended June 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$59,564	$36,298	$19,301	$3,965	60.9%	32.4%	93.3%
Property Casualty	141,655	77,004	43,178	21,473	54.4%	30.4%	84.8%
Professional Liability	28,461	16,279	10,118	2,064	57.2%	35.6%	92.8%

Total	$229,680	$129,581	$72,597	$27,502	56.4%	31.6%	88.0%

Net earned premium of the Insurance Companies decreased 1.0% and increased 3.0% in the 2009 second quarter and six month period, respectively, compared to the same periods in 2008, primarily the net result of higher marine retentions and increased professional liability gross premiums, which have led to increased net written premiums, offset by lower gross and net written premiums in the construction and excess and surplus lines in our property casualty business.
The 2009 second quarter and six month period loss ratio was favorably impacted by prior period loss reserve redundancies of $4.9 million or 4.2 loss ratio points and $10.0 million or 4.2 loss ratio points, respectively.
Generally, while the Insurance Companies have experienced favorable prior period redundancies in 2008 and 2007, the ultimate loss ratios for the most recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, were 4.1% for the 2009 second quarter and and 4.2% for the six month period, respectively, compared to 4.3% for both of the comparable 2008 periods. The average duration of the Insurance Companies’ invested assets was 4.8 years for both June 30, 2009 and 2008. Net investment income increased in the 2009 second quarter and six month period compared to the same periods in 2008 primarily due to the investment of new funds from cash flow, partially offset by the decrease in yields on short term investments.

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
Syndicate 1221’s stamp capacity is £123.0 million ($190.5 million) in 2009 compared to £123.0 million ($228.0 million) in 2008. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators provides 100% of Syndicate 1221’s capacity for the 2009 and 2008 underwriting years through Navigators Corporate Underwriters Ltd. in 2008 and through Navigators Corporate Underwriters Ltd. in 2008.
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

The following table sets forth the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	($ in thousands)

Gross written premium	$83,344	$81,257	$166,620	$176,807
Net written premium	60,648	46,105	124,218	109,517

Net earned premium	53,645	45,269	98,301	88,763
Net losses and LAE	(31,885)	(29,664)	(61,979)	(50,728)
Commission expense	(11,218)	(8,767)	(18,698)	(16,767)
Other operating expenses	(6,117)	(8,685)	(12,098)	(16,293)
Commission income and other income (expense)	651	(39)	599	(25)

Underwriting profit (loss)	5,076	(1,886)	6,125	4,950

Net investment income	2,316	2,871	4,699	5,853
Net realized capital gains (losses)	(83)	77	(3,413)	103

Income before income taxes	7,309	1,062	7,411	10,906

Income tax expense (benefit)	2,624	425	2,960	3,877

Net income (loss)	$4,685	$637	$4,451	$7,029

Loss and LAE ratio	59.4%	65.5%	63.0%	57.1%
Commission expense ratio	20.9%	19.4%	19.0%	18.9%
Other operating expense ratio (1)	10.2%	19.3%	11.7%	18.4%

Combined ratio	90.5%	104.2%	93.7%	94.4%

(1)	Includes other operating expenses and commission income and other income (expense).
Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business. Market conditions then began to soften in 2007 and 2008, and the 2008 calendar year rates decreased approximately 1.2% for the marine and energy lines and decreased approximately 3.4% in the professional liability business. The average renewal premium rates for the second quarter of 2009 increased across all business units as follows: approximately 8.1% for the marine business, approximately 13.6% for the offshore business and approximately 2.9% for the professional liability business compared to the same period in 2008.
The 2009 six month earnings in the Lloyd’s Operations reflect the continued favorable loss development trends as the second quarter loss ratio was favorably impacted by prior period loss reserve redundancies of $4.6 million or 8.6 loss ratio points and for the six months of $5.2 million or 5.3 loss ratio points.
Generally, while the Lloyd’s Operations have experienced favorable prior period net redundancies in calendar years 2009 and 2008, ultimate loss ratios for the more recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.

The approximate annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized capital gains and losses, were 2.6% and 2.7% for the 2009 second quarter and six month period, respectively, compared to 3.5% and 3.6% for the comparable 2008 periods. The average duration of our Lloyd’s Operations’ invested assets at June 30, 2009 was 1.6 years compared to 1.4 years at June 30, 2008. The decrease in the Lloyd’s Operations’ net investment income is reflective of the lower yields on short term investments. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.
Off-Balance Sheet Transactions
There have been no material changes in the information concerning off-balance sheet transactions as stated in the Company’s 2008 Annual Report on Form 10-K.
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information concerning contractual obligations as stated in the Company’s 2008 Annual Report on Form 10-K. Total reserves for losses and LAE were $1.94 billion at June 30, 2009 and $1.85 billion at December 31, 2008. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the 7% senior unsecured notes due May 1, 2016 discussed in the Notes to Interim Consolidated Financial Statements, included herein:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

7% Senior Notes	$171,350	$8,050	$16,100	$16,100	$131,100

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
At June 30, 2009, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated “AAA” by S&P and “Aaa” by Moody’s, except for 64 securities approximating $50.8 million. There are no collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s), asset backed commercial paper or credit default swaps in the Company’s investment portfolio. At June 30, 2009 and December 31, 2008, all fixed-maturity and equity securities held by us were classified as available-for-sale.
The approximate annualized pre-tax yields of the investment portfolio, excluding net realized capital gains and losses, were 3.8% and 3.9% for the 2009 second quarter and six month period, respectively, compared to 4.1% and 4.2% for the comparable 2008 periods.
Since the second quarter of 2008, the Company’s tax-exempt securities portion of its investment portfolio has increased by $31.8 million to approximately 36.1% of the fixed maturities investment portfolio at June 30, 2009 compared to approximately 37.8% at June 30, 2008. As a result, the effective tax rate on net investment income was 25.2% for the 2009 second quarter compared to 25.4% for the comparable 2008 period.
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
The following table presents, for each of the fair value hierarchy levels, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at June 30, 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	($ in thousands)
	Level 1	Level 2	Level 3	Total

Fixed Maturities	$274,353	$1,480,417	$—	$1,754,770

Equity securities	47,781	—	—	47,781

Short-term investments	55,495	136,121	—	191,616

Total	$377,629	$1,616,538	$—	$1,994,167

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using level 3 inputs during the three and six months ended June 30, 2009:

Three Months Ended
June 30, 2009
($ in thousands)

Level 3 investments as of March 31, 2009	$156
Unrealized net gains included in other comprehensive income (loss)	—
Purchases, sales, paydowns and amortization	—
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of June 30, 2009	$—

Six Months Ended
June 30, 2009
($ in thousands)

Level 3 investments as of December 31, 2008	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of June 30, 2009	$—

The following tables set forth our cash and investments as of June 30, 2009 and December 31, 2008:

		Gross	Gross	OTTI	Cost or
	Fair	Unrealized	Unrealized	Recognized	Amortized
June 30, 2009	Value	Gains	(Losses)	in OCI	Cost
	($ in thousands)

Fixed maturities:
U.S. Government Treasury Bonds, agency bonds and foreign government bonds	$402,071	$11,555	$(249)	$—	$390,765
States, municipalities and political subdivisions	642,861	18,069	(3,719)	—	628,511
Mortgage- and asset-backed securities
Mortgage-backed securities	309,097	11,607	(170)	—	297,660
Collateralized mortgage obligations	43,230	—	(1,359)	(17,505)	62,094
Asset-backed securities	24,773	721	(197)	(73)	24,322
Commercial mortgage-backed securities	96,417	119	(16,763)	—	113,061

Subtotal	473,517	12,447	(18,489)	(17,578)	497,137
Corporate bonds	236,321	6,184	(6,278)	—	236,415

Total fixed maturities	1,754,770	48,255	(28,735)	(17,578)	1,752,828

Equity securities — common stocks	47,781	6,103	(266)	—	41,944

Cash	14,401	—	—	—	14,401

Short-term investments	191,616	—	—	—	191,616

Total	$2,008,568	$54,358	$(29,001)	$(17,578)	$2,000,789

		Gross	Gross	OTTI	Cost or
	Fair	Unrealized	Unrealized	Recognized	Amortized
December 31, 2008	Value	Gains	(Losses)	in OCI	Cost
	($ in thousands)
Fixed maturities:
U.S. Government Treasury Bonds, agency bonds and foreign government bonds	$361,656	$25,741	$(145)	$—	$336,060

States, municipalities and political subdivisions	614,609	12,568	(8,036)	—	610,077
Mortgage- and asset-backed securities:
Mortgage-backed securities	299,775	10,930	(26)	—	288,871
Collateralized mortgage obligations	56,743	—	(27,119)	—	83,862
Asset-backed securities	29,436	5	(1,289)	—	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	—	113,034

Subtotal	478,638	10,935	(48,784)	—	516,487
Corporate bonds	188,869	1,398	(14,660)	—	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	—	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	—	52,523

Cash	1,457	—	—	—	1,457

Short-term investments	220,684	—	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$—	$1,939,419

The following tables set forth our U.S. Treasury and Agency Bonds and foreign government bonds as of June 30, 2009 and December 31, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
June 30, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$310,176	$9,508	$(193)	$300,861
Agency Bonds	70,125	1,610	(32)	68,547
Foreign Government Bonds	21,770	437	(24)	21,357

Total	$402,071	$11,555	$(249)	$390,765

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury Bonds	$290,059	$23,243	$(143)	$266,959
Agency Bonds	58,401	2,008	(2)	56,395
Foreign Government Bonds	13,196	490	—	12,706

Total	$361,656	$25,741	$(145)	$336,060

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
At June 30, 2009, the Company owned two asset-backed securities approximating $0.1 million with subprime mortgage exposures. The securities have an effective maturity of 1.5 years. In addition, the Company owned five collateralized mortgage obligations and asset-backed securities approximating $1.3 million classified as Alt-A. They have an effective maturity of 5.3 years. Such subprime and Alt-A categories are as defined by S&P. The Company is receiving principal and/or interest payments on all of these securities and believes such amounts are fully collectible.

The following table sets forth the fifteen largest municipal holdings by counterparty as of June 30, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
			($ in thousands)
Issuers:
Commonwealth of Massachusetts	$15,424	$734	$(35)	$14,725	AA
City of San Antonio	11,103	61	—	11,042	AA
Virginia Resources Authority	11,024	424	—	10,600	AAA
University of Pittsburgh	10,674	34	—	10,640	AA
State of Wisconsin	9,743	232	—	9,511	AA-
State of Louisiana	9,720	194	—	9,526	A+
State of Washington	9,265	435	—	8,830	AA
City of New York, NY	8,356	122	(77)	8,311	AA-
Commonwealth of Pennsylvania	8,318	407	—	7,911	AA
State of North Carolina	8,102	521	—	7,581	AAA
State of Ohio	7,708	332	—	7,376	AA
Illinois Finance Authority	7,568	23	(364)	7,909	BBB+
Adams County School District	6,926	—	(2)	6,928	BBB+
State of California	6,852	8	(668)	7,512	A-
Delaware Transportation Authority	6,834	492	—	6,342	AA-

Subtotal	$137,617	$4,019	$(1,146)	$134,744
All Other	505,244	14,050	(2,573)	493,767

Total	$642,861	$18,069	$(3,719)	$628,511

The following table sets forth the composition of the municipal bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all our securities are rated by both S&P and Moody’s) as of June 30, 2009:

Equivalent	Equivalent
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
	($ in thousands)

AAA/AA/A	Aaa/Aa/A	$611,448	$596,344	$15,104
BBB	Baa	28,061	28,717	(656)
BB	Ba	1,433	1,432	1
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
N/A	N/A	1,919	2,018	(99)

Total		$642,861	$628,511	$14,350

The following tables set forth our mortgage-backed securities, collateralized mortgage obligations, and asset-backed securities by those issued by GNMA, FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at June 30, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Mortgage-backed securities:
GNMA	$38,508	$978	$(1)	$37,531
FNMA	197,285	7,973	(108)	189,420
FHLMC	73,304	2,656	(61)	70,709
Prime	—	—	—	—
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$309,097	$11,607	$(170)	$297,660

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
($ in thousands)
Collateralized mortgage obligations:
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	42,386	—	(18,337)	60,723
Alt-A	844	—	(527)	1,371
Subprime	—	—	—	—

Total	$43,230	$—	$(18,864)	$62,094

The following table sets forth the fifteen largest collateralized mortgage obligations as of June 30, 2009:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)

Wells Fargo Mortgage Backed 06 AR8	2006	$3,712	$5,607	$(1,895)	AAA	NR
MLCC Mortgage Investors Inc 06 2	2006	3,498	4,162	(664)	AAA	Aa2
Citigroup Mortgage Loan Trust 06 AR2	2006	3,254	4,740	(1,486)	N/A	B3
Merrill Lynch Mortgage Investors 05 A9	2005	2,823	3,929	(1,106)	AAA	N/A
GMAC Mortgage Corp Loan Trust 05 AR6	2005	2,805	4,032	(1,227)	AAA	B3
Merrill Lynch Mortgage Investors 07 2	2007	2,560	4,380	(1,820)		B3
Wells Fargo Mortgage Backed 06 AR5	2006	2,216	3,296	(1,080)	N/A	Caa1
Wells Fargo Mortgage Backed 05 AR4	2005	1,119	1,308	(189)	N/A	A2
Merrill Lynch Mortgage Investors 05 A9	2005	869	1,018	(149)	AAA
Bear Stearns Adjustable Rate 06 1	2006	665	904	(239)		Baa1
GSR Mortgage Loan Trust 06 AR 1	2006	647	910	(263)	BBB	N/A
JP Morgan Mortgage Trust 06 A4	2006	642	936	(294)	N/A	B3
Wells Fargo Mortgage Backed 06 AR6	2006	620	851	(231)		B2
Master Adjustable Rate Mortgage 05 6	2005	619	896	(277)	B	Baa2
Citigroup Mortgage Loan Trust 04-HYB3	2004	604	744	(140)	AAA	Aaa

Subtotal		$26,653	$37,713	$(11,060)
All Other		16,577	24,381	(7,804)

Total		$43,230	$62,094	$(18,864)

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Asset-backed securities:
GNMA	$—	$—	$—	$—
FNMA	—	—	—	—
FHLMC	—	—	—	—
Prime	24,184	721	(147)	23,610
Alt-A	450	—	(59)	509
Subprime	139	—	(64)	203

Total	$24,773	$721	$(270)	$24,322

Details of the collateral of our asset backed securities portfolio as of June 30, 2009 are presented below:

							Total	Amortized	Unrealized
	AAA	AA	A	BBB	BB	CC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$11,716	$4,718	$771	$2,604	$—	$—	$19,809	$19,240	$569

Credit Cards	551	—	—	—	216	—	767	793	(26)

Miscellaneous	3,610	—	450	—	—	137	4,197	4,289	(92)

Total	$15,877	$4,718	$1,221	$2,604	$216	$137	$24,773	$24,322	$451

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities portfolio as of June 30, 2009:

					Average
	Issue	Fair	Book	Unrealized	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	Gain/Loss	LTV%	Rate	Level	Rating	Rating
	($ in thousands)

Wachovia Bank Commercial Mortgage 05 C18	2005	$5,979	$6,849	$(870)	72.1%	0.8%	31.5%	AAA	Aaa
GS Mortgage Securities Corp II 05 GG4	2005	5,688	6,601	(913)	72.0%	4.1%	30.6%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C6	2006	5,473	6,787	(1,314)	63.6%	1.3%	30.2%	AAA
Citigroup/Deutsche Bank Comm 05 CD1	2005	5,187	5,892	(705)	68.4%	6.5%	30.7%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C7	2006	5,008	6,332	(1,324)	64.0%	6.3%	30.1%	AA+	Aa1
Four Times Square Trust 06 4TS	2006	4,674	7,030	(2,356)	39.4%	0.0%	7.9%	AAA	Aa1
Bear Stearns Commercial Mortgage 06 T22	2006	4,335	4,893	(558)	57.4%	0.4%	28.0%	AAA	N/A
Bear Stearns Commercial Mortgage 07 PW15	2007	4,140	5,136	(996)	67.6%	0.5%	30.2%	AAA	Aaa
Morgan Stanley Capital I 07 HQ11	2007	3,629	4,790	(1,161)	69.9%	2.2%	30.2%	AAA	Aaa
Bank of America Commercial Mortgage 07 1	2007	3,543	4,782	(1,239)	70.3%	9.3%	30.4%	N/A	Aaa
Merrill Lynch Mortgage Trust 05 CIP1	2005	3,483	4,035	(552)	68.8%	13.4%	30.9%	N/A	Aaa
Commercial Mortgage Pass Throu 05 C6	2005	3,300	4,053	(753)	72.0%	9.1%	30.4%	AAA	Aaa
Morgan Stanley Capital I 04 T13	2004	2,966	3,325	(359)	58.8%	0.0%	15.3%	N/A	Aaa
Citigroup Commercial Mortgage 06 C5	2006	2,799	3,512	(713)	68.7%	11.8%	30.3%	N/A	Aaa
GE Capital Commercial Mortgage 02 1A	2002	2,549	2,503	46	73.1%	1.6%	24.9%	N/A	Aaa

Subtotal		$62,753	$76,520	$(13,767)
All Other		33,664	36,541	(2,877)

Total		$96,417	$113,061	$(16,644)

The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at fair value at June 30, 2009 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating:

			Percent
Rating			to
Description	Rating	Amount	Total
	($ in thousands)

Extremely Strong	AAA	$1,150,205	59%
Very Strong	AA	402,143	21%
Strong	A	272,042	14%
Adequate	BBB	94,924	5%
Speculative	BB & below	25,153	1%
Not Rated	NR	1,919	0%

Total		$1,946,386	100%

The Company owns securities credit enhanced by financial guarantors. The following tables set forth the amount of credit enhanced securities in the fixed maturities portfolio by category at June 30, 2009, identify the amount insured by each financial guarantor and identify the average underlying credit rating of such credit enhanced securities:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Credit enhanced securities:
States, municipalities and political subdivisions	$315,394	$8,365	$(2,123)	$309,152
Mortgage- and asset-backed securities	8,093	412	(22)	7,703
Corporate bonds	672	—	(40)	712

Total	$324,159	$8,777	$(2,185)	$317,567

					Average
		Gross	Gross	Cost or	Underlying
	Fair	Unrealized	Unrealized	Amortized	Credit
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Financial guarantors:
AMBAC	$64,667	$1,410	$(607)	$63,864	A+
Assured Guaranty LTD	96,192	3,250	(611)	93,553	A+
FGIC	48,883	1,178	(298)	48,003	AA-
MBIA	103,442	2,741	(338)	101,039	AA-
Radian Group, Inc.	4,138	49	(255)	4,344	A
XL Capital	6,837	149	(76)	6,764	A+

Total	$324,159	$8,777	$(2,185)	$317,567

The average underlying credit rating of the insured securities in the above table rated by S&P or Moody’s if such securities did not have the credit enhancing insurance is included in the “Underlying Credit Rating” column. This average rating includes $11.2 million of prerefunded municipal bonds which have an implied rating of “AAA” but are not otherwise rated by S&P or Moody’s. Such average ratings exclude a total of 27 credit enhanced securities approximating $19.5 million that do not have an underlying rating consisting of 14 municipal bonds approximating $10.7 million, 11 asset-backed securities approximating $8.1 million and 2 corporate bonds approximating $0.7 million.
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
The following table sets forth the fair value of the Company’s fifteen largest corporate bonds and their individual rating:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Bank of America Corp	$8,395	$90	$(294)	$8,599	A-
Transcanada Corp	8,211	106	(32)	8,137	A-
General Electric	8,129	43	(108)	8,194	AA
Citigroup, Inc	6,735	14	(645)	7,366	BBB+
Statoilhydro ASA	5,660	105	—	5,555	AA-
Wells Fargo	5,647	147	(70)	5,570	A+
Goldman Sachs Group	5,431	91	(163)	5,503	A-
Scana Corp	5,262	148	(2)	5,116	A-
Morgan Stanley	4,959	91	(74)	4,942	A-
Bank of New York	3,608	141	—	3,467	A+
United Technologies Corp	3,508	156	—	3,352	A
Conoco Phillips	3,454	148	—	3,306	A
Pfizer Inc	3,441	245	—	3,196	AA
Credit Suisse Group AG	3,411	144	—	3,267	A+
Eli Lilly & Co	3,352	104	—	3,248	A+

Subtotal	$79,203	$1,773	$(1,388)	$78,818
All Other	157,118	4,411	(4,890)	157,597

Total	$236,321	$6,184	$(6,278)	$236,415

We regularly review our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. In general, we focus our attention on those securities whose market value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in market value regardless of the time period involved. Other factors considered in evaluating potential impairment include the current fair value as compared to cost or amortized cost, as appropriate, our intent not to sell and more likely than not we will not be required to sell before the anticipated recovery of its remaining amortized cost basis, specific credit issues related to the issuer and current economic conditions.

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
The following table sets forth the fifteen largest equity securities holdings as of June 30, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$3,775	$530	$—	$3,245
Vanguard Pacific Stock Index	3,496	678	—	2,818
Vanguard Emerging Market Stock Index	3,204	824	—	2,380
Vanguard European Stock Index	3,093	647	—	2,446
Astrazeneca PLC	1,355	267	—	1,088
BP PLC	1,349	214	—	1,135
3M Co	1,304	63	—	1,241
Nokia OYJ	1,260	251	—	1,009
Chevron Corp	1,252	163	—	1,089
Microsoft Corp	1,249	230	—	1,019
Unilever NV	1,241	235	—	1,006
FPL Group Inc	1,237	260	—	977
Altria Group	1,218	74	—	1,144
Philip Morris International Inc	1,217	224	—	993
Kimberly Clark Corp	1,195	128	—	1,067

Subtotal	$27,445	$4,788	$—	$22,657
All Other	20,336	1,315	(266)	19,287

Total	$47,781	$6,103	$(266)	$41,944

The market value of the Company’s investment portfolio may fluctuate significantly in response to changes in interest rates, investment quality ratings and credit spreads. The Company does not have the intent to sell nor is it more likely than not that the Company will have to sell debt securities in unrealized loss positions that are not other-than temporarily impaired before recovery. It may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.

The following table summarizes all securities in an unrealized loss position at June 30, 2009 and December 31, 2008, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position.

	June 30, 2009		December 31, 2008
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury and Agency
Bonds and foreign government bonds
0-6 Months	$43,336	$249	$$3,862	$145
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—

Subtotal	43,336	249	3,862	145

States, municipalities and political subdivisions
0-6 Months	67,665	886	68,727	2,187
7-12 Months	10,221	570	118,910	4,376
> 12 Months	46,759	2,263	15,918	1,473

Subtotal	124,645	3,719	203,555	8,036

Mortgage- and asset-backed securities
0-6 Months	23,219	170	30,670	939
7-12 Months	1,812	137	80,618	26,966
> 12 Months	133,750	35,760	66,218	20,879

Subtotal	158,781	36,067	177,506	48,784

Corporate bonds
0-6 Months	12,237	201	57,805	2,445
7-12 Months	9,272	384	57,971	5,893
> 12 Months	54,868	5,693	27,873	6,322

Subtotal	76,377	6,278	143,649	14,660

Total Fixed Maturities	$403,139	$46,313	$528,572	$71,625

Equity securities — common stocks
0-6 Months	$2,746	$111	$8,991	$1,941
7-12 Months	728	155	351	46
> 12 Months	—	—	—	—

Total Equity Securities	$3,474	$266	$9,342	$1,987

The Mortgage- and asset-backed securities’ unrealized loss in the above table for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities is a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans. The Company uses the “Stated Assumptions” approach and projects an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. The stated assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A breakeven default rate is also calculated. A comparison to the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, 60+ delinquency and security rating.
As of June 30, 2009, the largest single unrealized loss by issuer in the fixed maturities was $2.4 million and the largest single unrealized loss by issuer in the equity securities was $0.1 million.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at June 30, 2009 are shown in the following table:

Period from
June 30, 2009	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$20,770	$20,714
Due after one year through five years	646,139	630,022
Due after five years through ten years	353,772	345,533
Due after ten years	260,572	259,422
Mortgage- and asset-backed (including GNMAs)	473,517	497,137

Total	$1,754,770	$1,752,828

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost.

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed Maturities	$—	$—	$(96)	$(25,909)	$(26,005)
Equity Securities	—	—	—	—	—

Total	$—	$—	$(96)	$(25,909)	$(26,005)

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
During the 2009 second quarter, the Company identified 7 common stocks with a fair value of $3.6 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and the Company recognized realized losses of $0.4 million.
The Company elected to take early adoption of the new FASB proposal, which considers relevant factors in determining the impairment of a structured security. When assessing whether the amortized cost basis of the security will be recovered, the company compared the present value of cash flows expected to be collected. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered a credit loss. During the 2009 second quarter, the Company recognized a credit loss of $0.1 million for 7 structured securities which was recognized in earnings. The Company does not intend to sell any of these structured securities and it is more likely than not that we will not be required to sell these securities before recovery of its amortized cost basis.
The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary impairment losses on debt securities held as of June 30, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

June 30, 2009
($ in thousands)

Beginning Balance at January 1, 2009	$—
Credit Losses on Securities not previously impaired as of December 31, 2008	1,881
Additional Credit Losses on Securities not previously impaired as of March 31, 2009	26

Ending balance at June 30, 2009	$1,907

The following table shows the composition by National Association of Insurance Commissioners (“NAIC”) rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2009. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	to Total	Amount	to Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$30,374	65%	$322,395	80%
2	BBB	Baa	4,902	11%	55,106	14%
3	BB	Ba	2,568	6%	7,450	2%
4	B	B	6,292	14%	12,373	3%
5	CCC or lower	Caa or lower	2,078	4%	3,896	1%
6	N/A	N/A	99	0%	1,919	0%

	Total		$46,313	100%	$403,139	100%

At June 30, 2009, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB—” or higher, or a Moody’s rating of “Baa3” or higher, except for $10.9 million which is rated below investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at June 30, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$7	0%	$1,630	0%
Due after one year through five years	1,785	4%	74,263	18%
Due after five years through ten years	3,589	8%	76,724	19%
Due after ten years	4,865	11%	91,741	23%
Mortgage- and asset-backed securities	36,067	77%	158,781	40%

Total fixed income securities	$46,313	100%	$403,139	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.9 years.

Our realized capital gains and losses for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	($ in thousands)
Fixed maturities:
Gains	$1,593	$1,329	$4,525	$1,526
(Losses)	(196)	(426)	(3,498)	(435)
(Impairments)	(110)	—	(2,471)	—

	1,287	903	(1,444)	1,091

Equity securities:
Gains	1,549	180	1,562	443
(Losses)	(350)	(647)	(1,530)	(1,174)
(Impairments)	(359)	(8,412)	(8,698)	(8,412)

	840	(8,879)	(8,666)	(9,143)

Net realized capital gains (losses)	$2,127	$(7,976)	$(10,110)	$(8,052)

The total impairment losses recorded in the 2009 second quarter period were $0.5 million.
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
Approximately $85.9 million and $96.8 million of paid and unpaid losses at June 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. Approximately $82.8 million and $101.7 million of paid and unpaid losses at June 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.

Liquidity and Capital Resources
Net cash provided by operating activities was $69.5 million for the six months ended June 30, 2009 compared to net cash provided by operating activities of $133.4 million for the six months ended June 30, 2008, a decrease of $63.9 million. This included a $43.5 million negative variance in our cash flows related to collections for storm loss recoverables from our reinsurers when comparing the first six months of 2009 to the same period in 2008. During the first six months of 2008 we collected $21.3 million of net balances from reinsurers mostly related to gross losses paid during 2007 for Hurricanes Katrina and Rita, while during the first six months of 2009 our recoverable balances grew by $22.2 million related to gross storm loss payments that we have not yet collected from reinsurers primarily on Hurricanes Gustav and Ike. Other factors contributing to the reduction in cash flows included a $10 million reduction in our funds held balances and a $3 million increase in the change in premiums in course of collection.
Net cash used in investing activities was $50.4 million for the six months ended June 30, 2009 as compared to net cash used in investing activities of $117.8 million for the six months ended June 30, 2008, a decrease or positive cash flow of $67.4 million. This change is primarily due to the reduction in operating cash flow.
Net cash used in financing activities was $6.1 million for the six months ended June 30, 2009 as compared to net cash used in investing activities of $8.1 million for the six months ended June 30, 2008, a decrease or positive cash flow of $2 million. These amounts were related to a $7 million purchase of our senior notes in 2009 and an aggregate $9.8 million of purchases of the Company’s common stock in 2008.
In early April, the Company repurchased $10 million aggregate principal amount of its issued and outstanding 7.00% senior notes from an unaffiliated note-holder on the open market for $7 million, as a result of which, as of the date of this filing, $115 million aggregate principal amount of notes remains issued and outstanding.
At June 31, 2009, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $27.1 million, consists of investment grade bonds. At June 30, 2009, our portfolio had an average maturity of 5.5 years and duration of 4.2 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of June 30, 2009 and December 31, 2008, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
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
The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The credit facility expires on April 2, 2010.
The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. At June 30, 2009, letters of credit with an aggregate face amount of $82.9 million were issued under the credit facility. To the extent the aggregate face amount issued under the credit facility exceeds $75 million on account of these fluctuations we are required to post collateral with the lead bank of the consortium, which we have done as of June 30, 2009 in the amount of $7.9 million.

As a result of the April 3, 2009 amendment, the cost of the letter of credit portion of the credit facility increased to 2.00% from 0.75% for the issued letters of credit and to 0.375% from 0.10% for the unutilized portion of the letter of credit facility.
The letter of credit facility is collateralized by all of the common stock of Navigators Insurance Company. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy-backs, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. We were in compliance with all covenants at June 30, 2009.
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
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at June 30, 2009 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
At June 30, 2009, ceded asbestos paid and unpaid recoverables were $8.0 million compared to $8.9 million at December 31, 2008. Of such amounts at June 30, 2009, $4.5 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2009 and December 31, 2008, our capital resources were as follows:

	June 30,	December 31
	2009	2008
	($ in thousands)

Senior debt	$113,949	$123,794
Stockholders’ equity	747,797	689,317

Total capitalization	$861,746	$813,111

Ratio of debt to total capitalization	13.2%	15.2%

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
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any stock repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2008 surplus of Navigators Insurance Company, the approximate remaining maximum amount available at June 30, 2009 for the payment of dividends by Navigators Insurance Company during 2008 without prior regulatory approval was $48.1 million. Navigators Insurance Company declared and paid a $10.0 million dividend to the Parent Company in the first six months of 2009.

Condensed Parent Company balance sheets as of June 30, 2009 (unaudited) and December 31, 2008 are shown in the table below:

	June 30,	December 31,
	2009	2008
	($ in thousands)

Cash and investments	$54,765	$52,149
Investments in subsidiaries	797,382	751,864
Goodwill and other intangible assets	2,534	2,534
Other assets	8,881	8,769

Total assets	$863,562	$815,316

Accounts payable and other liabilities	$474	$747
Accrued interest payable	1,342	1,458
7% Senior Notes due May 1, 2016	113,949	123,794

Total liabilities	115,765	125,999

Stockholders’ equity	747,797	689,317

Total liabilities and stockholders’ equity	$863,562	$815,316

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the information concerning market risk as stated in the Company’s 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
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
The Company is working with various state insurance regulators on a matter involving administrative fees charged by a program administrator on certain personal umbrella insurance policies underwritten by Navigators Insurance Company that were outside of Navigators Insurance Company’s filed rates and forms. Following discovery of the issue, Navigators Insurance Company approached regulators in the affected states to resolve these matters, and is currently making refunds to policyholders for policy fees collected from the time of discovery of the issue that did not comply with Navigators’ filed rates. In addition, Navigators Insurance Company has terminated its relationship with the program administrator effective August 1, 2009 and has ensured that fees will not be collected on any policies going forward unless such fees are permitted by each state in which they are charged. The other operating expenses for the second quarter of 2009 include a $1.3 million charge related to this matter. Navigators Insurance Company may be subject to additional fines, refund obligations and other exposure with respect to the past fees charged. The Company cannot at this time reasonably estimate the additional cost of resolving this matter. However, we do not expect that it will have a material adverse effect on the Company’s financial condition or results of operations.

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
In early April 2009, the Company repurchased $10,000,000 aggregate principal amount of its issued and outstanding 7.00% senior notes from an unaffiliated noteholder on the open market, as a result of which, as of the date of this filing, $115,000,000 aggregate principal amount of notes remains issued and outstanding.

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

The Navigators Group, Inc.
(Registrant)
Date: August 7, 2009	/s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

4-1	Form of Indenture for Subordinated Debt Securities, between The Navigators Group Inc. and The Bank of New York Mellon, as Trustee.	**
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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
*

*	Included herein.

**	Incorporated by reference to Exhibit 4.2 of our Form S-3 filed July 17, 2009 (File No. 333-160647).