Form 10-Q
period 2009-09-30
NAVIGATORS GROUP INC
filed 2009-11-06
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
or

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of October 27, 2009 was 16,985,629.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
INDEX

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Income (Unaudited) Three Months Ended September 30, 2009 and 2008 and Nine Months Ended September 30, 2009 and 2008	4

Consolidated Statements of Stockholders’ Equity (Unaudited) September 30, 2009 and 2008	5

Consolidated Statements of Comprehensive Income (Unaudited) Three Months Ended September 30, 2009 and 2008 and Nine Months Ended September 30, 2009 and 2008	6

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2009 and 2008	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	83

Item 4. Controls and Procedures	83

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	83

Item 1A. Risk Factors	83

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3. Defaults Upon Senior Securities	84

Item 4. Submissions of Matters to a Vote of Security Holders	84

Item 5. Other Information	84

Item 6. Exhibits	84

Signature	85

Index of Exhibits	86

Exhibit 11.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2009, $1,823,107; 2008, $1,664,755)	$1,877,786	$1,643,772
Equity securities, available-for-sale, at fair value (cost: 2009, $45,178; 2008, $52,523)	57,949	51,802
Short-term investments, at cost which approximates fair value	136,935	220,684
Cash	21,692	1,457

Total investments and cash	2,094,362	1,917,715

Premiums receivable	189,378	170,522
Prepaid reinsurance premiums	163,248	188,874
Reinsurance recoverable on paid losses	93,287	67,227
Reinsurance recoverable on unpaid losses and loss adjustment expenses	818,397	853,793
Deferred income tax, net	25,233	54,736
Deferred policy acquisition costs	59,480	47,618
Accrued investment income	16,596	17,411
Goodwill and other intangible assets	7,010	6,622
Other assets	26,306	25,062

Total assets	$3,493,297	$3,349,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,903,204	$1,853,664
Unearned premiums	491,410	480,665
Reinsurance balances payable	111,494	140,319
Senior notes	113,979	123,794
Federal income taxes payable	6,563	5,874
Accounts payable and other liabilities	55,692	55,947

Total liabilities	2,682,342	2,660,263

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,197,419 shares as of September 2009 and 17,080,826 shares as of December 2008	1,720	1,708
Additional paid-in capital	304,000	298,872
Retained earnings	463,858	406,776
Treasury stock, at cost (224,754 shares for both 2009 and 2008)	(11,540)	(11,540)
Accumulated other comprehensive income (loss)	52,917	(6,499)

Total stockholders’ equity	810,955	689,317

Total liabilities and stockholders’ equity	$3,493,297	$3,349,580

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Gross written premiums	$245,191	$252,943	$793,179	$819,302
Revenues:
Net written premiums	$156,001	$140,318	$539,660	$502,327
Decrease (increase) in unearned premiums	15,270	13,722	(33,575)	(29,844)

Net earned premiums	171,271	154,040	506,085	472,483
Commission income	144	8	179	736
Net investment income	19,110	19,322	56,509	56,891
Total other-than-temporary impairment losses	(22)	(4,748)	(28,769)	(13,160)
Portion of loss recognized in other comprehensive income (before tax)	(525)	—	17,053	—

Net other-than-temporary impairment losses recognized in earnings	(547)	(4,748)	(11,716)	(13,160)
Net realized gains (losses)	6,682	(768)	7,741	(408)
Other income (expense)	1,097	(119)	6,507	902

Total revenues	197,757	167,735	565,305	517,444

Expenses:
Net losses and loss adjustment expenses	107,591	113,269	308,566	293,578
Commission expenses	22,852	22,357	71,578	66,795
Other operating expenses	35,018	30,601	98,572	93,594
Interest expense	2,042	2,218	6,411	6,652

Total expenses	167,503	168,445	485,127	460,619

Income (loss) before income taxes	30,254	(710)	80,178	56,825

Income tax expense (benefit)	8,822	(1,711)	23,096	15,153

Net income	$21,432	$1,001	$57,082	$41,672

Net income per common share:
Basic	$1.26	$0.06	$3.37	$2.48
Diluted	$1.24	$0.06	$3.30	$2.45

Average common shares outstanding:
Basic	16,966	16,772	16,929	16,802
Diluted	17,334	16,927	17,277	16,980
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,708	$1,687
Shares issued under stock plans	12	13

Balance at end of period	$1,720	$1,700

Additional paid-in capital
Balance at beginning of year	$298,872	$291,616
Shares issued under stock plans	5,128	4,861

Balance at end of period	$304,000	$296,477

Retained earnings
Balance at beginning of year	$406,776	$355,084
Net income	57,082	41,672

Balance at end of period	$463,858	$396,756

Treasury stock, at cost
Balance at beginning of year	$(11,540)	$—
Treasury stock acquired	—	(11,540)

Balance at end of period	$(11,540)	$(11,540)

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on investments, net of tax
Balance at beginning of year	$(15,062)	$10,186
Change in period	52,037	(43,423)

Balance at end of period	36,975	(33,237)

Non-credit other-than-temporary impairment gains (losses), net of tax
Balance at beginning of year	—	—
Change in period	6,762	—

Balance at end of period	6,762	—

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,563	3,533
Net adjustment for period	617	1,872

Balance at end of period	9,180	5,405

Balance at end of period	$52,917	$(27,832)

Total stockholders’ equity at end of period	$810,955	$655,561

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)

Net income	$21,432	$1,001
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $20,627 and ($11,938) in 2009 and 2008, respectively(1)	39,046	(23,025)
Change in foreign currency translation (losses) gains, net of tax (benefit) expense of $884 and $958 in 2009 and 2008, respectively	1,641	1,779

Other comprehensive income (loss)	40,687	(21,246)

Comprehensive income (loss)	$62,119	$(20,245)

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$43,064	$(26,609)
Less: reclassification adjustment for net realized gains (losses) included in net income	4,370	(3,584)
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(352)	—

Change in net unrealized gains (losses) on investments	$39,046	$(23,025)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Net income	$57,082	$41,672
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $30,356 and $(22,680) in 2009 and 2008, respectively(2)	58,799	(43,423)
Change in foreign currency translation (losses) gains, net of tax (benefit) expense of $332 and $1,008 in 2009 and 2008, respectively	617	1,872

Other comprehensive income (loss)	59,416	(41,551)

Comprehensive income	$116,498	$121

(2) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$56,006	$(52,242)
Less: reclassification adjustment for net realized gains (losses) included in net income	4,933	(8,819)
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(7,726)	—

Change in net unrealized gains (losses) on investments	$58,799	$(43,423)

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Operating activities:
Net income	$57,082	$41,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,418	3,667
Deferred income taxes	(1,233)	(9,378)
Net realized losses	3,975	13,568
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	14,509	(35,844)
Reserves for losses and loss adjustment expenses	38,144	211,119
Prepaid reinsurance premiums	26,787	(1,732)
Unearned premiums	7,394	31,400
Premiums receivable	(16,406)	(12,132)
Commissions receivable	189	2,221
Deferred policy acquisition costs	(11,293)	(720)
Accrued investment income	832	(1,570)
Reinsurance balances payable	(29,870)	(11,266)
Federal income taxes	(235)	(2,122)
Other	11,879	(12,518)

Net cash provided by operating activities	105,172	216,365

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	106,210	104,863
Sales	295,524	133,752
Purchases	(565,886)	(398,972)
Equity securities, available-for-sale
Sales	17,202	18,514
Purchases	(18,544)	(38,556)
Change in payable for securities	(544)	2,643
Net change in short-term investments	88,215	(10,301)
Purchase of property and equipment	(1,782)	(2,900)

Net cash used in investing activities	(79,605)	(190,957)

Financing activities:
Purchase of treasury stock	—	(11,540)
Principal paydown of Senior notes	(7,000)	—
Proceeds of stock issued from employee stock purchase plan	727	962
Proceeds of stock issued from exercise of stock options	941	1,412

Net cash used in financing activities	(5,332)	(9,166)

Increase in cash	20,235	16,242
Cash at beginning of year	1,457	7,056

Cash at end of period	$21,692	$23,298

Supplemental cash information:
Income taxes paid	$23,906	$23,985
Interest paid	4,330	4,375
Issuance of stock to directors	210	200
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2008 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. The Company evaluated subsequent events through November 6, 2009, which is the date the financial statements were issued, and no significant subsequent events were identified.
Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“ASC” or “Codification”) is the single source of authoritative GAAP to be applied by nongovernmental entities. The Codification is not intended to change GAAP but rather reorganize divergent accounting literature into an accessible and user-friendly system. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance as of the third quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows. Technical references to GAAP included in these Notes to Interim Consolidated Financial Statements are provided under the Codification structure.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now part of ASC 855, Subsequent Events. This guidance establishes general standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements; and 3) The disclosures that an entity should make about events that occurred after the balance sheet date. This guidance is effective for interim and annual financial periods ending after September 15, 2009. The Company adopted this guidance in the third quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. (“FSP”) 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly, which is now part of ASC 820-10-65, Fair Value Measurements and Disclosures. This guidance provides additional guidance for estimating fair value when the volume and level of activity of the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after September 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The Company elected to early adopt this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now part of ASC 320-10-65, Investments. This guidance modifies the requirements for recognizing other-than-temporarily impaired debt securities, the presentation of other-than-temporary impairment losses and increases the frequency of and expands the required disclosures about other-than-temporary impairment for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now part of ASC 825-10-65, Financial Instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim reporting periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets, which is now part of ASC 350-30-55, Intangibles — Goodwill and Other. This guidance amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is now part of ASC 815, Derivatives and Hedging. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which is now part of ASC 805, Business Combinations. This guidance amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. In addition, this guidance also amends the recognition criteria for contingent consideration. This guidance became effective as of January 1, 2009. The Company adopted this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Recent Accounting Developments
In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value,” which amends the guidance within ASC 820, “Fair Value Measurements and Disclosures.” This guidance provides clarification on the measurement of liabilities when a quoted price in an active market for an identical liability is not available. In addition, the guidance clarifies that the existence of a restriction preventing the transfer of the liability should not be included as a separate input or adjustment to adjustment to other inputs when determining the fair value of a liability. Finally, the guidance clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when trader as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance is effective for interim and annual periods beginning after August 27, 2009. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial condition, results of operations and cash flows.
In June 2009 the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This guidance addresses the effects of eliminating the QSPE concept from existing GAAP and clarifies and amends certain key provisions of consolidation guidance, including the transparency of an enterprise’s involvement with variable interest entities (“VIEs”). This guidance implements the requirement to perform a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, the requirement of continuous assessments as to whether an enterprise is the primary beneficiary of a VIE, amendments to certain guidance in FIN 46(R) related to the determination as to which entities are deemed VIEs, and the amendment of consideration of related party relationships in the determination of the primary beneficiary of a VIE. In addition, this guidance also requires enhanced disclosures to provide more transparent information regarding an enterprise’s involvement with a VIE. This guidance is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial condition, results of operations and cash flows.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) from existing GAAP as well as the removal of the exception from applying ASC 810-10, Consolidation, to QSPEs. This guidance also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. Finally, this guidance requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial condition, results of operations and cash flows.
Note 3. Segment Information
The Company’s subsidiaries are primarily engaged in the underwriting and management of property and casualty insurance.
The Company classifies its business into two underwriting segments consisting of the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”), which are separately managed, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.

We evaluate the performance of each underwriting segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, net losses and loss adjustment expenses (“LAE”), commission expenses, other operating expenses, commission income and other income or expense. Each segment maintains its own investments, on which it earns income and realizes gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
The Insurance Companies consist of Navigators Insurance Company, including its branch located in the United Kingdom (the “U.K. Branch”), and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including contractors general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty Insurance Company is 100% reinsured by Navigators Insurance Company.
The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued in the 2008 second quarter. Our Lloyd’s Operations includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We utilize 100% of the stamp capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year).
Navigators Management Company, Inc. (“NMC”) is a wholly-owned underwriting management company which produces, manages and underwrites insurance and reinsurance, and provides corporate services for the Company. During the second quarter of 2008, Navigators California Insurance Services, Inc. and Navigators Special Risk, Inc., also wholly-owned underwriting management companies, were merged into NMC. The operating results for the underwriting management companies are allocated to both the Insurance Companies and Lloyd’s Operations.
The Insurance Companies’ and the Lloyd’s Operations’ underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Effective in 2009, the Company has reclassified certain of its business lines which had no effect on the segment classifications of the Insurance Companies and Lloyd’s Operations. Underwriting data for prior periods has been reclassified to reflect these changes.
•
The offshore energy business, formerly included in the “Marine and Energy” businesses of the Insurance Companies and Lloyd’s Operations, is now included in the Insurance Companies’ and Lloyd’s Operations’ “Property Casualty” businesses.

•
The marine lines within both the Insurance Companies and Lloyd’s Operations are now presented as “Marine” instead of “Marine and Energy”, since the offshore energy business has now been reclassified to “Property Casualty”.

•
Engineering and construction, European Property and other run-off business, formerly included in the “Other” category of business within the Insurance Companies and Lloyd’s Operations, are now included under “Property Casualty”.

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.
Financial data by segment for the three and nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended September 30, 2009
	Insurance	Lloyd's
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$180,000	$65,191	$—	$245,191
Net written premiums	116,033	39,968	—	156,001

Net earned premiums	122,804	48,467	—	171,271
Net losses and LAE	(75,838)	(31,753)	—	(107,591)
Commission expenses	(15,346)	(7,835)	329	(22,852)
Other operating expenses	(27,194)	(7,835)	—	(35,029)
Commission income and other income (expense)	1,301	280	(329)	1,252

Underwriting profit (loss)	5,727	1,324	—	7,051

Net investment income	16,597	2,361	152	19,110
Net realized gains (losses)	5,710	425	—	6,135
Other operating expenses	—	—	11	11
Commission income and other income (expense)	—	—	(11)	(11)
Interest expense	—	—	(2,042)	(2,042)

Income (loss) before income taxes	28,034	4,110	(1,890)	30,254

Income tax expense (benefit)	7,973	1,510	(661)	8,822

Net income (loss)	$20,061	$2,600	$(1,229)	$21,432

Identifiable assets (1)	$2,566,163	$821,743	$87,061	$3,493,297

Loss and LAE ratio	61.8%	65.5%		62.8%
Commission expense ratio	12.5%	16.2%		13.3%
Other operating expense ratio (2)	21.1%	15.6%		19.8%

Combined ratio	95.4%	97.3%		95.9%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Commission income and other income (expense).

	Three Months Ended September 30, 2009
	Insurance	Lloyd's
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$53,129	$33,960	$87,089
Property Casualty	93,302	20,024	113,326
Professional Liability	33,569	11,207	44,776

Total	$180,000	$65,191	$245,191

Net written premiums:
Marine	$39,632	$23,816	$63,448
Property Casualty	57,567	11,116	68,683
Professional Liability	18,834	5,036	23,870

Total	$116,033	$39,968	$156,001

Net earned premiums:
Marine	$42,620	$33,945	$76,565
Property Casualty	60,380	9,126	69,506
Professional Liability	19,804	5,396	25,200

Total	$122,804	$48,467	$171,271

	Three Months Ended September 30, 2008
	Insurance	Lloyd's
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$182,133	$70,810	$—	$252,943
Net written premiums	106,133	34,185	—	140,318

Net earned premiums	112,447	41,593	—	154,040
Net losses and LAE	(78,346)	(34,923)	—	(113,269)
Commission expenses	(13,823)	(8,534)	—	(22,357)
Other operating expenses	(22,802)	(7,799)	—	(30,601)
Commission income and other income (expense)	279	(390)	—	(111)

Underwriting profit (loss)	(2,245)	(10,053)	—	(12,298)

Net investment income	15,973	3,074	275	19,322
Net realized gains (losses)	(5,207)	(309)	—	(5,516)
Interest expense	—	—	(2,218)	(2,218)

Income (loss) before income taxes	8,521	(7,288)	(1,943)	(710)

Income tax expense (benefit)	1,458	(2,489)	(680)	(1,711)

Net income (loss)	$7,063	$(4,799)	$(1,263)	$1,001

Identifiable assets (1)	$2,437,909	$808,768	$71,608	$3,340,584

Loss and LAE ratio	69.7%	84.0%		73.5%
Commission expense ratio	12.3%	20.5%		14.5%
Other operating expense ratio (2)	20.0%	19.7%		19.9%

Combined ratio	102.0%	124.2%		107.9%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Commission income and other income (expense).

	Three Months Ended September 30, 2008
	Insurance	Lloyd's
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$53,247	$34,917	$88,164
Property Casualty	103,180	25,586	128,766
Professional Liability	25,706	10,307	36,013

Total	$182,133	$70,810	$252,943

Net written premiums:
Marine	$29,983	$22,448	$52,431
Property Casualty	61,131	5,682	66,813
Professional Liability	15,019	6,055	21,074

Total	$106,133	$34,185	$140,318

Net earned premiums:
Marine	$34,091	$31,132	$65,223
Property Casualty	63,740	5,350	69,090
Professional Liability	14,616	5,111	19,727

Total	$112,447	$41,593	$154,040

	Nine Months Ended September 30, 2009
	Insurance	Lloyd's
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$561,368	$231,811	$—	$793,179
Net written premiums	375,474	164,186	—	539,660

Net earned premiums	359,317	146,768	—	506,085
Net losses and LAE	(214,834)	(93,732)	—	(308,566)
Commission expenses	(45,374)	(26,533)	329	(71,578)
Other operating expenses	(78,660)	(19,933)	—	(98,593)
Commission income and other income (expense)	3,157	879	(329)	3,707

Underwriting profit	23,606	7,449	—	31,055

Net investment income	49,043	7,060	406	56,509
Net realized gains (losses)	(987)	(2,988)	—	(3,975)
Other operating expenses	—	—	21	21
Commission income and other income (expense)	—	—	2,979	2,979
Interest expense	—	—	(6,411)	(6,411)

Income (loss) before income taxes	71,662	11,521	(3,005)	80,178

Income tax expense (benefit)	19,677	4,470	(1,051)	23,096

Net income (loss)	$51,985	$7,051	$(1,954)	$57,082

Identifiable assets (1)	$2,566,163	$821,743	$87,061	$3,493,297

Loss and LAE ratio	59.8%	63.9%		61.0%
Commission expense ratio	12.6%	18.1%		14.1%
Other operating expense ratio (2)	21.0%	13.0%		18.8%

Combined ratio	93.4%	95.0%		93.9%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Commission income and other income (expense).

	Nine Months Ended September 30, 2009
	Insurance	Lloyd's
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$187,452	$140,256	$327,708
Property Casualty	272,127	59,058	331,185
Professional Liability	101,789	32,497	134,286

Total	$561,368	$231,811	$793,179

Net written premiums:
Marine	$133,047	$113,867	$246,914
Property Casualty	183,247	33,781	217,028
Professional Liability	59,180	16,538	75,718

Total	$375,474	$164,186	$539,660

Net earned premiums:
Marine	$114,459	$102,158	$216,617
Property Casualty	188,860	28,250	217,110
Professional Liability	55,998	16,360	72,358

Total	$359,317	$146,768	$506,085

	Nine Months Ended September 30, 2008
	Insurance	Lloyd's
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$571,685	$247,617	$—	$819,302
Net written premiums	358,625	143,702	—	502,327

Net earned premiums	342,127	130,356	—	472,483
Net losses and LAE	(207,927)	(85,651)	—	(293,578)
Commission expenses	(41,494)	(25,301)	—	(66,795)
Other operating expenses	(69,502)	(24,092)	—	(93,594)
Commission income and other income (expense)	2,053	(415)	—	1,638

Underwriting profit (loss)	25,257	(5,103)	—	20,154

Net investment income	47,031	8,927	933	56,891
Net realized gains (losses)	(13,362)	(206)	—	(13,568)
Interest expense	—	—	(6,652)	(6,652)

Income (loss) before income taxes	58,926	3,618	(5,719)	56,825

Income tax expense (benefit)	15,767	1,388	(2,002)	15,153

Net income (loss)	$43,159	$2,230	$(3,717)	$41,672

Identifiable assets (1)	$2,437,909	$808,768	$71,608	$3,340,584

Loss and LAE ratio	60.8%	65.7%		62.1%
Commission expense ratio	12.1%	19.4%		14.1%
Other operating expense ratio (2)	19.7%	18.8%		19.5%

Combined ratio	92.6%	103.9%		95.7%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Commission income and other income (expense).

	Nine Months Ended September 30, 2008
	Insurance	Lloyd's
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine & Energy	$189,202	$143,570	$332,772
Property Casualty	311,053	74,671	385,724
Professional Liability	71,430	29,376	100,806

Total	$571,685	$247,617	$819,302

Net written premiums:
Marine & Energy	$112,439	$99,627	$212,066
Property Casualty	203,528	26,147	229,675
Professional Liability	42,658	17,928	60,586

Total	$358,625	$143,702	$502,327

Net earned premiums:
Marine & Energy	$93,655	$91,253	$184,908
Property Casualty	205,395	22,892	228,287
Professional Liability	43,077	16,211	59,288

Total	$342,127	$130,356	$472,483

The Insurance Companies’ net earned premiums includes $22.3 million and $14.2 million of net earned premiums from the U.K. Branch for the three months ended September 30, 2009 and 2008, respectively, and $62.5 million and $45.3 million of net earned premiums from the U.K. Branch for the nine months ended September 30, 2009 and 2008, respectively.
Note 4. Reinsurance Ceded
The Company’s ceded earned premiums were $92.3 million and $116.3 million for the three months ended September 30, 2009 and 2008, respectively, and were $280.6 million and $315.4 million for the nine months ended September 30, 2009 and 2008, respectively. The Company’s ceded incurred losses were $31.1 million and $145.7 million for the three months ended September 30, 2009 and 2008, respectively, and were $167.6 million and $227.6 million for the nine months ended September 30, 2009 and 2008, respectively.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium, together with the collateral held by us at September 30, 2009, and the reinsurers’ financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral(1)	Rating &
Reinsurer	Premium	Losses	Total	Held	Rating Agency
		($ in millions)

Swiss Reinsurance America Corporation	$9.8	$107.2	$117.0	$8.8	A	AMB (2)
White Mountains Reinsurance of America	2.1	91.4	93.5	13.1	A-	AMB
General Reinsurance Corporation	1.6	62.9	64.5	1.1	A++	AMB
Transatlantic Reinsurance Company	21.2	42.1	63.3	9.1	A	AMB
Everest Reinsurance Company	19.0	39.7	58.7	6.8	A+	AMB
Munich Reinsurance America Inc.	21.0	34.1	55.1	13.5	A+	AMB
Munchener Ruckversicherungs-Gesellschaft	5.8	38.0	43.8	10.6	A+	AMB
National Indemnity Company	7.3	27.6	34.9	2.8	A++	AMB
Platinum Underwriters Re	5.0	29.1	34.1	2.2	A	AMB
Swiss Re International SE	1.6	26.2	27.8	6.5	A	AMB
Berkley Insurance Company	9.4	15.5	24.9	2.5	A+	AMB
Scor Holding (Switzerland) AG	6.4	18.2	24.6	7.0	A-	AMB
Lloyd’s Syndicate #2003	3.9	18.4	22.3	2.9	A	AMB
Partner Reinsurance Europe	3.2	17.8	21.0	8.7	AA-	S&P
Allianz Global Corporate & Specialty AG	0.3	18.4	18.7	1.4	A+	AMB
Federal Insurance Co.	0.7	17.5	18.2	1.1	A++	AMB
Arch Reinsurance Company	0.9	17.3	18.2	0.1	A	AMB
Ace Property and Casualty Insurance Company	2.8	14.1	16.9	1.4	A+	AMB
Partner Reinsurance Company of the U.S.	1.1	15.1	16.2	—	A+	AMB
Hannover Ruckversicherung	1.4	13.2	14.6	1.9	A	AMB

Top 20 Total	124.5	663.8	788.3	101.5
All Other	38.7	247.9	286.6	91.6

Total	$163.2	$911.7	$1,074.9	$193.1

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best
Note 5. Stock-Based Compensation
Stock-based compensation granted under the Company’s stock plans is expensed as stock awards vest, with the expense being included in Other operating expenses for the periods indicated. The amounts charged to expense for stock-based compensation were $3.0 million and $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and $6.6 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively.
The Company expensed $64,000 and $62,000 for the three months ended September 30, 2009 and 2008, respectively, and $132,000 and $155,000 for the nine months ended September 30, 2009 and 2008, respectively, related to its Employee Stock Purchase Plan. In addition, $30,000 and $50,000 were expensed for the three months ended September 30, 2009 and 2008, respectively, and $135,000 and $150,000 were expensed for the nine months ended September 30, 2009 and 2008, respectively, related to stock compensation to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.

Note 6. Syndicate 1221
Our Lloyd’s Operations included in the consolidated financial statements represents our participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £123.0 million ($201.8 million) for the 2009 underwriting year compared to £123.0 million ($228.0 million) for the 2008 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. Navigators utilized 100% of Syndicate 1221’s stamp capacity for the 2009 and 2008 underwriting years through Navigators Corporate Underwriters Ltd. and through both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
The Company provides letters of credit and posts cash to Lloyd’s to support its utilization of Syndicate 1221’s stamp capacity. If Syndicate 1221 increases its stamp capacity and the Company utilizes the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, we will be required to reduce our utilization of the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks that expires on April 2, 2010. If the consortium of banks decides not to renew the credit facility, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company.
Note 7. Income Taxes
We are subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which we operate. The Company files a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the Internal Revenue Service (“IRS”). These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 28% rate. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries.

A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. The Company had no unrecognized tax benefits at either September 30, 2009 or September 30, 2008 and does not anticipate any significant unrecognized tax benefits within the next twelve months. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2006 and subsequent. The Company’s policy is to record interest and penalties related to unrecognized tax benefits to income tax expense. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three or nine months ended September 30, 2009 and 2008.
The Company recorded an income tax expense of $8.8 million for the 2009 third quarter compared to an income tax benefit of $1.7 million for the 2008 third quarter, resulting in effective tax rates of 29.2% and 240.7%, respectively. The Company’s effective tax rate is typically less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The unusual effective tax rate in the 2008 third quarter resulted from a small pretax loss and a larger taxable loss resulting primarily from tax-exempt investment income. The effective tax rate on net investment income was 25.2% for the 2009 three month period compared to 25.7% for the same period in 2008. As of September 30, 2009 and December 31, 2008, the net deferred federal, foreign, state and local tax assets were $25.2 million and $54.7 million, respectively.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $3.5 million and $6.2 million at September 30, 2009 and December 31, 2008, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.6 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carryforwards at September 30, 2009 expire in 2029.
Note 8. Senior Notes due May 1, 2016
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.0 million and $2.2 million, respectively, for the three months ended September 30, 2009 and 2008, and $6.4 million for the nine months ended September 30, 2009 and $6.7 million for the nine months ended September 30, 2008. The fair value of the Senior Notes, based on quoted market prices, was $110.3 million and $83.6 million at September 30, 2009 and December 31, 2008, respectively.
The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of September 30, 2009, the Company was in compliance with all such covenants.
In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated noteholder on the open market for $7.0 million, which generated a $2.9 million pretax gain that is reflected in Other income. As a result of this transaction, $115.0 million aggregate principal amount of the Senior Notes remains issued and outstanding.

Note 9. Commitments and Contingencies
The Company is working with various state insurance regulators on a matter involving administrative fees charged by a program administrator on certain personal umbrella insurance policies underwritten by Navigators Insurance Company that were outside of Navigators Insurance Company’s filed rates and forms. Following discovery of the issue, Navigators Insurance Company approached regulators in the affected states to resolve these matters, and is currently making refunds to policyholders for policy fees collected from the time of discovery of the issue that did not comply with Navigators’ filed rates. In addition, Navigators Insurance Company has terminated its relationship with the program administrator effective August 1, 2009 and has ensured that fees will not be collected on any policies going forward unless such fees are permitted by each state in which they are charged. Other operating expenses for the second quarter 2009 include a $1.3 million charge related to this matter. Navigators Insurance Company may be subject to additional fines, refund obligations and other exposure with respect to the past fees charged. The Company cannot at this time reasonably estimate the additional cost of resolving this matter. However, we do not expect that it will have a material adverse effect on the Company’s financial condition or results of operations.
The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve, directly or indirectly, claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. The Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.
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

Note 10. Investments
The following tables set forth our cash and investments as of September 30, 2009. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

		Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Recognized
September 30, 2009	Value	Gains	(Losses)	Cost	in OCI
		($ in thousands)

Fixed maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$514,158	$10,855	$(54)	$503,357	$—
States, municipalities and political subdivisions	679,417	37,072	(570)	642,915	—
Mortgage- and asset-backed securities
Mortgage-backed securities	308,515	15,142	(10)	293,383	—
Collateralized mortgage obligations	46,126	—	(12,120)	58,246	(9,818)
Asset-backed securities	20,088	793	(119)	19,414	(48)
Commercial mortgage-backed securities	106,459	584	(6,458)	112,333	—

Subtotal	481,188	16,519	(18,707)	483,376	(9,866)
Corporate bonds	203,023	10,166	(602)	193,459	—

Total fixed maturities	1,877,786	74,612	(19,933)	1,823,107	(9,866)

Equity securities — common stocks	57,949	12,843	(72)	45,178	—

Cash	21,692	—	—	21,692	—

Short-term investments	136,935	—	—	136,935	—

Total	$2,094,362	$87,455	$(20,005)	$2,026,912	$(9,866)

The fair value of the Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. The Company does not have the intent to sell nor is it more likely than not that the Company will have to sell debt securities in unrealized loss positions that are not other-than temporarily impaired before recovery. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investment for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The scheduled maturity dates for fixed maturity securities by the number of years until maturity at September 30, 2009 are shown in the following table:

Period from		Cost or
September 30, 2009	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$4,316	$4,313
Due after one year through five years	694,349	673,116
Due after five years through ten years	377,737	357,728
Due after ten years	320,196	304,574
Mortgage- and asset-backed	481,188	483,376

Total	$1,877,786	$1,823,107

The following table summarizes all securities in a gross unrealized loss position at September 30, 2009 showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position.

	September 30, 2009		December 31, 2008
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	$8,367	$54	$3,862	$145
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—

Subtotal	8,367	54	3,862	145

States, municipalities and political subdivisions
0-6 Months	5,962	17	68,727	2,187
7-12 Months	5,150	103	118,910	4,376
> 12 Months	20,406	450	15,918	1,473

Subtotal	31,518	570	203,555	8,036

Mortgage-backed securities
0-6 Months	9,517	10	2,130	6
7-12 Months	—	—	3,471	9
> 12 Months	—	—	962	11

Subtotal	9,517	10	6,563	26

Collateralized mortgage obligations
0-6 Months	4,579	1,102	—	—
7-12 Months	—	—	39,012	20,779
> 12 Months	41,547	11,018	10,315	6,340

Subtotal	46,126	12,120	49,327	27,119

Asset-backed securities
0-6 Months	—	—	22,079	652
7-12 Months	—	—	6,631	551
> 12 Months	702	119	223	86

Subtotal	702	119	28,933	1,289

Commercial mortgage-backed securities
0-6 Months	8,800	546	6,461	280
7-12 Months	—	—	31,505	5,628
> 12 Months	64,941	5,912	54,717	14,442

Subtotal	73,741	6,458	92,683	20,350

Corporate bonds
0-6 Months	3,320	100	57,805	2,445
7-12 Months	801	13	57,971	5,893
> 12 Months	10,675	489	27,873	6,322

Subtotal	14,796	602	143,649	14,660

Total Fixed Maturities	$184,767	$19,933	$528,572	$71,625

Equity Securities — common stocks
0-6 Months	$—	$—	$8,991	$1,941
7-12 Months	811	72	351	46
> 12 Months	—	—	—	—

Total Equity Securities	$811	$72	$9,342	$1,987

The collateralized mortgage obligation’s gross unrealized loss in the above table for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities is a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.
For both the collateralized mortgage obligations and the commercial mortgage-backed securities, the Company uses the “Stated Assumptions” approach and projects an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. The stated assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A breakeven default rate is also calculated. A comparison to the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.
In the first quarter of 2009, the Company adopted accounting guidance relating to the recognition and presentation of OTTI (see Note 2: Recent Accounting Pronouncements). For debt securities, when assessing whether the amortized cost basis of the security will be recovered, the Company compared the present value of cash flows expected to be collected in relation to the amortized cost basis. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within OCI.
During the three and nine months ended September 30, 2009, the Company recognized in earnings OTTI losses of $0.5 million and $2.4 million, respectively, related to non-agency mortgage and asset-backed securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. The Company does not intend to sell any of these securities and it is more likely than not that we will not be required sell these securities before the recovery of the amortized cost basis.
During the three and nine months ended September 30, 2009, the Company recognized in earnings OTTI losses of $0.02 million and $8.7 million on 6 and 56 common stocks, respectively. During the three months ended September 30, 2009, the Company did not recognize in earnings any OTTI losses for corporate bonds. During the nine months ended September 30, 2009, the Company recognized in earnings OTTI losses of $0.6 million on 2 corporate bonds.
For the three months ended September 30, 2009, OTTI losses within OCI decreased $7.7 million primarily as a result of increases in the fair value of securities previously impaired. For the nine months ended September 30, 2009, OTTI losses within OCI were $9.9 million primarily as a result of non-credit losses on non-agency residential mortgage-backed securities.
The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities held as of September 30, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

($ in thousands)

Beginning balance at June 30, 2009	$2,472
Credit losses on securities not previously impaired as of June 30, 2009	—
Additional credit losses on securities previously impaired as of June 30, 2009	525

Ending balance at September 30, 2009	$2,997

($ in thousands)

Beginning balance of at January 1, 2009	$—
Credit losses on securities not previously impaired as of December 31, 2008	2,997
Additional credit losses on securities not previously impaired as of June 30, 2009	—

Ending balance at September 30, 2009	$2,997

The contractual maturity by the number of years until maturity for fixed maturity securities with a gross unrealized loss at September 30, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$1	0%	$399	0%
Due after one year through five years	339	2%	15,095	8%
Due after five years through ten years	248	1%	20,786	11%
Due after ten years	638	3%	18,401	10%
Mortgage- and asset-backed securities	18,707	94%	130,086	71%

Total fixed income securities	$19,933	100%	$184,767	100%

Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
	($ in thousands)

Fixed maturities:
Gains	$8,739	$757	$13,264	$2,283
(Losses)	(2,057)	(969)	(5,555)	(1,404)
(Impairments)	(525)	(749)	(2,996)	(749)

	6,157	(961)	4,713	130

Equity securities:
Gains	—	166	1,562	609
(Losses)	—	(722)	(1,530)	(1,896)
(Impairments)	(22)	(3,999)	(8,720)	(12,411)

	(22)	(4,555)	(8,688)	(13,698)

Net realized gains (losses)	$6,135	$(5,516)	$(3,975)	$(13,568)

The following table presents, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, the Company’s fixed maturities, equity securities and short-term investments that are measured at fair value at September 30, 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	($ in thousands)
	Level 1	Level 2	Level 3	Total

Fixed Maturities	$349,262	$1,528,524	$—	$1,877,786

Equity securities	57,949	—	—	57,949

Short-term investments	11,234	125,701	—	136,935

Total	$418,445	$1,654,225	$—	$2,072,670

The Company did not have any Level 3 securities activity for the three months ended September 30, 2009. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
($ in thousands)

Level 3 investments as of December 31, 2008	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of September 30, 2009	$—

Note 11. Share Repurchases
In October 2007, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Parent Company’s common stock and, during 2008, the Parent Company purchased 224,754 shares of its common stock in the open market at an average cost of $51.34 per share for a total of $11.5 million. This program expired at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q for The Navigators Group, Inc. and its subsidiaries (“the Company”, “we”, “us”, and “our”) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2008 Annual Report on Form 10-K as well as:
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

•	volatility in the market price of our common stock; and
•	other risks that we identify in current and future filings with the Securities and Exchange Commission (“SEC”).
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
We are an international insurance company focusing on specialty products for niches within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors liability and primary and excess liability coverages.
The Company’s underwriting segments consist of insurance company operations (“Insurance Companies”) and operations at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”) (“Lloyd’s Operations”). The Insurance Companies consist of Navigators Insurance Company, which includes our branch located in the United Kingdom (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty Insurance Company is 100% reinsured by Navigators Insurance Company. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business, professional liability insurance, and construction coverages for onshore energy business through Syndicate 1221. The European property business written by the Lloyd’s Operations and the U.K. Branch beginning in 2006 was discontinued during the third quarter of 2008. We participate in the stamp capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). During the third quarter of 2008, the Company closed two small underwriting agencies in Manchester and Basingstoke, England. The discontinuance of the European property business and the closing of the underwriting agencies did not have any significant effect on the Company’s financial condition or results of operations. In July 2008, the Company opened an underwriting office in Stockholm, Sweden to write professional liability business. In September 2008, Syndicate 1221 began to underwrite professional and general liability insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd. In October 2009, the Company opened an underwriting office in Copenhagen, Denmark to write professional liability business.

Catastrophe Risk Management
Our Insurance Companies and Lloyd’s Operations have exposure to losses caused by natural and man-made catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe events. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the unpredictable nature of catastrophes. The occurrence of one or more catastrophic events could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.
The Company has significant natural catastrophe exposures throughout the world. Historically our largest natural catastrophe exposure emanated from offshore energy platforms exposed to hurricanes in the Gulf of Mexico. During the first three quarters of 2009, we have reduced our exposure to that peril. The majority of the offshore energy policies that have historically exposed us to this peril renew in the third quarter of the year. During the quarter we found the available market pricing and policy terms to be unacceptable in most cases, and therefore offered coverage for the peril of windstorm in the Gulf of Mexico on only a very small number of risks. Accordingly, our current exposure to hurricanes in the Gulf of Mexico is materially less than what it was one year ago, and it therefore no longer represents our largest natural catastrophe exposure.
We estimate that our largest exposure to loss from a single natural catastrophe event now comes from an earthquake on the west coast of the United States. As of September 30, 2009, the Company estimates that our probable maximum pre-tax gross and net loss exposure for an earthquake event centered at Los Angeles, CA would be approximately $138 million and $32 million, respectively, including the cost of reinsurance reinstatement premiums.
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
The occurrence of large loss events could reduce the reinsurance coverage that is available to us and could weaken the financial condition of our reinsurers, which could have a material adverse effect on our results of operations. Although the reinsurance agreements make the reinsurers liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders as we are required to pay the losses if a reinsurer fails to meet its obligations under the reinsurance agreement. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business.
Critical Accounting Policies
The Company’s Annual Report on Form 10-K for the year ended December 31, 2008 discloses our critical accounting policies (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies). Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for loss and LAE (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of invested assets and accounting for the Lloyd’s results. For additional information regarding our critical accounting policies, refer to our 2008 Annual Report, pages 43 through 45, except for the Impairment of Invested Assets discussion, which is updated below.
Impairment of Invested Assets. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.
For structured securities, the Company assesses whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected in relation to the amortized cost basis. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. Impairment losses related to other factors are considered non-credit losses and are recognized as changes in OTTI losses within OCI.
For equity and corporate bond securities, in general, we focus our attention on those securities whose fair value was less than 80% of their cost or amortized cost, as appropriate, for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost or amortized cost of the security, as appropriate, the length of time the investment has been below cost or amortized cost and by how much. If an equity or corporate bond security is deemed to be impaired, the amortized cost is written down to fair value with the loss recognized in earnings.

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
Recent Accounting Pronouncements
Refer to “Note 2: Recent Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements for a discussion about accounting standards recently adopted by the Company as well as recent accounting developments relating to standards not yet adopted by the Company.
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine months ended September 30, 2009 and 2008. Earnings per share data is presented on a per diluted share basis. In presenting our financial results we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expenses, other operating expenses, commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and commission income and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Effective in 2009, the Company has reclassified certain of its business lines which has no effect on the segment classifications of the Insurance Companies and Lloyd’s Operations. Underwriting data for prior periods has been reclassified to reflect these changes.
•
The offshore energy business, formerly included in the “Marine and Energy” businesses of the Insurance Companies and Lloyd’s Operations, is now included in the Insurance Companies’ and Lloyd’s Operations’ “Property Casualty” businesses.

•
The marine lines within both the Insurance Companies and Lloyd’s Operations are now presented as “Marine” instead of “Marine and Energy,” since the energy business has now been reclassified to “Property Casualty.”

•
Engineering and construction, European Property and other run-off business, formerly included in the “Other” category of business within the Insurance Companies and Lloyd’s Operations, are now included under “Property Casualty.”

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.
Net income for the three months ended September 30, 2009 was $21.4 million or $1.24 per share compared to $1.0 million or $0.06 per share for the three months ended September 30, 2008. Included in these results were net realized gains of $0.23 per share after-tax and net realized losses of $0.21 per share after-tax for the three months ended September 30, 2009 and 2008, respectively. The 2009 third quarter’s net realized gains included impairments of $0.5 million pre-tax for declines in the fair value of securities which were considered to be other-than-temporary, as further discussed under the caption Investments, included herein. The after-tax loss of such impairments was $0.4 million or $0.02 per share.
Net income for the nine months ended September 30, 2009 was $57.1 million or $3.30 per share compared to $41.7 million or $2.45 per share for the nine months ended September 30, 2008. Included in these results were net realized losses of $0.16 per share and $0.52 per share after-tax for the nine months ended September 30, 2009 and 2008, respectively. The 2009 nine month net realized gains included impairments of $11.7 million pre-tax for declines in the fair value of securities which were considered to be other-than-temporary. The after-tax loss of such impairments was $7.7 million or $0.45 per share.
Net income for the nine month period ended September 30, 2009 included a gain related to the repurchase of $10 million aggregate principal amount of its issued and outstanding 7.00% senior notes (“Senior Notes”) from an unaffiliated note-holder on the open market for $7 million, which, net of amortized costs, resulted in a pre-tax gain of $2.9 million and added $0.11 to earnings per share.
The combined ratios, which consist of the sum of the loss and LAE ratio and the expense ratio for each period, for the three and nine months ended September 30, 2009 were 95.9 % and 93.9% compared to 107.9% and 95.7% for the comparable periods in 2008. The combined ratios for the three and nine months ending September 30, 2009 were reduced by 2.2 and 3.8 loss ratio points, respectively, for net loss reserve redundancies of $3.9 million and $19.1 million, respectively, relating to prior years. The combined ratios for the three and nine months ending September 30, 2008 were reduced by 5.2 and 6.8 loss ratio points, respectively, for net loss reserve redundancies of $8.0 million and $32.3 million, respectively, relating to prior years. The net paid loss and LAE ratios for the three and nine months ending September 30, 2009 were 52.5% and 44.2%, respectively, compared to 38.4% and 33.5% for the comparable periods in 2008.
Net cash provided by operating activities was $105.2 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $216.4 million for the nine months ended September 30, 2008, a decrease of $111.2 million. Our loss and LAE payments for the nine months ended September 30, 2009 and 2008 were $223.6 million and $158.5 million, respectively, resulting in a decrease in cash provided by operating activities of $65.2 million. In addition, there was a $47.5 million negative variance in our cash flows related to collections for storm loss recoverables from our reinsurers when comparing the first nine months of 2009 to the same period in 2008. During the first nine months of 2008 we collected $20.2 million of net balances from reinsurers mostly related to gross losses paid during 2007 for Hurricanes Katrina and Rita, while during the first nine months of 2009 our recoverable balances grew by $27.3 million related to gross storm loss payments that we have not yet collected from reinsurers primarily on Hurricanes Gustav and Ike.
Consolidated stockholders’ equity increased 17.6% to $811.0 million or $47.78 per share at September 30, 2009 compared to $689.3 million or $40.89 per share at December 31, 2008. The increase was due to unrealized investment portfolio gains and net income.

REVENUES
Gross written premiums decreased to $245.2 million and $793.2 million in the three and nine months ended September 30, 2009, respectively, compared to $252.9 million and $819.3 million in the 2008 comparable periods. The decrease in the 2009 third quarter gross written premiums compared to 2008 generally reflects a combination of selective business expansion in new and existing lines of business, offset by the effect of premium rate changes on renewal policies on certain lines of business and business lost or cancelled due to rate decreases.
The average renewal premium rates for our Insurance Companies’ marine business increased 2.4% and 2.9% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The average renewal premium rates for our Lloyd’s Operations marine business increased 3.7% and 8.6% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.
Within our property casualty lines, the contractors liability business saw several years of favorable rate changes resulting from diminished capacity in the market in which we compete, as many former competitors who lacked the expertise to selectively underwrite this business were forced to withdraw from the market and the average renewal premium rate increases were approximately 13.5% in 2004 and 49.1% in 2003. This was followed by declines in rates of approximately 1.0% in 2005 and 5.6% in 2006, primarily due to additional competition in the marketplace. This decline continued into 2007 and 2008 with average renewal premium rates declining approximately 10.7% and 11.9% respectively. We expect competitive conditions to continue during 2009 resulting in continuing declines in pricing for contractors liability and excess liability business. The average renewal premium rates for the contractors liability business were flat and declined 2.9% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. Offshore energy average renewal premium rates increased 4.6% and 7.6% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.
In the professional liability market, the enactment of the Sarbanes-Oxley Act of 2002, together with financial and accounting scandals at publicly traded corporations and the increased frequency of securities-related class action litigation, has led to generally heightened interest in professional liability insurance. Professional liability average renewal premium rates decreased approximately 6.6% in 2007 compared to relatively level average renewal premium rates in 2006 and 2005 after decreasing approximately 3% in 2004 which followed substantial average renewal premium rate increases in 2003 and 2002, particularly for Directors and Officers (“D&O”) insurance. The 2007 D&O insurance average renewal premium rates decreased approximately 7.9% following decreases of approximately 1.7% in 2006, 2.3% in 2005 and 9.5% in 2004. The average renewal premium rates for the professional liability business increased approximately 3.1% and 2.8% in the 2009 third quarter and nine month period, respectively, including D&O insurance of Insurance Company average renewal premium rates which increased approximately 2.0% for the 2009 third quarter and approximately 2.1% for the first nine months of 2009.
The average premium rate increases or decreases as noted above for the marine, property casualty and professional liability businesses are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business that generally would be more competitively priced compared to renewal business.

The following tables set forth our gross and net written premiums and net earned premiums by segment and line of business for the periods indicated:

	Three Months Ended September 30,
	2009				2008
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)

Insurance Companies:

Marine	$53,129	21.6%	$39,632	$42,620	$53,247	21.0%	$29,983	$34,091

Property Casualty	93,302	38.1%	57,567	60,380	103,180	40.8%	61,131	63,740

Professional Liability	33,569	13.7%	18,834	19,804	25,706	10.2%	15,019	14,616

Insurance Companies Total	180,000	73.4%	116,033	122,804	182,133	72.0%	106,133	112,447

Lloyd’s Operations:

Marine	33,960	13.8%	23,816	33,945	34,917	13.8%	22,448	31,132

Property Casualty	20,024	8.2%	11,116	9,126	25,586	10.1%	5,682	5,350

Professional Liability	11,207	4.6%	5,036	5,396	10,307	4.1%	6,055	5,111

Lloyd’s Operations Total	65,191	26.6%	39,968	48,467	70,810	28.0%	34,185	41,593

Total	$245,191	100.0%	$156,001	$171,271	$252,943	100.0%	$140,318	$154,040

	Nine Months Ended September 30,
	2009				2008
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)

Insurance Companies:

Marine	$187,452	23.6%	$133,047	$114,459	$189,202	23.0%	$112,439	$93,655

Property Casualty	272,127	34.3%	183,247	188,860	311,053	38.1%	203,528	205,395

Professional Liability	101,789	12.8%	59,180	55,998	71,430	8.7%	42,658	43,077

Insurance Companies Total	561,368	70.7%	375,474	359,317	571,685	69.8%	358,625	342,127

Lloyd’s Operations:

Marine	140,256	17.8%	113,867	102,158	143,570	17.5%	99,627	91,253

Property Casualty	59,058	7.4%	33,781	28,250	74,671	9.1%	26,147	22,892

Professional Liability	32,497	4.1%	16,538	16,360	29,376	3.6%	17,928	16,211

Lloyd’s Operations Total	231,811	29.3%	164,186	146,768	247,617	30.2%	143,702	130,356

Total	$793,179	100.0%	$539,660	$506,085	$819,302	100.0%	$502,327	$472,483

Gross Written Premiums
Insurance Companies’ Gross Written Premiums
Marine Premiums. The gross written premiums for the first nine months of 2009 and 2008 consisted of the following:

	2009	2008

Marine liability	35.1%	34.0%
P&I	11.0%	12.0%
Cargo	11.1%	13.2%
Inland marine	11.8%	9.1%
Bluewater hull	8.1%	7.7%
Transport	8.0%	9.8%
Craft/Fishing vessel	7.9%	6.2%
Other	7.0%	8.0%

Total	100.0%	100.0%

The marine gross written premiums for the three and nine months ended September 30, 2009 were flat and decreased 0.9%, respectively, compared to the same periods in 2008. The average renewal premium rates for the 2009 third quarter and nine month periods increased 2.4% and 2.9%, respectively, compared to the same period in 2008.
Property Casualty Premiums. The gross written premiums for the first nine months of 2009 and 2008 consisted of the following:

	2009	2008

Construction liability	26.9%	37.3%
Commercial umbrella	21.4%	15.0%
Nav Tech	14.0%	13.2%
Programs	13.0%	11.2%
NavPac	10.2%	7.6%
Primary E&S	6.5%	9.4%
Personal Umbrella	2.2%	2.2%
Other	5.8%	4.1%

Total	100.0%	100.0%

The property casualty gross written premiums for three and nine months ended September 30, 2009 decreased 9.6% and 12.5%, respectively, compared to the same periods in 2008, due primarily to weakening economic conditions that have reduced demand for construction liability and primary excess and surplus insurance. The average renewal premium rates for the construction liability business was flat and decreased 2.9% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The recent premium rate decreases for the construction liability business and generally for the specialty lines of business are reflective of softening market conditions which are expected to continue for the remainder of 2009.

Professional Liability Premiums. The gross written premiums for the first nine months of 2009 and 2008 consisted of the following:

	2009	2008

D&O (public and private)	71.2%	65.2%
Miscellaneous professional liability	16.1%	6.1%
Lawyers professional liability	9.2%	22.8%
Architects and engineers	3.5%	5.9%

Total	100.0%	100.0%

The professional liability gross written premiums for the 2009 third quarter and nine month period increased 30.6% and 42.5%, respectively, compared to the same periods in 2008 as we have hired additional underwriters in both New York and London as there was increased demand for insurers with excellent financial strength as well as market dislocations caused by weakness in other market participants. The premium growth for the 2009 nine month period occurred in our D&O and Miscellaneous professional liability lines, which have historically been the most profitable segments of our professional liability business.
Gross written premiums for our lawyers professional lines have declined as a percentage of total gross written premiums due to an underwriting decision to re-underwrite and refocus our lawyers book as a result of the hiring of a new team of professional liability underwriters and the underperformance of the existing lawyers book. Architects and engineers gross written premiums declined as a percentage of total gross written premiums due to a reduction in insured demand resulting from the effects of the economic recession on construction activity. The average renewal premium rates for the professional liability business increased by approximately 2.2% and 2.4% for three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.
Lloyd’s Operations’ Gross Written Premiums
We have utilized 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £123.0 million ($201.8 million) in 2009 compared to £123.0 million ($228.0 million) in 2008.
The Lloyd’s Operations’ gross written premiums for the three and nine months ended September 30, 2009 decreased 7.9% and 6.4%, respectively, compared to the same periods in 2008. The decreases were attributable to both the impact of the decline in the sterling exchange rate and the closure during 2008 of Syndicate 1221’s UK Property book and underwriting agencies in Manchester and Basingstoke, England.
Marine Premiums. The gross written premiums for the first nine months of 2009 and 2008 consisted of the following:

	2009	2008

Cargo and specie	41.9%	42.6%
Marine liability	28.8%	33.3%
Assumed reinsurance	12.9%	10.1%
Hull	10.8%	9.8%
Other	5.6%	4.2%

Total	100.0%	100.0%

The marine gross written premium for the three and nine months ended September 30, 2009 decreased 2.7% and 2.3%, respectively, compared to the same periods in 2008. The average renewal premium rates increased approximately 3.7% and 8.6% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The negative impact of foreign exchange movements on gross written premiums was partially offset by the increases in the renewal premium rates. The Marine liability account reduced to 28.8% from 33.3% due to a small number of large accounts that will incept in the fourth quarter of 2009.
Property Casualty Premiums. The gross written premiums for the first nine months of 2009 and 2008 consisted of the following:

	2009	2008

Offshore Energy	47.0%	59.0%
Engineering and Construction	22.5%	18.3%
Onshore Energy	20.2%	15.8%
US Property Casualty	5.4%	0.6%
Bloodstock	5.0%	0.0%
Property	-0.1%	6.3%

Total	100.0%	100.0%

The property casualty gross written premiums for the three and nine months ended September 30, 2009 decreased 21.7% and 20.9%, respectively, compared to the same periods in 2008 due to our decision to place the Property book into run-off in 2008 as well as a decline in Gulf of Mexico offshore energy premiums as the market pricing and policy terms were unacceptable in most cases. The average renewal premium rates for offshore energy business increased approximately 13.6% and 13.1% for the 2009 third quarter and nine month periods, respectively, compared to the same period in 2008. The US property casualty business is primarily comprised of non-admitted risks in the state of New York.
Professional Liability Premiums. The gross written premiums for the first nine months of 2009 and 2008 consisted of the following:

	2009	2008

E&O	39.0%	66.2%
D&O (public and private)	61.0%	33.8%

Total	100.0%	100.0%

The gross written premiums for the three and nine months ended September 30, 2009 increased 8.7% and 10.6%, respectively, compared to the same periods in 2008. The increases were due to the addition of a team to underwrite high excess D&O business in late 2008 as there was increased demand for insurers with excellent financial strength as well as market dislocations caused by weakness in other market participants.
Ceded Written Premiums
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

The following tables set forth our ceded written premiums by segment and major line of business for the periods indicated:

	Three Months Ended September 30,
	2009		2008
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$13,497	25.4%	$23,264	43.7%
Property Casualty	35,735	38.3%	42,049	40.8%
Professional Liability	14,735	43.9%	10,687	41.6%

Subtotal	63,967	35.5%	76,000	41.7%

Lloyd’s Operations:
Marine	10,144	29.9%	12,469	35.7%
Property Casualty	8,908	44.5%	19,904	77.8%
Professional Liability	6,171	55.1%	4,252	41.3%

Subtotal	25,223	38.7%	36,625	51.7%

Total	$89,190	36.4%	$112,625	44.5%

	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$54,405	29.0%	$76,763	40.6%
Property Casualty	88,880	32.7%	107,525	34.6%
Professional Liability	42,609	41.9%	28,772	40.3%

Subtotal	185,894	33.1%	213,060	37.3%

Lloyd’s Operations:
Marine	26,389	18.8%	43,943	30.6%
Property Casualty	25,277	42.8%	48,524	65.0%
Professional Liability	15,959	49.1%	11,448	39.0%

Subtotal	67,625	29.2%	103,915	42.0%

Total	$253,519	32.0%	$316,975	38.7%

The decrease in the percentage of total ceded written premiums to total gross written premiums for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was due to the recognition of $12.6 million of reinstatement premiums related to Hurricanes Gustav and Ike in the third quarter of 2008 as well as a reduction in the amount of marine and energy (included within Property Casualty) quota share reinsurance purchased for the Insurance Companies and the Lloyd’s Operations in 2009.
Net Written Premiums
Net written premiums increased 11.2% and 7.4% in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 due to the aforementioned reduction in quota share reinsurance purchased for the Insurance Companies and the Lloyd’s Operations in 2009.
Net Earned Premiums
Net earned premiums increased 11.2% and 7.1% in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 and is generally in line with the increase in net written premiums for these periods.
Commission Income
Commission income increased $0.01 million and decreased $0.06 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.
Net Investment Income
Net investment income decreased 1.1% and 0.7% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, due to lower short-term investment yields.
Net Realized Gains and Losses
Excluding the other-than-temporary impairment losses, the Company generates realized gains and losses as part of the normal ongoing management of its investment portfolio. See Investments below for additional information on the other-than-temporary impairment losses.
Pre-tax net income included net realized gains of $6.1 million for the three months ended September 30, 2009 compared to net realized losses of $5.5 million for the comparable period in 2008. The 2009 third quarter period net realized gains included provisions of $0.5 million for declines in the fair value of securities which were considered to be other-than-temporary credit losses. The 2008 third quarter period net realized losses included provisions of $4.7 million for declines in the fair value of securities which were considered to be other-than-temporary.
Pre-tax net income included net realized losses of $4.0 million for the nine months ended September 30, 2009 compared to net realized losses of $13.6 million for the comparable period of 2008. The 2009 nine month period net realized losses included provisions of $11.7 million for declines in the fair value of securities which were considered to be other-than-temporary credit losses. The 2008 nine month period net realized losses included provisions of $13.2 million for declines in the fair value of securities which were considered to be other-than-temporary.

Other Income/(Expense)
Other income/(expense) primarily includes foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business. In addition, in April 2009, the Company recognized a $2.9 million gain related to the repurchase of $10 million of its Senior Notes from an unaffiliated note-holder on the open market for $7 million.
EXPENSES
Net Losses and Loss Adjustment Expenses
The ratios of net losses and LAE to net earned premiums (“loss ratios”) for the three and nine months ended September 30, 2009 were 62.8% and 61.0%, respectively, compared to 73.5% and 62.1% for the comparable periods in 2008, respectively. The loss ratios for the third quarter of 2009 and 2008 were favorably impacted by 2.2 and 5.2 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves. The loss ratios for the first nine months of 2009 and 2008 were favorably impacted by 3.8 and 6.8 loss ratio points, respectively, also resulting from a redundancy of prior year loss reserves.
In conjunction with the recording of gross losses, the Company assesses its reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom the Company is currently doing reinsurance business and whose credit the Company continues to assess in the normal course of business.
As illustrated in the following table, our reinsurance recoverable amounts for paid losses increased during the first nine months of 2009 as the Company recorded paid reinsurance recoverables for Hurricanes Gustav, Ike, Katrina and Rita.

	September 30,	December 31,
	2009	2008	Change
	($ in thousands)
Reinsurance recoverables:
Paid losses	$93,287	$67,227	$26,060
Unpaid losses and LAE reserves	818,397	853,793	(35,396)

Total	$911,684	$921,020	$(9,336)

The following table sets forth gross reserves for losses and LAE, reinsurance recoverable on such amounts and net loss and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	September 30,	December 31,
	2009	2008	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,903,204	$1,853,664	2.7%
Less: Reinsurance recoverable on unpaid losses and LAE reserves	818,397	853,793	-4.1%

Net loss and LAE reserves	$1,084,807	$999,871	8.5%

The following tables set forth our net reported losses and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled below) by segment and line of business as of the dates indicated:

	September 30, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$106,888	$104,007	$210,895	49.3%
Property Casualty	127,427	348,055	475,482	73.2%
Professional Liability	41,326	64,909	106,235	61.1%

Total Insurance Companies	275,641	516,971	792,612	65.2%

Lloyd’s Operations:
Marine	105,102	94,621	199,723	47.4%
Property Casualty	26,065	26,525	52,590	50.4%
Professional Liability	8,419	31,463	39,882	78.9%

Total Lloyd’s Operations	139,586	152,609	292,195	52.2%

Total Company	$415,227	$669,580	$1,084,807	61.7%

	December 31, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$96,244	$96,995	$193,239	50.2%
Property Casualty	115,810	358,305	474,115	75.6%
Professional Liability	22,913	58,793	81,706	72.0%

Total Insurance Companies	234,967	514,093	749,060	68.6%

Lloyd’s Operations:
Marine	99,233	78,293	177,526	44.1%
Property Casualty	26,218	16,386	42,604	38.5%
Professional Liability	5,822	24,859	30,681	81.0%

Total Lloyd’s Operations	131,273	119,538	250,811	47.7%

Total Company	$366,240	$633,631	$999,871	63.4%

The increase in net loss reserves in all active lines of business is generally a reflection of the growth in net premium volume over the last three years coupled with a changing mix of business to longer-tail lines of business such as the specialty lines of business (construction defect, commercial excess, primary excess and personal umbrella), professional liability lines of business and marine liability and transport business in ocean marine. These lines of business, which typically have a longer settlement period compared to the mix of business the Company has historically written, are becoming larger components of our overall business mix.
Our reserving practices and the establishment of any particular reserve reflect management’s judgment and do not represent any admission of liability with respect to any claims made against us. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates. The process of establishing loss reserves is complex and imprecise as it must take into account many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. The Company’s actuaries generally calculate the IBNR loss reserves for each line of business by underwriting year for major products using standard actuarial methodologies. This process requires the substantial use of informed judgment and is inherently uncertain.
There are instances in which facts and circumstances require a deviation from the general process described above. Two such instances relate to the IBNR loss reserve processes for our hurricane losses (Rita, Katrina, Gustav, Ike) and our asbestos exposures, where standard actuarial methodologies are not applied, except in a limited way, given the unique nature of hurricane losses and limited population of marine excess policies with potential asbestos exposures. In such circumstances, inventories of the policy limits exposed to losses coupled with reported losses are analyzed and evaluated principally by claims personnel and underwriters to establish IBNR loss reserves.

Hurricanes Gustav and Ike
For the year ended December 31, 2008, the Company incurred gross and net losses and LAE of $114.0 million and $17.2 million, respectively, exclusive of $12.2 million for the cost of excess of loss reinstatement premiums, related to Hurricanes Gustav and Ike.
The following table sets forth the Company’s gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Gustav and Ike for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$107,399	$—
Incurred loss & LAE	1,042	114,000
Calendar year payments	42,145	6,601

Ending gross reserves	$66,296	$107,399

Gross case loss reserves	$41,073	$70,299
Gross IBNR loss reserves	25,223	37,100

Ending gross reserves	$66,296	$107,399

Net of Reinsurance
Beginning net reserves	$12,923	$—
Incurred loss & LAE	966	17,169
Calendar year payments	10,694	4,246

Ending net reserves	$3,195	$12,923

Net case loss reserves	$2,442	$11,696
Net IBNR loss reserves	753	1,227

Ending net reserves	$3,195	$12,923

Approximately $81.3 million and $96.8 million of paid and unpaid losses at September 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike.
Hurricanes Katrina and Rita
During the 2005 third quarter, the Company incurred gross and net losses and LAE of $471.0 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums, related to Hurricanes Katrina and Rita.

The following table sets forth the Company’s gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Katrina and Rita for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$97,732	$141,831
Incurred loss & LAE	420	(12,250)
Calendar year payments	25,080	31,849

Ending gross reserves	$73,072	$97,732

Gross case loss reserves	$53,072	$62,732
Gross IBNR loss reserves	20,000	35,000

Ending gross reserves	$73,072	$97,732

Net of Reinsurance
Beginning net reserves	$3,667	$4,519
Incurred loss & LAE	138	(990)
Calendar year payments	243	(138)

Ending net reserves	$3,562	$3,667

Net case loss reserves	$208	$279
Net IBNR loss reserves	3,354	3,388

Ending net reserves	$3,562	$3,667

Approximately $76.6 million and $101.7 million of paid and unpaid losses at September 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
Asbestos Liability
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
The reserves for asbestos exposures at September 30, 2009 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following table sets forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$21,774	$23,194
Incurred losses & LAE	136	796
Calendar year payments	403	2,216

Ending gross reserves	$21,507	$21,774

Gross case loss reserves	$13,651	$13,918
Gross IBNR loss reserves	7,856	7,856

Ending gross reserves	$21,507	$21,774

Net of Reinsurance
Beginning net reserves	$16,683	$16,717
Incurred losses & LAE	125	263
Calendar year payments	88	297

Ending net reserves	$16,720	$16,683

Net case loss reserves	$9,069	$9,032
Net IBNR loss reserves	7,651	7,651

Ending net reserves	$16,720	$16,683

At September 30, 2009, the ceded asbestos paid and unpaid reinsurance recoverables were $7.8 million compared to $8.9 million at December 31, 2008. The Company continues to believe that it will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. To the extent the Company incurs additional gross loss development for its historic asbestos exposure, we do not expect to realize additional reinsurance recoverables.
Environmental Liability
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
Prior period reserve redundancies of $3.9 million and $19.1 million, net of reinsurance, were recorded in the three and nine months ended September 30, 2009, respectively, compared with $8.0 million and $32.3 million for the comparable periods in 2008.
The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended
	September 30,	September 30,
	2009	2008
	($ in thousands)

Insurance Companies:
Marine	$3,898	$1,800
Property Casualty	(14,950)	(5,800)
Professional Liability	7,832	(1,600)

Subtotal Insurance Companies	(3,220)	(5,600)
Lloyd’s Operations	(630)	(2,420)

Total	$(3,850)	$(8,020)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	($ in thousands)

Insurance Companies:
Marine	$8,025	$(4,179)
Property Casualty	(39,467)	(18,762)
Professional Liability	18,200	(2,811)

Subtotal Insurance Companies	(13,242)	(25,752)
Lloyd’s Operations	(5,853)	(6,528)

Total	$(19,095)	$(32,280)

Following is a discussion of relevant factors related to the $3.9 million prior period net reserve redundancy recorded in the 2009 third quarter:
The Insurance Companies recorded $3.9 million of prior period net reserve deficiencies for marine business resulting primarily from $2.9 million of increased liability reserves due to loss activity that exceeded our expectations, including a large loss from the 2004 underwriting year. The remaining activity nets to $0.9 million of prior period net reserve deficiencies and included $0.6 million of loss development on transport business due to loss activity in the 2006 underwriting year that exceeded our expectations.
The Insurance Companies recorded $15.0 million of prior period net savings for property casualty business comprised mostly of $13.3 million of net favorable development in construction liability business primarily the result of a continuation of lower than expected reported construction liability losses which was supported by an internal actuarial study for the 2006 and prior underwriting years, and $4.1 million of favorable development on primary excess and surplus business written from 2006 to 2007 due to reported losses less than our expectations. These redundancies were partially offset by prior period net reserve deficiencies in the middle markets, specialty program and personal umbrella lines of $1.7 million, $0.8 million and $0.7 million, respectively, due to loss activity in excess of expectations.
The Insurance Companies recorded $7.8 million of net prior period deficiencies for professional liability business that included three large 2006 public directors and officers case reserve increases that accounted for $7.2 million of the total.
The Lloyd’s Operations recorded $0.6 million of prior period net savings that included $1.9 million for marine business due to favorable loss activity in the specie, reinsurance and transport lines and $0.6 million of favorable development on our Nav Tech book. The Nav Tech savings was the net result of favorable development on the energy book of $1.9 million due to lower than expected losses on the 2007 underwriting year, mostly offset by additional development on a 2006 engineering loss These redundancies were partially offset by deficiencies of $1.4 million in our run-off property book due to continued claims development in the quarter emanating from two delegated underwriting authorities and $0.6 million in the international Errors and Omissions (“E&O”) line due to higher reported loss activity.
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
Following is a discussion of relevant factors related to the $5.8 million prior period net reserve redundancy recorded in the 2009 first quarter:
The Insurance Companies recorded $2.0 million of prior period net reserve deficiencies for marine business which included $1.4 million for increased liability reserves due to large loss activity, and $1.0 million for hull and $0.9 million for transport business due to reported claims activity, partially offset by $1.8 million of savings in the P&I line of business due to reductions in our loss assumptions for the more recent underwriting years.
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
Following is a discussion of relevant factors related to the $8.0 million prior period net reserve redundancy recorded in the 2008 third quarter:
The Insurance Companies recorded $1.8 million of prior period net reserve deficiencies for marine business which included $1.1 million for increased cargo reserves due to reported claims from 2006 and 2007, $2.0 million on 2006 and 2007 liability business due to large loss activity and a $0.7 million loss on a commutation with a reinsurer, partially offset by $1.4 million for transport business across a number of years due to a reduction in the reporting pattern assumptions and $0.5 million in the P&I line of business.
The Insurance Companies recorded $5.8 million of prior period net savings for property casualty business comprised mostly of $2.8 million of net favorable development in construction liability business due to favorable loss trends for business written from 2002 to 2004, partially offset by unfavorable loss activity for construction business written in 2000 and prior, $2.4 million of favorable development on commercial umbrella business on business written from 2004 to 2006 due to reported losses less than our expectations and by $1.2 million of savings from offshore energy business.

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
The Insurance Companies recorded $5.1 million of prior period net savings for property casualty business comprised mostly of $4.3 million of net favorable development in construction liability business due to favorable loss trends for business written from 2001 to 2006.
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
The Insurance Companies recorded $0.3 million of prior period net savings for professional liability business.

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
Commission Expenses
Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions the Company may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums for the three and nine months ended September 30, 2009 were 13.3% and 14.1%, respectively, compared to 14.5% and 14.1% for the comparable periods in 2008. The commission expense for the 2008 periods was inflated by the effect of reinstatement premiums and would have been 12.0% and 13.2% for the three and nine months ended September 30, 2008, respectively, excluding that effect. The increase in the net commission ratios in 2009 when compared to 2008 excluding the reinstatement effect was mostly attributable to greater retentions, particularly on our marine quota share treaties, which have reduced the ceding commission benefit.
Other Operating Expenses
Other operating expenses increased $4.4 million and $4.9 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increase in the third quarter 2009 was primarily the net result of a 17% increase in staff count offset by a reduction in our UK-based expenses when measured in US dollars due to a 13% reduction in the average exchange rate for sterling.

INCOME TAXES
The Company recorded an income tax expense of $8.8 million for the three months ended September 30, 2009 compared to an income tax benefit of $1.7 million for the comparable period in 2008, resulting in effective tax rates of 29.2% and 240.7%, respectively. The income tax expense was $23.1 million and $15.2 million for the first nine months of 2009 and 2008, respectively, resulting in effective tax rates of 28.8% and 26.7%, respectively. The Company’s effective tax rate is typically less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The unusual effective tax rate in the 2008 third quarter resulted from a small pretax loss and a larger taxable loss resulting primarily from tax-exempt investment income. The effective tax rate on net investment income was 25.1% for the nine months ended September 30, 2009 compared to 25.8% for the same period in 2008. As of September 30, 2009 and December 31, 2008 the net deferred federal, foreign, state and local tax assets were $25.2 million and $54.7 million, respectively.
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
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $55.9 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $3.9 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
The Company had net state and local deferred tax assets amounting to potential future tax benefits of $3.5 million and $6.2 million at September 30, 2009 and December 31, 2008, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $1.6 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. The Company’s state and local tax carryforwards at September 30, 2009 expire in 2029.

Segment Information
The Company classifies its business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and The Navigator’s Group, Inc.’s (the “Parent Company’s”) operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.
We evaluate the performance of each segment based on its underwriting and net income results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premium, net loss and loss adjustment expenses, commission expenses, other operating expenses and commission income and other income (expense). The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
Following are the financial results of the Company’s two underwriting segments.
Insurance Companies
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. Navigators Insurance Company is our largest insurance subsidiary and has been active since 1983. It is primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance, specialty lines of business including construction general liability insurance, commercial and personal umbrella and primary and excess casualty businesses, and middle markets business consisting of general liability, commercial automobile liability and property insurance for a variety of commercial middle markets businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty Insurance Company is 100% reinsured by Navigators Insurance Company. NMC and Navigators Management (UK) Ltd. produce, manage and underwrite insurance and reinsurance business for the Insurance Companies.

The following table sets forth the results of operations for the Insurance Companies for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands)

Gross written premium	$180,000	$182,133	$561,368	$571,685
Net written premium	116,033	106,133	375,474	358,625

Net earned premium	122,804	112,447	359,317	342,127
Net losses and LAE	(75,838)	(78,346)	(214,834)	(207,927)
Commission expense	(15,346)	(13,823)	(45,374)	(41,494)
Other operating expenses	(27,194)	(22,802)	(78,660)	(69,502)
Commission income and other income (expense)	1,301	279	3,157	2,053

Underwriting profit (loss)	5,727	(2,245)	23,606	25,257

Net investment income	16,597	15,973	49,043	47,031
Net realized capital gains (losses)	5,710	(5,207)	(987)	(13,362)

Income before income taxes	28,034	8,521	71,662	58,926

Income tax expense	7,973	1,458	19,677	15,767

Net income	$20,061	$7,063	$51,985	$43,159

Loss and LAE ratio	61.8%	69.7%	59.8%	60.8%
Commission expense ratio	12.5%	12.3%	12.6%	12.1%
Other operating expense ratio (1)	21.1%	20.0%	21.0%	19.7%

Combined ratio	95.4%	102.0%	93.4%	92.6%

(1)	Includes Other operating expenses and Commission income and other income (expense).

The following tables set forth the underwriting results of the Insurance Companies for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$42,620	$31,611	$13,259	$(2,250)	74.2%	31.1%	105.3%
Property Casualty	60,380	23,881	21,330	15,169	39.6%	35.3%	74.9%
Professional Liability	19,804	20,346	6,650	(7,192)	102.7%	33.6%	136.3%

Total	$122,804	$75,838	$41,239	$5,727	61.8%	33.6%	95.4%

	Three Months Ended September 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$34,091	$21,910	$8,588	$3,593	64.3%	25.2%	89.5%
Property Casualty	63,740	48,426	22,574	(7,260)	76.0%	35.4%	111.4%
Professional Liability	14,616	8,010	5,184	1,422	54.8%	35.5%	90.3%

Total	$112,447	$78,346	$36,346	$(2,245)	69.7%	32.3%	102.0%

	Nine Months Ended September 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$114,459	$83,239	$35,453	$(4,233)	72.7%	31.0%	103.7%
Property Casualty	188,860	80,331	65,642	42,887	42.5%	34.8%	77.3%
Professional Liability	55,998	51,264	19,782	(15,048)	91.5%	35.3%	126.8%

Total	$359,317	$214,834	$120,877	$23,606	59.8%	33.6%	93.4%

	Nine Months Ended September 30, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$93,655	$58,208	$27,890	$7,557	62.2%	29.8%	92.0%
Property Casualty	205,395	125,430	65,751	14,214	61.1%	32.0%	93.1%
Professional Liability	43,077	24,289	15,302	3,486	56.4%	35.5%	91.9%

Total	$342,127	$207,927	$108,943	$25,257	60.8%	31.8%	92.6%

Net earned premiums of the Insurance Companies increased 9.2% and 5.0% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The increases were primarily due to higher marine retentions and increased professional liability gross premiums, which have led to increased net written premiums, offset by lower gross and net written premiums in the construction and excess and surplus lines in our property casualty business. In addition, the Company recognized reinstatement premiums of $5.8 million related to Hurricanes Gustav and Ike in 2008.
The loss ratio for the three and nine months ended September 30, 2009 was favorably impacted by prior period loss reserve redundancies of $3.2 million, or 2.6 loss ratio points, and $13.2 million, or 3.7 loss ratio points, respectively. Generally, while the Insurance Companies has experienced favorable prior period redundancies, the ultimate loss ratios for the most recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yield on the Insurance Companies’ investment portfolio, excluding net realized gains and losses, was 4.1% and 4.2% for the three and nine months ended September 30, 2009, respectively, compared to 4.3% for both of the comparable 2008 periods. The average duration of the Insurance Companies’ invested assets was 4.8 years at September 30, 2009 and 4.9 years at September 30, 2008. Net investment income increased in the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to the investment of new funds from cash flow, partially offset by the decrease in yields on short-term investments.

Lloyd’s Operations
The Lloyd’s Operations consist of NUAL, which manages Syndicate 1221, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. Both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. are Lloyd’s corporate members with limited liability and provide the capital that supports Syndicate 1221. NUAL owns Navigators Underwriting Ltd., an underwriting managing agency that underwrites cargo and engineering business for Syndicate 1221. In January 2005, we formed Navigators NV in Antwerp, Belgium, a wholly-owned subsidiary of NUAL. Navigators NV produces transport liability, cargo and marine liability premium for Syndicate 1221. In July 2008, we opened an underwriting office in Stockholm, Sweden to write professional liability business for Syndicate 1221. The Lloyd’s Operations and Navigators Management (UK) Limited, which produces business for the U.K. Branch, are subsidiaries of Navigators Holdings (UK) Limited located in the United Kingdom. In September 2008, Syndicate 1221 began to underwrite insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd. The Company’s focus in China is on opportunities in professional and general liability lines of business. In October 2009, the Company opened an underwriting office in Copenhagen, Denmark to write professional liability business.
Syndicate 1221’s stamp capacity is £123.0 million ($201.8 million) in 2009 compared to £123.0 million ($228.0 million) in 2008. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in the Company’s financial statements is gross of commission. Navigators utilized 100% of Syndicate 1221’s stamp capacity for the 2009 and 2008 underwriting years through Navigators Corporate Underwriters Ltd. and through both Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. in 2007.
Our Lloyd’s Operations included in the consolidated financial statements represent our participation in Syndicate 1221. Lloyd’s syndicates report the amounts of premiums, claims, and expenses recorded in an underwriting account for a particular year to the companies or individuals that participate in the syndicates. The syndicates generally keep an underwriting year open for three years. Traditionally, three years have been necessary to report substantially all premiums associated with an underwriting year and to report most related claims, although claims may remain unsettled after the underwriting year is closed. A Lloyd’s syndicate typically closes an underwriting year by reinsuring outstanding claims on that underwriting year with the participants for the next underwriting year. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting year at the date of the assumption. At Lloyd’s, the amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”) transaction. The RITC amounts represent the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in the syndicate changes, the RITC amounts vary accordingly. The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss. We provide letters of credit and other collateral to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.
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

The following table sets forth the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands)

Gross written premium	$65,191	$70,810	$231,811	$247,617
Net written premium	39,968	34,185	164,186	143,702

Net earned premium	48,467	41,593	146,768	130,356
Net losses and LAE	(31,753)	(34,923)	(93,732)	(85,651)
Commission expense	(7,835)	(8,534)	(26,533)	(25,301)
Other operating expenses	(7,835)	(7,799)	(19,933)	(24,092)
Commission income and other income (expense)	280	(390)	879	(415)

Underwriting profit (loss)	1,324	(10,053)	7,449	(5,103)

Net investment income	2,361	3,074	7,060	8,927
Net realized capital gains (losses)	425	(309)	(2,988)	(206)

Income before income taxes	4,110	(7,288)	11,521	3,618

Income tax expense (benefit)	1,510	(2,489)	4,470	1,388

Net income (loss)	$2,600	$(4,799)	$7,051	$2,230

Loss and LAE ratio	65.5%	84.0%	63.9%	65.7%
Commission expense ratio	16.2%	20.5%	18.1%	19.4%
Other operating expense ratio (1)	15.6%	19.7%	13.0%	18.8%

Combined ratio	97.3%	124.2%	95.0%	103.9%

(1)	Includes Other operating expenses and Commission income and other income (expense).
Marine and energy premium rate increases occurred in 2005 and continued into 2006 following Hurricanes Katrina and Rita, particularly in the offshore energy business. Market conditions then began to soften in 2007 and 2008, and the 2008 calendar year rates decreased approximately 1.2% for the marine and energy lines and decreased approximately 3.4% in the professional liability business. The average renewal premium rates for the three months ended September 30, 2009 increased across all business units as follows: approximately 3.7% for the marine business, approximately 13.6% for the offshore business and approximately 10.2% for the professional liability business compared to the same period in 2008.
The Lloyd’s Operations’ results for the nine months ended September 30, 2009 reflect the continued favorable loss development trends although the third quarter loss ratio was unfavorably impacted by prior period loss reserve deficiencies of $0.6 million or 1.3 loss ratio points. The nine months favorable impact of prior period loss reserve redundancies was $5.9 million or 4.0 loss ratio points. Generally, while the Lloyd’s Operations have experienced favorable prior period net redundancies in calendar years 2009 and 2008, ultimate loss ratios for the more recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.

The annualized pre-tax yield on the Lloyd’s Operations’ investment portfolio, excluding net realized gains and losses, was 2.6% and 2.7% for the three and nine months ended September 30, 2009, respectively, compared to 3.5% for both of the comparable periods in 2008. The average duration of the Lloyd’s Operations’ invested assets at September 30, 2009 was 1.7 years compared to 1.3 years at September 30, 2008. The decrease in the Lloyd’s Operations’ net investment income was reflective of lower short-term investment yields. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.
Tabular Disclosure of Contractual Obligations
There have been no material changes in the operating lease or capital lease information with respect to contractual obligations as stated in the Company’s 2008 Annual Report on Form 10-K. Total gross reserves for losses and LAE were $1.90 billion at September 30, 2009 and $1.85 billion at December 31, 2008. There were no significant changes in the Company’s lines of business or claims handling that would create a material change in the percentage relationship of the projected payments by period to the total reserves.
The following table sets forth our contractual obligations with respect to the Senior Notes discussed in the Notes to Interim Consolidated Financial Statements, included herein:

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
The Insurance Companies’ investments are subject to the oversight of each of their respective Board of Directors and the Finance Committee of the Parent Company’s. Board of Directors. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, mortgages and real estate.

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
The annualized pre-tax yield of the investment portfolio, excluding net realized gains and losses, was 3.8% for both the three and nine months ended September 30, 2009, respectively, compared to 4.1% for both of the comparable 2008 periods.
Since the third quarter of 2008, the Company’s tax-exempt securities portion of its investment portfolio has increased by $56.9 million to approximately 34.1% of the fixed maturities investment portfolio at September 30, 2009. As a result, the effective tax rate on net investment income was 25.2% for the three months ended September 30, 2009 compared to 25.7% for the comparable 2008 period.
All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities categorized as Level 1 or Level 2 in the fair value hierarchy, as defined in the Financial Accounts Standards Board Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers. The manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate ASC 820 pricing hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a level 3 price.
Security pricing is performed on a monthly basis under the oversight of our investment manager’s pricing committee. The Company has reviewed this process and performs additional testing to assess the reasonableness of the prices.

The following table presents, for each of the fair value hierarchy levels, the fair value of the Company’s fixed maturities, equity securities and short-term investments at September 30, 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	($ in thousands)
	Level 1	Level 2	Level 3	Total

Fixed Maturities	$349,262	$1,528,524	$—	$1,877,786

Equity securities	57,949	—	—	57,949

Short-term investments	11,234	125,701	—	136,935

Total	$418,445	$1,654,225	$—	$2,072,670

The Company did not have any Level 3 securities activity for the three months ended September 30, 2009. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
($ in thousands)

Level 3 investments as of December 31, 2008	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of September 30, 2009	$—

The following tables set forth our cash and investments as of September 30, 2009 and December 31, 2008:

		Gross	Gross	Cost or	OTTI
	Fair	Unrealized	Unrealized	Amortized	Recognized
September 30, 2009	Value	Gains	(Losses)	Cost	in OCI
	($ in thousands)

Fixed maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$514,158	$10,855	$(54)	$503,357	$—
States, municipalities and political subdivisions	679,417	37,072	(570)	642,915	—
Mortgage- and asset-backed securities
Mortgage-backed securities	308,515	15,142	(10)	293,383	—
Collateralized mortgage obligations	46,126	—	(12,120)	58,246	(9,818)
Asset-backed securities	20,088	793	(119)	19,414	(48)
Commercial mortgage-backed securities	106,459	584	(6,458)	112,333	—

Subtotal	481,188	16,519	(18,707)	483,376	(9,866)
Corporate bonds	203,023	10,166	(602)	193,459	—

Total fixed maturities	1,877,786	74,612	(19,933)	1,823,107	(9,866)

Equity securities — common stocks	57,949	12,843	(72)	45,178	—

Cash	21,692	—	—	21,692	—

Short-term investments	136,935	—	—	136,935	—

Total	$2,094,362	$87,455	$(20,005)	$2,026,912	$(9,866)

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)

Fixed maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$361,656	$25,741	$(145)	$336,060
States, municipalities and political subdivisions	614,609	12,568	(8,036)	610,077
Mortgage- and asset-backed securities:
Mortgage-backed securities	299,775	10,930	(26)	288,871
Collateralized mortgage obligations	56,743	—	(27,119)	83,862
Asset-backed securities	29,436	5	(1,289)	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	113,034

Subtotal	478,638	10,935	(48,784)	516,487
Corporate bonds	188,869	1,398	(14,660)	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	52,523

Cash	1,457	—	—	1,457

Short-term investments	220,684	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$1,939,419

The following tables set forth our U.S. Treasury, agency bonds and foreign government bonds as of September 30, 2009 and December 31, 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
September 30, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$384,097	$8,118	$(41)	$376,020
Agency bonds	107,882	2,296	—	105,586
Foreign government bonds	22,179	441	(13)	21,751

Total	$514,158	$10,855	$(54)	$503,357

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$290,059	$23,243	$(143)	$266,959
Agency bonds	58,401	2,008	(2)	56,395
Foreign government bonds	13,196	490	—	12,706

Total	$361,656	$25,741	$(145)	$336,060

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
The following table sets forth the fifteen largest municipal holdings by counterparty as of September 30, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
State of Washington	$17,771	$1,085	$—	$16,686	AA
Texas State Transportation Commission	15,874	130		15,744	AA+
City of San Antonio	11,919	893	—	11,026	AA
Virginia Resources Authority	11,897	1,315	—	10,582	AAA
University of Pittsburgh	11,605	976	—	10,629	AA
Commonwealth of Massachusetts	11,306	758	—	10,548	AA
State of Wisconsin	10,310	813	—	9,497	AA-
State of Louisiana	10,053	553	—	9,500	A+
New York City Transitional Finance Authority	8,465	3	—	8,462	AA
Cypress-Fairbanks Independent School District	8,306	451	—	7,855	AA-
Illinois Finance Authority	8,198	50	(88)	8,236	BBB+
Fort Bend Independent School District	8,038	584	—	7,454	AA
County of Hamilton	8,020	205	—	7,815	A
State of Ohio	8,004	643	—	7,361	AA
City of New York, NY	7,746	470	—	7,276	AA-

Subtotal	$157,512	$8,929	$(88)	$148,671
All Other	521,905	28,143	(482)	494,244

Total	$679,417	$37,072	$(570)	$642,915

The following table sets forth the composition of the municipal bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all our securities are rated by both S&P and Moody’s) as of September 30, 2009:

Equivalent	Equivalent
S&P	Moody's			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
	($ in thousands)

AAA/AA/A	Aaa/Aa/A	$641,184	$605,276	$35,908
BBB	Baa	30,265	29,738	527
BB	Ba	1,998	2,018	(20)
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
N/A	N/A	5,970	5,883	87

Total		$679,417	$642,915	$36,502

The Company owns $305 million of municipal securities which are credit enhanced by various financial guarantors. As of September 30, 2009, the average underlying credit rating for these securities is A+. There has been no material adverse impact to the Company’s investment portfolio or results of operations as a result of recent downgrades of the credit ratings for several of the financial guarantors.
The following tables set forth our mortgage-backed securities, collateralized mortgage obligations, asset-backed securities and commercial mortgage-backed securities by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at September 30, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Mortgage-backed securities:
GNMA	$46,725	$1,485	$(9)	$45,249
FNMA	191,824	10,332	(1)	181,493
FHLMC	69,966	3,325	—	66,641

Total	$308,515	$15,142	$(10)	$293,383

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Collateralized mortgage obligations:
Prime	$45,192	$—	$(11,736)	$56,928
Alt-A	934	—	(384)	1,318
Subprime	—	—	—	—

Total	$46,126	$—	$(12,120)	$58,246

The following table sets forth the fifteen largest collateralized mortgage obligations as of September 30, 2009:

			Cost or	Gross
	Issue	Fair	Amortized	Unrealized	S&P	Moody’s
Security Description	Date	Value	Cost	(Loss)	Rating	Rating
	($ in thousands)

Wells Fargo Mortgage Backed 06 AR8	2006	$3,968	$5,357	$(1,389)	BBB+	NR
Citigroup Mortgage Loan Trust 06 AR2	2006	3,373	4,473	(1,100)	NR	B3
MLCC Mortgage Investors Inc 06 2	2006	3,333	3,773	(440)	AAA	Aa2
GMAC Mortgage Corp Loan Trust 05 AR6	2005	3,327	3,708	(381)	BB	B3
Merrill Lynch Mortgage Investors 05 A9	2005	3,043	3,710	(667)	B+	NR
Merrill Lynch Mortgage Investors 07 2	2007	2,926	4,182	(1,256)	NR	B3
Wells Fargo Mortgage Backed 06 AR5	2006	2,456	2,886	(430)	NR	Caa1
Wells Fargo Mortgage Backed 05 AR4	2005	1,118	1,195	(77)	NR	A2
Merrill Lynch Mortgage Investors 05 A9	2005	821	881	(60)	BBB	NR
Bear Stearns Adjustable Rate 06 1A1	2006	737	857	(120)	NR	Baa1
Citigroup Mortgage Loan Trust 04-HYB3	2004	660	721	(61)	AAA	A1
Master Adjustable Rate Mortgage 05 6	2005	637	860	(223)	B-	Baa2
GSR Mortgage Loan Trust 06 AR 1	2006	636	870	(234)	BB	NR
JP Morgan Mortgage Trust 06 A4	2006	634	900	(266)	NR	B3
Wells Fargo Mortgage Backed 06 AR6	2006	625	820	(195)	NR	B2

Subtotal		$28,294	$35,193	$(6,899)
All Other		17,832	23,053	(5,221)

Total		$46,126	$58,246	$(12,120)

The following tables set forth our asset-backed securities by those issued by GNMA, FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at September 30, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Asset-backed securities:
Prime	$19,956	$793	$(70)	$19,233
Alt-A	—	—	—	—
Subprime	132	—	(49)	181

Total	$20,088	$793	$(119)	$19,414

Details of the collateral of our asset backed securities portfolio as of September 30, 2009 are presented below:

								Cost or	Net
							Total	Amortized	Unrealized
	AAA	AA	A	BBB	BB	CC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$9,484	$4,302	$604	$2,044	$—	$—	$16,434	$15,827	$607

Credit Cards	—	—	—	—	131	—	131	133	(2)

Miscellaneous	3,392	2		—	—	129	3,523	3,454	69

Total	$12,876	$4,304	$604	$2,044	$131	$129	$20,088	$19,414	$674

The following tables set forth our commercial mortgage-backed securities by the quality category (prime, Alt-A and subprime) at September 30, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
($ in thousands)
Commercial mortgage-backed securities:
Prime	$106,459	$584	$(6,458)	$112,333
Alt-A	—	—	—	—
Subprime	—	—	—	—

Total	$106,459	$584	$(6,458)	$112,333

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities as of September 30, 2009:

			Cost or	Net	Average
	Issue	Fair	Amortized	Unrealized	Underlying	Delinq.	Subord.	S&P	Moody's
Security Description	Date	Value	Cost	Gain/Loss	LTV%	Rate	Level	Rating	Rating
	($ in thousands)

Wachovia Bank Commercial Mortgage 05 C18	2005	$6,854	$6,854	$—	85.2%	7.3%	33.1%	AAA	Aaa
GS Mortgage Securities Corp II 05 GG4	2005	6,281	6,604	(323)	72.0%	4.4%	30.7%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C6	2006	6,147	6,786	(639)	63.6%	2.0%	30.2%	AAA	Aaa
LB-UBS Mortgage Commercial Mortgage Trust 06 C7	2006	5,824	6,331	(507)	65.1%	6.1%	30.2%	AAA	NR
Citigroup/Deutsche Bank Comm 05 CD1	2005	5,769	5,891	(122)	68.6%	6.5%	30.7%	AAA	Aaa
Four Times Square Trust 06 4TS	2006	5,693	7,029	(1,336)	39.4%	0.0%	7.9%	AAA	Aa1
Bear Stearns Commercial Mortgage 06 T22	2006	4,767	4,894	(127)	57.4%	0.4%	28.1%	NR	Aaa
Bear Stearns Commercial Mortgage 07 PW15	2007	4,604	5,136	(532)	69.7%	4.5%	30.3%	AAA	Aaa
Bank of America Commercial Mortgage 07 1	2007	4,200	4,781	(581)	74.1%	9.4%	30.5%	NR	Aaa
Morgan Stanley Capital I 07 HQ11	2007	4,058	4,788	(730)	70.1%	3.1%	30.2%	AAA	Aaa
Merrill Lynch Mortgage Trust 05 CIP1	2005	3,865	4,035	(170)	68.8%	14.0%	30.9%	NR	Aaa
Commercial Mortgage Pass Throu 05 C6	2005	3,852	4,053	(201)	72.4%	9.4%	30.4%	AAA	Aaa
Morgan Stanley Capital I 04 T13	2004	3,329	3,326	3	58.8%	0.0%	15.4%	NR	Aaa
Citigroup Commercial Mortgage 06 C5	2006	3,163	3,511	(348)	68.9%	13.3%	30.3%	NR	Aaa
GE Capital Commercial Mortgage 02 1A	2002	2,651	2,502	149	73.1%	1.6%	25.0%	NR	Aaa

Subtotal		$71,057	$76,521	$(5,464)
All Other		35,402	35,812	(410)

Total		$106,459	$112,333	$(5,874)

The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at fair value at September 30, 2009 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating:

		Percent
		to
Rating	Amount	Total
	($ in thousands)

AAA	$1,184,872	59%
AA	475,182	24%
A	245,829	12%
BBB	68,829	3%
BB & below	34,039	2%
NR	5,970	0%

	$2,014,721	100%

The following table sets forth the fair value of the Company’s fifteen largest corporate bond holdings and their individual rating:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
General Electric	$20,513	$820	$(8)	$19,701	AA
Bank of America	8,820	251	(35)	8,604	A-
Transcanada Corp	8,531	414	—	8,117	A-
Citigroup, Inc	7,228	77	(209)	7,360	BBB+
Statoilhydro ASA	5,946	392	—	5,554	AA-
Wells Fargo	5,803	262	(18)	5,559	A+
Goldman Sachs Group	5,682	181	—	5,501	A-
Scana Corp	5,291	182	—	5,109	A-
Morgan Stanley	5,116	182	(1)	4,935	A-
ConocoPhillips	4,862	224	—	4,638	A
Bank of New York	3,670	203	—	3,467	A+
United Technologies Corp	3,585	238	—	3,347	A
Credit Suisse Group AG	3,530	260	—	3,270	A+
Pfizer Inc	3,523	326	—	3,197	AA
Eli Lilly & Co	3,434	186	—	3,248	A+

Subtotal	$95,534	$4,198	$(271)	$91,607
All Other	107,489	5,968	(331)	101,852

Total	$203,023	$10,166	$(602)	$193,459

The following table sets forth the fifteen largest equity securities holdings as of September 30, 2009:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$4,398	$1,132	$—	$3,266
Vanguard Pacific Stock Index	3,950	1,132	—	2,818
Vanguard Emerging Market Stock Index	3,883	1,503	—	2,380
Vanguard European Stock Index	3,797	1,351	—	2,446
PPG Industries Inc	1,807	615	—	1,192
Boeing Co	1,719	327	—	1,392
EI Du Pont De Nemours & Co	1,628	327	—	1,301
3M Co	1,601	360	—	1,241
Merck & Co	1,542	222	—	1,320
Vodafone Group PLC	1,508	319		1,189
BP PLC	1,507	372	—	1,135
Unilever NV	1,482	476	—	1,006
HSBC Holdings PLC	1,397	314	—	1,083
Astrazeneca PLC	1,380	292	—	1,088
ConocoPhillips	1,368	125	—	1,243

Subtotal	$32,967	$8,867	$—	$24,100
All Other	24,982	3,976	(72)	21,078

Total	$57,949	$12,843	$(72)	$45,178

The fair value of the Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. The Company does not have the intent to sell nor is it more likely than not that the Company will have to sell debt securities in unrealized loss positions that are not other-than temporarily impaired before recovery. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investment for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
The following table summarizes all securities in a gross unrealized loss position at September 30, 2009 and December 31, 2008, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position.

	September 30, 2009		December 31, 2008
	Fair	Gross	Fair	Gross
	Value	Unrealized Loss	Value	Unrealized Loss
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	$8,367	$54	$3,862	$145
7-12 Months	—	—	—	—
> 12 Months	—	—	—	—

Subtotal	8,367	54	3,862	145

States, municipalities and political subdivisions
0-6 Months	5,962	17	68,727	2,187
7-12 Months	5,150	103	118,910	4,376
> 12 Months	20,406	450	15,918	1,473

Subtotal	31,518	570	203,555	8,036

Mortgage-backed securities
0-6 Months	9,517	10	2,130	6
7-12 Months	—	—	3,471	9
> 12 Months	—	—	962	11

Subtotal	9,517	10	6,563	26

Collateralized mortgage obligations
0-6 Months	4,579	1,102	—	—
7-12 Months	—	—	39,012	20,779
> 12 Months	41,547	11,018	10,315	6,340

Subtotal	46,126	12,120	49,327	27,119

Asset-backed securities
0-6 Months	—	—	22,079	652
7-12 Months	—	—	6,631	551
> 12 Months	702	119	223	86

Subtotal	702	119	28,933	1,289

Commercial mortgage-backed securities
0-6 Months	8,800	546	6,461	280
7-12 Months	—	—	31,505	5,628
> 12 Months	64,941	5,912	54,717	14,442

Subtotal	73,741	6,458	92,683	20,350

Corporate bonds
0-6 Months	3,320	100	57,805	2,445
7-12 Months	801	13	57,971	5,893
> 12 Months	10,675	489	27,873	6,322

Subtotal	14,796	602	143,649	14,660

Total Fixed Maturities	$184,767	$19,933	$528,572	$71,625

Equity Securities — common stocks
0-6 Months	$—	$—	$8,991	$1,941
7-12 Months	811	72	351	46
> 12 Months	—	—	—	—

Total Equity Securities	$811	$72	$9,342	$1,987

The collateralized mortgage obligation’s gross unrealized loss in the above table for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities is a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.
For both the collateralized mortgage obligations and the commercial mortgage-backed securities, the Company uses the “Stated Assumptions” approach and projects an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. The stated assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A breakeven default rate is also calculated. A comparison to the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.
As of September 30, 2009, the largest single unrealized loss by issuer in the fixed maturities was $1.4 million.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at September 30, 2009 are shown in the following table:

Period from		Cost or
September 30, 2009	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$4,316	$4,313
Due after one year through five years	694,349	673,116
Due after five years through ten years	377,737	357,728
Due after ten years	320,196	304,574
Mortgage- and asset-backed	481,188	483,376

Total	$1,877,786	$1,823,107

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost.

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed Maturities	$(820)	$—	$—	$(8,242)	$(9,062)
Equity Securities	—	—	—	—	—

Total	$(820)	$—	$—	$(8,242)	$(9,062)

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies. See Critical Accounting Estimates — Impairment of Invested Assets for additional information on our policies.
In the first quarter of 2009, the Company adopted accounting guidance relating to the recognition and presentation of other-than-temporary impairments (“OTTI”). For debt securities, when assessing whether the amortized cost basis of the security will be recovered, the Company compared the present value of cash flows expected to be collected. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within OCI.
During the three and nine months ended September 30, 2009, the Company recognized in earnings OTTI losses of $0.5 million and $2.4 million, respectively, related to non-agency mortgage and asset-backed securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. The Company does not intend to sell any of these securities and it is more likely than not that we will not be required sell these securities before the recovery of the amortized cost basis.
During the three and nine months ended September 30, 2009, the Company recognized in earnings OTTI losses of $0.02 million and $8.7 million on 6 and 56 common stocks, respectively. During the three months ended September 30, 2009, the Company did not recognize in earnings any OTTI losses for corporate bonds. During the nine months ended September 30, 2009, the Company recognized in earnings OTTI losses of $0.6 million on 2 corporate bonds.
For the three months ended September 30, 2009, OTTI losses within OCI decreased $7.7 million primarily as a result of increases in the fair value of securities previously impaired. For the nine months ended September 30, 2009, OTTI losses within OCI were $9.9 million primarily as a result of non-credit losses on non-agency residential mortgage-backed securities.

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporary impairment losses on debt securities held as of September 30, 2009 that the Company does not intend to sell and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

($ in thousands)

Beginning balance at June 30, 2009	$2,472
Credit losses on securities not previously impaired as of June 30, 2009	—
Additional credit losses on securities previously impaired as of June 30, 2009	525
Ending balance at September 30, 2009	$2,997

($ in thousands)

Beginning balance of at January 1, 2009	$—
Credit losses on securities not previously impaired as of December 31, 2008	2,997
Additional credit losses on securities not previously impaired as of June 30, 2009	—
Ending balance at September 30, 2009	$2,997
The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at September 30, 2009. Not all of the securities are rated by S&P and/or Moody’s.

		Gross
	Equivalent	Unrealized Loss		Fair Value
S&P	Moody's		Percent		Percent
Rating	Rating	Amount	to Total	Amount	to Total
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$9,147	46%	$132,883	73%
BBB	Baa	1,184	6%	17,054	9%
BB	Ba	1,817	9%	8,130	4%
B	B	2,401	12%	10,920	6%
CCC or lower	Caa or lower	5,358	27%	14,989	8%
N/A	N/A	26	0%	791	0%

Total		$19,933	100%	$184,767	100%

At September 30, 2009, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher, except for $9.6 million which is rated below investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired. Any such unrealized losses are recognized in income, if the securities are sold, or if the decline in fair value is deemed other-than-temporary.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at September 30, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	to Total	Amount	to Total
	($ in thousands)

Due in one year or less	$1	0%	$399	0%
Due after one year through five years	339	2%	15,095	8%
Due after five years through ten years	248	1%	20,786	11%
Due after ten years	638	3%	18,401	10%
Mortgage- and asset-backed securities	18,707	94%	130,086	71%

Total fixed income securities	$19,933	100%	$184,767	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.4 years.
Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
	($ in thousands)

Fixed maturities:
Gains	$8,739	$757	$13,264	$2,283
(Losses)	(2,057)	(969)	(5,555)	(1,404)
(Impairments)	(525)	(749)	(2,996)	(749)

	6,157	(961)	4,713	130

Equity securities:
Gains	—	166	1,562	609
(Losses)	—	(722)	(1,530)	(1,896)
(Impairments)	(22)	(3,999)	(8,720)	(12,411)

	(22)	(4,555)	(8,688)	(13,698)

Net realized gains (losses)	$6,135	$(5,516)	$(3,975)	$(13,568)

Reinsurance Recoverables
We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, and to stabilize loss ratios and underwriting results. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses if the reinsurer fails to meet its obligations under the reinsurance agreement.

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
Approximately $81.3 million and $96.8 million of paid and unpaid losses at September 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. Approximately $76.6 million and $101.7 million of paid and unpaid losses at September 30, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
The Company continues to periodically monitor the financial condition and ongoing activities of its reinsurers, in order to assess the adequacy of its allowance for uncollectible reinsurance.
Liquidity and Capital Resources
Net cash provided by operating activities was $105.2 million for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $216.4 million for the nine months ended September 30, 2008, a decrease of $111.2 million. Our loss and LAE payments for the nine months ended September 30, 2009 and 2008 were $223.6 million and $158.5 million, respectively, resulting in a decrease in cash provided by operating activities of $65.2 million. In addition, there was a $47.5 million negative variance in our cash flows related to collections for storm loss recoverables from our reinsurers when comparing the first nine months of 2009 to the same period in 2008. During the first nine months of 2008 we collected $20.2 million of net balances from reinsurers mostly related to gross losses paid during 2007 for Hurricanes Katrina and Rita, while during the first nine months of 2009 our recoverable balances grew by $27.3 million related to gross storm loss payments that we have not yet collected from reinsurers primarily on Hurricanes Gustav and Ike. Other factors contributing to the reduction in cash flows included a $8.8 million reduction in our funds held balances and an $4.3 million increase in the change in premiums receivable.
Net cash used in investing activities was $79.6 million for the nine months ended September 30, 2009 compared to net cash used in investing activities of $191.0 million for the nine months ended September 30, 2008. This change is primarily due to the reduction in cash provided by operating activities.
Net cash used in financing activities was $5.3 million for the nine months ended September 30, 2009 compared to net cash used in financing activities of $9.2 million for the nine months ended September 30, 2008. These uses of cash primarily related to a $7 million repurchase of our Senior notes in April 2009 and the repurchase of $11.5 million of the Company’s common stock in 2008 under the Company’s stock repurchase plan.
At September 30, 2009, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $40.0 million, consists of investment grade bonds. At September 30, 2009, our portfolio had an average maturity of 5.3 years and duration of 4.3 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of September 30, 2009 and December 31, 2008, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
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

The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The credit facility expires on April 2, 2010. The letter of credit facility is collateralized by all of the common stock of Navigators Insurance Company and to the extent the aggregate face amount issued under the credit facility exceeds $75 million on account of these fluctuations we are required to post collateral with the lead bank of the consortium, which we have done as of September 30, 2009 in the amount of $5.8 million. The credit agreement contains covenants common to transactions of this type, including restrictions on indebtedness and liens, limitations on dividends, stock buy-backs, mergers and the sale of assets, and requirements to maintain certain consolidated tangible net worth, statutory surplus and other financial ratios. We were in compliance with all covenants at September 30, 2009.
The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. At September 30, 2009, letters of credit with an aggregate face amount of $82.9 million were issued under the credit facility.
As a result of the April 3, 2009 amendment, the cost of the letter of credit portion of the credit facility increased to 2.00% from 0.75% for the issued letters of credit and to 0.375% from 0.10% for the unutilized portion of the letter of credit facility.
Our reinsurance has been placed with various U.S. and foreign insurance companies and with selected syndicates at Lloyd’s. Pursuant to the implementation of Lloyd’s Plan of Reconstruction and Renewal, a portion of our recoverables ($7.7 million) are now reinsured by Equitas, a separate U.K. authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account.
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at September 30, 2009 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
Generally, for pro rata or quota share reinsurers, including pool participants, the Company issues quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. The Company has the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1.0 million) as set forth in the pro rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings have historically on average been paid within 45 calendar days.
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
At September 30, 2009, ceded asbestos paid and unpaid recoverables were $7.8 million compared to $8.9 million at December 31, 2008. Of such amounts at September 30, 2009, $4.5 million was due from Equitas. The Company generally experiences significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in the Company’s ongoing assessment of such reinsurance recoverables.
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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2009 and December 31, 2008, our capital resources were as follows:

	September 30,	December 31
	2009	2008
	($ in thousands)

Senior debt	$113,979	$123,794
Stockholders’ equity	810,955	689,317

Total capitalization	$924,934	$813,111

Ratio of debt to total capitalization	12.3%	15.2%

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
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any stock repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2008 surplus of Navigators Insurance Company, the approximate remaining maximum amount available at September 30, 2009 for the payment of dividends by Navigators Insurance Company during 2009 without prior regulatory approval was $48.1 million. Navigators Insurance Company declared and paid a $10.0 million dividend to the Parent Company in the first nine months of 2009.
Condensed Parent Company balance sheets as of September 30, 2009 (unaudited) and December 31, 2008 are shown in the table below:

	September 30,	December 31,
	2009	2008
	($ in thousands)

Cash and investments	$58,312	$52,149
Investments in subsidiaries	860,914	751,864
Goodwill and other intangible assets	2,534	2,534
Other assets	7,222	8,769

Total assets	$928,982	$815,316

Accounts payable and other liabilities	$694	$747
Accrued interest payable	3,354	1,458
7% Senior Notes due May 1, 2016	113,979	123,794

Total liabilities	118,027	125,999

Stockholders’ equity	810,955	689,317

Total liabilities and stockholders’ equity	$928,982	$815,316

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
The Company is subject to litigation and arbitration in the normal course of its business. These lawsuits and arbitrations principally involve, directly or indirectly, claims on policies of insurance and contracts of reinsurance and are typical for the Company and for the property and casualty insurance industry in general. Such legal proceedings are considered in connection with the Company’s loss and loss expense reserves. Reserves in varying amounts may or may not be established in respect of particular claims proceedings based on many factors, including the legal merits thereof. The Company believes that the expected ultimate outcome of all outstanding litigation and arbitration will not have a material adverse effect on its consolidated financial condition, operating results and/or liquidity, although an adverse resolution of one or more of these items could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2008 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

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

The Navigators Group, Inc. (Registrant)
Date: November 6, 2009	/s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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