Form 10-K
period 2009-12-31
NAVIGATORS GROUP INC
filed 2010-02-26
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file no. 0-15886
THE NAVIGATORS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3138397 (I.R.S. Employer Identification No.)

6 International Drive, Rye Brook, New York (Address of principal executive offices)	10573 (Zip Code)
Registrant’s telephone number, including area code: (914) 934-8999
Securities registered pursuant to section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $.10 Par Value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2009 was $596,076,000
The number of common shares outstanding as of February 6, 2010 was 16,877,628.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2010 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NOTE ON FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors described in Part I, Item 1A, “Risk Factors” of this report. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our Consolidated Financial Statements and accompanying notes which appear elsewhere in this report. They contain forward-looking statements that involve risks and uncertainties. Please see the above “Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed above and elsewhere in this report.
Part I
Item 1. BUSINESS
Overview
The accompanying Consolidated Financial Statements, consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries, are prepared on the basis of U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods along with related disclosures. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its wholly-owned subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” as used herein are used to mean The Navigators Group, Inc. without its subsidiaries.
We are an international insurance company focusing on specialty products within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance as well as other specialty insurance lines primarily consisting of contractors’ liability and primary and excess liability coverages.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.
We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2009 and 2008 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., and through both Millennium Underwriting Ltd., another wholly-owned subsidiary, and Navigators Corporate Underwriters Ltd. in 2007, which are referred to as corporate names in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. For financial information by segment, see Note 3 to the Consolidated Financial Statements in Item 8 of this report.
During the 2008 second quarter, we closed two small underwriting agencies in Manchester and Basingstoke, England, which did not have a material effect on our financial condition or results of operations.
While management takes into consideration a wide range of factors in planning our business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how we are managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy. Similarly, the ability to grow our operations at Lloyd’s is subject to Lloyd’s capital and operating requirements.
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

Business Lines
Effective in 2009, we reclassified certain business lines which had no effect on the segment classifications of the Insurance Companies and Lloyd’s Operations. Underwriting data for prior periods has been reclassified to reflect these changes.
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

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.
Marine
A summary of our business line divisions and primary products within those divisions, by operating segment, is as follows:

Marine — Insurance Companies	• Marine liability • Bluewater hull • Brownwater hull • Cargo, specie and logistics • Protection & indemnity • Transport • Builders risk • War • Customs bonds

Inland Marine — Insurance Companies	• Transportation • Construction equipment • Builders risk • Jewelry, fine arts & other specialties • Commercial output policy

Marine — Lloyd’s Operations	• Cargo and specie • Marine liability • Bluewater hull • Marine excess-of-loss reinsurance

Within the Insurance Companies’ marine business, there are a number of different product lines. The largest is marine liability, which protects businesses from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. Our U.K. Branch also underwrites primary marine protection and indemnity (“P&I”) business, which complements our marine liability business, which is generally written above the primary layer on an excess basis. In addition, we began to insure customs bonds in 2005. In 2006, we announced the establishment of an Inland Marine division of Navigators Insurance Company focusing on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, fine arts, computer equipment and motor truck cargo.
Navigators Management Company, Inc., a wholly-owned underwriting agent, writes marine business for Navigators Insurance Company from offices located in major insurance or port locations in Chicago, Houston, London, Miami, New York, San Francisco and Seattle. Navigators Management UK Ltd., another wholly-owned underwriting agent, writes marine business in London for the UK Branch.
Prior to the 2006 underwriting year, Navigators Insurance Company obtained marine business through participation with other unaffiliated insurers in a marine insurance pool managed by our wholly-owned insurance agency subsidiaries. Commencing with the 2006 underwriting year, the marine insurance pool was eliminated and, therefore, all of the marine business generated by our underwriting agencies was exclusively for Navigators Insurance Company.
The largest product line within our Lloyd’s Operations marine business is currently cargo. Other significant product lines include marine liability, specie, bluewater hull, and assumed reinsurance of other marine insurers on an excess-of-loss basis.
Property Casualty
A summary of our business line divisions and primary products within those divisions, by operating segment, is as follows. All of the Insurance Companies’ business line divisions are divisions of Navigators Management Company, Inc.:

Navigators Property and Casualty (NAV PAC) — Insurance Companies	• Multi-Peril • Commercial automotive • Liability • Property • Umbrella • Inland marine • Crime insurance

Primary Casualty — Insurance Companies	• Construction liability • Construction wrap-up • Primary casualty • Environmental liability • Life sciences liability

Excess Casualty — Insurance Companies	• Excess casualty • Commercial umbrella

Navigators Technical Risk (NavTech) — Insurance Companies	• Offshore energy • Onshore energy • Operational engineering • Construction

Casualty — Lloyd’s Operations	• Bloodstock • U.S. Casualty written through Lloyd’s

Navigators Technical Risk (NavTech) — Lloyd’s Operations	• Offshore energy • Onshore energy • Engineering and construction

NAV PAC writes commercial multi-peril and commercial automobile insurance business for niche sectors such as adaptive driving firms, well drillers and armored cars. Our commercial multi-peril products include general liability and a small amount of property insurance. We do not underwrite workers compensation coverage. NAV PAC generally avoids writing property risks in areas with high exposure to earthquake or windstorm losses, such as California and Florida.
The Primary Casualty division primarily writes general liability insurance focusing on small general and artisan contractors and other targeted commercial risks. We have developed underwriting and claims expertise that we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverages provided to larger contractors who work on condominiums, cooperative developments and other large housing developments. Consistent with our approach of emphasizing underwriting profit over market share, we direct our capacity to small to medium-size general contractors as well as artisan contractors. Commencing in 2005, we expanded our product line in this area by writing a limited number of construction wrap-up policies that are general liability policies for owners and developers of residential construction projects. In 2008, the Primary Casualty division diversified its industry focus and product capability to include products liability insurance to life sciences firms as well as environmental coverages, including liability insurance for contractors and environmental consultants and site pollution coverage.
The Excess Casualty division provides commercial umbrella and excess casualty insurance coverage. Areas of specialty include manufacturing and wholesale distribution, commercial construction, residential construction, construction project and wrap-up covers, business services, hospitality and real estate and niche programs.
In 2009, we reorganized our offshore energy, onshore energy, engineering and construction businesses under our NavTech division, which primarily underwrites through our Lloyd’s Operations. Our engineering and construction business consists of coverage for construction projects including damage to machinery and equipment and loss of use due to delays. Our onshore and offshore energy insurance principally focuses on the oil and gas, chemical and petrochemical industries, with coverages primarily for property damage and business interruption.
The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued during the 2008 second quarter, which did not have any significant effect on our financial condition or results of operations.

Professional Liability
A summary of our business line divisions and products within those divisions, by operating segment, is as follows:

Navigators Professional Liability (Navigators Pro) — Insurance Companies
•     Accountants professional liability
•     Directors & officers liability
•     Employment practice liability
•     Lawyers professional liability
•     Insurance agent errors & omissions
•     Miscellaneous professional liability

Navigators Professional Liability (Navigators Pro) — Lloyd’s Operations	• Directors & officers liability • Lawyers professional liability
Navigators Pro, a division of one of our wholly-owned insurance agencies, writes professional liability insurance. Our principal product in this division is directors and officers liability insurance, which we offer for both privately held and publicly traded corporations listed on national exchanges. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability insurance clients.
Navigators Pro writes employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers’ professional liability is small law firms. Our U.K. Branch began writing professional liability coverages for U.K. solicitors in October 2004 and exited this business in 2007. In 2005, we commenced writing professional liability coverages for architects and engineers in our Insurance Companies and international directors and officers liability business in our Lloyd’s Operations.
In September 2008, Syndicate 1221 began to underwrite professional and general liability insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd.
In October 2009, we opened an underwriting office in Copenhagen, Denmark to write professional and management liability business.
Ratings
Our ability to underwrite business is dependent upon the financial strength of the Insurance Companies and Lloyd’s. Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are one of the important factors that establish our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of the company. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities. We could be adversely impacted by a downgrade in the Insurance Companies’ or Lloyd’s financial strength ratings, including a possible reduction in demand for our products, higher borrowing costs and our ability to access the capital markets.

For the Insurance Companies, Navigators Insurance Company and Navigators Specialty Insurance Company utilize the financial strength ratings from A.M. Best Company (“A.M. Best”) and Standard and Poor’s Rating Services (“S&P”) for underwriting purposes. Navigators Insurance Company and Navigators Specialty Insurance Company are both rated “A” (Excellent — stable outlook) by A.M. Best and “A” (Strong — stable outlook) by S&P. Syndicate 1221 utilizes the ratings from A.M. Best and S&P for underwriting purposes which apply to all Lloyd’s syndicates. Lloyd’s is rated “A” (Excellent — stable outlook) by A.M. Best and A+ (Strong — stable outlook) by S&P.
Debt ratings apply to short-term and long-term debt as well as preferred stock. These ratings are assessments of the likelihood that we will make timely payments of the principal and interest for our senior debt. It is possible that, in the future, one or more of the rating agencies may reduce our existing debt ratings. If one or more of our debt ratings were downgraded, we could incur higher borrowing costs and our ability to access the capital markets could be impacted.
We utilize the senior debt ratings from S&P. Our senior debt is rated BBB (Adequate — stable outlook) by S&P.
Loss Reserves
We maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. Loss reserves consist of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported losses (“IBNR”). Case reserves are established when notice of a claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information and in part on the basis of industry experience. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses (“LAE”) is dependent upon the receipt of information from insureds, brokers and agents.
Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to us. Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business refers to claims that are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. Our long tail business includes our marine liability, casualty and professional liability insurance products. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary from the original estimate. See the Casualty and Professional Liability section below for additional information.

Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Based on this review, we make a best estimate of our ultimate liability. We do not establish a range of loss estimates around the best estimate we use to establish our reserves and loss adjustment expenses. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s earnings. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.
Another factor related to reserve development is that we record those premiums which are reported to us through the end of each calendar year and accrue estimates for premiums and loss reserves where there is a time lag between when the policy is bound and the recording of the policy. A substantial portion of the estimated premium is from international business where there can be significant time lags. To the extent that the actual premium varies from estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current earnings.
As part of our risk management process, we purchase reinsurance to limit our liability on individual risks and to protect against catastrophic loss. We purchase both quota share reinsurance and excess-of-loss reinsurance. Quota share reinsurance is often utilized on the lower layers of risk and excess-of-loss reinsurance is used above the quota share reinsurance to limit our net retention per risk. Net retention represents the risk that we keep for our own account. Once our initial reserve is established and our net retention is exceeded, any adverse development will directly affect the gross loss reserve, but would generally have no impact on our net retained loss unless the aggregate limits available under the impacted excess-of-loss reinsurance treaty are exhausted. Generally, our limits of exposure are known with greater certainty when estimating our net loss versus our gross loss. This situation tends to create greater volatility in the deficiencies and redundancies of the gross reserves as compared to the net reserves.

The following table presents an analysis of losses and loss adjustment expenses for each of the last three calendar years:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Net reserves for losses and LAE at beginning of year	$999,871	$847,303	$696,116

Provision for losses and LAE for claims occurring in the current year	444,939	443,877	387,601
Decrease in estimated losses and LAE for claims occurring in prior years	(8,941)	(50,746)	(47,009)

Incurred losses and LAE	435,998	393,131	340,592

Losses and LAE paid for claims occurring during:
Current year	(59,412)	(60,104)	(46,467)
Prior years	(263,523)	(180,459)	(142,938)

Losses and LAE payments	(322,935)	(240,563)	(189,405)

Net reserves for losses and LAE at end of year	1,112,934	999,871	847,303

Reinsurance recoverables on unpaid losses and LAE	807,352	853,793	801,461

Gross reserves for losses and LAE at end of year	$1,920,286	$1,853,664	$1,648,764

The following table presents the development of the loss and LAE reserves for 1999 through 2009. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.
The table allocates losses and loss adjustment expenses reported and recorded in subsequent years to all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2000 and was not reported until 2002, the amount of such loss will appear as a deficiency in both 2000 and 2001. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

The favorable or adverse development on our gross reserves has mostly been ceded to our excess-of-loss reinsurance treaties. As a result of these reinsurance arrangements, while our gross losses and related reserve deficiencies and redundancies are very sensitive to favorable or adverse developments such as those described above, our net losses and related reserve deficiencies and redundancies tend to be less sensitive to such developments.
Our gross loss reserves include estimated losses related to the 2005 Hurricanes Katrina and Rita and the 2008 Hurricanes Ike and Gustav and were in total approximately 6.6% of the total December 31, 2009 gross loss reserves and 11.1% of the total December 31, 2008 gross loss reserves. In addition, our gross loss reserves include estimated losses related to our historic asbestos exposure and were approximately 1.2% of the total December 31, 2009 and December 31, 2008 gross loss reserves, respectively. When recording these losses, we assess our reinsurance coverage, potential reinsurance recoverable, and the recoverability of those balances.
Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom we are currently doing reinsurance business and whose credit we continue to assess in the normal course of business. See “Management’s Discussion of Financial Condition and Results of Operations — Results of Operations — Operating Expenses — Net Losses and Loss Adjustment Expenses Incurred” and Note 5 — Loss Reserves for Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Hurricanes Katrina, Rita, Ike and Gustav and our asbestos exposure.

	Year Ended December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	($ in thousands)

Net reserves for losses and LAE	$170,530	$174,883	$202,759	$264,647	$374,171	$463,788	$578,976	$696,116	$847,303	$999,871	$1,112,934
Reserves for losses and LAE re-estimated as of:
One year later	165,536	180,268	209,797	323,282	370,335	460,007	561,762	649,107	796,557	990,930
Two years later	160,096	183,344	266,459	328,683	360,964	457,769	523,541	589,044	776,844
Three years later	156,322	232,530	266,097	321,213	377,229	432,988	481,532	555,448
Four years later	194,924	227,554	256,236	334,991	362,227	401,380	461,563
Five years later	190,830	218,982	264,431	325,249	343,182	391,766
Six years later	185,075	225,031	260,264	314,332	333,857
Seven years later	188,055	221,541	257,852	305,051
Eight years later	187,422	220,045	250,021
Nine years later	186,581	213,198
Ten years later	180,431
Net cumulative redundancy (deficiency)	(9,901)	(38,315)	(47,262)	(40,404)	40,314	72,022	117,413	140,668	70,458	8,941

Net cumulative paid as of:
One year later	43,301	53,646	64,785	84,385	80,034	96,981	133,337	142,938	180,459	263,523
Two years later	71,535	91,352	112,746	133,911	140,644	180,121	219,125	233,211	322,892
Three years later	88,570	114,449	138,086	170,236	195,961	238,673	264,663	300,328
Four years later	101,667	127,961	159,042	208,266	223,847	262,425	302,273
Five years later	108,146	141,384	185,037	226,798	239,355	283,538
Six years later	116,752	159,389	196,098	234,284	251,006
Seven years later	131,579	171,768	198,760	241,083
Eight years later	142,709	171,744	203,370
Nine years later	142,101	176,876
Ten years later	146,798
Gross liability-end of year	391,094	357,674	401,177	489,642	724,612	966,117	1,557,991	1,607,555	1,648,764	1,853,664	1,920,286
Reinsurance recoverable	220,564	182,791	198,418	224,995	350,441	502,329	979,015	911,439	801,461	853,793	807,352

Net liability-end of year	170,530	174,883	202,759	264,647	374,171	463,788	578,976	696,116	847,303	999,871	1,112,934

Gross re-estimated latest	429,719	463,960	529,707	639,674	698,021	862,260	1,367,835	1,388,088	1,544,672	1,851,667
Re-estimated recoverable latest	249,289	250,763	279,685	334,623	364,164	470,493	906,272	832,640	767,828	860,737

Net re-estimated latest	180,431	213,198	250,021	305,051	333,857	391,766	461,563	555,448	776,844	990,930

Gross cumulative redundancy (deficiency)	(38,625)	(106,286)	(128,530)	(150,032)	26,591	103,857	190,156	219,467	104,092	1,997

The following tables identify the approximate gross and net cumulative redundancy (deficiency) at each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:
Gross Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year	Grand	Excluding			All	Lloyd’s
Ended	Total	Asbestos	Total	Asbestos	Other (1)	Operations
	($ in thousands)

2008	$1,997	$2,926	$(16,517)	$(929)	$(15,588)	$18,514
2007	104,092	105,817	57,512	(1,725)	59,237	46,580
2006	219,467	220,412	131,443	(945)	132,388	88,024
2005	190,156	191,347	97,758	(1,191)	98,949	92,398
2004	103,857	87,639	84,639	16,218	68,421	19,218
2003	26,591	11,556	20,128	15,035	5,093	6,463
2002	(150,032)	(87,230)	(144,804)	(62,802)	(82,002)	(5,228)
2001	(128,530)	(65,371)	(117,136)	(63,159)	(53,977)	(11,394)
2000	(106,286)	(42,879)	(77,340)	(63,407)	(13,933)	(28,946)
1999	(38,625)	24,893	(21,912)	(63,518)	41,606	(16,713)
Net Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year	Grand	Excluding			All	Lloyd’s
Ended	Total	Asbestos	Total	Asbestos	Other (1)	Operations
	($ in thousands)

2008	$8,941	$8,916	$3,079	$25	$3,054	$5,862
2007	70,458	70,696	54,475	(238)	54,713	15,983
2006	140,668	142,685	104,831	(2,017)	106,848	35,837
2005	117,413	119,659	85,408	(2,246)	87,654	32,005
2004	72,022	74,797	51,083	(2,775)	53,858	20,939
2003	40,314	43,494	19,279	(3,180)	22,459	21,035
2002	(40,404)	(5,544)	(51,720)	(34,860)	(16,860)	11,316
2001	(47,262)	(12,254)	(47,261)	(35,008)	(12,253)	(1)
2000	(38,315)	(3,213)	(28,001)	(35,102)	7,101	(10,314)
1999	(9,901)	25,306	(6,730)	(35,207)	28,477	(3,171)

(1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

Casualty and Professional Liability. Substantially all of our casualty business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to construction defect claims. Reserves and claim frequency on this business may be impacted by legislation implemented in California, which generally provides consumers who experience construction defects a method other than litigation to obtain construction defect repairs. The law, which became effective July 1, 2002 with a sunset provision effective January 1, 2011, provides for an alternative dispute resolution system that attempts to involve all parties to the claim at an early stage. This legislation may impact claim severity, frequency and length of settlement assumptions underlying our reserves. Accordingly, our ultimate liability may exceed or be less than current estimates due to this variable, among others.
The professional liability business generates third party claims, which also are longer tail in nature. The professional liability policies mainly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. The substantial majority of our claims-made policies provide coverage for one year periods. We have also issued a limited number of multi-year claims-made professional liability policies known as “tail coverage” that provide for insurance protection for wrongful acts prior to the run-off date. Such multi-year policies provide insurance protection for several years.
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
Additional information regarding our loss and loss adjustment expenses incurred and loss reserves can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Expenses — Net Losses and Loss Adjustment Expenses Incurred” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein.
Catastrophe Risk Management
We have exposure to losses caused by hurricanes and other natural and man-made catastrophic events. The frequency and severity of catastrophes are unpredictable.
The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and attempt to manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the nature of catastrophes. The occurrence of one or more severe catastrophic events could have a material adverse effect on our results of operations, financial condition and/or liquidity.
We have significant natural catastrophe exposures throughout the world. Historically our largest natural catastrophe exposure emanated from offshore energy platforms exposed to hurricanes in the Gulf of Mexico. In 2009 we reduced our exposure to that peril. The majority of the offshore energy policies that have historically exposed us to this peril renew in the second and third quarters of the year. During the third quarter of 2009, we found the available market pricing and policy terms to be unacceptable in most cases and, therefore, offered coverage for the peril of windstorm in the Gulf of Mexico on only a very small number of risks. Accordingly, our current exposure to hurricanes in the Gulf of Mexico is materially less than what it was one year ago, and it therefore no longer represents our largest natural catastrophe exposure.

We estimate that our largest exposure to loss from a single natural catastrophe event now comes from an earthquake on the west coast of the United States. As of January 1, 2010, we estimate that our probable maximum pre-tax gross and net loss exposure for an earthquake event centered at San Francisco, California would be approximately $127 million and $27 million, respectively, including the cost of reinsurance reinstatement premiums.
Like all catastrophe exposure estimates, the foregoing estimate of our probable maximum loss is inherently uncertain. This estimate is highly dependent upon numerous assumptions and subjective underwriting judgments. Examples of significant assumptions and judgments related to such an estimate include the intensity, depth and location of the earthquake, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. The composition of our portfolio also makes such estimates challenging due to the non-static nature of the exposures covered under our policies in lines of business such as cargo and hull. There can be no assurances that the gross and net loss amounts that we could incur in such an event or in any natural catastrophe event would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate. Moreover, our portfolio of insured risks changes dynamically over time and there can be no assurance that our probable maximum loss will not change materially over time.
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
Hurricanes Gustav, Ike, Katrina and Rita
Hurricanes Gustav and Ike (the “2008 Hurricanes”) which occurred in the 2008 third quarter and Hurricanes Katrina and Rita (the “2005 Hurricanes”) which occurred in the 2005 third quarter generated substantial losses in our marine and energy lines of business, due principally to offshore energy losses. There were no significant hurricane losses in 2009, 2007 or 2006 that impacted our marine and energy lines of business.
We monitor the development of paid and reported claims activities in relation to the estimate of ultimate losses established for the 2008 Hurricanes and the 2005 Hurricanes. Management believes that should any adverse loss development for gross claims occur from the 2008 Hurricanes or the 2005 Hurricanes, it would be contained within our reinsurance program. Our actual losses from such hurricanes may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purposes of our estimates, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from the 2008 Hurricanes or the 2005 Hurricanes are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

See “Management’s Discussion of Financial Condition and Results of Operations — Results of Operations and Overview — Operating Expenses — Net Losses and Loss Adjustment Expenses Incurred” and Note 5 — Loss Reserves for Losses and Loss Adjustment Expenses in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Hurricanes Katrina, Rita, Ike and Gustav.
Reinsurance Recoverables
We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses and to stabilize loss ratios and underwriting results. We are protected by various treaty and facultative reinsurance agreements. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. Losses we incurred due to Hurricanes Katrina and Rita in 2005 and Hurricanes Gustav and Ike in 2008 significantly increased our reinsurance recoverables, resulting in an increase to our credit risk exposure to our reinsurers.
We have established a reserve for uncollectible reinsurance in the amount of $13.8 million, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings.
Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance is placed, our standards of acceptability generally require that a reinsurer must have a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which is included within our Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.
The credit quality distribution of the Company’s reinsurance recoverables of $1.05 billion at December 31, 2009 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A.M. Best was as follows:

A.M. Best	Rating	Recoverable	Percent
Rating (1)	Description	Amounts	of Total
		($ in millions)
A++, A+	Superior	$436.7	42%
A, A-	Excellent	585.2	56%
B++, B+	Very good	0.8	0	%(2)
NR	Not rated	23.5	2	%(2)

Total		$1,046.2	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)
The Company holds offsetting collateral of approximately 102.1% for B++ and B+ companies and 71.8% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium (constituting 75.6% of our total recoverables) together with the collateral held by us at December 31, 2009, and the reinsurers’ financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held (1)	Rating Agency
	($ in millions)
Swiss Reinsurance America Corporation	$9.0	$97.8	$106.8	$9.2	A	AMB	(2)
Munich Reinsurance America Inc.	26.1	60.3	86.4	16.2	A+	AMB
Transatlantic Reinsurance Company	21.7	49.3	71.0	9.5	A	AMB
White Mountains Reinsurance of America	1.2	68.6	69.8	2.3	A-	AMB
Everest Reinsurance Company	19.9	49.4	69.3	8.5	A+	AMB
General Reinsurance Corporation	1.5	58.3	59.8	1.7	A++	AMB
Munchener Ruckversicherungs-Gesellschaft	4.9	37.0	41.9	10.2	A+	AMB
National Indemnity Company	7.5	29.8	37.3	3.1	A++	AMB
Platinum Underwriters Re	4.2	26.8	31.0	2.6	A	AMB
Berkley Insurance Company	8.1	21.1	29.2	1.5	A+	AMB
Scor Holding (Switzerland) AG	5.9	19.2	25.1	5.9	A-	AMB
Swiss Re International SE	1.3	22.2	23.5	6.2	A	AMB
Partner Reinsurance Europe	5.6	17.6	23.2	8.7	AA-	S&P
Lloyd’s Syndicate #2003	3.6	17.9	21.5	3.4	A	AMB
Partner Reinsurance Company of the U.S.	1.0	19.6	20.6	0.1	A+	AMB
Arch Reinsurance Company	0.7	15.9	16.6	0.1	A	AMB
Hannover Ruckversicherung	1.5	14.8	16.3	2.4	A	AMB
Ace Property and Casualty Insurance Company	3.7	12.1	15.8	1.6	A+	AMB
Allianz Global Corporate & Specialty AG	0.2	14.4	14.6	4.2	A+	AMB
Federal Insurance Co.	0.6	10.7	11.3	1.0	A++	AMB

Top 20 Total	128.2	662.8	791.0	98.4
All Other	34.1	221.1	255.2	80.9

Total	$162.3	$883.9	$1,046.2	$179.3

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best
The largest portion of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. Such regulation requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer.

Approximately $69.7 million and $96.8 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2009 and December 31, 2008, respectively, were due from reinsurers as a result of the losses from the 2008 Hurricanes Gustav and Ike. Approximately $68.5 million and $101.7 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2009 and 2008, respectively, were due from reinsurers as a result of the losses from the 2005 Hurricanes Katrina and Rita. In addition, also included in reinsurance recoverable for paid and unpaid losses were approximately $8.9 million at both December 31, 2009 and 2008 due from reinsurers in connection with our asbestos exposures.
See “Business — Regulation — United States” below for information regarding the Terrorism Risk Insurance Act, the Terrorism Risk Insurance Extension Act and the Terrorism Risk Insurance Program Reauthorization Act.
Investments
The objective of our investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies. Secondarily, we seek to optimize after-tax investment income.
Our investments are managed by outside professional fixed-income and equity portfolio managers. We seek to achieve our investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks.
Our investment guidelines require that the amount of our consolidated fixed-income portfolio rated below “A-” but no lower than “BBB-” by S&P or below “A3” but no lower than “Baa3” by Moody’s Investors Service (“Moody’s”) shall not exceed 10% of our total fixed income and short-term investments. Fixed-income securities rated below “BBB-” by S&P or “Baa3” by Moody’s combined with any other investments not specifically permitted under our investment guidelines, cannot exceed 5% of our consolidated stockholders’ equity. Investments in equity securities that are actively traded on major U.S. stock exchanges cannot exceed 20% of consolidated stockholders’ equity. Finally, our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on our equity portfolio.
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

The Lloyd’s Operations’ investments are subject to the direction and control of the Board of Directors and the Investment and Capital Committee of NUAL, as well as the Parent Company’s Board of Directors and Finance Committee. These investments must comply with the rules and regulations imposed by Lloyd’s and the FSA.
The table set forth below reflects our total investment balances, net investment income earned thereon and the related average yield for the last three calendar years:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Invested Assets and Cash
Insurance Companies	$1,604,354	$1,509,382	$1,421,365
Lloyd’s Operations	388,556	356,184	301,790
Parent Company	63,677	52,149	44,146

Consolidated	$2,056,587	$1,917,715	$1,767,301

Net Investment Income
Insurance Companies	$65,717	$63,544	$58,261
Lloyd’s Operations	9,229	11,655	10,524
Parent Company	566	1,355	1,877

Consolidated	$75,512	$76,554	$70,662

Average Yield (amortized cost basis)
Insurance Companies	4.1%	4.3%	4.5%
Lloyd’s Operations	2.7%	3.4%	3.9%
Parent Company	1.0%	3.1%	4.9%
Consolidated	3.8%	4.1%	4.4%
At December 31, 2009, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated “AAA” by S&P and “Aaa” by Moody’s except for 77 securities approximating $59.9 million. There were no collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s), asset-backed commercial paper or credit default swaps in our investment portfolio. At December 31, 2009 and 2008, all fixed-maturity and equity securities held by us were classified as available-for-sale.
See “Management’s Discussion of Financial Condition and Results of Operations — Investments” and Note 4 — Investments in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding investments.

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
The State of New York Insurance Department is our principal regulatory agency. New York insurance law provides that no corporation or other person may acquire control of us, and thus indirect control of our insurance company subsidiaries, unless it has given notice to our insurance company subsidiaries and obtained prior written approval from the Superintendent of Insurance of the State of New York for such acquisition. Any purchaser of 10% or more of the outstanding shares of our common stock would be presumed to have acquired control of us, unless such presumption is rebutted.
Under New York insurance law, Navigators Insurance Company and Navigators Specialty Insurance Company may only pay dividends out of their statutory earned surplus. Generally, the maximum amount of dividends Navigators Insurance Company and Navigators Specialty Insurance Company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus. For a discussion of our current dividend capacity, see “Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report.
As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and Navigators Specialty Insurance Company were examined for the years 2001 through 2004 by the New York Insurance Department. The New York Insurance Department commenced an examination of the years 2005 through 2009 in January 2010.
Under insolvency or guaranty laws in most states in which Navigators Insurance Company and Navigators Specialty Insurance Company operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. Neither Navigators Insurance Company nor Navigators Specialty Insurance Company was subject to any material assessments under state insolvency or guaranty laws in the last three years.

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2009, the results for both Navigators Insurance Company and Navigators Specialty Insurance Company were within the usual values for all IRIS ratios.
State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2008 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC’s risk-based capital reporting requirements.
In addition to regulations applicable to insurance agents generally, Navigators Management Company, Inc. is subject to managing general agents’ acts in its state of domicile and in certain other jurisdictions where it does business.
In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was intended to ensure the availability of insurance coverage for “acts of terrorism” (as defined) in the United States of America committed by or on behalf of foreign persons or interests. This law established a federal program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future losses resulting from acts of terrorism and requires insurers to offer coverage for acts of terrorism in all commercial property and casualty policies. As a result, we are prohibited from adding certain terrorism exclusions to those policies written by insurers in our group that write business in the U.S. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, was enacted. TRIEA extended TRIA through December 31, 2007 and made several changes in the program, including the elimination of several previously covered lines. The deductible for each insurer was increased to 17.5% and 20% of direct earned premiums in 2006 and 2007, respectively. For losses in excess of an insurer’s deductible, the Insurance Companies will retain an additional 10% and 15% of the excess losses in 2006 and 2007, respectively, with the balance to be covered by the Federal government up to an aggregate cap of insured losses of $25 billion in 2006 and $27.5 billion in 2007. Also, TRIEA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for certified acts occurring on or after January 1, 2007. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted. TRIPRA, among other provisions, extends for seven years the program established under TRIA, as amended. The imposition of these TRIA deductibles could have an adverse effect on our results of operations. Potential future changes to TRIA, including the increases in deductibles and copays and elimination of domestic terrorism coverage proposed by the current administration, could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. As a result of TRIA, we are required to offer coverage for certain terrorism risks that we may normally exclude. Occasionally in our marine business, such coverage falls outside of our normal reinsurance program. In such cases, our only reinsurance would be the protection afforded by TRIA.

Our Lloyd’s Operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed below. The Lloyd’s market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its United States business and is therefore subject to regulation by the New York Insurance Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.
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
United Kingdom
Our United Kingdom subsidiaries and our Lloyd’s Operations are subject to regulation by the FSA, as established by the Financial Services and Markets Act 2000. Our Lloyd’s Operations is also subject to supervision by the Council of Lloyd’s. The FSA has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion.
We participate in the Lloyd’s market through our ownership of NUAL, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2009 and 2008 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., and through both Millennium Underwriting Ltd., another wholly-owned subsidiary, and Navigators Corporate Underwriters Ltd. in 2007, which are referred to as corporate names in the Lloyd’s market. By entering into a membership agreement with Lloyd’s, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. undertake to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. and their respective directors, is subject to the Lloyd’s supervisory regime.
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

Employees
As of December 31, 2009, we had 503 full-time employees of which 408 were located in the United States, 85 in the United Kingdom, 4 in Belgium, 3 in Sweden and 3 in Denmark.
Available Information
This report and all other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. We are an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. Our website address is http://www.navg.com. Through our website at http://www.navg.com/finance/sec_filings.phtml, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The annual report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

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
The financial market experienced significant volatility worldwide from the third quarter of 2008 through 2009. Although the U.S. and foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged.
Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our stock price or investment portfolio. Depending on market conditions, we could incur future additional realized and unrealized losses, which could have a material adverse effect on our results of operations and financial condition. These economic conditions have had an adverse impact on the availability and cost of credit resources generally, which could negatively affect our ability to obtain letters of credit utilized by our Lloyd’s Operations to underwrite business through Lloyd’s.
In addition, the continuing financial market volatility and economic downturn could have a material adverse affect on our insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions U.S. and foreign governments have taken or may take in response to the financial market crisis have impacted certain property and casualty insurance carriers. The U.S. and foreign governments are actively taking steps to implement additional measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the property and casualty insurance industry and its competitive landscape.
Our business is concentrated in marine and energy, specialty liability and professional liability insurance, and if market conditions change adversely, or we experience large losses in these lines, it could have a material adverse effect on our business.
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
The property/casualty insurance business generally, and the marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have permitted attractive premium levels. We have reduced business during periods of severe competition and price declines and grown when pricing allowed an acceptable return. We expect that our business will continue to experience the effects of this cyclicality which, over the course of time, could result in material fluctuations in our premium volume, revenues or expenses.
We may not be successful in developing our new specialty lines which could cause us to experience losses.
Since 2001, we have entered into a number of new specialty lines of business, primarily professional liability, excess casualty, primary casualty, inland marine, middle markets and commercial automobile insurance. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.
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
We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques and judgment at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes, may affect the reserve estimation process. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the insurer. We continually refine reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, we will incur additional charges to earnings.

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

The operations of the marine insurance pool also expose us to reinsurance credit risk from other participants in the marine insurance pool on business written through the 2005 underwriting year. From 1998 through 2005, all business underwritten by the marine insurance pool was written with Navigators Insurance Company as the primary insurer. Navigators Insurance Company then reinsured its exposure in the marine insurance pool to the other participants based on their percentage of participation. From 1983 until 1998, Navigators Insurance Company was the primary insurer for some of the pool business in excess of its participation amount. As a result of these arrangements, we remain primarily liable for claims arising out of those policies written by Navigators Insurance Company on behalf of the marine insurance pool even if one or more of the other participants do not pay the claims they reinsured, which could have a material adverse effect on our business. The marine insurance pool was eliminated beginning with the 2006 underwriting year.
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
Our fixed income portfolio is invested in high quality, investment-grade securities. However, we are permitted to invest up to 5% of our book value in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income, capital and cash flows.
We invest a portion of our portfolio in common stock or preferred stocks. The value of these assets fluctuates with the equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows.
The functional currencies of the Company’s principal insurance and reinsurance subsidiaries are the U.S. dollar, U.K. pound and the Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Certain of our subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

Despite our mitigation efforts, an increase in interest rates could have a material adverse effect on our book value.
Capital may not be available in the future, or available on unfavorable terms.
The capital needs of our business are dependent on several factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. If our current capital becomes insufficient for our future plans, we may need to raise additional capital through the issuance of stock or debt. Otherwise, in the case of insufficient capital, we may need to limit our growth. The terms of an equity or debt offering could be unfavorable, for example, causing dilution to our current shareholders or such securities may have rights, preferences and privileges that are senior to our existing securities. If we were in a situation of having inadequate capital and if we were not able to obtain additional capital, our business, results of operations and financial condition could be adversely affected.
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
We believe that in the event that Lloyd’s rating is downgraded, the downgrade could have a material adverse effect on our ability to underwrite business through our Lloyd’s Operations and therefore on our financial condition or results of operations.
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
In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. See “Business — Regulation — United States” included herein for a discussion of the TRIA, TRIEA and TRIPRA legislation.

The inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.
The Parent Company is a holding company and relies primarily on dividends from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and corporate expenses. The ability of our insurance subsidiaries to pay dividends to the Parent Company in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. For a discussion of our insurance subsidiaries’ current dividend-paying ability, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, included herein. The Parent Company and our underwriting subsidiaries are subject to regulation by some states as an insurance holding company. Such regulation generally provides that transactions between companies within our consolidated group must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within our consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities. Our underwriting subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds. These regulations may affect our subsidiaries’ ability to provide us with dividends.
Catastrophe losses could materially reduce our profitability.
We are exposed to claims arising out of catastrophes, particularly in our marine insurance line of business and our NavTech business. We have experienced, and will experience in the future, catastrophe losses which may materially reduce our profitability or harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as the World Trade Center attack. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.
The market price of Navigators common stock may be volatile.
There has been significant volatility in the market for equity securities. The price of Navigators common stock may not remain at or exceed current levels. In addition to the other risk factors detailed herein, the following factors may have an adverse impact on the market price of Navigators common stock:
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 2. PROPERTIES
Our executive and administrative office is located at 6 International Drive in Rye Brook, NY. Our lease for this space expires in February 2014. Our underwriting operations are in various locations with non-cancelable operating leases including Charlotte, NC, Chicago, IL, Coral Gables, FL, Corona, CA, Houston, TX, Irvine, CA, New York City, NY, Philadelphia, PA, Pittsburgh, PA, San Francisco, CA, Schaumburg, IL, Seattle, WA, London, England, Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark.
Item 3. LEGAL PROCEEDINGS
We are working with various state insurance regulators on a matter involving administrative fees charged by a program administrator on certain personal umbrella insurance policies underwritten by Navigators Insurance Company that were outside of Navigators Insurance Company’s filed rates and forms. Following discovery of the issue, Navigators Insurance Company approached regulators in the affected states to resolve these matters, and is currently making refunds to policyholders for policy fees collected from the time of discovery of the issue that did not comply with Navigators’ filed rates. In addition, Navigators Insurance Company has terminated its relationship with the program administrator effective August 1, 2009 and has ensured that fees will not be collected on any policies going forward unless such fees are permitted by each state in which they are charged. Other operating expenses for the second quarter 2009 include a $1.3 million charge related to this matter. Navigators Insurance Company may be subject to additional fines, refund obligations and other exposure with respect to the past fees charged. We cannot at this time reasonably estimate the additional cost of resolving this matter. However, we do not expect that it will have a material adverse effect on our financial condition or results of operations.
Our subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance businesses, including claims asserting extra contractual obligations in connection with the underwriting of policies and handling of claims. Our estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and we do not believe that the ultimate outcome of such matters will have a material adverse effect on our financial condition or results of operations.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

Part II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.
The high, low and closing trade prices for the four quarters of 2009 and 2008 were as follows:

	2009			2008
	High	Low	Close	High	Low	Close

First Quarter	$57.58	$45.30	$47.18	$65.01	$50.91	$54.40
Second Quarter	$49.75	$42.80	$44.43	$56.99	$47.23	$54.05
Third Quarter	$56.29	$43.59	$55.00	$66.74	$43.46	$58.00
Fourth Quarter	$57.64	$45.83	$47.11	$60.50	$39.29	$54.91
Information provided to us by our transfer agent and proxy solicitor indicates that there are approximately 321 holders of record and 4,142 beneficial holders of our common stock.

Five Year Stock Performance Graph
The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, which were prepared with the aid of S&P, reflects the cumulative return on the Company’s common stock, the S&P 500 Index and the Insurance Index assuming an original investment in each of $100 on December 31, 2004 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2004 are measured as a change from this Base Period.
The comparison of five year cumulative returns among the Company, the companies listed in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property & Casualty Insurance Index (the “Insurance Index”) is as follows:

	Base	Cumulative Indexed Returns
	Period	Years Ending December 31,
Company / Index	2004	2005	2006	2007	2008	2009

The Navigators Group, Inc.	100	144.84	160.01	215.88	182.36	156.45
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Property & Casualty Insurance	100	115.11	129.93	111.79	78.91	88.55

The following Annual Return Percentage table reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage
	Years Ending December 31,
Company / Index	2005	2006	2007	2008	2009

The Navigators Group, Inc.	44.84	10.48	34.91	-15.52	-14.21
S&P 500 Index	4.91	15.79	5.49	-37.00	26.46
S&P 500 Property & Casualty Insurance	15.11	12.87	-13.96	-29.41	12.21
Dividends
We have not paid or declared any cash dividends on our common stock. While there presently is no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors and the amounts of such dividends will be dependent upon, among other factors, our results of operations and cash flow, financial condition and business needs, restrictive covenants under our credit facility, the capital and surplus requirements of our subsidiaries and applicable government regulations.
Recent Sales of Unregistered Securities
None
Use of Proceeds from Public Offering of Debt Securities
None
Purchases of Equity Securities by the Issuer
In November 2009, the Company’s Board of Directors adopted a stock repurchase program for up to $35 million of our common stock through December 31, 2010. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. Through December 31, 2009, we purchased 141,576 shares of our common stock at an aggregate cost of $6.8 million. From January 1, 2010 through February 22, 2010, the Parent Company purchased an additional 300,000 shares of its common stock in the open market at an aggregate cost of $13.0 million.
In October 2007, the Company’s Board of Directors adopted a stock repurchase program for up to $30 million of the Company’s common stock. Purchases were made from time to time at prevailing prices in open market or privately negotiated transactions through the expiration of the program on December 31, 2008. The timing and amount of purchases under the program were dependent on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. In total, we purchased 224,754 shares of our common stock at an aggregate cost of $11.5 million.

The following table summarizes the Parent Company’s purchases of its common stock during 2008 and 2009:

			Number of
			Shares	Dollar Value
	Total		Purchased	of Shares that
	Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
	Purchased	Per Share	Program	the Program (1)
	($ in thousands, except per share)

January 2008	—	—	—	$30,000
February 2008	30,202	$54.66	30,202	$28,349
March 2008	105,824	$53.58	105,824	$22,679

Subtotal first quarter	136,026	$53.82	136,026

April 2008	50,000	$49.90	50,000	$20,184
May 2008	—	—	—	$20,184
June 2008	—	—	—	$20,184

Subtotal second quarter	50,000	$49.90	50,000

July 2008	38,728	$44.51	38,728	$18,460
August 2008	—	—	—
September 2008	—	—	—

Subtotal third quarter	38,728	$44.51	38,728

Total December 31, 2008	224,754	$51.34	224,754	$—

(1)	Balance as of the end of the month indicated. The stock repurchase program adopted in October 2007 for up to $30 million expired on December 31, 2008.

			Number of
			Shares	Dollar Value
	Total		Purchased	of Shares that
	Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
	Purchased	Per Share	Program	the Program (1)
	($ in thousands, except per share)

October 2009	—	—	—	$35,000
November 2009	29,021	$47.30	29,021	$33,627
December 2009	112,555	$47.83	112,555	$28,243

Subtotal fourth quarter	141,576	$47.72	141,576

Total December 31, 2009	141,576	$47.72	141,576

(1)	Balance as of the end of the month indicated.

Item 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data including consolidated financial information of the Company for each of the last five calendar years, derived from the Company’s audited Consolidated Financial Statements. You should read the table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, included herein.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	($ in thousands, except per share data)
Operating Information:
Gross written premiums	$1,044,918	$1,084,922	$1,070,707	$970,790	$779,579
Net written premiums	701,255	661,615	645,796	520,807	380,659
Net earned premiums	683,363	643,976	601,977	468,323	338,551
Net investment income	75,512	76,554	70,662	56,895	37,069
Net realized gains (losses) (1)	(2,660)	(38,299)	2,006	(1,026)	1,238
Total revenues	762,880	683,666	676,659	526,594	385,219
Income before income taxes	86,848	68,731	139,182	106,617	33,754
Net income	63,158	51,692	95,620	72,563	23,564
Net income per share:
Basic	$3.73	$3.08	$5.69	$4.34	$1.74
Diluted	$3.65	$3.04	$5.62	$4.30	$1.73
Average common shares outstanding (000s):
Basic	16,935	16,802	16,812	16,722	13,528
Diluted	17,322	16,992	17,005	16,856	13,657
Combined loss & expense ratio (2):
Loss ratio	63.8%	61.0%	56.6%	57.7%	69.6%
Expense ratio	33.4%	32.8%	30.9%	30.1%	31.7%

Total	97.2%	93.8%	87.5%	87.8%	101.3%

Balance sheet information (at end of year):
Total investments and cash	$2,056,587	$1,917,715	$1,767,301	$1,475,910	$1,182,236
Total assets	3,453,994	3,349,580	3,143,771	2,956,686	2,583,249
Gross losses and LAE reserves	1,920,286	1,853,664	1,648,764	1,607,555	1,557,991
Net losses and LAE reserves	1,112,934	999,871	847,303	696,116	578,976
Senior notes	114,010	123,794	123,673	123,560	—
Stockholders’ equity	801,519	689,317	662,106	551,343	470,238
Common shares outstanding (000s)	16,846	16,856	16,873	16,736	16,617
Book value per share (3)	$47.58	$40.89	$39.24	$32.94	$28.30
Statutory surplus of Navigators Insurance Company	$645,820	$581,166	$578,668	$524,188	$356,484

(1)	Includes Net other-than-temporary impairment losses recognized in earnings.

(2)	Calculated based on earned premiums.

(3)	Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

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
Overview
We are an international insurance company focusing on specialty products within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors’ liability and primary and excess casualty coverages.
Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.
We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2009 and 2008 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., and through both Millennium Underwriting Ltd., another wholly-owned subsidiary, and Navigators Corporate Underwriters Ltd. in 2007, which are referred to as corporate names in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.
Effective in 2009, we reclassified certain business lines within our segments, which had no effect on the segment classifications of the Insurance Companies and Lloyd’s Operations. Underwriting data for prior periods has been reclassified to reflect these changes.
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

While management takes into consideration a wide range of factors in planning our business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how we are managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy.
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
Our total gross written premiums declined 4% in 2009 primarily due to several factors:
•	Our construction liability lines decreased 39% due to both a decline in demand resulting from current economic conditions as well as increased competition due to new entrants into the market.
•	A 24% decline in our offshore energy lines primarily resulting from a planned reduction in our Gulf of Mexico exposure as market pricing and terms did not meet our underwriting standards.
Partially offsetting these factors were:
•	A 39% increase in our D&O insurance lines due to continued expansion of this business.
•
Improved pricing conditions across the majority of our lines of business, resulting in an overall 4% increase in average renewal rates. Pricing conditions have stabilized after experiencing declines across all of our lines in 2008 and were driven by a flight to quality after the market turmoil at the end of 2008.

In 2009, we decreased our use of quota share reinsurance and expanded our use of excess-of-loss reinsurance. This change in the mix of our reinsurance resulted in an increase in our retention in 2009, which translated into higher net written premiums and net earned premiums in 2009 compared to 2008.
Our net investment income declined 1% in 2009. Our pre-tax average investment yield declined to 3.8% from 4.1% in 2008 resulting from lower short-term yields. Our total investment portfolio continued to increase in 2009 and had exceeded $2 billion at the end of 2009. We experienced significantly lower investment impairments in our portfolio in 2009 as the financial markets experienced a period of stability compared to the second half of 2008.

Our overall loss ratio of 63.8% for 2009 increased compared to 2008 due primarily to a $42 million decline in net prior year savings. Although we continued to realize prior year savings in our contractors liability lines, we experienced unfavorable prior year development in our D&O and lawyers lines relating to unfavorable development in the 2006 and 2005 through 2008 underwriting years, respectively. Additional unfavorable prior year development in our Insurance Company marine liability lines resulted in a 2009 underwriting loss in both the Marine and Professional Liability divisions within the Insurance Companies segment.
The discussions that follow include tables that contain both our consolidated and segment operating results for the last three calendar years. In presenting our financial results, we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and commission income and other income (expense) by net earned premium. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
For additional information regarding our business, see “Business—Overview”, included herein.
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
Our most critical accounting policies involve the reporting of the reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results.
Reserves for Losses and Loss Adjustment Expenses
Reserves for losses and loss adjustment expenses represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.
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

Our actuaries generally calculate the IBNR loss reserves for each line of business by underwriting year for major products principally using two standard actuarial methodologies which are projection or extrapolation techniques: the loss ratio method and the Bornheutter-Ferguson method. The loss ratio method is used to calculate the IBNR for the two most current underwriting years while the Bornheutter-Ferguson method is used to calculate the IBNR for all prior underwriting years, except as otherwise described below. Such methodologies are supplemented in most instances by the loss development method and the frequency/severity method which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments under the loss ratio method and the Bornheutter-Ferguson method. In utilizing these methodologies, each of which is generally applicable to both long tail and short tail lines of business and all of which are described below, to develop our IBNR loss reserves, a key objective of our actuaries is to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them so that the future can be projected more reliably. This process requires the substantial use of informed judgment and is inherently uncertain.
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
Marine: Generally, two key assumptions are used by our actuaries in setting IBNR loss reserves for major products in this line of business. The first assumption is that our historical experience regarding paid and reported losses for each product where we have sufficient history can be relied on to predict future loss activity. The second assumption is that our underwriters’ assessments as to potential loss exposures are reliable indicators of the level of our expected loss activity. The specific loss reserves for marine are then analyzed separately by product based on such assumptions, except where noted below, with the major products including marine liability, cargo, P&I, transport and bluewater hull.
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

Property Casualty: The reserves for property and casualty are established separately by product with the major product being contractors’ liability insurance. Other products include offshore energy, commercial middle markets, primary casualty and excess casualty. Our actuaries generally utilize two key assumptions in this line of business: first, that our historical loss development patterns are reasonable predictors of future loss patterns and second, that our claims personnel’s assessment of our claims exposures and our underwriters’ assessment of our expected losses are reliable indicators of our loss exposure. However, this line of business includes a number of newer products where there is insufficient Company historical experience to project loss reserves and/or loss development is sparse or erratic, which makes extrapolation techniques for those products extremely difficult to apply, and in those circumstances we typically rely more on industry data and our underwriters’ input in setting assumptions for our IBNR loss reserves as opposed to historical loss development patterns. In addition, as discussed in more detail below with respect to construction defect reserves, our actuaries may take other market trends or events into account in setting IBNR loss reserves.
The substantial majority of the property and casualty loss reserves are for the contractors’ liability business, which insures mostly general and artisan contractors. Contractor liability claims are categorized into two claim types: construction defect and other general liability. Other general liability claims typically derive from workplace accidents or from negligence alleged by third parties, and take a long time to report and settle. Construction defect claims involve the discovery of damage to buildings that was caused by latent construction defects. These claims take a very long time to report and to settle compared to other general liability claims. Since construction defect claims report much later than other contractor liability claims, they are analyzed separately in the annual loss reserve study.
We have extensive history in the contractors’ liability business upon which to perform actuarial analyses and we use the key assumption noted above relating to our own historical experience as a reliable indicator of the future for this product. However, there is inherent uncertainty in the loss reserve estimation process for this line of business given both the long-tail nature of the liability claims and the continuing underwriting and coverage changes, claims handling and reserve changes, and legislative changes that have occurred over a several year period. Such factors are judgmentally taken into account in this line of business in specific periods. The underwriting and coverage changes include the migration to a non-admitted business from admitted business in 2003, which allowed us to exclude certain exposures previously permitted (for example, exposure to construction work performed prior to the policy inception), withdrawals from certain contractor classes previously underwritten and expansion into new states beginning in 2005. Claims changes include bringing the claim handling in-house in 1999 and changes in case reserving practices in 2003 and 2006. A California legislative change with respect to reserves and claim frequency for construction defect repairs, became effective July 1, 2002 with a sunset provision effective January 1, 2011. The law provides for an alternative dispute resolution system that attempts to involve all parties to a claim at an early stage. The legislation may impact claim severity, frequency and the length of settlement which may ultimately be different than historical loss development assumptions employed in our loss reserve process.
Most recently, in setting the IBNR loss reserves for construction defect claims, our actuaries have begun to consider a new qualitative factor based on their evolving concern with the recent decline in home values caused by the subprime home mortgage crisis and its possible impact on the frequency and severity of construction defect claims. As a result, our actuaries acknowledge this uncertainty and anticipate claims arising from alleged construction defects contributing to housing value declines on policies written on newly constructed homes in our portfolio. We believe our reserves remain adequate to address such potential exposure, but we can give no assurances with respect thereto.
Offshore energy provides physical damage coverage to offshore oil platforms along with offshore operations related to oil exploration and production. The significant offshore energy claims are generally caused by fire or storms, and thus tend to be large, infrequent, quickly reported, but occasionally not quickly settled because the damage is often extensive but not always immediately known.
The commercial middle markets or NAV PAC business consists of general liability, auto liability and property exposures for a variety of commercial middle market businesses, principally hospitality, manufacturing and garages. Commencing in 2007, our actuaries are segmenting and analyzing the components of the loss development for this business among the property, liability and auto exposures which had been previously combined.

Primary casualty insurance provides primary general liability coverage principally to corporations in the construction and manufacturing sector. Excess casualty insurance is purchased by corporations which seek higher limits of liability than are provided in their primary casualty policies. Neither product line has a significant amount of loss activity reported to date. Because we have limited historical experience in these products, the IBNR loss reserves for both of these products currently are established using the loss ratio method primarily based on our underwriters’ input and industry loss experience.
Loss reserves include our European property business written by the U.K. Branch which was discontinued in 2008. We have limited loss history and rely primarily on assumptions based on underwriters’ input and industry experience. In addition, loss reserves for aviation, property and assumed reinsurance business, in run-off since 1999, are periodically monitored and evaluated by claims and actuarial personnel.
Professional Liability: The professional liability policies mainly provide coverage on a claims-made basis mostly for a one-year period. The reserves for professional liability are analyzed separately by product with the major products being directors and officers (“D&O”) liability coverage and errors and omissions (“E&O”) liability coverage for lawyers and other professionals.
The losses for D&O business are generally very large and infrequent, and typically involve securities class actions. D&O claims report reasonably quickly, but may take several years to settle. While we have been writing D&O business since 2001, the limited claim history is generally insufficient to establish IBNR loss reserves using Company data. As a result, we principally employ assumptions based on industry experience coupled with input from its underwriters and its claims staff’s assessment of potential exposure to establish IBNR loss reserves. Another key assumption with respect to establishing IBNR loss reserves for D&O business is that such industry experience is representative of our future potential loss development with respect to trends in class action activity, such as the impact of stock option backdating, laddering and, most recently, the subprime mortgage crisis. As time passes, for a given underwriting year, additional weight is given to assumptions relating to our actual experience and claims outstanding.
The E&O IBNR loss reserve process is similar to the process for D&O, with the exception of a particular book of business of the U.K. Branch written from 2004 through 2006. For the U.K. Branch E&O business, we assume the claims, while similar in nature to the claims in the U.S. E&O business, are larger, more frequent and have a longer loss development pattern. The IBNR loss reserves for the U.K. Branch E&O business are determined judgmentally after reviewing recent loss activity relative to the remaining in-force policy count and the loss activity for similar insureds.
Lloyd’s Operations: Reserves for the Company’s Lloyd’s Operations are reviewed separately for the marine and professional liability lines by product. The major marine products are marine liability, offshore energy, cargo, specie and marine reinsurance, and the major products for professional liability are international D&O and international E&O.
The marine liability, offshore energy and cargo products and related loss exposures are similar in nature to that described for marine business above. Specie insurance provides property coverage for chattel, such as jewelry, fine art and cash in transit. Claims tend to be from theft or damage, quick to report and quick to settle. Marine reinsurance is a diversified global book of reinsurance, the majority of which consists of excess-of-loss reinsurance policies for which claims activity tends to be large and infrequent with loss development somewhat longer than for such products written on a direct basis. Marine reinsurance reinsures liability, cargo, hull and offshore energy exposures that are similar in nature to the marine business described above.
The process for establishing the IBNR loss reserves for the marine and professional liability lines of the Lloyd’s Operations, and the assumptions used as part of this process, are similar in nature to the process employed by the Insurance Companies. Other business for the Lloyd’s Operations include European property and inland marine products, each of which is a new line of business where we have limited loss history and rely primarily on assumptions based on our underwriters’ input and industry loss experience.

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
The actual losses may not emerge as expected, which would cause the ranges to expand or contract from year to year. The impact of these shifts in the ranges will be greater in lines with longer emergence patterns. The individual lines will also have greater variance than the range for the entire book of business. The boundaries of the reasonably likely ranges do not have a symmetrical relationship with our carried reserves and intentionally reflect a wider variation in the increases than for the decreases and, correspondingly, a wider deviation in the deficiency than in the redundancy.
Set forth below is a sensitivity analysis that estimates the effect on our net loss reserve position of using alternative expected loss ratios for the underwriting years 2002 to 2009 and alternative loss development factors for underwriting years 1997 to 2009 rather than those loss ratios and factors actually used in determining our best estimates at December 31, 2009. The analysis addresses each major line of business and underwriting year for which a material deviation to our overall reserve position is believed reasonably possible, and uses what we believe is a reasonably likely range of potential deviation for each line of business. There can be no assurance, however, that actual reserve development will be materially consistent with either the original or the adjusted expected loss ratios or loss development factor assumptions, or with other assumptions made in the reserving process.
For the selected alternative expected loss ratios, our actuaries observed the range of ultimate loss ratios recorded for the underwriting years 2002 to 2009 for each major line of business at December 31, 2009.

The reasonably likely ranges of potential deviation in the loss ratios for each line of business for the 2002 to 2009 underwriting years expressed in loss ratio points are as follows:
Reasonably likely loss ratio point variances

	Decrease	Increase

Insurance Companies:
Marine	5%	6%
Property Casualty	7%	14%
Professional Liability	13%	16%
Lloyd’s Operations	7%	12%
For the loss development factor variance, our actuaries employed a standard technique which is based on the historical development factors observed for each line of business from the paid and incurred loss development triangles with the latest evaluation at December 31, 2009. The historical factors are used to generate alternative outcomes which could arise in the ultimate development due to the random variability inherent in future development. The alternative outcomes are generated by a stochastic simulation. The ranges may contract or expand if future development deviates from historical experience.
The reasonably likely ranges of potential deviations in the aggregate or overall loss development factors applicable to the total of all underwriting years for each line of business are as follows:
Reasonably likely ultimate loss development factor variances

	Decrease	Increase

Insurance Companies:
Marine	9%	12%
Property Casualty	14%	16%
Professional Liability	27%	30%
Lloyd’s Operations	14%	15%
Such sensitivity analysis was performed in the aggregate for all products in each line of business. The use of aggregate data was considered more stable and reliable compared to a product-by-product analysis. We cannot assure, however, that such use of aggregate data will provide a more accurate range of the actual variations in loss development. The sensitivity analysis uses loss ratios for the 2002 to 2009 underwriting years, which are believed to be more representative compared to years prior to 2002 given our evolving mix of business, product changes and other factors. There can be no assurances, however, that the use of such recent history is more predictive of actual development as compared to employing longer periods of history. In addition, while the net loss reserves include the net loss reserves for asbestos exposures, such amounts were excluded from the sensitivity analysis given the nature of how such reserves are established by the Company. While we believe such net reserves are adequate, we cannot assure that material loss development may not arise in the future from asbestos losses given the complex nature of such exposures.

The total Company range amounts below were determined by aggregating the reasonably likely range amounts for each line of business assuming that the variances in the lines of business are uncorrelated to each other. Such amounts may not be representative of the actual aggregate favorable or unfavorable loss development amounts that may occur over time.

	Total	Reasonably Likely Range of Deviation
	Net Loss	Redundancy		Deficiency
	Reserve	Amount	%	Amount	%
	($ in thousands)

Insurance Companies
Marine	$213,646	$8,546	4%	$12,819	6%
Property Casualty	486,412	34,049	7%	38,913	8%
Professional Liability	107,217	13,938	13%	15,010	14%

Total Insurance Companies	807,275	56,533	7%	66,742	8%

Total Lloyd’s Operations	305,659	21,396	7%	21,396	7%

Total Company	$1,112,934	$77,929	7%	$88,138	8%

Increase (decrease) to net income
Amount		$50,654		$(57,290)
Per Share (1)		$2.92		$(3.31)

(1)	Used 17.3 million average diluted shares outstanding for the year ended December 31, 2009.
Reinsurance Recoverables. Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Additional information regarding our reinsurance recoverables can be found in the “Business—Reinsurance Recoverables” section and Note 6, Reinsurance, to our consolidated financial statements, both included herein.
Written and Unearned Premium. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Reinsurance reinstatement premium is earned in the period in which the event occurred which created the need to record the reinstatement premium. Additional information regarding our written and unearned premium can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 6, Reinsurance, to our consolidated financial statements, both included herein.
Substantially all of our business is placed through agents and brokers. Since the vast majority of our gross written premiums are primary or direct, as opposed to assumed, the delays in reporting assumed premiums generally do not have a significant effect on our financial statements, since we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.

A portion of our premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd’s Operations. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.
Deferred Tax Assets. We apply the asset and liability method of accounting for income taxes whereby deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Additional information regarding our deferred tax assets can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 7, Income Taxes, to our consolidated financial statements, both included herein.
Impairment of Invested Assets. Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.
In the first quarter of 2009, we adopted accounting guidance relating to the recognition and presentation of other-than-temporary impairments (“OTTI”) on fixed maturity securities. When assessing whether the amortized cost basis of a fixed maturity security will be recovered, we compare the present value of cash flows expected to be collected to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within Other Comprehensive Income (“OCI”). Prior to 2009, when a fixed maturity security in our investment portfolio had an unrealized loss that was deemed to be other-than-temporary, we wrote the security down to fair value through a charge to operations.
For equity securities, in general, we focus our attention on those securities whose fair value was less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.
For equity securities, we consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. Our ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payments and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

Day to day management of our investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in market and other factors described above. We believe that subsequent decisions to sell such securities are consistent with the classification of our portfolio as available-for-sale. Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.
Accounting for Lloyd’s Results. We record Syndicate 1221’s assets, liabilities, revenues and expenses under U.S. GAAP. At the end of the Lloyd’s three-year period for determining underwriting results for an account year, the syndicate will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the reinsurance to close (“RITC”). The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss. Additional information regarding our accounting for Lloyd’s results can be found in Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated financial statements, included herein.
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2009, 2008 and 2007. All earnings per share data is presented on a per diluted share basis.
Summary
Net income for 2009, 2008 and 2007 was $63.2 million or $3.65 per diluted share, $51.7 million or $3.04 per diluted share and $95.6 million or $5.62 per diluted share, respectively. The 2008 year was adversely impacted by Hurricanes Gustav and Ike, reducing net income by $19.1 million and diluted earnings per share by $1.12.
Consolidated stockholders’ equity increased 16.3% to $801.5 million or $47.58 per share at December 31, 2009 compared to $689.3 million or $40.89 per share at December 31, 2008. The increase was primarily due to 2009 net income of $63.2 million and $46.0 million of after-tax unrealized gains in 2009 within our investment portfolio.
Cash flow from operations was $103.9 million, $245.3 million and $284.6 million in 2009, 2008 and 2007, respectively. The decline in cash flow from operations in 2009 compared to 2008 was primarily a result of an increase in losses and LAE paid for claims of $82.4 million. Net investment income decreased 1.4% in 2009 to $75.5 million compared to 2008 as a result of lower investment yields partially offset by an increase in invested assets. Net investment income increased 8.3% in 2008 to $76.6 million compared to 2007 as the result of the increase in invested assets partially offset by lower investment yields. The pre-tax investment yield was 3.8%, 4.1% and 4.4% in 2009, 2008 and 2007, respectively.

2009 Results
2009 net income of $63.2 million increased $11.5 million compared to 2008 primarily as a result of a decrease in net other-than-temporary impairment losses recognized in earnings of $25.1 million to $11.9 million in 2009 compared to $37.0 million in 2008. Underwriting profit for 2009 declined by $19.8 million to $19.5 million compared to $39.3 million in 2008. The decline in the underwriting profit was primarily due to the recording of net redundancies of prior year loss reserves of $8.9 million in 2009 versus $50.7 million in 2008, a decline of $41.8 million. In addition, we recorded a $9.3 million offshore energy loss net of reinstatement premiums resulting from a fire at a mobile offshore drilling unit.
2008 Results
The 2008 results of operations were adversely impacted by hurricane activity and net realized losses. Hurricanes Gustav and Ike reduced 2008 net income by $19.1 million and earnings per share by $1.12. The combined loss and expense ratio was increased by an aggregate 4.3 ratio points for such losses and are inclusive of reinsurance recoveries and related costs for reinsurance reinstatement premiums. Excluding these effects, the underwriting results benefited from increased net premium revenues despite continuing softening market conditions, and the recording of a net redundancy of prior years’ loss reserves of $50.7 million, or $1.94 per share, which reduced the 2008 combined ratio of 93.8% by 7.9 loss ratio points.
Net realized losses were $38.3 million in 2008 compared to net realized gains of $2.0 million in 2007. The 2008 net realized losses include provisions of $37.0 million for declines in the market value of securities which were considered to be other-than-temporary. These provisions reduced 2008 net income by $24.1 million and earnings per share by $1.42 per share.
2007 Results
The 2007 results of operations reflect improved financial performance compared to 2006 due to a combination of improved underwriting results and growth in investment income. The underwriting results benefited from increased net premium revenues despite continuing softening market conditions, and the recording of a net redundancy of prior years’ loss reserves of $47.0 million, or $1.80 per share, which reduced the 2007 combined ratio of 87.5% by 7.8 loss ratio points.

Revenues
The following table sets forth our gross and net written premium and net earned premium by segment and line of business for the periods indicated:

	Year Ended December 31,
	2009				2008				2007
	Gross		Net	Net	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)

Insurance Companies:

Marine	$241,438	23.1%	$171,289	$157,534	$248,080	22.9%	$147,569	$132,005	$227,175	21.2%	$117,294	$112,370

Property Casualty	352,285	33.7%	227,234	246,143	405,062	37.3%	261,322	273,977	447,615	41.8%	301,607	275,937

Professional Liability	137,053	13.1%	79,150	75,444	109,048	10.1%	63,797	57,316	99,556	9.3%	59,117	55,149

Insurance Cos. Total	730,776	69.9%	477,673	479,121	762,190	70.3%	472,688	463,298	774,346	72.3%	478,018	443,456

Lloyd’s Operations:

Marine	191,959	18.4%	156,153	142,958	192,568	17.7%	132,788	126,126	175,567	16.4%	110,577	111,380

Property Casualty	78,151	7.5%	45,097	39,330	91,292	8.4%	32,735	32,644	86,513	8.1%	33,852	29,482

Professional Liability	44,032	4.2%	22,332	21,954	38,872	3.6%	23,404	21,908	34,281	3.2%	23,349	17,659

Lloyd’s Ops. Total	314,142	30.1%	223,582	204,242	322,732	29.7%	188,927	180,678	296,361	27.7%	167,778	158,521

Total	$1,044,918	100.0%	$701,255	$683,363	$1,084,922	100.0%	$661,615	$643,976	$1,070,707	100.0%	$645,795	$601,977

Gross Written Premiums
The premium rate increases or decreases as noted below for marine, property casualty and professional liability are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide a pricing trend and are not meant to be a precise analysis. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business which potentially may be more competitively priced compared to renewal business.
Insurance Companies’ Gross Written Premiums
Marine Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	2009		2008		2007

Marine liability	$83,915	34%	$82,991	32%	$84,270	37%
Inland marine	28,573	12%	23,914	10%	12,154	5%
Cargo	26,636	11%	34,202	14%	30,282	13%
P&I	25,361	11%	28,935	12%	26,312	12%
Transport	21,527	9%	23,013	9%	19,587	9%
Bluewater hull	19,691	8%	17,234	7%	23,508	10%
Craft/Fishing vessel	19,758	8%	16,545	7%	15,986	7%
Other	15,977	7%	21,246	9%	15,076	7%

Total	$241,438	100%	$248,080	100%	$227,175	100%

The marine gross written premiums for 2009 decreased 2.7% to $241.4 million compared to 2008 due to declining premium in our cargo, war and P&I businesses due to increased competitive market conditions. The average marine renewal premium rates during 2009 increased approximately 2%. The marine gross written premiums for 2008 increased 9.2% to $248.1 million compared to 2007 reflecting new business partially offset by flattening or declining premium in several classes of business due to increased competitive market conditions. The average marine renewal premium rates during 2008 were flat.
Property Casualty Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	2009		2008		2007

Construction liability	$90,627	26%	$147,880	36%	$179,633	40%
Commercial umbrella	72,509	21%	63,977	16%	57,371	13%
Offshore energy	47,368	13%	56,989	14%	51,627	12%
Primary E&S	23,783	7%	35,744	9%	50,185	11%
Other	117,998	33%	100,472	25%	108,799	24%

Total	$352,285	100%	$405,062	100%	$447,615	100%

The 2009 property casualty gross written premiums decreased 13.0% to $352.3 million when compared to 2008 reflecting weakening economic conditions that have significantly reduced demand for construction liability, particularly in the western United States, as well as primary excess and surplus insurance. The construction liability line has also seen significant increases in the level of competition from new entrants. Our offshore energy line declined as we wrote very little Gulf of Mexico wind business in 2009 as the terms and conditions were not sufficient and world wide drilling activity slowed. Partially offsetting these declines was an increase in gross written premiums for our commercial umbrella line and our retail umbrella line which was introduced in 2009. Our NavTech and excess casualty lines saw average renewal rate increases of approximately 8% and 2%, respectively, whereas our contractors’ liability and NavPac lines saw average renewal rate decreases of 2% and 4%, respectively. The 2008 property casualty gross written premiums decreased 9.5% to $405.1 million when compared to 2007 reflecting declines across most lines of business due to negative renewal rate changes and the housing market slowdown, which was most pronounced in the construction liability line.

Professional Liability Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	2009		2008		2007

D&O (public and private)	$99,601	73%	$75,010	69%	$67,973	68%
Errors and omissions	32,129	23%	28,097	26%	24,515	25%
Architects and engineers	5,323	4%	5,941	5%	7,068	7%

Total	$137,053	100%	$109,048	100%	$99,556	100%

The professional liability gross written premiums increased 25.7% to $137.1 million in 2009 compared to 2008 reflecting continued growth and the expansion of our directors and officers business. Partially offsetting the growth has been a reduction in lawyers business within the errors and omissions classification as we have been in the process of re-underwriting that line and focusing more on other segments, such as miscellaneous professional liability. Average 2009 renewal premium rates for this business increased approximately 2% in 2009 compared to 2008. The professional liability gross written premiums increased 9.5% to $109.0 million in 2008 compared to 2007 due to the expansion of our professional liability business and an emerging flight to quality that occurred in the latter part of the year. Average 2008 renewal premium rates for this business decreased approximately 4% in 2008 compared to 2007.
Lloyd’s Operations’ Gross Written Premiums
Marine Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	2009		2008		2007

Cargo and specie	$92,139	48%	$92,789	47%	$87,412	50%
Marine liability	51,204	27%	58,886	31%	48,172	27%
Assumed reinsurance	19,756	10%	17,078	9%	24,280	14%
Hull	18,697	10%	16,416	9%	13,218	8%
War	10,163	5%	7,399	4%	2,485	1%

Total	$191,959	100%	$192,568	100%	$175,567	100%

The overall 2009 Lloyd’s marine gross written premiums of $192.0 million were flat compared to 2008. There were increases in most lines of business which were offset by decreases in marine liability and cargo lines. The 2008 increase in Lloyd’s marine gross written premiums of 9.7% compared to 2007 resulted from new business, particularly in the marine liability class. The average renewal premium rate increased approximately 8.9% in 2009 and decreased 5.1% in 2008 from the previous year, respectively.

Property Casualty Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	2009		2008		2007

Offshore energy	$34,469	43%	$51,073	56%	$49,649	57%
Onshore energy	14,055	18%	12,726	14%	9,151	11%
Engineering & construction	18,383	24%	21,036	23%	18,551	21%
Bloodstock	7,726	10%	—	0%	—	0%
Property	(76)	0%	5,631	6%	9,162	11%
US Casualty	3,594	5%	826	1%	—	0%

Total	$78,151	100%	$91,292	100%	$86,513	100%

The 2009 Lloyd’s property casualty gross written premiums of $78.2 million decreased 14.4% compared to 2008 due to a decline in our offshore energy and engineering and construction lines as well as the cessation of writing our property line. We began writing Bloodstock (animal mortality) business during 2009 by participating in a facility originated by another Lloyd’s syndicate. The 2008 gross written premiums of $91.3 million increased 5.5% compared to 2007 due to increases in all of our NavTech lines. Average premium renewal rates in our NavTech lines were a 10.1% increase in 2009 and a 10.0% decrease in 2008 compared to the previous year, respectively.
Professional Liability Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	2009		2008		2007

D&O (public and private)	$26,776	61%	$15,845	41%	$16,511	48%
E&O	17,256	39%	23,027	59%	17,770	52%

Total	$44,032	100%	$38,872	100%	$34,281	100%

Our Lloyd’s Operations commenced writing professional liability business during the second quarter of 2005. The 2009 and 2008 Lloyd’s professional liability gross written premiums increased 13.3% and 13.4% to $44.0 million and $38.9 million, respectively, compared to the respective prior year, due to continued expansion and geographic diversification of the book of business. We added a team at Lloyd’s at the end of 2008 to write excess D&O business. In addition, during 2009 we began writing professional liability business from our office in Stockholm, Sweden.
Ceded Written Premium In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to written premiums varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations.

The following table sets forth our ceded written premium by segment and major line of business for the periods indicated:

	2009		2008		2007
		% of		% of		% of
	Ceded	Gross	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written	Written	Written
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	($ in thousands)

Insurance Companies
Marine	$70,149	29.1%	$100,511	40.5%	$109,881	48.4%
Property Casualty	125,051	35.5%	143,740	35.5%	146,008	32.6%
Professional Liability	57,903	42.2%	45,251	41.5%	40,439	40.6%

Subtotal	253,103	34.6%	289,502	38.0%	296,328	38.3%

Lloyd’s Operations
Marine	35,806	18.7%	59,780	31.0%	64,990	37.0%
Property Casualty	33,054	42.3%	58,557	64.1%	52,661	60.9%
Professional Liability	21,700	49.3%	15,468	39.8%	10,932	31.9%

Subtotal	90,560	28.8%	133,805	41.5%	128,583	43.4%

Total	$343,663	32.9%	$423,307	39.0%	$424,911	39.7%

The percentage of total ceded written premiums to total gross written premium in 2009 was 32.9% compared to 39.0% in 2008 and 39.7% in 2007. The Insurance Companies’ and Lloyd’s Operations 2008 ceded written premiums includes $7.2 million and $5.0 million, respectively, of reinstatement premiums related to the losses from Hurricanes Gustav and Ike. Excluding the effect of reinstatement premiums for the 2008 Hurricanes losses, the ratio of ceded written premium to gross written premium was 38.4%. The declines in the ratio of ceded written premiums to gross written premiums in 2009 compared to 2008 was due to the a reduction in the amount of marine and energy quota share reinsurance purchased for both the Insurance Companies and Lloyd’s Operations in 2009 as well as the impact of the $12.2 million of reinstatement premiums recognized in 2008 relating to the 2008 Hurricanes.
Net Written Premiums The 2009 net written premiums increased 6.0% compared to 2008 primarily due to the aforementioned reduction in the amount of marine and energy quota share reinsurance purchased in 2009. The 2009 increase was 4.1% compared to 2008 when excluding the $12.2 million of ceded reinstatement premiums resulting from the 2008 Hurricanes. The 2008 net written premiums increased 2.4% compared to 2007. The 2008 increase was 4.3% compared to 2007 when excluding the $12.2 million of ceded reinstatement premiums resulting from the 2008 Hurricanes.
Net Earned Premiums Net earned premiums increased 6.1% in 2009 compared to 2008 and increased 7.0% in 2008 compared to 2007. The 2009 and 2008 net earned premium increases reflect the changes in written premiums discussed above. The 2008 net earned premium was reduced by $12.2 million of reinstatement premium as a result of the losses from the 2008 Hurricanes. Excluding the effects of ceded reinstatement premiums as a result of the 2008 Hurricanes, net earned premium increased 4.1% in 2009 compared to 2008 and 9.0% in 2008 compared to 2007.

Commission Income Commission income from unaffiliated business decreased 91.4% to $0.1 million in 2009 compared to 2008 and decreased 42.1% to $1.0 million in 2008 compared to $1.7 million in 2007. Beginning with the 2006 underwriting year, there are no longer any unaffiliated marine pool insurance companies and we purchased the Syndicate 1221 minority interest, therefore any profit commission therefore results from the run-off of underwriting years prior to 2006.
Net Investment Income Net investment income decreased 1.4% in 2009 to $75.5 million compared to 2008 as a result of lower investment yields partially offset by an increase in invested assets resulting from positive cash flow from operations. Net investment income increased 8.3% in 2008 to $76.6 million compared to 2007 as the result of the increase in invested assets resulting from positive cash flow from operations partially offset by lower investment yields. The pre-tax investment yield was 3.8%, 4.1% and 4.4% in 2009, 2008 and 2007, respectively. See the “Investments” section below for additional information regarding our net investment income.
Net Other-Than-Temporary Impairment Losses Recognized in Earnings
Our net other-than-temporary impairment losses recognized in earnings for the periods indicated were as follows:

	Year ended December 31,
	2009	2008	2007
	($ in thousands)

Fixed maturities	$(3,101)	$(8,604)	$—
Equity securities	(8,776)	(28,441)	(655)

Net other-than-temporary impairment losses recognized in earnings	$(11,877)	$(37,045)	$(655)

The 2009 other-than-temporary impairments were primarily related to additional impairments on equity securities that were impaired in 2008 as well as impairments on residential mortgage-backed securities. The after-tax effects of net other-than-temporary impairment losses recognized in earnings on the 2009 and 2008 net income were $7.8 million or $0.45 per diluted share and $24.1 million or $1.42 per share, respectively. In 2009, we recognized in earnings OTTI losses of $2.5 million and $0.08 million related to non-agency mortgage and asset-backed securities, respectively. In 2009, we recognized in earnings OTTI losses of $8.8 million on 56 common stocks resulting from additional impairments on equity securities that were impaired in 2008. In addition, in 2009 we recognized in earnings OTTI losses of $0.6 million on 2 corporate bonds.
The 2008 other-than-temporary impairments were primarily due to equity impairments where the market value of the security was less than 80% of the book value for six consecutive months resulting from the significant overall market declines in the second half of 2008. In addition, 2008 also included impairments on residential mortgage-backed securities. During 2008, we identified equity securities with fair value of $34.4 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and we recognized realized losses of $28.4 million. The equity impairments include $8.6 million in write-downs to fair value for various broad based ETFs and mutual funds where the fair value was less than 80% of the book value. During 2008, we identified fixed maturity securities with fair value of $7.4 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and we recognized realized losses of $8.6 million.

The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required sell these securities before the recovery of the amortized cost basis.
Net Realized Gains (Losses)
Our realized gains and losses for the periods indicated were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Fixed maturities:
Gains	$18,312	$3,650	$1,320
(Losses)	(9,676)	(1,670)	(1,749)

	8,636	1,980	(429)

Equity securities:
Gains	2,110	720	3,626
(Losses)	(1,529)	(3,954)	(536)

	581	(3,234)	3,090

Net realized gains (losses)	$9,217	$(1,254)	$2,661

Pre-tax net income included $9.2 million of net realized gains for 2009 compared to $1.3 million of net realized losses for 2008 and net realized gains of $2.7 million for 2007. On an after-tax basis, the net realized gains for 2009 were $5.9 million or $0.34 per diluted share compared to the net realized losses of $0.8 million or $0.05 per diluted share for 2008 and the net realized gains of $1.7 million or $0.10 per diluted share for 2007. Net realized gains and losses are generated from the sale of securities in the normal course of management of the investment portfolio.
Other Income/(Expense) Other income/(expense) for 2009, 2008 and 2007 consisted primarily of foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business.
Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred
The ratios of net losses and loss adjustment expenses to net earned premiums (loss ratios) were 63.8%, 61.0% and 56.6% in 2009, 2008 and 2007, respectively. The 2009 loss ratio of 63.8% was favorably impacted by 1.3 loss ratio points resulting from an $8.9 million net redundancy of prior years’ loss reserves. The 2008 loss ratio of 61.0% was favorably impacted by 7.9 loss ratio points resulting from the $50.7 million net redundancy of prior years’ loss reserves and adversely impacted by 3.7 loss ratio points related to the 2008 Hurricanes. The result of underwriting losses caused by Hurricanes Gustav and Ike of approximately $29.3 million, including $12.2 million of reinstatement costs, increased the 2008 combined ratio by 4.3 ratio points. The 2007 loss ratio of 56.6% was favorably impacted by 7.8 loss ratio points resulting from the $47.0 million net redundancy of prior year loss reserves. The 2007 loss ratio also included 0.9 loss ratio points for the U.K. flood losses in the Insurance Companies’ U.K. Branch’s property business and the Lloyd’s marine cargo business.

During 2008 and 2007, reserve reductions resulting from periodic reviews of the 2005 Hurricanes’ exposures reduced gross losses incurred by $12.3 million and $29.3 million, respectively. The reductions to the 2005 Hurricanes gross reserve estimates resulted in reductions of $1.0 million and $1.9 million to our 2008 and 2007 net loss incurred estimates, respectively, and reductions of $0.8 million and $0.7 million to our 2008 and 2007 reinstatement cost estimates, respectively. As a result of these reviews in 2007, we also reallocated our net retention for these events between our Insurance Companies and Lloyd’s operations and the result was to increase the Insurance Companies loss incurred by $1.5 million and decrease the Lloyd’s loss incurred by $3.4 million. During 2009 there was a minor increase in the gross and net losses incurred for the 2005 Hurricanes of $0.7 million and $0.1 million, respectively.
Prior Year Reserve Redundancies/Deficiencies
As part of our regular review of prior reserves, our actuaries may determine, based on their judgment, that certain assumptions made in the reserving process in prior years may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, our actuaries may make corresponding reserve adjustments.
Prior year reserve redundancies of $8.9 million, $50.7 million and $47.0 million net of reinsurance were recorded in 2009, 2008 and 2007, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.
To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is recorded as a charge or credit to earnings in the period in which the deficiency or redundancy is identified based on the information that is available at that time.
The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Insurance Companies
Marine	$11,893	$(5,298)	$(11,595)
Property Casualty	(35,658)	(33,065)	(11,836)
Professional Liability	20,686	(3,559)	(10,365)

Insurance Companies	$(3,079)	$(41,922)	$(33,796)
Lloyd’s Operations	(5,862)	(8,824)	(13,213)

Total	$(8,941)	$(50,746)	$(47,009)

Following is a discussion of relevant factors impacting our 2009 loss reserves:
The Insurance Companies recorded $11.9 million of net prior year unfavorable development for the marine business, of which $10.6 million arose in the marine liability business due to large loss activity in excess of our prior expectations mostly across underwriting years 2005 to 2008 that we recognized by reserve strengthening.

The Insurance Companies recorded $35.7 million of net prior year savings for property casualty business in total. The favorable development included:
•
$36.5 million for contractors’ liability due to an actuarial review conducted in 2009 which indicated that loss development on the 2006 and prior underwriting years has been more favorable than our prior expectations for those underwriting years

•	$9.3 million from our primary E&S lines and $6.2 million in excess casualty business due to favorable loss trends in underwriting years 2007 and prior, and
•	$8.0 million of favorable development on our offshore energy (NavTech) book due to favorable claims trends across a number of prior underwriting years.
Partially offsetting these favorable developments were adverse development of:
•
$12.0 million in our Nav Pac business due to reported loss activity in excess of our prior expectations from most underwriting years resulting from reviews of open claims in the auto and liability lines of business

•	$6.4 million from our liquor business, which is now in run-off, and
•	$5.9 million in our personal umbrella books of business across most underwriting years where large loss activity has exceeded our expectations.
The Insurance Companies recorded $20.7 million of net prior year unfavorable development for professional liability.
•
The directors and officers’ liability book of business had $12.4 million of adverse development, which was primarily attributable to the unexpected development of previously reported claims in the 2006 and prior underwriting years. This loss activity was inconsistent with the loss emergence trends that we observed in calendar years 2007 and 2008 and it caused us to increase our ultimate loss projections in the 2006 and prior underwriting years, as well as those in the more current underwriting years.

•	The lawyers’ liability book of business had adverse development of $8.3 million due to reported loss activity in underwriting years 2005 to 2008 in excess of our prior expectations.
The Lloyd’s Operations recorded $5.9 million of net favorable development which included: $11.0 million on Marine business concentrated in the liability specie and cargo books due to reported losses being less than our expectations in underwriting years 2004 to 2008 and $2.5 million on offshore energy business due to favorable loss trends in several years, partially offset by $4.7 million of adverse loss development in the professional liability books due to reported loss activity in excess of our expectations in the lawyers liability book of business for losses occurring in 2007 and $3.0 million in the property book due to an extension in the loss development pattern for the 2006 and 2007 underwriting years.
Following is a discussion of relevant factors impacting our 2008 loss reserves:
The Insurance Companies recorded $5.3 million of net prior year savings for marine business, primarily comprised of $4.7 million of savings in the marine liability business, $2.8 million of savings in the protection and indemnity business, $1.4 million of savings in the transport business and $1.4 million of savings due to a review of reinsurance recoverable in the second quarter of 2008, partially offset by $2.7 million of strengthening in the cargo business, $1.4 million of strengthening in the craft and hull businesses, and $0.7 million recorded for a commutation with a reinsurer. The favorable development for marine liability, protection and indemnity, and transport was primarily due to reduced claims activity for underwriting years 2003 through 2006 as well as IBNR loss reserve reductions that resulted from the reduced claims activity. The adverse development for cargo, craft and hull was primarily due to several large claims in underwriting years 2005 and 2006.

The Insurance Companies recorded $33.1 million of net prior year savings for property casualty business. This included $31.6 million savings in the contractors liability business, $3.8 million of savings in the offshore energy business, $3.7 million of net prior year savings in the property and aviation run-off business $1.4 million of savings in the commercial umbrella business, $1.0 million of savings in the personal umbrella business, and $0.8 million of savings in the primary E&S business; partially offset by $1.6 million of net adverse development in the middle markets business as a result of an actuarial analysis that indicated that strengthening is required for the automobile coverage due to frequency and severity in excess of our expectations and $7.1 million of strengthening due to greater than expected loss activity in a discontinued liquor liability program and $0.8 million of strengthening in the program business. The favorable development for contractors’ liability, commercial umbrella, personal umbrella and primary E&S were primarily due to reduced claims activity in underwriting years 2003 through 2006. The favorable development for the aviation business was as a result of an actuarial analysis that indicated that the losses are substantially reported and the IBNR loss reserves could be reduced. The adverse development for the liquor liability business was due to a discontinued program and the adverse development on the programs business was due to an active program.
The Insurance Companies recorded $3.6 million of net prior year savings for professional liability. This was primarily due to the reduction in case and IBNR reserves for the directors and officers business in underwriting years 2004 through 2006 resulting from reported losses being less than anticipated during 2008.
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
Following is a discussion of relevant factors impacting our 2007 loss reserves:
The Insurance Companies recorded $11.6 million of net prior years’ savings in the marine business primarily comprised of $6.5 million of savings in the transport business, $3.7 million of savings in the marine liability business, $1.6 million of savings in the cargo business, $1.0 million of savings in each of the hull; partially offset by $1.6 million for uncollectible reinsurance recoverables for asbestos losses. The favorable development for the liability, cargo and hull coverages was primarily due to reduced claim activity for the 2005 and 2006 underwriting years. Prior to 2007, because the Company did not have sufficient experience in the transport product line, it instead used its hull and liability products loss development experience as a key assumption in setting the IBNR loss reserves for its transport product. Commencing in 2007, our actuaries determined that the Company’s loss development experience for its transport product had become sufficiently credible to begin establishing transport reserves using such experience, which resulted in the prior year savings referred to above recorded for this business.

The Insurance Companies recorded $11.8 million of net prior years’ savings almost entirely for its property casualty business related to the contractors’ liability business for the years 1998 through 2006. The prior years’ savings recorded for contractors’ liability business was due mostly to continued favorable loss frequency and severity trends for 2003 to 2006 compared to expectations. Our actuaries believe that the favorable loss frequency trends result primarily from a number of underwriting and coverage changes since 2002, including the migration to non-admitted business from admitted business in 2003, which allowed the Company to exclude certain previously permitted exposures (for example, exposure to construction work performed prior to the policy inception), and withdrawals from certain contractor classes previously underwritten. Our actuaries believe that the favorable loss severity trends result primarily from improved claim practices coupled with a California legislative change, effective in mid-2002, which provides for an alternative dispute resolution system with respect to construction defect claims and is intended to avoid or mitigate costly litigation and claims settlements. While our actuaries were unable to precisely quantify the impact of each of the foregoing factors, such factors were judgmentally taken into account in recording such prior years’ savings for contractors’ liability business by evaluating actual loss development compared to expected loss development coupled with a frequency and severity claims analysis conducted in 2007.
The Insurance Companies have historically reserved for the professional liability business using ultimate loss ratios based on industry experience for this line of business given the Company’s limited claims history. Such industry experience is heavily influenced by the historical frequency and severity of large securities class action lawsuits. During 2007, the Insurance Companies reduced the net reserves for such claims-made policies compared to year-end 2006 by $10.4 million, mostly related to policies issued in 2004 and 2005. The reductions were made to recognize both the low level of open claim counts and the lack of observed claim severity compared to expectations at the time the reserves were initially established using industry experience.
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
Hurricanes Gustav and Ike
During 2008, we recorded gross and net loss estimates of $114.0 million and $17.2 million, respectively, exclusive of $12.2 million for the cost of excess-of-loss reinstatement premiums, related to the third quarter 2008 Hurricanes Gustav and Ike. Our pre-tax net loss as a result of Hurricanes Gustav and Ike was approximately $29.3 million, which increased our 2008 combined ratio by 4.3 ratio points.

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2008 Hurricanes Gustav and Ike for the periods indicated:

	Year Ended December 31,
	2009	2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$107,399	$—
Incurred loss & LAE	1,039	114,000
Calendar year payments	48,929	6,601

Ending gross reserves	$59,509	$107,399

Gross case loss reserves	$34,015	$70,299
Gross IBNR loss reserves	25,494	37,100

Ending gross reserves	$59,509	$107,399

Net of Reinsurance
Beginning net reserves	$12,923	$—
Incurred loss & LAE	978	17,169
Calendar year payments	11,218	4,246

Ending net reserves	$2,683	$12,923

Net case loss reserves	$1,793	$11,696
Net IBNR loss reserves	890	1,227

Ending net reserves	$2,683	$12,923

Hurricanes Katrina and Rita
During the 2005 third quarter, we recorded gross and net loss estimates of $471.0 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess-of-loss reinstatement premiums, related to Hurricanes Katrina and Rita.

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2005 Hurricanes Katrina and Rita for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$97,732	$141,831	$319,230
Incurred loss & LAE	671	(12,250)	(29,349)
Calendar year payments	31,365	31,849	148,050

Ending gross reserves	$67,038	$97,732	$141,831

Gross case loss reserves	$49,291	$62,732	$94,959
Gross IBNR loss reserves	17,747	35,000	46,872

Ending gross reserves	$67,038	$97,732	$141,831

Net of Reinsurance
Beginning net reserves	$3,667	$4,519	$10,003
Incurred loss & LAE	114	(990)	(1,909)
Calendar year payments	245	(138)	3,575

Ending net reserves	$3,536	$3,667	$4,519

Net case loss reserves	$183	$279	$646
Net IBNR loss reserves	3,353	3,388	3,873

Ending net reserves	$3,536	$3,667	$4,519

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
The reserves for asbestos exposures at December 31, 2009 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
We believe that there are no remaining known claims where we would suffer a material loss as a result of excess policy limits being exposed to class action suits for insureds involved in the manufacturing or distribution of asbestos products. There can be no assurances, however, that material loss development may not arise in the future from existing asbestos claims or new claims given the evolving and complex legal environment that may directly impact the outcome of the asbestos exposures of our insureds.

The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$21,774	$23,194	$37,171
Incurred loss & LAE	928	796	(780)
Calendar year payments	555	2,216	13,197

Ending gross reserves	$22,147	$21,774	$23,194

Gross case loss reserves	$14,291	$13,918	$16,014
Gross IBNR loss reserves	7,856	7,856	7,180

Ending gross reserves	$22,147	$21,774	$23,194

Net of Reinsurance
Beginning net reserves	$16,683	$16,717	$21,381
Incurred loss & LAE	(25)	263	1,779
Calendar year payments	(105)	297	6,443

Ending net reserves	$16,763	$16,683	$16,717

Net case loss reserves	$9,112	$9,032	$9,715
Net IBNR loss reserves	7,651	7,651	7,002

Ending net reserves	$16,763	$16,683	$16,717

The ceded asbestos paid and unpaid recoverables were $8.9 million at December 31, 2009 and 2008, respectively. During 2007, we increased our provision for uncollectible reinsurance for asbestos losses by $1.6 million which was recorded in incurred losses. In addition, in 2007, we settled demands for arbitration with two asbestos reinsurers. We believe that we will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table. To the extent we incur additional gross loss development for our historic asbestos exposure, we do not expect to realize additional reinsurance recoverables.

Loss Reserves
As illustrated in the following table, our overall reinsurance recoverable amounts for paid and unpaid losses have decreased during 2009 as we utilized less reinsurance in 2009 compared to 2008:

	December 31,	December 31,
	2009	2008	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$76,505	$67,227	$9,278
Unpaid losses and LAE reserves	807,352	853,793	(46,441)

Total	$883,857	$921,020	$(37,163)

The following table sets forth our gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) for the periods indicated:

	December 31,	December 31,
	2009	2008	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,920,286	$1,853,664	$66,622
Less: Reinsurance recoverable on unpaid losses and LAE reserves	807,352	853,793	(46,441)

Net loss and LAE reserves	$1,112,934	$999,871	$113,063

The following tables set forth our net case loss and LAE reserves and net IBNR reserves (a non-GAAP measure reconciled above) by segment and line of business for the periods indicated:

	December 31, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$113,604	$100,042	$213,646	46.8%
Property Casualty	134,427	351,985	486,412	72.4%
Professional liability	38,410	68,807	107,217	64.2%

Total Insurance Companies	286,441	520,834	807,275	64.5%

Lloyd’s Operations:
Marine	107,800	101,851	209,651	48.6%
Property Casualty	27,148	25,175	52,323	48.1%
Professional liability	7,442	36,243	43,685	83.0%

Total Lloyd’s Operations	142,390	163,269	305,659	53.4%

Total	$428,831	$684,103	$1,112,934	61.5%

	December 31, 2008
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$96,244	$96,995	$193,239	50.2%
Property Casualty	115,810	358,305	474,115	75.6%
Professional liability	22,913	58,793	81,706	72.0%

Total Insurance Companies	234,967	514,093	749,060	68.6%

Lloyd’s Operations:
Marine	99,233	78,293	177,526	44.1%
Property Casualty	26,218	16,386	42,604	38.5%
Professional liability	5,822	24,859	30,681	81.0%

Total Lloyd’s Operations	131,273	119,538	250,811	47.7%

Total	$366,240	$633,631	$999,871	63.4%

At December 31, 2009, the IBNR loss reserve was $684.1 million or 61.5% of our total loss reserves compared to $633.6 million or 63.4% in 2008.
The increase in net loss reserves in all active lines of business is generally a reflection of the growth in net premium volume over the last three years coupled with a changing mix of business to longer tail lines of business such as the specialty lines of business (construction defect, commercial excess, primary excess), professional liability lines of business and marine liability and transport business in ocean marine. These products, which typically have a longer settlement period compared to the mix of business we have historically written, are becoming larger components of our overall business.
Commission Expense. Commission expenses paid to unaffiliated brokers and agents are generally based on a percentage of the gross written premiums and are reduced by ceding commissions we may receive on the ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentages of commission expenses to net earned premium was 14.5% in 2009, 13.9% in 2008 and 12.9% in 2007. The 2008 commission expense ratio excluding the effects of the 2008 Hurricanes was 13.7%.
Other Operating Expense. The 7.7% and 11.5% increases in other operating expenses when comparing 2009 to 2008 and comparing 2008 to 2007, respectively, were attributable primarily to employee related expenses resulting from expansion of the business.
Interest Expense. The interest expense reflects interest on our Senior notes issued in April 2006.
Income Taxes
The income tax expense was $23.7 million, $17.0 million and $43.6 million for 2009, 2008 and 2007, respectively. The effective tax rates for 2009, 2008 and 2007 were 27.3%, 24.8% and 31.3%, respectively. Our effective tax rate was less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of December 31, 2009 and 2008, the net deferred federal, foreign, state and local tax assets were $31.2 million and $54.7 million, respectively.
We are subject to the tax regulations of the United States and foreign countries in which we operate. We file a consolidated federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. Our corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of our premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Our effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent we are unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of our foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations. A finance bill was enacted in the U.K. on July 19, 2007 that reduces the U.K. corporate tax rate from 30% to 28% effective April 1, 2008. The effect of such tax rate change was not material to our financial statements.
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $57.6 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiary. However, in the future, if such earnings were distributed to the Company, taxes of approximately $4.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the non-U.S. subsidiary assuming all foreign tax credits are realized.

We had net state and local deferred tax assets amounting to potential future tax benefits of $2.6 million and $6.2 million at December 31, 2009 and 2008, respectively. Included in the deferred tax assets are net operating loss carryforwards of $1.3 million and $0.5 million at December 31, 2009 and 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our state and local tax carryforwards at December 31, 2009 expire from 2023 to 2025.
Segment Information
We classify our business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.
We evaluate the performance of each segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, net losses and loss adjustment expenses, commission expenses, other operating expenses, commission income and other income (expense). Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
Following are the financial results of our two underwriting segments.
Insurance Companies
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty Insurance Company is 100% reinsured by Navigators Insurance Company.

The following table sets forth the results of operations for the Insurance Companies for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Gross written premiums	$730,776	$762,190	$774,346
Net written premiums	477,673	472,688	478,018

Net earned premiums	479,121	463,298	443,456
Net losses and loss adjustment expenses	(304,672)	(275,767)	(256,652)
Commission expenses	(61,949)	(55,752)	(52,490)
Other operating expenses	(104,801)	(92,297)	(81,053)
Commission income and other income (expense)	3,498	2,145	1,510

Underwriting profit	11,197	41,627	54,771

Net investment income	65,717	63,544	58,261
Net realized gains (losses)	533	(37,822)	1,973

Income before income tax expense	77,447	67,349	115,005

Income tax expense	19,819	16,401	35,061

Net income	$57,628	$50,948	$79,944

Identifiable assets	$2,554,037	$2,477,139	$2,322,647

Loss and loss expenses ratio	63.6%	59.5%	57.9%
Commission expense ratio	12.9%	12.0%	11.8%
Other operating expenses ratio (1)	21.1%	19.5%	17.9%

Combined ratio	97.6%	91.0%	87.6%

(1)	Includes Other operating expenses and Commission income and Other income (expense).

The following table sets forth the underwriting results for the Insurance Companies for the periods indicated:

	Year Ended December 31, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit (Loss)	Ratio	Ratio	Ratio

Marine	$157,534	$109,916	$50,451	$(2,833)	69.8%	32.0%	101.8%
Property Casualty	246,143	123,775	86,116	36,252	50.3%	35.0%	85.3%
Professional Liability	75,444	70,981	26,685	(22,222)	94.1%	35.4%	129.5%

Total	$479,121	$304,672	$163,252	$11,197	63.6%	34.0%	97.6%

	Year Ended December 31, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit (Loss)	Ratio	Ratio	Ratio

Marine	$132,005	$84,099	$38,184	$9,722	63.7%	28.9%	92.6%
Property Casualty	273,977	158,457	87,310	28,210	57.8%	31.9%	89.7%
Professional Liability	57,316	33,211	20,410	3,695	57.9%	35.6%	93.5%

Total	$463,298	$275,767	$145,904	$41,627	59.5%	31.5%	91.0%

	Year Ended December 31, 2007
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit (Loss)	Ratio	Ratio	Ratio

Marine	$112,370	$64,802	$31,878	$15,690	57.7%	28.4%	86.1%
Property Casualty	275,937	159,248	80,509	36,180	57.7%	29.2%	86.9%
Professional Liability	55,149	32,602	19,646	2,901	59.1%	35.6%	94.7%

Total	$443,456	$256,652	$132,033	$54,771	57.9%	29.7%	87.6%

Overall, the net earned premium increased 3.4%, 4.5% and 34.5% in 2009, 2008 and 2007, respectively, reflecting overall increased retention of the business written, higher average renewal rates in 2009 overall business expansion in 2007 and expansion of our professional liability business. These factors were partially offset by a decline in our property casualty business in 2009 as well as overall average renewal rate declines in 2008.
The 2009 underwriting results were favorably impacted by $3.1 million or 0.6 loss ratio points for net prior year savings, which is discussed in the prior year reserve redundancies/deficiencies section. The 2009 net prior year savings declined $38.8 million compared to 2008.

The following table sets forth the impact of Hurricanes Gustav and Ike on the Insurance Companies’ 2008 financial results:

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

The 2008 underwriting results were favorably impacted by $41.9 million or 9.0 loss ratio points for net prior year savings, which is discussed in the prior year reserve redundancies/deficiencies section. The 2008 pre-tax net loss to the Insurance Companies as the result of losses caused by Hurricanes Gustav and Ike of approximately $16.3 million, including $7.2 million of reinstatement costs, increased the Insurance Companies 2008 combined ratio by 10.1 combined ratio points. The after-tax effect reduced net income by $10.6 million.
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
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, approximated 4.1%, 4.3% and 4.5% for 2009, 2008 and 2007, respectively. The increase in net investment income in 2009, 2008 and 2007 versus the comparable prior year was primarily due to the investment of new funds from positive cash flow from operations. The portfolio’s duration was 4.7 years at December 31, 2009 and 4.8 years at December 31, 2008.
The 2009 and 2008 results included provisions of $10.2 million and $36.4 million, respectively, for declines in the market value of securities which were considered to be other-than-temporary. The after-tax effects of such provisions on the 2009 and 2008 net income were $6.7 million and $23.7 million, respectively.

Lloyd’s Operations
The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued in the 2008 second quarter. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.
Syndicate 1221’s stamp capacity was £124 million ($194 million) in 2009, £123 million ($228 million) in 2008 and £140 million ($280 million) in 2007. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. We controlled 100% of Syndicate 1221’s total stamp capacity in 2009, 2008 and 2007 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in our financial statements is gross of commission. We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.

The following table sets forth the results of operations of the Lloyd’s Operations for the following periods:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Gross written premiums	$314,142	$322,732	$296,361
Net written premiums	223,582	188,927	167,778

Net earned premiums	204,242	180,678	158,521
Net losses and loss adjustment expenses	(131,326)	(117,364)	(83,940)
Commission expenses	(37,727)	(34,033)	(25,123)
Other operating expenses	(27,896)	(30,961)	(29,356)
Commission income and other income (expense)	961	(600)	504

Underwriting profit (loss)	8,254	(2,280)	20,606

Net investment income	9,229	11,655	10,524
Net realized gains (losses)	(3,193)	(477)	33

Income before income tax expense	14,290	8,898	31,163

Income tax expense	5,582	3,269	10,946

Net income	$8,708	$5,629	$20,217

Identifiable assets	$799,577	$779,800	$744,002

Loss and loss expenses ratio	64.3%	65.0%	53.0%
Commission expense ratio	18.5%	18.8%	15.8%
Other operating expenses ratio (1)	13.2%	17.5%	18.2%

Combined ratio	96.0%	101.3%	87.0%

(1)	Includes Other operating expenses and Commission income and Other income (expense).
The 2009 earnings in the Lloyd’s Operations improved $3.1 million compared to 2008. The Lloyd’s Operations utilized less reinsurance in 2009 compared to 2008, resulting in higher net premiums. In addition, 2008 results were impacted by losses caused by Hurricanes Gustav and Ike of approximately $13.1 million, including $5.0 million of reinstatement costs, which increased the 2008 combined ratio by 7.1 combined ratio points and reduced net income by $8.5 million.
The 2009 underwriting results were favorably impacted by approximately $5.9 million or 2.9 loss ratio points for net prior years’ savings due to favorable loss development trends which are discussed in the prior year reserve redundancies/deficiencies section. The 2009 net prior years’ savings was a decline of $3.0 million compared to 2008.

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
Reviews of our Lloyd’s Operations’ Hurricanes Katrina and Rita exposures during 2007 resulted in a reduction to the storm loss estimates and increased pre-tax income by $4.1 million consisting of $3.4 million of decreases to incurred losses and a $0.7 million reduction in our reinstatement cost estimates. A portion of this impact was the result of reallocating our net retention for these events between our Insurance Companies and Lloyd’s Operations.
The pre-tax yields on the Lloyd’s Operations investments, excluding net realized capital gains and losses, approximated 2.7%, 3.4% and 3.9% for 2009, 2008 and 2007, respectively. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations. Generally, the Lloyd’s Operations’ investments have been invested with a relatively short average duration, which is reflected in the yield, in order to meet liquidity needs. The decrease in the Lloyd’s Operations’ net investment income in 2009 was due to lower investment yields. The increase in the Lloyd’s Operations’ net investment income in 2008 and 2007 is reflective of the increased investment portfolio primarily due to positive cash flow from operations. The average duration of the Lloyd’s Operations’ investment portfolio was 1.6 years at December 31, 2009 compared to 1.4 years at December 31, 2008.
The 2009 and 2008 results included provisions of $1.6 million and $0.7 million, respectively, for declines in the market value of securities which were considered to be other-than-temporary. The after-tax effects of such provisions on the 2009 and 2008 net income were $1.2 million and $0.5 million, respectively.

See “Results of Operations and Overview — Income Taxes” for a discussion of the Lloyd’s Operations’ income taxes, included herein.
Off-Balance Sheet Transactions
We have no material off-balance sheet transactions with the exception of our letter of credit facility. For a discussion of our letter of credit facility, see “— Liquidity and Capital Resources”, included herein.
Tabular Disclosure of Contractual Obligations
The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated at December 31, 2009:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Reserves for losses and LAE (1)	$1,920,286	$731,746	$668,866	$267,634	$252,040
7% Senior Notes (2)	167,325	8,050	16,100	16,100	127,075
Operating Leases	54,757	7,379	15,403	13,549	18,426

Total	$2,142,368	$747,175	$700,369	$297,283	$397,541

(1)
The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $807 million. See “Business — Loss Reserves” included herein.

(2)	Includes interest payments.

Investments
The following tables set forth our cash and investments as of December 31, 2009 and 2008. The table as of December 31, 2009 includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2008	Fair Value	Gains	(Losses)	Amortized Cost
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$361,656	$25,741	$(145)	$336,060
States, municipalities and political subdivisions	614,609	12,568	(8,036)	610,077
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	299,775	10,930	(26)	288,871
Residential mortgage obligations	56,743	—	(27,119)	83,862
Asset-backed securities	29,436	5	(1,289)	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	113,034

Subtotal	478,638	10,935	(48,784)	516,487
Corporate bonds	188,869	1,398	(14,660)	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	52,523

Cash	1,457	—	—	1,457

Short-term investments	220,684	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$1,939,419

Invested assets increased in 2009 compared to 2008 primarily due to cash flows from operations as well as unrealized gains in 2009. Invested assets increased in 2008 compared to 2007 primarily due to positive cash flows from operations partially offset by unrealized losses in 2008. The consolidated average investment yield of the portfolio decreased in 2009 to 3.8% from 4.1% due to the general decline in market yields over the period. The portfolio’s duration was 4.2 years and 4.3 years as of December 31, 2009 and 2008, respectively. Since the beginning of 2009, the tax-exempt portion of our investment portfolio has increased by $30.1 million to approximately 34.9% of the fixed maturities investment portfolio at December 31, 2009 compared to approximately 36.8% at December 31, 2008.
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
All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities valued as Level 1 or Level 2 in the fair value hierarchy, as defined in the Financial Accounts Standards Board Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate fair value hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price.
Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sampling of the pricing and assess their reasonableness.

The following table presents, for each of the fair value hierarchy levels, our fixed maturities, equity securities and short-term investments that are measured at fair value as of December 31, 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$331,925	$1,484,744	$—	$1,816,669
Equity securities	62,610	—	—	62,610
Short-term investments	9,992	166,807	—	176,799

Total	$404,527	$1,651,551	$—	$2,056,078

There were no significant judgments made in classifying instruments in the fair value hierarchy.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the twelve months ended December 31, 2009:

Twelve Months Ended
($ in thousands)	December 31, 2009

Level 3 investments as of January 1	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of December 31	$—

The following tables set forth our U.S. Treasury bonds, agency bonds and foreign government bonds as of December 31, 2009 and 2008:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$362,614	$5,549	$(560)	$357,625
Agency bonds	82,739	1,489	—	81,250
Foreign government bonds	26,245	359	(37)	25,923

Total	$471,598	$7,397	$(597)	$464,798

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$290,059	$23,243	$(143)	$266,959
Agency bonds	58,401	2,008	(2)	56,395
Foreign government bonds	13,196	490	—	12,706

Total	$361,656	$25,741	$(145)	$336,060

The following table sets forth the fifteen largest holdings categorized as state, municipalities and political subdivisions by counterparty as of December 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)

Issuers:
State of Washington	$17,428	$799	$(25)	$16,654	AA
Texas State Transportation Commission	15,542	—	(163)	15,705	AA+
University of Pittsburgh	14,060	574	—	13,486	AA
City of San Antonio	11,581	571	—	11,010	AA
City of Chicago	11,401	377	(32)	11,056	A-
Virginia Resources Authority	11,389	826	—	10,563	AAA
County of Fairfax	11,027	—	(70)	11,097	AAA
State of Louisiana	9,992	518	—	9,474	A+
State of Wisconsin	9,962	479	—	9,483	AA-
Salt River Project Agricultural Improvement	9,931	155	—	9,776	AA
Commonwealth of Massachusetts	9,059	581	(7)	8,485	AA
New York City Transitional Finance Authority	8,107	—	(343)	8,450	AA
City of New York	8,026	288	(20)	7,758	AA-
Illinois Finance Authority	8,015	69	(222)	8,168	BBB+
Cypress-Fairbanks Independent School Dist	7,985	131	—	7,854	AA-

Subtotal	163,505	5,368	(882)	159,019
All Other	513,194	19,676	(2,035)	495,553

Total	$676,699	$25,044	$(2,917)	$654,572

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2009:

Equivalent	Equivalent			Net
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$639,802	$617,620	$22,182
BBB	Baa	27,668	27,641	27
BB	Ba	2,000	2,014	(14)
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
N/A	N/A	7,229	7,297	(68)

Total		$676,699	$654,572	$22,127

We own $282 million of municipal securities which are credit enhanced by various financial guarantors. As of December 31, 2009, the average underlying credit rating is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of recent downgrades of the credit ratings for several of the financial guarantors.
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
At December 31, 2009, we owned asset-backed securities approximating $0.1 million with subprime mortgage exposures. The securities have an effective maturity of 3.1 years. In addition, we owned residential mortgage obligations approximating $1.5 million classified as Alt-A which is a credit category between prime and subprime. The Alt-A bonds have an effective maturity of 5.6 years. We are receiving principal and/or interest payments on all of these securities and believe such amounts are fully collectible.

The following tables set forth our mortgage-backed securities, residential mortgage obligations and asset-backed securities by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of December 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Agency mortgage-backed securities:
GNMA	$44,351	$1,300	$(53)	$43,104
FNMA	173,786	8,716	(11)	165,081
FHLMC	65,441	2,591	(34)	62,884

Total	$283,578	$12,607	$(98)	$271,069

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Residential mortgage obligations:
Prime	$29,565	$—	$(6,836)	$36,401
Alt-A	1,506	—	(410)	1,916
Subprime	—	—	—	—

Total	$31,071	$—	$(7,246)	$38,317

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)

Asset-backed securities:
Prime	$16,323	$612	$(10)	$15,721
Alt-A	—	—	—	—
Subprime	146	—	(24)	170

Total	$16,469	$612	$(34)	$15,891

The following table sets forth the fifteen largest residential mortgage obligations as of December 31, 2009:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)

GMAC Mtg Corp Ln Tr 05 Ar6 2A1	2005	$2,907	$3,489	$(582)	BB	B3
Merrill Lynch Mtg Inv Inc 05 A9 2A1E	2005	2,569	3,523	(954)	B+	NR
Wells Fargo Mtg Bkd Secs Tr 06 Ar5 2A1	2006	2,469	2,725	(256)	NR	Caa1
Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	966	1,102	(136)	NR	A2
Merrill Lynch Mtg Inv Inc 05 A9 2A1	2005	742	780	(38)	BBB	NR
Bear Stearns Adjustable Rate 06 1 A1	2006	712	814	(102)	NR	Baa1
GSR Mortgage Loan Trust 06 Ar1 2A1	2006	662	833	(171)	BB	NR
Wells Fargo Mtg Bkd Secs Tr 06 Ar6 3A	2006	641	773	(132)	NR	B2
JP Morgan Mortgage Trust 06 A4 1A1	2006	628	869	(241)	NR	B3
Master Adj Rate Mtg Tr 05 6 5A1	2005	618	811	(193)	B-	Baa2
Bear Stearns Adjustable Rate 05 3 2A1	2005	610	706	(96)	BB	Ba1
Mortgageit Trust 05 1 2A	2005	605	672	(67)	AAA	Aaa
JP Morgan Mortgage Trust 07-A3 1A1	2007	604	890	(286)	CCC	NR
Wells Fargo Mortgage Backed Se 06-Ar14 2	2006	577	722	(145)	NR	Caa1
JP Morgan Mortgage Trust 05 A4 3A1	2005	556	600	(44)	AAA	Baa1

Subtotal		15,866	19,309	(3,443)
All Other		15,205	19,008	(3,803)

Total		$31,071	$38,317	$(7,246)

Details of the collateral of our asset-backed securities portfolio as of December 31, 2009 are presented below:

								Total
							Total	Amortized	Unrealized
	AAA	AA	A	BBB	BB	CC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$7,331	$3,574	$461	$1,633	$—	$—	$12,999	$12,556	$443
Credit Cards	—	—	—	—	88	—	88	91	(3)
Miscellaneous	3,235	2	—	—	—	145	3,382	3,244	138

Total	$10,566	$3,576	$461	$1,633	$88	$145	$16,469	$15,891	$578

The commercial mortgage-backed securities are all rated investment grade by S&P or by Moody’s. The following table sets forth the fifteen largest commercial mortgage-backed securities portfolio as of December 31, 2009:

				Average
	Issue	Fair	Book	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	LTV %	Rate	Level	Rating	Rating
	($ in thousands)

Wachovia Bank Comm Mtg 05 C18 A4	2005	$6,806	$6,859	72.18%	8.80%	32.07%	AAA	Aaa
GS Mtg Secs Corp II 05 GG4 A4A	2005	6,487	6,608	71.96%	7.15%	30.86%	AAA	Aaa
Four Times Square 06-4TS A	2006	5,943	7,029	39.40%	0.00%	7.94%	AAA	Aa1
Citigroup/Deutsche Bank Comm Mtg 05 CD1 A4	2005	5,840	5,867	68.74%	8.73%	30.97%	AAA	Aaa
LB-UBS Comm Mtg Trust 06 C7 A3	2006	5,775	6,330	66.98%	6.06%	29.99%	AAA	NR
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	4,933	4,883	57.39%	0.41%	28.20%	NR	Aaa
Bear Stearns Comm Mtg Secs 07 PW15 A4	2007	4,414	5,135	69.96%	17.44%	30.31%	A+	Aaa
Banc Of America Comm Mtg Inc 07 1 A4	2007	4,189	4,780	74.54%	13.28%	30.49%	NR	Aaa
Morgan Stanley Capital I 07 HQ11 A4	2007	4,163	4,787	70.94%	3.67%	30.23%	A	Aaa
Merrill Lynch Mtg Trust 05 CIP1 A4	2005	3,936	4,035	70.86%	14.00%	31.01%	NR	Aaa
Commercial Mtg Pass Through Cert 05 C6 A5A	2005	3,932	4,053	72.20%	8.77%	29.89%	AAA	Aaa
Morgan Stanley Capital I 04 T13 A4	2004	3,316	3,327	58.81%	0.00%	15.53%	NR	Aaa
Citigroup Comm Mtg Trust 06 C5 A4	2006	3,250	3,511	69.00%	14.80%	30.37%	NR	Aaa
GE Capital Comm Mtg Svcs 02 1A A3	2002	2,634	2,502	72.46%	2.63%	25.03%	NR	Aaa
CSFB Mtg Secs Corp 03 C3 A5	2003	2,559	2,523	62.03%	3.49%	20.69%	AAA	Aaa

Subtotal		68,177	72,229
All Other		32,216	32,598

Total		$100,393	$104,827

The following table shows the amount and percentage of our fixed maturities and short-term investments at December 31, 2009 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
($ in thousands)

Extremely Strong	AAA	$1,124,403	57%
Very Strong	AA	494,764	25%
Strong	A	275,016	14%
Adequate	BBB	67,400	3%
Speculative	BB & below	24,656	1%
Not Rated	NR	7,229	0%

Total	AA	$1,993,468	100%

Following is a list of the top fifteen corporate bond holdings for fixed maturities at fair value. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized	S&P
	Value	Gains	(Losses)	Cost	Rating
	($ in thousands)
Issuers:
General Electric	$20,475	$777	$(9)	$19,707	AA
Southern Co	11,797	149	(159)	11,807	A
Conoco Phillips	11,428	225	—	11,203	A
Goldman Sachs Group	10,927	258	—	10,669	A-
Bank of America Corp	8,823	248	(33)	8,608	A-
Transcanada Corp	8,445	349	—	8,096	A-
Citigroup Inc	6,912	129	(170)	6,953	BBB+
JP Morgan Chase & Co	6,345	44	—	6,301	A
Statoilhydro ASA	5,830	277	—	5,553	AA-
Wells Fargo & Co	5,216	243	(25)	4,998	A+
Scana Corp	5,206	105	—	5,101	A-
Morgan Stanley	5,112	184	—	4,928	A-
Mead Johnson Nutrition Co	4,943	—	(35)	4,978	BBB-
Bank of New York	3,658	190	—	3,468	A+
Pfizer Inc	3,623	300	—	3,323	A+

Subtotal	118,740	3,478	(431)	115,693
All Other	118,121	5,633	(328)	112,816

Total	$236,861	$9,111	$(759)	$228,509

The following table sets forth the fifteen largest equity securities holdings as of December 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$4,656	$1,361	$—	$3,295
Vanguard Emerging Market Stock Index	4,207	1,771	—	2,436
Vanguard Pacific Stock Index	3,967	1,041	—	2,926
Vanguard European Stock Index	3,883	1,292	—	2,591
PPG Industries	1,818	626	—	1,192
3M Co	1,794	553	—	1,241
Merck & Co Inc	1,782	462	—	1,320
The Boeing Co	1,719	327	—	1,392
Kraft Foods Inc	1,713	211	—	1,502
Philip Morris International Inc	1,711	352	—	1,359
EI Du Pont De Nemours & Co	1,705	404	—	1,301
Diageo PLC	1,704	512	—	1,192
Unilever NV	1,660	654	—	1,006
BP PLC	1,641	506	—	1,135
Johnson & Johnson	1,617	189	—	1,428

Subtotal	35,577	10,261	—	25,316
All Other	27,033	4,983	(10)	22,060

Total	$62,610	$15,244	$(10)	$47,376

The following table summarizes all securities in an unrealized loss position at December 31, 2009 and 2008, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position as well as the number of securities:

	December 31, 2009			December 31, 2008
	# of	Fair	Gross	# of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	24	$116,566	$597	4	$3,862	$145
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	24	116,566	597	4	3,862	145

States, municipalities and political subdivisions
0-6 Months	47	108,290	2,291	72	68,727	2,187
7-12 Months	4	3,534	112	73	118,910	4,376
> 12 Months	23	17,777	514	17	15,918	1,473

Subtotal	74	129,601	2,917	162	203,555	8,036

Agency mortgage-backed securities
0-6 Months	5	18,385	98	3	2,130	6
7-12 Months	—	—	—	6	3,471	9
> 12 Months	—	—	—	11	962	11

Subtotal	5	18,385	98	20	6,563	26

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	65	39,012	20,779
> 12 Months	73	31,071	7,246	14	10,315	6,340

Subtotal	73	31,071	7,246	79	49,327	27,119

Asset-backed securities
0-6 Months	—	—	—	53	22,079	653
7-12 Months	—	—	—	10	6,630	550
> 12 Months	4	637	34	2	224	86

Subtotal	4	637	34	65	28,933	1,289

Commercial mortgage-backed securities
0-6 Months	11	28,103	324	6	6,461	280
7-12 Months	—	—	—	21	31,505	5,628
> 12 Months	21	45,135	4,704	26	54,717	14,442

Subtotal	32	73,238	5,028	53	92,683	20,350

Corporate bonds
0-6 Months	13	33,275	337	75	57,805	2,445
7-12 Months	—	—	—	89	57,971	5,893
> 12 Months	8	6,325	422	40	27,873	6,322

Subtotal	21	39,600	759	204	143,649	14,660

Total fixed maturities	233	$409,098	$16,679	587	$528,572	$71,625

Equity securities — common stocks
0-6 Months	—	$—	$—	17	$8,991	$1,941
7-12 Months	—	—	—	2	351	46
> 12 Months	1	872	10	—	—	—

Total equity securities	1	$872	$10	19	$9,342	$1,987

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies. See Critical Accounting Estimates — Impairment of Invested Assets for additional information on our policies. The residential mortgage obligation’s gross unrealized loss in the above table for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.
To determine whether the unrealized loss on structured securities is other-than-temporary, we project an expected principal loss under a range of scenarios and utilize the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A breakeven default rate is also calculated. A comparison to the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies these assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.
As of December 31, 2009, the largest single unrealized loss by an issuer in the fixed maturities category was $1.1 million.
The following table summarizes the gross unrealized investment losses as of December 31, 2009 by length of time where the fair value is less than 80% of amortized cost.

	Period for Which Fair Value is Less than 80% of Amortized Cost
			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed Maturities	$—	$—	$—	$(4,520)	$(4,520)
Equity Securities	—	—	—	—	—

Total	$—	$—	$—	$(4,520)	$(4,520)

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell debt securities in unrealized loss positions that are not other-than temporarily impaired before recovery. We may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The following table shows the composition by NAIC rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2009. Not all of the securities are rated by S&P and/or Moody’s:

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
				($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$9,979	59%	$356,726	87%
2	BBB	Baa	1,050	6%	24,186	6%
3	BB	Ba	300	2%	4,156	1%
4	B	B	2,979	18%	11,630	3%
5	CCC or lower	Caa or lower	2,276	14%	8,871	2%
6	N/A	N/A	95	1%	3,529	1%

	Total		$16,679	100%	$409,098	100%

At December 31, 2009, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at December 31, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$23	0%	$4,006	1%
Due after one year through five years	596	4%	109,756	27%
Due after five years through ten years	1,554	9%	95,386	23%
Due after ten years	2,100	13%	76,619	19%

Mortgage- and asset-backed securities	12,406	74%	123,331	30%

Total fixed income securities	$16,679	100%	$409,098	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.5 years.
Liquidity and Capital Resources
Cash flows from operations were $103.9 million, $245.3 million and $284.6 million for 2009, 2008, and 2007, respectively. The decline in cash flow from operations in 2009 compared to 2008 was primarily a result of an increase in losses and LAE paid for claims of $82.4 million. Operating cash flow was used primarily to acquire additional investments of fixed income securities.
Investments and cash increased to $2.06 billion at December 31, 2009 from $1.92 billion at December 31, 2008. The increase was primarily due to the positive cash flow from operations. Net investment income was $75.5 million for 2009, $76.6 million for 2008 and $70.7 million for 2007.
The approximate pre-tax yields of the investment portfolio, excluding net realized gains and losses, were 3.8% for 2009 and 4.1% for 2008 and 4.4% for 2007. The decline in the pre-tax investment yields was due to a decline in yields for our short duration investment holdings.
At December 31, 2009, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. We believe that we have limited exposure to credit risk since the fixed maturity investment portfolio, except for $31.9 million, consists of investment-grade bonds. At December 31, 2009, our investment portfolio had an average maturity of 5.1 years and a duration of 4.2 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. As of December 31, 2009 and 2008, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

On April 3, 2009, we entered into a $75 million credit facility agreement entitled “Fourth Amended and Restated Credit Agreement” with a consortium of banks, and is a letter of credit facility that replaced the credit facility that expired on March 31, 2009. The credit facility expires on April 2, 2010. The credit facility is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility had previously been amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. In addition, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009.
The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is collateralized by all of the common stock of Navigators Insurance Company and to the extent the aggregate face amount issued under the credit facility exceeds $75 million on account of these fluctuations we are required to post collateral with the lead bank of the consortium, which we have done as of December 31, 2009 in the amount of $8.6 million. We were in compliance with all covenants at December 31, 2009. At December 31, 2009, letters of credit with an aggregate face amount of $81.5 million were issued under the credit facility.
As a result of the April 3, 2009 amendment, the cost of the letter of credit portion of the credit facility increased to 2.00% from 0.75% for the issued letters of credit and to 0.375% from 0.10% for the unutilized portion of the letter of credit facility. As a result of the 2007 amendment, the cost of the letter of credit portion of the credit facility was reduced to 0.75% from 1.00% for the issued letters of credit and to 0.10% from 0.125% for the unutilized portion of the letter of credit facility. The cost of the line of credit portion of the credit facility was also reduced to 0.75% from 1.00% over our choice of LIBOR or prime for the utilized portion and to 0.10% from 0.125% for the unutilized portion.
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
Generally, for pro rata or quota share reinsurers, including pool participants, we issue quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. We have the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1.0 million) as set forth in the pro-rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.

Generally, for excess-of-loss reinsurers we pay monthly or quarterly deposit premiums based on the estimated subject premiums over the contract period (usually one year) which are subsequently adjusted based on actual premiums determined after the expiration of the applicable reinsurance treaty. Paid losses subject to excess-of-loss recoveries are generally billed as they occur and are usually settled by reinsurers within 30 calendar days for the Insurance Companies and 30 business days for the Lloyd’s Operations.
We sometimes withhold funds from reinsurers and may apply ceded loss billings against such funds in accordance with the applicable reinsurance agreements.
At December 31, 2009, ceded asbestos paid and unpaid losses recoverable were $8.9 million. We generally experience significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in our ongoing assessment of such reinsurance recoverables.
We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from our positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Gustav, Ike, Katrina and Rita could significantly impact our liquidity needs. However, we expect to continue to pay these hurricane losses over a period of years from cash flow and, if needed, short-term investments. We expect to collect our paid reinsurance recoverables generally under the terms described above.
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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2009 and 2008, our capital resources were as follows:

	December 31,
	2009	2008
	($ in thousands)

Senior debt	$114,010	$123,794
Stockholders’ equity	801,519	689,317

Total capitalization	$915,529	$813,111

Ratio of debt to total capitalization	12.5%	15.2%

The increase in stockholders’ equity in 2009 was primarily due to 2009 net income of $63.2 million and $46.0 million of unrealized gains in 2009 within our investment portfolio. The increase in stockholders’ equity in 2008 was primarily due to net income of $51.7 million partially offset by $25.2 million of unrealized losses in 2008 within our investment portfolio.
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
In November 2009, the Company’s Board of Directors adopted a stock repurchase program for up to $35 million of our common stock through December 31, 2010. Purchases under the program will be made from time to time at prevailing prices in open market or privately negotiated transactions. The timing and amount of purchases under the program to date are dependent on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. Through December 31, 2009 we purchased 141,576 shares of our common stock at an aggregate cost of $6.8 million. From January 1, 2010 through February 22, 2010, the Parent Company purchased an additional 300,000 shares of its common stock in the open market at an aggregate cost of $13.0 million.
In October 2007, the Company’s Board of Directors adopted a stock repurchase program for up to $30 million of our common stock. Purchases were made from time to time at prevailing prices in open market or privately negotiated transactions through the expiration of the program on December 31, 2008. The timing and amount of purchases under the program were dependent on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. In total, we purchased 224,754 shares of our common stock at an aggregate cost of $11.5 million.
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
In July 2009, we filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement, which expires in July 2012, allows for the future possible offer and sale by the Company of up to $500 million in the aggregate of various types of securities including common stock, preferred stock, debt securities, depositary shares, warrants, units or preferred. The shelf registration statement enables us to efficiently access the public equity or debt markets in order to meet future capital needs, if necessary. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments of $4.0 million. Going forward, the interest payments on our senior debt will be made from one or a combination of funds at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2009 surplus of Navigators Insurance Company, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during 2010 without prior regulatory approval was $64.6 million. Dividends of $25.0 million and $20.0 million were paid by Navigators Insurance Company during 2009 and 2008, respectively.
Condensed Parent Company balance sheets as of December 31, 2009 and 2008 are shown in the table below:

	December 31,
	2009	2008
	($ in thousands)

Cash and investments	$63,676	$52,149
Investments in subsidiaries	846,295	751,864
Goodwill and other intangible assets	2,534	2,534
Other assets	5,213	8,769

Total assets	$917,718	$815,316

7% Senior Notes	$114,010	$123,794
Accounts payable and other liabilities	847	747
Accrued interest payable	1,342	1,458
Deferred compensation payable	—	—

Total liabilities	116,199	125,999

Stockholders’ equity	801,519	689,317

Total liabilities and stockholders’ equity	$917,718	$815,316

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2009. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.
The carrying value of our investment portfolio as of December 31, 2009 was $2.06 billion of which 88.3% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We do not have any commodity risk exposure.
For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.
There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the twelve months ended December 31, 2009. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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
For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2009.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio at December 31, 2009.

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
	($ in thousands)

December 31, 2009:
Total market value	$2,087,958	$2,040,514	$1,993,468	$1,946,821	$1,900,971
Market value change from base	4.74%	2.36%		-2.34%	-4.64%
Change in unrealized value	$94,490	$47,046	$—	$(46,647)	$(92,497)
Equity Price Risk
Our portfolio of equity securities currently valued at $62.6 million, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.
Foreign currency exchange rate risk
Our Lloyd’s Operations maintain both assets and liabilities in certain foreign currencies. Therefore, foreign exchange rate risk is generally limited to net assets denominated in those foreign currencies. The principal currencies creating foreign exchange risk for us are the British pound, the Euro and the Canadian dollar.
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

Management’s Report on Internal Control over Financial Reporting
(a) Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report in item (b) below.

(b) Attestation report of the registered public accounting firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
New York, New York
February 26, 2010

(c) Changes in internal control over financial reporting
There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and executive officers is contained under “Election of Directors” in our 2010 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in our 2010 Proxy Statement, which information is incorporated herein by reference.
We have adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers, which is applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller and all other persons performing similar functions. A copy of such Code is available on our website at www.navg.com under the Corporate Governance link. Any amendments to, or waivers of, such Code which apply to any of the financial professionals listed above will be disclosed on our website under the same link promptly following the date of such amendment or waiver.
Item 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is contained under “Compensation Discussion and Analysis” in our 2010 Proxy Statement, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in our 2010 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under our equity compensation plans is contained under “Equity Compensation Plan Information” in our 2010 Proxy Statement, which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning relationships and related transactions of our directors and officers is contained under “Related Party Transactions” in our 2010 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in our 2010 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2010 Proxy Statement, which information is incorporated herein by reference.
Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

The Navigators Group, Inc. (Company)
Dated: February 26, 2010	By:	/s/ FRANCIS W. MCDONNELL
Francis W. McDonnell
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 26, 2010

/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ FRANCIS W. MCDONNELL Francis W. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ THOMAS C. CONNOLLY Thomas C. Connolly	Vice President and Treasurer Navigators Management Company (Principal Accounting Officer)	February 26, 2010

/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 26, 2010

/s/ PETER A. CHENEY Peter A. Cheney	Director	February 26, 2010

/s/ WILLIAM T. FORRESTER William T. Forrester	Director	February 26, 2010

/s/ JOHN F. KIRBY John F. Kirby	Director	February 26, 2010

/s/ MARC M. TRACT Marc M. Tract	Director	February 26, 2010

/s/ ROBERT F. WRIGHT Robert F. Wright	Director	February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
New York, New York
February 26, 2010

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,
	2009	2008

ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2009, $1,777,983; 2008, $1,664,755)	$1,816,669	$1,643,772
Equity securities, available-for-sale, at fair value (cost: 2009, $47,376; 2008, $52,523)	62,610	51,802
Short-term investments, at cost which approximates fair value	176,799	220,684
Cash	509	1,457

Total investments and cash	2,056,587	1,917,715

Premiums receivable	193,460	170,522
Prepaid reinsurance premiums	162,344	188,874
Reinsurance recoverable on paid losses	76,505	67,227
Reinsurance recoverable on unpaid losses and loss adjustment expenses	807,352	853,793
Deferred policy acquisition costs	56,575	47,618
Accrued investment income	17,438	17,411
Goodwill and other intangible assets	7,057	6,622
Current income tax receivable, net	4,854	—
Deferred income tax, net	31,222	54,736
Other assets	40,600	25,062

Total assets	$3,453,994	$3,349,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,920,286	$1,853,664
Unearned premiums	475,171	480,665
Reinsurance balances payable	98,555	140,319
Senior notes	114,010	123,794
Federal income taxes payable	—	5,874
Accounts payable and other liabilities	44,453	55,947

Total liabilities	2,652,475	2,660,263

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,212,814 shares for 2009 and 17,080,826 shares for 2008	1,721	1,708
Additional paid-in capital	304,505	298,872
Treasury stock, at cost (366,330 shares for 2009 and 224,754 shares for 2008)	(18,296)	(11,540)
Retained earnings	469,934	406,776
Accumulated other comprehensive income (loss)	43,655	(6,499)

Total stockholders’ equity	801,519	689,317

Total liabilities and stockholders’ equity	$3,453,994	$3,349,580

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Year Ended December 31,
	2009	2008	2007

Gross written premiums	$1,044,918	$1,084,922	$1,070,707

Revenues:
Net written premiums	$701,255	$661,615	$645,796
Increase in unearned premiums	(17,892)	(17,639)	(43,819)

Net earned premiums	683,363	643,976	601,977
Commission income	87	1,005	1,736
Net investment income	75,512	76,554	70,662
Total other-than-temporary impairment losses	(29,265)	(37,045)	(655)
Portion of loss recognized in other
comprehensive income (before tax)	17,388	—	—

Net other-than-temporary impairment losses
recognized in earnings	(11,877)	(37,045)	(655)
Net realized gains (losses)	9,217	(1,254)	2,661
Other income	6,578	430	278

Total revenues	762,880	683,666	676,659

Expenses:
Net losses and loss adjustment expenses	435,998	393,131	340,592
Commission expenses	98,908	89,785	77,613
Other operating expenses	132,671	123,148	110,409
Interest expense	8,455	8,871	8,863

Total expenses	676,032	614,935	537,477

Income before income taxes	86,848	68,731	139,182

Income tax expense	23,690	17,039	43,562

Net income	$63,158	$51,692	$95,620

Net income per common share:
Basic	$3.73	$3.08	$5.69
Diluted	$3.65	$3.04	$5.62

Average common shares outstanding:
Basic	16,935	16,802	16,812
Diluted	17,322	16,992	17,005
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Year Ended December 31,
	2009	2008	2007

Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common stock
Balance at beginning of year	$1,708	$1,687	$1,674
Shares issued under stock plans	13	21	13

Balance at end of year	$1,721	$1,708	$1,687

Additional paid-in capital
Balance at beginning of year	$298,872	$291,616	$286,732
Shares issued under stock plans	5,633	7,256	4,884

Balance at end of year	$304,505	$298,872	$291,616

Treasury stock held at cost
Balance at beginning of year	$(11,540)	$—	$—
Treasury stock acquired	(6,756)	(11,540)	—

Balance at end of year	$(18,296)	$(11,540)	$—

Retained earnings
Balance at beginning of year	$406,776	$355,084	$259,464
Net income	63,158	51,692	95,620

Balance at end of year	$469,934	$406,776	$355,084

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$(15,062)	$10,186	$849
Change in year	46,020	(25,248)	9,337

Balance at end of year	30,958	(15,062)	10,186

Non-credit other-than-temporary impairment gains (losses), net of tax
Balance at beginning of year	—	—	—
Change in period	4,000	—	—

Balance at end of period	4,000	—	—

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,563	3,533	2,624
Net adjustment	134	5,030	909

Balance at end of year	8,697	8,563	3,533

Balance at end of year	$43,655	$(6,499)	$13,719

Total stockholders’ equity at end of year	$801,519	$689,317	$662,106

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2009	2008	2007

Net income	$63,158	$51,692	$95,620

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $25,602, $(12,034) and $4,858 in 2009, 2008 and 2007, respectively(1)	50,020	(25,248)	9,337
Change in foreign currency translation gains (losses), net of tax expense of $72, $2,709 and $490 in 2009, 2008 and 2007, respectively	134	5,030	909

Other comprehensive income (loss)	50,154	(20,218)	10,246

Comprehensive income	$113,312	$31,474	$105,866

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$48,068	$(50,142)	$10,643
Less: reclassification adjustment for net realized gains (losses) included in net income	5,882	(768)	1,732
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(7,834)	(24,126)	(426)

Change in net unrealized gains (losses) on securities, net of tax	$50,020	$(25,248)	$9,337

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$63,158	$51,692	$95,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,551	4,761	3,350
Deferred income taxes	(2,285)	(16,522)	(4,401)
Net realized (gains) losses	2,660	38,299	(2,006)
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	42,781	(48,314)	129,314
Reserves for losses and loss adjustment expenses	54,050	237,817	34,844
Prepaid reinsurance premiums	27,788	(3,701)	(8,410)
Unearned premium	(8,872)	20,183	52,131
Premiums receivable	(20,447)	(14,369)	2,470
Commissions receivable	284	2,020	1,279
Deferred policy acquisition costs	(8,394)	2,627	(9,770)
Accrued investment income	(11)	(1,822)	(2,553)
Reinsurance balances payable	(42,808)	(10,048)	(34,342)
Current income taxes	(12,094)	(798)	6,847
Other	3,549	(16,550)	20,270

Net cash provided by operating activities	103,910	245,275	284,643

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	135,374	131,674	156,730
Sales	473,913	186,106	218,044
Purchases	(728,216)	(473,295)	(624,092)
Equity securities, available-for-sale
Sales	18,899	22,041	30,702
Purchases	(21,947)	(40,746)	(61,930)
Change in payable for securities	(15,836)	(112)	(428)
Net change in short-term investments	47,821	(61,431)	7,560
Purchase of property and equipment	(2,781)	(7,548)	(8,804)

Net cash used in investing activities	(92,773)	(243,311)	(282,218)

Financing activities:
Purchase of treasury stock	(6,756)	(11,540)	—
Purchase of Senior notes	(7,000)	—	—
Proceeds of stock issued from employee stock purchase plan	727	963	606
Proceeds of stock issued from exercise of stock options	944	3,014	1,627

Net cash (used in) provided by financing activities	(12,085)	(7,563)	2,233

Effect of exchange rate changes on foreign currency cash	—	—	(6)
Increase (decrease) in cash	(948)	(5,599)	4,652
Cash at beginning of year	1,457	7,056	2,404

Cash at end of year	$509	$1,457	$7,056

Supplemental cash information:
Income taxes paid	$37,089	$34,990	$40,046
Interest paid	8,355	8,750	8,750
Issuance of stock to directors	210	200	181
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The accompanying consolidated financial statements, consisting of the accounts of The Navigators Group, Inc., a Delaware holding company established in 1982, and its wholly-owned subsidiaries, are prepared on the basis of U.S. generally accepted accounting principles (“GAAP” or “U.S. GAAP”). The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain amounts for prior years have been reclassified to conform to the current year’s presentation.
We are an international insurance company focusing on specialty products within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance as well as other specialty insurance lines such as contractors’ liability and primary and excess liability coverages.
Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.
We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2009 and 2008 underwriting years through our wholly owned subsidiary, Navigators Corporate Underwriters Ltd., and through both Millennium Underwriting Ltd., another wholly owned subsidiary, and Navigators Corporate Underwriters Ltd. in 2007, which are referred to as corporate names in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. For financial information by segment, see Note 3: Segment Information to the Consolidated Financial Statements.

Significant Accounting Policies
Cash
Cash includes cash on hand, demand deposits with banks and treasury bills with original maturities of less than 90 days.
Investments
As of December 31, 2009 and 2008, all fixed maturity and equity securities held by the Company were classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders’ equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock.
All fixed maturities, short-term investments and equity securities are carried at fair value. All prices for our fixed maturities, short-term investments and equity securities valued as Level 1 or Level 2 in the fair value hierarchy, as defined in the Financial Accounts Standards Board Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate fair value hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sampling of the pricing and assess their reasonableness.
For mortgage-backed and asset-backed securities, anticipated prepayments and expected maturities are utilized in applying the interest rate method to our mortgage-backed and asset-backed securities. An effective yield is calculated based on projected principal cash flows at the time of original purchase. The effective yield is used to amortize the purchase price of the security over the security’s expected life. Book values are adjusted to reflect the amortization of premium or accretion of discount on a monthly basis.
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
In the first quarter of 2009, we adopted accounting guidance relating to the recognition and presentation of other-than-temporary impairments (“OTTI”) on fixed maturity securities. When assessing whether the amortized cost basis of a fixed maturity security will be recovered, we compare the present value of cash flows expected to be collected to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within Other Comprehensive Income (“OCI”). Prior to 2009, when a fixed maturity security in our investment portfolio had an unrealized loss that was deemed to be other-than-temporary, we wrote the security down to fair value through a charge to operations.
For equity securities, in general, we focus our attention on those securities whose fair value was less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, as appropriate, the length of time the investment has been below cost and by how much. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.
For equity securities, we consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. Our ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.
Day to day management of our investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in market and other factors described above. We believe that subsequent decisions to sell such securities are consistent with the classification of our portfolio as available-for-sale. Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, investment managers are required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.

Syndicate 1221
We record Syndicate 1221’s assets, liabilities, revenues and expenses under U.S. GAAP. Lloyd’s syndicates determine underwriting results by year of account at the end of three years. We record adjustments to recognize underwriting results as incurred, including the ultimate cost of losses incurred. These adjustments to losses are based on actuarial analysis of Syndicate 1221’s accounts, including forecasts of expected ultimate losses. At the end of the Lloyd’s three year period for determining underwriting results for an account year, Syndicate 1221 will close the account year by reinsuring outstanding claims on that account year with the participants for the account’s next underwriting year. The amount to close an underwriting year into the next year is referred to as the “reinsurance to close” (“RITC”). The RITC transaction, recorded in the fourth quarter, does not result in any gain or loss. The ceding participants pay the assuming participants an amount based on the unearned premiums and outstanding claims in the underwriting account at the date of the assumption. The reinsurance to close amounts represents the transfer of the assets and liabilities from the participants of a closing underwriting year to the participants of the next underwriting year. To the extent our participation in Syndicate 1221 changes, the reinsurance to close amounts vary accordingly.
Translation of Foreign Currencies
Functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of Accumulated other comprehensive income. Statement of income amounts expressed in functional currencies are translated using average exchange rates. Realized gains and losses resulting from foreign currency transactions are recorded in Other income (expense) in our Consolidated Statements of Income.
Premium Revenues
Insurance premiums are recognized as revenue ratably over the period of the insurance contract or over the period of risk if the period of risk differs significantly from the contract period. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by the agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

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
Reserves for Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses (“IBNR”). IBNR loss reserves are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis.
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if all issued stock options were exercised and all stock grants were fully vested.

Reinsurance Ceded
In the normal course of business, reinsurance is purchased by us from insurers or reinsurers to reduce the amount of loss arising from claims. In order to determine the proper accounting for the reinsurance, management analyzes the reinsurance agreements to determine whether the reinsurance should be classified as prospective or retroactive based upon the terms of the reinsurance agreement and whether the reinsurer has assumed significant insurance risk to the extent that the reinsurer may realize a significant loss from the transaction.
Prospective reinsurance is reinsurance in which an assuming company agrees to reimburse the ceding company for losses that may be incurred as a result of future insurable events covered under contracts subject to the reinsurance. Retroactive reinsurance is reinsurance in which an assuming company agrees to reimburse a ceding company for liabilities incurred as a result of past insurable events covered under contracts subject to the reinsurance. The analysis of the reinsurance contract terms has determined that all of our reinsurance is prospective reinsurance with adequate transfer of insurance risk to the reinsurer to qualify for reinsurance accounting treatment.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets were $7.1 million and $6.6 million at December 31, 2009 and 2008, respectively. The goodwill and other intangible assets consist of $2.5 million for the underwriting agencies at both December 31, 2009 and 2008, and $4.6 million and $4.1 million for the Lloyd’s Operations at December 31, 2009 and 2008, respectively. The December 31, 2009 goodwill and intangible assets of $7.1 million consists of $4.9 million of goodwill and $2.2 million of other intangible assets. The December 31, 2008 goodwill and other intangible assets of $6.6 million consists of $4.6 million of goodwill and $2.0 million of other intangible assets. Goodwill and other intangible assets on the Company’s consolidated balance sheets may fluctuate due to changes in the currency exchange rates between the U.S. dollar and the British pound.
We completed our annual impairment review of goodwill and other intangible assets which resulted in no impairment as of December 31, 2009.

Stock-Based Compensation
All equity-based awards granted to employees and existing awards modified on or after January 1, 2003 are accounted for at fair value with compensation expense recorded in net income. For equity-based awards that contain a vesting period, compensation expense is generally recorded over the vesting period. In some cases, grants vest over five years with one-third vesting in each of the third, fourth and fifth years.
Income Taxes
We apply the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition to all of our reserves for losses and loss adjustment expenses being an estimate, a portion of our premiums are estimated for unreported premiums, mostly for the marine business written by our U.K. Branch and Lloyd’s Operations. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is bound and written. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the Accounting Standards Codification (“ASC” or “Codification”). The Codification is the single source of authoritative GAAP to be applied by nongovernmental entities. The Codification is not intended to change GAAP but rather reorganize divergent accounting literature into an accessible and user-friendly system. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this guidance as of the third quarter of 2009. Adoption of this guidance did not have an effect on our consolidated financial condition, results of operations or cash flows. Technical references to GAAP included in these Notes to Interim Consolidated Financial Statements are provided under the Codification structure.
In September 2009, the FASB issued accounting guidance (Accounting Standards Update (“ASU”) 2009-05) for measuring liabilities at fair value (ASC 820-10). This guidance provides clarification on the measurement of liabilities when a quoted price in an active market for an identical liability is not available. In addition, the guidance clarifies that the existence of a restriction preventing the transfer of the liability should not be included as a separate input or adjustment to adjustment to other inputs when determining the fair value of a liability. Finally, the guidance clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when trader as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This guidance was effective for interim and annual periods beginning after August 27, 2009. We adopted this guidance in the fourth quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.

In May 2009, the FASB issued accounting guidance for subsequent events (ASC 855-10, as amended by ASU 2010-09). This guidance establishes general standards for the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in the financial statements; and 3) The disclosures that an entity should make about events that occurred after the balance sheet date. This guidance was effective for interim and annual financial periods ending after September 15, 2009. We adopted this guidance in the third quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.
In April 2009, the FASB issued accounting guidance that amends fair value measurements and disclosures (ASC 820-10-65). This guidance provides additional guidance for estimating fair value when the volume and level of activity of the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. This guidance was effective for interim and annual reporting periods ending after September 15, 2009, and shall be applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. We elected to early adopt this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.
In April 2009, the FASB issued accounting guidance for debt and equity investment securities (ASC 320-10-65). This guidance modifies the requirements for recognizing an other-than-temporary impairment on debt securities, the presentation of other-than-temporary impairment losses and increases the frequency of and expands the required disclosures for debt and equity securities. This guidance was effective for interim and annual reporting periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.
In April 2009, the FASB issued accounting guidance for interim disclosures for financial instruments (ASC 825-10-65). This guidance requires disclosures of fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance was effective for interim reporting periods ending after September 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.
In April 2008, the FASB issued accounting guidance for the useful life of intangible assets (ASC 350-30-55). This guidance amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. This guidance was effective for fiscal years beginning after December 15, 2008. We adopted this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.

In March 2008, the FASB issued accounting guidance for disclosures about derivative instruments and hedging activities (ASC 815-10). This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We adopted this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.
In December 2007, the FASB issued accounting guidance for business combinations (ASC 805-10). This guidance amends the recognition provisions for assets and liabilities acquired in a business combination, including those arising from contractual and non-contractual contingencies. In addition, this guidance also amends the recognition criteria for contingent consideration. This guidance became effective as of January 1, 2009. We adopted this guidance in the first quarter of 2009. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.
Recent Accounting Developments
In January 2010, the FASB issued accounting guidance (ASU 2010-06) which improves disclosures about fair value measurements (ASC 820-10). This guidance adds additional disclosures regarding significant transfers in and out of Levels 1 and 2. This guidance also adds additional disclosures regarding Level 3 purchases, sales, issuances and settlements. In addition, this guidance also adds additional disclosures regarding fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for items classified as Level 2 or Level 3. This guidance is effective as of January 1, 2010 for calendar year reporting entities with the exception of the additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which is effective as of January 1, 2011 for calendar year reporting entities. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on its consolidated financial condition, results of operations and cash flows.
In June 2009, the FASB issued accounting guidance for the transfer of financial assets (ASC 860-10), which was added to the Codification under ASU 2009-16. This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) from existing GAAP as well as the removal of the exception from applying ASC 810-10, Consolidation, to QSPEs. This guidance also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. Finally, this guidance requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance is effective as of January 1, 2010 for calendar year reporting entities and early adoption is not permitted. We are currently evaluating the potential impact of adopting this guidance on its consolidated financial condition, results of operations and cash flows.

Note 2. Earnings Per Share
Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated:

	Year Ended December 31, 2009
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share
	($ and shares in thousands, except net income per share)
Basic EPS:
Income available to common stockholders	$63,158	16,935	$3.73
Effect of dilutive securities:
Stock options and grants		387
Diluted EPS:
Income available to common stockholders	$63,158	17,322	$3.65

	Year Ended December 31, 2008
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share
	($ and shares in thousands, except net income per share)
Basic EPS:
Income available to common stockholders	$51,692	16,802	$3.08
Effect of dilutive securities:
Stock options and grants		190
Diluted EPS:
Income available to common stockholders	$51,692	16,992	$3.04

	Year Ended December 31, 2007
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share
	($ and shares in thousands, except net income per share)
Basic EPS:
Income available to common stockholders	$95,620	16,812	$5.69
Effect of dilutive securities:
Stock options and grants		193
Diluted EPS:
Income available to common stockholders	$95,620	17,005	$5.62

Options to purchase common shares are not included in the respective computations of diluted earnings per common share when the options’ exercise price is greater than the average market price of the common shares. This situation did not occur for the years presented in the tables directly above.
Note 3. Segment Information
We classify our business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of revenues and expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.
We evaluate the performance of each segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, net losses and loss adjustment expenses, commission expenses, other operating expenses, commission income and other income (expense). Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty Insurance Company is 100% reinsured by Navigators Insurance Company.
The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued in the 2008 second quarter. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.
Syndicate 1221’s stamp capacity was £124 million ($194 million) in 2009, £123 million ($228 million) in 2008 and £140 million ($280 million) in 2007. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. We controlled 100% of Syndicate 1221’s total stamp capacity in 2009, 2008 and 2007 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in our financial statements is gross of commission. We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity, see Note 8, Credit Facility.
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

Effective in 2009, we reclassified certain business lines within our segments, which had no effect on the segment classifications of the Insurance Companies and Lloyd’s Operations. Underwriting data for prior periods has been reclassified to reflect these changes.
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

•	The “Middle Markets” business, formerly broken out separately in the Insurance Companies, is now included in the Insurance Companies’ “Property Casualty” business.

Financial data by segment for 2009, 2008 and 2007 was as follows:

	Year Ended December 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$730,776	$314,142	$—	$1,044,918
Net written premiums	477,673	223,582	—	701,255

Net earned premiums	479,121	204,242	—	683,363
Net losses and loss adjustment expenses	(304,672)	(131,326)	—	(435,998)
Commission expenses	(61,949)	(37,727)	768	(98,908)
Other operating expenses	(104,801)	(27,896)	—	(132,697)
Commission income and other income (expense)	3,498	961	(768)	3,691

Underwriting profit	11,197	8,254	—	19,451

Net investment income	65,717	9,229	566	75,512
Net realized gains (losses)	533	(3,193)	—	(2,660)
Other operating expenses	—	—	26	26
Other income (expense)	—	—	2,974	2,974
Interest expense	—	—	(8,455)	(8,455)

Income (loss) before income tax expense (benefit)	77,447	14,290	(4,889)	86,848

Income tax expense (benefit)	19,819	5,582	(1,711)	23,690

Net income (loss)	$57,628	$8,708	$(3,178)	$63,158

Identifiable assets (1)	$2,554,037	$799,577	$71,422	$3,453,994

Loss and loss expenses ratio	63.6%	64.3%		63.8%
Commission expense ratio	12.9%	18.5%		14.5%
Other operating expenses ratio (2)	21.1%	13.2%		18.9%

Combined ratio	97.6%	96.0%		97.2%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Commission income and other income (expense).

	Year Ended December 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$241,438	$191,959	$433,397
Property Casualty	352,285	78,151	430,436
Professional Liability	137,053	44,032	181,085

Total	$730,776	$314,142	$1,044,918

Net written premiums:
Marine	$171,289	$156,153	$327,442
Property Casualty	227,234	45,097	272,331
Professional Liability	79,150	22,332	101,482

Total	$477,673	$223,582	$701,255

Net earned premiums:
Marine	$157,534	$142,958	$300,492
Property Casualty	246,143	39,330	285,473
Professional Liability	75,444	21,954	97,398

Total	$479,121	$204,242	$683,363

	Year Ended December 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$762,190	$322,732	$—	$1,084,922
Net written premiums	472,688	188,927	—	661,615

Net earned premiums	463,298	180,678	—	643,976
Net losses and loss adjustment expenses	(275,767)	(117,364)	—	(393,131)
Commission expenses	(55,752)	(34,033)	—	(89,785)
Other operating expenses	(92,297)	(30,961)	110	(123,148)
Commission income and other income (expense)	2,145	(600)	(110)	1,435

Underwriting profit (loss)	41,627	(2,280)	—	39,347

Net investment income	63,544	11,655	1,355	76,554
Net realized gains (losses)	(37,822)	(477)	—	(38,299)
Interest expense	—	—	(8,871)	(8,871)

Income (loss) before income tax expense (benefit)	67,349	8,898	(7,516)	68,731

Income tax expense (benefit)	16,401	3,269	(2,631)	17,039

Net income (loss)	$50,948	$5,629	$(4,885)	$51,692

Identifiable assets (1)	$2,477,139	$779,800	$63,452	$3,349,580

Loss and loss expenses ratio	59.5%	65.0%		61.0%
Commission expense ratio	12.0%	18.8%		13.9%
Other operating expenses ratio (2)	19.5%	17.5%		18.9%

Combined ratio	91.0%	101.3%		93.8%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Commission income and other income (expense).

	Year Ended December 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$248,080	$192,568	$440,648
Property Casualty	405,062	91,292	496,354
Professional Liability	109,048	38,872	147,920

Total	$762,190	$322,732	$1,084,922

Net written premiums:
Marine	$147,569	$132,788	$280,357
Property Casualty	261,322	32,735	294,057
Professional Liability	63,797	23,404	87,201

Total	$472,688	$188,927	$661,615

Net earned premiums:
Marine	$132,005	$126,126	$258,131
Property Casualty	273,977	32,644	306,621
Professional Liability	57,316	21,908	79,224

Total	$463,298	$180,678	$643,976

	Year Ended December 31, 2007
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$774,346	$296,361	$—	$1,070,707
Net written premiums	478,018	167,778	—	645,796

Net earned premiums	443,456	158,521	—	601,977
Net losses and loss adjustment expenses	(256,652)	(83,940)	—	(340,592)
Commission expenses	(52,490)	(25,123)	—	(77,613)
Other operating expenses	(81,053)	(29,356)	—	(110,409)
Commission income and other income (expense)	1,510	504	—	2,014

Underwriting profit (loss)	54,771	20,606	—	75,377

Net investment income	58,261	10,524	1,877	70,662
Net realized gains (losses)	1,973	33	—	2,006
Interest expense	—	—	(8,863)	(8,863)

Income before income tax expense (benefit)	115,005	31,163	(6,986)	139,182

Income tax expense (benefit)	35,061	10,946	(2,445)	43,562

Net income (loss)	$79,944	$20,217	$(4,541)	$95,620

Identifiable assets (1)	$2,322,647	$744,002	$53,501	$3,143,771

Loss and loss expenses ratio	57.9%	53.0%		56.6%
Commission expense ratio	11.8%	15.8%		12.9%
Other operating expense ratio (2)	17.9%	18.2%		18.0%

Combined ratio	87.6%	87.0%		87.5%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Commission income and other income (expense).

	Year Ended December 31, 2007
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premium:
Marine	$227,175	$175,567	$402,742
Property Casualty	447,615	86,513	534,128
Professional Liability	99,556	34,281	133,837

Total	$774,346	$296,361	$1,070,707

Net written premium:
Marine	$117,294	$110,577	$227,871
Property Casualty	301,607	33,852	335,459
Professional Liability	59,117	23,349	82,466

Total	$478,018	$167,778	$645,796

Net earned premium:
Marine	$112,370	$111,380	$223,750
Property Casualty	275,937	29,482	305,419
Professional Liability	55,149	17,659	72,808

Total	$443,456	$158,521	$601,977

The Insurance Companies net earned premiums include $85.4 million, $69.0 million and $62.2 million of net earned premiums from the U.K. Branch for 2009, 2008 and 2007, respectively.

Note 4. Investments
The following tables set forth our cash and investments as of December 31, 2009 and 2008. The table as of December 31, 2009 includes OTTI securities recognized within OCI.

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

		Gross	Gross
		Unrealized	Unrealized	Cost or
December 31, 2008	Fair Value	Gains	(Losses)	Amortized Cost
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$361,656	$25,741	$(145)	$336,060
States, municipalities and political subdivisions	614,609	12,568	(8,036)	610,077
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	299,775	10,930	(26)	288,871
Residential mortgage obligations	56,743	—	(27,119)	83,862
Asset-backed securities	29,436	5	(1,289)	30,720
Commercial mortgage-backed securities	92,684	—	(20,350)	113,034

Subtotal	478,638	10,935	(48,784)	516,487
Corporate bonds	188,869	1,398	(14,660)	202,131

Total fixed maturities	1,643,772	50,642	(71,625)	1,664,755

Equity securities — common stocks	51,802	1,266	(1,987)	52,523

Cash	1,457	—	—	1,457

Short-term investments	220,684	—	—	220,684

Total	$1,917,715	$51,908	$(73,612)	$1,939,419

The fair value of financial instruments are determined based on the following fair value hierarchy:
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

The following table presents the fair value hierarchy for our fixed maturities, equity securities and short-term investments that are measured at fair value as of December 31, 2009 and 2008:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$331,925	$1,484,744	$—	$1,816,669
Equity securities	62,610	—	—	62,610
Short-term investments	9,992	166,807	—	176,799

Total	$404,527	$1,651,551	$—	$2,056,078

December 31, 2008

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
	($ in thousands)

Fixed maturities	$271,392	$1,372,224	$156	$1,643,772
Equity securities	51,802	—	—	51,802
Short-term investments	59,957	160,727	—	220,684

Total	$383,151	$1,532,951	$156	$1,916,258

There were no significant judgments made in classifying instruments in the fair value hierarchy.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the twelve months ended December 31, 2009 and 2008:

Twelve Months Ended
($ in thousands)	December 31, 2009

Level 3 investments as of January 1	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of December 31	$—

Twelve Months Ended
December 31, 2008
($ in thousands)

Level 3 investments as of January 1	$2,603
Unrealized net gains included in other comprehensive income (loss)	(94)
Purchases, sales, paydowns and amortization	(704)
Transfer from Level 3	(1,979)
Transfer to Level 3	330

Level 3 investments as of December 31	$156

The following table shows the amount and percentage of our fixed maturities and short-term investments at December 31, 2009 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
($ in thousands)

Extremely Strong	AAA	$1,124,403	57%
Very Strong	AA	494,764	25%
Strong	A	275,016	14%
Adequate	BBB	67,400	3%
Speculative	BB & below	24,656	1%
Not Rated	NR	7,229	0%

Total	AA	$1,993,468	100%

The scheduled maturity dates for fixed maturity securities by the number of years until maturity at December 31, 2009 are shown in the following table:

Period from
December 31, 2009	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$135,927	$134,614
Due after one year through five years	561,016	542,206
Due after five years through ten years	371,156	359,966
Due after ten years	317,059	311,093
Mortgage- and asset-backed (including GNMAs)	431,511	430,104

Total	$1,816,669	$1,777,983

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.5 years.

The following table summarizes all securities in an unrealized loss position at December 31, 2009 and 2008, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position as well as the number of securities:

	December 31, 2009			December 31, 2008
	# of	Fair	Gross	# of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	24	$116,566	$597	4	$3,862	$145
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	24	116,566	597	4	3,862	145

States, municipalities and political subdivisions
0-6 Months	47	108,290	2,291	72	68,727	2,187
7-12 Months	4	3,534	112	73	118,910	4,376
> 12 Months	23	17,777	514	17	15,918	1,473

Subtotal	74	129,601	2,917	162	203,555	8,036

Agency mortgage-backed securities
0-6 Months	5	18,385	98	3	2,130	6
7-12 Months	—	—	—	6	3,471	9
> 12 Months	—	—	—	11	962	11

Subtotal	5	18,385	98	20	6,563	26

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	65	39,012	20,779
> 12 Months	73	31,071	7,246	14	10,315	6,340

Subtotal	73	31,071	7,246	79	49,327	27,119

Asset-backed securities
0-6 Months	—	—	—	53	22,079	653
7-12 Months	—	—	—	10	6,630	550
> 12 Months	4	637	34	2	224	86

Subtotal	4	637	34	65	28,933	1,289

Commercial mortgage-backed securities
0-6 Months	11	28,103	324	6	6,461	280
7-12 Months	—	—	—	21	31,505	5,628
> 12 Months	21	45,135	4,704	26	54,717	14,442

Subtotal	32	73,238	5,028	53	92,683	20,350

Corporate bonds
0-6 Months	13	33,275	337	75	57,805	2,445
7-12 Months	—	—	—	89	57,971	5,893
> 12 Months	8	6,325	422	40	27,873	6,322

Subtotal	21	39,600	759	204	143,649	14,660

Total fixed maturities	233	$409,098	$16,679	587	$528,572	$71,625

Equity securities — common stocks
0-6 Months	—	$—	$—	17	$8,991	$1,941
7-12 Months	—	—	—	2	351	46
> 12 Months	1	872	10	—	—	—

Total equity securities	1	$872	$10	19	$9,342	$1,987

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.
The residential mortgage obligation’s gross unrealized loss in the above table for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.
To determine whether the unrealized loss on structured securities is other-than-temporary, we project an expected principal loss under a range of scenarios and utilize the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A breakeven default rate is also calculated. A comparison to the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies these assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.
As of December 31, 2009, the largest single unrealized loss by issuer in the fixed maturities was $1.1 million.
The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of December 31, 2009 that we do not intend to sell and it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

($ in thousands)

Beginning balance of at January 1, 2009	$—
Credit losses on securities not previously impaired as of December 31, 2008	3,102
Reductions for securities sold during the period	(579)

Ending balance at December 31, 2009	$2,523

The following table summarizes the gross unrealized investment losses as of December 31, 2009 by length of time where the fair value is less than 80% of amortized cost.

	Period for Which Fair Value is Less than 80% of Amortized Cost
			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed Maturities	$—	$—	$—	$(4,520)	$(4,520)
Equity Securities	—	—	—	—	—

Total	$—	$—	$—	$(4,520)	$(4,520)

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell debt securities in unrealized loss positions that are not other-than temporarily impaired before recovery. We may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Twelve Months Ended
	December 31,
	2009		2008		2007
($ in thousands)	No.	Amount	No.	Amount	No.	Amount

Total other-than-temporary impairments
Corporate and other bonds	2	$564	1	$748	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	39	19,783	4	7,856	—	—
Asset-backed securities	1	143	—	—	—	—
Equities	56	8,775	59	28,441	1	655

Total	98	$29,265	64	$37,045	1	$655

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		17,324		—		—
Asset-backed securities		64		—		—
Equities		—		—		—

Total		$17,388		$—		$-

Impairment losses recognized in earnings
Corporate and other bonds		$564		$748		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		2,459		7,856		—
Asset-backed securities		79		—		—
Equities		8,775		28,441		655

Total		$11,877		$37,045		$655

In 2009, we recognized in earnings OTTI losses of $2.5 million related to non-agency mortgage and asset-backed securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required sell these securities before the recovery of the amortized cost basis. In 2009, we recognized in earnings OTTI losses of $8.8 million on 56 common stocks resulting from additional impairments on equity securities that were impaired in 2008. In addition, in 2009 we recognized in earnings OTTI losses of $0.6 million on 2 corporate bonds.

For the twelve months ended December 31, 2009, for securities that we recognized an OTTI in earnings, we initially recorded $17.4 million in OTTI losses in OCI as a result of non-credit losses on non-agency residential mortgage-backed securities. Subsequent declines in unrealized losses related to the value of securities for which an OTTI loss in OCI was initially recorded resulted in a balance of $5.7 million of OTTI losses in OCI as of December 31, 2009.
During 2008, we identified equity securities with fair value of $34.4 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and we recognized realized losses of $28.4 million. The equity impairments included $8.6 million in write-downs to fair value for various broad based ETFs and mutual funds where the fair value was less than 80% of the book value. During 2008, we identified fixed maturity securities with fair value of $7.4 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and we recognized realized losses of $8.6 million.
We held common shares of a bond guarantee company in our equity portfolio at December 31, 2007 which were considered to be other-than-temporarily-impaired and recognized a realized loss on such shares amounting to $0.7 million in the 2007 fourth quarter.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at December 31, 2009 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$23	0%	$4,006	1%
Due after one year through five years	596	4%	109,756	27%
Due after five years through ten years	1,554	9%	95,386	23%
Due after ten years	2,100	13%	76,619	19%

Mortgage- and asset-backed securities	12,406	74%	123,331	30%

Total fixed income securities	$16,679	100%	$409,098	100%

Our net investment income was derived from the following sources:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Fixed maturities	$74,779	$73,493	$64,435
Equity securities	2,464	2,359	1,767
Short-term investments	811	3,925	7,363

	78,054	79,777	73,565
Investment expenses	(2,542)	(3,223)	(2,903)

Net investment income	$75,512	$76,554	$70,662

Our realized gains and losses were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)
Fixed maturities:
Gains	$18,312	$3,650	$1,320
(Losses)	(9,676)	(1,670)	(1,749)

	8,636	1,980	(429)

Equity securities:
Gains	2,110	720	3,626
(Losses)	(1,529)	(3,954)	(536)

	581	(3,234)	3,090

Net realized gains (losses)	$9,217	$(1,254)	$2,661

The change in net unrealized gains/(losses) consisted of:

	Years ended December 31,
	2009	2008	2007

Fixed maturity investments	$59,667	$(34,813)	$18,396
Equity investments	15,955	(2,469)	(4,201)

Total	75,622	(37,282)	14,195

Deferred income tax (charged) credited	(25,602)	12,034	(4,858)

Change in unrealized gains (losses), net	$50,020	$(25,248)	$9,337

At December 31, 2009 and 2008, fixed maturities with amortized values of $10.6 million and $9.9 million, respectively, were on deposit with various state insurance departments. In addition, at December 31, 2009, investments of $1.2 million were on deposit at a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. At December 31, 2009, fixed maturities with amortized values of $19.9 million were on deposit at Lloyd’s. In addition, at both December 31, 2009 and 2008, $0.3 million of investments were pledged as security under a reinsurance treaty.
At December 31, 2009 and 2008, we did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 5. Reserves for Losses and Loss Adjustment Expenses
Insurance companies and Lloyd’s syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and loss adjustment expenses (“LAE”) for insurance companies such as Navigators Insurance Company and Navigators Specialty Insurance Company, and Lloyd’s corporate members such as Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. is dependent upon the receipt of information from the agents and brokers which produce the insurance business for us. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the agents and brokers and, subsequently, to Navigators Insurance Company, Navigators Specialty Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.
Case reserves are established by our Insurance Companies and Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the agent or broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information, in part on industry experience and in part on the judgment of our senior corporate officers. They are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.
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

The following table summarizes the activity in our reserve for losses and LAE during the three most recent years:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Net reserves for losses and LAE at beginning of year	$999,871	$847,303	$696,116

Provision for losses and LAE for claims occurring in the current year	444,939	443,877	387,601
Decrease in estimated losses and LAE for claims occurring in prior years	(8,941)	(50,746)	(47,009)

Incurred losses and LAE	435,998	393,131	340,592

Losses and LAE paid for claims occurring during:
Current year	(59,412)	(60,104)	(46,467)
Prior years	(263,523)	(180,459)	(142,938)

Losses and LAE payments	(322,935)	(240,563)	(189,405)

Net reserves for losses and LAE at end of year	1,112,934	999,871	847,303

Reinsurance recoverables on unpaid losses and LAE	807,352	853,793	801,461

Gross reserves for losses and LAE at end of year	$1,920,286	$1,853,664	$1,648,764

The segment breakdown of prior years’ net reserve deficiency (redundancy) was as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Insurance Companies
Marine	$11,893	$(5,298)	$(11,595)
Property Casualty	(35,658)	(33,065)	(11,836)
Professional Liability	20,686	(3,559)	(10,365)

Insurance Companies	$(3,079)	$(41,922)	$(33,796)
Lloyd’s Operations	(5,862)	(8,824)	(13,213)

Total	$(8,941)	$(50,746)	$(47,009)

The 2009 consolidated net redundancy of $8.9 million consisted of prior year savings of $3.0 million from the Insurance Companies and $5.9 million from the Lloyd’s Operations.

The Insurance Companies recorded $11.9 million of net prior year unfavorable development for the marine business primarily due to large loss activity in excess of our prior expectations mostly across underwriting years 2005 to 2008 that we recognized by reserve strengthening. In the property casualty business, the Insurance Companies recorded $35.7 million of net prior year savings primarily due to $36.5 million for contractors’ liability due to reduced claims activity in underwriting years 2006 and prior as well as savings in our primary E&S lines, excess casualty lines and offshore energy lines due to favorable loss trends across a number of prior underwriting years. Partially offsetting these favorable developments in the property casualty division were adverse development in our Nav Pac, liquor and personal umbrella books of business. The Insurance Companies recorded $20.7 million of net prior year unfavorable development for professional liability primarily due to $12.4 million of adverse development in the D&O lines, concentrated in the 2006 and prior underwriting years, due to loss activity in excess of our prior expectations as well as adverse development of $8.3 million in the lawyers lines recognizing to reported loss activity in underwriting years 2005 to 2008 in excess of our prior expectations.
The Lloyd’s Operations recorded $5.9 million of net favorable development primarily due to marine business concentrated in the liability specie and cargo books due to reported losses being less than our expectations in underwriting years 2004 to 2008 as well as favorable development in our offshore energy business. The net favorable development was partially offset by adverse loss development in the professional liability books due to reported loss activity in excess of our expectations in the lawyers line of business for losses occurring in 2007 and adverse development in the property book due to an extension in the loss development pattern for the 2006 and 2007 underwriting years.
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
We have established a reserve for uncollectible reinsurance in the amount of $13.8 million, which is determined by considering reinsurer specific default risk as indicated by their financial strength ratings.
We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company (“A.M. Best”) and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $250 million in policyholders’ surplus. Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

The credit quality distribution of our reinsurance recoverables of $1.05 billion at December 31, 2009 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A. M. Best or S&P was as follows:

A.M. Best	Rating	Recoverable	Percent
Rating (1)	Description	Amounts	of Total
		($ in millions)
A++, A+	Superior	$436.7	42%
A, A-	Excellent	585.2	56%
B++, B+	Very good	0.8	0	%(2)
NR	Not rated	23.5	2	%(2)

Total		$1,046.2	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)
The Company holds offsetting collateral of approximately 102.1% for B++ and B+ companies and 71.8% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 75.6% of our total recoverables) together with the reinsurance recoverables and collateral at December 31, 2009, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held (1)	Rating Agency
	($ in millions)

Swiss Reinsurance America Corporation	$9.0	$97.8	$106.8	$9.2	A	AMB	(2)
Munich Reinsurance America Inc.	26.1	60.3	86.4	16.2	A+	AMB
Transatlantic Reinsurance Company	21.7	49.3	71.0	9.5	A	AMB
White Mountains Reinsurance of America	1.2	68.6	69.8	2.3	A-	AMB
Everest Reinsurance Company	19.9	49.4	69.3	8.5	A+	AMB
General Reinsurance Corporation	1.5	58.3	59.8	1.7	A++	AMB
Munchener Ruckversicherungs-Gesellschaft	4.9	37.0	41.9	10.2	A+	AMB
National Indemnity Company	7.5	29.8	37.3	3.1	A++	AMB
Platinum Underwriters Re	4.2	26.8	31.0	2.6	A	AMB
Berkley Insurance Company	8.1	21.1	29.2	1.5	A+	AMB
Scor Holding (Switzerland) AG	5.9	19.2	25.1	5.9	A-	AMB
Swiss Re International SE	1.3	22.2	23.5	6.2	A	AMB
Partner Reinsurance Europe	5.6	17.6	23.2	8.7	AA-	S&P
Lloyd’s Syndicate #2003	3.6	17.9	21.5	3.4	A	AMB
Partner Reinsurance Company of the U.S.	1.0	19.6	20.6	0.1	A+	AMB
Arch Reinsurance Company	0.7	15.9	16.6	0.1	A	AMB
Hannover Ruckversicherung	1.5	14.8	16.3	2.4	A	AMB
Ace Property and Casualty Insurance Company	3.7	12.1	15.8	1.6	A+	AMB
Allianz Global Corporate & Specialty AG	0.2	14.4	14.6	4.2	A+	AMB
Federal Insurance Co.	0.6	10.7	11.3	1.0	A++	AMB

Top 20 Total	128.2	662.8	791.0	98.4
All Other	34.1	221.1	255.2	80.9

Total	$162.3	$883.9	$1,046.2	$179.3

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best

The largest portion of our collateral consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. Such regulation requires collateral to be held by the ceding company from assuming companies not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the NAIC may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counter-party to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counter-party bank in the event such counter-party bank becomes unqualified and the reinsurer experiences significant financial deterioration or becomes insolvent. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer.
Approximately $69.7 million and $96.8 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2009 and 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. Approximately $68.5 million and $101.7 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2009 and 2008, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita. In addition, also included in reinsurance recoverable for paid and unpaid losses is approximately $8.9 million due from reinsurers in connection with our asbestos exposures.
The following table summarizes written premium:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Direct	$966,251	$1,016,521	$989,652
Assumed	78,667	68,401	81,055
Ceded	(343,663)	(423,307)	(424,911)

Net	$701,255	$661,615	$645,796

The following table summarizes earned premium:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Direct	$977,170	$993,123	$940,447
Assumed	78,932	69,989	78,164
Ceded	(372,739)	(419,136)	(416,634)

Net	$683,363	$643,976	$601,977

The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Direct	$625,558	$646,095	$532,445
Assumed	44,318	38,013	18,314
Ceded	(233,878)	(290,977)	(210,167)

Net	$435,998	$393,131	$340,592

We are required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements. Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $2.0 million, $2.4 million and $0.9 million for 2009, 2008 and 2007, respectively.
Note 7. Income Taxes
We are subject to the tax regulations of the United States and foreign countries in which we operate. We file a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. Our corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code since less than 50% of our premium is derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Our effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent we are unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of our foreign agencies as these earnings are not subject to the Subpart F tax regulations. These earnings are subject to taxes under U.K. tax regulations. A finance bill was enacted in the U.K. on July 19, 2007 that reduces the U.K. corporate tax rate from 30% to 28% effective April 1, 2008. The effect of such tax rate change was not material to our financial statements.

The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2009	2008	2007
	($ in thousands)

Current income tax expense:
Federal and foreign	$25,833	$33,126	$47,864
State and local	142	435	99

Subtotal	25,975	33,561	47,963

Deferred income tax benefit:
Federal and foreign	(2,285)	(16,522)	(4,401)
State and local	—	—	—

Subtotal	(2,285)	(16,522)	(4,401)

Total income tax expense	$23,690	$17,039	$43,562

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2009		2008		2007
	($ in thousands)

Computed expected tax expense	$30,397	35.0%	$24,056	35.0%	$48,714	35.0%
Tax-exempt interest	(7,051)	-8.1%	(6,650)	-9.7%	(4,736)	-3.4%
Dividends received deduction	(508)	-0.6%	(493)	-0.7%	(345)	-0.2%
Current state and local income taxes, net of federal income tax	93	0.1%	284	0.4%	64	0.0%
Change in the deferred state and local income tax, net of deferred tax assets	3,546	4.1%	(154)	-0.2%	(358)	-0.3%
Change in the valuation allowance	(3,546)	-4.1%	154	0.2%	358	0.3%
Other	759	0.9%	(158)	-0.2%	(135)	-0.1%

Actual tax expense and rate	$23,690	27.3%	$17,039	24.8%	$43,562	31.3%

The tax effects of temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2009	2008
	($ in thousands)
Deferred tax assets:
Loss reserve discount	$31,798	$31,393
Unearned premiums	15,023	15,125
Realized losses	19,327	12,735
Compensation related	6,052	6,012
Net unrealized losses on securities	—	6,640
State and local net deferred tax assets	2,648	6,194
Other	721	682

Total gross deferred tax assets	75,569	78,781
Less: Valuation allowance	(2,648)	(6,194)

Total deferred tax assets	72,921	72,587

Deferred tax liabilities:
Deferred acquisition costs	(12,205)	(11,658)
Net unrealized gains on securities	(18,962)	—
Other	(10,532)	(6,193)

Total deferred tax liabilities	(41,699)	(17,851)

Net deferred income tax asset	$31,222	$54,736

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $57.6 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $4.0 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the non-U.S. subsidiary assuming all foreign tax credits are realized.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that we will realize the benefits of its deductible differences at December 31, 2009, net of any valuation allowance.
We had state and local deferred tax assets amounting to potential future tax benefits of $2.6 million and $6.2 million for December 31, 2009 and 2008, respectively. Included in the deferred tax assets are net operating loss carryforwards of $1.3 million and $0.5 million at December 31, 2009 and 2008, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our state and local tax carryforwards at December 31, 2009 expire from 2023 to 2025.

As of December 31, 2009 and 2008, we had no material unrecognized tax benefits. For the years ended December 31, 2009, 2008 and 2007, we did not recognize any interest or penalties in our statement of operations. U.S. federal, state and foreign income tax returns for the tax years 2006 through 2008 are subject to examination by the relevant tax authorities.
Note 8. Credit Facility
On April 3, 2009, we entered into a $75 million credit facility agreement entitled “Fourth Amended and Restated Credit Agreement” with a consortium of banks, and is a letter of credit facility that replaced the credit facility that expired on March 31, 2009. The credit facility expires on April 2, 2010. The credit facility is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility had previously been amended in February 2007 to increase the letters of credit available under the credit facility from $115 million to $180 million and to increase the line of credit available under the credit facility from $10 million to $20 million. In addition, the expiration of the credit facility was extended from June 30, 2007 to March 31, 2009.
The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is collateralized by all of the common stock of Navigators Insurance Company and to the extent the aggregate face amount issued under the credit facility exceeds $75 million on account of these fluctuations we are required to post collateral with the lead bank of the consortium, which we have done as of December 31, 2009 in the amount of $8.6 million. We were in compliance with all covenants at December 31, 2009. At December 31, 2009, letters of credit with an aggregate face amount of $81.5 million were issued under the credit facility.
As a result of the April 3, 2009 amendment, the cost of the letter of credit portion of the credit facility increased to 2.00% from 0.75% for the issued letters of credit and to 0.375% from 0.10% for the unutilized portion of the letter of credit facility. As a result of the 2007 amendment, the cost of the letter of credit portion of the credit facility was reduced to 0.75% from 1.00% for the issued letters of credit and to 0.10% from 0.125% for the unutilized portion of the letter of credit facility. The cost of the line of credit portion of the credit facility was also reduced to 0.75% from 1.00% over our choice of LIBOR or prime for the utilized portion and to 0.10% from 0.125% for the unutilized portion.

Note 9. Senior Note due May 1, 2016
On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior unsecured notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. We contributed $100 million of the proceeds to the capital and surplus of Navigators Insurance Company and retained the remainder at the Parent Company for general corporate purposes. Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 7.17%.
In April 2009, we repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated noteholder on the open market for $7.0 million, which generated a $2.9 million pretax gain that is reflected in Other income. As a result of this transaction, approximately $115.0 million aggregate principal amount of the Senior Notes remains issued and outstanding.
The Senior Notes, our only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2009, we were in compliance with all such covenants.
Interest expense on the Senior Notes in 2009 and 2008 was $8.5 million and $8.9 million. The fair value of the Senior Notes, which is based on the quoted market price, was $111.7 million at December 31, 2009 and $83.6 million at December 31, 2008.
Note 10. Fiduciary Funds
Prior to 2006, the underwriting agencies managed insurance pools in which Navigators Insurance Company participated. Functions performed by the underwriting agencies included underwriting business, collecting premiums from the insured, paying claims, collecting paid recoverables from reinsurers, paying reinsurance premiums to reinsurers and remitting net account balances to member insurance companies. Funds received by the Company belonging to non-related participants in the former insurance pools are not material. They are held in a fiduciary capacity and are included in the accompanying consolidated balance sheets.

Note 11. Commitments and Contingencies
Future minimum annual rental commitments at December 31, 2009 under various noncancellable operating leases for our office facilities, which expire at various dates through 2020, are as follows:

Year Ended December 31,	($ in thousands)
2010	$7,379
2011	7,892
2012	7,511
2013	7,431
2014	6,118
Subsequent to 2014	18,426

Total	$54,757

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $8.6 million, $7.1 million and $6.4 million, respectively.
We are working with various state insurance regulators on a matter involving administrative fees charged by a program administrator on certain personal umbrella insurance policies underwritten by Navigators Insurance Company that were outside of Navigators Insurance Company’s filed rates and forms. Following discovery of the issue, Navigators Insurance Company approached regulators in the affected states to resolve these matters, and is currently making refunds to policyholders for policy fees collected from the time of discovery of the issue that did not comply with Navigators’ filed rates. In addition, Navigators Insurance Company has terminated its relationship with the program administrator effective August 1, 2009 and has ensured that fees will not be collected on any policies going forward unless such fees are permitted by each state in which they are charged. Other operating expenses for the second quarter 2009 include a $1.3 million charge related to this matter. Navigators Insurance Company may be subject to additional fines, refund obligations and other exposure with respect to the past fees charged. We cannot at this time reasonably estimate the additional cost of resolving this matter. However, we do not expect that it will have a material adverse effect on our financial condition or results of operations.
Our subsidiaries are subject to disputes, including litigation and arbitration, arising in the ordinary course of their insurance businesses, including claims asserting extra contractual obligations in connection with the underwriting of policies and handling of claims. Our estimates of the costs of settling such matters are reflected in its aggregate reserves for losses and loss expenses, and we do not believe that the ultimate outcome of such matters will have a material adverse effect on our financial condition or results of operations.
Wherever a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members up to 3% of a member’s underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and, therefore, have not provided any allowance for such an assessment.

Note 12. Share Capital and Share Repurchases
Our authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share.
Changes in our issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Balance, beginning of year	16,856	16,873	16,736
Vested stock grants	74	36	33
Employee stock purchase plan	17	17	15
Stock options exercised	41	155	89
Treasury shares purchased	(142)	(225)	—

Balance, end of year	16,846	16,856	16,873

There are no preferred shares issued.
In November 2009, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $35 million of the Parent Company’s common stock. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2010. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. During the fourth quarter of 2009, the Parent Company purchased 141,576 shares of its common stock in the open market at an average cost of $47.72 per share for a total of $6.8 million. From January 1, 2010 through February 22, 2010, the Parent Company purchased an additional 300,000 shares of its common stock in the open market at an aggregate cost of $13.0 million.
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
Note 13. Dividends from Subsidiaries and Statutory Financial Information
Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2009, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2010 without prior regulatory approval was $64.6 million. Navigators Insurance Company paid $25.0 million, $20.0 million and $8.0 million in dividends to the Parent Company in 2009, 2008 and 2007, respectively.

The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2009 (unaudited), 2008 and 2007 was $44.5 million, $34.0 million and $68.5 million, respectively. The statutory surplus as filed with the regulatory authorities was $645.8 million and $581.2 million at December 31, 2009 (unaudited) and 2008, respectively.
The NAIC has codified statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that became effective January 1, 2001, and is updated each year. We prepare our statutory basis financial statements in accordance with the most recently updated statutory manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner. The significant differences between SAP and GAAP, as they relate to our operations, are that under SAP: (1) acquisition and commission costs are expensed when incurred, while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders’ equity; (3) certain deferred tax assets are not permitted to be included in statutory surplus, while under GAAP deferred taxes are provided to reflect all temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts, while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents’ balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.
As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and Navigators Specialty Insurance Company were examined by the New York Insurance Department for the years 2001 through 2004. The New York Insurance Department commenced an examination of the years 2005 through 2009 in January 2010. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations and subject to examination by the U.K. Financial Services Authority.
Note 14. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan
At our May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for our common stock. In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights from 1,000,000 to 1,500,000. As of December 31, 2009, 827,946 of such awards were issued leaving 672,054 awards available to be issued in subsequent periods. Upon the approval of the 2005 Stock Incentive Plan, no further awards are being issued under any of our other stock plans or the stock appreciation rights plan. All stock options issued under the 2005 Stock Incentive Plan are exercisable upon vesting for one share of our common stock and are granted at exercise prices no less than the fair market value of our common stock on the date of grant.

Stock grants are expensed in tranches over the vesting period. The pretax amounts charged to expense were $8.8 million, $8.8 million and $5.3 million in 2009, 2008 and 2007, respectively. In addition, $30,000 in each of 2009 and 2008 and $25,000 in 2007 of the Company’s common stock was earned by each non-employee director as a portion of the director’s compensation for serving on the Company’s Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2009, 2008 and 2007 for the stock earned by directors was $180,000, $210,000 and $200,000, respectively.
Options and grants generally vest equally over a four year period and the options have a maximum term of ten years. In some cases, grants vest over five years with one-third vesting in each of the third, fourth and fifth years.
A portion of our restricted stock grants are performance based and dependent on the rolling three-year average return on beginning equity. The actual shares that vest will range between 150% to 0% of the original award depending on the results. We are currently accruing for these awards at the target.
Unvested restricted stock grants outstanding at December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009	2008	2007

Stock grants outstanding at beginning of year	558,049	391,866	250,149
Granted	202,731	243,587	203,725
Vested	(104,677)	(63,768)	(40,827)
Forfeited	(36,364)	(13,636)	(21,181)

Balance at end of year	619,739	558,049	391,866

The pretax amounts charged to expense for stock options were zero, $235,000 and $581,000 in 2009, 2008 and 2007, respectively.

Stock options outstanding at December 31, 2009, 2008 and 2007 were as follows:

	2009		2008		2007
		Average		Average		Average
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Options outstanding at beginning of year	231,750	$25.62	384,350	$23.34	475,250	$22.45
Granted	—		—		—
Exercised	(40,750)	$23.16	(152,350)	$19.78	(88,525)	$18.38
Expired or forfeited	—	$—	(250)	$29.11	(2,375)	$29.11

Options outstanding at end of year	191,000	$26.21	231,750	$25.67	384,350	$23.34

Number of options exercisable	191,000	$26.21	230,250	$25.62	329,600	$22.12

The following table summarizes information about options outstanding at December 31, 2009:

	Outstanding	Average Remaining	Average	Exercisable	Average
Price Range	Options	Contract Life	Exercise Price	Options	Exercise Price

$10 to $15	6,250	0.7	$10.50	6,250	$10.50
$16 to $20	35,500	2.2	$17.45	35,500	$17.45
$21 to $30	127,750	4.0	$28.20	127,750	$28.20
$31 to $37	21,500	5.2	$33.39	21,500	$33.39
We have a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights (“SARs”) at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Stock Incentive Plan, no further awards will be issued from the Stock Appreciation Rights Plan. The pre-tax amounts charged to expense relating to SARs in 2009, 2008 and 2007 were $(0.4) million, $(0.6) million and $1.4 million, respectively.

SARs outstanding at December 31, 2009, 2008 and 2007 were as follows:

	Year Ended December 31,
	2009		2008		2007
		Average		Average		Average
		Exercise		Exercise		Exercise
	SARs	Prices	SARs	Prices	SARs	Prices

SARs outstanding at beginning of year	59,250	$13.89	64,250	$13.63	118,750	$13.41
Granted	—		—		—
Exercised	(7,250)	$12.76	(5,000)	$10.50	(53,500)	$12.98
Expired or forfeited	—		—		(1,000)	$22.50

SARs outstanding at end of year	52,000	$14.05	59,250	$13.89	64,250	$13.63

Number of SARs exercisable	52,000	$14.05	59,250	$13.89	64,250	$13.63

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees. The employee is offered the opportunity to purchase our common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of our common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be approximately 10,198 shares purchased in 2010 from funds withheld during the July 1, 2009 to December 31, 2009 offering period. There were 16,761 shares purchased in 2009 in the aggregate from funds withheld during the offering periods of July 1, 2008 to December 31, 2008 and January 1, 2009 to June 30, 2009. We expense both the value of the 10% discount and the “look-back” option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2009, 2008 and 2007 relating to the ESPP was $0.2 million, $0.2 million and $0.2 million, respectively.
Note 15. Retirement Plans
We sponsor a defined contribution plan covering substantially all our U.S. employees. For 2009 and 2008, Company contributions were equal to 7.5% (15% for 2007) of each eligible employee’s gross pay (plus bonus of up to $2,500), up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of their second year and an additional 20% at the end of each subsequent year until being fully vested after six years of service. The expense recorded for the defined contribution plan was $2.7 million, $2.8 million and $3.0 million in 2009, 2008 and 2007, respectively. We sponsor a similar defined contribution plan under U.K. regulations for our U.K. employees. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary. The expense recorded for the U.K. defined contribution plan was $1.4 million, $1.4 million and $1.9 million for 2009, 2008 and 2007, respectively. Such expenses are included in Other operating expenses.

We have a 401(k) plan for all eligible employees. Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations. Beginning in 2008, we matched 100% of the first 4% that each eligible employee contributes. In addition, beginning in 2008, we have the discretion of contributing up to 4% to each eligible employee’s 401(k) plan irrespective of the employees’ contribution amount. The expense recorded for such plan was $1.2 million and $0.9 million for 2009 and 2008, respectively.
Note 16. Quarterly Financial Data (Unaudited)
Following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	($ in thousands, except net income per share)

Gross written premiums	$275,259	$272,729	$245,191	$251,739
Net written premiums	200,652	183,007	156,001	161,595
Revenues:
Net earned premiums	164,946	169,868	171,271	177,278
Commission income	(20)	55	144	(92)
Net investment income	18,743	18,656	19,110	19,003
Total other-than-temporary impairment losses	(26,871)	(1,876)	(22)	(496)
Portion of loss recognized in Other comprehensive income (before tax)	16,171	1,407	(525)	335

Net other-than-temporary impairment losses recognized in earnings	(10,700)	(469)	(547)	(161)
Net realized gains (losses)	(1,537)	2,596	6,682	1,476
Other income (expense)	163	5,247	1,097	71

Total revenues	171,595	195,953	197,757	197,575

Expenses:
Net losses and loss adjustment expenses	100,247	100,728	107,591	127,432
Commission expenses	22,448	26,278	22,852	27,330
Other operating expenses	30,535	33,019	35,018	34,099
Interest expense	2,219	2,150	2,042	2,044

Total expenses	155,449	162,175	167,503	190,905

Income before income taxes	16,146	33,778	30,254	6,670
Income tax expense	4,146	10,128	8,822	594

Net income	$12,000	$23,650	$21,432	$6,076

Comprehensive income (loss)	$19,503	$34,876	$62,119	$(3,186)

Combined ratio	92.8%	92.9%	95.9%	106.5%
Net income per common share:
Basic	$0.71	$1.40	$1.26	$0.36
Diluted	$0.71	$1.39	$1.24	$0.35

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2008	2008	2008	2008
	($ in thousands, except net income per share)

Gross written premiums	$287,146	$279,213	$252,943	$265,620
Net written premiums	187,722	174,287	140,318	159,288
Revenues:
Net earned premiums	155,740	162,703	154,040	171,493
Commission income	261	467	8	269
Net investment income	18,838	18,731	19,322	19,663
Total other-than-temporary impairment losses	—	(8,412)	(4,748)	(23,885)
Portion of loss recognized in Other comprehensive income (before tax)	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	—	(8,412)	(4,748)	(23,885)
Net realized gains (losses)	(76)	436	(768)	(846)
Other income (expense)	11	1,010	(119)	(472)

Total revenues	174,774	174,935	167,735	166,222

Expenses:
Net losses and loss adjustment expenses	88,420	91,889	113,269	99,553
Commission expenses	20,948	23,490	22,357	22,990
Other operating expenses	29,756	33,237	30,601	29,554
Interest expense	2,217	2,217	2,218	2,219

Total expenses	141,341	150,833	168,445	154,316

Income (loss) before income taxes	33,433	24,102	(710)	11,906
Income tax expense (benefit)	10,183	6,681	(1,711)	1,886

Net income	$23,250	$17,421	$1,001	$10,020

Comprehensive income (loss)	$19,556	$810	$(20,245)	$31,353

Combined ratio	89.2%	90.4%	107.9%	88.9%
Net income per common share:
Basic	$1.38	$1.04	$0.06	$0.60
Diluted	$1.36	$1.03	$0.06	$0.59

SCHEDULE I
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUMMARY OF CONSOLIDATED INVESTMENTS—OTHER THAN INVESTMENTS
IN RELATED PARTIES
December 31, 2009

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE NAVIGATORS GROUP, INC.
BALANCE SHEETS
(Parent Company)
($ in thousands, except share data)

	December 31,
	2009	2008

ASSETS

Cash and investments	$63,676	$52,149
Investments in subsidiaries	846,295	751,864
Goodwill and other intangible assets	2,534	2,534
Other assets	5,213	8,769

Total assets	$917,718	$815,316

LIABILITIES

7% Senior Notes	$114,010	$123,794
Accounts payable and other liabilities	847	747
Accrued interest payable	1,342	1,458

Total liabilities	116,199	125,999

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized: authorized; issued 17,212,814 shares for 2009 and 17,080,826 for 2008	1,721	1,708
Additional paid-in capital	304,505	298,872
Treasury stock, at cost (366,330 shares for 2009 and 224,754 shares 2008)	(18,296)	(11,540)
Retained earnings	469,934	406,776
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	34,958	(15,062)
Foreign currency translation adjustment, net of tax	8,697	8,563

Total stockholders’ equity	801,519	689,317

Total liabilities and stockholders’ equity	$917,718	$815,316

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF INCOME
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Net investment income	$583	$1,354	$1,877
Dividends received from wholly-owned subsidiaries	25,000	20,000	8,000

Total revenues	25,583	21,354	9,877

Expenses:
Interest expense	8,455	8,871	8,863
Other (income) expense	(1,482)	1,016	(1,996)

Total expenses	6,973	9,887	6,867

Income before income tax benefit	18,610	11,467	3,010
Income tax benefit	(2,174)	(3,495)	(1,804)

Income before equity in undistributed net income of wholly owned subsidiaries	20,784	14,962	4,814
Equity in undistributed net income of wholly-owned subsidiaries	42,374	36,730	90,806

Net income	$63,158	$51,692	$95,620

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF CASH FLOWS
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net income	$63,158	$51,692	$95,620
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(42,374)	(56,730)	(98,806)
Dividends received from subsidiaries	25,000	20,000	8,000
Other	(20,318)	604	4,792

Net cash provided by operating activities	25,466	15,566	9,606

Investing activities:
Fixed maturities, available-for-sale
Sales	9,103	9,637	—
Purchases	(34,932)	(13,500)	10,500
Net (increase) decrease in short-term investments	13,863	2,432	(20,497)

Net cash used in investing activities	(11,966)	(1,431)	(9,997)

Financing activities:
Capital contribution	(2,000)	—	—
Purchase of treasury stock	(6,756)	(11,540)	—
Purchase of Senior notes	(7,000)	—	—
Proceeds of stock issued from employee stock purchase plan	727	963	606
Proceeds of stock issued from exercise of stock options	944	3,014	1,627

Net cash provided by (used in) financing activities	(14,085)	(7,563)	2,233

Increase (decrease) in cash	(585)	6,572	1,842
Cash at beginning of year	9,675	3,103	1,261

Cash at end of year	$9,090	$9,675	$3,103

SCHEDULE III
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

		Reserve					Losses	Amortization
	Deferred	for losses		Other policy			and loss	of deferred
	policy	and loss		claims and	Net	Net	adjustment	policy	Other	Net
	acquisition	adjustment	Unearned	benefits	earned	investment	expenses	acquisition	operating	written
	costs	expenses	premiums	payable	premiums	income (1)	incurred	costs (2)	expenses (1)	premiums

Year ended December 31, 2009
Insurance Companies	$34,872	$1,395,876	$334,798	$—	$479,121	$65,717	$304,672	$61,949	$104,801	$477,673
Lloyd’s Operations	21,703	524,410	140,373	—	204,242	9,229	131,326	37,727	27,896	223,582

	$56,575	$1,920,286	$475,171	$—	$683,363	$74,946	$435,998	$99,676	$132,697	$701,255

Year ended December 31, 2008
Insurance Companies	$33,308	$1,359,231	$348,824	$—	$463,298	$63,544	$275,767	$55,752	$92,297	$472,688
Lloyd’s Operations	14,310	494,433	131,841	—	180,678	11,655	117,364	34,033	30,961	188,927

	$47,618	$1,853,664	$480,665	$—	$643,976	$75,199	$393,131	$89,785	$123,258	$661,615

Year ended December 31, 2007
Insurance Companies	$30,840	$1,201,595	$336,261	$—	$443,456	$58,261	$256,652	$52,490	$81,053	$478,018
Lloyd’s Operations	21,055	447,169	133,220	—	158,521	10,524	83,940	25,123	29,356	167,778

	$51,895	$1,648,764	$469,481	$—	$601,977	$68,785	$340,592	$77,613	$110,409	$645,796

(1)	Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.

(2)	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
REINSURANCE
Written Premiums
($ in thousands)

		Ceded to	Assumed		Percentage
	Direct	other	from other	Net	of amount
	Amount	companies	companies	amount	assumed to net

Year ended December 31, 2009
Property-Casualty	$966,251	$343,663	$78,667	$701,255	11%

Year ended December 31, 2008
Property-Casualty	$1,016,521	$423,307	$68,401	$661,615	10%

Year ended December 31, 2007
Property-Casualty	$989,652	$424,911	$81,055	$645,796	13%

SCHEDULE V
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

	Balance at				Balance at
	January 1,	Charged (Credited) to	Charged to	Deductions	December 31,
Description	2009	Costs and Expenses	Other Accounts	(Describe)	2009

Allowance for uncollectible reinsurance	$11,805	$1,994	$—	$—	$13,799

Valuation allowance in deferred taxes	$6,194	$(3,546)	$—	$—	$2,648

SCHEDULE VI
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
($ in thousands)

		Reserve							Amortization
	Deferred	for losses					Losses and loss adjustment		of deferred
Affiliation	policy	and loss	Discount,		Net	Net	expenses incurred related to		policy	Other	Net
with	acquisition	adjustment	if any,	Unearned	earned	investment	Current	Prior	acquisition	operating	written
Registrant	costs	expenses	deducted	premiums	premiums	income (1)	year	years	costs (2)	expenses (1)	premiums
Consolidated Subsidiaries
Year ended December 31, 2009	$56,575	$1,920,286	$—	$475,171	$683,363	$74,946	$444,939	$(8,941)	$99,676	$132,697	$701,255

Year ended December 31, 2008	$47,618	$1,853,664	$—	$480,665	$643,976	$75,199	$443,877	$(50,746)	$89,785	$123,258	$661,615

Year ended December 31, 2007	$51,895	$1,648,764	$—	$469,481	$601,977	$68,785	$387,601	$(47,009)	$77,613	$110,409	$645,796

(1)	Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.

(2)	Amortization of Deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

INDEX TO EXHIBITS

Previously Filed and
Incorporated Herein
Exhibit No.		Description of Exhibit	by Reference to:

3-1		Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-2		Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-3		By-laws, as amended	Form S-1 (File No. 33-5667)
3-4		Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006
4-1		Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)
10-1		Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-2		Agreement between the Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-3	*	Stock Option Plan	Form S-1 (File No. 33-5667)
10-4	*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)
10-5		Agreement with Bradley D. Wiley dated June 3, 1997	Form 10-K for December 31, 1997
10-6		Employment Agreement with Salvatore A. Margarella dated March 1, 1999	Form 10-K for December 31, 1998
10-7		Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001
10-8		Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002
10-9	*	2002 Stock Incentive Plan	Proxy Statement for May 30, 2002
10-10	*	Employee Stock Purchase Plan	Proxy Statement for May 29, 2003
10-11	*	Executive Performance Incentive Plan	Proxy Statement for May 29, 2003
10-12		Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No. 333-108424)
10-14		Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-15		Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-16		Agreement with Jane E. Keller	Form 10-Q for September 30, 2004
10-17		Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	Form 8-K filed December 14, 2004
10-18		Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	Form 8-K filed January 18, 2005
10-19		Second Amended and Restated Credit Agreement among the Company and the Lenders dated January 31, 2005	Form 8-K filed February 4, 2005
10-20	*	2005 Stock Incentive Plan	Proxy Statement for May 20, 2005
10-23		Third Amended and Restated Credit Agreement among the Company and the Lenders dated February 2, 2007	Form 8-K filed February 7, 2007

Previously Filed and
Incorporated Herein
Exhibit No.		Description of Exhibit	by Reference to:

10-24		Paul J. Malvasio Letter Agreement and Retirement Agreement	Form 10-Q for March 31, 2008
10-25		Agreement with Francis W. McDonnell	Form 8-K filed July 29, 2008
10-26		Fourth Amended and Restated Credit Agreement among the Company and the Lender dated April 3, 2009	Form 8-K filed April 7, 2009
10-27	*	Amended 2005 Stock Incentive Plan	Proxy Statement for April 29, 2009
10-28		Agreement with Bruce J. Byrnes	Form 8-K filed June 16, 2009
11-1		Statement re Computation of Per Share Earnings	**
21-1		Subsidiaries of Registrant	**
23-1		Consent of Independent Registered Public Accounting Firm	**
31-1		Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2		Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
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