Form 10-Q
period 2010-03-31
NAVIGATORS GROUP INC
filed 2010-05-07
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 0-15886
The Navigators Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3138397

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6 International Drive, Rye Brook, New York	10573

(Address of principal executive offices)	(Zip Code)
(914) 934-8999
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of April 27, 2010 was 16,374,748.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1.	Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010, $1,762,223; 2009, $1,777,983)	$1,807,348	$1,816,669
Equity securities, available-for-sale, at fair value (cost: 2010, $54,624; 2009, $47,376)	72,609	62,610
Short-term investments, at cost which approximates fair value	172,342	176,799
Cash	2,699	509

Total investments and cash	2,054,998	2,056,587

Premiums receivable	225,025	193,460
Prepaid reinsurance premiums	157,201	162,344
Reinsurance recoverable on paid losses	75,355	76,505
Reinsurance recoverable on unpaid losses and loss adjustment expenses	795,914	807,352
Deferred policy acquisition costs	63,133	56,575
Accrued investment income	16,767	17,438
Goodwill and other intangible assets	6,779	7,057
Current income tax receivable, net	5,021	4,854
Deferred income tax, net	25,643	31,222
Other assets	34,895	40,600

Total assets	$3,460,731	$3,453,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,913,760	$1,920,286
Unearned premiums	494,061	475,171
Reinsurance balances payable	86,376	98,555
Senior notes	114,041	114,010
Accounts payable and other liabilities	42,449	44,453

Total liabilities	2,650,687	2,652,475

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,228,278 shares for 2010 and 17,212,814 shares for 2009	1,723	1,721
Additional paid-in capital	307,517	304,505
Treasury stock, at cost (853,842 shares for 2010 and 366,330 shares for 2009)	(37,290)	(18,296)
Retained earnings	486,979	469,934
Accumulated other comprehensive income	51,115	43,655

Total stockholders’ equity	810,044	801,519

Total liabilities and stockholders’ equity	$3,460,731	$3,453,994

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Gross written premiums	$270,145	$275,259

Revenues:
Net written premiums	$189,317	$200,652
Increase in unearned premiums	(25,248)	(35,706)

Net earned premiums	164,069	164,946
Net investment income	17,972	18,743
Total other-than-temporary impairment losses	(251)	(26,871)
Portion of loss recognized in other comprehensive income (before tax)	170	16,171

Net other-than-temporary impairment losses	(81)	(10,700)
Net realized gains (losses)	6,113	(1,537)
Other income	1,070	143

Total revenues	189,143	171,595

Expenses:
Net losses and loss adjustment expenses	103,807	100,247
Commission expenses	25,316	22,448
Other operating expenses	34,586	30,535
Interest expense	2,044	2,219

Total expenses	165,753	155,449

Income before income taxes	23,390	16,146

Income tax expense	6,345	4,146

Net income	$17,045	$12,000

Net income per common share:
Basic	$1.02	$0.71
Diluted	$1.00	$0.71

Average common shares outstanding:
Basic	16,641	16,882
Diluted	16,979	17,002
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,721	$1,708
Shares issued under stock plans	2	8

Balance at end of period	$1,723	$1,716

Additional paid-in capital
Balance at beginning of year	$304,505	$298,872
Share-based compensation	3,012	3,626

Balance at end of period	$307,517	$302,498

Treasury stock, at cost
Balance at beginning of year	$(18,296)	$(11,540)
Treasury stock acquired	(23,671)	—
Shares issued for share-based compensation	4,677	—

Balance at end of period	$(37,290)	$(11,540)

Retained earnings
Balance at beginning of year	$469,934	$406,776
Net income	17,045	12,000

Balance at end of period	$486,979	$418,776

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$30,958	$(15,062)
Change in period	6,710	16,494

Balance at end of period	37,668	1,432

Non-credit other-than-temporary impairment gains (losses), net of tax
Balance at beginning of year	4,000	—
Change in period	(712)	(10,511)

Balance at end of period	3,288	(10,511)

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,697	8,563
Net adjustment	1,462	1,520

Balance at end of period	10,159	10,083

Balance at end of period	$51,115	$1,004

Total stockholders’ equity at end of period	$810,044	$712,454

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Net income	$17,045	$12,000

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $3,192 and $2,794 in 2010 and 2009, respectively (1)	5,998	5,983
Change in foreign currency translation gains (losses), net of tax expense of $788 and $818 in 2010 and 2009, respectively	1,462	1,520

Other comprehensive income (loss)	7,460	7,503

Comprehensive income	$24,505	$19,503

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$9,915	$(2,204)
Less: reclassification adjustment for net realized gains (losses) included in net income	3,973	(1,140)
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(56)	(7,047)

Change in net unrealized gains (losses) on investments, net of tax	$5,998	$5,983

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)

Operating activities:
Net income	$17,045	$12,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,246	957
Deferred income taxes	1,777	(2,604)
Net realized (gains) losses	(6,032)	12,237
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	8,969	(2,916)
Reserves for losses and loss adjustment expenses	1,376	28,539
Prepaid reinsurance premiums	4,610	21,318
Unearned premium	20,788	14,492
Premiums receivable	(33,117)	(31,897)
Commissions receivable	203	7
Deferred policy acquisition costs	(6,982)	(10,169)
Accrued investment income	677	1,294
Reinsurance balances payable	(11,763)	(10,382)
Current income taxes	366	6,719
Other	4,961	3,333

Net cash provided by operating activities	4,124	42,928

Investing activities:
Fixed maturities, available-for-sale
Redemptions and maturities	34,771	32,122
Sales	165,405	91,969
Purchases	(180,252)	(153,211)
Equity securities, available-for-sale
Sales	—	1,420
Purchases	(7,274)	(10,713)
Change in payable for securities	7,451	(1,106)
Net change in short-term investments	1,514	13,265
Purchase of property and equipment	(491)	(2,164)

Net cash provided by (used in) investing activities	21,124	(28,418)

Financing activities:
Purchase of treasury stock	(23,671)	—
Proceeds of stock issued from employee stock purchase plan	415	344
Proceeds of stock issued from exercise of stock options	198	333

Net cash (used in) provided by financing activities	(23,058)	677

Increase in cash	2,190	15,187
Cash at beginning of year	509	1,457

Cash at end of period	$2,699	$16,644

Supplemental cash information:
Income taxes paid, net	$3,806	$68
Issuance of stock to directors	180	210
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited but reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2009 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. Commission income, previously disclosed as a separate line item in the Consolidated Statements of Income, is now included in Other income (expense).
Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (Accounting Standards Update (“ASU”) 2010-06) which improves disclosures about fair value measurements (Accounting Standards Codification (“ASC” or “Codification”) 820-10). This guidance adds additional disclosures regarding significant transfers in and out of Levels 1 and 2. This guidance also adds additional disclosures regarding Level 3 purchases, sales, issuances and settlements. In addition, this guidance also adds additional disclosures regarding fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for items classified as Level 2 or Level 3. This guidance was effective as of January 1, 2010 for calendar year reporting entities with the exception of the additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which is effective as of January 1, 2011 for calendar year reporting entities. Early adoption is permitted. We adopted this guidance in the first quarter of 2010 with the exception of the additional disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements which we will adopt in the first quarter of 2011. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.
In June 2009, the FASB issued accounting guidance for the transfer of financial assets (ASC 860-10), which was added to the Codification under ASU 2009-16. This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) from existing GAAP as well as the removal of the exception from applying ASC 810-10, Consolidation, to QSPEs. This guidance also clarifies the unit of account eligible for sale accounting and requires that a transferor recognize and initially measure at fair value, all financial assets obtained and liabilities incurred as a result of a transfer of an entire financial asset (or group of entire financial assets) accounted for as a sale. Finally, this guidance requires enhanced disclosures to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance was effective as of January 1, 2010 for calendar year reporting entities and early adoption was not permitted. We adopted this guidance in the first quarter of 2010. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.

Recent Accounting Developments
None
Note 3. Segment Information
We classify our business into two underwriting segments consisting of the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”), which are separately managed, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.
We evaluate the performance of each underwriting segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, net losses and loss adjustment expenses (“LAE”), commission expenses, other operating expenses and other income (expense). Each segment maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
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
The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We controlled 100% of the stamp capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member in 2010 and 2009.
Navigators Management Company, Inc. (“NMC”) is a wholly-owned underwriting management company which produces, manages and underwrites insurance and reinsurance, and provides corporate services for the Company. The operating results for the underwriting management company are allocated to both the Insurance Companies and Lloyd’s Operations.
The Insurance Companies’ and the Lloyd’s Operations’ underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Financial data by segment for the three months ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31, 2010
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$177,838	$92,307	$—	$270,145
Net written premiums	121,340	67,977	—	189,317

Net earned premiums	111,211	52,858	—	164,069
Net loss and LAE	(68,403)	(35,404)	—	(103,807)
Commission expenses	(14,362)	(10,966)	12	(25,316)
Other operating expenses	(27,353)	(7,243)	—	(34,596)
Other income (expense)	(977)	2,069	(12)	1,080

Underwriting profit (loss)	116	1,314	—	1,430

Net investment income	15,748	2,069	155	17,972
Net realized gains (losses)	5,205	713	114	6,032
Other operating expenses	—	—	10	10
Other income (expense)	—	—	(10)	(10)
Interest expense	—	—	(2,044)	(2,044)

Income (loss) before income taxes	21,069	4,096	(1,775)	23,390

Income tax expense (benefit)	5,463	1,503	(621)	6,345

Net income (loss)	$15,606	$2,593	$(1,154)	$17,045

Identifiable assets (1)	$2,546,248	$815,946	$86,046	$3,460,731

Loss and LAE ratio	61.5%	67.0%		63.3%
Commission expense ratio	12.9%	20.7%		15.4%
Other operating expense ratio (2)	25.5%	9.8%		20.4%

Combined ratio	99.9%	97.5%		99.1%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Three Months Ended March 31, 2010
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$67,526	$59,141	$126,667
Property Casualty	79,346	19,959	99,305
Professional Liability	30,966	13,207	44,173

Total	$177,838	$92,307	$270,145

Net written premiums:
Marine	$51,003	$49,642	$100,645
Property Casualty	49,697	11,711	61,408
Professional Liability	20,640	6,624	27,264

Total	$121,340	$67,977	$189,317

Net earned premiums:
Marine	$41,094	$35,560	$76,654
Property Casualty	51,081	11,915	62,996
Professional Liability	19,036	5,383	24,419

Total	$111,211	$52,858	$164,069

	Three Months Ended March 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$191,983	$83,276	$—	$275,259
Net written premiums	137,082	63,570	—	200,652

Net earned premiums	120,290	44,656	—	164,946
Net losses and LAE	(70,153)	(30,094)	—	(100,247)
Commission expenses	(14,968)	(7,480)	—	(22,448)
Other operating expenses	(24,560)	(5,981)	6	(30,535)
Other income (expense)	201	(52)	(6)	143

Underwriting profit	10,810	1,049	—	11,859

Net investment income	16,207	2,383	153	18,743
Net realized gains (losses)	(8,907)	(3,330)	—	(12,237)
Interest expense	—	—	(2,219)	(2,219)

Income (loss) before income taxes	18,110	102	(2,066)	16,146

Income tax expense (benefit)	4,533	336	(723)	4,146

Net income (loss)	$13,577	$(234)	$(1,343)	$12,000

Identifiable assets (1)	$2,497,923	$799,907	$90,135	$3,403,633

Loss and LAE ratio	58.3%	67.4%		60.8%
Commission expense ratio	12.4%	16.8%		13.6%
Other operating expense ratio (2)	20.3%	13.5%		18.4%

Combined ratio	91.0%	97.7%		92.8%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Three Months Ended March 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$77,237	$59,023	$136,260
Property Casualty	84,258	13,528	97,786
Professional Liability	30,488	10,725	41,213

Total	$191,983	$83,276	$275,259

Net written premiums:
Marine	$58,459	$49,974	$108,433
Property Casualty	59,976	7,595	67,571
Professional Liability	18,647	6,001	24,648

Total	$137,082	$63,570	$200,652

Net earned premiums:
Marine	$37,161	$31,175	$68,336
Property Casualty	65,412	7,923	73,335
Professional Liability	17,717	5,558	23,275

Total	$120,290	$44,656	$164,946

The Insurance Companies’ net earned premiums include $19.9 million and $21.2 million of net earned premiums from the U.K. Branch for the three months ended March 31, 2010 and 2009, respectively.
Note 4. Reinsurance Ceded
Our ceded earned premiums were $85.5 million and $95.8 million for the three months ended March 31, 2010 and 2009, respectively. Our ceded incurred losses were $52.2 million and $48.8 million for the three months ended March 31, 2010 and 2009, respectively.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 74.9% of our total recoverable), together with the reinsurance recoverables and collateral at March 31, 2010, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held(1)	Rating Agency
	($ in millions)

Swiss Reinsurance America Corporation	$8.4	$95.2	$103.6	$6.5	A	AMB	(2)
Munich Reinsurance America Inc.	28.0	65.3	93.3	8.9	A+	AMB
Transatlantic Reinsurance Company	20.9	49.4	70.3	10.4	A	AMB
Everest Reinsurance Company	19.4	48.6	68.0	9.0	A+	AMB
White Mountains Reinsurance of America	0.7	63.0	63.7	1.9	A-	AMB
General Reinsurance Corporation	1.5	56.9	58.4	1.1	A++	AMB
Munchener Ruckversicherungs-Gesellschaft	3.2	33.6	36.8	11.5	A+	AMB
National Indemnity Company	6.6	28.0	34.6	1.2	A++	AMB
Berkley Insurance Company	6.8	22.8	29.6	1.2	A+	AMB
Platinum Underwriters Re	3.8	25.6	29.4	1.7	A	AMB
Scor Holding (Switzerland) AG	5.8	19.4	25.2	5.9	A-	AMB
Partner Reinsurance Europe	5.7	17.9	23.6	9.4	AA-	S&P
Swiss Re International SE	0.9	20.6	21.5	5.6	A	AMB
Partner Reinsurance Company of the U.S.	1.0	19.9	20.9	0.1	A+	AMB
Ace Property and Casualty Insurance Company	3.4	17.0	20.4	1.9	A+	AMB
Lloyd’s Syndicate #2003	3.3	14.8	18.1	2.7	A	AMB
Hannover Ruckversicherung	1.4	14.6	16.0	1.7	A	AMB
Arch Reinsurance Company	0.5	15.3	15.8	0.0	A	AMB
Allianz Global Corporate & Specialty AG	—	11.0	11.0	4.4	A+	AMB
XL Reinsurance America Inc.	0.0	10.3	10.3	0.3	A	AMB

Top 20 Total	121.3	649.2	770.5	85.4
All Other	35.9	222.1	258.0	81.0

Total	$157.2	$871.3	$1,028.5	$166.4

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best Company (“A.M. Best”, “AMB”) and Standard and Poor’s Rating Services (“S&P”)
Note 5. Stock-Based Compensation
Stock-based compensation granted under our stock plans is expensed in tranches over the vesting period. Options and grants generally vest equally over a four year period and the options have a maximum term of ten years. In some cases, grants vest over five years with one-third vesting in each of the third, fourth and fifth years. A portion of our restricted stock unit grants are performance based and are dependent on the rolling three-year average return on beginning equity. The actual shares that vest will range between 150% to 0% of the original award depending on the results. We are currently accruing for these awards at the target. The amounts charged to expense for stock-based compensation were $2.0 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.
We expensed $48,000 and $41,000 for the three months ended March 31, 2010 and 2009, respectively, related to our Employee Stock Purchase Plan. In addition, $45,000 and $52,500 were expensed for the three months ended March 31, 2010 and 2009, respectively, related to stock compensation to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.

Note 6. Syndicate 1221
Our Lloyd’s Operations included in the consolidated financial statements represents our participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £165 million ($256 million) for the 2010 underwriting year compared to £124 million ($194 million) for the 2009 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in our financial statements are gross of commission. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010 and 2009 underwriting years through our wholly-owned Lloyd’s corporate member.
We provide letters of credit and post cash to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity. As of March 31, 2010, we had provided letters of credit of $76.5 million and posted cash collateral of $8.6 million. If Syndicate 1221 increases its stamp capacity and we participate in the additional stamp capacity, or if Lloyd’s changes the capital requirements, we may be required to supply additional collateral acceptable to Lloyd’s. If we are unwilling or unable to provide additional acceptable collateral, we will be required to reduce our participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks that expires on March 31, 2011, see Note 11, Credit Facility for additional information. If the consortium of banks decides not to renew the credit facility, we will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company.
Note 7. Income Taxes
We are subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which we operate. We file a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the Internal Revenue Service (“IRS”). These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. Our corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Our effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent we are unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of our foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 28% rate. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries.

A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. We have no unrecognized tax benefits at either March 31, 2010 or March 31, 2009 and do not anticipate any significant unrecognized tax benefits within the next twelve months. We did not incur any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2010 and 2009. We are currently not under examination by any major U.S. or foreign tax authority and are generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2006 and subsequent.
We recorded an income tax expense of $6.3 million for the three months ended March 31, 2010 compared to an income tax expense of $4.1 million for the comparable period in 2009, resulting in effective tax rates of 27.1% and 25.7%, respectively. Our effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 24.5% for the 2010 three month period compared to 24.9% for the same period in 2009. As of March 31, 2010 and December 31, 2009, the net deferred federal, foreign, state and local tax assets were $25.6 million and $31.2 million, respectively.
We had state and local deferred tax assets amounting to potential future tax benefits of $2.9 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $2.0 million and $1.3 million at March 31, 2010 and December 31, 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our state and local tax carryforwards at March 31, 2010 expire from 2023 to 2025.
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $60.3 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to us, taxes of approximately $4.2 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
Note 8. Senior Notes due May 1, 2016
On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.0 million and $2.2 million, respectively, for the three months ended March 31, 2010 and 2009. The fair value of the Senior Notes, based on quoted market prices, was $115.3 million and $111.7 million at March 31, 2010 and December 31, 2009, respectively.
We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of March 31, 2010, we were in compliance with all such covenants.
In April 2009, we repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated noteholder on the open market for $7.0 million, which generated a $2.9 million pretax gain that was reflected in Other income. As a result of this transaction, approximately $115.0 million aggregate principal amount of the Senior Notes remains issued and outstanding as of March 31, 2010.

Note 9. Commitments and Contingencies
In the ordinary course of conducting business, our subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most the these proceedings are claims litigation involving our subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment reserves. Our management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
Our subsidiaries are also from time-to-time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. For example, there is one such claim pending against one of our insureds involving a catastrophic personal injury. In that matter, we tendered our policy limits to settle the claim, but the tender was rejected. Our insured and the underlying plaintiff have demanded that we pay amounts substantially in excess of our policy in order to settle the claim. In general, we believe we have valid defenses to these cases, including the catastrophic personal injury claim noted above. Our management expects that the ultimate liability if any, with respect to such extra-contractual matters will not be material to our consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time-to-time, have a material adverse outcome on our consolidated results of operations or cash flows in a particular fiscal quarter or year.

Note 10. Investments
The following tables set forth our cash and investments as of March 31, 2010. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
March 31, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$408,935	$7,571	$(355)	$401,719	$—
States, municipalities and political subdivisions	640,783	22,064	(1,996)	620,715	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	348,619	12,289	(108)	336,438	—
Residential mortgage obligations	30,486	—	(6,050)	36,536	(4,685)
Asset-backed securities	11,283	485	(34)	10,832	(34)
Commercial mortgage-backed securities	105,728	2,494	(685)	103,919	—

Subtotal	496,116	15,268	(6,877)	487,725	(4,719)
Corporate bonds	261,514	10,132	(682)	252,064	—

Total fixed maturities	1,807,348	55,035	(9,910)	1,762,223	(4,719)

Equity securities — common stocks	72,609	17,995	(10)	54,624	—

Cash	2,699	—	—	2,699	—

Short-term investments	172,342	—	—	172,342	—

Total	$2,054,998	$73,030	$(9,920)	$1,991,888	$(4,719)

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell debt securities in unrealized loss positions that are not other-than temporarily impaired before recovery. We may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investment for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The scheduled maturity dates for fixed maturity securities by the number of years until maturity at March 31, 2010 are shown in the following table:

Period from
March 31, 2010	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$202,918	$200,767
Due after one year through five years	413,412	396,940
Due after five years through ten years	388,296	376,251
Due after ten years	306,606	300,540
Mortgage- and asset-backed (including GNMAs)	496,116	487,725

Total	$1,807,348	$1,762,223

The following table summarizes all securities in a gross unrealized loss position at March 31, 2010 and December 31, 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities.

	March 31, 2010			December 31, 2009
	# of	Fair	Gross	# of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	15	$31,720	$355	24	$116,566	$597
7-12 Months	1	985	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	16	32,705	355	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	33	88,859	1,408	47	108,290	2,291
7-12 Months	—	—	—	4	3,534	112
> 12 Months	22	19,582	588	23	17,777	514

Subtotal	55	108,441	1,996	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	14	92,247	108	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	14	92,247	108	5	18,385	98

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	64	30,486	6,050	73	31,071	7,246

Subtotal	64	30,486	6,050	73	31,071	7,246

Asset-backed securities
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	3	188	34	4	637	34

Subtotal	3	188	34	4	637	34

Commercial mortgage-backed securities
0-6 Months	—	—	—	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	10	24,775	685	21	45,135	4,704

Subtotal	10	24,775	685	32	73,238	5,028

Corporate bonds
0-6 Months	16	59,921	516	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	3	2,217	166	8	6,325	422

Subtotal	19	62,138	682	21	39,600	759

Total fixed maturities	181	$350,980	$9,910	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	2	$796	$10	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	2	$796	$10	1	$872	$10

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
For debt securities, when assessing whether the amortized cost basis of the security will be recovered, we compare the present value of cash flows expected to be collected in relation to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within OCI.
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
For the three months ended March 31, 2010, OTTI losses within OCI decreased $1.0 million primarily as a result of increases in the fair value of securities previously impaired. For the three months ended March 31, 2009, OTTI losses within OCI were $16.2 million.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended
	March 31,
	2010		2009
($ in thousands)	No.	Amount	No.	Amount

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	2	$564
Residential mortgage-backed securities	2	224	35	17,849
Asset-backed securities	—	—	1	119
Equities	1	27	54	8,339

Total	3	$251	92	$26,871

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—
Residential mortgage-backed securities		170		16,102
Asset-backed securities		—		69
Equities		—		—

Total		$170		$16,171

Impairment losses recognized in earnings
Corporate and other bonds		$—		$564
Residential mortgage-backed securities		54		1,747
Asset-backed securities		—		50
Equities		27		8,339

Total		$81		$10,700

The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of March 31, 2010 that we do not intend to sell and it is not more likely than not that we will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

($ in thousands)

Beginning balance of at January 1, 2010	$2,523
Credit losses on securities not previously impaired as of December 31, 2009	54
Reductions for securities sold during the period	—

Ending balance at March 31, 2010	$2,577

The contractual maturity by the number of years until maturity for fixed maturity securities with a gross unrealized loss at March 31, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$16	0%	$5,878	2%
Due after one year through five years	235	2%	42,264	12%
Due after five years through ten years	1,231	12%	88,163	25%
Due after ten years	1,551	16%	66,979	19%

Mortgage- and asset-backed securities	6,877	70%	147,696	42%

Total fixed maturity securities	$9,910	100%	$350,980	100%

The change in net unrealized gains/ (losses) consisted of:

	Three months ended March 31,
	2010	2009

Fixed maturities	$6,439	$8,630
Equity securities	2,751	147

	9,190	8,777

Deferred income tax (charged) credited	(3,192)	(2,794)

Change in unrealized gains (losses), net	$5,998	$5,983

Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Fixed maturities:
Gains	$6,370	$2,932
(Losses)	(257)	(3,302)

	6,113	(370)

Equity securities:
Gains	—	13
(Losses)	—	(1,180)

	—	(1,167)

Net realized gains (losses)	$6,113	$(1,537)

The following table presents, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, our fixed maturities and equity securities by asset class that are measured at fair value at March 31, 2010:

	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$285,455	$123,480	$—	$408,935
States, municipalities and political subdivisions	—	640,783	—	640,783
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	348,619	—	348,619
Residential mortgage obligations	—	30,486	—	30,486
Asset-backed securities	—	11,283	—	11,283
Commercial mortgage-backed securities	—	105,728	—	105,728

Subtotal	—	496,116	—	496,116
Corporate bonds	—	261,514	—	261,514

Total fixed maturities	285,455	1,521,893	—	1,807,348

Equity securities — common stocks	72,609	—	—	72,609

Total	$358,064	$1,521,893	$—	$1,879,957

The fair value of financial instruments is determined based on the following fair value hierarchy. The fair value measurement inputs and valuation techniques are similar across all asset classes within the levels outlined below.
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

We did not have any significant transfers between Level 1 and 2 for the three months ended March 31, 2010. We did not have any Level 3 securities activity for the three months ended March 31, 2010. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three months ended March 31, 2009:

Three Months Ended
($ in thousands)	March 31, 2009

Level 3 investments as of January 1	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	—
Transfer to Level 3	—

Level 3 investments as of March 31, 2009	$156

Note 11. Credit Facility
We have a credit facility provided through a consortium of banks. Through March 31, 2010, the credit facility made available to the Company letters of credit up to $75 million. At March 31, 2010, letters of credit with an aggregate face amount of $76.5 million were issued under the credit facility.
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011.
The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at March 31, 2010.
As a result of the April 1, 2010 amendment of the credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a tiered schedule that is based on the Company’s status as determined from its then-current ratings issued by S&P and Moody’s Investors Service (“Moody’s”) with respect to the Company’s senior unsecured long-term debt securities without third-party credit enhancement.

Note 12. Share Repurchases
In November 2009, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $65 million of the Parent Company’s common stock. This repurchase program is in addition to our existing $35 million share repurchase program adopted in November 2009. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2010. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. During the fourth quarter of 2009, the Parent Company purchased 141,576 shares of its common stock in the open market at an average cost of $47.72 per share for a total of $6.8 million. During the first quarter of 2010, the Parent Company purchased 573,600 shares of its common stock in the open market at an average cost of $41.27 per share for a total of $23.7 million. From April 1, 2010 through May 4, 2010, the Parent Company purchased an additional 179,812 shares of its common stock in the open market at an average cost of $40.70 per share for a total of $7.3 million under the stock repurchase program.
Note 13. Subsequent Events
Our insurance subsidiaries provided property reinsurance covering the Deepwater Horizon oil drilling rig that exploded in the Gulf of Mexico on April 20th, 2010 and subsequently sank. We received loss notifications for the first party property damage related to the loss of the Deepwater Horizon. Our net physical damage loss for this claim is currently estimated to be approximately $4.6 million, net of tax, reinsurance and reinstatement premiums.
We also participated in various layers of the marine liability insurance programs purchased by entities with potential liability exposures related to the Deepwater Horizon incident. At this point in time, we are unable to accurately estimate the potential liability arising from the Deepwater Horizon incident, the allocation of that liability amongst the various participants, or what recoveries would be available to the participants from other applicable insurance coverage. If losses were incurred in the various marine liability insurance layers in which we participate on, we believe our exposure would be mitigated by the substantial reinsurance coverage we maintain. Our management expects that the ultimate liability, if any, for the marine liability portion of the Deepwater Horizon loss will not be material to our consolidated financial position, but if a significant portion of the marine liability layers in which we participate were to be exhausted, the loss could potentially have a material adverse effect on our consolidated results of operations or cash flows in a particular fiscal quarter or year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q for The Navigators Group, Inc. and its subsidiaries (“the Company”, “we”, “us”, and “our”) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2009 Annual Report on Form 10-K as well as:
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

•	the effects of competition from other insurers;
•	unexpected turnover of our professional staff and our ability to attract and retain qualified employees;
•	increases in interest rates during periods in which we must sell fixed-income securities to satisfy liquidity needs may result in realized investment losses;
•	our investment portfolio is exposed to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities;
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
Our underwriting segments consist of insurance company operations (“Insurance Companies”) and operations at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”) (“Lloyd’s Operations”). The Insurance Companies consist of Navigators Insurance Company, which includes our branch located in the United Kingdom (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010 and 2009 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities within NUAL into Syndicate 1221.

Catastrophe Risk Management
Our Insurance Companies and Lloyd’s Operations have exposure to losses caused by natural and man-made catastrophic events. The frequency and severity of catastrophes are unpredictable.
The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe events. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the unpredictable nature of catastrophes. The occurrence of one or more catastrophic events could have a material adverse effect on our results of operations, financial condition and/or liquidity.
We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of March 31, 2010, we estimate that our probable maximum pre-tax gross and net loss exposure for an earthquake event centered at San Francisco, California would be approximately $131 million and $27 million, respectively, including the cost of reinsurance reinstatement premiums.
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
Critical Accounting Policies
The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 discloses our critical accounting policies (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies). Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for loss and LAE (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results. For additional information regarding our critical accounting policies, refer to our 2009 Annual Report on Form 10-K for the year ended December 31, 2009, pages 42 through 51.

Recent Accounting Pronouncements
Refer to “Note 2: Recent Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2010 and 2009. Earnings per share data is presented on a per diluted share basis. In presenting our financial results, we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Net income for the three months ended March 31, 2010 was $17.0 million or $1.00 per diluted share compared to $12.0 million or $0.71 per diluted share for the three months ended March 31, 2009. Included in these results were net realized gains of $3.9 million after-tax and net realized losses of $1.2 million after-tax for the three months ended March 31, 2010 and 2009, respectively. In addition, our net income included net other-than-temporary impairment losses recognized in earnings of $0.01 million and $7.0 million after-tax for the three months ended March 31, 2010 and 2009, respectively.
The combined ratio for the three months ended March 31, 2010 was 99.1% compared to 92.8% for the comparable period in 2009. The combined ratio for the three months ended March 31, 2010 was reduced by 0.8 loss ratio points for net loss reserve redundancies of $1.2 million relating to prior years. The combined ratio for the three months ended March 31, 2009 was reduced by 3.5 loss ratio points for net loss reserve redundancies of $5.8 million relating to prior years. The net paid loss and LAE ratio for the three months ended March 30, 2010 was 60.3% compared to 43.6% for the comparable period in 2009.
Cash flow from operations was $4.1 million for the first three months of 2010 compared to $42.9 million for the comparable period in 2009. This decrease was primarily due to a $27.0 million negative variance in our cash flows related to an increase in paid losses in the first three months of 2010 compared with the same period in 2009 as well as a decline in the overall operating results.
Consolidated stockholders’ equity increased 1.1% to $810.0 million or $49.47 per share at March 31, 2010 compared to $801.5 million or $47.58 per share at December 31, 2009. The increase was due to net income and unrealized investment portfolio gains.
REVENUES
Gross written premiums decreased to $270.1 million in the three months ended March 31, 2010 compared to $275.3 million in the 2009 comparable period. The 1.9% decrease in the 2010 first quarter gross written premiums compared to 2009 was due to a $9.6 million decrease in our Marine gross written premiums, primarily due to a decline in our protection and indemnity (“P&I”) business line. The decrease in the 2010 first quarter gross written premium was partially offset by a $3.0 million and $1.5 million increase in our Professional Liability and Property Casualty divisions, respectively.

The average renewal premium rates for our Insurance Companies and Lloyd’s Operations’ marine business increased approximately 5% for the three months ended March 31, 2010 compared to the same period in 2009. For our property and casualty division, we generally experienced average renewal premium rate declines in our primary and excess casualty lines offset by a 7% increase in our offshore NavTech line. The Insurance Companies and Lloyd’s professional liability division overall experienced an approximately 1% increase in average renewal premium rates compared to 2009.
The average premium rate increases or decreases as noted above for the marine, property casualty and professional liability businesses are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are judgmentally adjusted for exposure factors when deemed significant and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business that generally would be more competitively priced compared to renewal business. The calculation does not reflect the rate on business that we are unwilling or unable to renew due to loss experience or competition.

The following tables set forth our gross and net written premiums and net earned premiums by segment and line of business for the periods indicated:

	Three Months Ended March 31,
	2010				2009
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)
Insurance Companies:

Marine	$67,526	25%	$51,003	$41,094	$77,237	28%	$58,459	$37,161

Property Casualty	79,346	30%	49,697	51,081	84,258	31%	59,976	65,412

Professional Liability	30,966	11%	20,640	19,036	30,488	11%	18,647	17,717

Insurance Companies Total	177,838	66%	121,340	111,211	191,983	70%	137,082	120,290

Lloyd’s Operations:

Marine	59,141	22%	49,642	35,560	59,023	21%	49,974	31,175

Property Casualty	19,959	7%	11,711	11,915	13,528	5%	7,595	7,923

Professional Liability	13,207	5%	6,624	5,383	10,725	4%	6,001	5,558

Lloyd’s Operations Total	92,307	34%	67,977	52,858	83,276	30%	63,570	44,656

Total	$270,145	100%	$189,317	$164,069	$275,259	100%	$200,652	$164,946

Gross Written Premiums
Insurance Companies’ Gross Written Premiums
Marine Premiums. The gross written premiums for the first three months of 2010 and 2009 consisted of the following:

	2010		2009

Marine liability	$24,780	37%	$27,083	35%
Inland marine	8,892	13%	8,436	11%
P&I	7,122	11%	12,350	16%
Other	6,340	9%	4,770	6%
Cargo	6,221	9%	8,777	11%
Craft/Fishing vessel	5,870	9%	4,441	6%
Bluewater hull	4,624	7%	6,154	8%
Transport	3,677	5%	5,226	7%

Total	$67,526	100%	$77,237	100%

The Insurance Companies’ marine gross written premiums for the three months ended March 31, 2010 decreased 12.6% compared to the same period in 2009. The competition in this sector remains significant and excess capacity continues to exist. The average renewal premium rates for the first quarter of 2010 were generally flat across most lines compared to the same periods in 2009 with the exceptions of P&I, Transport and Inland Marine, which generally experienced increases compared to 2009.
Property Casualty Premiums. The gross written premiums for the first three months of 2010 and 2009 consisted of the following:

	2010		2009

Construction liability	$22,026	28%	$27,452	33%
Commercial umbrella	16,313	21%	15,090	18%
Offshore energy	9,215	12%	9,326	11%
Primary E&S	2,054	3%	1,479	2%
Other	29,738	36%	30,911	36%

Total	$79,346	100%	$84,258	100%

The property casualty gross written premiums for the three months ended March 31, 2010 decreased 5.8% compared to the same period in 2009, due primarily to continuing weak economic conditions that have reduced demand for construction liability insurance. Our commercial umbrella business line experienced growth in 2010 due to the hiring of new underwriters. The average renewal premium rates for the construction liability business decreased approximately 3% for the three months ended March 31, 2010 compared to the same period in 2009. Our excess casualty and primary E&S business lines experienced declines in average renewal premium rates of 2% and 7% compared to 2009, respectively. Our offshore energy business line experienced an increase in its average renewal premium rate of 14% compared to 2009.

Professional Liability Premiums. The gross written premiums for the first three months of 2010 and 2009 consisted of the following:

	2010		2009

D&O (public and private)	$16,143	52%	$18,338	60%
Errors and omissions	13,887	45%	11,199	37%
Architects and engineers	936	3%	951	3%

Total	$30,966	100%	$30,488	100%

The professional liability gross written premiums for the first quarter of 2010 increased 1.6% compared to the same period in 2009 resulting from additional underwriters in both New York and London as well as growth in our program for smaller law firms. The increase in gross written premiums was partially offset by a 12.0% decline in our D&O business line due primarily to increased competition. The average renewal premium rates for the professional liability business increased approximately 1% for the three months ended March 31, 2010 compared to the same period in 2009.
Lloyd’s Operations’ Gross Written Premiums
We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £165 million ($256 million) in 2010 compared to £124 million ($194 million) in 2009.
The Lloyd’s Operations’ gross written premiums for the three months ended March 31, 2010 increased 10.8% compared to the same period in 2009. The increase was attributable to higher property casualty and professional liability premiums which are described in detail below.
Marine Premiums. The gross written premiums for the first three months of 2010 and 2009 consisted of the following:

	2010		2009

Marine liability	$25,528	43%	$20,845	35%
Cargo and specie	21,082	36%	21,687	38%
Assumed reinsurance	6,496	11%	10,324	17%
Hull	3,627	6%	3,749	6%
Other	2,408	4%	2,418	4%

Total	$59,141	100%	$59,023	100%

The marine gross written premium for the three months ended March 31, 2010 remained flat compared to the same period in 2009. The increase in marine liability gross written premiums was due to improved market conditions as well as an increase in average renewal premium rates of approximately 3% compared to 2009. Our assumed reinsurance business line declined as we exited the U.S. property catastrophe business. The overall average renewal premium rates for the Marine division increased approximately 5% for the three months ended March 31, 2010 compared to the same period in 2009.

Property Casualty Premiums. The gross written premiums for the first three months of 2010 and 2009 consisted of the following:

	2010		2009

Offshore Energy	$10,406	51%	$6,299	47%
Engineering and Construction	4,959	25%	3,562	26%
Onshore Energy	2,312	12%	2,435	18%
US Property Casualty	329	2%	1,280	9%
Bloodstock	1,958	10%	—	0%
Property	(5)	0%	(48)	0%

Total	$19,959	100%	$13,528	100%

The property casualty gross written premiums for the three months ended March 31, 2010 increased 47.5% compared to the same period in 2009 due to strong production. The average renewal premium rates for engineering and construction and onshore energy increased 3% and decreased 2%, respectively, compared to the same period in 2009. The US property casualty business is primarily comprised of non-admitted risks in the state of New York.
Professional Liability Premiums. The gross written premiums for the first three months of 2010 and 2009 consisted of the following:

	2010		2009

D&O (public and private)	$6,582	50%	$4,100	38%
E&O	6,625	50%	6,625	62%

Total	$13,207	100%	$10,725	100%

The gross written premiums for the three months ended March 31, 2010 increased 23.1% compared to the same period in 2009. The increase was primarily due to higher excess D&O premiums being generated from an underwriting team that we hired at the end of 2008. The average renewal premiums rates increased approximately 1% in the first quarter of 2010 compared to the same period in 2009.
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

The following tables set forth our ceded written premiums by segment and major line of business for the periods indicated:

	Three Months Ended March 31,
	2010		2009
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premium	Premium	Premium	Premium
	($ in thousands)

Insurance Companies:
Marine	$16,523	24%	$18,778	24%
Property Casualty	29,649	37%	24,282	29%
Professional Liability	10,326	33%	11,841	39%

Subtotal	56,498	32%	54,901	29%

Lloyd’s Operations:
Marine	9,499	16%	9,049	15%
Property Casualty	8,248	41%	5,933	44%
Professional Liability	6,583	50%	4,724	44%

Subtotal	24,330	26%	19,706	24%

Total	$80,828	30%	$74,607	27%

The increase in the percentage of total ceded written premiums to total gross written premiums for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to an increase in the amount of quota share reinsurance purchased for a property casualty run-off book of business that is being transitioned to another carrier.
Net Written Premiums
Net written premiums decreased 5.6% in the three months ended March 31, 2010 compared to the same period in 2009 due to both the aforementioned increase in quota share reinsurance purchased for the Insurance Companies and the Lloyd’s Operations in 2010 as well as lower gross written premiums in 2010.
Net Earned Premiums
Net earned premiums decreased 0.5% in the three months ended March 31, 2010 compared to the same period in 2009.

Net Investment Income
Our net investment income was derived from the following sources:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)

Fixed maturities	$17,740	$18,368
Equity securities	556	745
Short-term investments	235	368

	18,531	19,481
Investment expenses	(559)	(738)

Net investment income	$17,972	$18,743

Net investment income decreased 4.1% for the three months ended March 31, 2010 compared to the same period in 2009 due to lower available cash flow from operations as well as lower short-term investment yields.
Net Other-Than-Temporary Impairment Losses Recognized In Earnings
Our net other-than-temporary impairment losses recognized in earnings for the periods indicated were as follows:

	Three months ended March 31,
	2010	2009
	($ in thousands)

Fixed maturities	$(54)	$(2,360)
Equity securities	(27)	(8,340)

Net other-than-temporary impairment losses recognized in earnings	$(81)	$(10,700)

In the first quarter of 2010, we recorded net other-than-temporary impairment losses recognized in earnings on two residential mortgage-backed securities and one equity security totaling $0.1 million. In the first quarter of 2009, we recorded $10.7 million of net other-than-temporary impairment losses recognized in earnings mostly related to credit losses on non-agency residential mortgage backed securities and one subprime home equity line of credit.

Net Realized Gains and Losses
Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Fixed maturities:
Gains	$6,370	$2,932
(Losses)	(257)	(3,302)

	6,113	(370)

Equity securities:
Gains	—	13
(Losses)	—	(1,180)

	—	(1,167)

Net realized gains (losses)	$6,113	$(1,537)

Pre-tax net income included $6.1 million of net realized gains for the three months ended March 31, 2010 compared with a pre-tax loss of $1.5 million for the comparable period in 2009. On an after-tax basis, the net realized gains for the first three months of 2010 were $3.9 million compared with net realized losses of $1.2 million. We generate realized gains and losses as part of the normal ongoing management of our investment portfolio.
Other Income/(Expense)
Other income/(expense) primarily includes foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.
EXPENSES
Net Losses and Loss Adjustment Expenses
The ratios of net losses and LAE to net earned premiums (“loss ratios”) for the three months ended March 31, 2010 was 63.3% compared to 60.8% for the comparable period in 2009. The loss ratios for the first quarter of 2010 and 2009 were favorably impacted by 0.8 and 3.5 loss ratio points, respectively, resulting from a redundancy of prior year loss reserves.
In conjunction with the recording of gross losses, we assessed our reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom we are currently doing reinsurance business and whose credit we continue to assess in the normal course of business.

The following table presents our reinsurance recoverable amounts as of the dates indicated:

	March 31,	December 31,
	2010	2009	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$75,355	$76,505	$(1,150)
Unpaid losses and LAE reserves	795,914	807,352	(11,438)

Total	$871,269	$883,857	$(12,588)

The following table sets forth gross reserves for losses and LAE, reinsurance recoverable on such amounts and net losses and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	March 31,	December 31,
	2010	2009	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,913,760	$1,920,286	$(6,526)
Less: Reinsurance recoverable on unpaid losses and LAE reserves	795,914	807,352	(11,438)

Net loss and LAE reserves	$1,117,846	$1,112,934	$4,912

The following tables set forth our net reported losses and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled below) by segment and line of business as of the dates indicated:

	March 31, 2010
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$113,864	$98,044	$211,908	46.3%
Property Casualty	139,708	348,242	487,950	71.4%
Professional liability	37,765	65,382	103,147	63.4%

Total Insurance Companies	291,337	511,668	803,005	63.7%

Lloyd’s Operations:
Marine	110,889	101,925	212,814	47.9%
Property Casualty	26,671	28,409	55,080	51.6%
Professional liability	9,246	37,701	46,947	80.3%

Total Lloyd’s Operations	146,806	168,035	314,841	53.4%

Total	$438,143	$679,703	$1,117,846	60.8%

	December 31, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$113,604	$100,042	$213,646	46.8%
Property Casualty	134,427	351,985	486,412	72.4%
Professional liability	38,410	68,807	107,217	64.2%

Total Insurance Companies	286,441	520,834	807,275	64.5%

Lloyd’s Operations:
Marine	107,800	101,851	209,651	48.6%
Property Casualty	27,148	25,175	52,323	48.1%
Professional liability	7,442	36,243	43,685	83.0%

Total Lloyd’s Operations	142,390	163,269	305,659	53.4%

Total	$428,831	$684,103	$1,112,934	61.5%

The increase in net loss reserves is generally a reflection of the growth in net premium volume over the last three years coupled with a changing mix of business to longer-tail lines of business such as the specialty lines of business (construction defect, commercial excess, primary excess), professional liability lines of business and marine liability and transport business in ocean marine. These lines of business, which typically have a longer settlement period compared to the mix of business we have historically written, are becoming larger components of our overall business.
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
There are instances in which facts and circumstances require a deviation from the general process described above. Three such instances relate to the IBNR loss reserve processes for our 2008 Hurricane losses, our 2005 Hurricanes losses and our asbestos exposures, where extrapolation techniques are not applied, except in a limited way, given the unique nature of hurricane losses and limited population of marine excess policies with potential asbestos exposures. In such circumstances, inventories of the policy limits exposed to losses coupled with reported losses are analyzed and evaluated principally by claims personnel and underwriters to establish IBNR loss reserves.
For additional information regarding our accounting policies regarding net losses and loss adjustment expenses, please see our Critical Accounting Policies in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009, pages 42 to 49.
Hurricanes Gustav and Ike
For the year ended December 31, 2008, we incurred gross and net losses and LAE of $114.0 million and $17.2 million, respectively, exclusive of $12.2 million for the cost of excess of loss reinstatement premiums, related to Hurricanes Gustav and Ike.

The following table sets forth our gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Gustav and Ike for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$59,509	$107,399
Incurred loss & LAE	(16)	1,039
Calendar year payments	3,601	48,929

Ending gross reserves	$55,892	$59,509

Gross case loss reserves	$29,335	$34,015
Gross IBNR loss reserves	26,557	25,494

Ending gross reserves	$55,892	$59,509

Net of Reinsurance
Beginning net reserves	$2,683	$12,923
Incurred loss & LAE	43	978
Calendar year payments	350	11,218

Ending net reserves	$2,376	$2,683

Net case loss reserves	$2,811	$1,793
Net IBNR loss reserves	(435)	890

Ending net reserves	$2,376	$2,683

Approximately $58.9 million and $69.7 million of paid and unpaid losses at March 31, 2010 and December 31, 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike.
Hurricanes Katrina and Rita
During the 2005 third quarter, we incurred gross and net losses and LAE of $471.0 million and $22.3 million, respectively, exclusive of $14.5 million for the cost of excess of loss reinstatement premiums, related to Hurricanes Katrina and Rita.

The following table sets forth our gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Katrina and Rita for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$67,038	$97,732
Incurred loss & LAE	229	671
Calendar year payments	12,977	31,365

Ending gross reserves	$54,290	$67,038

Gross case loss reserves	$35,033	$49,291
Gross IBNR loss reserves	19,257	17,747

Ending gross reserves	$54,290	$67,038

Net of Reinsurance
Beginning net reserves	$3,536	$3,667
Incurred loss & LAE	258	114
Calendar year payments	73	245

Ending net reserves	$3,721	$3,536

Net case loss reserves	$53	$183
Net IBNR loss reserves	3,668	3,353

Ending net reserves	$3,721	$3,536

Approximately $62.7 million and $68.5 million of paid and unpaid losses at March 31, 2010 and December 31, 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
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
The reserves for asbestos exposures at March 31, 2010 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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

The following table sets forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$22,147	$21,774
Incurred losses & LAE	(54)	928
Calendar year payments	186	555

Ending gross reserves	$21,907	$22,147

Gross case loss reserves	$14,051	$14,291
Gross IBNR loss reserves	7,856	7,856

Ending gross reserves	$21,907	$22,147

Net of Reinsurance
Beginning net reserves	$16,763	$16,683
Incurred losses & LAE	(11)	(25)
Calendar year payments	90	(105)

Ending net reserves	$16,662	$16,763

Net case loss reserves	$9,011	$9,112
Net IBNR loss reserves	7,651	7,651

Ending net reserves	$16,662	$16,763

At March 31, 2010 and December 31, 2009, the ceded asbestos paid and unpaid reinsurance recoverables were $8.9 million. We continue to believe that we will be able to collect reinsurance on the gross portion of our historic gross asbestos exposure in the above table. To the extent we incur additional gross loss development for our historic asbestos exposure, we do not expect to realize additional reinsurance recoverables.
Prior Year Reserve Redundancies/Deficiencies
The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior reserves, management, in consultation with our actuaries, may determine, based on their judgment that certain assumptions made in the reserving process in prior periods may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.
Prior period reserve redundancies of $1.2 million, net of reinsurance, were recorded in the three months ended March 31, 2010 compared with $5.8 million for the comparable period in 2009.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended March 31,
	2010	2009
	($ in thousands)

Insurance Companies:
Marine	$696	$1,958
Property Casualty	(1,541)	(11,713)
Professional Liability	192	4,623

Subtotal Insurance Companies	(653)	(5,132)
Lloyd’s Operations	(593)	(635)

Total	$(1,246)	$(5,767)

Following is a discussion of relevant factors related to the $1.2 million prior period net reserve redundancy recorded in the 2010 first quarter:
The Insurance Companies recorded $0.7 million of prior period net reserve deficiencies for marine business resulting primarily from $1.2 million of increased liability reserves on reported losses from two older underwriting years, partially offset by favorable loss activity on several other lines, none of which was significant.
The Insurance Companies recorded $1.5 million of prior period net savings for property casualty business comprised mostly of favorable loss development of $2.5 million on two run-off books of business and $1.4 million in on our offshore business due to favorable loss emergence, partially offset by $1.8 million of reported loss activity in excess of our expectation on a run-off liquor liability book of business.
The Insurance Companies recorded $0.2 million of net prior period deficiencies for directors and officers business due to an increase in our loss ratio assumption of the 2009 underwriting year mostly offset by the favorable settlement of a large lawyers claim and favorable loss emergence on a run-off book of lawyers business emanating from the United Kingdom.
The Lloyd’s Operations recorded $0.6 million of prior period net savings that included $0.7 million across several marine lines due to favorable loss activity, none of which was significant.
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
Commission Expenses
Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums for the three months ended March 31, 2010 was 15.4% compared to 13.6% for the comparable period in 2009. The increase in the net commission ratios in the first quarter of 2010 when compared to the same period in 2009 was mostly attributable to greater retentions for net premiums earned in 2010 for the 2009 underwriting year, particularly on our marine quota share treaties, which have reduced the ceding commission benefit.
Other Operating Expenses
Other operating expenses increased $4.1 million for the three months ended March 31, 2010 compared to the same period in 2009. The increase in other operating expenses for the first quarter 2010 was primarily the net result of a 9% increase in staff count offset by a reduction in our UK-based expenses when measured in US dollars due to an 8% reduction in the average exchange rate for sterling.
INCOME TAXES
We recorded an income tax expense of $6.3 million for the three months ended March 31, 2010 compared to an income tax expense of $4.1 million for the comparable period in 2009, resulting in effective tax rates of 27.1% and 25.7%, respectively. Our effective tax rate is typically less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 24.5% for the three months ended March 31, 2010 compared to 24.9% for the same period in 2009. As of March 31, 2010 and December 31, 2009 the net deferred federal, foreign, state and local tax assets were $25.6 million and $31.2 million, respectively.
We had net state and local deferred tax assets amounting to potential future tax benefits of $2.9 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively. Included in the deferred tax assets are state and local net operating loss carryforwards of $2.0 million and $1.3 million at March 31, 2010 and December 31, 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carryforwards at March 31, 2010 expire from 2023 to 2025.

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
We evaluate the performance of each segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premium, net loss and loss adjustment expenses, commission expenses, other operating expenses and other income (expense). The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
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

The following table sets forth the results of operations for the Insurance Companies for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		%
	2010	2009	Change
	($ in thousands)

Gross written premiums	$177,838	$191,983	-7%
Net written premiums	121,340	137,082	-11%

Net earned premiums	111,211	120,290	-8%
Net losses and LAE	(68,403)	(70,153)	-2%
Commission expenses	(14,362)	(14,968)	-4%
Other operating expenses	(27,353)	(24,560)	11%
Other income (expense)	(977)	201	NM

Underwriting profit	116	10,810	-99%

Net investment income	15,748	16,207	-3%
Net realized gains (losses)	5,205	(8,907)	NM

Income before income taxes	21,069	18,110	16%

Income tax expense	5,463	4,533	21%

Net income	$15,606	$13,577	15%

Loss and LAE ratio	61.5%	58.3%
Commission expense ratio	12.9%	12.4%
Other operating expense ratio (1)	25.5%	20.3%

Combined ratio	99.9%	91.0%

(1)	Includes Other operating expenses and Other income (expense).

The following tables set forth the underwriting results of the Insurance Companies for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$41,094	$26,133	$14,928	$33	63.6%	36.3%	99.9%
Property Casualty	51,081	32,126	20,316	(1,361)	62.9%	39.8%	102.7%
Professional Liability	19,036	10,144	7,448	1,444	53.3%	39.1%	92.4%

Total	$111,211	$68,403	$42,692	$116	61.5%	38.4%	99.9%

	Three Months Ended March 31, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$37,161	$26,390	$11,622	$(851)	71.0%	31.3%	102.3%
Property Casualty	65,412	28,004	20,753	16,655	42.8%	31.7%	74.5%
Professional Liability	17,717	15,759	6,952	(4,994)	89.0%	39.2%	128.2%

Total	$120,290	$70,153	$39,327	$10,810	58.3%	32.7%	91.0%

Net earned premiums of the Insurance Companies decreased 7.5% for the three months ended March 31, 2010 compared to the same period in 2009. The decrease was primarily due to the reduction in net written premiums, primarily in our construction liability business line.
The loss ratio for the three months ended March 31, 2010 was favorably impacted by prior period loss reserve redundancies of $0.7 million, or 0.6 loss ratio points. The loss ratio for the three months ended March 31, 2009 was favorably impacted by prior period loss reserve redundancies of $5.1 million, or 4.3 loss ratio points. Generally, while the Insurance Companies has experienced favorable prior period redundancies, the ultimate loss ratios for the most recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yield on the Insurance Companies’ investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 3.9% for the three months ended March 31, 2010 compared to 4.3% for the comparable 2009 period. The average duration of the Insurance Companies’ invested assets was 4.7 years at March 31, 2010 and 4.8 years at March 31, 2009. Net investment income decreased in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to both lower available cash flow from operations as well as a decrease in yields on short-term investments.

Lloyd’s Operations
The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.
The following table sets forth the results of operations of the Lloyd’s Operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,		%
	2010	2009	Change
	($ in thousands)

Gross written premiums	$92,307	$83,276	11%
Net written premiums	67,977	63,570	7%

Net earned premiums	52,858	44,656	18%
Net losses and LAE	(35,404)	(30,094)	18%
Commission expenses	(10,966)	(7,480)	47%
Other operating expenses	(7,243)	(5,981)	21%
Other income (expense)	2,069	(52)	NM

Underwriting profit	1,314	1,049	25%

Net investment income	2,069	2,383	-13%
Net realized gains (losses)	713	(3,330)	NM

Income before income taxes	4,096	102	NM

Income tax expense	1,503	336	347%

Net income (loss)	$2,593	$(234)	NM

Loss and LAE ratio	67.0%	67.4%
Commission expense ratio	20.7%	16.8%
Other operating expense ratio (1)	9.8%	13.5%

Combined ratio	97.5%	97.7%

(1)	Includes Other operating expenses and Other income (expense).

Net earned premiums of the Lloyd’s Operations increased 18.4% for the three months ended March 31, 2010 compared to the same period in 2009. The increase was primarily due to greater net written premiums during 2009.
The loss ratio of 67.0% for the three months ended March 31, 2010 was favorably impacted by prior period loss reserve redundancies of $0.6 million, or 1.1 loss ratio points. The loss ratio of 67.4% for the three months ended March 31, 2009 was favorably impacted by prior period loss reserve redundancies of $0.6 million, or 1.4 loss ratio points. Generally, while the Lloyd’s Operations have experienced favorable prior period net redundancies in calendar years 2009 and 2008, ultimate loss ratios for the more recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yield on the Lloyd’s Operations’ investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 2.3% for the three months ended March 31, 2010 compared to 2.8% for the comparable period in 2009. The average duration of the Lloyd’s Operations’ invested assets at March 31, 2010 was 2.0 years compared to 1.7 years at March 31, 2009. Net investment income decreased in the three months ended March 31, 2010 compared to the same period in 2009 primarily due to both lower available cash flow from operations as well as a decrease in yields on short-term investments. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.
Investments
The following tables set forth our cash and investments as of March 31, 2010 and December 31, 2009:

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
March 31, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$408,935	$7,571	$(355)	$401,719	$—
States, municipalities and political subdivisions	640,783	22,064	(1,996)	620,715	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	348,619	12,289	(108)	336,438	—
Residential mortgage obligations	30,486	—	(6,050)	36,536	(4,685)
Asset-backed securities	11,283	485	(34)	10,832	(34)
Commercial mortgage-backed securities	105,728	2,494	(685)	103,919	—

Subtotal	496,116	15,268	(6,877)	487,725	(4,719)
Corporate bonds	261,514	10,132	(682)	252,064	—

Total fixed maturities	1,807,348	55,035	(9,910)	1,762,223	(4,719)

Equity securities — common stocks	72,609	17,995	(10)	54,624	—

Cash	2,699	—	—	2,699	—

Short-term investments	172,342	—	—	172,342	—

Total	$2,054,998	$73,030	$(9,920)	$1,991,888	$(4,719)

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

Invested assets decreased in the first three months of 2010 primarily due to the funding of share repurchases of $23.7 million, partially offset by available cash flow from operations. The annualized pre-tax yield of the investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 3.6% for the three months ended March 31, 2010 compared to 3.9% for the comparable 2009 period.
The tax exempt securities portion of our investment portfolio has increased by $32.8 million to approximately 32.8% of the fixed maturities investment portfolio at March 31, 2010 compared to March 31, 2009. As a result, the effective tax rate on net investment income was 24.5% for the three months ended March 31, 2010 compared to 24.9% for the comparable 2009 period.
All fixed maturities and equity securities are carried at fair value. All prices for our fixed maturities and equity securities categorized as Level 1 or Level 2 in the fair value hierarchy, as defined in the Financial Accounts Standards Board Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate fair value hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price.
Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sampling of the pricing and assess their reasonableness.

The following table presents, for each of the fair value hierarchy levels, the fair value of our fixed maturities and equity securities by asset class at March 31, 2010:

	Level 1	Level 2	Level 3	Total
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$285,455	$123,480	$—	$408,935
States, municipalities and political subdivisions	—	640,783	—	640,783
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	348,619	—	348,619
Residential mortgage obligations	—	30,486	—	30,486
Asset-backed securities	—	11,283	—	11,283
Commercial mortgage-backed securities	—	105,728	—	105,728

Subtotal	—	496,116	—	496,116
Corporate bonds	—	261,514	—	261,514

Total fixed maturities	285,455	1,521,893	—	1,807,348

Equity securities — common stocks	72,609	—	—	72,609

Total	$358,064	$1,521,893	$—	$1,879,957

There were no significant judgments made in classifying instruments in the fair value hierarchy.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at March 31, 2010 are shown in the following table:

Period from
March 31, 2010	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$202,918	$200,767
Due after one year through five years	413,412	396,940
Due after five years through ten years	388,296	376,251
Due after ten years	306,606	300,540
Mortgage- and asset-backed (including GNMAs)	496,116	487,725

Total	$1,807,348	$1,762,223

The following tables set forth our U.S. Treasury and Agency Bonds and foreign government bonds as of March 31, 2010 and December 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
March 31, 2010	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$304,969	$5,535	$(274)	$299,708
Agency bonds	80,598	1,712	—	78,886
Foreign government bonds	23,368	324	(81)	23,125

Total	$408,935	$7,571	$(355)	$401,719

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$362,614	$5,549	$(560)	$357,625
Agency bonds	82,739	1,489	—	81,250
Foreign government bonds	26,245	359	(37)	25,923

Total	$471,598	$7,397	$(597)	$464,798

The following table sets forth the fifteen largest holdings categorized as state, municipalities and political subdivisions by counterparty as of March 31, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)
Issuers:
State of Washington	$17,332	$710	$16,622	AA
Texas State Transportation Commission	15,434	(231)	15,665	AA+
University of Pittsburgh	14,096	630	13,466	AA
City of San Antonio	11,674	680	10,994	AA
Virginia Resources Authority	11,266	721	10,545	AAA
County of Fairfax	10,940	(107)	11,047	AAA
City of Chicago	10,396	362	10,034	AA-
State of Wisconsin	10,001	533	9,468	A+
Salt River Project Agricultural Improvement	9,831	74	9,757	AA
Commonwealth of Massachusetts	8,951	545	8,406	AA
New York City Transitional Finance Authority	8,413	(23)	8,436	AA
Cypress-Fairbanks Independent School Dist	8,071	219	7,852	AA-
City of New York	8,025	280	7,745	AA-
Illinois Finance Authority	8,007	(146)	8,153	BBB+
County of Hamilton	7,837	34	7,803	A

Subtotal	160,274	4,281	155,993
All Other	480,509	15,787	464,722

Total	$640,783	$20,068	$620,715

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2010. The securities that are not rated in the table below are primarily state bonds.

Equivalent	Equivalent			Net
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$602,406	$582,675	$19,731
BBB	Baa	29,163	28,753	410
BB	Ba	2,000	2,011	(11)
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	7,214	7,276	(62)

Total		$640,783	$620,715	$20,068

We own $254 million of municipal securities which are credit enhanced by various financial guarantors. As of March 31, 2010, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.
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

The following tables set forth our agency mortgage-backed securities, residential mortgage obligations and asset-backed securities by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at March 31, 2010:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)

Agency mortgage-backed securities:
GNMA	$116,201	$1,282	$(72)	$114,991
FNMA	162,550	8,288	(17)	154,279
FHLMC	69,868	2,719	(19)	67,168

Total	$348,619	$12,289	$(108)	$336,438

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
		($ in thousands)

Residential mortgage obligations:
Prime	$29,053	$—	$(5,644)	$34,697
Alt-A	1,433	—	(406)	1,839
Subprime	—	—	—	—

Total	$30,486	$—	$(6,050)	$36,536

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)

Asset-backed securities:
Prime	$11,155	$485	$—	$10,670
Alt-A	—	—	—	—
Subprime	128	—	(34)	162

Total	$11,283	$485	$(34)	$10,832

The following table sets forth the fifteen largest residential mortgage obligations as of March 31, 2010:

				Net
	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)

Gmac Mtg Corp Ln Tr 05 Ar6 2A1	2005	$2,799	$3,314	$(515)	CCC	B3
Merrill Lynch Mtg Inv Inc 05 A9 2A1E	2005	2,731	3,350	(619)	CCC	NR
Wells Fargo Mtg Bkd Secs Tr 06 Ar5 2A1	2006	2,366	2,617	(251)	NR	Caa1
Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	909	1,034	(125)	NR	A2
Bear Stearns Adjustable Rate 06 1 A1	2006	702	776	(74)	NR	B2
JP Morgan Mortgage Trust 07-A3 1A1	2007	674	846	(172)	CCC	NR
GSR Mortgage Loan Trust 06 Ar1 2A1	2006	670	795	(125)	B+	NR
Merrill Lynch Mtg Inv Inc 05 A9 2A1	2005	647	671	(24)	BB-	NR
Wells Fargo Mtg Bkd Secs Tr 06 Ar6 3A	2006	634	744	(110)	NR	B2
Master Adj Rate Mtg Tr 05 6 5A1	2005	608	791	(183)	CCC	Baa2
Citigroup Mtg Ln Tr Inc 04 Hyb3 1A	2004	605	671	(66)	AA-	A1
JP Morgan Mortgage Trust 06 A4 1A1	2006	585	844	(259)	NR	B3
Banc Of America Fdg Corp 05 F 4A1	2005	584	715	(131)	CCC	B1
JP Morgan Mortgage Trust 05 A6 7A1	2005	554	653	(99)	CCC	NR
Mortgageit Trust 05 1 2A	2005	553	639	(86)	AAA	Aaa

Subtotal		15,621	18,460	(2,839)
All Other		14,865	18,076	(3,211)

Total		$30,486	$36,536	$(6,050)

Details of the collateral of our asset-backed securities portfolio as of March 31, 2010 are presented below:

								Total	Net
							Total	Amortized	Unrealized
	AAA	AA	A	BBB	BB	CC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$4,012	$2,857		$1,312	$—	$—	$8,181	$7,871	$310
Credit Cards	—	—	—	—	59	—	59	59	—
Miscellaneous	2,915	2	—	—	—	126	3,043	2,902	141

Total	$6,927	$2,859	$—	$1,312	$59	$126	$11,283	$10,832	$451

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities as of March 31, 2010:

				Average
	Issue	Fair	Book	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	LTV %	Rate	Level	Rating	Rating
	($ in thousands)

Wachovia Bk Comm Mtg Tr 05 C18 A4	2005	$7,231	$6,865	71.96%	10.29%	33.32%	AAA	Aaa
Four Times Square Tr 06-4Ts A	2006	7,028	7,028	39.40%	0.00%	8.83%	AAA	Aa1
GS Mtg Secs Corp II 05 GG4 A4A	2005	6,765	6,611	72.22%	14.19%	31.96%	AAA	Aaa
LB-UbS Comm Mtg Tr 06 C7 A3	2006	6,323	6,329	66.88%	6.16%	29.96%	AAA	NR
Citigroup/Deutsche Bk Comm Mtg 05 CD1 A4	2005	6,062	5,866	69.41%	11.13%	31.09%	AAA	Aaa
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	5,128	4,883	57.39%	0.56%	28.31%	NR	Aaa
Bear Stearns Comm Mtg Secs 07 PW15 A4	2007	4,928	5,134	70.86%	18.66%	30.39%	A+	Aaa
Banc Of America Comm Mtg Inc 07 1 A4	2007	4,659	4,778	75.31%	18.55%	30.50%	NR	Aaa
Morgan Stanley Capital I 07 HQ11 A4	2007	4,532	4,786	73.12%	6.14%	30.25%	A	Aaa
Commercial Mtg Pt Cert 05 C6 A5A	2005	4,187	4,053	73.11%	8.54%	30.39%	AAA	Aaa
Merrill Lynch Mtg Tr 05 CIP1 A4	2005	4,133	4,036	72.54%	23.63%	31.39%	NR	Aaa
Citigroup Comm Mtg Tr 06 C5 A4	2006	3,516	3,510	73.31%	5.70%	30.39%	NR	Aaa
Morgan Stanley Capital I 04 T13 A4	2004	3,425	3,328	58.81%	0.87%	15.66%	NR	Aaa
GE Capital Comm Mtg Svcs 02 1A A3	2002	2,657	2,501	74.50%	2.70%	25.10%	NR	Aaa
CSFB Mtg Secs Corp 03 C3 A5	2003	2,648	2,529	63.60%	5.28%	21.26%	AAA	Aaa

Subtotal		73,222	72,237
All Other		32,506	31,682

Total		$105,728	$103,919

The following table shows the amount and percentage of our fixed maturities and short-term investments at March 31, 2010 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
	($ in thousands)

Extremely Strong	AAA	$1,116,971	56%
Very Strong	AA	450,103	23%
Strong	A	309,610	16%
Adequate	BBB	71,895	4%
Speculative	BB & below	23,897	1%
Not Rated	NR	7,214	0%

Total	AA	$1,979,690	100%

Following is a list of the top fifteen corporate bond holdings for fixed maturities at fair value at March 31, 2010. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)

Issuers:
General Electric	$20,979	$1,268	$19,711	AA
Southern Co	11,825	17	11,808	A
Conoco Phillips	11,366	183	11,183	A
Goldman Sachs Group	10,950	305	10,645	A-
Baker Hughes Inc	10,461	(105)	10,566	A
Citigroup Inc	8,679	56	8,623	BBB+
Pepsico Inc	8,541	379	8,162	A-
Transcanada Corp	8,456	381	8,075	A-
Consolidated Edison	8,203	42	8,161	A-
J.P. Morgan Chase & Co	6,357	62	6,295	A
FPL Group Inc	5,890	(44)	5,934	BBB+
Bank of America Corp	5,813	209	5,604	A-
Scana Corp	5,209	116	5,093	A-
Wells Fargo & Co	5,202	215	4,987	A+
Morgan Stanley	5,128	207	4,921	A-

Subtotal	133,059	3,291	129,768
All Other	128,455	6,159	122,296

Total	$261,514	$9,450	$252,064

The following table sets forth the fifteen largest equity securities holdings as of March 31, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized
	Value	Gains/(Losses)	Cost
	($ in thousands)

Issuers:
Vanguard Total Stock Market Index	$4,937	$1,622	$3,315
Vanguard Emerging Market Stock Index	4,311	1,875	2,436
Vanguard Pacific Stock Index	4,225	1,299	2,926
Vanguard European Stock Index	3,831	1,240	2,591
General Electric Co	2,361	546	1,815
Nokia OYJ	2,356	475	1,881
The Boeing Co	2,305	913	1,392
EI Du Pont De Nemours & Co	2,253	612	1,641
Conocophillips	2,170	320	1,850
Intel Corp	2,089	222	1,867
Kraft Foods Inc	2,059	409	1,650
PPG Industries Inc	2,031	839	1,192
Diageo PLC	1,956	472	1,484
Chevron Corp	1,865	356	1,509
Philip Morris International Inc	1,852	493	1,359

Subtotal	40,601	11,693	28,908
All Other	32,008	6,292	25,716

Total	$72,609	$17,985	$54,624

The following table summarizes all securities in a gross unrealized loss position at March 31, 2010 and December 31, 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	March 31, 2010			December 31, 2009
	# of	Fair	Gross	# of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	15	$31,720	$355	24	$116,566	$597
7-12 Months	1	985	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	16	32,705	355	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	33	88,859	1,408	47	108,290	2,291
7-12 Months	—	—	—	4	3,534	112
> 12 Months	22	19,582	588	23	17,777	514

Subtotal	55	108,441	1,996	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	14	92,247	108	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	14	92,247	108	5	18,385	98

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	64	30,486	6,050	73	31,071	7,246

Subtotal	64	30,486	6,050	73	31,071	7,246

Asset-backed securities
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	3	188	34	4	637	34

Subtotal	3	188	34	4	637	34

Commercial mortgage-backed securities
0-6 Months	—	—	—	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	10	24,775	685	21	45,135	4,704

Subtotal	10	24,775	685	32	73,238	5,028

Corporate bonds
0-6 Months	16	59,921	516	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	3	2,217	166	8	6,325	422

Subtotal	19	62,138	682	21	39,600	759

Total fixed maturities	181	$350,980	$9,910	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	2	$796	$10	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	2	$796	$10	1	$872	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies. See Critical Accounting Estimates — Impairment of Invested Assets in our 2009 Annual Report on Form 10-K for additional information on our policies.
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
As of March 31, 2010, the largest single unrealized loss by issuer in the fixed maturities was $0.6 million.
The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of March 31, 2010.
Period for Which Fair Value is Less than 80% of Amortized Cost

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed maturities	$—	$—	$—	$(2,391)	$(2,391)
Equity securities	—	—	—	—	—

Total	$—	$—	$—	$(2,391)	$(2,391)

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

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2010. Not all of the securities are rated by S&P and/or Moody’s.

		Gross
Equivalent	Equivalent	Unrealized Loss		Fair Value
S&P	Moody’s		Percent		Percent
Rating	Rating	Amount	of Total	Amount	of Total
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$4,455	45%	$305,081	87%
BBB	Baa	713	7%	18,894	5%
BB	Ba	232	2%	3,686	1%
B	B	492	5%	2,391	1%
CCC or lower	Caa or lower	3,923	40%	17,403	5%
NR	NR	95	1%	3,525	1%

Total		$9,910	100%	$350,980	100%

At March 31, 2010, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB—” or higher, or a Moody’s rating of “Baa3” or higher, except for $4.6 million which is rated below investment grade. The non-rated securities primarily consist of municipal bonds. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at March 31, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$16	0%	$5,878	2%
Due after one year through five years	235	2%	42,264	12%
Due after five years through ten years	1,231	12%	88,163	25%
Due after ten years	1,551	16%	66,979	19%

Mortgage- and asset-backed securities	6,877	70%	147,696	42%

Total fixed maturity securities	$9,910	100%	$350,980	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.7 years.

The table below summarizes our activity related to OTTI losses for the periods indicated:

		Three Months Ended
	March 31,
	2010		2009
($ in thousands)	No.	Amount	No.	Amount

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	2	$564
Residential mortgage-backed securities	2	224	35	17,849
Asset-backed securities	—	—	1	119
Equities	1	27	54	8,339

Total	3	$251	92	$26,871

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—
Residential mortgage-backed securities		170		16,102
Asset-backed securities		—		69
Equities		—		—

Total		$170		$16,171

Impairment losses recognized in earnings
Corporate and other bonds		$—		$564
Residential mortgage-backed securities		54		1,747
Asset-backed securities		—		50
Equities		27		8,339

Total		$81		$10,700

During the three months ended March 31, 2010, we recognized in earnings OTTI losses of $0.05 million related to two non-agency mortgage and asset-backed securities. During the first quarter of 2009, we recognized a credit loss of $1.8 million for 36 structured securities which was recognized in earnings. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required sell these securities before the recovery of the amortized cost basis.
During the three months ended March 31, 2010, we recognized in earnings OTTI losses of $0.03 million on one common stock resulting from additional impairments on equity securities that were impaired in 2009. During the first quarter of 2009, we identified 54 common stocks with a fair value of $35.8 million which were considered to be other-than-temporarily impaired and we recognized in earnings OTTI losses of $8.3 million.
During the first quarter of 2009, we identified two corporate bonds with a fair value of $0.8 million which were considered to be other-than-temporarily impaired and we recognized in earnings OTTI losses of $0.6 million.
For the three months ended March 31, 2010, OTTI losses within OCI decreased $1.0 million primarily as a result of increases in the fair value of securities previously impaired. For the three months ended March 31, 2009, OTTI losses within OCI were $16.2 million.

The following table summarizes the cumulative amounts related to our credit loss portion of the other-than-temporary impairment losses on debt securities held as of March 31, 2010 that we do not intend to sell and it is not more likely than not that we will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

($ in thousands)

Beginning balance of at January 1, 2010	$2,523
Credit losses on securities not previously impaired as of December 31, 2009	54
Reductions for securities sold during the period	—

Ending balance at March 31, 2010	$2,577

Liquidity and Capital Resources
Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $42.9 million for the comparable period in 2009, a decrease of $38.8 million. This decrease was primarily due to a $27.0 million negative variance in our cash flows related to an increase in paid losses in the first three months of 2010 compared with the same period in 2009 as well as a decline in the overall operating results.
Net cash provided by investing activities was $21.1 million for the three months ended March 31, 2010 compared to net cash used in investing activities of $28.4 million for the comparable period in 2009. This change is primarily due to sale of securities to fund our share repurchase program.
Net cash used in financing activities was $23.1 million for the three months ended March 31, 2010 compared to net cash provided by financing activities of $0.7 million for the comparable period in 2009. These uses of cash primarily related to the repurchase of $23.7 million of the Company’s common stock in 2010 under the Company’s stock repurchase plan.
At March 31, 2010, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $31.1 million, consists of investment grade bonds. At March 31, 2010, our portfolio had an average maturity of 5.1 years and duration of 4.2 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of March 31, 2010 and December 31, 2009, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
We have a credit facility provided through a consortium of banks. Through March 31, 2010, the credit facility made available to the Company letters of credit up to $75 million. At March 31, 2010, letters of credit with an aggregate face amount of $76.5 million were issued under the credit facility.
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011.

The credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at March 31, 2010.
As a result of the April 1, 2010 amendment of the credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a schedule that is decided based on the Company’s status as determined from its then-current ratings issued by S&P and Moody’s with respect to the Company’s senior unsecured long-term debt securities without third-party credit enhancement.
Pursuant to the implementation of Lloyd’s Plan of Reconstruction and Renewal, a portion of our recoverables are now reinsured by Resolute Management Services Limited (a separate U.K. authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account, previously known as Equitas).
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at March 31, 2010 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
Generally, for excess of loss reinsurers we pay monthly or quarterly deposit premiums based on the estimated subject premiums over the contract period (usually one year) that are subsequently adjusted based on actual premiums determined after the expiration of the applicable reinsurance treaty. Paid losses subject to excess of loss recoveries are generally billed as they occur and are usually settled by reinsurers within 30 calendar days for the Insurance Companies and 30 business days for the Lloyd’s Operations.
We sometimes withhold funds from reinsurers and may apply ceded loss billings against such funds in accordance with the applicable reinsurance agreements.
At March 31, 2010 and December 31, 2009, ceded asbestos paid and unpaid recoverables were $8.9 million. Of such amounts at March 31, 2010, $4.4 million was due from Resolute Management Services Limited. We generally experience significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in our ongoing assessment of such reinsurance recoverables.
We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Gustav, Ike, Katrina and Rita could significantly impact our liquidity needs. However, we expect to continue to pay these hurricane losses over a period of years from cash flow and, if needed, short-term investments. We expect to collect our paid reinsurance recoverables generally under the terms described above.

Our insurance subsidiaries provided property reinsurance covering the Deepwater Horizon oil drilling rig that exploded in the Gulf of Mexico on April 20th, 2010 and subsequently sank. We received loss notifications for the first party property damage related to the loss of the Deepwater Horizon. Our net physical damage loss for this claim is currently estimated to be approximately $4.6 million, net of tax, reinsurance and reinstatement premiums.
We also participated in various layers of the marine liability insurance programs purchased by entities with potential liability exposures related to the Deepwater Horizon incident. At this point in time, we are unable to accurately estimate the potential liability arising from the Deepwater Horizon incident, the allocation of that liability amongst the various participants, or what recoveries would be available to the participants from other applicable insurance coverage. If losses were incurred in the various marine liability insurance layers in which we participate, we believe our exposure would be mitigated by the substantial reinsurance coverage we maintain. Our management expects that the ultimate liability, if any, for the marine liability portion of the Deepwater Horizon loss will not be material to our consolidated financial position, but if a significant portion of the marine liability layers in which we participate were to be exhausted, the loss could potentially have a material adverse effect on our consolidated results of operations or cash flows in a particular fiscal quarter or year.
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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2010 and December 31, 2009, our capital resources were as follows:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Senior debt	$114,041	$114,010
Stockholders’ equity	810,044	801,519

Total capitalization	$924,085	$915,529

Ratio of debt to total capitalization	12.3%	12.5%

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

In November 2009, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $65 million of the Parent Company’s common stock. This repurchase program is in addition to our existing $35 million share repurchase program adopted in November 2009. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2010. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. During the fourth quarter of 2009, the Parent Company purchased 141,576 shares of its common stock in the open market at an average cost of $47.72 per share for a total of $6.8 million. During the first quarter of 2010, the Parent Company purchased 573,600 shares of its common stock in the open market at an average cost of $41.27 per share for a total of $23.7 million. From April 1, 2010 through May 4, 2010, the Parent Company purchased an additional 179,812 shares of its common stock in the open market at an average cost of $40.70 per share for a total of $7.3 million under the stock repurchase program.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any stock repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2009 surplus of Navigators Insurance Company, the approximate remaining maximum amount available for the payment of dividends by Navigators Insurance Company during 2010 without prior regulatory approval was $64.6 million. Navigators Insurance Company declared and paid a $15.0 million dividend to the Parent Company in the first three months of 2010, leaving $49.6 million of remaining dividend capacity for 2010.
Condensed Parent Company balance sheets as of March 31, 2010 (unaudited) and December 31, 2009 are shown in the table below:

	March 31,	December 31,
	2010	2009
	($ in thousands)

Cash and investments	$57,336	$63,676
Investments in subsidiaries	857,160	846,295
Goodwill and other intangible assets	2,534	2,534
Other assets	11,032	5,213

Total assets	$928,062	$917,718

7% Senior Notes	$114,041	$114,010
Accounts payable and other liabilities	623	847
Accrued interest payable	3,354	1,342

Total liabilities	118,018	116,199

Stockholders’ equity	810,044	801,519

Total liabilities and stockholders’ equity	$928,062	$917,718

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in the information concerning market risk as stated in the Company’s 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
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
In the ordinary course of conducting business, our subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most the these proceedings are claims litigation involving our subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment reserves. Our management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
Our subsidiaries are also from time-to-time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. For example, there is one such claim pending against one of our insureds involving a catastrophic personal injury. In that matter, we tendered our policy limits to settle the claim, but the tender was rejected. Our insured and the underlying plaintiff have demanded that we pay amounts substantially in excess of our policy in order to settle the claim. In general, we believe we have valid defenses to these cases, including the catastrophic personal injury claim noted above. Our management expects that the ultimate liability if any, with respect to such extra-contractual matters will not be material to our consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time-to-time, have a material adverse outcome on our consolidated results of operations or cash flows in a particular fiscal quarter or year.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2009 Annual Report on Form 10-K.

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

The Navigators Group, Inc.
(Registrant)

Date: May 7, 2010	/s/ Francis W. McDonnell
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