Form 10-Q
period 2010-06-30
NAVIGATORS GROUP INC
filed 2010-08-05
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of July 27, 2010 was 15,825,000.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
INDEX

Page No.

Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Income (Unaudited) Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Stockholders’ Equity (Unaudited) Six Months Ended June 30, 2010 and 2009	5

Consolidated Statements of Comprehensive Income (Unaudited) Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009	6

Consolidated Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2010 and 2009	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	83

Item 4. Controls and Procedures	83

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	84

Item 1A. Risk Factors	84

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84

Item 3. Defaults Upon Senior Securities	84

Item 5. Other Information	84

Item 6. Exhibits	85

Signatures	86

Index of Exhibits	87

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 11-1
Exhibit 31-1
Exhibit 31-2
Exhibit 32-1
Exhibit 32-2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010, $1,795,021; 2009, $1,777,983)	$1,860,628	$1,816,669
Equity securities, available-for-sale, at fair value (cost: 2010, $62,975; 2009, $47,376)	72,862	62,610
Short-term investments, at cost which approximates fair value	164,827	176,799
Cash	11,941	509

Total investments and cash	2,110,258	2,056,587

Premiums receivable	221,166	193,460
Prepaid reinsurance premiums	161,356	162,344
Reinsurance recoverable on paid losses	52,593	76,505
Reinsurance recoverable on unpaid losses and loss adjustment expenses	800,378	807,352
Deferred policy acquisition costs	61,929	56,575
Accrued investment income	15,337	17,438
Goodwill and other intangible assets	6,717	7,057
Current income tax receivable, net	12,517	4,854
Deferred income tax, net	11,221	31,222
Other assets	26,783	40,600

Total assets	$3,480,255	$3,453,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,919,352	$1,920,286
Unearned premiums	501,172	475,171
Reinsurance balances payable	93,723	98,555
Senior notes	114,073	114,010
Accounts payable and other liabilities	37,192	44,453

Total liabilities	2,665,512	2,652,475

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,237,242 shares for 2010 and 17,212,814 shares for 2009	1,724	1,721
Additional paid-in capital	308,549	304,505
Treasury stock, at cost (1,411,845 shares for 2010 and 366,330 shares for 2009)	(59,788)	(18,296)
Retained earnings	505,949	469,934
Accumulated other comprehensive income	58,309	43,655

Total stockholders’ equity	814,743	801,519

Total liabilities and stockholders’ equity	$3,480,255	$3,453,994

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Gross written premiums	$253,568	$272,729	$523,713	$547,988

Revenues:
Net written premiums	$165,005	$183,007	$354,322	$383,659
Change in unearned premiums	(3,534)	(13,139)	(28,782)	(48,845)

Net earned premiums	161,471	169,868	325,540	334,814
Net investment income	17,853	18,656	35,825	37,399
Total other-than-temporary impairment losses	(489)	(1,876)	(740)	(28,747)
Portion of loss recognized in other comprehensive income (before tax)	334	1,407	504	17,578

Net other-than-temporary impairment losses recognized in earnings	(155)	(469)	(236)	(11,169)
Net realized gains	11,020	2,596	17,133	1,059
Other income (expense)	(899)	5,302	171	5,445

Total revenues	189,290	195,953	378,433	367,548

Expenses:
Net loss and loss adjustment expenses	99,863	100,728	203,670	200,975
Commission expenses	25,677	26,278	50,993	48,726
Other operating expenses	34,513	33,019	69,099	63,554
Interest expense	2,044	2,150	4,088	4,369

Total expenses	162,097	162,175	327,850	317,624

Income before income taxes	27,193	33,778	50,583	49,924

Income tax expense	8,223	10,128	14,568	14,274

Net income	$18,970	$23,650	$36,015	$35,650

Net income per common share:
Basic	$1.18	$1.40	$2.20	$2.11
Diluted	$1.16	$1.39	$2.16	$2.10

Average common shares outstanding:
Basic	16,100	16,938	16,369	16,910
Diluted	16,422	16,993	16,686	17,010
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)

Preferred stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,721	$1,708
Shares issued under stock plans	3	9

Balance at end of period	$1,724	$1,717

Additional paid-in capital
Balance at beginning of year	$304,505	$298,872
Share-based compensation	4,044	4,092

Balance at end of period	$308,549	$302,964

Treasury stock, at cost
Balance at beginning of year	$(18,296)	$(11,540)
Treasury stock acquired	(46,169)	—
Share-based compensation	4,677	—

Balance at end of period	$(59,788)	$(11,540)

Retained earnings
Balance at beginning of year	$469,934	$406,776
Net income	36,015	35,650

Balance at end of period	$505,949	$442,426

Accumulated other comprehensive income
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$30,958	$(15,062)
Change in period	15,522	31,179

Balance at end of period	46,480	16,117

Non-credit other-than-temporary impairment gains (losses), net of tax
Balance at beginning of year	4,000	—
Change in period	(1,302)	(11,426)

Balance at end of period	2,698	(11,426)

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,697	8,563
Net adjustment	434	(1,024)

Balance at end of period	9,131	7,539

Balance at end of period	$58,309	$12,230

Total stockholders’ equity at end of period	$814,743	$747,797

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	June 30,
	2010	2009
	(Unaudited)

Net income	$18,970	$23,650

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense of $4,162 and $6,935 in 2010 and 2009, respectively (1)	8,222	13,770
Change in foreign currency translation gains (losses), net of tax benefit of $(554) and $(1,369) in 2010 and 2009, respectively	(1,028)	(2,544)

Other comprehensive income (loss)	7,194	11,226

Comprehensive income	$26,164	$34,876

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$15,281	$15,146
Less: reclassification adjustment for net realized gains (losses) included in net income	7,163	1,703
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(104)	(327)

Change in net unrealized gains (losses) on investments, net of tax	$8,222	$13,770

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)

Net income	$36,015	$35,650

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense of $7,354 and $9,729 in 2010 and 2009	14,220	19,753
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $234 and $(551) in 2010 and 2009	434	(1,024)

Other comprehensive income (loss)	14,654	18,729

Comprehensive income	$50,669	$54,379

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$25,196	$12,942
Less: reclassification adjustment for net realized gains (losses) included in net income	11,136	563
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(160)	(7,374)

Change in net unrealized gains (losses) on securities, net of tax	$14,220	$19,753

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)

Operating activities:
Net income	$36,015	$35,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,337	2,263
Deferred income taxes	12,438	(2,916)
Net realized (gains) losses	(16,897)	10,110
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	26,105	(28,447)
Reserves for losses and loss adjustment expenses	9,744	75,937
Prepaid reinsurance premiums	216	23,527
Unearned premium	28,706	25,508
Premiums receivable	(29,710)	(37,060)
Deferred policy acquisition costs	(5,883)	(11,597)
Accrued investment income	2,100	18
Reinsurance balances payable	(4,250)	(16,287)
Current income taxes	(6,727)	6,635
Other	10,172	(13,860)

Net cash provided by operating activities	64,366	69,481

Investing activities:
Fixed maturities
Redemptions and maturities	84,190	65,094
Sales	439,441	98,650
Purchases	(529,939)	(260,161)
Equity securities
Sales	899	17,201
Purchases	(16,761)	(15,287)
Change in payable for securities	10,455	11,223
Net change in short-term investments	5,308	34,148
Purchase of property and equipment	(971)	(1,306)

Net cash used in investing activities	(7,378)	(50,438)

Financing activities:
Purchase of treasury stock	(46,169)	—
Purchase of Senior notes	—	(7,000)
Proceeds of stock issued from employee stock purchase plan	415	344
Proceeds of stock issued from exercise of stock options	198	557

Net cash used in financing activities	(45,556)	(6,099)

Increase in cash	11,432	12,944
Cash at beginning of year	509	1,457

Cash at end of period	$11,941	$14,401

Supplemental cash information:
Income taxes paid, net	$7,214	$9,688
Interest paid	4,025	4,330
Issuance of stock to directors	180	210
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we”, “us”, “our” and “the Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2009 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation. Commission income, previously disclosed as a separate line item in the Consolidated Statements of Income, is now included in Other income (expense).
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
The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverage for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221. We controlled 100% of the stamp capacity of Syndicate 1221 through our wholly-owned Lloyd’s corporate member in 2010 and 2009.
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

Financial data by segment for the three months and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$170,641	$82,927	$—	$253,568
Net written premiums	111,401	53,604	—	165,005

Net earned premiums	110,425	51,046	—	161,471
Net loss and LAE	(64,862)	(35,001)	—	(99,863)
Commission expenses	(14,615)	(11,402)	340	(25,677)
Other operating expenses	(25,907)	(8,617)	—	(34,524)
Other income (expense)	(114)	(434)	(340)	(888)

Underwriting profit (loss)	4,927	(4,408)	—	519

Net investment income	15,556	2,128	169	17,853
Net realized gains (losses)	10,729	19	117	10,865
Other operating expenses	—	—	11	11
Other income (expense)	—	—	(11)	(11)
Interest expense	—	—	(2,044)	(2,044)

Income (loss) before income taxes	31,212	(2,261)	(1,758)	27,193

Income tax expense (benefit)	9,654	(815)	(616)	8,223

Net income (loss)	$21,558	$(1,446)	$(1,142)	$18,970

Identifiable assets (1)	$2,564,004	$829,008	$70,742	$3,480,255

Loss and LAE ratio	58.7%	68.6%		61.8%
Commission expense ratio	13.2%	22.3%		15.9%
Other operating expense ratio (2)	23.6%	17.7%		22.0%

Combined ratio	95.5%	108.6%		99.7%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Three Months Ended June 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$55,204	$41,829	$97,033
Property Casualty	81,797	29,122	110,919
Professional Liability	33,640	11,976	45,616

Total	$170,641	$82,927	$253,568

Net written premiums:
Marine	$37,153	$34,421	$71,574
Property Casualty	54,300	13,924	68,224
Professional Liability	19,948	5,259	25,207

Total	$111,401	$53,604	$165,005

Net earned premiums:
Marine	$40,554	$34,727	$75,281
Property Casualty	50,171	10,763	60,934
Professional Liability	19,700	5,556	25,256

Total	$110,425	$51,046	$161,471

	Three Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$189,385	$83,344	$—	$272,729
Net written premiums	122,359	60,648	—	183,007

Net earned premiums	116,223	53,645	—	169,868
Net losses and LAE	(68,843)	(31,885)	—	(100,728)
Commission expenses	(15,060)	(11,218)	—	(26,278)
Other operating expenses	(26,906)	(6,117)	4	(33,019)
Other income (expense)	1,655	651	(4)	2,302

Underwriting profit	7,069	5,076	—	12,145

Net investment income	16,239	2,316	101	18,656
Net realized gains (losses)	2,210	(83)	—	2,127
Other income (expense)	—	—	3,000	3,000
Interest expense	—	—	(2,150)	(2,150)

Income before income taxes	25,518	7,309	951	33,778

Income tax expense	7,171	2,624	333	10,128

Net income	$18,347	$4,685	$618	$23,650

Identifiable assets (1)	$2,571,787	$832,751	$80,000	$3,500,103

Loss and LAE ratio	59.2%	59.4%		59.3%
Commission expense ratio	13.0%	20.9%		15.5%
Other operating expense ratio (2)	21.7%	10.2%		18.1%

Combined ratio	93.9%	90.5%		92.9%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Three Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$57,086	$47,273	$104,359
Property Casualty	94,567	25,506	120,073
Professional Liability	37,732	10,565	48,297

Total	$189,385	$83,344	$272,729

Net written premiums:
Marine	$34,956	$40,077	$75,033
Property Casualty	65,704	15,070	80,774
Professional Liability	21,699	5,501	27,200

Total	$122,359	$60,648	$183,007

Net earned premiums:
Marine	$34,678	$37,038	$71,716
Property Casualty	63,068	11,201	74,269
Professional Liability	18,477	5,406	23,883

Total	$116,223	$53,645	$169,868

	Six Months Ended June 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$348,479	$175,234	$—	$523,713
Net written premiums	232,741	121,581	—	354,322

Net earned premiums	221,636	103,904	—	325,540
Net losses and LAE	(133,265)	(70,405)	—	(203,670)
Commission expenses	(28,977)	(22,368)	352	(50,993)
Other operating expenses	(53,260)	(15,860)	—	(69,120)
Other income (expense)	(1,091)	1,635	(352)	192

Underwriting profit (loss)	5,043	(3,094)	—	1,949

Net investment income	31,304	4,197	324	35,825
Net realized gains (losses)	15,934	732	231	16,897
Other operating expenses	—	—	21	21
Other income (expense)	—	—	(21)	(21)
Interest expense	—	—	(4,088)	(4,088)

Income (loss) before income taxes	52,281	1,835	(3,533)	50,583

Income tax expense (benefit)	15,117	688	(1,237)	14,568

Net income (loss)	$37,164	$1,147	$(2,296)	$36,015

Identifiable assets (1)	$2,564,004	$829,008	$70,742	$3,480,255

Loss and LAE ratio	60.1%	67.8%		62.6%
Commission expense ratio	13.1%	21.5%		15.7%
Other operating expense ratio (2)	24.5%	13.7%		21.1%

Combined ratio	97.7%	103.0%		99.4%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Six Months Ended June 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$122,730	$100,970	$223,700
Property Casualty	161,143	49,081	210,224
Professional Liability	64,606	25,183	89,789

Total	$348,479	$175,234	$523,713

Net written premiums:
Marine	$88,156	$84,063	$172,219
Property Casualty	103,997	25,635	129,632
Professional Liability	40,588	11,883	52,471

Total	$232,741	$121,581	$354,322

Net earned premiums:
Marine	$81,648	$70,287	$151,935
Property Casualty	101,252	22,678	123,930
Professional Liability	38,736	10,939	49,675

Total	$221,636	$103,904	$325,540

	Six Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate	Total
	($ in thousands)

Gross written premiums	$381,368	$166,620	$—	$547,988
Net written premiums	259,441	124,218	—	383,659

Net earned premiums	236,513	98,301	—	334,814
Net losses and LAE	(138,996)	(61,979)	—	(200,975)
Commission expenses	(30,028)	(18,698)	—	(48,726)
Other operating expenses	(51,466)	(12,098)	10	(63,554)
Other income (expense)	1,856	599	(10)	2,445

Underwriting profit	17,879	6,125	—	24,004

Net investment income	32,446	4,699	254	37,399
Net realized gains (losses)	(6,697)	(3,413)	—	(10,110)
Other income (expense)	—	—	3,000	3,000
Interest expense	—	—	(4,369)	(4,369)

Income (loss) before income taxes	43,628	7,411	(1,115)	49,924

Income tax expense (benefit)	11,704	2,960	(390)	14,274

Net income (loss)	$31,924	$4,451	$(725)	$35,650

Identifiable assets (1)	$2,571,787	$832,751	$80,000	$3,500,103

Loss and LAE ratio	58.8%	63.0%		60.0%
Commission expense ratio	12.7%	19.0%		14.6%
Other operating expense ratio (2)	21.0%	11.7%		18.2%

Combined ratio	92.5%	93.7%		92.8%

	Six Months Ended June 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine & Energy	$134,323	$106,296	$240,619
Property Casualty	178,825	39,034	217,859
Professional Liability	68,220	21,290	89,510

Total	$381,368	$166,620	$547,988

Net written premiums:
Marine & Energy	$93,415	$90,051	$183,466
Property Casualty	125,680	22,665	148,345
Professional Liability	40,346	11,502	51,848

Total	$259,441	$124,218	$383,659

Net earned premiums:
Marine & Energy	$71,839	$68,213	$140,052
Property Casualty	128,480	19,124	147,604
Professional Liability	36,194	10,964	47,158

Total	$236,513	$98,301	$334,814

The Insurance Companies’ net earned premiums include $18.7 million and $19.0 million of net earned premiums from the U.K. Branch for the three months ended June 30, 2010 and 2009, respectively and $38.6 million and $40.2 million of net earned premiums from the U.K. Branch for the six months ended June 30, 2010 and 2009, respectively.
Note 4. Reinsurance Ceded
Our ceded earned premiums were $84.3 million and $92.5 million for the three months ended June 30, 2010 and 2009, respectively and were $169.8 million and $188.3 million for the six months ended June 30, 2010 and 2009, respectively. Our ceded incurred losses were $61.1 million and $87.7 million for the three months ended June 30, 2010 and 2009, respectively and were $113.4 million and $136.5 million for the six months ended June 30, 2010 and 2009, respectively.
The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 72.6% of our total recoverable), together with the reinsurance recoverable and collateral at June 30, 2010, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held(1)	Rating Agency(2)
	($ in millions)

Swiss Reinsurance America Corporation	$7.4	$84.4	$91.8	$6.3	A	AMB
Munich Reinsurance America Inc.	23.6	67.3	90.9	5.4	A+	AMB
Transatlantic Reinsurance Company	20.8	51.1	71.9	9.2	A	AMB
White Mountains Reinsurance of America	0.5	60.8	61.3	0.4	A-	AMB
Everest Reinsurance Company	15.0	41.7	56.7	5.3	A+	AMB
General Reinsurance Corporation	1.5	54.6	56.1	1.2	A++	AMB
National Indemnity Company	8.3	26.4	34.7	2.4	A++	AMB
Munchener Ruckversicherungs-Gesellschaft	2.0	32.5	34.5	12.0	A+	AMB
Berkley Insurance Company	5.3	22.5	27.8	0.1	A+	AMB
Partner Reinsurance Europe	8.3	19.3	27.6	11.4	AA-	S&P
Platinum Underwriters Re	3.0	24.2	27.2	1.3	A	AMB
Scor Holding (Switzerland) AG	8.3	18.7	27.0	8.5	A-	AMB
Partner Reinsurance Company of the U.S.	1.3	19.0	20.3	0.5	A+	AMB
Swiss Re International SE	0.7	18.7	19.4	5.4	A	AMB
Lloyd’s Syndicate #2003	3.4	15.4	18.8	3.7	A	AMB
Ace Property and Casualty Insurance Company	4.5	12.8	17.3	2.4	A+	AMB
Arch Reinsurance Company	0.4	15.9	16.3	0.5	A	AMB
Hannover Ruckversicherung	1.0	14.4	15.4	1.8	A	AMB
AXIS Re Europe	3.4	8.0	11.4	3.3	A	AMB
Everest Reinsurance Bermuda	4.1	6.2	10.3	3.4	A+	AMB

Top 20 Total	122.8	613.9	736.7	84.5
All Other	38.6	239.1	277.7	87.6

Total	$161.4	$853.0	$1,014.4	$172.1

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best Company (“A.M. Best”, “AMB”) and Standard and Poor’s Rating Services (“S&P”)

Note 5. Stock-Based Compensation
Stock-based compensation granted under our stock plans is expensed in tranches over the vesting period. Options and grants generally vest equally over a four year period and the options have a maximum term of ten years. In some cases, grants vest over five years with one-third vesting in each of the third, fourth and fifth years. A portion of our restricted stock unit grants are performance based and are dependent on the rolling three-year average return on beginning equity. The actual shares that vest will range between 150% to 0% of the original award depending on the results. We are currently accruing for these awards at the forecasted target. The amounts charged to expense for stock-based compensation were $0.7 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively and were $2.7 million and $3.6 million for the six months ended June 30, 2010 and 2009, respectively.
We expensed $49,000 and $27,000 for the three months ended June 30, 2010 and 2009, respectively and $96,000 and $68,000 for the six months ended June 30, 2010 and 2009, respectively, related to our Employee Stock Purchase Plan. In addition, $45,000 and $52,500 were expensed for the three months ended June 30, 2010 and 2009, respectively and $90,000 and $105,000 were expensed for the six months ended June 30, 2010 and 2009, respectively, related to stock compensation to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.
Note 6. Syndicate 1221
Our Lloyd’s Operations included in the consolidated financial statements represents our participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £168 million ($251 million) for the 2010 underwriting year compared to £124 million ($194 million) for the 2009 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in our financial statements are gross of commission. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010 and 2009 underwriting years through our wholly-owned Lloyd’s corporate member.
We provide letters of credit and post cash to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity. As of June 30, 2010, we had provided letters of credit of $122.7 million and did not post cash collateral. If Syndicate 1221 increases its stamp capacity and we participate in the additional stamp capacity, or if Lloyd’s changes the capital requirements, we may be required to supply additional collateral acceptable to Lloyd’s. If we are unwilling or unable to provide additional acceptable collateral, we will be required to reduce our participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks that expires on March 31, 2011, see Note 11, Credit Facility for additional information. If the consortium of banks decides not to renew the credit facility, we will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company.
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

A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. We have no unrecognized tax benefits at either June 30, 2010 or June 30, 2009 and do not anticipate any significant unrecognized tax benefits within the next twelve months. We did not incur any interest or penalties related to unrecognized tax benefits for the three months ended June 30, 2010 and 2009. We are currently not under examination by any major U.S. or foreign tax authority and are generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2006 and subsequent.
We recorded an income tax expense of $8.2 million for the three months ended June 30, 2010 compared to an income tax expense of $10.1 million for the comparable period in 2009, resulting in effective tax rates of 30.2% and 30.0% respectively. Our effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 25.9% for the 2010 six month period compared to 25.1% for the same period in 2009. As of June 30, 2010 and December 31, 2009, the net deferred federal, foreign, state and local tax assets were $11.2 million and $31.2 million, respectively.
We had state and local deferred tax assets amounting to potential future tax benefits of $2.8 million and $2.6 million at June 30, 2010 and December 31, 2009, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $2.0 million and $1.3 million at June 30, 2010 and December 31, 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our state and local tax carry-forwards at June 30, 2010 expire from 2023 to 2025.
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $58.8 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to us, taxes of approximately $4.1 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
Note 8. Senior Notes due May 1, 2016
On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.0 million and $2.1 million, respectively, for the three months ended June 30, 2010 and 2009 and was $4.1 million and $4.4 million, respectively, for the six months ended June 30, 2010 and 2009. The fair value of the Senior Notes, based on quoted market prices, was $119.7 million and $111.7 million at June 30, 2010 and December 31, 2009, respectively.
We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of June 30, 2010, we were in compliance with all such covenants.
In April 2009, we repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $2.9 million pretax gain that was reflected in Other income. As a result of this transaction, approximately $115.0 million aggregate principal amount of the Senior Notes remains issued and outstanding as of June 30, 2010.

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
Our subsidiaries are also from time-to-time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, we believe we have valid defenses to these cases. Our management expects that the ultimate liability if any, with respect to future extra-contractual matters will not be material to our consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time-to-time, have a material adverse outcome on our consolidated results of operations or cash flows in a particular fiscal quarter or year.

Note 10. Investments
The following tables set forth our cash and investments as of June 30, 2010. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
June 30, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$493,675	$14,409	$(2)	$479,268	$—
States, municipalities and political subdivisions	406,757	17,332	(638)	390,063	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	478,083	21,560	—	456,523	—
Residential mortgage obligations	29,727	—	(4,990)	34,717	(3,852)
Asset-backed securities	10,845	377	(9)	10,477	(9)
Commercial mortgage-backed securities	106,791	4,237	(242)	102,796	—

Subtotal	625,446	26,174	(5,241)	604,513	(3,861)
Corporate bonds	334,750	15,537	(1,964)	321,177	—

Total fixed maturities	1,860,628	73,452	(7,845)	1,795,021	(3,861)

Equity securities — common stocks	72,862	11,316	(1,429)	62,975	—

Cash	11,941	—	—	11,941	—

Short-term investments	164,827	—	—	164,827	—

Total	$2,110,258	$84,768	$(9,274)	$2,034,764	$(3,861)

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
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at June 30, 2010 are shown in the following table:

Period from
June 30, 2010	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$150,280	$148,958
Due after one year through five years	480,008	464,430
Due after five years through ten years	350,766	330,705
Due after ten years	254,128	246,415
Mortgage- and asset-backed (including GNMAs)	625,446	604,513

Total	$1,860,628	$1,795,021

The following table summarizes all securities in a gross unrealized loss position at June 30, 2010 and December 31, 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities.

	June 30, 2010			December 31, 2009
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	2	$12,891	$2	24	$116,566	$597
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	2	12,891	2	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	7	10,718	77	47	108,290	2,291
7-12 Months	6	23,920	315	4	3,534	112
> 12 Months	15	13,342	246	23	17,777	514

Subtotal	28	47,980	638	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	—	—	—	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	—	—	—	5	18,385	98

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	64	29,727	4,990	73	31,071	7,246

Subtotal	64	29,727	4,990	73	31,071	7,246

Asset-backed securities
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	3	178	9	4	637	34

Subtotal	3	178	9	4	637	34

Commercial mortgage-backed securities
0-6 Months	—	—	—	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	4	10,392	242	21	45,135	4,704

Subtotal	4	10,392	242	32	73,238	5,028

Corporate bonds
0-6 Months	11	48,701	1,889	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	2	1,921	75	8	6,325	422

Subtotal	13	50,622	1,964	21	39,600	759

Total fixed maturities	114	$151,790	$7,845	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	29	$18,416	$1,429	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	29	$18,416	$1,429	1	$872	$10

To determine whether the unrealized loss on structured securities is other-than-temporary, we project an expected principal loss under a range of scenarios and utilize the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A breakeven default rate is also calculated. A comparison to the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.
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

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Number of		Number of		Number of		Number of
($ in thousands)	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—	—	$—	2	$564
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	4	489	6	1,493	6	713	39	19,343
Asset-backed securities	—	—	1	24	—	—	1	143
Equities	—	—	7	359	1	27	57	8,697

Total	4	$489	14	$1,876	7	$740	99	$28,747

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		334		1,402		504		17,504
Asset-backed securities		—		5		—		74
Equities		—		—		—		—

Total		$334		$1,407		$504		$17,578

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$564
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		155		91		209		1,839
Asset-backed securities		—		19		—		69
Equities		—		359		27		8,697

Total		$155		$469		$236		$11,169

The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of June 30, 2010 that we do not intend to sell and it is not more likely than not that we will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

($ in thousands)

Beginning balance of at January 1, 2010	$2,523
Credit losses on securities not previously impaired as of January 1, 2010	236
Reductions for securities sold during the period	—

Ending balance at June 30, 2010	$2,759

For the three and six months ended June 30, 2010, OTTI losses within OCI decreased $0.9 million and $1.9 million, respectively, primarily as a result of increases in the fair value of securities previously impaired. For the three and six months ended June 30, 2009, OTTI losses within OCI were $1.4 million and $17.6 million, respectively.

The following table summarizes the cumulative amounts related to our non-credit loss portion of the other-than-temporary impairment losses on debt securities held within other comprehensive income for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Number of	Pre-Tax	After-Tax	Number of	Pre-Tax	After-Tax
($ in thousands)	Securities	Amount	Amount	Securities	Amount	Amount

Beginning balance at January 1, 2010
Residential mortgage-backed securities	34	$5,723	$3,984	—	$—	$—
Asset-backed securities	1	23	16	—	—	—

Total		$5,746	$4,000		$—	$—

Portion of loss in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	6	$504	$328	34	$17,504	$11,373
Asset-backed securities	—	—	—	1	74	53

Total		$504	$328		$17,578	$11,426

Subsequent net unrealized losses (gains) related to securities in which an OTTI loss was recorded in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	36	$(2,375)	$(1,620)		$—	$—
Asset-backed securities	1	(14)	(10)		—	—

Total		$(2,389)	$(1,630)		$—	$—

Ending balance at June 30, 2010
Residential mortgage-backed securities	36	$3,852	$2,692	34	$17,505	$11,373
Asset-backed securities	1	9	6	1	73	53

Total		$3,861	$2,698		$17,578	$11,426

The contractual maturity by the number of years until maturity for fixed maturity securities with a gross unrealized loss at June 30, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$9	0%	$2,451	2%
Due after one year through five years	1,914	24%	51,543	33%
Due after five years through ten years	114	1%	7,002	5%
Due after ten years	567	7%	50,497	33%

Mortgage- and asset-backed securities	5,241	68%	40,297	27%

Total fixed maturity securities	$7,845	100%	$151,790	100%

The change in net unrealized gains/ (losses) consisted of:

	Six Months Ended June 30,
($ in thousands)	2010	2009

Fixed maturities	$26,921	$22,924
Equity securities	(5,347)	6,558

	21,574	29,482

Deferred income tax (charged) credited	(7,354)	(9,729)

Change in unrealized gains (losses), net	$14,220	$19,753

Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Fixed maturities:
Gains	$11,281	$1,593	$17,651	$4,525
(Losses)	(26)	(196)	(283)	(3,498)

	11,255	1,397	17,368	1,027

Equity securities:
Gains	—	1,549	—	1,562
(Losses)	(235)	(350)	(235)	(1,530)

	(235)	1,199	(235)	32

Net realized gains (losses)	$11,020	$2,596	$17,133	$1,059

The following table presents, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, our fixed maturities and equity securities by asset class that are measured at fair value at June 30, 2010:

	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$319,410	$174,265	$—	$493,675
States, municipalities and political subdivisions	—	406,757	—	406,757
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	478,083	—	478,083
Residential mortgage obligations	—	29,727	—	29,727
Asset-backed securities	—	10,845	—	10,845
Commercial mortgage-backed securities	—	106,791	—	106,791

Subtotal	—	625,446	—	625,446
Corporate bonds	—	334,750	—	334,750

Total fixed maturities	319,410	1,541,218	—	1,860,628

Equity securities — common stocks	72,862	—	—	72,862

Total	$392,272	$1,541,218	$—	$1,933,490

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

We did not have any significant transfers between Level 1 and 2 for the three and six months ended June 30, 2010. We did not have any Level 3 securities activity for the six months ended June 30, 2010. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the six months ended June 30, 2009:

Six Months Ended
June 30, 2009
($ in thousands)

Level 3 investments as of January 1	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of June 30, 2009	$—

Note 11. Credit Facility
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011. At June 30, 2010, letters of credit with an aggregate face amount of $122.7 million were outstanding under the credit facility.
This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at June 30, 2010.
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
Note 12. Share Repurchases
In November 2009, the Parent Company’s Board of Directors adopted a share repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a share repurchase program for up to an additional $65 million of the Parent Company’s common stock. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2010. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

The following presents our share repurchases under the aforementioned programs for the periods indicated:

	Number of
	Shares		Dollar Value
	Purchased		of Shares that
	Under Publicly	Average	May Yet Be
	Announced	Cost Paid	Purchased Under
	Program	Per Share	the Program (1)
	($ in thousands, except per share)

October 2009	—	—	$35,000
November 2009	29,021	$47.30	$33,627
December 2009	112,555	$47.83	$28,243

Subtotal fourth quarter	141,576	$47.72

Total 2009 activity	141,576	$47.72

January 2010	171,500	$44.32	$20,642
February 2010	128,500	$41.79	$15,272
March 2010	273,600	$39.10	$69,573

Subtotal first quarter	573,600	$41.27

April 2010	149,912	$40.92	$63,439
May 2010	248,430	$39.92	$53,522
June 2010	159,661	$40.38	$47,075

Subtotal second quarter	558,003	$40.32

Total 2010 activity	1,131,603	$40.80

Total share repurchase activity	1,273,179	$41.57	$47,075

(1)	Balance as of the end of the month indicated.
From July 1, 2010 through August 3, 2010, the Parent Company purchased an additional 62,114 shares of its common stock in the open market at an average cost of $42.15 per share for a total of $2.6 million under the aforementioned $65 million share repurchase program.

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
Our underwriting segments consist of insurance company operations (“Insurance Companies”) and operations at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”) (“Lloyd’s Operations”). The Insurance Companies consist of Navigators Insurance Company, which includes our branch located in the United Kingdom (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010 and 2009 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark which underwrite risks pursuant to binding authorities within NUAL into Syndicate 1221.

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
We have significant natural catastrophe exposures throughout the world. We estimate that our current largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of June 30, 2010, we estimate that our probable maximum pre-tax gross and net loss exposure for an earthquake event centered at Los Angeles, California would be approximately $145 million and $26 million, respectively, including the cost of reinsurance reinstatement premiums.
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
Critical Accounting Policies
The Company’s Annual Report on Form 10-K for the year ended December 31, 2009 discloses our critical accounting policies (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies). Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for loss and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results. For additional information regarding our critical accounting policies, refer to our 2009 Annual Report on Form 10-K for the year ended December 31, 2009, pages 42 through 51.

Recent Accounting Pronouncements
Refer to “Note 2: Recent Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three and six months ended June 30, 2010 and 2009. Earnings per share data is presented on a per diluted share basis. In presenting our financial results, we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Net income for the three months ended June 30, 2010 was $19.0 million or $1.16 per diluted share compared to $23.7 million or $1.39 per diluted share for the three months ended June 30, 2009. Included in these results were net realized gains of $7.2 million and $1.7 million after-tax for the three months ended June 30, 2010 and 2009, respectively. Our net realized gains in the second quarter resulted from the sale of the majority of our general obligation municipal obligations, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities. In addition, our net income included net other-than-temporary impairment losses recognized in earnings of $0.1 million and $0.3 million after-tax for the three months ended June 30, 2010 and 2009, respectively.
Net income for the three and six months ended June 30, 2009 included a gain related to the repurchase of $10 million aggregate principal amount of our 7.0% Senior notes from an unaffiliated note-holder on the open market for $7 million, which net of amortized costs resulted in a pre-tax gain of $2.9 million and added $0.11 to earnings per share.
The combined ratio for the three months ended June 30, 2010 was 99.7% compared to 92.9% for the comparable period in 2009. The increase in the loss ratios for the 2010 periods was partially due to the impact of reinstatement premiums on net earned premiums related to the Deepwater Horizon and West Atlas oil drilling rig losses. See Net Losses and Loss Adjustment Expenses section below. In addition, there was favorable prior year reserve development of $5.3 million and $6.5 million for the three and six months ended June 30, 2010 compared to prior year favorable development of $9.5 million and $15.2 million for the comparable periods in 2009. The net paid loss and LAE ratio for the three months ended June 30, 2010 was 61.1% compared to 36.4% for the comparable period in 2009.
Cash flow from operations was $64.4 million for the first six months of 2010 compared to $69.5 million for the comparable period in 2009. This decrease was primarily due to a $64.0 million increase in paid losses as well as an overall decline in the operating results in the first six months of 2010 compared with the same period in 2009. Partially offsetting these declines was an increase in the cash flow due to improved collections on reinsurance recoverables in the first six months of 2010 compared with the same period in 2009.
Consolidated stockholders’ equity increased 1.6% to $814.7 million or $51.48 per share at June 30, 2010 compared to $801.5 million or $47.58 per share at December 31, 2009. The increase in stockholder’s equity was primarily due to net income and unrealized investment portfolio gains.

REVENUES
Gross written premiums decreased to $253.6 million and $523.7 million in the three months and six months ended June 30, 2010, respectively compared to $272.7 million and $548.0 million in the 2009 comparable periods. The decrease in the 2010 second quarter and six month gross written premiums compared to 2009 was primarily due to the run-off of our personal umbrella lines as well as a continued decline in our construction liability lines in the Property Casualty business.
The average renewal premium rates for our Insurance Companies and Lloyd’s Operations’ marine business increased approximately 3% and 4%, respectively, for the six months ended June 30, 2010 compared to the same period in 2009. For our Property Casualty division, we experienced average renewal premium rate declines in our primary casualty, excess casualty and NavTech lines of approximately 3%, 4% and 1%, respectively. The Insurance Companies and Lloyd’s professional liability division overall experienced an approximately 2% decrease in average renewal premium rates for the six months ended June 30, 2010 compared to 2009.
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

The following tables set forth our gross and net written premiums and net earned premiums by segment and line of business for the periods indicated:

	Three Months Ended June 30,
	2010				2009
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)
Insurance Companies:

Marine	$55,204	22%	$37,153	$40,554	$57,086	21%	$34,956	$34,678

Property Casualty	81,797	32%	54,300	50,171	94,567	34%	65,704	63,068

Professional Liability	33,640	13%	19,948	19,700	37,732	14%	21,699	18,477

Insurance Companies Total	170,641	67%	111,401	110,425	189,385	69%	122,359	116,223

Lloyd’s Operations:

Marine	41,829	17%	34,421	34,727	47,273	18%	40,077	37,038

Property Casualty	29,122	11%	13,924	10,763	25,506	9%	15,070	11,201

Professional Liability	11,976	5%	5,259	5,556	10,565	4%	5,501	5,406

Lloyd’s Operations Total	82,927	33%	53,604	51,046	83,344	31%	60,648	53,645

Total	$253,568	100%	$165,005	$161,471	$272,729	100%	$183,007	$169,868

	Six Months Ended June 30,
	2010				2009
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)
Insurance Companies:

Marine	$122,730	24%	$88,156	$81,648	$134,323	25%	$93,415	$71,839

Property Casualty	161,143	31%	103,997	101,252	178,825	33%	125,680	128,480

Professional Liability	64,606	12%	40,588	38,736	68,220	12%	40,346	36,194

Insurance Companies Total	348,479	67%	232,741	221,636	381,368	70%	259,441	236,513

Lloyd’s Operations:

Marine	100,970	19%	84,063	70,287	106,296	19%	90,051	68,213

Property Casualty	49,081	9%	25,635	22,678	39,034	7%	22,665	19,124

Professional Liability	25,183	5%	11,883	10,939	21,290	4%	11,502	10,964

Lloyd’s Operations Total	175,234	33%	121,581	103,904	166,620	30%	124,218	98,301

Total	$523,713	100%	$354,322	$325,540	$547,988	100%	$383,659	$334,814

Gross Written Premiums
Insurance Companies’ Gross Written Premiums
Marine Premiums. The gross written premiums for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,
($ in thousands)	2010		2009		Change

Marine liability	$20,966	38%	$21,730	38%	-4%
Inland marine	7,625	14%	7,409	13%	3%
P&I	3,118	6%	5,598	10%	-44%
Other	5,393	9%	4,562	8%	18%
Cargo	4,435	8%	5,633	10%	-21%
Craft/Fishing vessel	5,062	9%	4,920	9%	3%
Bluewater hull	5,535	10%	4,776	8%	16%
Transport	3,070	6%	2,458	4%	25%

Total	$55,204	100%	$57,086	100%	-3%

The Insurance Companies’ marine gross written premiums for the 2010 second quarter decreased 3.3% compared to the same period in 2009. The competition in this sector remains significant and excess capacity continues to exist. The average renewal premium rates for marine liability increased 9% for the three months ended June 30, 2010 primarily due to large increases in our energy liability lines. Most of the other lines experienced average renewal premium rate declines in the second quarter.

	Six Months Ended June 30,
($ in thousands)	2010		2009		Change

Marine liability	$45,746	38%	$48,813	36%	-6%
Inland marine	16,517	13%	15,845	12%	4%
P&I	10,240	8%	17,948	13%	-43%
Other	11,733	10%	9,332	7%	26%
Cargo	10,656	9%	14,410	11%	-26%
Craft/Fishing vessel	10,932	9%	9,361	7%	17%
Bluewater hull	10,159	8%	10,930	8%	-7%
Transport	6,747	5%	7,684	6%	-12%

Total	$122,730	100%	$134,323	100%	-9%

The Insurance Companies’ marine gross written premiums for the 2010 six month period decreased 8.6% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the six months ended June 30, 2010, the average renewal premium rates for marine liability increased 4%. Craft/Fishing vessel, Transport, P&I and Inland Marine also experienced increased average renewal premium rates.

Property Casualty Premiums. The gross written premiums for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,
($ in thousands)	2010		2009		Change

Construction liability	$25,931	32%	$29,320	31%	-12%
Commercial umbrella	28,034	34%	23,273	25%	20%
Offshore energy	14,409	18%	13,998	15%	3%
Primary E&S	1,400	2%	1,980	2%	-29%
Other	12,023	14%	25,996	27%	-54%

Total	$81,797	100%	$94,567	100%	-14%

The property casualty gross written premiums for the three months ended June 30, 2010 decreased 13.5% compared to the same period in 2009, due primarily to the run-off of our personal umbrella line as well as continuing weak economic conditions that have reduced demand for construction liability insurance. Our commercial umbrella business line experienced growth in 2010 due to the investments we made in 2008 and 2009 in new underwriters. For the three months ended June 30, 2010, the average renewal premium rates for our casualty lines including construction liability declined modestly. Our NavTech lines saw average renewal rate decreases that occurred earlier in the year reverse following the Deepwater Horizon event, resulting in rate increases of 15-20% by the end of the second quarter.

	Six Months Ended June 30,
($ in thousands)	2010		2009		Change

Construction liability	$47,957	30%	$56,772	32%	-16%
Commercial umbrella	44,347	28%	38,363	21%	16%
Offshore energy	23,624	15%	23,324	13%	1%
Primary E&S	3,454	2%	3,459	2%	0%
Other	41,761	25%	56,907	32%	-27%

Total	$161,143	100%	$178,825	100%	-10%

The property casualty gross written premiums for the six months ended June 30, 2010 decreased 9.9% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the six months ended June 30, 2010, the average renewal premium rates for our casualty lines including construction liability declined modestly. Our NavTech lines saw average renewal rate decreases that occurred earlier in the year reverse following the Deepwater Horizon event, resulting in rate increases of 15-20% by the end of the second quarter.

Professional Liability Premiums. The gross written premiums for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$20,753	62%	$29,396	78%	-29%
Errors and omissions	12,080	36%	7,242	19%	67%
Architects and engineers	807	2%	1,094	3%	-26%

Total	$33,640	100%	$37,732	100%	-11%

The professional liability gross written premiums for the three months ended June 30, 2010 decreased 10.8% compared to the same period in 2009. The decline in D&O gross written premiums was due to a shift in underwriting toward excess layers. The increase in the E&O gross written premiums was due to growth in our program for smaller law firms. For the three months ended June 30, 2010, the average renewal premium rates for the professional liability business decreased approximately 6% compared to the same period in 2009.

	Six Months Ended June 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$36,896	57%	$47,734	70%	-23%
Errors and omissions	25,967	40%	18,441	27%	41%
Architects and engineers	1,743	3%	2,045	3%	-15%

Total	$64,606	100%	$68,220	100%	-5%

The professional liability gross written premiums for the six months ended June 30, 2010 decreased 5.3% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the six months ended June 30, 2010, the average renewal premium rates for the professional liability business decreased approximately 3% compared to the same period in 2009.
Lloyd’s Operations’ Gross Written Premiums
We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £168 million ($251 million) in 2010 compared to £124 million ($194 million) in 2009.
The Lloyd’s Operations’ gross written premiums for the three and six months ended June 30, 2010 were flat and increased 5.2% compared to the same periods in 2009. The increase in the year to date gross written premiums was attributable to higher property casualty and professional liability premiums which are described in detail below.

Marine Premiums. The gross written premiums for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,
($ in thousands)	2010		2009		Change

Marine liability	$13,584	32%	$11,982	25%	13%
Cargo and specie	14,128	34%	21,350	46%	-34%
Assumed reinsurance	4,034	10%	5,435	11%	-26%
Hull	7,834	19%	6,678	14%	17%
Other	2,249	5%	1,828	4%	23%

Total	$41,829	100%	$47,273	100%	-12%

The marine gross written premium for the three months ended June 30, 2010 declined 11.5% compared to the same period in 2009. Our assumed reinsurance business line declined as we exited the U.S. property catastrophe business. For the three months ended June 30, 2010, average renewal premium rates increased approximately 4% compared to the same period in 2009.

	Six Months Ended June 30,
($ in thousands)	2010		2009		Change

Marine liability	$39,112	39%	$32,827	31%	19%
Cargo and specie	35,210	35%	43,037	40%	-18%
Assumed reinsurance	10,530	10%	15,759	15%	-33%
Hull	11,461	11%	10,427	10%	10%
Other	4,657	5%	4,246	4%	10%

Total	$100,970	100%	$106,296	100%	-5%

The marine gross written premium for the six months ended June 30, 2010 declined 5.0% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the six months ended June 30, 2010, average renewal premium rates increased approximately 4% compared to the same period in 2009.

Property Casualty Premiums. The gross written premiums for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,
($ in thousands)	2010		2009		Change

Offshore Energy	$13,449	46%	$12,032	46%	12%
Engineering and Construction	6,214	21%	4,802	19%	29%
Onshore Energy	8,359	29%	6,849	27%	22%
US Property Casualty	1,025	4%	1,440	6%	-29%
Bloodstock	109	0%	415	2%	-74%
Property	(34)	0%	(32)	0%	6%

Total	$29,122	100%	$25,506	100%	14%

The Property Casualty gross written premiums for the three months ended June 30, 2010 increased 14.2% compared to the same period in 2009 due to improved trade conditions in our NavTech Offshore energy business line resulting from the Deepwater Horizon incident. The U.S. property casualty business is primarily comprised of non-admitted risks in the state of New York. The average renewal premium rates for the three months ended June 30, 2010 for our offshore energy lines increased approximately 4% and our onshore energy and engineering lines decreased approximately 11% and was flat, respectively, compared to the same period in 2009. Our NavTech lines saw average renewal rate decreases that occurred earlier in the year reverse following the Deepwater Horizon event, resulting in rate increases of 15-20% by the end of the second quarter.

	Six Months Ended June 30,
($ in thousands)	2010		2009		Change

Offshore Energy	$23,855	48%	$18,331	47%	30%
Engineering and Construction	11,173	23%	8,364	21%	34%
Onshore Energy	10,671	22%	9,284	24%	15%
US Property Casualty	1,354	3%	2,720	7%	-50%
Bloodstock	2,067	4%	415	1%	398%
Property	(39)	0%	(80)	0%	-51%

Total	$49,081	100%	$39,034	100%	26%

The Property Casualty gross written premiums for the six months ended June 30, 2010 increased 25.7% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the six months ended June 30, 2010, the average renewal premium rates offshore energy and engineering lines were flat and increased approximately 1%, respectively, and for our onshore energy lines decreased approximately 9% compared to the same period in 2009. Our NavTech lines saw average renewal rate decreases that occurred earlier in the year reverse following the Deepwater Horizon event, resulting in rate increases of 15-20% by the end of the second quarter.

Professional Liability Premiums. The gross written premiums for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$9,456	79%	$6,495	61%	46%
E&O	2,520	21%	4,070	39%	-38%

Total	$11,976	100%	$10,565	100%	13%

The gross written premiums for the three months ended June 30, 2010 increased 13.4% compared to the same period in 2009. The increase in gross written premiums was primarily due to higher excess D&O premiums being generated from an underwriting team that we hired at the end of 2008. The average renewal premiums rates decreased approximately 2% for the three months ended June 30, 2010 compared to the same period in 2009, respectively.

	Six Months Ended June 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$16,038	64%	$10,595	50%	51%
E&O	9,145	36%	10,695	50%	-14%

Total	$25,183	100%	$21,290	100%	18%

The gross written premiums for the six months ended June 30, 2010 increased 18.3% compared to the same period in 2009 due primarily to the reasons described in the three month change above. The average renewal premiums rates were flat for the six months ended June 30, 2010 compared to the same period in 2009.
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

The following tables set forth our ceded written premiums by segment and major line of business for the periods indicated:

	Three Months Ended June 30,
	2010		2009
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premiums	Premiums	Premiums	Premiums
	($ in thousands)

Insurance Companies:
Marine	$18,051	33%	$22,130	39%
Property Casualty	27,497	34%	28,863	31%
Professional Liability	13,692	41%	16,033	42%

Subtotal	59,240	35%	67,026	35%

Lloyd’s Operations:
Marine	7,408	18%	7,196	15%
Property Casualty	15,198	52%	10,436	41%
Professional Liability	6,717	56%	5,064	48%

Subtotal	29,323	35%	22,696	27%

Total	$88,563	35%	$89,722	33%

	Six Months Ended June 30,
	2010		2009
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premiums	Premiums	Premiums	Premiums
	($ in thousands)

Insurance Companies:
Marine	$34,574	28%	$40,908	30%
Property Casualty	57,146	35%	53,145	30%
Professional Liability	24,018	37%	27,874	41%

Subtotal	115,738	33%	121,927	32%

Lloyd’s Operations:
Marine	16,907	17%	16,245	15%
Property Casualty	23,446	48%	16,369	42%
Professional Liability	13,300	53%	9,788	46%

Subtotal	53,653	31%	42,402	25%

Total	$169,391	32%	$164,329	30%

The increase in the percentage of total ceded written premiums to total gross written premiums for the three and six months ended June 30, 2010 compared to the same period in 2009 was primarily due to reinstatement costs recorded in the second quarter of 2010 resulting from both the Deepwater Horizon and West Atlas losses ($7.9 million).
Net Written Premiums
Net written premiums decreased 9.8% and 7.6% for the three and six months ended June 30, 2010 compared to the same periods in 2009 due to lower gross written premiums in 2010 as well as the increase in ceded premiums noted above.
Net Earned Premiums
Net earned premiums decreased 4.9% and 2.8% for the three and six months ended June 30, 2010 compared to the same periods in 2009.

Net Investment Income
Our net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Fixed maturities	$17,456	$18,442	$35,196	$36,810
Equity securities	673	510	1,229	1,255
Short-term investments	257	438	492	806

	18,386	19,390	36,917	38,871
Investment expenses	(533)	(734)	(1,092)	(1,472)

Net investment income	$17,853	$18,656	$35,825	$37,399

Net investment income decreased 4.3% and 4.2% for the 2010 second quarter and six month periods compared to the same periods in 2009 due to lower short-term investment yields.
Net Other-Than-Temporary Impairment Losses Recognized In Earnings
Our net other-than-temporary impairment losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Fixed maturities	$(155)	$(110)	$(209)	$(2,472)
Equity securities	—	(359)	(27)	(8,697)

Net other-than-temporary impairment losses recognized in earnings	$(155)	$(469)	$(236)	$(11,169)

For the three and six months ended June 30, 2010, we recorded net other-than-temporary impairment losses recognized in earnings of $0.2 million and $0.2 million, respectively, relating primarily to residential mortgage-backed securities. For the comparable periods in the prior year, we recorded $0.5 million and $11.2 million of net other-than-temporary impairment losses recognized in earnings primarily related to equity securities and residential mortgage-backed securities.

Net Realized Gains and Losses
Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)

Fixed maturities:
Gains	$11,281	$1,593	$17,651	$4,525
(Losses)	(26)	(196)	(283)	(3,498)

	11,255	1,397	17,368	1,027

Equity securities:
Gains	—	1,549	—	1,562
(Losses)	(235)	(350)	(235)	(1,530)

	(235)	1,199	(235)	32

Net realized gains (losses)	$11,020	$2,596	$17,133	$1,059

For the three and six months ended June 30, 2010, we recorded $11.0 million and $17.1 million of net realized gains compared to net realized gains of $2.6 million and $1.1 million for the comparable periods in 2009. On an after-tax basis, the net realized gains for the three and six months ended were $7.2 million and $11.1 million compared with net realized gains of $1.7 million and $0.5 million. We generate realized gains and losses as part of the normal ongoing management of our investment portfolio. Our net realized gains in the second quarter resulted from the sale of the majority of our general obligation municipal obligations, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities.

Other Income/(Expense)
Other income/(expense) primarily includes foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business. However, the second quarter of 2009 also included a $2.9 million gain related to the repurchase of $10 million aggregate principal amount of our issued and outstanding 7.0% Senior notes from an unaffiliated note-holder on the open market for $7 million.
EXPENSES
Net Losses and Loss Adjustment Expenses
The ratios of net losses and LAE to net earned premiums (“loss ratios”) for the three and six months ended June 30, 2010 were 61.8% and 62.6%, respectively, and were 59.3% and 60.0%, respectively for the comparable periods in 2009. The increase in the loss ratios for the 2010 periods was primarily attributable to Deepwater Horizon and West Atlas oil rig losses. In addition, there was favorable prior year reserve development of $5.3 million and $6.5 million for the three and six months ended June 30, 2010 compared to prior year favorable development of $9.5 million and $15.2 million for the comparable periods in 2009.
Our insurance subsidiaries provided property reinsurance and liability insurance covering the Deepwater Horizon oil drilling rig that exploded in the Gulf of Mexico on April 20th, 2010 and subsequently sank. During the second quarter, we incurred gross loss and loss adjustment expenses of $19.5 million relating to the Deepwater Horizon incident. We ceded $13.5 million of this gross loss to our reinsurance program, which triggered reinsurance reinstatement premiums of $4.7 million. The remaining net loss of $6.0 million was within our loss expectations with respect to the current accident year in the impacted lines of business.
We participated in various excess layers of the marine liability, directors and officer, excess liability insurance programs purchased by entities with potential liability exposures related to the Deepwater Horizon incident. At this point in time, we are unable to accurately estimate the ultimate potential liability arising from the Deepwater Horizon incident, the allocation of that liability amongst the various participants, or what recoveries would be available to the participants from other applicable insurance coverage. If losses were incurred in the various excess insurance programs in which we participate, we believe our exposure would be mitigated by the substantial reinsurance coverage we maintain. Our management expects that the ultimate liability, if any, for the Deepwater Horizon loss will not be material to our consolidated financial position, but if a significant portion of the insurance programs in which we participate were to be exhausted, the loss, including related reinstatement premiums, could potentially have a material adverse effect on our consolidated results of operations or cash flows in a particular fiscal quarter or year.
The second quarter was also impacted by additional gross losses of $9.0 million arising from the West Atlas oil rig loss, which occurred in late 2009, due to unexpectedly high costs incurred in the removal of the damaged wreck. This additional gross loss was fully ceded to our reinsurance program, but the cession triggered additional reinsurance reinstatement premiums of $3.2 million.
In conjunction with the recording of gross losses, we assessed our reinsurance coverage, potential receivables, and the recoverability of the receivables. Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom we are currently doing reinsurance business and whose credit we continue to assess in the normal course of business.

The following table presents our reinsurance recoverable amounts as of the dates indicated:

	June 30,	December 31,
	2010	2009	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$52,593	$76,505	$(23,912)
Unpaid losses and LAE reserves	800,378	807,352	(6,974)

Total	$852,971	$883,857	$(30,886)

The following table sets forth gross reserves for losses and LAE, reinsurance recoverable on such amounts and net losses and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	June 30,	December 31,
	2010	2009	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,919,352	$1,920,286	$(934)
Less: Reinsurance recoverable on unpaid losses and LAE reserves	800,378	807,352	(6,974)

Net loss and LAE reserves	$1,118,974	$1,112,934	$6,040

The following tables set forth our net reported losses and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled below) by segment and line of business as of the dates indicated:

	June 30, 2010
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$111,760	$96,925	$208,685	46.4%
Property Casualty	145,609	339,370	484,979	70.0%
Professional liability	42,193	63,912	106,105	60.2%

Total Insurance Companies	299,562	500,207	799,769	62.5%

Lloyd’s Operations:
Marine	111,957	107,213	219,170	48.9%
Property Casualty	25,561	27,293	52,854	51.6%
Professional liability	9,913	37,268	47,181	79.0%

Total Lloyd’s Operations	147,431	171,774	319,205	53.8%

Total	$446,993	$671,981	$1,118,974	60.1%

	December 31, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$113,604	$100,042	$213,646	46.8%
Property Casualty	134,427	351,985	486,412	72.4%
Professional liability	38,410	68,807	107,217	64.2%

Total Insurance Companies	286,441	520,834	807,275	64.5%

Lloyd’s Operations:
Marine	107,800	101,851	209,651	48.6%
Property Casualty	27,148	25,175	52,323	48.1%
Professional liability	7,442	36,243	43,685	83.0%

Total Lloyd’s Operations	142,390	163,269	305,659	53.4%

Total	$428,831	$684,103	$1,112,934	61.5%

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
The following table sets forth our gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Gustav and Ike for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$59,509	$107,399
Incurred loss & LAE	(2,042)	1,039
Calendar year payments	5,986	48,929

Ending gross reserves	$51,481	$59,509

Gross case loss reserves	$31,734	$34,015
Gross IBNR loss reserves	19,747	25,494

Ending gross reserves	$51,481	$59,509

Net of Reinsurance
Beginning net reserves	$2,683	$12,923
Incurred loss & LAE	25	978
Calendar year payments	949	11,218

Ending net reserves	$1,759	$2,683

Net case loss reserves	$2,241	$1,793
Net IBNR loss reserves	(482)	890

Ending net reserves	$1,759	$2,683

Approximately $52.3 million and $69.7 million of paid and unpaid losses at June 30, 2010 and December 31, 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike.
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

The following table sets forth our gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Katrina and Rita for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
	($ in thousands)
Gross of Reinsurance
Beginning gross reserves	$67,038	$97,732
Incurred loss & LAE	459	671
Calendar year payments	15,832	31,365

Ending gross reserves	$51,665	$67,038

Gross case loss reserves	$38,512	$49,291
Gross IBNR loss reserves	13,153	17,747

Ending gross reserves	$51,665	$67,038

Net of Reinsurance
Beginning net reserves	$3,536	$3,667
Incurred loss & LAE	32	114
Calendar year payments	76	245

Ending net reserves	$3,492	$3,536

Net case loss reserves	$53	$183
Net IBNR loss reserves	3,439	3,353

Ending net reserves	$3,492	$3,536

Approximately $51.7 million and $68.5 million of paid and unpaid losses at June 30, 2010 and December 31, 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended June 30,
	2010	2009
	($ in thousands)

Insurance Companies:
Marine	$813	$2,169
Property Casualty	(5,753)	(12,804)
Professional Liability	96	5,745

Subtotal Insurance Companies	(4,844)	(4,890)
Lloyd’s Operations	(406)	(4,588)

Total	$(5,250)	$(9,478)

	Six Months Ended
	2010	2009
	($ in thousands)

Insurance Companies:
Marine	$1,509	$4,127
Property Casualty	(9,697)	(24,517)
Professional Liability	2,691	10,368

Subtotal Insurance Companies	(5,497)	(10,022)
Lloyd’s Operations	(999)	(5,223)

Total	$(6,496)	$(15,245)

Following is a discussion of relevant factors related to the $5.3 million prior period net reserve redundancy recorded in the 2010 second quarter:
The Insurance Companies recorded $0.8 million of prior period net reserve deficiencies for marine business resulting from $0.8 million of increased liability reserves on the 2007 underwriting year. While there was prior year loss activity on several other lines, none of the activity was significant.
The Insurance Companies recorded $5.8 million of prior period net savings for property casualty business primarily comprised of $4.2 million of favorable development on the 2007 underwriting year for our construction liability business due to lower reported claims than expected. In addition, there was $0.9 million of favorable development in our NavTech offshore lines also due to favorable development on the 2007 underwriting year resulting from lower reported claims than expected. Partially offsetting the above were prior period net reserve deficiencies of $0.8 million in our personal umbrella lines and $0.2 million for our liquor liability lines, both of which are in run-off.
The Lloyd’s Operations recorded $0.4 million of prior period net savings.
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
Commission Expenses
Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums for the 2010 second quarter and six month period were 15.9% and 15.7% compared to 15.5% and 14.6% for the comparable periods in 2009. The increase in the net commission ratios for the three and six month periods of 2010 when compared to the same periods in 2009 were mostly attributable to greater retentions for net premiums earned in 2010 for the 2009 underwriting year, particularly on our marine quota share treaties, which have reduced the ceding commission benefit. In addition, reinstatement costs of $7.9 million recorded in the second quarter of 2010 resulting from both the Deepwater Horizon and West Atlas losses resulted in lower net earned premiums which increased the net commission ratios.
Other Operating Expenses
Other operating expenses increased $1.5 million and $5.5 million for the 2010 second quarter and six month periods compared to the same periods in 2009. The increase in other operating expenses in the first six months of 2010 compared to 2009 was due primarily to investments in new underwriting teams, additional letter of credit fees due to the increased size of our facility, higher Lloyd’s charges due to greater capacity and higher compliance costs, particularly Solvency II. For the second quarter and six month periods in 2010, our operating expense ratios increased due to the explanations above as well as the impact of the reinstatement costs of $7.9 million recorded in the second quarter of 2010 resulting from both the Deepwater Horizon and West Atlas losses, resulting in lower net earned premiums which increased the operating expense ratios.

INCOME TAXES
We recorded an income tax expense of $8.2 million and $14.6 million for the three and six months ended June 30, 2010 compared to an income tax expense of $10.1 million and $14.3 million for the comparable period in 2009, respectively. Our effective tax rates were 30.2% and 30.0% for the second quarter and six month periods in 2010 compared to 28.8% and 28.6%, respectively. Our effective tax rate is typically less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 25.9% for the 2010 six month period compared to 25.1% for the same period in 2009. As of June 30, 2010 and December 31, 2009 the net deferred federal, foreign, state and local tax assets were $11.2 million and $31.2 million, respectively.
We had net state and local deferred tax assets amounting to potential future tax benefits of $2.8 million and $2.6 million at June 30, 2010 and December 31, 2009, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $2.0 million and $1.3 million at June 30, 2010 and December 31, 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards at June 30, 2010 expire from 2023 to 2025.
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

The following table sets forth the results of operations for the Insurance Companies for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)

Gross written premiums	$170,641	$189,385	$348,479	$381,368
Net written premiums	111,401	122,359	232,741	259,441

Net earned premiums	110,425	116,223	221,636	236,513
Net losses and LAE	(64,862)	(68,843)	(133,265)	(138,996)
Commission expenses	(14,615)	(15,060)	(28,977)	(30,028)
Other operating expenses	(25,907)	(26,906)	(53,260)	(51,466)
Other income (expense)	(114)	1,655	(1,091)	1,856

Underwriting profit	4,927	7,069	5,043	17,879

Net investment income	15,556	16,239	31,304	32,446
Net realized gains (losses)	10,729	2,210	15,934	(6,697)

Income before income taxes	31,212	25,518	52,281	43,628

Income tax expense	9,654	7,171	15,117	11,704

Net income	$21,558	$18,347	$37,164	$31,924

Loss and LAE ratio	58.7%	59.2%	60.1%	58.8%
Commission expense ratio	13.2%	13.0%	13.1%	12.7%
Other operating expense ratio (1)	23.6%	21.7%	24.5%	21.0%

Combined ratio	95.5%	93.9%	97.7%	92.5%

(1)	Includes Other operating expenses and Other income (expense).

	Three Months Ended June 30, 2010
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$40,554	$25,521	$14,171	$862	62.9%	35.0%	97.9%
Property Casualty	50,171	24,936	19,192	6,043	49.7%	38.3%	88.0%
Professional Liability	19,700	14,405	7,273	(1,978)	73.1%	36.9%	110.0%

Total	$110,425	$64,862	$40,636	$4,927	58.7%	36.8%	95.5%

	Three Months Ended June 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$34,678	$25,238	$10,572	$(1,132)	72.8%	30.5%	103.3%
Property Casualty	63,068	28,446	23,559	11,063	45.1%	37.4%	82.5%
Professional Liability	18,477	15,159	6,180	(2,862)	82.0%	33.4%	115.4%

Total	$116,223	$68,843	$40,311	$7,069	59.2%	34.7%	93.9%

	Six Months Ended June 30, 2010
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$81,648	$51,654	$29,099	$895	63.3%	35.6%	98.9%
Property Casualty	101,252	57,062	39,508	4,682	56.4%	39.0%	95.4%
Professional Liability	38,736	24,549	14,721	(534)	63.4%	38.0%	101.4%

Total	$221,636	$133,265	$83,328	$5,043	60.1%	37.6%	97.7%

	Six Months Ended June 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$71,839	$51,628	$22,194	$(1,983)	71.9%	30.9%	102.8%
Property Casualty	128,480	56,450	44,312	27,718	43.9%	34.5%	78.4%
Professional Liability	36,194	30,918	13,132	(7,856)	85.4%	36.3%	121.7%

Total	$236,513	$138,996	$79,638	$17,879	58.8%	33.7%	92.5%

Net earned premiums of the Insurance Companies decreased 5.0% and 6.3% respectively for the 2010 second quarter and six month periods compared to the same periods in 2009. The decrease was primarily due to the reduction in net written premiums, primarily in our construction liability business line. In addition, there was a total of $1.7 million of reinstatement premiums related to both the Deepwater Horizon loss that occurred in April 2010 and further gross development on the West Atlas loss which occurred in the second half of 2009.
The loss ratios for the 2010 second quarter and six month periods increased compared to the prior year as a result of favorable prior year development of $4.8 million or 4.4 loss ratio points and $5.5 million or 2.5 loss ratio points recorded in the comparable periods in 2009, respectively, partially offset by the impact of the aforementioned reinstatement premiums. Generally, while the Insurance Companies has experienced favorable prior period redundancies, the ultimate loss ratios for the most recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yield on the Insurance Companies’ investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 3.9% for the 2010 second quarter and six month periods compared to 4.1% and 4.2% for the comparable 2009 periods. The average duration of the Insurance Companies’ invested assets was 4.4 years at June 30, 2010 and 4.8 years at June 30, 2009. Net investment income decreased in the three months ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in yields on short-term investments.
Lloyd’s Operations
The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in thousands)

Gross written premiums	$82,927	$83,344	$175,234	$166,620
Net written premiums	53,604	60,648	121,581	124,218

Net earned premiums	51,046	53,645	103,904	98,301
Net losses and LAE	(35,001)	(31,885)	(70,405)	(61,979)
Commission expenses	(11,402)	(11,218)	(22,368)	(18,698)
Other operating expenses	(8,617)	(6,117)	(15,860)	(12,098)
Other income (expense)	(434)	651	1,635	599

Underwriting profit	(4,408)	5,076	(3,094)	6,125

Net investment income	2,128	2,316	4,197	4,699
Net realized gains (losses)	19	(83)	732	(3,413)

Income before income taxes	(2,261)	7,309	1,835	7,411

Income tax expense	(815)	2,624	688	2,960

Net income (loss)	$(1,446)	$4,685	$1,147	$4,451

Loss and LAE ratio	68.6%	59.4%	67.8%	63.0%
Commission expense ratio	22.3%	20.9%	21.5%	19.0%
Other operating expense ratio (1)	17.7%	10.2%	13.7%	11.7%

Combined ratio	108.6%	90.5%	103.0%	93.7%

(1)	Includes Other operating expenses and Other income (expense).
Net earned premiums of the Lloyd’s Operations decreased 4.8% and increased 5.7% for the 2010 second quarter and six month period compared to the same periods in 2009. The increase was primarily due to greater net written premiums during 2009 and was partially offset by reinstatement premiums related to Deepwater Horizon and West Atlas that reduced net earned premiums $6.2 million in the second quarter.
The loss ratios of 68.6% and 67.8% for the three and six months ended June 30, 2010 were negatively impacted by the aforementioned reinstatement premiums. The Lloyd’s Operations realized prior year reserve redundancies of $0.4 million, or 0.8 loss ratio points, and $1.0 million, or 1.0 loss ratio points, in the three and six months ended June 30, 2010. The loss ratio of 63.0% for the six months ended June 30, 2009 was favorably impacted by prior period loss reserve redundancies of $5.2 million, or 5.3 loss ratio points. Generally, while the Lloyd’s Operations have experienced favorable prior period net redundancies in calendar years 2009 and 2008, ultimate loss ratios for the more recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yield on the Lloyd’s Operations’ investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 2.4% and 2.3% respectively, for the 2010 second quarter and six month period compared to 2.6% and 2.7% respectively, for the comparable period in 2009. The average duration of the Lloyd’s Operations’ invested assets at June 30, 2010 was 2.0 years compared to 1.6 years at June 30, 2009. Net investment income decreased in the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a decrease in yields on short-term investments. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

Investments
The following tables set forth our cash and investments as of June 30, 2010 and December 31, 2009:

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
June 30, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$493,675	$14,409	$(2)	$479,268	$—
States, municipalities and political subdivisions	406,757	17,332	(638)	390,063	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	478,083	21,560	—	456,523	—
Residential mortgage obligations	29,727	—	(4,990)	34,717	(3,852)
Asset-backed securities	10,845	377	(9)	10,477	(9)
Commercial mortgage-backed securities	106,791	4,237	(242)	102,796	—

Subtotal	625,446	26,174	(5,241)	604,513	(3,861)
Corporate bonds	334,750	15,537	(1,964)	321,177	—

Total fixed maturities	1,860,628	73,452	(7,845)	1,795,021	(3,861)

Equity securities — common stocks	72,862	11,316	(1,429)	62,975	—

Cash	11,941	—	—	11,941	—

Short-term investments	164,827	—	—	164,827	—

Total	$2,110,258	$84,768	$(9,274)	$2,034,764	$(3,861)

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

Invested assets increased in the first six months of 2010 primarily due to available cash flow from operations partially offset by the funding of share repurchases of $46.2 million. The annualized pre-tax yields of our investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, were 3.6% and 3.5% for the 2010 second quarter and six month periods compared to 3.8% and 3.9% for the comparable 2009 periods.
The tax exempt securities portion of our investment portfolio has decreased by $258.1 million to approximately 20.2% of the fixed maturities investment portfolio at June 30, 2010 compared to June 30, 2009. As a result, the effective tax rate on net investment income was 27.2% for the three months ended June 30, 2010 compared to 25.2% for the comparable 2009 period.
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

The following table presents, for each of the fair value hierarchy levels, the fair value of our fixed maturities and equity securities by asset class at June 30, 2010:

	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$319,410	$174,265	$—	$493,675
States, municipalities and political subdivisions	—	406,757	—	406,757
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	478,083	—	478,083
Residential mortgage obligations	—	29,727	—	29,727
Asset-backed securities	—	10,845	—	10,845
Commercial mortgage-backed securities	—	106,791	—	106,791

Subtotal	—	625,446	—	625,446
Corporate bonds	—	334,750	—	334,750

Total fixed maturities	319,410	1,541,218	—	1,860,628

Equity securities — common stocks	72,862	—	—	72,862

Total	$392,272	$1,541,218	$—	$1,933,490

There were no significant judgments made in classifying instruments in the fair value hierarchy.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at June 30, 2010 are shown in the following table:

Period from
June 30, 2010	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$150,280	$148,958
Due after one year through five years	480,008	464,430
Due after five years through ten years	350,766	330,705
Due after ten years	254,128	246,415
Mortgage- and asset-backed (including GNMAs)	625,446	604,513

Total	$1,860,628	$1,795,021

The following tables set forth our U.S. Treasury and Agency Bonds and foreign government bonds as of June 30, 2010 and December 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
June 30, 2010	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$331,947	$11,046	$(2)	$320,903
Agency bonds	139,055	2,953	—	136,102
Foreign government bonds	22,673	410	—	22,263

Total	$493,675	$14,409	$(2)	$479,268

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$362,614	$5,549	$(560)	$357,625
Agency bonds	82,739	1,489	—	81,250
Foreign government bonds	26,245	359	(37)	25,923

Total	$471,598	$7,397	$(597)	$464,798

The following table sets forth the fifteen largest holdings categorized as state, municipalities and political subdivisions by counterparty as of June 30, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Texas State Transportation Commission	$15,491	$(134)	$15,625	AAA
University of Pittsburgh	14,216	772	13,444	AA
City of San Antonio	11,803	825	10,978	AA
Virginia Resources Authority	11,585	1,058	10,527	AAA
Salt River Project Agricultural Improvement	9,900	161	9,739	AA
New York City Transitional Finance Authority	8,674	251	8,423	AA+
Illinois Finance Authority	8,146	7	8,139	BBB+
County of Hamilton	7,993	196	7,797	A+
New York Local Government Assistance	7,018	477	6,541	AA
Missouri Highway and Transportation Comm	6,992	292	6,700	AA+
Delaware Transportation Authority	6,983	688	6,295	AA
Virginia College Building Authority	6,733	406	6,327	AA+
City of Chicago	6,459	62	6,397	AA
Purdue University	6,302	(10)	6,312	AA
Pennsylvania Turnpike Commission	6,175	119	6,056	A+

Subtotal	134,470	5,170	129,300
All Other	272,287	11,524	260,763

Total	$406,757	$16,694	$390,063

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2010. The securities that are not rated in the table below are primarily state bonds.

Equivalent	Equivalent			Net
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$381,759	$365,283	$16,476
BBB	Baa	15,790	15,543	247
BB	Ba	2,000	2,007	(7)
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	7,208	7,230	(22)

Total		$406,757	$390,063	$16,694

We own $160 million of municipal securities which are credit enhanced by various financial guarantors. As of June 30, 2010, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.
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

The following tables set forth our agency mortgage-backed securities, residential mortgage obligations and asset-backed securities by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at June 30, 2010:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Agency mortgage-backed securities:
GNMA	$254,693	$7,365	$—	$247,328
FNMA	156,380	10,534	—	145,846
FHLMC	67,010	3,661	—	63,349

Total	$478,083	$21,560	$—	$456,523

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Residential mortgage obligations:
Prime	$28,268	$—	$(4,674)	$32,942
Alt-A	1,459	—	(316)	1,775
Subprime	—	—	—	—

Total	$29,727	$—	$(4,990)	$34,717

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)

Asset-backed securities:
Prime	$10,701	$377	$—	$10,324
Alt-A	—	—	—	—
Subprime	144	—	(9)	153

Total	$10,845	$377	$(9)	$10,477

The following table sets forth the fifteen largest residential mortgage obligations as of June 30, 2010:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)

Gmac Mtg Corp Ln Tr 05 Ar6 2A1	2005	$2,786	$3,191	$(405)	CCC	Caa3
Merrill Lynch Mtg Inv Inc 05 A9 2A1E	2005	2,612	3,154	(542)	CCC	NR
Wells Fargo Mtg Bkd Secs Tr 06 Ar5 2A1	2006	2,260	2,482	(222)	NR	Caa2
Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	914	979	(65)	NR	Ba2
GSR Mortgage Loan Trust 06 Ar1 2A1	2006	653	764	(111)	B+	NR
JP Morgan Mortgage Trust 07-A3 1A1	2007	651	816	(165)	CCC	NR
Bear Stearns Adjustable Rate 06 1A1	2006	646	741	(95)	NR	B2
JP Morgan Mortgage Trust 06 A4 1A1	2006	645	820	(175)	NR	Caa2
Citigroup Mtg Ln Tr Inc 04 Hyb3 1A	2004	616	655	(39)	AA-	A1
Wells Fargo Mtg Backed Secs Trust 06 AR6 3A	2006	603	706	(103)	NR	B3
Master Adj Rate Mtg Trust 05 6 5A1	2005	596	695	(99)	CCC	Caa2
Banc Of America Fdg Corp 06 D 3A1	2006	580	734	(154)	CCC	NR
Banc Of America Fdg Corp 05 F 4A1	2005	576	698	(122)	CCC	B1
Bear Stearns Adjustable Rate 05 3 2A1	2005	565	613	(48)	CCC	Caa2
Mortgageit Trust 05 1 2A	2005	544	626	(82)	AAA	Aaa

Subtotal		15,247	17,674	(2,427)
All Other		14,480	17,043	(2,563)

Total		$29,727	$34,717	$(4,990)

Details of the collateral of our asset-backed securities portfolio as of June 30, 2010 are presented below:

								Total
							Total	Amortized	Unrealized
	AAA	AA	A	BBB	BB	CC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$2,393	$4,527	$—	$985	$—	$—	$7,905	$7,692	$213
Credit Cards	—	—	—	—	34	—	34	34	—
Miscellaneous	2,762	—	—	2	—	142	2,906	2,751	155

Total	$5,155	$4,527	$—	$987	$34	$142	$10,845	$10,477	$368

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities as of June 30, 2010:

				Average
	Issue	Fair	Book	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	LTV %	Rate	Level	Rating	Rating
($ in thousands)

Four Times Square Tr 06-4Ts A	2006	$7,400	$7,028	39.40%	0.00%	7.99%	AAA	Aa1
Wachovia Bk Comm Mtg Tr 05 C18-A4	2005	7,369	6,870	97.28%	13.62%	33.90%	AAA	Aaa
GS Mtg Secs Corp II 05 GG4 A4A	2005	6,932	6,615	73.28%	15.11%	32.03%	AAA	Aaa
LB-UBS Comm Mtg Tr 06 C7 A3	2006	6,501	6,328	68.03%	7.79%	30.00%	AAA	NR
Citigroup/Deutsche Bk Comm Mtg 05 CD1 A4	2005	6,267	5,887	71.29%	10.79%	31.52%	AAA	Aaa
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	5,235	4,895	57.65%	0.56%	28.37%	NR	Aaa
Bear Stearns Comm Mtg Secs 07 PW15 A4	2007	5,012	5,133	70.76%	17.86%	30.37%	A+	Aaa
Banc Of America Comm Mtg Inc 07 1 A4	2007	4,809	4,777	77.05%	18.50%	30.53%	NR	Aaa
Morgan Stanley Capital I 07 HQ11 A4	2007	4,720	4,784	73.44%	6.07%	30.15%	A	Aaa
Commercial Mtg Pt Cert 05 C6 A5A	2005	4,255	4,052	74.04%	9.81%	31.17%	AAA	Aaa
Merrill Lynch Mtg Tr 05 CIP1 A4	2005	4,240	4,036	77.66%	14.30%	33.27%	NR	Aaa
Citigroup Comm Mtg Tr 06 C5 A4	2006	3,567	3,510	73.25%	6.04%	30.32%	NR	Aaa
Morgan Stanley Capital I 04 T13 A4	2004	3,444	3,329	58.34%	2.03%	16.18%	NR	Aaa
CSFB Mtg Secs Corp 03 C3 A5	2003	2,682	2,534	62.83%	4.30%	20.78%	AAA	Aaa
Greenwich CAP Comm Fdg Corp 04 GG1 A7	2004	2,672	2,488	72.39%	4.10%	17.87%	AAA	Aaa

Subtotal		75,105	72,266
All Other		31,686	30,530

Total		$106,791	$102,796

The following table shows the amount and percentage of our fixed maturities and short-term investments at June 30, 2010 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
($ in thousands)

Extremely Strong	AAA	$1,303,638	65%
Very Strong	AA	301,394	15%
Strong	A	321,603	16%
Adequate	BBB	63,726	3%
Speculative	BB & below	27,886	1%
Not Rated	NR	7,208	0%

Total	AA	$2,025,455	100%

Following is a list of the top fifteen corporate bond holdings for fixed maturities at fair value at June 30, 2010. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)
Issuers:
General Electric	$21,618	$1,901	$19,717	AA
Barclays Capital PLC	17,167	50	17,118	AA-
Bank of America Corp	16,293	231	16,063	A-
Wells Fargo & Co	15,952	248	15,703	A+
Citigroup Inc	12,776	11	12,765	BBB+
Morgan Stanley	12,681	(71)	12,752	A-
Southern Co	12,541	733	11,808	A
Goldman Sachs Group Inc	12,360	97	12,262	A-
ConocoPhilips	11,787	624	11,162	A
J.P. Morgan Chase & Co	11,552	239	11,313	A
Baker Hughes Inc	10,698	175	10,523	A
Deutsche Bank AG	10,071	140	9,932	A+
Transcanada Corp	8,757	703	8,054	A-
Pepsico Inc	8,732	575	8,157	A-
Consolidated Edison	8,573	431	8,142	A-

Subtotal	191,558	6,087	185,471
All Other	143,192	7,486	135,706

Total	$334,750	$13,573	$321,177

The following table sets forth the fifteen largest equity securities holdings as of June 30, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized
	Value	Gains/(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$4,380	$1,043	$3,337
Vanguard Emerging Market Stock Index	3,920	1,484	2,436
Vanguard Pacific Stock Index	3,696	770	2,926
Vanguard European Stock Index	3,229	638	2,591
Nextera Energy Inc	2,569	123	2,446
Astrazeneca PLC	2,196	450	1,746
Johnson & Johnson	2,094	31	2,063
EI Du Pont De Nemours & Co	2,093	452	1,641
Conocophillips	2,081	231	1,850
Bristol-Myers Squibb Co	2,049	269	1,780
Kimberly Clark Corp	2,001	319	1,681
The Boeing Co	1,992	600	1,392
Philip Morris International Inc	1,992	288	1,704
HJ Heinz Co	1,986	117	1,869
Altria Group Inc	1,966	346	1,620

Subtotal	38,244	7,161	31,082
All Other	34,618	2,726	31,893

Total	$72,862	$9,887	$62,975

The following table summarizes all securities in a gross unrealized loss position at June 30, 2010 and December 31, 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	June 30, 2010			December 31, 2009
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	2	$12,891	$2	24	$116,566	$597
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	2	12,891	2	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	7	10,718	77	47	108,290	2,291
7-12 Months	6	23,920	315	4	3,534	112
> 12 Months	15	13,342	246	23	17,777	514

Subtotal	28	47,980	638	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	—	—	—	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	—	—	—	5	18,385	98

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	64	29,727	4,990	73	31,071	7,246

Subtotal	64	29,727	4,990	73	31,071	7,246

Asset-backed securities
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	3	178	9	4	637	34

Subtotal	3	178	9	4	637	34

Commercial mortgage-backed securities
0-6 Months	—	—	—	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	4	10,392	242	21	45,135	4,704

Subtotal	4	10,392	242	32	73,238	5,028

Corporate bonds
0-6 Months	11	48,701	1,889	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	2	1,921	75	8	6,325	422

Subtotal	13	50,622	1,964	21	39,600	759

Total fixed maturities	114	$151,790	$7,845	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	29	$18,416	$1,429	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	29	$18,416	$1,429	1	$872	$10

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
As of June 30, 2010, the largest single unrealized loss by issuer in the fixed maturities was $1.6 million.
The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of June 30, 2010.

	Period for Which Fair Value is Less than 80% of Amortized Cost
			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed maturities	$—	$—	$—	$(1,318)	$(1,318)
Equity securities	(304)	(341)	—	—	(645)

Total	$(304)	$(341)	$—	$(1,318)	$(1,963)

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

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2010. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$1,748	22%	$109,189	72%
2	BBB	Baa	1,688	22%	11,749	8%
3	BB	Ba	140	2%	4,170	3%
4	B	B	656	8%	4,737	3%
5	CCC or lower	Caa or lower	3,532	45%	18,561	12%
6	NR	NR	81	1%	3,384	2%

	Total		$7,845	100%	$151,790	100%

At June 30, 2010, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher, except for $4.4 million which is rated below investment grade. The non-rated securities primarily consist of municipal bonds. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at June 30, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$9	0%	$2,451	2%
Due after one year through five years	1,914	24%	51,543	33%
Due after five years through ten years	114	1%	7,002	5%
Due after ten years	567	7%	50,497	33%

Mortgage- and asset-backed securities	5,241	68%	40,297	27%

Total fixed maturity securities	$7,845	100%	$151,790	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 2.8 years.

The table below summarizes our activity related to other-than-temporary impairment (“OTTI”) losses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Number of		Number of		Number of		Number of
($ in thousands)	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—	—	$—	2	$564
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	4	489	6	1,493	6	713	39	19,343
Asset-backed securities	—	—	1	24	—	—	1	143
Equities	—	—	7	359	1	27	57	8,697

Total	4	$489	14	$1,876	7	$740	99	$28,747

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		334		1,402		504		17,504
Asset-backed securities		—		5		—		74
Equities		—		—		—		—

Total		$334		$1,407		$504		$17,578

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$564
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		155		91		209		1,839
Asset-backed securities		—		19		—		69
Equities		—		359		27		8,697

Total		$155		$469		$236		$11,169

During the 2010 second quarter and six month period, we recognized in earnings OTTI losses of $0.2 million and $0.2 million, respectively, related to non-agency mortgage-backed securities and an equity security. During the comparable periods in 2009, we recognized in earnings OTTI losses of $0.5 million and $11.2 million, respectively, related to non-agency mortgage-backed securities, asset-backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.
For the 2010 second quarter and six month period, OTTI losses within OCI decreased $0.9 million and $1.9 million, respectively, primarily as a result of increases in the fair value of securities previously impaired. For the comparable periods in 2009, OTTI losses within OCI increased $1.4 million and $17.6 million, respectively.
The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of June 30, 2010 that we do not intend to sell and it is not more likely than not that we will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

($ in thousands)

Beginning balance of at January 1, 2010	$2,523
Credit losses on securities not previously impaired as of January 1, 2010	236
Reductions for securities sold during the period	—

Ending balance at June 30, 2010	$2,759

Liquidity and Capital Resources
Net cash provided by operating activities was $64.4 million for the six months ended June 30, 2010 compared to net cash provided by operating activities of $69.5 million for the comparable period in 2009, a decrease of $5.1 million. This decrease was primarily due to a $64.0 million increase in paid losses as well as an overall decline in the operating results in the first six months of 2010 compared with the same period in 2009. Partially offsetting these declines was an increase in the cash flow due to improved collections on reinsurance recoverables in the first six months of 2010 compared with the same period in 2009.
Net cash used by investing activities was $7.4 million for the six months ended June 30, 2010 compared to net cash used in investing activities of $50.4 million for the comparable period in 2009. This change is primarily due to sale of securities to fund our share repurchase program.
Net cash used in financing activities was $45.6 million for the six months ended June 30, 2010 compared to net cash used by financing activities of $6.1 million for the comparable period in 2009. These uses of cash primarily related to the repurchase of $46.2 million of the Company’s common stock in 2010 under the Company’s share repurchase plan.
At June 30, 2010, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $35.1 million, consists of investment grade bonds. At June 30, 2010, our portfolio had an average maturity of 4.7 years and duration of 4.0 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of June 30, 2010 and December 31, 2009, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011. At June 30, 2010, letters of credit with an aggregate face amount of $122.7 million were outstanding under the credit facility.
The above mentioned credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at June 30, 2010.
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

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at June 30, 2010 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
At June 30, 2010 and December 31, 2009, ceded asbestos paid and unpaid recoverables were $8.7 million and $8.9 million, respectively. Of such amounts at June 30, 2010, $4.3 million was due from Resolute Management Services Limited. We generally experience significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in our ongoing assessment of such reinsurance recoverables.
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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2010 and December 31, 2009, our capital resources were as follows:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Senior debt	$114,073	$114,010
Stockholders’ equity	814,743	801,519

Total capitalization	$928,816	$915,529

Ratio of debt to total capitalization	12.3%	12.5%

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
In November 2009, the Parent Company’s Board of Directors adopted a share repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a share repurchase program for up to an additional $65 million of the Parent Company’s common stock. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2010. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

The following presents our share repurchases under the current program for the periods indicated:

	Shares		Dollar Value
	Purchased		of Shares that
	Under Publicly	Average	May Yet Be
	Announced	Cost Paid	Purchased Under
	Program	Per Share	the Program (1)
	($ in thousands, except per share)

October 2009	—	—	$35,000
November 2009	29,021	$47.30	$33,627
December 2009	112,555	$47.83	$28,243

Subtotal fourth quarter	141,576	$47.72

Total 2009 activity	141,576	$47.72

January 2010	171,500	$44.32	$20,642
February 2010	128,500	$41.79	$15,272
March 2010	273,600	$39.10	$69,573

Subtotal first quarter	573,600	$41.27

April 2010	149,912	$40.92	$63,439
May 2010	248,430	$39.92	$53,522
June 2010	159,661	$40.38	$47,075

Subtotal second quarter	558,003	$40.32

Total 2010 activity	1,131,603	$40.80

Total share repurchase activity	1,273,179	$41.57	$47,075

(1)	Balance as of the end of the month indicated.
From July 1, 2010 through August 3, 2010, the Parent Company purchased an additional 62,114 shares of its common stock in the open market at an average cost of $42.15 per share for a total of $2.6 million under the aforementioned $65 million share repurchase program.
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2009 surplus of Navigators Insurance Company, the approximate remaining maximum amount available for the payment of dividends by Navigators Insurance Company during 2010 without prior regulatory approval was $64.6 million. Navigators Insurance Company declared and paid $25.0 million of dividends to the Parent Company in the first six months of 2010, leaving $39.6 million of remaining dividend capacity for 2010.

Condensed Parent Company balance sheets as of June 30, 2010 (unaudited) and December 31, 2009 are shown in the table below:

	June 30,	December 31,
	2010	2009
	($ in thousands)

Cash and investments	$37,309	$63,676
Investments in subsidiaries	874,503	846,295
Goodwill and other intangible assets	2,534	2,534
Other assets	17,840	5,213

Total assets	$932,186	$917,718

7% Senior Notes	$114,073	$114,010
Accounts payable and other liabilities	2,028	847
Accrued interest payable	1,342	1,342

Total liabilities	117,443	116,199

Stockholders’ equity	814,743	801,519

Total liabilities and stockholders’ equity	$932,186	$917,718

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in the Company’s 2009 Annual Report on Form 10-K.
Foreign Currency Exchange Rate Risk
Our Lloyd’s Operations are exposed to foreign currency exchange rate risk primarily related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”), premiums receivable, reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as well as reserves for losses and loss adjustment expenses. The principal currencies creating foreign currency exchange risk for the Lloyd’s Operations are the British pound, the Euro and the Canadian dollar. The Lloyd’s Operations manages its foreign currency exchange rate risk primarily through asset-liability matching.
Based on the primary foreign-denominated balances within the Lloyd’s Operations at June 30, 2010, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	USD equivalent
	as of	Negative currency movement of
(amounts in millions)	June 30, 2010	5%	10%	15%

Cash, cash equivalents and marketable securities at fair value	$82.6	$(4.1)	$(8.3)	$(12.4)

Premiums receivable	$29.1	$(1.5)	$(2.9)	$(4.4)

Reinsurance recoverables on paid, unpaid losses and loss adjustment expenses	$66.3	$(3.3)	$(6.6)	$(9.9)

Reserves for losses and loss adjustment expenses	$(155.0)	$7.7	$15.5	$23.2
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
Our subsidiaries are also from time-to-time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, we believe we have valid defenses to these cases. Our management expects that the ultimate liability if any, with respect to such extra-contractual matters will not be material to our consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time-to-time, have a material adverse outcome on our consolidated results of operations or cash flows in a particular fiscal quarter or year.
Item 1A. Risk Factors
There have been no material changes from the risk factors as previously disclosed in the Company’s 2009 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 5. Other Information
None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10-1	Stephen Coward Service Agreement	*
10-2	Michael Civisca Employment Agreement	*
10-3	Paul Hennessy Employment Agreement	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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

The Navigators Group, Inc.
(Registrant)

Date: August 5, 2010	/s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President
and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

10-1	Stephen Coward Service Agreement	*
10-2	Michael Civisca Employment Agreement	*
10-3	Paul Hennessy Employment Agreement	*
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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