Form 10-Q
period 2010-09-30
NAVIGATORS GROUP INC
filed 2010-11-05
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of October 27, 2010 was 17,263,630.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
INDEX

Page No.
Part I. FINANCIAL INFORMATION:

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Income (Unaudited) Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Stockholders’ Equity (Unaudited) Nine Months Ended September 30, 2010 and 2009	5

Consolidated Statements of Comprehensive Income (Unaudited) Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009	6

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2010 and 2009	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	82

Item 4. Controls and Procedures	82

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	83

Item 1A. Risk Factors	83

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	83

Item 3. Defaults Upon Senior Securities	84

Item 5. Other Information	84

Item 6. Exhibits	85

Signatures	86

Index of Exhibits	87

Exhibit 11-1
Exhibit 31-1
Exhibit 31-2
Exhibit 32-1
Exhibit 32-2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010, $1,727,551; 2009, $1,777,983)	$1,820,493	$1,816,669
Equity securities, available-for-sale, at fair value (cost: 2010, $66,986; 2009, $47,376)	86,447	62,610
Short-term investments, at cost which approximates fair value	260,564	176,799
Cash	31,073	509

Total investments and cash	2,198,577	2,056,587

Premiums receivable	204,180	193,460
Prepaid reinsurance premiums	156,047	162,344
Reinsurance recoverable on paid losses	60,889	76,505
Reinsurance recoverable on unpaid losses and loss adjustment expenses	787,795	807,352
Deferred policy acquisition costs	60,304	56,575
Accrued investment income	15,533	17,438
Goodwill and other intangible assets	6,935	7,057
Current income tax receivable, net	4,773	4,854
Deferred income tax, net	—	31,222
Other assets	25,960	40,600

Total assets	$3,520,993	$3,453,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$1,924,317	$1,920,286
Unearned premiums	486,955	475,171
Reinsurance balances payable	97,239	98,555
Senior notes	114,105	114,010
Deferred income tax, net	4,833	—
Accounts payable and other liabilities	39,531	44,453

Total liabilities	2,666,980	2,652,475

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,262,710 shares for 2010 and 17,212,814 shares for 2009	1,726	1,721
Additional paid-in capital	311,233	304,505
Treasury stock, at cost (1,496,707 shares for 2010 and 366,330 shares for 2009)	(63,227)	(18,296)
Retained earnings	522,174	469,934
Accumulated other comprehensive income	82,107	43,655

Total stockholders’ equity	854,013	801,519

Total liabilities and stockholders’ equity	$3,520,993	$3,453,994

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Gross written premiums	$233,638	$245,191	$757,351	$793,179

Revenues:
Net written premiums	$157,807	$156,001	$512,129	$539,660
Change in unearned premiums	10,426	15,270	(18,356)	(33,575)

Net earned premiums	168,233	171,271	493,773	506,085
Net investment income	17,839	19,110	53,664	56,509
Total other-than-temporary impairment losses	(1,034)	(22)	(1,774)	(28,769)
Portion of loss recognized in other comprehensive income (before tax)	365	(525)	870	17,053

Net other-than-temporary impairment losses recognized in earnings	(669)	(547)	(904)	(11,716)
Net realized gains	4,521	6,682	21,653	7,741
Other income (expense)	2,767	1,241	2,938	6,686

Total revenues	192,691	197,757	571,124	565,305

Expenses:
Net loss and loss adjustment expenses	107,463	107,591	311,133	308,566
Commission expenses	25,185	22,852	76,178	71,578
Other operating expenses	34,682	35,018	103,781	98,572
Interest expense	2,045	2,042	6,133	6,411

Total expenses	169,375	167,503	497,225	485,127

Income before income taxes	23,316	30,254	73,899	80,178

Income tax expense	7,091	8,822	21,659	23,096

Net income	$16,225	$21,432	$52,240	$57,082

Net income per common share:
Basic	$1.03	$1.26	$3.23	$3.37
Diluted	$1.00	$1.24	$3.17	$3.30

Average common shares outstanding:
Basic	15,780	16,966	16,170	16,929
Diluted	16,149	17,334	16,503	17,277
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,721	$1,708
Shares issued under stock plans	5	12

Balance at end of period	$1,726	$1,720

Additional paid-in capital
Balance at beginning of year	$304,505	$298,872
Share-based compensation	6,728	5,128

Balance at end of period	$311,233	$304,000

Treasury stock, at cost
Balance at beginning of year	$(18,296)	$(11,540)
Treasury stock acquired	(50,272)	—
Issuance related to share-based compensation	5,341	—

Balance at end of period	$(63,227)	$(11,540)

Retained earnings
Balance at beginning of year	$469,934	$406,776
Net income	52,240	57,082

Balance at end of period	$522,174	$463,858

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$30,958	$(15,062)
Change in period	40,844	52,037

Balance at end of period	71,802	36,975

Non-credit other-than-temporary impairment gains (losses), net of tax
Balance at beginning of year	4,000	—
Change in period	(2,520)	6,762

Balance at end of period	1,480	6,762

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,697	8,563
Net adjustment	128	617

Balance at end of period	8,825	9,180

Balance at end of period	$82,107	$52,917

Total stockholders’ equity at end of period	$854,013	$810,955

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)

Net income	$16,225	$21,432

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $12,806 and $20,627 in 2010 and 2009, respectively (1)	24,104	39,046
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $(165) and $884 in 2010 and 2009, respectively	(306)	1,641

Other comprehensive income (loss)	23,798	40,687

Comprehensive income	$40,023	$62,119

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$26,588	$43,064
Less: reclassification adjustment for net realized gains (losses) included in net income	2,939	4,370
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(455)	(352)

Change in net unrealized gains (losses) on investments, net of tax	$24,104	$39,046

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)

Net income	$52,240	$57,082

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $20,160 and $30,356 in 2010 and 2009, respectively (2)	38,324	58,799
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $69 and $332 in 2010 and 2009, respectively	128	617

Other comprehensive income (loss)	38,452	59,416

Comprehensive income	$90,692	$116,498

(2) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$51,784	$56,006
Less: reclassification adjustment for net realized gains (losses) included in net income	14,075	4,933
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(615)	(7,726)

Change in net unrealized gains (losses) on securities, net of tax	$38,324	$58,799

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)

Operating activities:
Net income	$52,240	$57,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,374	3,418
Deferred income taxes	15,789	(1,233)
Net realized (gains) losses	(20,749)	3,975
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	33,857	14,509
Reserves for losses and loss adjustment expenses	6,641	38,144
Prepaid reinsurance premiums	6,097	26,787
Unearned premiums	12,409	7,394
Premiums receivable	(11,331)	(16,406)
Deferred policy acquisition costs	(3,856)	(11,293)
Accrued investment income	1,909	832
Reinsurance balances payable	(1,141)	(29,870)
Current income taxes	855	(235)
Other	18,022	12,068

Net cash provided by operating activities	114,116	105,172

Investing activities:
Fixed maturities
Redemptions and maturities	157,330	106,210
Sales	372,971	295,524
Purchases	(467,704)	(565,886)
Equity securities
Sales	3,069	17,202
Purchases	(22,537)	(18,544)
Change in payable for securities	11,137	(544)
Net change in short-term investments	(87,690)	88,215
Purchase of property and equipment	(1,076)	(1,782)

Net cash used in investing activities	(34,500)	(79,605)

Financing activities:
Purchase of treasury stock	(50,272)	—
Purchase of Senior notes	—	(7,000)
Proceeds of stock issued from employee stock purchase plan	868	727
Proceeds of stock issued from exercise of stock options	352	941

Net cash used in financing activities	(49,052)	(5,332)

Increase in cash	30,564	20,235
Cash at beginning of year	509	1,457

Cash at end of period	$31,073	$21,692

Supplemental cash information:
Income taxes paid, net	$5,596	$23,906
Interest paid	4,025	4,330
Issuance of stock to directors	190	210
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

Recent Accounting Developments
In October 2010, the FASB issued accounting guidance (ASU 2010-26) that clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral (ASC 944). In addition, this guidance specifies that only costs that are related directly to the successful acquisition of new or renewal insurance contracts can be capitalized. This guidance is effective as of January 1, 2012 for calendar year reporting entities. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial condition, results of operations and cash flows.
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

Financial data by segment for the three months and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Corporate(1)	Total
	($ in thousands)

Gross written premiums	$163,343	$70,295	$—	$233,638
Net written premiums	107,916	49,891	—	157,807

Net earned premiums	112,198	56,035	—	168,233
Net loss and LAE	(72,306)	(35,157)	—	(107,463)
Commission expenses	(14,374)	(10,459)	(352)	(25,185)
Other operating expenses	(26,398)	(8,301)	—	(34,699)
Other income (expense)	1,380	1,052	352	2,784

Underwriting profit	500	3,170	—	3,670

Net investment income	15,736	1,982	121	17,839
Net realized gains (losses)	4,206	(354)	—	3,852
Other operating expenses	—	—	17	17
Other income (expense)	—	—	(17)	(17)
Interest expense	—	—	(2,045)	(2,045)

Income (loss) before income taxes	20,442	4,798	(1,924)	23,316

Income tax expense (benefit)	6,049	1,715	(673)	7,091

Net income (loss)	$14,393	$3,083	$(1,251)	$16,225

Identifiable assets (2)	$2,579,392	$840,508	$83,164	$3,520,993

Loss and LAE ratio	64.4%	62.7%		63.9%
Commission expense ratio	12.8%	18.7%		15.0%
Other operating expense ratio (3)	22.4%	12.9%		18.9%

Combined ratio	99.6%	94.3%		97.8%

(1)	Includes Corporate segment intercompany eliminations.

(2)	Includes inter-segment transactions causing the row not to cross foot.

(3)	Includes Other operating expenses and Other income (expense).

	Three Months Ended September 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$49,406	$32,788	$82,194
Property Casualty	81,351	27,687	109,038
Professional Liability	32,586	9,820	42,406

Total	$163,343	$70,295	$233,638

Net written premiums:
Marine	$35,546	$27,142	$62,688
Property Casualty	52,677	17,414	70,091
Professional Liability	19,693	5,335	25,028

Total	$107,916	$49,891	$157,807

Net earned premiums:
Marine	$41,091	$38,254	$79,345
Property Casualty	50,976	12,202	63,178
Professional Liability	20,131	5,579	25,710

Total	$112,198	$56,035	$168,233

	Three Months Ended September 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate(1)	Total
	($ in thousands)

Gross written premiums	$180,000	$65,191	$—	$245,191
Net written premiums	116,033	39,968	—	156,001

Net earned premiums	122,804	48,467	—	171,271
Net losses and LAE	(75,838)	(31,753)	—	(107,591)
Commission expenses	(15,346)	(7,835)	329	(22,852)
Other operating expenses	(27,194)	(7,835)	—	(35,029)
Other income (expense)	1,301	280	(329)	1,252

Underwriting profit	5,727	1,324	—	7,051

Net investment income	16,597	2,361	152	19,110
Net realized gains (losses)	5,710	425	—	6,135
Other operating expenses	—	—	11	11
Other income (expense)	—	—	(11)	(11)
Interest expense	—	—	(2,042)	(2,042)

Income (loss) before income taxes	28,034	4,110	(1,890)	30,254

Income tax expense (benefit)	7,973	1,510	(661)	8,822

Net income (loss)	$20,061	$2,600	$(1,229)	$21,432

Identifiable assets (2)	$2,566,163	$821,743	$87,061	$3,493,297

Loss and LAE ratio	61.8%	65.5%		62.8%
Commission expense ratio	12.5%	16.2%		13.3%
Other operating expense ratio (3)	21.1%	15.6%		19.8%

Combined ratio	95.4%	97.3%		95.9%

(1)	Includes Corporate segment intercompany eliminations.

(2)	Includes inter-segment transactions causing the row not to cross foot.

(3)	Includes Other operating expenses and Other income (expense).

	Three Months Ended September 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$53,129	$33,960	$87,089
Property Casualty	93,302	20,024	113,326
Professional Liability	33,569	11,207	44,776

Total	$180,000	$65,191	$245,191

Net written premiums:
Marine	$39,632	$23,816	$63,448
Property Casualty	57,567	11,116	68,683
Professional Liability	18,834	5,036	23,870

Total	$116,033	$39,968	$156,001

Net earned premiums:
Marine	$42,620	$33,945	$76,565
Property Casualty	60,380	9,126	69,506
Professional Liability	19,804	5,396	25,200

Total	$122,804	$48,467	$171,271

	Nine Months Ended September 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Corporate(1)	Total
	($ in thousands)

Gross written premiums	$511,822	$245,529	$—	$757,351
Net written premiums	340,657	171,472	—	512,129

Net earned premiums	333,834	159,939	—	493,773
Net losses and LAE	(205,571)	(105,562)	—	(311,133)
Commission expenses	(43,351)	(32,827)	—	(76,178)
Other operating expenses	(79,658)	(24,161)	—	(103,819)
Other income (expense)	289	2,687	—	2,976

Underwriting profit	5,543	76	—	5,619

Net investment income	47,040	6,179	445	53,664
Net realized gains (losses)	20,140	378	231	20,749
Other operating expenses	—	—	38	38
Other income (expense)	—	—	(38)	(38)
Interest expense	—	—	(6,133)	(6,133)

Income (loss) before income taxes	72,723	6,633	(5,457)	73,899

Income tax expense (benefit)	21,166	2,403	(1,910)	21,659

Net income (loss)	$51,557	$4,230	$(3,547)	$52,240

Identifiable assets (2)	$2,579,392	$840,508	$83,164	$3,520,993

Loss and LAE ratio	61.6%	66.0%		63.0%
Commission expense ratio	13.0%	20.5%		15.4%
Other operating expense ratio (3)	23.7%	13.5%		20.5%

Combined ratio	98.3%	100.0%		98.9%

(1)	Includes Corporate segment intercompany eliminations.

(2)	Includes inter-segment transactions causing the row not to cross foot.

(3)	Includes Other operating expenses and Other income (expense).

	Nine Months Ended September 30, 2010
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$172,136	$133,758	$305,894
Property Casualty	242,494	76,768	319,262
Professional Liability	97,192	35,003	132,195

Total	$511,822	$245,529	$757,351

Net written premiums:
Marine	$123,702	$111,205	$234,907
Property Casualty	156,674	43,049	199,723
Professional Liability	60,281	17,218	77,499

Total	$340,657	$171,472	$512,129

Net earned premiums:
Marine	$122,739	$108,541	$231,280
Property Casualty	152,228	34,880	187,108
Professional Liability	58,867	16,518	75,385

Total	$333,834	$159,939	$493,773

	Nine Months Ended September 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate(1)	Total
	($ in thousands)

Gross written premiums	$561,368	$231,811	$—	$793,179
Net written premiums	375,474	164,186	—	539,660

Net earned premiums	359,317	146,768	—	506,085
Net losses and LAE	(214,834)	(93,732)	—	(308,566)
Commission expenses	(45,374)	(26,533)	329	(71,578)
Other operating expenses	(78,660)	(19,933)	—	(98,593)
Other income (expense)	3,157	879	(329)	3,707

Underwriting profit	23,606	7,449	—	31,055

Net investment income	49,043	7,060	406	56,509
Net realized gains (losses)	(987)	(2,988)	—	(3,975)
Other operating expenses	—	—	21	21
Other income (expense)	—	—	2,979	2,979
Interest expense	—	—	(6,411)	(6,411)

Income (loss) before income taxes	71,662	11,521	(3,005)	80,178

Income tax expense (benefit)	19,677	4,470	(1,051)	23,096

Net income (loss)	$51,985	$7,051	$(1,954)	$57,082

Identifiable assets (2)	$2,566,163	$821,743	$87,061	$3,493,297

Loss and LAE ratio	59.8%	63.9%		61.0%
Commission expense ratio	12.6%	18.1%		14.1%
Other operating expense ratio (3)	21.0%	13.0%		18.8%

Combined ratio	93.4%	95.0%		93.9%

(1)	Includes Corporate segment intercompany eliminations.

(2)	Includes inter-segment transactions causing the row not to cross foot.

(3)	Includes Other operating expenses and Other income (expense).

	Nine Months Ended September 30, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$187,452	$140,256	$327,708
Property Casualty	272,127	59,058	331,185
Professional Liability	101,789	32,497	134,286

Total	$561,368	$231,811	$793,179

Net written premiums:
Marine	$133,047	$113,867	$246,914
Property Casualty	183,247	33,781	217,028
Professional Liability	59,180	16,538	75,718

Total	$375,474	$164,186	$539,660

Net earned premiums:
Marine	$114,459	$102,158	$216,617
Property Casualty	188,860	28,250	217,110
Professional Liability	55,998	16,360	72,358

Total	$359,317	$146,768	$506,085

The Insurance Companies’ net earned premiums include $23.3 million and $22.3 million of net earned premiums from the U.K. Branch for the three months ended September 30, 2010 and 2009, respectively and $61.9 million and $62.5 million of net earned premiums from the U.K. Branch for the nine months ended September 30, 2010 and 2009, respectively.
Note 4. Reinsurance Ceded
Our ceded earned premiums were $81.6 million and $92.3 million for the three months ended September 30, 2010 and 2009, respectively and were $251.4 million and $280.6 million for the nine months ended September 30, 2010 and 2009, respectively. Our ceded incurred losses were $42.6 million and $31.1 million for the three months ended September 30, 2010 and 2009, respectively and were $156.0 million and $167.6 million for the nine months ended September 30, 2010 and 2009, respectively.
The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 75.6% of our total recoverable), together with the reinsurance recoverable and collateral at September 30, 2010, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held(1)	Rating Agency(2)
	($ in millions)

Swiss Reinsurance America Corporation	$7.0	$83.9	$90.9	$5.9	A	AMB
Munich Reinsurance America Inc.	19.4	68.1	87.5	5.2	A+	AMB
Transatlantic Reinsurance Company	20.2	53.8	74.0	8.7	A	AMB
Everest Reinsurance Company	17.8	54.2	72.0	8.1	A+	AMB
White Mountains Reinsurance of America	0.4	56.2	56.6	0.3	A-	AMB
General Reinsurance Corporation	1.6	51.8	53.4	1.8	A++	AMB
Munchener Ruckversicherungs-Gesellschaft	1.5	34.1	35.6	11.4	A+	AMB
National Indemnity Company	9.0	26.1	35.1	2.5	A++	AMB
Scor Holding (Switzerland) AG	9.4	24.9	34.3	9.9	A	AMB
Berkley Insurance Company	4.2	25.1	29.3	0.1	A+	AMB
Partner Reinsurance Europe	8.7	19.9	28.6	12.1	AA-	S&P
Platinum Underwriters Re	2.5	25.3	27.8	1.5	A	AMB
Partner Reinsurance Company of the U.S.	1.5	18.7	20.2	0.6	A+	AMB
Arch Reinsurance Company	0.3	19.1	19.4	0.4	A	AMB
Lloyd’s Syndicate #2003	2.9	16.3	19.2	3.4	A	AMB
Ace Property and Casualty Insurance Company	4.7	13.9	18.6	1.9	A+	AMB
Swiss Re International SE	0.6	16.0	16.6	5.4	A	AMB
Hannover Ruckversicherung	0.6	13.5	14.1	1.8	A	AMB
AXIS Re Europe	3.8	10.1	13.9	3.8	A	AMB
Allied World Reinsurance	6.0	6.0	12.0	2.5	A	AMB

Top 20 Total	122.1	637.0	759.1	87.3
All Other	33.9	211.7	245.6	91.0

Total	$156.0	$848.7	$1,004.7	$178.3

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best Company (“A.M. Best”, “AMB”) and Standard and Poor’s Rating Services (“S&P”)

Note 5. Stock-Based Compensation
Stock-based compensation granted under our stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a four year period and the options have a maximum term of ten years. Our performance based share grants vest over five years with one-third vesting in each of the third, fourth and fifth years and are dependent on the rolling three-year average return on beginning equity, with actual shares that vest ranging between 150% to 0% of the original award depending on results. We are currently accruing for these awards at the forecasted target.
The amounts charged to expense for stock-based compensation were $1.8 million and $3.0 million for the three months ended September 30, 2010 and 2009, respectively and were $4.5 million and $6.6 million for the nine months ended September 30, 2010 and 2009, respectively.
We expensed $61,000 and $64,000 for the three months ended September 30, 2010 and 2009, respectively and $158,000 and $132,000 for the nine months ended September 30, 2010 and 2009, respectively, related to our Employee Stock Purchase Plan. In addition, $45,000 and $30,000 were expensed for the three months ended September 30, 2010 and 2009, respectively and $135,000 was expensed for both the nine months ended September 30, 2010 and 2009, related to stock compensation to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.
Note 6. Syndicate 1221
Our Lloyd’s Operations included in the consolidated financial statements represents our participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £168 million ($264 million) for the 2010 underwriting year compared to £123 million ($201.8 million) for the 2009 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in our financial statements are gross of commission. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010 and 2009 underwriting years through our wholly-owned Lloyd’s corporate member.
We provide letters of credit and post cash to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity. As of September 30, 2010, we had provided letters of credit of $129.0 million and did not post cash collateral. If Syndicate 1221 increases its stamp capacity and we participate in the additional stamp capacity, or if Lloyd’s changes the capital requirements, we may be required to supply additional collateral acceptable to Lloyd’s. If we are unwilling or unable to provide additional acceptable collateral, we will be required to reduce our participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks that expires on March 31, 2011, see Note 11, Credit Facility for additional information. If the consortium of banks decides not to renew the credit facility, we will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company.
Note 7. Income Taxes
We are subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which we operate. We file a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the Internal Revenue Service (“IRS”). These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. Our corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Our effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent we are unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of our foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 28% rate. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. A finance bill was enacted in the U.K. in July 2010 that reduces the U.K. corporate tax rate from 28% to 27% effective April 2011. The effect of such tax rate change was not material.
We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $62.0 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the foreign subsidiaries. However, in the future, if such earnings were distributed to us, taxes of approximately $4.3 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. We have no unrecognized tax benefits at either September 30, 2010 or September 30, 2009. We did not incur any interest or penalties related to unrecognized tax benefits for the three months ended September 30, 2010 and 2009. We are currently not under examination by any major U.S. or foreign tax authority and are generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2007 and subsequent.
We recorded an income tax expense of $7.1 million for the three months ended September 30, 2010 compared to an income tax expense of $8.8 million for the comparable period in 2009, resulting in effective tax rates of 30.4% and 29.2% respectively. Our effective tax rate is less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The effective tax rate on net investment income was 26.7% for the 2010 nine month period compared to 25.1% for the same period in 2009. The net deferred tax liability at September 30, 2010 was $4.8 million and the net deferred tax asset at September 30, 2009 was $31.2 million.
We had state and local deferred tax assets amounting to potential future tax benefits of $2.1 million and $2.6 million at September 30, 2010 and December 31, 2009, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.4 million and $1.3 million at September 30, 2010 and December 31, 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our state and local tax carry-forwards at September 30, 2010 expire from 2023 to 2025.
Note 8. Senior Notes due May 1, 2016
On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.0 million for the three months ended September 30, 2010 and 2009 and was $6.1 million and $6.4 million, respectively, for the nine months ended September 30, 2010 and 2009. The fair value of the Senior Notes, based on quoted market prices, was $121.8 million and $111.7 million at September 30, 2010 and December 31, 2009, respectively.
We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of September 30, 2010, we were in compliance with all such covenants.
In April 2009, we repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $2.9 million pretax gain that was reflected in Other income. As a result of this transaction, approximately $115.0 million aggregate principal amount of the Senior Notes remains issued and outstanding as of September 30, 2010.

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
In October 2010, Equitas represented by Resolute Management Services Limited (the “Resolute”) commenced litigation and arbitration proceedings (the “Resolute Proceedings”) against Navigators Management Company, Inc., a wholly-owned subsidiary of the Company (“NMC”). The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment.
The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims. While it is too early to predict with any certainty the outcome of the Resolute Proceedings, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of the Resolute Proceedings could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

Note 10. Investments
The following tables set forth our cash and investments as of September 30, 2010. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
September 30, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$421,540	$17,971	$(2)	$403,571	$—
States, municipalities and political subdivisions	405,584	25,255	(51)	380,380	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	414,335	19,325	—	395,010	—
Residential mortgage obligations	20,785	—	(2,941)	23,726	(2,064)
Asset-backed securities	33,411	513	(9)	32,907	(8)
Commercial mortgage-backed securities	143,278	8,108	(67)	135,237	—

Subtotal	611,809	27,946	(3,017)	586,880	(2,072)
Corporate bonds	381,560	24,853	(13)	356,720	—

Total fixed maturities	1,820,493	96,025	(3,083)	1,727,551	(2,072)

Equity securities — common stocks	86,447	19,546	(85)	66,986	—

Cash	31,073	—	—	31,073	—

Short-term investments	260,564	—	—	260,564	—

Total	$2,198,577	$115,571	$(3,168)	$2,086,174	$(2,072)

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
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at September 30, 2010 are shown in the following table:

Period from
September 30, 2010	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$79,681	$79,112
Due after one year through five years	461,006	438,952
Due after five years through ten years	405,380	373,574
Due after ten years	262,617	249,033
Mortgage- and asset-backed (including GNMAs)	611,809	586,880

Total	$1,820,493	$1,727,551

The following table summarizes all securities in a gross unrealized loss position at September 30, 2010 and December 31, 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities.

	September 30, 2010			December 31, 2009
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	2	$10,598	$2	24	$116,566	$597
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	2	10,598	2	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	7	1,236	6	47	108,290	2,291
7-12 Months	1	1,004	22	4	3,534	112
> 12 Months	6	3,918	23	23	17,777	514

Subtotal	14	6,158	51	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	—	—	—	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	—	—	—	5	18,385	98

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	68	20,785	2,941	73	31,071	7,246

Subtotal	68	20,785	2,941	73	31,071	7,246

Asset-backed securities
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	2	140	9	4	637	34

Subtotal	2	140	9	4	637	34

Commercial mortgage-backed securities
0-6 Months	3	12,164	25	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	2	556	42	21	45,135	4,704

Subtotal	5	12,720	67	32	73,238	5,028

Corporate bonds
0-6 Months	2	2,685	13	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	—			8	6,325	422

Subtotal	2	2,685	13	21	39,600	759

Total fixed maturities	93	$53,086	$3,083	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	5	$2,532	$85	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	5	$2,532	$85	1	$872	$10

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

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	Number of		Number of		Number of		Number of
($ in thousands except # of securities)	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—	—	$—	2	$564
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	10	674	—	—	12	1,387	38	19,344
Asset-backed securities	—	—	—	—	—	—	1	142
Equities	1	360	6	22	2	387	56	8,719

Total	11	$1,034	6	$22	14	$1,774	97	$28,769

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		365		(516)		870		16,990
Asset-backed securities		—		(9)		—		63
Equities		—		—		—		—

Total		$365		$(525)		$870		$17,053

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$564
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		309		516		517		2,354
Asset-backed securities		—		9		—		79
Equities		360		22		387		8,719

Total		$669		$547		$904		$11,716

The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of September 30, 2010 that we do not intend to sell and it is not more likely than not that we will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

($ in thousands)

Beginning balance at January 1, 2010	$2,523
Credit losses on securities not previously impaired as of January 1, 2010	904
Reductions for securities sold during the period	(935)

Ending balance at September 30, 2010	$2,492

For the three and nine months ended September 30, 2010, OTTI losses within OCI decreased $1.8 million and $3.7 million, respectively, primarily as a result of increases in the fair value of securities previously impaired. For the three and nine months ended September 30, 2009, OTTI losses within OCI were $7.7 million and $9.9 million, respectively.

The following table summarizes the cumulative amounts related to our non-credit loss portion of the other-than-temporary impairment losses on debt securities held within other comprehensive income for the periods indicated:

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Number of	Pre-Tax	After-Tax	Number of	Pre-Tax	After-Tax
($ in thousands except for # of securities)	Securities	Amount	Amount	Securities	Amount	Amount

Beginning balance at January 1
Residential mortgage-backed securities	34	$5,723	$3,984	—	$—	$—
Asset-backed securities	1	23	16	—	—	—

Total		$5,746	$4,000		$—	$—

Portion of loss in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	12	$870	$566	38	$16,990	$11,044
Asset-backed securities	—	—	—	1	63	41

Total		$870	$566		$17,053	$11,085

Subsequent net unrealized losses (gains) related to securities in which an OTTI loss was recorded in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	35	$(3,262)	$(2,237)	38	$(7,172)	$(4,317)
Asset-backed securities	1	(15)	(10)	1	(15)	(6)

Total		$(3,277)	$(2,247)		$(7,187)	$(4,323)

Subsequent sale of securities in which an OTTI loss was recorded in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	4	$(1,267)	$(839)	—	$—	$—
Asset-backed securities	—	—	—	—	—	—

Total		$(1,267)	$(839)		$—	$—

Ending balance at September 30
Residential mortgage-backed securities	35	$2,064	$1,474	38	$9,818	$6,727
Asset-backed securities	1	8	6	1	48	35

Total		$2,072	$1,480		$9,866	$6,762

The contractual maturity by the number of years until maturity for fixed maturity securities with a gross unrealized loss at September 30, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$3	0%	$2,854	5%
Due after one year through five years	27	1%	11,170	21%
Due after five years through ten years	20	1%	3,400	6%
Due after ten years	16	1%	2,017	4%

Mortgage- and asset-backed securities	3,017	97%	33,645	64%

Total fixed maturity securities	$3,083	100%	$53,086	100%

The change in net unrealized gains/ (losses) consisted of:

	Nine months ended September 30,
($ in thousands)	2010	2009

Fixed maturities	$54,257	$75,663
Equity securities	4,227	13,492

	58,484	89,155

Deferred income tax (charged) credited	(20,160)	(30,356)

Change in unrealized gains (losses), net	$38,324	$58,799

Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)

Fixed maturities:
Gains	$4,790	$8,739	$22,440	$13,264
(Losses)	(1,036)	(2,057)	(1,319)	(5,555)

	3,754	6,682	21,121	7,709

Equity securities:
Gains	773	—	773	1,562
(Losses)	(6)	—	(241)	(1,530)

	767	—	532	32

Net realized gains (losses)	$4,521	$6,682	$21,653	$7,741

The following table presents, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, our fixed maturities and equity securities by asset class that are measured at fair value at September 30, 2010:

	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$266,978	$154,562	$—	$421,540
States, municipalities and political subdivisions	—	405,584	—	405,584
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	414,335	—	414,335
Residential mortgage obligations	—	20,785	—	20,785
Asset-backed securities	—	33,411	—	33,411
Commercial mortgage-backed securities	—	143,278	—	143,278

Subtotal	—	611,809	—	611,809
Corporate bonds	—	381,560	—	381,560

Total fixed maturities	266,978	1,553,515	—	1,820,493

Equity securities — common stocks	86,447	—	—	86,447

Total	$353,425	$1,553,515	$—	$1,906,940

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

We did not have any significant transfers between Level 1 and 2 for the nine months ended September 30, 2010. We did not have any Level 3 securities activity for the nine months ended September 30, 2010. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
($ in thousands)

Level 3 investments as of January 1	$156
Unrealized net gains included in other comprehensive income (loss)	23
Purchases, sales, paydowns and amortization	(23)
Transfer from Level 3	(156)
Transfer to Level 3	—

Level 3 investments as of September 30, 2009	$—

Note 11. Credit Facility
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011. At September 30, 2010, letters of credit with an aggregate face amount of $129.0 million were outstanding under the credit facility.
This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at September 30, 2010.
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

The following presents our share repurchases under the aforementioned programs for the periods indicated:

			Dollar Value
			of Shares that
	Total Number	Average	May Yet Be
	of Shares	Cost Paid	Purchased Under
	Purchased	Per Share	the Program (1)
	($ in thousands, except per share)

October 2009	—	—	$35,000
November 2009	29,021	$47.30	$33,627
December 2009	112,555	$47.83	$28,243

Subtotal fourth quarter	141,576	$47.72

Total 2009 activity	141,576	$47.72

January 2010	171,500	$44.32	$20,642
February 2010	128,500	$41.79	$15,272
March 2010	273,600	$39.10	$69,573

Subtotal first quarter	573,600	$41.27

April 2010	149,912	$40.92	$63,439
May 2010	248,430	$39.92	$53,522
June 2010	159,661	$40.38	$47,075

Subtotal second quarter	558,003	$40.32

July 2010	57,177	$42.10	$44,668
August 2010	32,556	$42.49	$43,284
September 2010	7,382	$42.29	$42,972

Subtotal third quarter	97,115	$42.25

Total 2010 activity	1,228,718	$40.91

Total share repurchase activity	1,370,294	$41.62	$42,972

(1)	Balance as of the end of the month indicated.
From October 1, 2010 through November 3, 2010, the Parent Company purchased an additional 1,500 shares of its common stock in the open market at an average cost of $42.85 per share for a total of approximately sixty four thousand dollars under the aforementioned $65 million share repurchase program.

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
Our underwriting segments consist of insurance company operations (“Insurance Companies”) and operations at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”) (“Lloyd’s Operations”). The Insurance Companies consist of Navigators Insurance Company, which includes our branch located in the United Kingdom (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010 and 2009 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark which underwrite risks pursuant to binding authorities within NUAL into Syndicate 1221. We also maintain an underwriting presence in Brazil and China through our involvement with Lloyd’s.

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
We have significant natural catastrophe exposures throughout the world. We estimate that our current largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of September 30, 2010, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $150 million and $27 million, respectively, including the cost of reinsurance reinstatement premiums.
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
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine months ended September 30, 2010 and 2009. Earnings per share data is presented on a per diluted share basis. In presenting our financial results, we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
Net income for the three months ended September 30, 2010 was $16.2 million or $1.00 per diluted share compared to $21.4 million or $1.24 per diluted share for the three months ended September 30, 2009. Included in these results were net realized gains of $2.9 million and $4.3 million after-tax for the three months ended September 30, 2010 and 2009, respectively. Our net realized gains in the third quarter 2010 resulted from the normal ongoing management of our investment portfolio. In addition, our net income included net other-than-temporary impairment losses recognized in earnings of $0.5 million and $0.4 million after-tax for the three months ended September 30, 2010 and 2009, respectively.
The combined ratio for the three months ended September 30, 2010 was 97.8% compared to 95.9% for the comparable period in 2009. The loss ratios were 63.9% and 62.8% for the three months ended September 30, 2010 and 2009, respectively. The increase in the loss ratio was primarily due to intense competition and a weaker pricing environment in the face of higher loss trends in 2010 compared to the prior year which led to a deterioration in the current accident year loss ratio. See Net Losses and Loss Adjustment Expenses section below. There was favorable prior year reserve development of $4.2 million and $10.7 million for the three and nine months ended September 30, 2010 compared to prior year favorable development of $3.9 million and $19.1 million for the comparable periods in 2009. The net paid loss and LAE ratio for the three months ended September 30, 2010 was 53.5% compared to 52.5% for the comparable period in 2009.
Cash flow from operations was $49.8 million and $114.1 million for the three and nine months ended September 30, 2010 compared to $35.7 million and $105.2 million for the comparable periods in 2009. The increases in cash flow from operations for both the three and nine month periods were primarily due to improved collections on reinsurance recoverables as well as a decline in income taxes paid. Partially offsetting these aforementioned items was an increase in paid losses as well as an overall decline in the operating results.
Consolidated stockholders’ equity increased 6.5% to $854.0 million or $54.17 per share at September 30, 2010 compared to $801.5 million or $47.58 per share at December 31, 2009. The increase in stockholder’s equity was primarily due to net income and unrealized investment portfolio gains.

REVENUES
Gross written premiums decreased to $233.6 million and $757.4 million in the three months and nine months ended September 30, 2010, respectively compared to $245.2 million and $793.2 million in the 2009 comparable periods. The decrease in the 2010 third quarter and nine month gross written premiums compared to 2009 was primarily due to the run-off of our personal umbrella lines, continued weakness in our construction lines as well as a decline in our D&O lines due to a planned shift toward underwriting excess layers. These declines were partially offset by an increase in our NavTech lines due to the improved pricing environment in the wake of the Deepwater Horizon event.
Our Marine division saw increases in the average renewal premium rates in our Lloyd’s and Inland Marine lines of approximately 3% and 2%, respectively, for the nine months ended September 30, 2010 compared to the same period in 2009. U.S. Marine premiums remained flat for the period. For our Property Casualty division, we experienced average renewal premium rate increases in our NavTech and NavPac lines of approximately 3% and 4%, respectively, which were offset by declines in our primary and excess casualty lines of 3% and 2%, respectively. The Insurance Companies and Lloyd’s professional liability division overall experienced an approximately 3% decrease in average renewal premium rates for the nine months ended September 30, 2010 compared to 2009.
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

The following tables set forth our gross and net written premiums and net earned premiums by segment and line of business for the periods indicated:

	Three Months Ended September 30,
	2010				2009
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)
Insurance Companies:

Marine	$49,406	21%	$35,546	$41,091	$53,129	22%	$39,632	$42,620

Property Casualty	81,351	35%	52,677	50,976	93,302	38%	57,567	60,380

Professional Liability	32,586	14%	19,693	20,131	33,569	13%	18,834	19,804

Insurance Companies Total	163,343	70%	107,916	112,198	180,000	73%	116,033	122,804

Lloyd’s Operations:

Marine	32,788	14%	27,142	38,254	33,960	14%	23,816	33,945

Property Casualty	27,687	12%	17,414	12,202	20,024	8%	11,116	9,126

Professional Liability	9,820	4%	5,335	5,579	11,207	5%	5,036	5,396

Lloyd’s Operations Total	70,295	30%	49,891	56,035	65,191	27%	39,968	48,467

Total	$233,638	100%	$157,807	$168,233	$245,191	100%	$156,001	$171,271

	Nine Months Ended September 30,
	2010				2009
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)
Insurance Companies:

Marine	$172,136	23%	$123,702	$122,739	$187,452	24%	$133,047	$114,459

Property Casualty	242,494	32%	156,674	152,228	272,127	34%	183,247	188,860

Professional Liability	97,192	13%	60,281	58,867	101,789	13%	59,180	55,998

Insurance Companies Total	511,822	68%	340,657	333,834	561,368	71%	375,474	359,317

Lloyd’s Operations:

Marine	133,758	17%	111,205	108,541	140,256	18%	113,867	102,158

Property Casualty	76,768	10%	43,049	34,880	59,058	7%	33,781	28,250

Professional Liability	35,003	5%	17,218	16,518	32,497	4%	16,538	16,360

Lloyd’s Operations Total	245,529	32%	171,472	159,939	231,811	29%	164,186	146,768

Total	$757,351	100%	$512,129	$493,773	$793,179	100%	$539,660	$506,085

Gross Written Premiums
Insurance Companies’ Gross Written Premiums
Marine Premiums. The gross written premiums for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,
($ in thousands)	2010		2009		Change

Marine liability	$13,592	29%	$17,152	32%	-21%
Inland marine	6,793	14%	6,262	12%	8%
P&I	3,797	8%	2,611	5%	45%
Other	3,531	6%	3,701	7%	-5%
Cargo	6,661	13%	6,423	12%	4%
Craft/Fishing vessel	4,308	9%	5,442	10%	-21%
Bluewater hull	4,679	9%	4,308	8%	9%
Transport	6,045	12%	7,230	14%	-16%

Total	$49,406	100%	$53,129	100%	-7%

The Insurance Companies’ marine gross written premiums for the 2010 third quarter decreased 7.0% compared to the same period in 2009. The competition in this sector remains significant and excess capacity continues to exist. The weak economy has also led to reduced exposure bases which reduced premiums. The marine liability premium decreased 21% for the three months ended September 30, 2010 due mostly to timing of several large premium writings as well as the transfer of a block of business to our Lloyd’s Syndicate. The Marine business experienced an overall average renewal premium increase of 1%.

	Nine Months Ended September 30,
($ in thousands)	2010		2009		Change

Marine liability	$59,338	34%	$65,965	35%	-10%
Inland marine	23,310	14%	22,107	12%	5%
P&I	14,037	8%	20,559	11%	-32%
Other	15,264	9%	13,033	7%	17%
Cargo	17,317	10%	20,833	11%	-17%
Craft/Fishing vessel	15,240	9%	14,803	8%	3%
Bluewater hull	14,838	9%	15,238	8%	-3%
Transport	12,792	7%	14,914	8%	-14%

Total	$172,136	100%	$187,452	100%	-8%

The Insurance Companies’ marine gross written premiums for the 2010 nine month period decreased 8.2% compared to the same period in 2009 due primarily to the competitive factors and economic conditions described above. For the nine months ended September 30, 2010, the average renewal premium rates for the marine business increased approximately 1%.

Property Casualty Premiums. The gross written premiums for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,
($ in thousands)	2010		2009		Change

Construction liability	$21,799	27%	$29,349	32%	-26%
Commercial umbrella	23,159	29%	19,998	21%	16%
Offshore energy	20,632	25%	14,776	16%	40%
Primary E&S	4,333	5%	2,221	2%	95%
NavPac	10,548	13%	10,795	12%	-2%
Other (Run-off)	880	1%	16,163	17%	-95%

Total	$81,351	100%	$93,302	100%	-13%

The property casualty gross written premiums for the three months ended September 30, 2010 decreased 12.8% compared to the same period in 2009, due primarily to the run-off of our personal umbrella line as well as continuing weak economic conditions that have reduced demand for construction liability insurance. Our Offshore energy line increased by 40% in the quarter due to greater demand as well as an improved pricing environment resulting from the Deepwater Horizon incident. Our commercial umbrella business line experienced growth in 2010 due to the investments we made in 2008 and 2009 in new underwriters. Finally, our Primary E&S line increased 95% primarily due to significant growth in our Environmental business.
For the three months ended September 30, 2010, the average renewal premium rates for most of our casualty lines including construction liability declined modestly. Our NavTech lines saw average renewal rate increases of approximately 6%.

	Nine Months Ended September 30,
($ in thousands)	2010		2009		Change

Construction liability	$67,892	28%	$86,121	32%	-21%
Commercial umbrella	67,506	28%	58,361	21%	16%
Offshore energy	44,256	18%	38,100	14%	16%
Primary E&S	19,764	8%	12,753	5%	55%
NavPac	30,391	13%	31,288	11%	-3%
Other (Run-off)	12,685	5%	45,504	17%	-72%

Total	$242,494	100%	$272,127	100%	-11%

The property casualty gross written premiums for the nine months ended September 30, 2010 decreased 10.9% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the nine months ended September 30, 2010, the average renewal premium rates for most of our casualty lines including construction liability declined modestly. Our NavTech lines saw average renewal rate decreases that occurred earlier in the year reverse following the Deepwater Horizon event, resulting in a year to date increase of approximately 4%.

Professional Liability Premiums. The gross written premiums for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$17,284	53%	$24,693	74%	-30%
Errors and omissions	13,830	42%	7,367	22%	88%
Architects and engineers	1,472	5%	1,509	4%	-2%

Total	$32,586	100%	$33,569	100%	-3%

The professional liability gross written premiums for the three months ended September 30, 2010 decreased 2.9% compared to the same period in 2009. The decline in D&O gross written premiums was due to a shift in underwriting strategy toward excess layers. The increase in the E&O gross written premiums was due to growth in our program for smaller law firms. For the three months ended September 30, 2010, the average renewal premium rates for the professional liability business decreased approximately 6% compared to the same period in 2009.

	Nine Months Ended September 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$54,180	56%	$72,427	72%	-25%
Errors and omissions	39,797	41%	25,808	25%	54%
Architects and engineers	3,215	3%	3,554	3%	-10%

Total	$97,192	100%	$101,789	100%	-5%

The professional liability gross written premiums for the nine months ended September 30, 2010 decreased 4.5% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the nine months ended September 30, 2010, the average renewal premium rates for the professional liability business decreased approximately 4% compared to the same period in 2009.
Lloyd’s Operations’ Gross Written Premiums
We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £168 million ($264 million) in 2010 compared to £123 million ($201.8 million) in 2009.
The Lloyd’s Operations’ gross written premiums for the three and nine months ended September 30, 2010 increased 7.8% and 5.9% compared to the same periods in 2009. The increase in the year to date gross written premiums was attributable to higher property casualty and professional liability premiums which are described in detail below.

Marine Premiums. The gross written premiums for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,
($ in thousands)	2010		2009		Change

Marine liability	$9,774	30%	$7,585	22%	29%
Cargo and specie	15,384	47%	15,799	46%	-3%
Assumed reinsurance	1,713	5%	2,284	7%	-25%
Hull	3,524	11%	4,707	14%	-25%
Other	2,393	7%	3,585	11%	-33%

Total	$32,788	100%	$33,960	100%	-3%

The marine gross written premium for the three months ended September 30, 2010 declined 3.5% compared to the same period in 2009. Our assumed reinsurance business line declined as we exited the U.S. property catastrophe business. Our marine liability line increased 29% resulting from an increase in energy liability activity. For the three months ended September 30, 2010, average renewal premium rates increased approximately 2% compared to the same period in 2009, with larger increases on our energy liability policies within marine liability.

	Nine Months Ended September 30,
($ in thousands)	2010		2009		Change

Marine liability	$48,886	37%	$40,412	29%	21%
Cargo and specie	50,594	38%	58,836	41%	-14%
Assumed reinsurance	12,243	9%	18,043	13%	-32%
Hull	14,985	11%	15,134	11%	-1%
Other	7,050	5%	7,831	6%	-10%

Total	$133,758	100%	$140,256	100%	-5%

The marine gross written premium for the nine months ended September 30, 2010 declined 4.6% compared to the same period in 2009 due primarily to the reasons described in the three month change above. Our Cargo and specie line declined 14% as a result of the global economic slowdown. For the nine months ended September 30, 2010, average renewal premium rates increased approximately 3% compared to the same period in 2009.

Property Casualty Premiums. The gross written premiums for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,
($ in thousands)	2010		2009		Change

Offshore energy	$12,846	47%	$9,447	47%	36%
Engineering and construction	6,686	24%	4,917	25%	36%
Onshore energy	3,913	14%	2,663	13%	47%
US Property casualty	922	3%	454	2%	103%
Bloodstock	3,320	12%	2,550	13%	30%
Property	—	0%	(7)	0%	-100%

Total	$27,687	100%	$20,024	100%	38%

The Property Casualty gross written premiums for the three months ended September 30, 2010 increased 38.3% compared to the same period in 2009 primarily due to an increase in our Offshore energy business line due to an increase in demand as well as an improved pricing environment resulting from the Deepwater Horizon incident. The U.S. property casualty business is primarily comprised of non-admitted risks in the state of New York. The average renewal premium rates for the three months ended September 30, 2010 for our offshore energy lines increased approximately 21% and our onshore energy and engineering lines both decreased approximately 3% compared to the same period in 2009.

	Nine Months Ended September 30,
($ in thousands)	2010		2009		Change

Offshore energy	$36,701	48%	$27,778	48%	32%
Engineering and construction	17,859	23%	13,281	22%	34%
Onshore energy	14,584	19%	11,947	20%	22%
US Property casualty	2,276	3%	3,174	5%	-28%
Bloodstock	5,387	7%	2,965	5%	82%
Property	(39)	0%	(87)	0%	-55%

Total	$76,768	100%	$59,058	100%	30%

The Property Casualty gross written premiums for the nine months ended September 30, 2010 increased 30.0% compared to the same period in 2009 due primarily to the reasons described in the three month change above. For the nine months ended September 30, 2010, the average renewal premium rates for our offshore energy and engineering lines increased approximately 8% and were flat, respectively, and our onshore energy lines decreased approximately 8% compared to the same period in 2009. Our NavTech lines saw average renewal rate decreases that occurred earlier in the year reverse following the Deepwater Horizon event.

Professional Liability Premiums. The gross written premiums for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$7,137	73%	$9,243	82%	-23%
E&O	2,683	27%	1,964	18%	37%

Total	$9,820	100%	$11,207	100%	-12%

The professional liability gross written premiums for the three months ended September 30, 2010 decreased 12.4% compared to the same period in 2009 due to competitive market conditions in the D&O lines. The average renewal premiums rates remained flat for the three months ended September 30, 2010 compared to the same period in 2009, respectively.

	Nine Months Ended September 30,
($ in thousands)	2010		2009		Change

D&O (public and private)	$23,175	66%	$19,838	61%	17%
E&O	11,828	34%	12,659	39%	-7%

Total	$35,003	100%	$32,497	100%	8%

The professional liability gross written premiums for the nine months ended September 30, 2010 increased 7.7% compared to the same period in 2009 due primarily to higher excess D&O premiums being generated from an underwriting team that was hired at the end of 2008. The average renewal premiums rates were flat for the nine months ended September 30, 2010 compared to the same period in 2009.
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

The following tables set forth our ceded written premiums by segment and major line of business for the periods indicated:

	Three Months Ended September 30,
	2010		2009
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premiums	Premiums	Premiums	Premiums
	($ in thousands)

Insurance Companies:
Marine	$13,860	28%	$13,497	25%
Property Casualty	28,674	35%	35,735	38%
Professional Liability	12,893	40%	14,735	44%

Subtotal	55,427	34%	63,967	36%

Lloyd’s Operations:
Marine	5,646	17%	10,144	30%
Property Casualty	10,273	37%	8,908	44%
Professional Liability	4,485	46%	6,171	55%

Subtotal	20,404	29%	25,223	39%

Total	$75,831	32%	$89,190	36%

	Nine Months Ended September 30,
	2010		2009
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premiums	Premiums	Premiums	Premiums
	($ in thousands)

Insurance Companies:
Marine	$48,434	28%	$54,405	29%
Property Casualty	85,820	35%	88,880	33%
Professional Liability	36,911	38%	42,609	42%

Subtotal	171,165	33%	185,894	33%

Lloyd’s Operations:
Marine	22,553	17%	26,389	19%
Property Casualty	33,719	44%	25,277	43%
Professional Liability	17,785	51%	15,959	49%

Subtotal	74,057	30%	67,625	29%

Total	$245,222	32%	$253,519	32%

The decrease in the percentage of total ceded written premiums to total gross written premiums for the three months ended September 30, 2010 compared to the same period in 2009 was primarily due to increased writings in the third quarter 2010 for our offshore and small lawyer’s lines which have lower cessions. For the nine months ended September 30, 2010, the shift in business mix toward lines with lower cessions was offset by the impact of reinstatement costs recorded in the second quarter of 2010 resulting from both the Deepwater Horizon and West Atlas losses ($7.9 million).
Net Written Premiums
Net written premiums increased 1.2% and decreased 5.1% for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The impact of lower gross written premiums for the three and nine months ended September 30, 2010 was offset by the decline in ceded written premiums for the third quarter 2010 as described above.
Net Earned Premiums
Net earned premiums decreased 1.8% and 2.4% for the three and nine months ended September 30, 2010 compared to the same periods in 2009.

Net Investment Income
Our net investment income was derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Fixed maturities	$17,506	$18,955	$52,701	$55,919
Equity securities	675	446	1,904	1,700
Short-term investments	233	83	726	833

	18,414	19,484	55,331	58,452
Investment expenses	(575)	(374)	(1,667)	(1,943)

Net investment income	$17,839	$19,110	$53,664	$56,509

Net investment income decreased 6.7% and 5.0% for the 2010 three and nine months periods compared to the same periods in 2009 due to lower investment yields.
Net Other-Than-Temporary Impairment Losses Recognized In Earnings
Our net other-than-temporary impairment losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Fixed maturities	$(309)	$(525)	$(517)	$(2,997)
Equity securities	(360)	(22)	(387)	(8,719)

Net other-than-temporary impairment losses recognized in earnings	$(669)	$(547)	$(904)	$(11,716)

For the three and nine months ended September 30, 2010, we recorded net other-than-temporary impairment losses recognized in earnings of $0.7 million and $0.9 million, respectively, relating primarily to residential mortgage-backed securities and a small number of equity securities. For the comparable periods in the prior year, we recorded $0.5 million and $11.7 million of net other-than-temporary impairment losses recognized in earnings primarily related to equity securities and residential mortgage-backed securities.

Net Realized Gains and Losses
Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)
Fixed maturities:
Gains	$4,790	$8,739	$22,440	$13,264
(Losses)	(1,036)	(2,057)	(1,319)	(5,555)

	3,754	6,682	21,121	7,709

Equity securities:
Gains	773	—	773	1,562
(Losses)	(6)	—	(241)	(1,530)

	767	—	532	32

Net realized gains (losses)	$4,521	$6,682	$21,653	$7,741

For the three and nine months ended September 30, 2010, we recorded $4.5 million and $21.7 million of net realized gains compared to net realized gains of $6.7 million and $7.7 million losses for the comparable periods in 2009. On an after-tax basis, the net realized gains for the three and nine months ended were $2.9 million and $14.1 million compared with net realized gains of $4.3 million and $4.9 million for the 2009 comparable periods. We typically generate realized gains and losses as part of the normal ongoing management of our investment portfolio. Our net realized gains for the nine months ended September 30, 2010 included the sale of the majority of our general obligation municipal obligations in the second quarter of 2010, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities.
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
EXPENSES
Net Losses and Loss Adjustment Expenses
The ratios of net losses and LAE to net earned premiums (“loss ratios”) for the three and nine months ended September 30, 2010 were 63.9% and 63.0%, respectively, and were 62.8% and 61.0%, respectively for the comparable periods in 2009. The increase in the loss ratios for the 2010 periods was primarily attributable to intense competition and a weaker pricing environment in 2010 compared to the prior year which led to a deterioration in the current accident year loss ratio as well as the Deepwater Horizon and West Atlas oil rig losses in the second quarter. There was favorable prior year reserve development of $4.2 million and $10.7 million for the three and nine months ended September 30, 2010 compared to prior year favorable development of $3.9 million and $19.1 million for the comparable periods in 2009, which are explained in more detail below.
Our insurance subsidiaries provided property reinsurance and liability insurance covering the Deepwater Horizon oil drilling rig that exploded in the Gulf of Mexico on April 20th, 2010 and subsequently sank. During the second quarter, we incurred gross loss and loss adjustment expenses of $19.5 million relating to the Deepwater Horizon incident. We ceded $13.5 million of this gross loss to our reinsurance program, which triggered reinsurance reinstatement premiums of $4.7 million. The remaining net loss of $6.0 million was within our loss expectations and the net loss was absorbed within the reserves for incurred but not reported losses established with respect to the current accident year in the impacted lines of business. During the third quarter we recorded an additional $1.9 million of gross losses and $0.2 million of net reinsurance reinstatement premiums.

We participated in various excess layers of the marine liability, directors and officer, excess liability insurance programs purchased by entities with potential liability exposures related to the Deepwater Horizon incident. We are still unable to accurately estimate the ultimate potential liability arising from the Deepwater Horizon incident, the allocation of that liability amongst the various participants, or what recoveries would be available to the participants from other applicable insurance coverage. If losses were incurred in the various excess insurance programs in which we participate, we believe our exposure would be mitigated by the substantial reinsurance coverage we maintain. Our management expects that the ultimate liability, if any, for the Deepwater Horizon loss will not be material to our consolidated financial position, but if a significant portion of the insurance programs in which we participate were to be exhausted, the loss, including related reinstatement premiums, could potentially have a material adverse effect on our consolidated results of operations or cash flows in a particular fiscal quarter or year.
The year-to-date was also impacted by additional gross losses of $9.0 million arising from the West Atlas oil rig loss, which occurred in late 2009, due to unexpectedly high costs incurred in the removal of the damaged wreck. This additional gross loss was fully ceded to our reinsurance program, but the cession triggered additional reinsurance reinstatement premiums of $3.2 million.
The following table presents our reinsurance recoverable amounts as of the dates indicated:

	September 30,	December 31,
	2010	2009	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$60,889	$76,505	$(15,616)
Unpaid losses and LAE reserves	787,795	807,352	(19,557)

Total	$848,684	$883,857	$(35,173)

The following table sets forth gross reserves for losses and LAE, reinsurance recoverable on such amounts and net losses and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	September 30,	December 31,
	2010	2009	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,924,317	$1,920,286	$4,031
Less: Reinsurance recoverable on unpaid losses and LAE reserves	787,795	807,352	(19,557)

Net loss and LAE reserves	$1,136,522	$1,112,934	$23,588

The following tables set forth our net reported losses and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled below) by segment and line of business as of the dates indicated:

	September 30, 2010
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
		($ in thousands)

Insurance Companies:
Marine	$111,945	$103,307	$215,252	48%
Property Casualty	138,089	342,170	480,259	71%
Professional Liability	46,645	62,576	109,221	57%

Total Insurance Companies	296,679	508,053	804,732	63%

Lloyd’s Operations:
Marine	114,002	108,477	222,479	49%
Property Casualty	29,860	29,768	59,628	50%
Professional Liability	12,321	37,362	49,683	75%

Total Lloyd’s Operations	156,183	175,607	331,790	53%

Total	$452,862	$683,660	$1,136,522	60%

	December 31, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
		($ in thousands)

Insurance Companies:
Marine	$113,604	$100,042	$213,646	47%
Property Casualty	134,427	351,985	486,412	72%
Professional Liability	38,410	68,807	107,217	64%

Total Insurance Companies	286,441	520,834	807,275	65%

Lloyd’s Operations:
Marine	107,800	101,851	209,651	49%
Property Casualty	27,148	25,175	52,323	48%
Professional Liability	7,442	36,243	43,685	83%

Total Lloyd’s Operations	142,390	163,269	305,659	53%

Total	$428,831	$684,103	$1,112,934	61%

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

The following table sets forth our gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Gustav and Ike for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$59,509	$107,399
Incurred loss & LAE	(2,005)	1,039
Calendar year payments	14,769	48,929

Ending gross reserves	$42,735	$59,509

Gross case loss reserves	$21,623	$34,015
Gross IBNR loss reserves	21,112	25,494

Ending gross reserves	$42,735	$59,509

Net of Reinsurance
Beginning net reserves	$2,683	$12,923
Incurred loss & LAE	(77)	978
Calendar year payments	2,403	11,218

Ending net reserves	$203	$2,683

Net case loss reserves	$458	$1,793
Net IBNR loss reserves	(255)	890

Ending net reserves	$203	$2,683

Approximately $47.9 million and $69.7 million of paid and unpaid losses at September 30, 2010 and December 31, 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike.
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

The following table sets forth our gross and net loss and LAE reserves, incurred losses and LAE and payments for Hurricanes Katrina and Rita for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$67,038	$97,732
Incurred loss & LAE	36	671
Calendar year payments	26,618	31,365

Ending gross reserves	$40,456	$67,038

Gross case loss reserves	$32,145	$49,291
Gross IBNR loss reserves	8,311	17,747

Ending gross reserves	$40,456	$67,038

Net of Reinsurance
Beginning net reserves	$3,536	$3,667
Incurred loss & LAE	(89)	114
Calendar year payments	57	245

Ending net reserves	$3,390	$3,536

Net case loss reserves	$52	$183
Net IBNR loss reserves	3,338	3,353

Ending net reserves	$3,390	$3,536

Approximately $39.8 million and $68.5 million of paid and unpaid losses at September 30, 2010 and December 31, 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita.
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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended Sept. 30,
	2010	2009
	($ in thousands)

Insurance Companies:
Marine	$(558)	$3,898
Property Casualty	348	(14,950)
Professional Liability	53	7,832

Subtotal Insurance Companies	(157)	(3,220)
Lloyd’s Operations	(4,002)	(630)

Total	$(4,159)	$(3,850)

	Nine Months Ended Sept. 30,
	2010	2009
	($ in thousands)

Insurance Companies:
Marine	$951	$8,025
Property Casualty	(8,430)	(39,467)
Professional Liability	1,825	18,200

Subtotal Insurance Companies	(5,654)	(13,242)
Lloyd’s Operations	(5,001)	(5,853)

Total	$(10,655)	$(19,095)

Following is a discussion of relevant factors related to the $4.2 million prior period net reserve redundancy recorded in the 2010 third quarter:
The Insurance Companies recorded $0.2 million of prior period net reserve redundancies which was comprised of favorable development of $0.6 million from the Marine division offset by $0.4 million of unfavorable development from runoff lines. The favorable Marine development was mostly on the 2007 and prior underwriting years driven by Cargo, Hull and Marine Liability with some offsetting adverse development in the 2009 underwriting year primarily from Transport and P&I. The unfavorable development from runoff lines was mostly from UK property business. While there was prior year loss activity on several other lines, none of the activity was noteworthy.
The Lloyd’s Operations recorded $4.0 million of prior period net reserve redundancies resulting from favorable development in the Marine and NavTech lines, partially offset by unfavorable development in the Professional Liability lines. The favorable development from Marine and NavTech was from underwriting years 2008 and prior with some offset from the 2009 underwriting year for NavTech. The unfavorable development from Professional Liability was driven by underwriting year 2007 for the E&O line.
Following is a discussion of relevant factors related to the $5.3 million prior period net reserve redundancy recorded in the 2010 second quarter:
The Insurance Companies recorded $0.8 million of prior period net reserve deficiencies for marine business resulting primarily from $0.8 million of increased liability reserves on the 2007 underwriting year. While there was prior year loss activity on several other lines, none of the activity was significant.

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
The Lloyd’s Operations recorded $0.6 million of prior period net savings that included $1.9 million for marine business due to favorable loss activity in the specie, reinsurance and transport lines and $0.6 million of favorable development on our NavTech book. The NavTech savings was the net result of favorable development on the energy book of $1.9 million due to lower than expected losses on the 2007 underwriting year, mostly offset by additional development on a 2006 engineering loss These redundancies were partially offset by deficiencies of $1.4 million in our run-off property book due to continued claims development in the quarter emanating from two delegated underwriting authorities and $0.6 million in the international Errors and Omissions (“E&O”) line due to higher reported loss activity.

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
Commission Expenses
Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums for the 2010 third quarter and nine month period were 15.0% and 15.4% compared to 13.3% and 14.1% for the comparable periods in 2009. The increase in the net commission ratios for the three and nine month periods of 2010 when compared to the same periods in 2009 were mostly attributable to greater retentions for net premiums earned in 2010 for the 2009 underwriting year, particularly on our marine quota share treaties, which have reduced the ceding commission benefit. In addition, reinstatement costs of $7.9 million recorded in the second quarter of 2010 resulting from both the Deepwater Horizon and West Atlas losses resulted in lower net earned premiums which in turn increased the net commission ratios.
Other Operating Expenses
Other operating expenses decreased $0.3 million and increased $5.2 million for the 2010 three and nine month periods compared to the same periods in 2009. The increase in other operating expenses in the first nine months of 2010 compared to 2009 was due primarily to investments in new underwriting teams, additional letter of credit fees due to the increased size of our facility, higher Lloyd’s charges due to greater capacity and higher compliance costs, particularly Solvency II. For the nine months ended September 30, 2010, our operating expense ratios increased due to the explanations above as well as the impact of the reinstatement costs of $7.9 million recorded in the second quarter of 2010 resulting from both the Deepwater Horizon and West Atlas losses, resulting in lower net earned premiums which increased the operating expense ratios. Our total staff count at September 30, 2010 has declined 4% compared to our staff count at December 31, 2009.
INCOME TAXES
We recorded an income tax expense of $7.1 million and $21.7 million for the three and nine months ended September 30, 2010 compared to an income tax expense of $8.8 million and $23.1 million for the comparable periods in 2009, respectively. Our effective tax rates were 30.4% and 29.3% for the third quarter and nine month periods in 2010 compared to 29.2% and 28.8% for the comparable periods in 2009, respectively. Our effective tax rate is typically less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. The sale of a significant portion of our general obligation municipal obligations in the second quarter of 2010 resulted in the increase in the effective tax rate compared to prior periods. The effective tax rate on net investment income was 26.7% for the 2010 nine month period compared to 25.1% for the same period in 2009. As of September 30, 2010 and December 31, 2009 the net deferred federal, foreign, state and local tax liabilities and assets were $4.8 million and $31.2 million, respectively.

We had net state and local deferred tax assets amounting to potential future tax benefits of $2.1 million and $2.6 million at September 30, 2010 and December 31, 2009, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.4 million and $1.3 million at September 30, 2010 and December 31, 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards at September 30, 2010 expire from 2023 to 2025.
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

The following table sets forth the results of operations for the Insurance Companies for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Gross written premiums	$163,343	$180,000	$511,822	$561,368
Net written premiums	107,916	116,033	340,657	375,474

Net earned premiums	112,198	122,804	333,834	359,317
Net losses and LAE	(72,306)	(75,838)	(205,571)	(214,834)
Commission expenses	(14,374)	(15,346)	(43,351)	(45,374)
Other operating expenses	(26,398)	(27,194)	(79,658)	(78,660)
Other income (expense)	1,380	1,301	289	3,157

Underwriting profit	500	5,727	5,543	23,606

Net investment income	15,736	16,597	47,040	49,043
Net realized gains (losses)	4,206	5,710	20,140	(987)

Income before income taxes	20,442	28,034	72,723	71,662

Income tax expense	6,049	7,973	21,166	19,677

Net income	$14,393	$20,061	$51,557	$51,985

Loss and LAE ratio	64.4%	61.8%	61.6%	59.8%
Commission expense ratio	12.8%	12.5%	13.0%	12.6%
Other operating expense ratio (1)	22.4%	21.1%	23.7%	21.0%

Combined ratio	99.6%	95.4%	98.3%	93.4%

(1)	Includes Other operating expenses and Other income (expense).

	Three Months Ended September 30, 2010
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$41,091	$26,257	$13,467	$1,367	63.9%	32.8%	96.7%
Property Casualty	50,976	32,575	18,350	51	63.9%	36.0%	99.9%
Professional Liability	20,131	13,474	7,575	(918)	66.9%	37.7%	104.6%

Total	$112,198	$72,306	$39,392	$500	64.4%	35.2%	99.6%

	Three Months Ended September 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$42,620	$31,611	$13,259	$(2,250)	74.2%	31.1%	105.3%
Property Casualty	60,380	23,881	21,330	15,169	39.6%	35.3%	74.9%
Professional Liability	19,804	20,346	6,650	(7,192)	102.7%	33.6%	136.3%

Total	$122,804	$75,838	$41,239	$5,727	61.8%	33.6%	95.4%

	Nine Months Ended September 30, 2010
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$122,739	$77,911	$42,566	$2,262	63.5%	34.7%	98.2%
Property Casualty	152,228	89,637	57,858	4,733	58.9%	38.0%	96.9%
Professional Liability	58,867	38,023	22,296	(1,452)	64.6%	37.9%	102.5%

Total	$333,834	$205,571	$122,720	$5,543	61.6%	36.7%	98.3%

	Nine Months Ended September 30, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$114,459	$83,239	$35,453	$(4,233)	72.7%	31.0%	103.7%
Property Casualty	188,860	80,331	65,642	42,887	42.5%	34.8%	77.3%
Professional Liability	55,998	51,264	19,782	(15,048)	91.5%	35.3%	126.8%

Total	$359,317	$214,834	$120,877	$23,606	59.8%	33.6%	93.4%

Net earned premiums of the Insurance Companies decreased 8.6% and 7.1% respectively for the 2010 third quarter and nine month periods compared to the same periods in 2009. The decrease was primarily due to the reduction in net written premiums, primarily in our construction liability and D&O business lines. In addition, there was a total of $1.7 million of reinstatement premiums related to both the Deepwater Horizon loss that occurred in April 2010 and further gross development on the West Atlas loss which occurred in 2009.
The loss ratios for the 2010 nine month period included favorable prior year development of $5.7 million or 1.7 loss ratio points and $13.2 million or 3.7 loss ratio points recorded in the comparable periods in 2009, respectively. Partially offsetting the impact of favorable prior year development, the loss ratio for the 2010 nine month period included the impact of the aforementioned reinstatement premiums. Generally, while the Insurance Companies segment has experienced favorable prior period redundancies, the ultimate loss ratios for the most recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, were 3.7% and 3.8% for the 2010 three and nine month periods compared to 4.1% and 4.2% for the comparable 2009 periods. The average duration of the Insurance Companies’ invested assets was 4.6 years at September 30, 2010 and 4.8 years at September 30, 2009. Net investment income decreased in the three months ended September 30, 2010 compared to the same period in 2009 primarily due to a decrease in yields on investments.
Lloyd’s Operations
The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in thousands)

Gross written premiums	$70,295	$65,191	$245,529	$231,811
Net written premiums	49,891	39,968	171,472	164,186

Net earned premiums	56,035	48,467	159,939	146,768
Net losses and LAE	(35,157)	(31,753)	(105,562)	(93,732)
Commission expenses	(10,459)	(7,835)	(32,827)	(26,533)
Other operating expenses	(8,301)	(7,835)	(24,161)	(19,933)
Other income (expense)	1,052	280	2,687	879

Underwriting profit	3,170	1,324	76	7,449

Net investment income	1,982	2,361	6,179	7,060
Net realized gains (losses)	(354)	425	378	(2,988)

Income before income taxes	4,798	4,110	6,633	11,521

Income tax expense	1,715	1,510	2,403	4,470

Net income (loss)	$3,083	$2,600	$4,230	$7,051

Loss and LAE ratio	62.7%	65.5%	66.0%	63.9%
Commission expense ratio	18.7%	16.2%	20.5%	18.1%
Other operating expense ratio (1)	12.9%	15.6%	13.5%	13.0%

Combined ratio	94.3%	97.3%	100.0%	95.0%

(1)	Includes Other operating expenses and Other income (expense).
Net earned premiums of the Lloyd’s Operations increased 15.6% and 9.0% for the 2010 three and nine month periods compared to the same periods in 2009. The increase was primarily due to greater net written premiums during 2010, particularly in the Offshore Energy and Engineering and Construction lines, and was partially offset by reinstatement premiums related to Deepwater Horizon and West Atlas that reduced net earned premiums $6.2 million in the second quarter.
The loss ratios of 62.7% and 66.0% for the three and nine months ended September 30, 2010 were negatively impacted by the aforementioned reinstatement premiums. The Lloyd’s Operations realized prior year reserve redundancies of $5.0 million, or 3.1 loss ratio points in the first nine months of 2010 compared to $5.9 million, or 4.0 loss ratio points in the comparable period in 2009. Generally, while the Lloyd’s Operations have experienced favorable prior period net redundancies in calendar years 2009 and 2008, ultimate loss ratios for the more recent underwriting years of 2009 and 2008 have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, were 2.1% and 2.3% respectively, for the 2010 three and nine month periods compared to 2.6% and 2.7% respectively, for the comparable periods in 2009. The average duration of the Lloyd’s Operations’ invested assets at September 30, 2010 was 1.8 years compared to 1.7 years at September 30, 2009. Net investment income decreased in the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to a decrease in yields on investments. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations.

Investments
The following tables set forth our cash and investments as of September 30, 2010 and December 31, 2009:

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
September 30, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$421,540	$17,971	$(2)	$403,571	$—
States, municipalities and political subdivisions	405,584	25,255	(51)	380,380	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	414,335	19,325	—	395,010	—
Residential mortgage obligations	20,785	—	(2,941)	23,726	(2,064)
Asset-backed securities	33,411	513	(9)	32,907	(8)
Commercial mortgage-backed securities	143,278	8,108	(67)	135,237	—

Subtotal	611,809	27,946	(3,017)	586,880	(2,072)
Corporate bonds	381,560	24,853	(13)	356,720	—

Total fixed maturities	1,820,493	96,025	(3,083)	1,727,551	(2,072)

Equity securities — common stocks	86,447	19,546	(85)	66,986	—

Cash	31,073	—	—	31,073	—

Short-term investments	260,564	—	—	260,564	—

Total	$2,198,577	$115,571	$(3,168)	$2,086,174	$(2,072)

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

Invested assets increased in the first nine months of 2010 primarily due to available cash flow from operations, partially offset by the funding of share repurchases of $50.3 million. The annualized pre-tax yields of our investment portfolio, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, were 3.4% and 3.5% for the 2010 three and nine month periods compared to 3.8% for both of the comparable 2009 periods.
The tax exempt securities portion of our investment portfolio has decreased by $275.7 million to approximately 20.1% of the fixed maturities investment portfolio at September 30, 2010 compared to September 30, 2009. As a result, the effective tax rate on net investment income was 28.4% for the three months ended September 30, 2010 compared to 25.2% for the comparable 2009 period.
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

The following table presents, for each of the fair value hierarchy levels, the fair value of our fixed maturities and equity securities by asset class at September 30, 2010:

	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$266,978	$154,562	$—	$421,540
States, municipalities and political subdivisions	—	405,584	—	405,584
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	414,335	—	414,335
Residential mortgage obligations	—	20,785	—	20,785
Asset-backed securities	—	33,411	—	33,411
Commercial mortgage-backed securities	—	143,278	—	143,278

Subtotal	—	611,809	—	611,809

Corporate bonds	—	381,560	—	381,560

Total fixed maturities	266,978	1,553,515	—	1,820,493

Equity securities — common stocks	86,447	—	—	86,447

Total	$353,425	$1,553,515	$—	$1,906,940

There were no significant judgments made in classifying instruments in the fair value hierarchy.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at September 30, 2010 are shown in the following table:

Period from
September 30, 2010	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$79,681	$79,112
Due after one year through five years	461,006	438,952
Due after five years through ten years	405,380	373,574
Due after ten years	262,617	249,033
Mortgage- and asset-backed (including GNMAs)	611,809	586,880

Total	$1,820,493	$1,727,551

The following tables set forth our U.S. Treasury bonds, Agency bonds and Foreign government bonds as of September 30, 2010 and December 31, 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
September 30, 2010	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$276,666	$14,520	$(2)	$262,148
Agency bonds	121,613	2,912	—	118,701
Foreign government bonds	23,261	539	—	22,722

Total	$421,540	$17,971	$(2)	$403,571

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$362,614	$5,549	$(560)	$357,625
Agency bonds	82,739	1,489	—	81,250
Foreign government bonds	26,245	359	(37)	25,923

Total	$471,598	$7,397	$(597)	$464,798

The following table sets forth the fifteen largest holdings categorized as state, municipalities and political subdivisions by counterparty as of September 30, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)
Issuers:
Texas State Transportation Commission	$16,016	$431	$15,585	AAA
University of Pittsburgh	14,651	1,229	13,422	AA
Virginia Resources Authority	11,946	1,438	10,508	AAA
City of San Antonio	11,692	1,161	10,531	AA
Salt River Project Agricultural Improvement	10,256	535	9,721	AA
Illinois Finance Authority	8,286	158	8,128	BBB+
County of Hamilton	8,285	495	7,790	A+
Ohio State University	7,401	151	7,250	AA
Missouri Highway and Transportation Comm	7,160	478	6,682	AA+
New York Local Government Assistance	7,122	604	6,518	AA
Delaware Transportation Authority	7,054	771	6,283	AA
New York City Transitional Finance Authority	7,043	481	6,562	AA+
Virginia College Building Authority	6,946	629	6,317	AA+
Purdue University	6,490	195	6,295	AA
Pennsylvania Turnpike Commission	6,302	257	6,045	A+

Subtotal	136,650	9,013	127,637
All Other	268,934	16,191	252,743

Total	$405,584	$25,204	$380,380

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2010. The securities that are not rated in the table below are primarily state bonds.

Equivalent	Equivalent			Net
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$385,043	$360,281	$24,762
BBB	Baa	13,284	12,972	312
BB	Ba	2,002	2,003	(1)
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	5,255	5,124	131

Total		$405,584	$380,380	$25,204

We own $150 million of municipal securities which are credit enhanced by various financial guarantors. As of September 30, 2010, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.
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

The following tables set forth our agency mortgage-backed securities, residential mortgage obligations and asset-backed securities by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at September 30, 2010:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Agency mortgage-backed securities:
GNMA	$208,594	$6,320	$—	$202,274
FNMA	146,771	9,890	—	136,881
FHLMC	58,970	3,115	—	55,855

Total	$414,335	$19,325	$—	$395,010

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Residential mortgage obligations:
Prime	$19,408	$—	$(2,667)	$22,075
Alt-A	1,377	—	(274)	1,651
Subprime	—	—	—	—

Total	$20,785	$—	$(2,941)	$23,726

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Asset-backed securities:
Prime	$33,272	$513	$—	$32,759
Alt-A	—	—	—	—
Subprime	139	—	(9)	148

Total	$33,411	$513	$(9)	$32,907

The following table sets forth the fifteen largest residential mortgage obligations as of September 30, 2010:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
		($ in thousands)

Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	$862	$944	$(82)	NR	Ba2
Bear Stearns Adjustable Rate 06 1A1	2006	627	699	(72)	NR	B2
JP Morgan Mortgage Trust 06 A4 1A1	2006	626	774	(148)	NR	Caa2
JP Morgan Mortgage Trust 07-A3 1A1	2007	613	777	(164)	CCC	NR
GSR Mortgage Loan Trust 06 Ar1 2A1	2006	601	732	(131)	B+	NR
Citigroup Mtg Ln Tr Inc 04 Hyb3 1A	2004	593	644	(51)	AA-	A1
Wells Fargo Mtg Backed Secs Trust 06 AR6 3A	2006	592	677	(85)	NR	B3
Banc Of America Fdg Corp 05 F 4A1	2005	559	624	(65)	CCC	Caa2
Wells Fargo Mtg Bkd Secs Tr 06 Ar14 2	2006	557	607	(50)	NR	Caa2
Bear Stearns Adjustable Rate 05 3 2A1	2005	554	591	(37)	CCC	Caa2
Banc Of America Fdg Corp 06 D 3A1	2006	545	702	(157)	CCC	NR
Mortgageit Trust 05 1 2A	2005	530	591	(61)	AAA	Ba3
GMAC Mtg Corp Ln Tr 06 AR1 1A	2006	504	610	(106)	B-	Caa3
Wells Fargo Mtg Bkd Secs Tr 05 Ar1 1A1	2005	499	549	(50)	AAA	B2
JP Morgan Mortgage Trust 07-A4 1A1	2007	497	601	(104)	CCC	NR

Subtotal		8,759	10,122	(1,363)
All Other		12,026	13,604	(1,578)

Total		$20,785	$23,726	$(2,941)

Details of the collateral of our asset-backed securities portfolio as of September 30, 2010 are presented below:

								Total
							Total	Amortized	Unrealized
	AAA	AA	A	BBB	BB	CC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$1,664	$7,653	$—	$4,353	$—	$—	$13,670	$13,445	$225
Credit Cards	5,506	—	—	—	15	—	5,521	5,513	8
Miscellaneous	2,277		11,803	2	—	138	14,220	13,949	271

Total	$9,447	$7,653	$11,803	$4,355	$15	$138	$33,411	$32,907	$504

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities as of September 30, 2010:

				Average
	Issue	Fair	Book	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	LTV %	Rate	Level	Rating	Rating
	($ in thousands)

Banc Of America Comm Mtg Inc 06 2 A4	2006	$12,065	$12,089	74.30%	12.33%	30.80%	AAA	NR
Four Times Square Tr 06-4TS A	2006	7,693	7,027	39.40%	0.00%	8.02%	AAA	Aa1
Wachovia Bk Comm Mtg Tr 05 C18-A4	2005	7,574	6,876	77.91%	13.04%	33.89%	AAA	Aaa
GSMS 2010- C1 A2	2010	7,477	7,208	53.29%	0.00%	18.52%	NR	Aaa
Citigroup Comm Mtg Tr 06 C5 A4	2006	7,298	6,987	73.29%	6.09%	30.09%	NR	Aaa
GS MTG Secs Corp II 05 GG4 A4A	2005	7,204	6,619	75.69%	17.40%	32.24%	AAA	Aaa
LB-UBS Comm Mtg TR 06 C7 A3	2006	6,741	6,327	67.88%	7.90%	29.99%	AAA	NR
Citigroup/Deutsche Bk Comm Mtg 05 CD1 A4	2005	6,441	5,885	73.20%	10.32%	31.51%	AAA	Aaa
GS Mortgage Securities Corp 10-C1 B	2010	6,374	6,178	53.29%	0.00%	15.02%	NR	Aa2
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	5,451	4,898	58.23%	0.59%	30.25%	NR	Aaa
Bear Stearns Comm Mtg Secs 07 PW15 A4	2007	5,263	5,132	71.75%	19.72%	30.42%	A+	Aaa
Banc Of America Comm Mtg Inc 07 1 A4	2007	4,981	4,776	83.96%	17.48%	30.54%	NR	Aaa
Morgan Stanley Capital I 07 HQ11 A4	2007	4,955	4,783	73.74%	12.42%	30.20%	A	Aaa
Morgan Stanley Capital I 06 HQ10 A4	2006	4,821	4,760	72.57%	10.54%	30.69%	NR	Aaa
Commercial Mtg Pt Cert 05 C6 A5A	2005	4,421	4,052	75.35%	8.96%	31.35%	AAA	Aaa

Subtotal		98,759	93,597
All Other		44,519	41,640

Total		$143,278	$135,237

The following table shows the amount and percentage of our fixed maturities and short-term investments at September 30, 2010 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
	($ in thousands)

Extremely Strong	AAA	$1,298,592	63%
Very Strong	AA	316,335	15%
Strong	A	383,967	18%
Adequate	BBB	57,165	3%
Speculative	BB & below	19,743	1%
Not Rated	NR	5,255	0%

Total	AA	$2,081,057	100%

Following is a list of the top fifteen corporate bond holdings for fixed maturities at fair value at September 30, 2010. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)

Issuers:
General Electric	$24,782	$2,587	$22,195	AA
Goldman Sachs Group Inc	18,859	651	18,208	A-
Barclays PLC	18,015	903	17,112	AA-
Wells Fargo & Co	17,166	488	16,678	A+
Bank of America Corp	16,621	732	15,889	A-
Credit Suisse Group AG	13,728	304	13,424	A+
Citigroup Inc	13,327	589	12,738	BBB+
Morgan Stanley	13,173	441	12,732	A-
Southern Co	12,887	1,078	11,809	A-
J.P. Morgan Chase & Co	11,884	577	11,307	A
Baker Hughes Inc	11,167	688	10,479	A
Deutsche Bank AG	10,546	611	9,935	A+
Conocophillips	10,196	1,063	9,133	A
BP Plc	9,328	79	9,249	A
Transcanada Corp	9,067	1,035	8,032	A-

Subtotal	210,746	11,826	198,920
All Other	170,814	13,014	157,800

Total	$381,560	$24,840	$356,720

The following table sets forth the fifteen largest equity securities holdings as of September 30, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized
	Value	Gains/(Losses)	Cost
	($ in thousands)

Issuers:
Vanguard Total Stock Market Index	$4,887	$1,525	$3,362
Vanguard Emerging Market Stock Index	4,657	2,221	2,436
Vanguard Pacific Stock Index	4,172	1,246	2,926
Vanguard European Stock Index	3,888	1,297	2,591
EI Du Pont De Nemours & Co	2,700	1,059	1,641
Conocophillips	2,435	585	1,850
Philip Morris International Inc	2,434	730	1,704
American Safety Insurance Holdings, Ltd	2,322	68	2,254
Astrazeneca Plc	2,363	617	1,746
Altria Group Inc	2,356	736	1,620
AT&T Inc	2,262	308	1,954
Chevron Corp	2,249	505	1,744
Bristol-Myers Squibb Co	2,228	448	1,780
Johnson & Johnson	2,197	134	2,063
HJ Heinz Co	2,177	308	1,869

Subtotal	43,327	11,787	31,540
All Other	43,120	7,674	35,446

Total	$86,447	$19,461	$66,986

The following table summarizes all securities in a gross unrealized loss position at September 30, 2010 and December 31, 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	September 30, 2010			December 31, 2009
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	2	$10,598	$2	24	$116,566	$597
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	2	10,598	2	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	7	1,236	6	47	108,290	2,291
7-12 Months	1	1,004	22	4	3,534	112
> 12 Months	6	3,918	23	23	17,777	514

Subtotal	14	6,158	51	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	—	—	—	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	—	—	—	5	18,385	98

Residential mortgage obligations
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	68	20,785	2,941	73	31,071	7,246

Subtotal	68	20,785	2,941	73	31,071	7,246

Asset-backed securities
0-6 Months	—	—	—	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	2	140	9	4	637	34

Subtotal	2	140	9	4	637	34

Commercial mortgage-backed securities
0-6 Months	3	12,164	25	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	2	556	42	21	45,135	4,704

Subtotal	5	12,720	67	32	73,238	5,028

Corporate bonds
0-6 Months	2	2,685	13	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	—			8	6,325	422

Subtotal	2	2,685	13	21	39,600	759

Total fixed maturities	93	$53,086	$3,083	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	5	$2,532	$85	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	5	$2,532	$85	1	$872	$10

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
As of September 30, 2010, the largest single unrealized loss by issuer in the fixed maturities was $0.2 million.
The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of September 30, 2010.
Period for Which Fair Value is Less than 80% of Amortized Cost

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed maturities	$—	$—	$—	$(648)	$(648)
Equity securities	—	—	—	—	—

Total	$—	$—	$—	$(648)	$(648)

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

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at September 30, 2010. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$556	18%	$32,873	61%
2	BBB	Baa	28	1%	474	1%
3	BB	Ba	248	8%	4,586	9%
4	B	B	524	17%	4,214	8%
5	CCC or lower	Caa or lower	1,720	56%	10,511	20%
6	NR	NR	7	0%	428	1%

	Total		$3,083	100%	$53,086	100%

At September 30, 2010, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB—” or higher, or a Moody’s rating of “Baa3” or higher, except for $2.5 million which is rated below investment grade. The non-rated securities primarily consist of municipal bonds. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at September 30, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$3	0%	$2,854	5%
Due after one year through five years	27	1%	11,170	21%
Due after five years through ten years	20	1%	3,400	6%
Due after ten years	16	1%	2,017	4%

Mortgage- and asset-backed securities	3,017	97%	33,645	64%

Total fixed maturity securities	$3,083	100%	$53,086	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 2.8 years.

The table below summarizes our activity related to other-than-temporary impairment (“OTTI”) losses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	Number of		Number of		Number of		Number of
($ in thousands except # of securities)	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—	—	$—	2	$564
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	10	674	—	—	12	1,387	38	19,344
Asset-backed securities	—	—	—	—	—	—	1	142
Equities	1	360	6	22	2	387	56	8,719

Total	11	$1,034	6	$22	14	$1,774	97	$28,769

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		365		(516)		870		16,990
Asset-backed securities		—		(9)		—		63
Equities		—		—		—		—

Total		$365		$(525)		$870		$17,053

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$564
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		309		516		517		2,354
Asset-backed securities		—		9		—		79
Equities		360		22		387		8,719

Total		$669		$547		$904		$11,716

During the 2010 three and nine month periods, we recognized in earnings OTTI losses of $0.7 million and $0.9 million related to non-agency mortgage-backed securities and several equity securities. During the comparable periods in 2009, we recognized in earnings OTTI losses of $0.5 million and $11.7 million related to non-agency mortgage-backed securities, asset-backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required sell these securities before the recovery of the amortized cost basis.
For the 2010 three and nine month periods, OTTI losses within OCI decreased $1.8 million and $3.7 million, respectively, primarily as a result of increases in the fair value of securities previously impaired. For the comparable periods in 2009, OTTI losses within OCI decreased $7.7 million and increased $9.9 million, respectively.
The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of September 30, 2010 that we do not intend to sell and it is not more likely than not that we will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

($ in thousands)

Beginning balance at January 1, 2010	$2,523
Credit losses on securities not previously impaired as of January 1, 2010	904
Reductions for securities sold during the period	(935)

Ending balance at September 30, 2010	$2,492

Liquidity and Capital Resources
Net cash provided by operating activities was $49.8 million and $114.1 million for the three and nine months ended September 30, 2010 compared to $35.7 million and $105.2 million for the comparable periods in 2009. The increases in cash flow from operations for both the three and nine month periods were primarily due to improved collections on reinsurance recoverables as well as a decline in income taxes paid. Partially offsetting these aforementioned items was an increase in paid losses as well as an overall decline in the operating results.
Net cash used by investing activities was $34.5 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $79.6 million for the comparable period in 2009. This change is primarily due to sale of securities to fund our share repurchase program.
Net cash used in financing activities was $49.1 million for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $5.3 million for the comparable period in 2009. These uses of cash primarily related to the repurchase of $50.3 million of the Company’s common stock under our share repurchase program.
At September 30, 2010, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $25.0 million, consists of investment grade bonds. At September 30, 2010, our portfolio had a duration of 4.1 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of September 30, 2010 and December 31, 2009, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011. At September 30, 2010, letters of credit with an aggregate face amount of $129.0 million were outstanding under the credit facility.
The above mentioned credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at September 30, 2010.
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

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at September 30, 2010 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
At September 30, 2010 and December 31, 2009, ceded asbestos paid and unpaid recoverables were $8.7 million and $8.9 million, respectively. Of such amounts at September 30, 2010, $4.3 million was due from Resolute Management Services Limited. We generally experience significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in our ongoing assessment of such reinsurance recoverables.
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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At September 30, 2010 and December 31, 2009, our capital resources were as follows:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Senior debt	$114,105	$114,010
Stockholders’ equity	854,013	801,519

Total capitalization	$968,118	$915,529

Ratio of debt to total capitalization	11.8%	12.5%

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

The following presents our share repurchases under the current program for the periods indicated:

			Dollar Value
			of Shares that
	Total Number	Average	May Yet Be
	of Shares	Cost Paid	Purchased Under
	Purchased	Per Share	the Program (1)
	($ in thousands, except per share)

October 2009	—	—	$35,000
November 2009	29,021	$47.30	$33,627
December 2009	112,555	$47.83	$28,243

Subtotal fourth quarter	141,576	$47.72

Total 2009 activity	141,576	$47.72

January 2010	171,500	$44.32	$20,642
February 2010	128,500	$41.79	$15,272
March 2010	273,600	$39.10	$69,573

Subtotal first quarter	573,600	$41.27

April 2010	149,912	$40.92	$63,439
May 2010	248,430	$39.92	$53,522
June 2010	159,661	$40.38	$47,075

Subtotal second quarter	558,003	$40.32

July 2010	57,177	$42.10	$44,668
August 2010	32,556	$42.49	$43,284
September 2010	7,382	$42.29	$42,972

Subtotal third quarter	97,115	$42.25

Total 2010 activity	1,228,718	$40.91

Total share repurchase activity	1,370,294	$41.62	$42,972

(1)	Balance as of the end of the month indicated.
From October 1, 2010 through November 3, 2010, the Parent Company purchased an additional 1,500 shares of its common stock in the open market at an average cost of $42.85 per share for a total of approximately sixty four thousand dollars under the share repurchase programs.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2009 surplus of Navigators Insurance Company, the approximate remaining maximum amount available for the payment of dividends by Navigators Insurance Company during 2010 without prior regulatory approval was $64.6 million. Navigators Insurance Company declared and paid $40.0 million of dividends to the Parent Company in the first nine months of 2010, leaving $24.6 million of remaining dividend capacity for 2010.
Condensed Parent Company balance sheets as of September 30, 2010 (unaudited) and December 31, 2009 are shown in the table below:

	September 30,	December 31,
	2010	2009
	($ in thousands)

Cash and investments	$67,937	$63,676
Investments in subsidiaries	901,025	846,295
Goodwill and other intangible assets	2,534	2,534
Other assets	10,347	5,213

Total assets	$981,843	$917,718

7% Senior Notes	$114,105	$114,010
Accounts payable and other liabilities	10,371	847
Accrued interest payable	3,354	1,342

Total liabilities	127,830	116,199

Stockholders’ equity	854,013	801,519

Total liabilities and stockholders’ equity	$981,843	$917,718

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
Based on the primary foreign-denominated balances within the Lloyd’s Operations at September 30, 2010, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	USD equivalent
	as of	Negative currency movement of
(amounts in millions)	September 30, 2010	5%	10%	15%

Cash, cash equivalents and marketable securities at fair value	$102.1	$(5.1)	$(10.2)	$(15.3)
Premiums receivable	$27.1	$(1.4)	$(2.7)	$(4.1)
Reinsurance recoverables on paid, unpaid losses and loss adjustment expenses	$77.4	$(3.9)	$(7.7)	$(11.6)
Reserves for losses and loss adjustment expenses	$(179.8)	$9.0	$18.0	$27.0
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
In October 2010, Equitas represented by Resolute Management Services Limited (the “Resolute”) commenced litigation and arbitration proceedings (the “Resolute Proceedings”) against Navigators Management Company, Inc., a wholly-owned subsidiary of the Company (“NMC”). The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment.
The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims. While it is too early to predict with any certainty the outcome of the Resolute Proceedings, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of the Resolute Proceedings could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.
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

The following presents our share repurchases under the current program for the periods indicated:

			Number of
			Shares	Dollar Value
			Purchased	of Shares that
	Total Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
	Purchased	Per Share	Program	the Program (1)
	($ in thousands, except per share)

January 2010	171,500	$44.32	171,500	$20,642
February 2010	128,500	$41.79	128,500	$15,272
March 2010	273,600	$39.10	273,600	$69,573

Subtotal first quarter	573,600	$41.27	573,600

April 2010	149,912	$40.92	149,912	$63,439
May 2010	248,430	$39.92	248,430	$53,522
June 2010	159,661	$40.38	159,661	$47,075

Subtotal second quarter	558,003	$40.32	558,003

July 2010	57,177	$42.10	57,177	$44,668
August 2010	32,556	$42.49	32,556	$43,284
September 2010	7,382	$42.29	7,382	$42,972

Subtotal third quarter	97,115	$42.25	97,115

Total 2010 activity	1,228,718	$40.91	1,228,718

(1)	Balance as of the end of the month indicated.
From October 1, 2010 through November 3, 2010, the Parent Company purchased an additional 1,500 shares of its common stock in the open market at an average cost of $42.85 per share for a total of approximately sixty four thousand dollars under the share repurchase programs.
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

The Navigators Group, Inc.
(Registrant)
Date: November 5, 2010	/s/ Francis W. McDonnell
Francis W. McDonnell
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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