Form 10-K
period 2010-12-31
NAVIGATORS GROUP INC
filed 2011-02-18
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates as of June 30, 2010 was $503,150,035
The number of common shares outstanding as of February 4, 2011 was 15,747,011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s 2011 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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
We are an international insurance company focusing on specialty products within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance as well as other specialty insurance lines such as commercial primary and excess liability.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.
We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010, 2009 and 2008 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s. For financial information by segment, see Note 3 to the Consolidated Financial Statements in Item 8 of this report.
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
Management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical underwriting expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull which provides coverage for physical damage to, for example, highly valued cruise ships, and directors and officers’ liability insurance (“D&O”) which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

Business Lines
Marine
A summary of our business line divisions and primary products within those divisions, by operating segment, is as follows:

Marine — Insurance Companies	•	Marine and energy liability
	•	Bluewater hull
	•	Brownwater hull
	•	Cargo
	•	Specie
	•	Protection & indemnity
	•	Transport
	•	War
	•	Customs bonds

Inland Marine — Insurance Companies	•	Transportation
	•	Construction
	•	Specialty
	•	Commercial output policy

Marine — Lloyd’s Operations	•	Cargo and specie
	•	Marine liability
	•	Bluewater hull
	•	Marine excess-of-loss reinsurance
	•	War
Within the Insurance Companies’ marine business, there are a number of different product lines. The largest is marine liability, which protects businesses from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage. We underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. Our U.K. Branch also underwrites primary marine protection and indemnity (“P&I”) business, which complements our marine liability business, which is generally written above the primary layer on an excess basis. We began to insure customs bonds in 2005. In 2006, we established an Inland Marine division of Navigators Insurance Company focusing on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, fine arts, computer equipment and motor truck cargo.
Navigators Management Company, Inc., a wholly-owned underwriting agent, writes marine business for Navigators Insurance Company from offices located in major insurance or port locations in Chicago, Houston, Miami, New York, San Francisco and Seattle. Navigators Management (UK) Ltd., another wholly-owned underwriting agent, writes marine business in London for the U.K. Branch.

Prior to the 2006 underwriting year, Navigators Insurance Company obtained marine business through participation with other unaffiliated insurers in a marine insurance pool managed by our wholly-owned underwriting management subsidiaries. Commencing with the 2006 underwriting year, the marine insurance pool was eliminated and, therefore, all of the marine business generated by our underwriting agencies was exclusively for Navigators Insurance Company.
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
Property Casualty
A summary of our business line divisions and primary products within those divisions, by operating segment, is as follows. All of the Insurance Companies’ business line divisions are divisions of Navigators Management Company, Inc.:

Property and Casualty	•	Life sciences
— Insurance Companies	•	Exporters package liability

Primary Casualty — Insurance Companies	•	General liability
	•	Environmental liability

Excess Casualty — Insurance Companies	•	Umbrella & excess (wholesale brokerage)
	•	Umbrella & excess (retail agency)

Navigators Technical Risk (NavTech)	•	Offshore energy
— Insurance Companies	•	Onshore energy
	•	Operational engineering
	•	Construction

Navigators Re (NavRe)	•	Accident and health reinsurance
	•	Latin America property reinsurance
	•	Agriculture

Casualty — Lloyd’s Operations	•	Bloodstock
	•	U.S. Casualty written through Lloyd’s

Navigators Technical Risk (NavTech)	•	Offshore energy
— Lloyd’s Operations	•	Onshore energy
	•	Engineering and construction
On January 14, 2011, we announced that we entered into a transaction for the sale of the renewal rights for our middle market commercial package and commercial automobile businesses underwritten through our NAV PAC division. We determined that we would not achieve sufficient scale to become profitable in our middle market commercial package and auto business due to the current soft market conditions. This transaction did not include our life sciences and exporters package liability products. During 2010, NAV PAC wrote gross written premiums of $39.3 million, of which approximately $33 million was included in the transaction.

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
In 2009, we reorganized our offshore energy, onshore energy, engineering and construction businesses under our NavTech division, which primarily underwrites through our Lloyd’s Operations. Our engineering and construction business consists of coverage for construction projects including damage to machinery and equipment and loss of use due to delays. Our onshore and offshore energy insurance principally focuses on the oil and gas, chemical and petrochemical industries, with coverages primarily for property damage and business interruption. In 2010, our NavTech division established an underwriting presence in Brazil through an affiliate of Lloyd’s.
The European property business, written by the Lloyd’s Operations and the U.K. Branch beginning in 2006, was discontinued during the 2008 second quarter, which did not have any significant effect on our financial condition or results of operations.
In the fourth quarter of 2010 we established Navigators Re, a division focused on specialty assumed reinsurance business. The specialty products on which the unit is currently focused are proportional and excess-of-loss treaty reinsurance covering medical health care exposures, property treaty exposures in Central and South America and the Caribbean, and U.S. Agriculture exposures. We had established our Agriculture reinsurance line in 2009 under the Property and Casualty segment, but reclassified the line under the Navigators Re division in the fourth quarter of 2010.

Professional Liability
A summary of our business line divisions and products within those divisions, by operating segment, is as follows:

Navigators Professional Liability (Navigators Pro)	•	Directors & officers liability
— Insurance Companies	•	Employment practices liability
	•	Fiduciary liability
	•	Crime liability
	•	Accountants professional liability
	•	Lawyers professional liability
	•	Insurance agent errors & omissions
	•	Miscellaneous professional liability
	•	Technology & media liability
	•	Design professionals liability

Navigators Professional Liability (Navigators Pro)	•	Directors & officers liability
— Lloyd’s Operations	•	Lawyers professional liability
Navigators Pro, a division of one of our wholly-owned insurance agencies, writes professional liability insurance. Our principal product in this division is directors and officers liability insurance we offer for both privately held and publicly traded corporations listed on national exchanges. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability insurance clients.
Navigators Pro writes employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers’ professional liability is smaller law firms. In 2005, we commenced writing professional liability coverages for architects and engineers in our Insurance Companies and international directors and officers liability business in our Lloyd’s Operations.
In September 2008, Syndicate 1221 began to underwrite professional and general liability insurance coverage in China through the Navigators Underwriting Division of Lloyd’s Reinsurance Company (China) Ltd.
In July 2008 and October 2009, we opened underwriting offices in Stockholm, Sweden and Copenhagen, Denmark, respectively, to write professional and management liability business.
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
As part of our risk management process, we purchase reinsurance to limit our liability on individual risks and to protect against catastrophic loss. We purchase both quota share reinsurance and excess-of-loss reinsurance. Quota share reinsurance is often utilized on the lower layers of risk and excess-of-loss reinsurance is used above the quota share reinsurance to limit our net retention per risk. Net retention represents the risk that we keep for our own account. Once our initial reserve is established and our net retention is exceeded, any adverse development will directly affect the gross loss reserve, but would generally have no impact on our net retained loss unless the aggregate limits available under the impacted excess-of-loss reinsurance treaty are exhausted. Reinstatement premiums triggered under our excess of loss reinsurance by such additional loss development could have a potential impact on our net premiums during the period in which such additional loss development is recognized. Generally, our limits of exposure are known with greater certainty when estimating our net loss versus our gross loss. This situation tends to create greater volatility in the deficiencies and redundancies of the gross reserves as compared to the net reserves.

The following table presents an analysis of losses and loss adjustment expenses for each of the last three calendar years:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Net reserves for losses and LAE at beginning of year	$1,112,934	$999,871	$847,303

Provision for losses and LAE for claims occurring in the current year	434,957	444,939	443,877
Decrease in estimated losses and LAE for claims occurring in prior years	(13,802)	(8,941)	(50,746)

Incurred losses and LAE	421,155	435,998	393,131

Losses and LAE paid for claims occurring during:
Current year	(76,982)	(59,412)	(60,104)
Prior years	(314,565)	(263,523)	(180,459)

Losses and LAE payments	(391,547)	(322,935)	(240,563)

Net reserves for losses and LAE at end of year	1,142,542	1,112,934	999,871

Reinsurance recoverables on unpaid losses and LAE	843,296	807,352	853,793

Gross reserves for losses and LAE at end of year	$1,985,838	$1,920,286	$1,853,664

The following table presents the development of the loss and LAE reserves for 2000 through 2010. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.
The table calculates losses and loss adjustment expenses reported and recorded in subsequent years for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2000 and was not reported until 2002, the amount of such loss will appear as a deficiency in both 2000 and 2001. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.
A significant portion of the favorable or adverse development on our gross reserves has been ceded to our excess-of-loss reinsurance treaties. As a result of these reinsurance arrangements, our gross losses and related reserve deficiencies and redundancies tend to be more sensitive to favorable or adverse developments such as those described above than our net losses and related reserve deficiencies and redundancies.

Our gross loss reserves include estimated losses related to the 2005 Hurricanes Katrina and Rita and the 2008 Hurricanes Ike and Gustav and were in total approximately 3.2% of the total December 31, 2010 gross loss reserves and 6.6% of the total December 31, 2009 gross loss reserves. In addition, 3.8% of our 2010 gross loss reserves include estimated losses related to the Deepwater Horizon loss event. When recording these losses, we assess our reinsurance coverage, potential reinsurance recoverable, and the recoverability of those balances.
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

	Year Ended December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	($ in thousands)
Net reserves for losses and LAE	$174,883	$202,759	$264,647	$374,171	$463,788	$578,976	$696,116	$847,303	$999,871	$1,112,934	$1,142,542
Reserves for losses and LAE re-estimated as of:
One year later	180,268	209,797	323,282	370,335	460,007	561,762	649,107	796,557	990,930	1,099,132
Two years later	183,344	266,459	328,683	360,964	457,769	523,541	589,044	776,845	971,048
Three years later	232,530	266,097	321,213	377,229	432,988	481,532	555,448	767,600
Four years later	227,554	256,236	334,991	362,227	401,380	461,563	559,368
Five years later	218,982	264,431	325,249	343,182	391,766	469,195
Six years later	225,031	260,264	314,332	333,857	401,071
Seven years later	221,541	257,852	305,051	336,790
Eight years later	220,045	250,021	308,593
Nine years later	213,198	256,615
Ten years later	220,766

Net cumulative redundancy (deficiency)	(45,883)	(53,856)	(43,946)	37,381	62,717	109,781	136,748	79,703	28,823	13,802
Net cumulative paid as of:
One year later	53,646	64,785	84,385	80,034	96,981	133,337	142,938	180,459	263,523	314,565
Two years later	91,352	112,746	133,911	140,644	180,121	219,125	233,211	322,892	460,058
Three years later	114,449	138,086	170,236	195,961	238,673	264,663	300,328	441,267
Four years later	127,961	159,042	208,266	223,847	262,425	302,273	359,592
Five years later	141,384	185,037	226,798	239,355	283,538	337,559
Six years later	159,389	196,098	234,284	251,006	305,214
Seven years later	171,768	198,760	241,083	263,072
Eight years later	171,744	203,370	248,850
Nine years later	176,876	208,150
Ten years later	180,327

Gross liability-end of year	357,674	401,177	489,642	724,612	966,117	1,557,991	1,607,555	1,648,764	1,853,664	1,920,286	1,985,838
Reinsurance recoverable	182,791	198,418	224,995	350,441	502,329	979,015	911,439	801,461	853,793	807,352	843,296

Net liability-end of year	174,883	202,759	264,647	374,171	463,788	578,976	696,116	847,303	999,871	1,112,934	1,142,542

Gross re-estimated latest	467,131	529,894	639,350	695,923	869,081	1,373,048	1,394,109	1,549,651	1,836,848	1,919,169
Re-estimated recoverable latest	246,365	273,280	330,757	359,133	468,010	903,853	834,741	782,051	865,799	820,038

Net re-estimated latest	220,765	256,614	308,594	336,790	401,071	469,196	559,368	767,600	971,048	1,099,132

Gross cumulative redundancy (deficiency)	(109,457)	(128,717)	(149,708)	28,689	97,036	184,943	213,446	99,113	16,817	1,115

The following tables identify the approximate gross and net cumulative redundancy (deficiency) at each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:
Gross Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year	Grand	Excluding			All	Lloyd’s
Ended	Total	Asbestos	Total	Asbestos	Other(1)	Operations
	($ in thousands)

2009	$1,115	$1,753	$(13,904)	$(638)	$(13,266)	$15,019
2008	16,817	18,384	(17,428)	(1,567)	(15,861)	34,245
2007	99,113	101,476	46,442	(2,363)	48,805	52,671
2006	213,446	215,029	107,267	(1,583)	108,850	106,179
2005	184,943	186,772	94,498	(1,829)	96,327	90,445
2004	97,036	81,456	79,646	15,580	64,066	17,390
2003	28,689	14,292	16,874	14,397	2,477	11,815
2002	(149,708)	(86,268)	(148,119)	(63,440)	(84,679)	(1,589)
2001	(128,717)	(64,920)	(118,715)	(63,797)	(54,918)	(10,002)
2000	(109,457)	(45,412)	(79,579)	(64,045)	(15,534)	(29,878)
Net Cumulative Redundancy (Deficiency)

	Consolidated		Insurance Companies
Year	Grand	Excluding			All	Lloyd’s
Ended	Total	Asbestos	Total	Asbestos	Other(1)	Operations
	($ in thousands)

2009	$13,802	$14,080	$5,455	$(278)	$5,733	$8,347
2008	28,823	29,076	14,533	(253)	14,786	14,290
2007	79,703	80,219	54,945	(516)	55,461	24,758
2006	136,748	139,043	93,642	(2,295)	95,937	43,106
2005	109,781	112,305	84,788	(2,524)	87,312	24,993
2004	62,717	65,770	48,828	(3,053)	51,881	13,889
2003	37,381	40,839	17,125	(3,458)	20,583	20,256
2002	(43,946)	(8,808)	(53,507)	(35,138)	(18,369)	9,561
2001	(53,856)	(18,570)	(49,144)	(35,286)	(13,858)	(4,712)
2000	(45,883)	(10,503)	(29,696)	(35,380)	5,684	(16,187)

1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

Casualty and Professional Liability. Substantially all of our casualty business involves general liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to construction defect claims.
The professional liability business generates third party claims, which are also longer tail in nature. The professional liability policies mainly provide coverage on a claims-made basis, whereby coverage is generally provided only for those claims that are made during the policy period. The substantial majority of our claims-made policies provide coverage for one year periods. We have also issued a limited number of multi-year claims-made professional liability policies known as “tail coverage” that provide for insurance protection for wrongful acts prior to the run-off date. Such multi-year policies provide insurance protection for several years.
Our professional liability loss estimates are based on expected losses, an assessment of the characteristics of reported losses at the claim level, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. We believe that we have made a reasonable estimate of the required loss reserves for professional liability. The expected ultimate losses may be adjusted up or down as the accident years mature.
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
We have significant natural catastrophe exposures throughout the world. Historically, our largest natural catastrophe exposure emanated from offshore energy platforms exposed to hurricanes in the Gulf of Mexico. In 2009 we reduced our exposure to that peril. The majority of the offshore energy policies that have historically exposed us to this peril renew in the second and third quarters of the year. During the third quarter of 2009, we found the available market pricing and policy terms to be unacceptable in most cases and, therefore, offered coverage for the peril of the windstorm in the Gulf of Mexico on only a very small number of risks. This has remained the case in 2010. Accordingly, our current exposure to hurricanes in the Gulf of Mexico is materially less than what it was in the past, and it therefore no longer represents our largest natural catastrophe exposure.

We estimate that our largest exposure to loss from a single natural catastrophe event now comes from an earthquake on the west coast of the United States. As of January 1, 2011, we estimate that our probable maximum pre-tax gross and net loss exposure for an earthquake event centered at San Francisco, California would be approximately $147 million and $27 million, respectively, including the cost of reinsurance reinstatement premiums.
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
Hurricanes Gustav, Ike, Katrina and Rita
Hurricanes Gustav and Ike (the “2008 Hurricanes”) which occurred in the 2008 third quarter and Hurricanes Katrina and Rita (the “2005 Hurricanes”) which occurred in the 2005 third quarter generated substantial losses in our marine and energy lines of business, due principally to offshore energy losses. There were no significant hurricane losses in 2010, 2009, 2007 or 2006 that impacted our marine and energy lines of business.
We monitor the development of paid and reported claims activities in relation to the estimate of ultimate losses established for the 2008 Hurricanes and the 2005 Hurricanes. Management believes that should any adverse loss development for gross claims occur from the 2008 Hurricanes or the 2005 Hurricanes, it would be contained within our reinsurance program. Our actual losses from such hurricanes may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purposes of our estimates, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. In particular, in developing our loss estimate, we have assumed that the wreckage of certain oil rigs damaged by Hurricane Rita will not be required to be removed as a result of the federal “Rigs To Reef” program. If our actual losses from the 2008 Hurricanes or the 2005 Hurricanes are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

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
Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. Losses we incurred due to Hurricanes Katrina and Rita in 2005, Hurricanes Gustav and Ike in 2008 and Deepwater Horizon in 2010 have significantly increased our reinsurance recoverables, resulting in an increase to our credit risk exposure to our reinsurers.
We have established a reserve for uncollectible reinsurance in the amount of $13.0 million, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings.
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

The credit quality distribution of the Company’s reinsurance recoverables of $1.06 billion at December 31, 2010 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A.M. Best was as follows:

A.M. Best	Rating	Recoverable	Percent
Rating (1)	Description	Amounts	of Total
	($ in millions)

A++, A+	Superior	$447.8	42%
A, A-	Excellent	585.0	56%
B++, B+	Very good	4.4	0	%(2)
NR	Not rated	19.7	2	%(2)

Total		$1,056.9	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)
The Company holds offsetting collateral of approximately 80.2% for B++ and B+ companies and 75.6% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and loss adjustment expense and ceded unearned premium (constituting 75.7% of our total recoverables) together with the collateral held by us at December 31, 2010, and the reinsurers’ financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held (1)	Rating Agency (2)
	($ in millions)

Swiss Reinsurance America Corporation	$8.2	$98.4	$106.6	$9.0	A	AMB
Munich Reinsurance America Inc.	16.5	80.7	97.2	4.5	A+	AMB
Everest Reinsurance Company	19.4	67.1	86.5	9.0	A+	AMB
Transatlantic Reinsurance Company	21.4	62.6	84.0	8.7	A	AMB
National Indemnity Company	10.1	29.3	39.4	3.5	A++	AMB
Scor Holding (Switzerland) AG	9.1	29.4	38.5	11.5	A	AMB
General Reinsurance Corporation	1.5	34.9	36.4	1.3	A++	AMB
White Mountains Reinsurance of America	0.3	36.0	36.3	0.2	A-	AMB
Partner Reinsurance Europe	8.3	26.8	35.1	16.7	AA-	S&P
Munchener Ruckversicherungs-Gesellschaft	1.1	32.7	33.8	7.7	A+	AMB
Berkley Insurance Company	3.4	29.2	32.6	0.2	A+	AMB
Platinum Underwriters Re	2.1	26.7	28.8	2.5	A	AMB
Lloyd’s Syndicate #2003	2.9	23.8	26.7	4.2	A	AMB
Ace Property and Casualty Insurance Company	5.5	19.1	24.6	2.5	A+	AMB
Allied World Reinsurance	7.1	13.1	20.2	2.8	A	AMB
Swiss Re International SE	0.7	15.6	16.3	5.7	A	AMB
AXIS Re Europe	3.6	11.5	15.1	4.0	A	AMB
Axa Corporate Solutions	0.4	14.0	14.4	0.7	AA-	S&P
Hannover Ruckversicherung	0.5	13.6	14.1	2.8	A	AMB
Validus Reinsurance Ltd.	1.8	11.9	13.7	5.6	A-	AMB

Top 20 Total	$123.9	$676.4	$800.3	$103.1
All Other	33.0	223.6	256.6	76.1

Total	$156.9	$900.0	$1,056.9	$179.2

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best

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
Approximately $73.5 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2010 was due from reinsurers as a result of the losses from the 2008 and 2005 Hurricanes. In addition, at December 31, 2010, reinsurance recoverables for paid and unpaid losses of approximately $76.2 million was due from reinsurers in connection with the Deepwater Horizon incident. Also included in reinsurance recoverable for paid and unpaid losses were approximately $8.4 million and $8.9 million in 2010 and 2009, respectively, due from reinsurers in connection with our asbestos exposures.
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
The table set forth below reflects our total investment balances, net investment income earned thereon and the related average yield for the last three calendar years:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Invested Assets and Cash
Insurance Companies	$1,675,725	$1,604,354	$1,509,382
Lloyd’s Operations	425,386	388,556	356,184
Parent Company	53,217	63,677	52,149

Consolidated	$2,154,328	$2,056,587	$1,917,715

Net Investment Income
Insurance Companies	$62,792	$65,717	$63,544
Lloyd’s Operations	8,286	9,229	11,655
Parent Company	584	566	1,355

Consolidated	$71,662	$75,512	$76,554

Average Yield (amortized cost basis)
Insurance Companies	3.8%	4.1%	4.3%
Lloyd’s Operations	2.2%	2.7%	3.4%
Parent Company	1.2%	1.0%	3.1%
Consolidated	3.5%	3.8%	4.1%
The tax equivalent yields for 2010, 2009 and 2008 on a consolidated basis were 4.0%, 4.6% and 4.9%, respectively.
At December 31, 2010, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated investment grade by S&P and by Moody’s except for 40 securities approximating $14.5 million. There were no collateralized debt obligations (CDO’s), collateralized loan obligations (CLO’s), asset-backed commercial paper or credit default swaps in our investment portfolio. At December 31, 2010 and 2009, all fixed-maturity and equity securities held by us were classified as available-for-sale.
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
As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and Navigators Specialty Insurance Company were examined for the years 2001 through 2004 by the New York Insurance Department. The New York Insurance Department commenced an examination of the years 2005 through 2009 in January 2010 which is expected to conclude in June 2011.
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

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2010, the results for both Navigators Insurance Company and Navigators Specialty Insurance Company were within the usual values for all IRIS ratios.
State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2010 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC’s risk-based capital reporting requirements.
In addition to regulations applicable to insurance agents generally, Navigators Management Company, Inc. is subject to managing general agents’ acts in its state of domicile and in certain other jurisdictions where it does business.
In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was intended to ensure the availability of insurance coverage for “acts of terrorism” (as defined) in the United States of America committed by or on behalf of foreign persons or interests. This law established a federal program through the end of 2005 to help the commercial property and casualty insurance industry cover claims related to future losses resulting from acts of terrorism and requires insurers to offer coverage for acts of terrorism in all commercial property and casualty policies. As a result, we are prohibited from adding certain terrorism exclusions to those policies written by insurers in our group that write business in the U.S. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, was enacted. TRIEA extended TRIA through December 31, 2007 and made several changes in the program, including the elimination of several previously covered lines. The deductible for each insurer was increased to 17.5% and 20% of direct earned premiums in 2006 and 2007, respectively. For losses in excess of an insurer’s deductible, the Insurance Companies will retain an additional 10% and 15% of the excess losses in 2006 and 2007, respectively, with the balance to be covered by the Federal government up to an aggregate cap of insured losses of $25 billion in 2006 and $27.5 billion in 2007. Also, TRIEA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for certified acts occurring on or after January 1, 2007. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted. TRIPRA, among other provisions, extends for seven years the program established under TRIA, as amended. The imposition of these TRIA deductibles could have an adverse effect on our results of operations. Potential future changes to TRIA, including the increases in deductibles and co-pays and elimination of domestic terrorism coverage proposed by the current administration, could also adversely affect us by causing our reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. As a result of TRIA, we are required to offer coverage for certain terrorism risks that we may normally exclude. Occasionally in our marine business, such coverage falls outside of our normal reinsurance program. In such cases, our only reinsurance would be the protection afforded by TRIA.

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
We participate in the Lloyd’s market through our ownership of NUAL, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010, 2009 and 2008 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. By entering into a membership agreement with Lloyd’s, Navigators Corporate Underwriters Ltd. undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as Navigators Corporate Underwriters Ltd. and their respective directors, is subject to the Lloyd’s supervisory regime.

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
A European Union (“E.U.”) directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. The measures implementing Solvency II are currently subject to a consultation process and are not expected to be finalized until late 2011, with implementation expected to occur on December 31, 2012. Consequently the Company’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. During the next two years, we expect to undertake a significant amount of work to ensure that we meet the new requirements, which may divert finite resources from other business related tasks. Although the details of how Solvency II will apply to Navigators Insurance Company, NUAL and Syndicate 1221 are not yet fully known, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is a also a risk that Solvency II may increase our capital requirements for our U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. A significant unanswered question about how Solvency II will be implemented is whether the new regulations will apply only to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Such requirements could have a significant adverse affect our ability to operate profitably and could impose other significant restrictions on our ability to carry on our insurance business in the E.U. (including the United Kingdom) as it is now conducted.

Competition
The property and casualty insurance industry is highly competitive. We face competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which we are engaged is based on many factors, including our perceived overall financial strength, pricing, other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and we face the risk that we will lose market share to higher rated insurers.
Another competitive factor in the industry is the entrance of other financial services providers such as banks and brokerage firms into the insurance business. These efforts pose new challenges to insurance companies and agents from financial services companies traditionally not involved in the insurance business.
Employees
As of December 31, 2010, we had 494 full-time employees of which 394 were located in the United States, 90 in the United Kingdom, 4 in Belgium, 3 in Sweden and 3 in Denmark.
Available Information
This report and all other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. We are an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. Our website address is http://www.navg.com. Through our website at http://www.navg.com/Pages/sec-filings.aspx, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The annual report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

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
The financial market experienced significant volatility worldwide from the third quarter of 2008 through 2010. Although the U.S. and foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged.
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
Since 2001, we have entered into a number of new specialty lines of business, primarily professional liability, excess casualty, primary casualty, inland marine and middle markets. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.
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
Our reinsurers may not pay on losses in a timely fashion, or at all, which may increase our costs.
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
We depend on our ability to attract and retain qualified executive officers, experienced underwriters, claims professionals and other skilled employees who are knowledgeable about our specialty lines of business. If the quality of our executive officers, underwriting or claims team and other personnel decreases, we may be unable to maintain our current competitive position in the specialty markets in which we operate and be unable to expand our operations into new specialty markets.
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
Policies issued before 1993 have been reinsured by Equitas Insurance Limited (“Equitas”), an independent insurance company authorized by the Financial Services Authority. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd’s may take the view that it is appropriate to apply the Central Fund to discharge those liabilities Equitas failed to meet. In that case, the Council of Lloyd’s may resolve to impose a special or additional levy on the existing members, including Lloyd’s corporate members, to satisfy those liabilities.
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
We are exposed to claims arising out of catastrophes, particularly in our marine insurance line of business and our NavTech and Navigators Re businesses. We have experienced, and will experience in the future, catastrophe losses which may materially reduce our profitability or harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as the World Trade Center attack, or caused by fortuitous events such as the Deepwater Horizon oil rig disaster. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.
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

The E.U. Directive on Solvency II may affect how we manage our business, subject us to higher capital requirements and cause us to incur additional costs to conduct our business in the E.U. (including the United Kingdom) and possibly elsewhere.
An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. The measures implementing Solvency II are currently subject to a consultation process and are not expected to be finalized until late 2011, with implementation expected to occur on December 31, 2012. Consequently the Company’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. During the next two years, we expect to undertake a significant amount of work to ensure that we meet the new requirements, which may divert finite resources from other business related tasks. Although the details of how Solvency II will apply to Navigators Insurance Company, NUAL and Syndicate 1221 are not yet fully known, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is also a risk that Solvency II may increase our capital requirements for our U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. A significant unanswered question about how Solvency II will be implemented is whether the new regulations will apply only to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Such requirements could have a significant adverse affect our ability to operate profitably and could impose other significant restrictions on our ability to carry on our insurance business in the E.U. (including the United Kingdom) as it is now conducted.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our executive and administrative office is located at 6 International Drive in Rye Brook, NY. Our lease for this space expires in February 2014. Our underwriting operations are in various locations with non-cancelable operating leases including Charlotte, NC, Chicago, IL, Columbia, MD, Coral Gables, FL, Danbury, CT, Houston, TX, Irvine, CA, New York City, NY, Parsippany, NJ, Philadelphia, PA, Pittsburgh, PA, San Francisco, CA, Schaumburg, IL, Seattle, WA, London, England, Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark.
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

In October 2010, Equitas represented by Resolute Management Services Limited (“Resolute”) commenced litigation and arbitration proceedings (the “Resolute Proceedings”) against Navigators Management Company, Inc., a wholly-owned subsidiary of the Company (“NMC”). The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment. The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims. While it is too early to predict with any certainty the outcome of the Resolute Proceedings, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of the Resolute Proceedings could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.
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
The high, low and closing trade prices for the four quarters of 2010 and 2009 were as follows:

	2010			2009
	High	Low	Close	High	Low	Close

First Quarter	$47.99	$36.93	$39.33	$57.58	$45.30	$47.18
Second Quarter	$43.85	$36.86	$41.13	$49.75	$42.80	$44.43
Third Quarter	$45.00	$40.92	$44.63	$56.29	$43.59	$55.00
Fourth Quarter	$52.35	$42.82	$50.35	$57.64	$45.83	$47.11
Information provided to us by our transfer agent and proxy solicitor indicates that there are approximately 363 holders of record and 3,026 beneficial holders of our common stock.

Five Year Stock Performance Graph
The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, which were prepared with the aid of S&P, reflects the cumulative return on the Company’s common stock, the S&P 500 Index and the Insurance Index assuming an original investment in each of $100 on December 31, 2005 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2005 are measured as a change from this Base Period.
The comparison of five year cumulative returns among the Company, the companies listed in the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property & Casualty Insurance Index (the “Insurance Index”) is as follows:

The Navigators Group, Inc.
S&P 500 Index
S&P 500 Property & Casualty Insurance
$250
$200
$150
$100
$50
$0
Dec 05
Dec 06
Dec 07
Dec 08
Dec 09
Dec 10

	Base		Cumulative Indexed Returns
	Period		Years Ending December 31,
Company / Index	2005	2006	2007	2008	2009	2010

The Navigators Group, Inc.	100.00	110.48	149.05	125.91	108.02	115.45
S&P 500 Index	100.00	115.79	122.16	76.96	97.32	111.98
S&P 500 Property & Casualty Insurance	100.00	112.87	97.11	68.55	76.92	84.02
The following Annual Return Percentage table reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

		Annual Return Percentage
		Years Ending December 31,
Company / Index	2006	2007	2008	2009	2010

The Navigators Group, Inc.	10.48	34.91	-15.52	-14.21	6.88
S&P 500 Index	15.79	5.49	-37.00	26.46	15.06
S&P 500 Property & Casualty Insurance	12.87	-13.96	-29.41	12.21	9.23
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
Recent Sales of Unregistered Securities
None
Use of Proceeds from Public Offering of Debt Securities
None

Purchases of Equity Securities by the Issuer
In November 2009, the Parent Company’s Board of Directors adopted a share repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a share repurchase program for up to an additional $65 million of the Parent Company’s common stock. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.
The following table summarizes the Parent Company’s purchases of its common stock during 2009 and 2010:

			Dollar Value
			of Shares that
	Total Number	Average	May Yet Be
	of Shares	Cost Paid	Purchased Under
	Purchased	Per Share	the Program (1)
	($ in thousands, except per share)

October 2009	—	$—	$35,000
November 2009	29,021	$47.30	$33,627
December 2009	112,555	$47.83	$28,243

Subtotal fourth quarter	141,576	$47.72

Total 2009 activity	141,576	$47.72

January 2010	171,500	$44.32	$20,642
February 2010	128,500	$41.79	$15,272
March 2010	273,600	$39.10	$69,573

Subtotal first quarter	573,600	$41.27

April 2010	149,912	$40.92	$63,439
May 2010	248,430	$39.92	$53,522
June 2010	159,661	$40.38	$47,075

Subtotal second quarter	558,003	$40.32

July 2010	57,177	$42.10	$44,668
August 2010	32,556	$42.49	$43,284
September 2010	7,382	$42.29	$42,972

Subtotal third quarter	97,115	$42.25

October 2010	1,500	$42.85	$42,841
November 2010	34,066	$48.27	$41,265
December 2010	—	$—	$41,265

Subtotal fourth quarter	35,566	$48.04

Total 2010 activity	1,264,284	$41.11

Total share repurchase activity	1,405,860	$41.78

(1)	Balance as of the end of the month indicated.
The Company did not repurchase any additional shares of its common stock between January 1, 2011 and February 16, 2011 pursuant to its share repurchase program.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	($ in thousands, except per share data)
Operating Information:
Gross written premiums	$987,201	$1,044,918	$1,084,922	$1,070,707	$970,790
Net written premiums	653,938	701,255	661,615	645,796	520,807
Net earned premiums	659,931	683,363	643,976	601,977	468,323
Net investment income	71,662	75,512	76,554	70,662	56,895
Net realized gains (losses) (1)	40,239	(2,660)	(38,299)	2,006	(1,026)
Total revenues	776,975	762,880	683,666	676,659	526,594
Income before income taxes	98,829	86,848	68,731	139,182	106,617
Net income	69,578	63,158	51,692	95,620	72,563
Net income per share:
Basic	$4.33	$3.73	$3.08	$5.69	$4.34
Diluted	$4.24	$3.65	$3.04	$5.62	$4.30
Average common shares outstanding (000s):
Basic	16,065	16,935	16,802	16,812	16,722
Diluted	16,415	17,322	16,992	17,005	16,856
Combined loss & expense ratio (2):
Loss ratio	63.8%	63.8%	61.0%	56.6%	57.7%
Expense ratio	36.9%	33.4%	32.8%	30.9%	30.1%

Total	100.7%	97.2%	93.8%	87.5%	87.8%

Balance sheet information (at end of year):
Total investments and cash	$2,154,328	$2,056,587	$1,917,715	$1,767,301	$1,475,910
Total assets	3,531,459	3,453,994	3,349,580	3,143,771	2,956,686
Gross losses and LAE reserves	1,985,838	1,920,286	1,853,664	1,648,764	1,607,555
Net losses and LAE reserves	1,142,542	1,112,934	999,871	847,303	696,116
Senior notes	114,138	114,010	123,794	123,673	123,560
Stockholders’ equity	829,354	801,519	689,317	662,106	551,343
Common shares outstanding (000s)	15,744	16,846	16,856	16,873	16,736
Book value per share (3)	$52.68	$47.58	$40.89	$39.24	$32.94
Statutory surplus of Navigators Insurance Company	$686,919	$645,820	$581,166	$578,668	$524,188

(1)	Includes Net other-than-temporary impairment losses recognized in earnings.

(2)	Calculated based on earned premiums.

(3)	Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

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
Overview
We are an international insurance company focusing on specialty products within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors’ liability and commercial primary and excess casualty coverages.
Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.
We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010, 2009 and 2008 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.
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

Management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and low frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull which provides coverage for physical damage to, for example, highly valued cruise ships, and D&O insurance which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.
The discussions that follow include tables that contain both our consolidated and segment operating results for the last three calendar years. In presenting our financial results, we have discussed our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-GAAP measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premium, less the sum of net losses and LAE, commission expense, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expense, other operating expenses and other income (expense) by net earned premium. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
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
Our actuaries calculate indicated IBNR loss reserves for each line of business by underwriting year for major products principally using two standard actuarial methodologies which are projection or extrapolation techniques: the loss ratio method and the Bornheutter-Ferguson method. In general the loss ratio method is used to calculate the IBNR for more recent underwriting years while the Bornheutter-Ferguson method is used to calculate the IBNR for more mature underwriting years. When appropriate such methodologies are supplemented by the loss development method and the frequency/severity method which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments. Each of these methodologies, which are described below, are generally applicable to both long tail and short tail lines of business depending on a variety of circumstances. In utilizing these methodologies to develop our IBNR loss reserves, a key objective of management in making their final selections is to deliberate with our actuaries to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them. This process requires the substantial use of informed judgment and is inherently uncertain as it can be influenced by numerous factors including:
•	Inflationary pressures (medical and economic) that affect the size of losses;

•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;

•	Changes in the frequency and severity of losses;

•	Changes in the underlying loss exposures of our policies;

•	Changes in our claims handling procedures.
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
Annual actuarial loss studies are conducted by the Company’s actuaries at various times throughout the year for major lines of business employing the methodologies as described above. Additionally, a review of the emergence of actual losses relative to expectations for each line of business, generally derived from the annual loss studies, is conducted each quarter to determine whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for each product line. Such reviews may result in maintaining or revising assumptions regarding future loss development based on various quantitative and qualitative considerations. If actual loss activity differs from expectations, an upward or downward adjustment to loss reserves may occur. As time passes, estimated loss reserves for an underwriting year will be based more on historical loss activity and loss development patterns rather than on assumptions based on underwriters’ input, pricing assumptions or industry experience.
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
The substantial majority of the property and casualty loss reserves are for the contractors’ liability business, which insures mostly general and artisan contractors. Contractor liability claims are categorized into two claim types: construction defect and other general liability. Other general liability claims typically derive from workplace accidents or from negligence alleged by third parties, and frequently take a long time to report and settle. Construction defect claims involve the discovery of damage to buildings that was caused by latent construction defects. These claims take a very long time to report and to settle compared to other general liability claims. Since construction defect claims report much later than other contractor liability claims, they are analyzed separately in an annual actuarial loss study.
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
Our commercial middle markets or NAV PAC business consists of general liability, auto liability and property exposures for a variety of commercial middle market businesses, principally hospitality, manufacturing and garages. Commencing in 2007, our actuaries are segmenting and analyzing the components of the loss development for this business among the property, liability and auto exposures which had been previously combined. As mentioned in Part I, on January 14, 2011, we announced that we entered into a transaction for the sale of the renewal rights for our middle market commercial package and commercial automobile businesses underwritten through our NAV PAC division. This transaction did not include our Life sciences and exporters package liability products.
Primary casualty insurance provides primary general liability coverage principally to corporations in the construction and manufacturing sector. Excess casualty insurance is purchased by corporations which seek higher limits of liability than are provided in their primary casualty policies. Neither product line has a significant amount of loss activity reported to date. Because we have limited historical experience in these products, the IBNR loss reserves for both of these products are primarily established using the loss ratio method primarily based on our underwriters’ input and industry loss experience.
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
Professional Liability: The professional liability policies mainly provide coverage on a claims-made basis mostly for a one-year period. The reserves for professional liability are analyzed separately by product. The major products are D&O liability coverage and E&O liability coverage for lawyers and other professionals.
The losses for D&O business are generally very large and infrequent, and often involve securities class actions. D&O claims report reasonably quickly, but may take several years to settle. Our loss estimates are based on expected losses, an assessment of the characteristics of reported losses at the claim level, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment. Significant judgment is involved because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. As time passes for a given underwriting year, we place additional weight on assumptions relating to our actual experience and claims outstanding. The expected ultimate losses may be adjusted up or down as the underwriting years mature.
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
Set forth below is a sensitivity analysis that estimates the effect on our net loss reserve position of using alternative expected loss ratios for the underwriting years 2003 to 2010 and alternative loss development factors for underwriting years beginning in the late 1990’s to 2010 rather than those loss ratios and factors actually used in determining our best estimates at December 31, 2010. The analysis addresses each major line of business and underwriting year for which a material deviation to our overall reserve position is believed reasonably possible, and uses what we believe is a reasonably likely range of potential deviation for each line of business. There can be no assurance, however, that actual reserve development will be materially consistent with either the original or the adjusted expected loss ratios or loss development factor assumptions, or with other assumptions made in the reserving process.

For the selected alternative expected loss ratios, our actuaries observed the range of ultimate loss ratios recorded for the underwriting years 2003 to 2010 for each major line of business at December 31, 2010.
The reasonably likely ranges of potential deviation in the loss ratios for each line of business for the 2003 to 2010 underwriting years expressed in loss ratio points are as follows:
Reasonably likely loss ratio point variances

	Decrease	Increase

Insurance Companies:
Marine	6%	8%
Property Casualty	6%	9%
Professional Liability	14%	17%
Lloyd’s Operations	7%	12%
For the loss development factor variance, our actuaries employed a standard technique which is based on the historical development factors observed for each line of business from the paid and incurred loss development triangles with the latest evaluation at December 31, 2010. The historical factors are used to generate alternative outcomes which could arise in the ultimate development due to the random variability inherent in future development. The alternative outcomes are generated by a stochastic simulation. The ranges may contract or expand if future development deviates from historical experience.
The reasonably likely ranges of potential deviations in the aggregate or overall loss development factors applicable to the total of all underwriting years for each line of business are as follows:
Reasonably likely ultimate loss development factor variances

	Decrease	Increase

Insurance Companies:
Marine	9%	13%
Property Casualty	10%	13%
Professional Liability	24%	32%
Lloyd’s Operations	12%	16%
Such sensitivity analysis was performed in the aggregate for all products within each line of business. The use of aggregate data was considered more stable and reliable compared to a product-by-product analysis. We cannot assure, however, that such use of aggregate data will provide a more accurate range of the actual variations in loss development. The loss ratio sensitivity analysis uses loss ratios for the 2003 to 2010 underwriting years, which are believed to be more representative compared to years prior to 2003 given our evolving mix of business, product changes and other factors. There can be no assurances, however, that the use of such recent history is more predictive of actual development as compared to employing longer periods of history. In addition, while the net loss reserves include the net loss reserves for asbestos exposures, such amounts were excluded from the sensitivity analysis given the nature of how such reserves are established by the Company. While we believe such net reserves are adequate, we cannot assure that material loss development may not arise in the future from asbestos losses given the complex nature of such exposures.

The total Company range amounts below were determined by combining the simulated results for each segment into one analysis which estimates a company-wide range reflecting the fact that the individual lines of business are not perfectly correlated. This calculation reflects the reduced volatility benefit from a diversified portfolio of loss exposures. Such amounts may not be representative of the actual aggregate favorable or unfavorable loss development amounts that may occur over time.

	Total	Reasonably Likely Range of Deviation
	Net Loss	Redundancy		Deficiency
	Reserve	Amount	%	Amount	%
	($ in thousands)

Insurance Companies:
Marine	$216,508	$19,486	9%	$28,146	13%
Property Casualty	467,353	46,735	10%	60,756	13%
Professional Liability	124,565	29,896	24%	39,861	32%

Total Insurance Companies	808,426	96,117		128,763
Total Lloyd’s Operations	334,116	40,094	12%	53,459	16%

Subtotal	1,142,542	136,211		182,222
Portfolio effect	—	(67,658)		(79,393)

Total Company	$1,142,542	$68,553	6%	$102,829	9%

Increase (decrease) to net income
Amount		$44,559		$(66,839)
Per Share (1)		$2.71		$(4.07)

(1)	Used 16.4 million average diluted shares outstanding for the year ended December 31, 2010.
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
Results of Operations
The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2010, 2009 and 2008. All earnings per share data is presented on a per diluted share basis.
Summary
2010 Results
Our total gross written premiums declined 5.5% in 2010 primarily due to several factors:
•	Intense competition, excess capacity and a continued weak economy have driven down premiums across the majority of our Marine lines as well as our construction liability line
•	The run-off of our personal umbrella line
•	A shift in underwriting strategy in our D&O lines toward excess layers
Partially offsetting these factors were:
•	An increase in our errors and omissions (“E&O”) lines primarily due to growth in our Brown & Brown Small Lawyers business
•	Improvements in our offshore energy line due to greater demand as well as improved pricing following the Deepwater Horizon incident

With respect to net written premiums, in 2010 we recognized $19.0 million and $3.5 million in reinsurance reinstatement costs triggered by the Deepwater Horizon and West Atlas losses, respectively, which were offset by a reduction in reinsurance purchased on selected lines and shift in business mix toward lines with lower cessions.
Our net investment income declined 5.1% in 2010. Our pre-tax average investment yield declined in 2010 to 3.5% from 3.8% in 2009 resulting from lower short-term yields. Our total investment portfolio increased 4.8% in 2010 and exceeded $2 billion at the end of 2010. We experienced significantly lower investment impairments in our portfolio in 2010 as the financial markets experienced a period of greater stability compared to 2009.
Our overall loss ratio of 63.8% for 2010 was unchanged compared to 2009 and included a $4.9 million increase in the benefit from net prior year loss reserve savings. Although we continued to realize prior year loss reserve savings in our contractors liability lines, we experienced unfavorable prior year development in our D&O and run-off lines.
Our pre-tax underwriting profit declined by $24.4 million to a $4.9 million underwriting loss in 2010 compared to a $19.5 million underwriting profit in 2009. The decline in the pre-tax underwriting profit was primarily due to the recording of net reinstatement premiums of $19.0 million relating to the Deepwater Horizon incident. In addition, the continued soft market reduced rates across most lines and impacted overall profitability in 2010 compared to the prior year.
We recognized $41.3 million of net realized gains in 2010 compared to $9.2 million of net realized gains in 2009. Net realized gains and losses were generated from the sale of securities in the normal course of management of the investment portfolio. Our net realized gains for the year ended December 31, 2010 included the sale of the majority of our general obligation municipal obligations in the second quarter of 2010, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities.
Consolidated stockholders’ equity increased 3.5% to $829.4 million or $52.68 per share at December 31, 2010 compared to $801.5 million or $47.58 per share at December 31, 2009. The increase was primarily due to 2010 net income of $69.6 million partially offset by the repurchase of $52.0 million of shares of our common stock.
Cash flow from operations was $118.2 million, $103.9 million and $245.3 million in 2010, 2009 and 2008, respectively. The increase in cash flow from operations in 2010 compared to 2009 was primarily a result of improved collections on reinsurance recoverable as well as premiums receivable.
2009 Results
2009 net income of $63.2 million increased compared to 2008 primarily as a result of a decrease in net other-than-temporary impairment losses recognized in earnings that caused the net realized loss to decline to $2.7 million in 2009 from $38.3 million in 2008. Underwriting profit for 2009 declined by $19.8 million to $19.5 million compared to $39.3 million in 2008. The decline in the underwriting profit was primarily due to the recording of net favorable development of prior year loss reserves of $8.9 million in 2009 versus $50.7 million in 2008, a decline of $41.8 million. In addition, we recorded a $9.3 million offshore energy loss inclusive of reinstatement premiums resulting from a fire at a mobile offshore drilling unit.

2008 Results
The 2008 results of operations were adversely impacted by hurricane activity and net realized losses. Hurricanes Gustav and Ike reduced 2008 net income by $19.1 million and earnings per share by $1.12. The combined loss and expense ratio was increased by an aggregate 4.3 ratio points for such losses and are inclusive of reinsurance recoveries and related costs for reinsurance reinstatement premiums. Excluding these effects, the underwriting results benefited from increased net premium revenues despite continuing softening market conditions, and the recording of net favorable development of prior years’ loss reserves of $50.7 million, or $1.94 per share, which reduced the 2008 combined ratio of 93.8% by 7.9 loss ratio points.
Net realized losses were $38.3 million in 2008 compared to net realized gains of $2.0 million in 2007. The 2008 net realized losses include provisions of $37.0 million for declines in the market value of securities which were considered to be other-than-temporary. These provisions reduced 2008 net income by $24.1 million and earnings per share by $1.42 per share.

Revenues
The following table sets forth our gross and net written premiums, and net earned premiums by segment and line of business for the periods indicated:

	Year Ended December 31,
	2010				2009				2008
	Gross		Net	Net	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)
Insurance Companies:

Marine	$223,061	23%	$151,059	$155,846	$241,438	23%	$171,289	$157,534	$248,080	23%	$147,569	$132,005

Property Casualty	312,651	31%	197,845	200,741	352,285	34%	227,234	246,143	405,062	37%	261,322	273,977

Professional Liability	129,793	13%	80,451	82,264	137,053	13%	79,150	75,444	109,048	10%	63,797	57,316

Insurance Companies Total	665,505	67%	429,355	438,851	730,776	70%	477,673	479,121	762,190	70%	472,688	463,298

Lloyd’s Operations:

Marine	182,723	19%	149,340	149,225	191,959	19%	156,153	142,958	192,568	18%	132,788	126,126

Property Casualty	94,799	10%	54,049	49,852	78,151	7%	45,097	39,330	91,292	8%	32,735	32,644

Professional Liability	44,174	4%	21,194	22,003	44,032	4%	22,332	21,954	38,872	4%	23,404	21,908

Lloyd’s Operations Total	321,696	33%	224,583	221,080	314,142	30%	223,582	204,242	322,732	30%	188,927	180,678

Total	$987,201	100%	$653,938	$659,931	$1,044,918	100%	$701,255	$683,363	$1,084,922	100%	$661,615	$643,976

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
Insurance Companies’ Gross Written Premiums
Marine Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	Twelve Months Ended December 31,
	2010		2009		2008
	($ in thousands)

Marine liability	$77,066	36%	$83,915	34%	$82,991	32%
Inland marine	29,986	13%	28,573	12%	23,914	10%
Cargo	23,179	10%	26,636	11%	34,202	14%
Craft/Fishing vessel	19,948	9%	19,758	8%	16,545	7%
Other	18,917	8%	15,977	7%	21,246	9%
Bluewater hull	18,610	8%	19,691	8%	17,234	7%
Transport	17,876	8%	21,527	9%	23,013	9%
P&I	17,479	8%	25,361	11%	28,935	12%

Total	$223,061	100%	$241,438	100%	$248,080	100%

The marine gross written premiums for 2010 decreased 7.6% to $223.1 million compared to 2009 due to declining premium in our P&I, marine liability, transport and cargo businesses. The competition in this sector remains significant and excess capacity continues to exist. The weak economy has also led to reduced exposure bases which reduced premiums. The average marine renewal premium rates during 2010 increased approximately 1%. The marine gross written premiums for 2009 decreased 2.7% to $241.4 million compared to 2008 due to declining premium in our cargo, war and P&I businesses due to increased competitive market conditions. The average marine renewal premium rates during 2009 increased approximately 2%.

Property Casualty Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	Twelve Months Ended December 31,
	2010		2009		2008
	($ in thousands)

Commercial umbrella	$96,015	30%	$81,405	23%	$63,977	16%
Construction liability	88,296	28%	108,744	32%	147,880	37%
Offshore energy	52,148	17%	47,368	13%	56,989	14%
Nav Pac	39,293	13%	40,428	11%	30,095	7%
Primary Casualty	18,954	6%	8,598	2%	45,708	11%
Other	17,945	6%	65,742	19%	60,413	15%

Total	$312,651	100%	$352,285	100%	$405,062	100%

The 2010 property casualty gross written premiums decreased 11.3% to $312.7 million when compared to 2009 due primarily to the run-off of our personal umbrella line as well as continuing weak economic conditions that have reduced demand for construction liability insurance. Our Offshore energy line increased by 10.1% due to greater demand as well as an improved pricing environment resulting from the Deepwater Horizon incident. Finally, our commercial umbrella business line experienced growth in 2010 due to the investments we made in 2008 and 2009 in new underwriters. Our Offshore energy line saw average renewal rate increases of approximately 4%, whereas our contractors’ liability and excess casualty saw average renewal rate decreases of approximately 5% and 3%, respectively. Our primary casualty line saw a slight average renewal rate decline from 2009.
The 2009 property casualty gross written premiums decreased 13.0% to $352.3 million when compared to 2008 reflecting weak economic conditions that have significantly reduced demand for construction liability, particularly in the western United States, as well as primary excess and surplus insurance. The construction liability line has also seen significant increases in the level of competition from new entrants. Our offshore energy line declined as we wrote very little Gulf of Mexico wind business in 2009 as the terms and conditions were not sufficient and worldwide drilling activity slowed. Partially offsetting these declines was an increase in gross written premiums for our commercial umbrella line and our retail umbrella line which was introduced in 2009. Our NavTech and excess casualty lines saw average renewal rate increases of approximately 8% and 2%, respectively, whereas our contractors’ liability and NavPac lines saw average renewal rate decreases of approximately 2% and 4%, respectively.

Professional Liability Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	Twelve Months Ended December 31,
	2010		2009		2008
	($ in thousands)

D&O (public and private)	$73,515	57%	$99,601	73%	$75,010	69%
Errors and omissions	34,135	26%	32,129	23%	28,097	26%
Small Lawyers	17,725	14%	—	0%	—	0%
Architects & Engineers	4,418	3%	5,323	4%	5,941	5%

Total	$129,793	100%	$137,053	100%	$109,048	100%

The professional liability gross written premiums decreased 5.3% to $129.8 million in 2010 compared to 2009. The decline in the D&O gross written premiums was driven by the soft market conditions. The D&O market rates have declined to a level that has made it difficult to write new business and a challenge to retain renewal policies while maintaining our pricing discipline in adherence to our underwriting guidelines. The D&O pricing environment does not appear to be improving with ample capacity coupled with weak insurance buying demand due to the anemic economy. Average 2010 renewal premium rates for professional liability decreased approximately 4% in 2010 compared to 2009.
In 2009 we initiated the Brown & Brown Small Lawyers program. Despite adverse market conditions, we were successful in developing a significant portion of the portfolio in segments consistent with our underwriting approach and risk appetite. The Architects and Engineers book has transitioned from being underwritten by an MGA to being underwritten by the Company.
The professional liability gross written premiums increased 25.7% to $137.1 million in 2009 compared to 2008 reflecting continued growth and the expansion of our directors and officers business. Partially offsetting the growth was a reduction in lawyers business within the errors and omissions classification as we were in the process of re-underwriting that line and focusing more on other segments, such as miscellaneous professional liability. Average 2009 renewal premium rates for this business increased approximately 2% in 2009 compared to 2008.

Lloyd’s Operations’ Gross Written Premiums
Marine Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	Twelve Months Ended December 31,
	2010		2009		2008
	($ in thousands)

Cargo and specie	$78,515	43%	$92,139	48%	$92,789	47%
Marine liability	61,230	34%	51,204	27%	58,886	31%
Hull	18,633	10%	18,697	10%	16,416	9%
Assumed reinsurance	14,380	8%	19,756	10%	17,078	9%
War	9,965	5%	10,163	5%	7,399	4%

Total	$182,723	100%	$191,959	100%	$192,568	100%

The 2010 Lloyd’s marine gross written premiums decreased 4.8% to $182.7 million compared to 2009 due to declines mostly in Cargo and specie lines as a result of the global economic slowdown. Our marine liability lines experienced a 19.6% increase due to improved energy liability activity. The overall 2009 Lloyd’s marine gross written premiums of $192.0 million were flat compared to 2008. There were increases in most lines of business which were offset by decreases in marine liability and cargo lines. The average renewal premium rates increased approximately 3% and 9% in 2010 and 2009 compared to the previous years, respectively.
Property Casualty Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	Twelve Months Ended December 31,
	2010		2009		2008
	($ in thousands)

Offshore Energy	$43,479	46%	$34,469	43%	$51,073	56%
Engineering and Construction	23,411	25%	18,383	24%	21,036	23%
Onshore Energy	17,349	18%	14,055	18%	12,726	14%
Bloodstock	7,487	8%	7,726	10%	—	0%
US Property Casualty	3,034	3%	3,594	5%	826	1%
Property	39	0%	(76)	0%	5,631	6%

Total	$94,799	100%	$78,151	100%	$91,292	100%

The 2010 Lloyd’s property casualty gross written premiums of $94.8 million increased 21.3% compared to 2009 due to increases in our offshore energy, onshore energy and engineering and construction lines. The significant increase in our offshore energy lines was due to an increase in demand as well as an improved pricing environment as a result of the Deepwater Horizon incident. The 2009 Lloyd’s property casualty gross written premiums of $78.2 million decreased 14.4% compared to 2008 due to a decline in our offshore energy and engineering and construction lines as well as the cessation of writing our property line. We began writing Bloodstock (animal mortality) business during 2009 by participating in a facility originated by another Lloyd’s syndicate. Average premium renewal rates in our NavTech lines increased approximately 1% and 10% in 2010 and 2009 compared to the previous years, respectively.

Professional Liability Premiums. The gross written premiums by year, including the line of business’ gross written premiums as a percentage of the total gross written premiums, consisted of the following:

	Twelve Months Ended December 31,
	2010		2009		2008
	($ in thousands)

D&O (public and private)	$30,777	70%	$26,776	61%	$15,845	41%
E&O	13,397	30%	17,256	39%	23,027	59%

Total	$44,174	100%	$44,032	100%	$38,872	100%

The 2010 and 2009 Lloyd’s professional liability gross written premiums increased 0.3% and 13.3% to $44.2 million and $44.0 million, respectively, compared to the respective prior year. We added a team at Lloyd’s at the end of 2008 to write excess D&O business. During 2008 and 2009 we began writing professional liability business from our offices in Stockholm, Sweden and Copenhagen, Denmark, respectively.
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
The following table sets forth our ceded written premiums by segment and major line of business for the periods indicated:

	2010		2009		2008
		% of		% of		% of
	Ceded	Gross	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written	Written	Written
	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
	($ in thousands)

Insurance Companies:
Marine	$72,002	32.3%	$70,149	29.1%	$100,511	40.5%
Property Casualty	114,806	36.7%	125,051	35.5%	143,740	35.5%
Professional Liability	49,342	38.0%	57,903	42.2%	45,251	41.5%

Subtotal	236,150	35.5%	253,103	34.6%	289,502	38.0%

Lloyd’s Operations:
Marine	33,383	18.3%	35,806	18.7%	59,780	31.0%
Property Casualty	40,750	43.0%	33,054	42.3%	58,557	64.1%
Professional Liability	22,980	52.0%	21,700	49.3%	15,468	39.8%

Subtotal	97,113	30.2%	90,560	28.8%	133,805	41.5%

Total	$333,263	33.8%	$343,663	32.9%	$423,307	39.0%

The percentage of total ceded written premiums to total gross written premium in 2010 was 33.8% compared to 32.9% in 2009 and 39.0% in 2008. For the year ended December 31, 2010, the shift in business mix toward lines with lower cessions was offset by the impact of reinsurance reinstatement costs of $19.0 million and $3.5 million resulting from the Deepwater Horizon and West Atlas losses, respectively. The Insurance Companies’ and Lloyd’s Operations 2008 ceded written premiums includes $7.2 million and $5.0 million, respectively, of reinsurance reinstatement premiums related to the losses from Hurricanes Gustav and Ike. Excluding the effect of reinsurance reinstatement premiums for the 2008 Hurricanes losses, the ratio of ceded written premium to gross written premium was 38.4%. The declines in the ratio of ceded written premiums to gross written premiums in 2009 compared to 2008 was due to a reduction in the amount of marine and energy quota share reinsurance purchased for both the Insurance Companies and Lloyd’s Operations in 2009 as well as the impact of the $12.2 million of reinsurance reinstatement premiums recognized in 2008 relating to the 2008 Hurricanes.
Net Written Premiums The 2010 net written premiums decreased 6.7% compared to 2009. The impact of lower gross written premiums was offset by the decline in ceded written premiums discussed above. The 2009 net written premiums increased 6.0% compared to 2008 primarily due to the aforementioned reduction in the amount of marine and energy quota share reinsurance purchased in 2009. The 2009 increase was 4.1% compared to 2008 when excluding the $12.2 million of ceded reinstatement premiums resulting from the 2008 Hurricanes.
Net Earned Premiums Net earned premiums decreased 3.4% in 2010 compared to 2009 and increased 6.1% in 2009 compared to 2008. The changes in the 2010 and 2009 net earned premiums reflect the changes in written premiums discussed above. The 2008 net earned premium was reduced by $12.2 million of reinstatement premium as a result of the losses from the 2008 Hurricanes. Excluding the effects of ceded reinstatement premiums as a result of the 2008 Hurricanes, net earned premium increased 4.1% in 2009 compared to 2008 and 9.0% in 2008 compared to 2007.
Net Investment Income Net investment income decreased 5.1% in 2010 to $71.7 million and 1.4% in 2009 to $75.5 million as a result of lower investment yields partially offset by an increase in invested assets resulting from positive cash flow from operations. The pre-tax investment yield was 3.5%, 3.8% and 4.1% in 2010, 2009 and 2008, respectively. See the “Investments” section below for additional information regarding our net investment income.
Net Other-Than-Temporary Impairment Losses Recognized in Earnings
Our net other-than-temporary impairment losses recognized in earnings for the periods indicated were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Fixed maturities	$(693)	$(3,101)	$(8,604)
Equity securities	(387)	(8,776)	(28,441)

Net other-than-temporary impairment losses recognized in earnings	$(1,080)	$(11,877)	$(37,045)

The 2010 other-than-temporary impairments were primarily related to residential mortgage-backed securities. The after-tax effects of net other-than-temporary impairment losses recognized in earnings for 2010 was $0.7 million or $0.05 per diluted share.

The 2009 other-than-temporary impairments were primarily related to additional impairments on equity securities that were impaired in 2008 as well as impairments on residential mortgage-backed securities. The after tax effect of net other-than-temporary impairment losses recognized in earnings on the 2009 net income was $7.8 million or $0.45 per diluted share. In 2009, we recognized in earnings OTTI losses of $2.5 million and $0.08 million related to non-agency mortgage and asset backed securities, respectively. In 2009, we recognized in earnings OTTI losses of $8.8 million on 56 common stocks resulting from additional impairments on equity securities that were impaired in 2008. In addition, in 2009 we recognized in earnings OTTI losses of $0.6 million on 2 corporate bonds.
The 2008 other-than-temporary impairments were primarily due to equity impairments where the market value of the security was less than 80% of the book value for six consecutive months resulting from the significant overall market declines in the second half of 2008. In addition, 2008 also included impairments on residential mortgage-backed securities. During 2008, we indentified equity securities with fair value of $34.4 million which were considered to be other-than-temporarily impaired.
Consequently, the cost of such securities was written down to fair value and we recognized realized losses of $28.4 million. The equity impairments include $8.6 million in write-downs to fair value for various broad based ETFs and mutual funds where the fair value was less than 80% of the book value. During 2008, we indentified fixed maturity securities with fair value of $7.4 million which were considered to be other-than-temporarily impaired. Consequently, the cost of such securities was written down to fair value and we recognized realized losses of $8.6 million.
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
Net Realized Gains (Losses)
Our realized gains and losses for the periods indicated were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Fixed maturities:
Gains	$42,932	$18,312	$3,650
(Losses)	(3,239)	(9,676)	(1,670)

	39,693	8,636	1,980

Equity securities:
Gains	1,867	2,110	720
(Losses)	(241)	(1,529)	(3,954)

	1,626	581	(3,234)

Net realized gains (losses)	$41,319	$9,217	$(1,254)

Pre-tax net income included $41.3 million of net realized gains for 2010 compared to $9.2 million of net realized gains for 2009 and net realized losses of $1.3 million for 2008. On an after-tax basis, the net realized gains for 2010 were $26.9 million or $1.64 per diluted share compared to net realized gains of $5.9 million or $0.34 per diluted share for 2009 and net realized losses of $0.8 million or $0.05 per diluted share for 2008. Net realized gains and losses are generated from the sale of securities in the normal course of management of the investment portfolio. Our net realized gains for the year ended December 31, 2010 included the sale of the majority of our general obligation municipal obligations in the second quarter of 2010, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities.
Other Income/(Expense) Other income/(expense) for 2010, 2009 and 2008 consisted primarily of commission income, foreign exchange gains and losses from our Lloyd’s Operations and inspection fees related to our specialty insurance business.

Operating Expenses
Net Losses and Loss Adjustment Expenses Incurred
The ratios of net losses and loss adjustment expenses to net earned premiums (loss ratios) were 63.8% in both 2010 and 2009 and 61.0% in 2008. The 2010 loss ratio of 63.8% was favorably impacted by 2.1 loss ratio points resulting from a $13.8 million net favorable development of prior years’ loss reserves.
During the year ended December 31, 2010, we incurred gross loss and loss adjustment expenses of $88.1 million relating to the Deepwater Horizon incident. We ceded $82.1 million of this gross loss to our reinsurance program, resulting in reinsurance reinstatement premiums of $19.0 million. The remaining net loss of $6.0 million was within our loss expectations for the current year. The impact of the Deepwater Horizon loss and related reinstatement premiums on the 2010 loss ratio was an increase of 1.9 loss ratio points.
The 2009 loss ratio of 63.8% was favorably impacted by 1.3 loss ratio points resulting from an $8.9 million net favorable development of prior years’ loss reserves. The 2008 loss ratio of 61.0% was favorably impacted by 7.9 loss ratio points resulting from a $50.7 million net favorable development of prior years’ loss reserves and adversely impacted by 3.7 loss ratio points related to the 2008 Hurricanes. The result of underwriting losses caused by Hurricanes Gustav and Ike of approximately $29.3 million, including $12.2 million of reinstatement costs, increased the 2008 combined ratio by 4.3 ratio points.
During 2008, reserve reductions resulting from periodic reviews of the 2005 Hurricanes’ exposures reduced gross losses incurred by $12.3 million. The reductions to the 2005 Hurricanes gross reserve estimates resulted in reductions of $1.0 million to our 2008 net loss incurred estimates and reductions of $0.8 million to our 2008 reinstatement cost estimates. During 2009 there was a minor increase in the gross and net losses incurred for the 2005 Hurricanes of $0.7 million and $0.1 million, respectively. In 2010, we reduced gross and net losses incurred by $2.3 million and $3.6 million, respectively.
Prior Year Reserve Redundancies/Deficiencies
As part of our regular review of prior reserves, our actuaries may determine, based on their judgment, that certain assumptions made in the reserving process in prior years may need to be revised to reflect various factors, likely including the availability of additional information. As a result of their reserve analyses, management may make corresponding reserve adjustments.
Prior year reserve redundancies of $13.8 million, $8.9 million and $50.7 million net of reinsurance were recorded in 2010, 2009 and 2008, respectively, as discussed below. The relevant factors that may have a significant impact on the establishment and adjustment of loss and LAE reserves can vary by line of business and from period to period.
To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is recorded as a charge or credit to earnings in the period in which the deficiency or redundancy is identified based on the information that is available at that time.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Insurance Companies:
Marine	$(4,155)	$11,893	$(5,298)
Property Casualty	(14,923)	(35,658)	(33,065)
Professional Liability	13,623	20,686	(3,559)

Insurance Companies	$(5,455)	$(3,079)	$(41,922)
Lloyd’s Operations	(8,347)	(5,862)	(8,824)

Total	$(13,802)	$(8,941)	$(50,746)

Following is a discussion of relevant factors impacting our 2010 loss reserves:
The Insurance Companies recorded $4.2 million of net prior year favorable development for the marine business, of which $2.6 million arose in the marine liability business due to favorable loss emergence relative to our expectations and $1.4 million in Hull as we eliminated IBNR in older underwriting years where we determined the year had been fully reported and saw case reserve reductions on a number of claims.
The Insurance Companies recorded $14.9 million of net prior year savings for property casualty business in total. The favorable development included:
•
$29.2 million for West Coast contractors’ liability due to an internal actuarial review conducted in 2010 which indicated that loss development on underwriting years 2006 to 2008 has been more favorable than our prior expectations with a partial offset for underwriting years 2004 and prior. This internal review includes a more detailed analysis than is included in our regular quarterly reserving process.

•	$2.9 million of favorable development on our offshore energy (NavTech) book due to favorable claims trends across a number of prior underwriting years.
•
$1.8 million of favorable development on the Somerset Re run-off book of business where we concluded the IBNR was no longer required and $1.5 million on our Agriculture reinsurance book where the reported activity was lower than our initial estimate for the 2009 treaty year.

Partially offsetting these favorable developments were adverse development of:
•
$16.5 million in our Specialty run-off books of business, including $13.3 million in our personal umbrella lines across multiple underwriting years where loss activity has exceeded our expectations and $2.0 million of adverse development in our Liquor business due to reported claim activity.

•	$1.7 million for New York construction liability due to unfavorable loss emergence.

The Insurance Companies recorded $13.6 million of net prior year unfavorable development for professional liability:
•
The directors and officers’ liability book of business had $15.7 million of adverse development, which was primarily attributable to a severity study of our open claims completed during the fourth quarter. This study showed our IBNR to be significantly deficient if current trends continued and we raised our loss estimates for underwriting years 2002 to 2009. This was partially offset by $1.4 million of favorable development on a run-off lawyers book of business written from London where we saw favorable settlements of outstanding claims and $0.7 million of favorable development on other lawyers business mostly due to a favorable claim reserve settlement.

The Lloyd’s Operations recorded $8.3 million in favorable loss development for prior years during 2010. This included favorable development of $3.2 million in Marine, $4.8 million in NavTech, and $0.5 million in all other areas. The Marine favorable development was primarily from the 2007 and 2008 underwriting years and was driven by loss development on these underwriting years being more favorable than our expectations, particularly in marine liability, assumed reinsurance, and specie classes. NavTech’s favorable development was mostly from the 2006 through 2008 underwriting years driven by favorable claims trends in the offshore energy.
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

•	$9.3 million from our primary E&S lines and $6.2 million in excess casualty business due to favorable loss trends in underwriting years 2007 and prior
•	$8.0 million of favorable development on our offshore energy (NavTech) book due to favorable claims trends across a number of prior underwriting years
Partially offsetting these favorable developments were adverse development of:
•
$12.0 million in our Nav Pac business due to reported loss activity in excess of our prior expectations from most underwriting years resulting from reviews of open claims in the auto and liability lines of business

•	$6.4 million from our liquor business, which is now in run-off
•	$5.9 million in our personal umbrella books of business across most underwriting years where large loss activity has exceeded our expectations

The Insurance Companies recorded $20.7 million of net prior year unfavorable development for professional liability:
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
The Lloyd’s Operations recorded $5.9 million of net favorable development which included $11.0 million on Marine business concentrated in the liability specie and cargo books due to reported losses being less than our expectations in underwriting years 2004 to 2008 and $2.5 million on offshore energy business due to favorable loss trends in several years, partially offset by $4.7 million of adverse loss development in the professional liability books due to reported loss activity in excess of our expectations in the lawyers liability book of business for losses occurring in 2007 and $3.0 million in the property book due to an extension in the loss development pattern for the 2006 and 2007 underwriting years.
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
The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2008 Hurricanes Gustav and Ike for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$59,509	$107,399	$—
Incurred loss & LAE	(1,997)	1,039	114,000
Calendar year payments	17,417	48,929	6,601

Ending gross reserves	$40,095	$59,509	$107,399

Gross case loss reserves	$17,987	$34,015	$70,299
Gross IBNR loss reserves	22,108	25,494	37,100

Ending gross reserves	$40,095	$59,509	$107,399

Net of Reinsurance
Beginning net reserves	$2,683	$12,923	$—
Incurred loss & LAE	1,257	978	17,169
Calendar year payments	3,371	11,218	4,246

Ending net reserves	$569	$2,683	$12,923

Net case loss reserves	$569	$1,793	$11,696
Net IBNR loss reserves	—	890	1,227

Ending net reserves	$569	$2,683	$12,923

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
The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2005 Hurricanes Katrina and Rita for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$67,038	$97,732	$141,831
Incurred loss & LAE	(2,300)	671	(12,250)
Calendar year payments	42,139	31,365	31,849

Ending gross reserves	$22,599	$67,038	$97,732

Gross case loss reserves	$19,164	$49,291	$62,732
Gross IBNR loss reserves	3,435	17,747	35,000

Ending gross reserves	$22,599	$67,038	$97,732

Net of Reinsurance
Beginning net reserves	$3,536	$3,667	$4,519
Incurred loss & LAE	(3,559)	114	(990)
Calendar year payments	(113)	245	(138)

Ending net reserves	$90	$3,536	$3,667

Net case loss reserves	$44	$183	$279
Net IBNR loss reserves	46	3,353	3,388

Ending net reserves	$90	$3,536	$3,667

The reduction in net incurred loss and LAE shown for the 2005 Hurricanes was due to the release of a reinsurance bad debt reserve established when the events occurred due to the large ceded balances. As those balances have run off and the amounts were fully realized the bad debt reserve has been released back into our general reserve with no change to the overall balance, it has just been reclassified.
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

The reserves for asbestos exposures at December 31, 2010 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.
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
The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Gross of Reinsurance
Beginning gross reserves	$22,147	$21,774	$23,194
Incurred loss & LAE	638	928	796
Calendar year payments	681	555	2,216

Ending gross reserves	$22,104	$22,147	$21,774

Gross case loss reserves	$14,248	$14,291	$13,918
Gross IBNR loss reserves	7,856	7,856	7,856

Ending gross reserves	$22,104	$22,147	$21,774

Net of Reinsurance
Beginning net reserves	$16,763	$16,683	$16,717
Incurred loss & LAE	278	(25)	263
Calendar year payments	289	(105)	297

Ending net reserves	$16,752	$16,763	$16,683

Net case loss reserves	$9,101	$9,112	$9,032
Net IBNR loss reserves	7,651	7,651	7,651

Ending net reserves	$16,752	$16,763	$16,683

The ceded asbestos paid and unpaid recoverables were $8.4 million and $8.9 million in 2010 and 2009, respectively. We believe that we will be able to collect reinsurance on the gross portion of its historic gross asbestos exposure in the above table.

Loss Reserves
The following table sets forth our overall reinsurance recoverable amounts for paid and unpaid losses for the periods indicated:

	December 31,	December 31,
	2010	2009	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$56,658	$76,505	$(19,847)
Unpaid losses and LAE reserves	843,296	807,352	35,944

Total	$899,954	$883,857	$16,097

The following table sets forth our gross reserves for losses and LAE reduced for reinsurance recoverable on such amounts resulting in net loss and LAE reserves (a non-GAAP measure reconciled in the following table) for the periods indicated:

	December 31,	December 31,
	2010	2009	Change
	($ in thousands)

Gross reserves for losses and LAE	$1,985,838	$1,920,286	$65,552
Less: Reinsurance recoverable on unpaid losses and LAE reserves	843,296	807,352	35,944

Net loss and LAE reserves	$1,142,542	$1,112,934	$29,608

The following tables set forth our net case loss and LAE reserves and net IBNR reserves (a non-GAAP measure reconciled above) by segment and line of business for the periods indicated:

	December 31, 2010
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$107,147	$109,361	$216,508	51%
Property Casualty	158,740	308,613	467,353	66%
Professional Liability	46,096	78,469	124,565	63%

Total Insurance Companies	311,983	496,443	808,426	61%

Lloyd’s Operations:
Marine	111,914	112,708	224,622	50%
Property Casualty	30,327	29,792	60,119	50%
Professional Liability	9,904	39,471	49,375	80%

Total Lloyd’s Operations	152,145	181,971	334,116	54%

Total	$464,128	$678,414	$1,142,542	59%

	December 31, 2009
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$113,604	$100,042	$213,646	47%
Property Casualty	134,427	351,985	486,412	72%
Professional Liability	38,410	68,807	107,217	64%

Total Insurance Companies	286,441	520,834	807,275	65%

Lloyd’s Operations:
Marine	107,800	101,851	209,651	49%
Property Casualty	27,148	25,175	52,323	48%
Professional Liability	7,442	36,243	43,685	83%

Total Lloyd’s Operations	142,390	163,269	305,659	53%

Total	$428,831	$684,103	$1,112,934	61%

At December 31, 2010, the IBNR loss reserve was $678.4 million or 59.4% of our total loss reserves compared to $684.1 million or 61.5% in 2009.
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
Commission Expense. Commission expenses paid to unaffiliated brokers and agents are generally based on a percentage of the gross written premiums and are reduced by ceding commissions we may receive on the ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentages of commission expenses to net earned premium was 16.5% in 2010, 14.5% in 2009 and 13.9% in 2008. The increase in the net commission ratios for 2010 when compared to 2009 was mostly attributable to greater retentions for net premiums earned in 2010 for the 2009 underwriting year, particularly on our marine quota share treaties, which have reduced the ceding commission benefit. In addition, reinsurance reinstatement costs of $19.0 million and $3.5 million resulting from the Deepwater Horizon and West Atlas losses, respectively, resulted in lower net earned premiums which in turn increased the net commission ratios by 0.6 points. The 2008 commission expense ratio excluding the effects of the 2008 Hurricanes was 13.7%.
Other Operating Expense. The 5.3% increase in other operating expenses when comparing 2010 to 2009 was due primarily to investments in new underwriting teams, additional letter of credit fees due to the increased size of our facility, higher Lloyd’s charges due to greater capacity and higher compliance costs, particularly relating to Solvency II. For the year ended December 31, 2010, our operating expense ratios increased due to the explanations above as well as the impact of the reinstatement costs of $19.0 million and $3.5 million resulting from the Deepwater Horizon and West Atlas losses, respectively, which resulted in lower net earned premiums and therefore increased the operating expense ratios. The 7.7% increase in other operating expenses when comparing 2009 to 2008 was attributable primarily to employee related expenses resulting from expansion of the business.
Interest Expense. The interest expense reflects interest on our Senior notes issued in April 2006.
Income Taxes
The income tax expense was $29.3 million, $23.7 million and $17.0 million for 2010, 2009 and 2008, respectively. The effective tax rates for 2010, 2009 and 2008 were 29.6%, 27.3% and 24.8%, respectively. Our effective tax rate was less than 35% due to permanent differences between book and tax return income, with the most significant item being tax exempt interest. As of December 31, 2010 and 2009, the net deferred federal, foreign, state and local tax assets were $15.1 million and $31.2 million, respectively. The decline in the net deferred tax assets was primarily due to the utilization of capital losses in 2010. A finance bill was enacted in the U.K. in July 2010 that reduces the U.K. corporate tax rate from 28% to 27% effective April 2011. The effect of such tax rate change was not material.
We had net state and local deferred tax assets amounting to potential future tax benefits of $2.2 million and $2.6 million at December 31, 2010 and 2009, respectively. Included in the deferred tax assets are net operating loss carryforwards of $1.4 million and $1.3 million at December 31, 2010 and 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our state and local tax carryforwards at December 31, 2010 expire from 2023 to 2025.

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
We evaluate the performance of each segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, net losses and loss adjustment expenses, commission expenses, other operating expenses, and other income (expense). Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.
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

The following table sets forth the results of operations for the Insurance Companies for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Gross written premiums	$665,505	$730,776	$762,190
Net written premiums	429,355	477,673	472,688

Net earned premiums	438,851	479,121	463,298
Net losses and loss adjustment expenses	(280,120)	(304,672)	(275,767)
Commission expenses	(59,122)	(61,949)	(55,752)
Other operating expenses	(106,631)	(104,801)	(92,297)
Other income (expense)	1,698	3,498	2,145

Underwriting profit (loss)	(5,324)	11,197	41,627

Net investment income	62,792	65,717	63,544
Net realized gains (losses)	36,057	533	(37,822)

Income before income tax expense	93,525	77,447	67,349

Income tax expense	27,219	19,819	16,401

Net income	$66,306	$57,628	$50,948

Identifiable assets	$2,592,679	$2,554,037	$2,477,139

Loss and loss expenses ratio	63.8%	63.6%	59.5%
Commission expense ratio	13.5%	12.9%	12.0%
Other operating expenses ratio (1)	23.9%	21.1%	19.5%

Combined ratio	101.2%	97.6%	91.0%

(1)	Includes Other operating expenses and Other income (expense).

The following table sets forth the underwriting results for the Insurance Companies for the periods indicated:

	Year Ended December 31, 2010
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit (Loss)	Ratio	Ratio	Ratio

Marine	$155,846	$100,579	$56,092	$(825)	64.5%	36.0%	100.5%
Property Casualty	200,741	110,902	77,040	12,799	55.2%	38.4%	93.6%
Professional Liability	82,264	68,639	30,923	(17,298)	83.4%	37.6%	121.0%

Total	$438,851	$280,120	$164,055	$(5,324)	63.8%	37.4%	101.2%

	Year Ended December 31, 2009
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit (Loss)	Ratio	Ratio	Ratio

Marine	$157,534	$109,916	$50,451	$(2,833)	69.8%	32.0%	101.8%
Property Casualty	246,143	123,775	86,116	36,252	50.3%	35.0%	85.3%
Professional Liability	75,444	70,981	26,685	(22,222)	94.1%	35.4%	129.5%

Total	$479,121	$304,672	$163,252	$11,197	63.6%	34.0%	97.6%

	Year Ended December 31, 2008
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premiums	Incurred	Expenses	Profit (Loss)	Ratio	Ratio	Ratio

Marine	$132,005	$84,099	$38,184	$9,722	63.7%	28.9%	92.6%
Property Casualty	273,977	158,457	87,310	28,210	57.8%	31.9%	89.7%
Professional Liability	57,316	33,211	20,410	3,695	57.9%	35.6%	93.5%

Total	$463,298	$275,767	$145,904	$41,627	59.5%	31.5%	91.0%

The net earned premium decreased 8.4% in 2010 primarily due to the reduction in net written premiums in our construction liability and D&O lines. In addition, there was a total of $11.2 million of net reinstatement premiums related to the Deepwater Horizon loss event. Net earned premiums increased 3.4% in 2009 reflecting overall decreased retention of the business written, higher average renewal rates in 2009, expansion of our professional liability business and overall business growth. These factors were partially offset by a decline in our property casualty business in 2009 as well as overall average renewal rate declines in 2008.
The 2010 underwriting results were favorably impacted by $5.5 million or 1.2 loss ratio points for net prior year savings, which is discussed in the prior year reserve redundancies/deficiencies section. The 2010 net prior year savings increased $2.4 million compared to 2009.

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
The approximate annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized capital gains and losses, approximated 3.8%, 4.1% and 4.3% for 2010, 2009 and 2008, respectively. The increase in net investment income in 2010, 2009 and 2008 versus the comparable prior year was primarily due to the investment of new funds from positive cash flow from operations. The portfolio’s duration was 4.6 years at December 31, 2010 and 4.7 years at December 31, 2009.
The 2010, 2009 and 2008 results included provisions of $0.5 million, $10.2 million and $36.4 million, respectively, for declines in the market value of securities which were considered to be other-than-temporary. The after-tax effects of such provisions on the 2010, 2009 and 2008 net income were $0.4 million, $6.7 million and $23.7 million, respectively.

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
Syndicate 1221’s stamp capacity was £168 million ($264 million) in 2010, £124 million ($194 million) in 2009 and £123 million ($228 million) in 2008. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. We controlled 100% of Syndicate 1221’s total stamp capacity in 2010, 2009 and 2008 through our wholly-owned Lloyd’s corporate member (we utilized two wholly-owned Lloyd’s corporate members prior to the 2008 underwriting year). Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in our financial statements is gross of commission. We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity as discussed below under the caption Liquidity and Capital Resources.

The following table sets forth the results of operations of the Lloyd’s Operations for the following periods:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Gross written premiums	$321,696	$314,142	$322,732
Net written premiums	224,583	223,582	188,927

Net earned premiums	221,080	204,242	180,678
Net losses and loss adjustment expenses	(141,035)	(131,326)	(117,364)
Commission expenses	(49,991)	(37,727)	(34,033)
Other operating expenses	(33,112)	(27,896)	(30,961)
Other income (expense)	3,488	961	(600)

Underwriting profit (loss)	430	8,254	(2,280)

Net investment income	8,286	9,229	11,655
Net realized gains (losses)	3,323	(3,193)	(477)

Income before income tax expense	12,039	14,290	8,898

Income tax expense	4,389	5,582	3,269

Net income	$7,650	$8,708	$5,629

Identifiable assets	$842,121	$799,577	$779,800

Loss and loss expenses ratio	63.8%	64.3%	65.0%
Commission expense ratio	22.6%	18.5%	18.8%
Other operating expenses ratio (1)	13.4%	13.2%	17.5%

Combined ratio	99.8%	96.0%	101.3%

Includes Other operating expenses and Other income (expense).
The 2010 earnings in the Lloyd’s Operations declined $1.1 million compared to 2009. The Lloyd’s Operations experienced greater net written premiums in the Offshore Energy and Engineering and Construction lines which were offset by net reinstatement premiums of $7.8 million related to the Deepwater Horizon loss event. The 2009 earnings in the Lloyd’s Operations improved $3.1 million compared to 2008. The Lloyd’s Operations utilized less reinsurance in 2009 compared to 2008, resulting in higher net premiums. In addition, 2008 results were impacted by losses caused by Hurricanes Gustav and Ike of approximately $13.1 million, including $5.0 million of reinstatement costs, which increased the 2008 combined ratio by 7.1 combined ratio points and reduced net income by $8.5 million.
The 2010 underwriting results were favorably impacted by approximately $8.3 million or 3.8 loss ratio points for net prior years’ savings due to favorable loss development trends which are discussed in the prior year reserve redundancies/deficiencies section. The 2010 net prior years’ savings was an increase of $2.5 million compared to 2009. The 2009 underwriting results were favorably impacted by approximately $5.9 million or 2.9 loss ratio points for net prior years’ savings due to favorable loss development trends which are discussed in the prior year reserve redundancies/deficiencies section. The 2009 net prior years’ savings was a decline of $3.0 million compared to 2008.

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
The pre-tax yields on the Lloyd’s Operations investments, excluding net realized capital gains and losses, approximated 2.3%, 2.7% and 3.4% for 2010, 2009 and 2008, respectively. Such yields are net of interest credits to certain reinsurers for funds withheld by our Lloyd’s Operations. Generally, the Lloyd’s Operations’ investments have been invested with a relatively short average duration, which is reflected in the yield, in order to meet liquidity needs. The decrease in the Lloyd’s Operations’ net investment income in 2010 and 2009 was due to lower investment yields. The average duration of the Lloyd’s Operations’ investment portfolio was 4.0 years at December 31, 2010 compared to 1.6 years at December 31, 2009.
The 2010, 2009 and 2008 results included provisions of $0.5 million, $1.6 million and $0.7 million, respectively, for declines in the market value of securities which were considered to be other-than-temporary. The after-tax effects of such provisions on the 2010, 2009 and 2008 net income were $0.4 million, $1.2 million and $0.5 million, respectively.
See “Results of Operations and Overview — Income Taxes” for a discussion of the Lloyd’s Operations’ income taxes, included herein.
Off-Balance Sheet Transactions
We have no material off-balance sheet transactions with the exception of our letter of credit facility. For a discussion of our letter of credit facility, see “— Liquidity and Capital Resources”, included herein.

Tabular Disclosure of Contractual Obligations
The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated at December 31, 2010:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	($ in thousands)

Reserves for losses and LAE(1)	$1,985,838	$626,385	$762,637	$347,321	$249,495
7% Senior Notes (2)	159,275	8,050	16,100	16,100	119,025
Operating Leases	57,017	9,748	18,020	14,649	14,600

Total	$2,202,130	$644,183	$796,757	$378,070	$383,120

(1)
The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $843 million. See “Business — Loss Reserves” included herein.

(2)	Includes interest payments.
Investments
The following tables set forth our cash and investments as of December 31, 2010 and 2009. The table as of December 31, 2010 includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	639,199	15,202	(6,913)	630,910	(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed maturities	1,882,245	47,409	(20,762)	1,855,598	(1,646)

Equity securities — common stocks	87,258	22,475	(10)	64,793	—

Cash	31,768	—	—	31,768	—

Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

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
Invested assets increased over the last two years primarily due to cash flows from operations as well as unrealized gains in 2010. The consolidated average investment yield of the portfolio decreased in 2010 to 3.5% from 3.8% due to the general decline in market yields over the period. The tax equivalent yields for 2010, 2009 and 2008 on a consolidated basis were 4.0%, 4.6% and 4.9%, respectively. The portfolio’s duration was 4.4 years and 4.2 years as of December 31, 2010 and 2009, respectively. Since the beginning of 2010, the tax-exempt portion of our investment portfolio has decreased by $293.8 million to approximately 18.1% of the fixed maturities investment portfolio at December 31, 2010 compared to approximately 34.9% at December 31, 2009.
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

The following table presents, for each of the fair value hierarchy levels, our fixed maturities, equity securities and short-term investments that are measured at fair value as of December 31, 2010:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
December 31, 2010	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$212,933	$111,212	$—	$324,145
States, municipalities and political subdivisions	—	392,250	—	392,250
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	382,628	—	382,628
Residential mortgage obligations	—	20,463	—	20,463
Asset-backed securities	—	46,093	—	46,093
Commercial mortgage-backed securities	—	188,178	1,837	190,015

Subtotal	—	637,362	1,837	639,199
Corporate bonds	—	526,651	—	526,651

Total fixed maturities	212,933	1,667,475	1,837	1,882,245

Equity securities — common stocks	87,258	—	—	87,258

Total	$300,191	$1,667,475	$1,837	$1,969,503

The following tables set forth our U.S. Treasury bonds, agency bonds and foreign government bonds as of December 31, 2010 and 2009:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2010	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$213,544	$3,552	$(3,554)	$213,546
Agency bonds	77,229	1,311	(604)	76,522
Foreign government bonds	33,372	366	(341)	33,347

Total	$324,145	$5,229	$(4,499)	$323,415

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
December 31, 2009	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$362,614	$5,549	$(560)	$357,625
Agency bonds	82,739	1,489	—	81,250
Foreign government bonds	26,245	359	(37)	25,923

Total	$471,598	$7,397	$(597)	$464,798

The following table sets forth the fifteen largest holdings categorized as state, municipalities and political subdivisions by counterparty as of December 31, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)
Issuers:
University of Pittsburgh	$13,594	$194	$13,400	AA
Virginia Resources Authority	11,140	651	10,489	AAA
New York City Transitional Finance Authority	7,966	165	7,801	A+
Illinois Finance Authority	7,859	(56)	7,915	BBB
County of Hamilton	7,791	7	7,784	A+
New York Local Government Assistance	6,922	428	6,494	AA
Missouri Highway and Transportation Comm	6,899	236	6,663	AA+
Delaware Transportation Authority	6,872	601	6,271	AA
Texas State Transportation Comm	6,616	(293)	6,909	AAA
Ohio State University	6,564	(686)	7,250	AA
Virginia College Building Authority	6,521	214	6,307	AA+
Purdue University	6,039	(239)	6,278	AA+
Pennsylvania Turnpike Commission	6,012	(22)	6,034	A+
Energy Northwest	5,958	(32)	5,990	AA
New York State Thruway Authority	5,913	358	5,555	AA-

Subtotal	112,666	1,526	111,140
All Other	279,584	6,572	273,012

Total	$392,250	$8,098	$384,152

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2010:

Equivalent	Equivalent			Net
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$370,250	$362,105	$8,145
BBB	Baa	16,915	16,966	(51)
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	5,085	5,081	4

Total		$392,250	$384,152	$8,098

The following table sets forth the municipal bond holdings by sector for December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
		Percent of		Percent of
Municipal Sector	Fair Value	Total	Fair Value	Total
	($ in thousands)

General Obligation	$13,249	3%	$282,738	42%
Prerefunded	14,122	4%	8,771	1%
Revenue	313,166	80%	342,830	51%
Taxable	51,713	13%	42,360	6%

	$392,250	100%	$676,699	100%

We own $135 million of municipal securities which are credit enhanced by various financial guarantors. As of December 31, 2010, the average underlying credit rating is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of recent downgrades of the credit ratings for several of the financial guarantors.
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
At December 31, 2010, we owned two asset-backed security approximating $0.09 million with subprime mortgage exposures. The securities have an effective maturity of 5.4 years. In addition, we owned residential mortgage obligations approximating $2.5 million classified as Alt-A which is a credit category between prime and subprime. The Alt-A bonds have an effective maturity of 6.0 years. We are receiving principal and/or interest payments on all of these securities and believe such amounts are fully collectible.

The following tables set forth our mortgage-backed securities and residential mortgage obligations by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of December 31, 2010:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Agency mortgage-backed securities:
GNMA	$142,677	$3,478	$(1,006)	$140,205
FNMA	191,682	5,386	(937)	187,233
FHLMC	48,269	1,263	(491)	47,497

Total	$382,628	$10,127	$(2,434)	$374,935

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Residential mortgage obligations:
Prime	$15,369	$24	$(1,999)	$17,344
Alt-A	2,453	—	(379)	2,832
Subprime	—	—	—	—
Non-US RMBS	2,641		(15)	2,656

Total	$20,463	$24	$(2,393)	$22,832

The following table sets forth the fifteen largest residential mortgage obligations as of December 31, 2010:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)

Arkle Master Issuer Plc 10-2A 1A1	2010	$2,497	$2,500	$(3)	AAA	Aaa
Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	877	881	(4)	NR	Ba2
Bear Stearns Adjustable Rate 06 1 A1	2006	606	675	(69)	NR	B2
JP Morgan Mortgage Trust 07-A3 1A1	2007	595	745	(150)	CCC	NR
JP Morgan Mortgage Trust 06 A4 1A1	2006	574	711	(137)	NR	Caa2
Wells Fargo Mtg Bkd Secs Tr 06 Ar6 3A	2006	571	654	(83)	NR	B3
GSR Mortgage Loan Trust 06 Ar1 2A1	2006	570	703	(133)	B+	NR
Banc Of America Fdg Corp 05 F 4A1	2005	565	614	(49)	CCC	Caa2
Citigroup Mtg Ln Tr Inc 04 Hyb3 1A	2004	549	590	(41)	AA-	A1
Wells Fargo Mortgage Backed Se 06-Ar14 2	2006	530	582	(52)	NR	Caa2
Mortgageit Trust 05 1 2A	2005	521	581	(60)	AAA	Ba3
Banc Of America Fdg Corp 06 D 3A1	2006	518	607	(89)	CCC	NR
First Horizon Mtg Pass-Th 05 Ar4 2A	2005	478	493	(15)	CCC	NR
Citigroup Mtg Ln Tr Inc 06 Ar1 3A1	2006	475	533	(58)	NR	Caa3
JP Morgan Mortgage Trust 05 A6 7A1	2005	459	558	(99)	CCC	NR

Subtotal		10,385	11,427	(1,042)
All Other		10,078	11,405	(1,327)

Total		$20,463	$22,832	$(2,369)

Details of the collateral of our asset-backed securities portfolio as of December 31, 2010 are presented below:

						Total
					Total	Amortized	Unrealized
	AAA	AA	A	BBB	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$545	$6,413	$35	$3,609	$10,602	$10,570	$32
Credit Cards	5,401	—	—	—	5,401	5,498	(97)
Miscellaneous	6,247		20,432	3,411	30,090	30,070	20

Total	$12,193	$6,413	$20,467	$7,020	$46,093	$46,138	$(45)

The commercial mortgage-backed securities are all rated investment grade by S&P or by Moody’s. The following table sets forth the fifteen largest commercial mortgage-backed securities portfolio as of December 31, 2010:

				Average
	Issue	Fair	Book	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	LTV %	Rate	Level	Rating	Rating
	($ in thousands)

Morgan Stanley Cap I 06 IQ12 A4	2006	$22,039	$22,671	72.54%	13.29%	29.24%	AAA	NR
Wachovia Bk Comm Mtg Tr 06 C23 A4	2006	15,227	15,569	75.33%	6.44%	32.95%	AA-	Aaa
Banc Of America Comm Mtg 06 2 A4	2006	12,042	12,040	76.82%	12.02%	30.89%	AAA	NR
GSMS 2010-C1 A2	2010	8,077	8,276	53.32%	0.00%	18.60%	NR	Aaa
Wachovia Bk Comm Mtg Tr 05 C18 A4	2005	7,440	6,881	79.92%	14.94%	34.02%	AAA	Aaa
Four Times Square Tr 06-4Ts A	2006	7,267	7,027	39.40%	0.00%	8.04%	AAA	Aa1
Citigroup Comm Mtg Tr 06 C5 A4	2006	7,209	6,977	72.11%	3.74%	29.50%	NR	Aaa
Credit Suisse Mortgage Capital 06-OMA B2	2006	6,928	7,170	65.71%	0.00%	52.76%	NR	Aa1
LB-UBS Comm Mtg Tr 06 C7 A3	2006	6,661	6,324	71.34%	8.07%	30.03%	AAA	NR
GS Mortgage Securities Corpora 10-C1 B	2010	6,097	6,174	53.32%	0.00%	15.08%	NR	Aa2
LB-UBS Comm Mtg Tr 06 C6 A4	2006	5,670	5,795	65.89%	5.78%	28.01%	AAA	Aaa
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	5,325	4,886	58.37%	1.07%	30.62%	NR	Aaa
Morgan Stanley Capital I 06 Hq10 A4	2006	4,765	4,749	73.60%	11.66%	32.37%	NR	Aaa
Citigroup/Deutsche Bk Comm Mtg 05 CD1 A4	2005	4,520	4,207	73.35%	10.74%	31.57%	AAA	Aaa
Commercial Mtg Pt Cert 05 C6 A5A	2005	4,334	4,051	76.59%	9.29%	31.49%	AAA	Aaa

Subtotal		123,601	122,797
All Other		66,414	64,208

Total		$190,015	$187,005

The following table shows the amount and percentage of our fixed maturities and short-term investments at December 31, 2010 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
	($ in thousands)

Extremely Strong	AAA	$1,122,760	55%
Very Strong	AA	355,094	17%
Strong	A	441,008	22%
Adequate	BBB	96,894	5%
Speculative	BB & below	14,461	1%
Not Rated	NR	5,085	0%

Total		$2,035,302	100%

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

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)
Issuers:
General Electric	$25,750	$1,755	$23,995	AA
Barclays PLC	17,529	423	17,106	AA-
Morgan Stanley	17,004	110	16,894	A-
Goldman Sachs Group Inc	16,182	344	15,838	A-
J.P. Morgan Chase & Co	16,086	157	15,929	A
Wells Fargo & Co	15,982	184	15,798	A+
Credit Suisse Group AG	14,205	(184)	14,389	A+
Southern Co	12,349	539	11,810	A-
Citigroup Inc	11,398	515	10,883	A-
Consolidated Edison Inc	11,071	356	10,715	A-
Wal-Mart Stores Inc	11,052	(515)	11,567	AA
Baker Hughes Inc	10,972	537	10,435	A
Bank of America Corp	10,950	178	10,772	A-
Deutsche Bank AG	10,245	307	9,938	A+
Transcanada Corp	10,197	741	9,456	A-

Subtotal	210,972	5,447	205,525
All Other	315,679	4,083	311,596

Total	$526,651	$9,530	$517,121

The following table sets forth the fifteen largest equity securities holdings as of December 31, 2010:

		Net	Cost or
	Fair	Unrealized	Amortized
	Value	Gains/(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$5,457	$2,066	$3,391
Vanguard Emerging Market Stock Index	5,007	2,485	2,522
Vanguard Pacific Stock Index	4,602	1,503	3,099
Vanguard European Stock Index	4,080	1,305	2,775
Conocophillips	2,887	1,037	1,850
Philip Morris International Inc	2,543	839	1,704
Chevron Corp	2,532	788	1,744
Altria Group Inc	2,415	795	1,620
General Electric	2,373	558	1,815
AT&T Inc	2,324	370	1,954
HJ Heinz Co	2,273	404	1,869
Vodafone Group Plc	2,230	675	1,555
Johnson & Johnson	2,193	130	2,063
Bristol-Myers Squibb Co	2,176	396	1,780
Diageo Plc	2,156	672	1,484

Subtotal	45,248	14,023	31,225
All Other	42,010	8,442	33,568

Total	$87,258	$22,465	$64,793

The following table summarizes all securities in an unrealized loss position at December 31, 2010 and 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position as well as the number of securities:

	December 31, 2010			December 31, 2009
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	36	$163,253	$4,499	24	$116,566	$597
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	36	163,253	4,499	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	57	112,291	3,749	47	108,290	2,291
7-12 Months	1	1,004	20	4	3,534	112
> 12 Months	4	1,317	36	23	17,777	514

Subtotal	62	114,612	3,805	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	36	139,226	2,434	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	36	139,226	2,434	5	18,385	98

Residential mortgage obligations
0-6 Months	3	3,215	20	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	52	15,939	2,373	73	31,071	7,246

Subtotal	55	19,154	2,393	73	31,071	7,246

Asset-backed securities
0-6 Months	7	28,175	292	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	1	2	—	4	637	34

Subtotal	8	28,177	292	4	637	34

Commercial mortgage-backed securities
0-6 Months	16	78,212	1,755	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	2	491	39	21	45,135	4,704

Subtotal	18	78,703	1,794	32	73,238	5,028

Corporate bonds
0-6 Months	98	214,180	5,545	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	—			8	6,325	422

Subtotal	98	214,180	5,545	21	39,600	759

Total fixed maturities	313	$757,305	$20,762	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	1	$322	$10	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	1	$322	$10	1	$872	$10

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
As of December 31, 2010, the largest single unrealized loss by an issuer in the non-government guaranteed fixed maturities category was $0.7 million.
The following table summarizes the gross unrealized investment losses as of December 31, 2010 by length of time where the fair value is less than 80% of amortized cost.
Period for Which Fair Value is Less than 80% of Amortized Cost

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed maturities	$—	$—	$—	$(607)	$(607)
Equity securities	—	—	—	—	—

Total	$—	$—	$—	$(607)	$(607)

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

The following table shows the composition by NAIC rating and the generally equivalent S&P and Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at December 31, 2010. Not all of the securities are rated by S&P and/or Moody’s:

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$17,552	85%	$693,279	92%
2	BBB	Baa	1,092	5%	48,831	6%
3	BB	Ba	161	1%	1,908	0%
4	B	B	531	3%	4,044	1%
5	CCC or lower	Caa or lower	1,347	6%	7,945	1%
6	NR	NR	79	0%	1,298	0%

	Total		$20,762	100%	$757,305	100%

At December 31, 2010, the gross unrealized losses in the table directly above are related to fixed maturity securities that are rated investment grade, which is defined by us as a security having an NAIC rating of 1 or 2, an S&P rating of “BBB-” or higher, or a Moody’s rating of “Baa3” or higher. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at December 31, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$2	0%	$1,430	0%
Due after one year through five years	2,087	10%	153,866	20%
Due after five years through ten years	7,284	35%	218,215	29%
Due after ten years	4,476	22%	118,534	16%

Mortgage- and asset-backed securities	6,913	33%	265,260	35%

Total fixed maturity securities	$20,762	100%	$757,305	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 5.2 years.

Liquidity and Capital Resources
Cash flows from operations were $118.2 million, $103.9 million and $245.3 million for 2010, 2009, and 2008, respectively. The improvement in cash flow from operations in 2010 compared to 2009 was primarily a result of improved collections on reinsurance recoverable as well as premiums receivable. Partially offsetting these items was an increase in losses and LAE paid for claims of $68.6 million. Operating cash flow was used primarily to acquire additional investments of fixed income securities.
Investments and cash increased to $2.15 billion at December 31, 2010 from $2.06 billion at December 31, 2009. The increase was primarily due to the positive cash flow from operations. Net investment income was $71.7 million for 2010, $75.5 million for 2009 and $76.6 million for 2008.
The approximate pre-tax yields of the investment portfolio, excluding net realized gains and losses, were 3.5% for 2010 and 3.8% for 2009 and 4.1% for 2008. The decline in the pre-tax investment yields was due to a decline in yields for our short duration investment holdings.
At December 31, 2010, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. We believe that we have reduced exposure to credit risk since the fixed maturity investment portfolio, except for $19.5 million, consists of investment-grade bonds but there can be no assurance that unexpected levels of market volatility or significant negative changes in economic conditions would not result in material credit related losses in the future. At December 31, 2010, our investment portfolio had an average maturity of 5.5 years and a duration of 4.4 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity to ensure our ability to satisfy claims. As of December 31, 2010 and 2009, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011. At December 31, 2010, letters of credit with an aggregate face amount of $129.1 million were outstanding under the credit facility.
The above mentioned credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount; we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at December 31, 2010.
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
Generally, for pro rata or quota share reinsurers we issue quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. We have the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1.0 million) as set forth in the pro-rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings are usually paid within 45 calendar days.
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
At December 31, 2010, ceded asbestos paid and unpaid losses recoverable were $8.4 million. We generally experience significant collection delays for a large portion of reinsurance recoverable amounts for asbestos losses given that certain reinsurers are in run-off or otherwise no longer active in the reinsurance business. Such circumstances are considered in our ongoing assessment of such reinsurance recoverables.
We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from our positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to Hurricanes Gustav, Ike, Katrina and Rita, as well as Deepwater Horizon, could significantly impact our liquidity needs. However, we expect to continue to pay these hurricane losses over a period of years from cash flow and, if needed, short-term investments. We expect to collect our paid reinsurance recoverables generally under the terms described above.
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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At December 31, 2010 and 2009, our capital resources were as follows:

	December 31,	December 31,
	2010	2009
	($ in thousands)

Senior debt	$114,138	$114,010
Stockholders’ equity	829,354	801,519

Total capitalization	$943,492	$915,529

Ratio of debt to total capitalization	12.1%	12.5%

The increase in stockholders’ equity in 2010 was primarily due to 2010 net income of $69.6 million partially offset by share repurchases of $52.0 million. The increase in stockholders’ equity in 2009 was primarily due to 2009 net income of $63.2 million and $46.0 million of unrealized gains in 2009 within our investment portfolio.
We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by several ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete; (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by regulatory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business plan of our Lloyd’s Operations.
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

In November 2009, the Parent Company’s Board of Directors adopted a share repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a share repurchase program for up to an additional $65 million of the Parent Company’s common stock. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for a schedule outlining our share repurchases in 2010 and 2009. We did not repurchase any additional shares under the share repurchase program from January 1, 2011 through February 16, 2011.
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
We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments of $4.0 million. Going forward, the interest payments on our senior debt will be made from one or a combination of funds at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2010 surplus of Navigators Insurance Company, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during 2011 without prior regulatory approval is $68.7 million. Dividends of $40.0 million and $25.0 million were paid by Navigators Insurance Company during 2010 and 2009, respectively.

Condensed Parent Company balance sheets as of December 31, 2010 and 2009 are shown in the table below:

	December 31,
	2010	2009
	($ in thousands, except share data)

ASSETS
Cash and investments	$53,217	$63,676
Investments in subsidiaries	877,999	846,295
Goodwill and other intangible assets	2,534	2,534
Other assets	12,028	5,213

Total assets	$945,778	$917,718

LIABILITIES
7% Senior Notes	$114,138	$114,010
Accounts payable and other liabilities	946	847
Accrued interest payable	1,340	1,342

Total liabilities	116,424	116,199

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,274,440 shares for 2010 and 17,212,814 shares for 2009	1,728	1,721
Additional paid-in capital	312,588	304,505
Treasury stock, at cost (1,532,273 shares for 2010 and 366,330 shares for 2009)	(64,935)	(18,296)
Retained earnings	539,512	469,934
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	31,474	34,958
Foreign currency translation adjustment, net of tax	8,987	8,697

Total stockholders’ equity	829,354	801,519

Total liabilities and stockholders’ equity	$945,778	$917,718

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Sensitive Instruments and Risk Management
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2010. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.
The carrying value of our investment portfolio as of December 31, 2010 was $2.15 billion of which 87.4% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We do not have any commodity risk exposure.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.
There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the twelve months ended December 31, 2010. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.
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
For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2010.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio at December 31, 2010.

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
	($ in thousands)

December 31, 2010:
Total market value	$2,132,182	$2,084,353	$2,035,302	$1,986,455	$1,938,625
Market value change from base	4.76%	2.41%		-2.40%	-4.75%
Change in unrealized value	$96,880	$49,051	$—	$(48,847)	$(96,677)
Equity Price Risk
Our portfolio of equity securities currently valued at $87.3 million, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.
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
Based on the primary foreign-denominated balances within the Lloyd’s Operations at December 31, 2010, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	USD equivalent
	as of	Negative currency movement of
(amounts in millions)	December 31, 2010	5%	10%	15%

Cash, cash equivalents and marketable securities at fair value	$100.5	$(5.0)	$(10.1)	$(15.1)

Premiums receivable	$23.9	$(1.2)	$(2.4)	$(3.6)

Reinsurance recoverables on paid, unpaid losses and loss adjustment expenses	$72.8	$(3.6)	$(7.3)	$(10.9)
Reserves for losses and loss adjustment expenses	$(181.4)	$9.1	$18.1	$27.2

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
Management’s Report on Internal Control over Financial Reporting
(a) Management’s annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report in item (b) below.
(b) Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
New York, New York
February 18, 2011

(c) Changes in internal control over financial reporting
There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and executive officers is contained under “Election of Directors” in our 2011 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in our 2011 Proxy Statement, which information is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
Information concerning executive compensation is contained under “Compensation Discussion and Analysis” in our 2011 Proxy Statement, which information is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in our 2011 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under our equity compensation plans is contained under “Equity Compensation Plan Information” in our 2010 Proxy Statement, which information is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning relationships and related transactions of our directors and officers is contained under “Related Party Transactions” in our 2011 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2011 Proxy Statement, which information is incorporated herein by reference.
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

The Navigators Group, Inc. (Company)
Dated: February 18, 2011	By:	/s/ FRANCIS W. MCDONNELL
Francis W. McDonnell
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 18, 2011

/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/s/ FRANCIS W. MCDONNELL Francis W. McDonnell	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ THOMAS C. CONNOLLY Thomas C. Connolly	Vice President and Treasurer Navigators Management Company (Principal Accounting Officer)	February 18, 2011

/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 18, 2011

/s/ PETER A. CHENEY Peter A. Cheney	Director	February 18, 2011

/s/ WILLIAM T. FORRESTER William T. Forrester	Director	February 18, 2011

/s/ JOHN F. KIRBY John F. Kirby	Director	February 18, 2011

/s/ MARC M. TRACT Marc M. Tract	Director	February 18, 2011

/s/ ROBERT V. MENDELSOHN	Director	February 18, 2011
Robert V. Mendelsohn

/s/ MARJORIE D. RAINES	Director	February 18, 2011
Marjorie D. Raines

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
The Navigators Group, Inc.
We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of debt securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board, as of January 1, 2009.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
New York, New York
February 18, 2011

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,
	2010	2009

ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010, $1,855,598; 2009, $1,777,983)	$1,882,245	$1,816,669
Equity securities, available-for-sale, at fair value (cost: 2010, $64,793; 2009, $47,376)	87,258	62,610
Short-term investments, at cost which approximates fair value	153,057	176,799
Cash	31,768	509

Total investments and cash	2,154,328	2,056,587

Premiums receivable	188,368	193,460
Prepaid reinsurance premiums	156,869	162,344
Reinsurance recoverable on paid losses	56,658	76,505
Reinsurance recoverable on unpaid losses and loss adjustment expenses	843,296	807,352
Deferred policy acquisition costs	55,201	56,575
Accrued investment income	15,590	17,438
Goodwill and other intangible assets	6,925	7,057
Current income tax receivable, net	1,054	4,854
Deferred income tax, net	15,141	31,222
Other assets	38,029	40,600

Total assets	$3,531,459	$3,453,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Reserves for losses and loss adjustment expenses	$1,985,838	$1,920,286
Unearned premiums	463,515	475,171
Reinsurance balances payable	105,904	98,555
Senior notes	114,138	114,010
Accounts payable and other liabilities	32,710	44,453

Total liabilities	2,702,105	2,652,475

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,274,440 shares for 2010 and 17,212,814 shares for 2009	1,728	1,721
Additional paid-in capital	312,588	304,505
Treasury stock, at cost (1,532,273 shares for 2010 and 366,330 shares for 2009)	(64,935)	(18,296)
Retained earnings	539,512	469,934
Accumulated other comprehensive income	40,461	43,655

Total stockholders’ equity	829,354	801,519

Total liabilities and stockholders’ equity	$3,531,459	$3,453,994

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
($ and shares in thousands, except net income per share)

	Year Ended December 31,
	2010	2009	2008

Gross written premiums	$987,201	$1,044,918	$1,084,922

Revenues:
Net written premiums	$653,938	$701,255	$661,615
Change in unearned premiums	5,993	(17,892)	(17,639)

Net earned premiums	659,931	683,363	643,976
Net investment income	71,662	75,512	76,554
Total other-than-temporary impairment losses	(2,222)	(29,265)	(37,045)
Portion of loss recognized in other comprehensive income (before tax)	1,142	17,388	—

Net other-than-temporary impairment losses recognized in earnings	(1,080)	(11,877)	(37,045)
Net realized gains (losses)	41,319	9,217	(1,254)
Other income (expense)	5,143	6,665	1,435

Total revenues	776,975	762,880	683,666

Expenses:
Net losses and loss adjustment expenses	421,155	435,998	393,131
Commission expenses	109,113	98,908	89,785
Other operating expenses	139,700	132,671	123,148
Interest expense	8,178	8,455	8,871

Total expenses	678,146	676,032	614,935

Income before income taxes	98,829	86,848	68,731

Income tax expense	29,251	23,690	17,039

Net income	$69,578	$63,158	$51,692

Net income per common share:
Basic	$4.33	$3.73	$3.08
Diluted	$4.24	$3.65	$3.04

Average common shares outstanding:
Basic	16,065	16,935	16,802
Diluted	16,415	17,322	16,992
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Year Ended December 31,
	2010	2009	2008

Preferred Stock
Balance at beginning and end of year	$—	$—	$—

Common stock
Balance at beginning of year	$1,721	$1,708	$1,687
Shares issued under stock plans	7	13	21

Balance at end of year	$1,728	$1,721	$1,708

Additional paid-in capital
Balance at beginning of year	$304,505	$298,872	$291,616
Share-based compensation	8,083	5,633	7,256

Balance at end of year	$312,588	$304,505	$298,872

Treasury stock, at cost
Balance at beginning of year	$(18,296)	$(11,540)	$—
Treasury stock acquired	(51,980)	(6,756)	(11,540)
Issuance related to share-based compensation	5,341	—	—

Balance at end of year	$(64,935)	$(18,296)	$(11,540)

Retained earnings
Balance at beginning of year	$469,934	$406,776	$355,084
Net income	69,578	63,158	51,692

Balance at end of year	$539,512	$469,934	$406,776

Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities, net of tax
Balance at beginning of year	$30,958	$(15,062)	$10,186
Change in year	(660)	46,020	(25,248)

Balance at end of year	30,298	30,958	(15,062)

Non-credit other-than-temporary impairment gains (losses), net of tax
Balance at beginning of year	4,000	—	—
Change in year	(2,824)	4,000	—

Balance at end of year	1,176	4,000	—

Cumulative translation adjustments, net of tax
Balance at beginning of year	8,697	8,563	3,533
Net adjustment	290	134	5,030

Balance at end of year	8,987	8,697	8,563

Balance at end of year	$40,461	$43,655	$(6,499)

Total stockholders’ equity at end of year	$829,354	$801,519	$689,317

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2010	2009	2008

Net income	$69,578	$63,158	$51,692

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $(1,324), $25,602 and $(12,034) in 2010, 2009 and 2008, respectively(1)	(3,484)	50,020	(25,248)
Change in foreign currency translation gains, net of tax expense of $157, $72 and $2,709 in 2010, 2009 and 2008, respectively	290	134	5,030

Other comprehensive income (loss)	(3,194)	50,154	(20,218)

Comprehensive income	$66,384	$113,312	$31,474

(1)	Disclosure of reclassification amount, net of tax:

Unrealized gains (losses) on investments arising during period	$22,634	$48,068	$(50,142)
Less: reclassification adjustment for net realized gains (losses) included in net income	26,858	5,882	(768)
reclassification adjustment for other-than-temporary impairment losses recognized in net income	(740)	(7,834)	(24,126)

Change in net unrealized gains (losses) on securities, net of tax	$(3,484)	$50,020	$(25,248)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net income	$69,578	$63,158	$51,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,362	4,551	4,761
Deferred income taxes	17,189	(2,285)	(16,522)
Net realized (gains) losses	(40,239)	2,660	38,299
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(17,359)	42,781	(48,314)
Reserves for losses and loss adjustment expenses	67,701	54,050	237,817
Prepaid reinsurance premiums	5,298	27,788	(3,701)
Unearned premiums	(10,990)	(8,872)	20,183
Premiums receivable	4,415	(20,447)	(14,369)
Deferred policy acquisition costs	1,212	(8,394)	2,627
Accrued investment income	1,856	(11)	(1,822)
Reinsurance balances payable	7,450	(42,808)	(10,048)
Current income taxes	3,092	(12,094)	(798)
Other	4,656	3,833	(14,530)

Net cash provided by operating activities	118,221	103,910	245,275

Investing activities:
Fixed maturities
Redemptions and maturities	206,461	135,374	131,674
Sales	1,191,796	473,913	186,106
Purchases	(1,439,725)	(728,216)	(473,295)
Equity securities
Sales	6,942	18,899	22,041
Purchases	(23,123)	(21,947)	(40,746)
Change in payable for securities	1,043	(15,836)	(112)
Net change in short-term investments	22,713	47,821	(61,431)
Purchase of property and equipment	(2,568)	(2,781)	(7,548)

Net cash used in investing activities	(36,461)	(92,773)	(243,311)

Financing activities:
Purchase of treasury stock	(51,980)	(6,756)	(11,540)
Purchase of Senior notes	—	(7,000)	—
Proceeds of stock issued from employee stock purchase plan	868	727	963
Proceeds of stock issued from exercise of stock options	611	944	3,014

Net cash used in financing activities	(50,501)	(12,085)	(7,563)

Increase (decrease) in cash	31,259	(948)	(5,599)
Cash at beginning of year	509	1,457	7,056

Cash at end of year	$31,768	$509	$1,457

Supplemental cash information:
Income taxes paid, net	$6,398	$37,089	$34,990
Interest paid	$8,050	$8,355	$8,750
Issuance of stock to directors	$190	$210	$200
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
We are an international insurance company focusing on specialty products within the overall property/casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance as well as other specialty insurance lines such as contractors’ liability and commercial primary and excess liability coverages.
Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.
We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2010, 2009 and 2008 underwriting years through our wholly owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. For financial information by segment, see Note 3: Segment Information to the Consolidated Financial Statements.
Significant Accounting Policies
Cash
Cash includes cash on hand, demand deposits with banks and treasury bills with original maturities of less than 90 days.

Investments
As of December 31, 2010 and 2009, all fixed maturity and equity securities held by the Company were carried at fair value and classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders’ equity. Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. Fixed maturity securities include bonds and mortgage-backed and asset-backed securities. Equity securities consist of common stock.
Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date.
All prices for our fixed maturities, short-term investments and equity securities valued as Level 1, Level 2 or Level 3 in the fair value hierarchy, as defined in the Financial Accounts Standards Board Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate fair value hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sample of the prices and assess their reasonableness.
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
The projected principal cash flows are based on certain prepayment assumptions which are generated using a prepayment model. The prepayment model uses a number of factors to estimate prepayment activity including the current levels of interest rates (refinancing incentive), time of year (seasonality), economic activity (including housing turnover) and term and age of the underlying collateral (burnout, seasoning). Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective adjustment method, whereby the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income for the current period being reported.
Realized gains and losses on sales of investments are recognized when the related trades are executed and are determined on the basis of the specific identification method.

Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of securities.
In the first quarter of 2009, we adopted accounting guidance relating to the recognition and presentation of other-than-temporary impairments (“OTTI”) on fixed maturity securities. When assessing whether the amortized cost basis of a fixed maturity security will be recovered, we compare the present value of cash flows expected to be collected to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within Other Comprehensive Income (“OCI”) unless we intend to sell such securities. If we intend to sell such securities they are written down to fair value through a charge to operations. Prior to 2009, when a fixed maturity security in our investment portfolio had an unrealized loss that was deemed to be other-than-temporary, we wrote the security down to fair value through a charge to operations.
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
For equity securities, we consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. Our ability to hold such securities is evaluated by the Company and is based on whether there is sufficient cash flow from operations and from maturities within our investment portfolio in order to meet claims payment and other disbursement obligations arising from our underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.
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
Reserves for Losses and Loss Adjustment Expenses
Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported claims and loss adjustment expenses (“IBNR”). Indicated IBNR loss reserves are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis.

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
Depreciation and Amortization
Depreciation of furniture and fixtures, electronic data processing equipment and amortization of computer software is provided over the estimated useful lives of the respective assets, ranging from three to seven years, using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the useful lives of those improvements or the contractual terms of the leases using the straight-line method.

Goodwill and Other Intangible Assets
Goodwill and other intangible assets were $6.9 million and $7.1 million at December 31, 2010 and 2009, respectively. The goodwill and other intangible assets consist of $2.5 million for the underwriting agencies at both December 31, 2010 and 2009, and $4.4 million and $4.6 million for the Lloyd’s Operations at December 31, 2010 and 2009, respectively. The December 31, 2010 goodwill and intangible assets of $6.9 million consists of $4.8 million of goodwill and $2.1 million of other intangible assets. The December 31, 2009 goodwill and other intangible assets of $7.1 million consists of $4.9 million of goodwill and $2.2 million of other intangible assets. Goodwill and other intangible assets on the Company’s consolidated balance sheets do not amortize and may fluctuate due to changes in the currency exchange rates between the U.S. dollar and the British pound.
We completed our annual impairment review of goodwill and other intangible assets which resulted in no impairment as of December 31, 2010.
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
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (Accounting Standards Update (“ASU”) 2010-06) which improves disclosures about fair value measurements (Accounting Standards Codification (“ASC” or “Codification”) 820-10). This guidance requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 and additional disclosures regarding Level 3 purchases, sales, issuances and settlements. In addition, this guidance also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for items classified as Level 2 or Level 3. This guidance was effective as of January 1, 2010 for calendar year reporting entities with the exception of the additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which is effective as of January 1, 2011 for calendar year reporting entities. Early adoption is permitted. We adopted this guidance in the first quarter of 2010 with the exception of the additional disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements which we will adopt in the first quarter of 2011. Adoption of this guidance did not have a material effect on our consolidated financial condition, results of operations or cash flows.

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

Note 2. Earnings Per Share
Following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated:

	Year Ended December 31, 2010
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share
	($ and shares in thousands, except net income per share)
Basic EPS:
Income available to common stockholders	$69,578	16,065	$4.33
Effect of dilutive securities:
Stock options and grants		350
Diluted EPS:
Income available to common stockholders	$69,578	16,415	$4.24

	Year Ended December 31, 2009
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share
	($ and shares in thousands, except net income per share)
Basic EPS:
Income available to common stockholders	$63,158	16,935	$3.73
Effect of dilutive securities:
Stock options and grants		387
Diluted EPS:
Income available to common stockholders	$63,158	17,322	$3.65

	Year Ended December 31, 2008
		Average	Net
	Net	Shares	Income
	Income	Outstanding	Per Share
	($ and shares in thousands, except net income per share)
Basic EPS:
Income available to common stockholders	$51,692	16,802	$3.08
Effect of dilutive securities:
Stock options and grants		190
Diluted EPS:
Income available to common stockholders	$51,692	16,992	$3.04

Options to purchase common shares are not included in the respective computations of diluted earnings per common share when the options’ exercise price is greater than the average market price of the common shares. This situation did not occur for the years presented in the tables directly above.
Note 3. Segment Information
We classify our business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of revenues and expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.
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
The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch and its wholly-owned subsidiary, Navigators Specialty Insurance Company. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses. Navigators Specialty Insurance Company underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty Insurance Company is 100% reinsured by Navigators Insurance Company.
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
Syndicate 1221’s stamp capacity was £168 million ($264 million) in 2010, £124 million ($194 million) in 2009, and £123 million ($228 million) in 2008. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write as determined by the Council of Lloyd’s. We controlled 100% of Syndicate 1221’s total stamp capacity in 2010, 2009, and 2008 through our wholly-owned Lloyd’s corporate member. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premium recorded in our financial statements is gross of commission. We provide letters of credit to Lloyd’s to support our participation in Syndicate 1221’s stamp capacity, see Note 8, Credit Facility.
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
Financial data by segment for 2010, 2009, and 2008 was as follows:

	Year Ended December 31, 2010
	Insurance	Lloyd’s
	Companies	Operations	Corporate (1)	Total
	($ in thousands)

Gross written premiums	$665,505	$321,696	$—	$987,201
Net written premiums	429,355	224,583	—	653,938

Net earned premiums	438,851	221,080	—	659,931
Net losses and LAE	(280,120)	(141,035)	—	(421,155)
Commission expenses	(59,122)	(49,991)	—	(109,113)
Other operating expenses	(106,631)	(33,112)	—	(139,743)
Other income (expense)	1,698	3,488	—	5,186

Underwriting profit (loss)	(5,324)	430	—	(4,894)

Net investment income	62,792	8,286	584	71,662
Net realized gains (losses)	36,057	3,323	859	40,239
Interest expense	—	—	(8,178)	(8,178)

Income (loss) before income taxes	93,525	12,039	(6,735)	98,829

Income tax expense (benefit)	27,219	4,389	(2,357)	29,251

Net income (loss)	$66,306	$7,650	$(4,378)	$69,578

Identifiable assets (1)	$2,592,679	$842,121	$81,657	$3,531,455

Loss and LAE ratio	63.8%	63.8%		63.8%
Commission expense ratio	13.5%	22.6%		16.5%
Other operating expense ratio (2)	23.9%	13.4%		20.4%

Combined ratio	101.2%	99.8%		100.7%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Year Ended December 31, 2010
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$223,061	$182,723	$405,784
Property Casualty	312,651	94,799	407,450
Professional Liability	129,793	44,174	173,967

Total	$665,505	$321,696	$987,201

Net written premiums:
Marine	$151,059	$149,340	$300,399
Property Casualty	197,845	54,049	251,894
Professional Liability	80,451	21,194	101,645

Total	$429,355	$224,583	$653,938

Net earned premiums:
Marine	$155,846	$149,225	$305,071
Property Casualty	200,741	49,852	250,593
Professional Liability	82,264	22,003	104,267

Total	$438,851	$221,080	$659,931

	Year Ended December 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Corporate (1)	Total
	($ in thousands)

Gross written premiums	$730,776	$314,142	$—	$1,044,918
Net written premiums	477,673	223,582	—	701,255

Net earned premiums	479,121	204,242	—	683,363
Net losses and LAE	(304,672)	(131,326)	—	(435,998)
Commission expenses	(61,949)	(37,727)	768	(98,908)
Other operating expenses	(104,801)	(27,896)	—	(132,697)
Other income (expense)	3,498	961	(768)	3,691

Underwriting profit	11,197	8,254	—	19,451

Net investment income	65,717	9,229	566	75,512
Net realized gains (losses)	533	(3,193)	—	(2,660)
Gain on debt repurchase	—	—	3,000	3,000
Interest expense	—	—	(8,455)	(8,455)

Income (loss) before income taxes	77,447	14,290	(4,889)	86,848

Income tax expense (benefit)	19,819	5,582	(1,711)	23,690

Net income (loss)	$57,628	$8,708	$(3,178)	$63,158

Identifiable assets (1)	$2,554,037	$799,577	$71,422	$3,453,994

Loss and LAE ratio	63.6%	64.3%		63.8%
Commission expense ratio	12.9%	18.5%		14.5%
Other operating expense ratio (2)	21.1%	13.2%		18.9%

Combined ratio	97.6%	96.0%		97.2%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Year Ended December 31, 2009
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$241,438	$191,959	$433,397
Property Casualty	352,285	78,151	430,436
Professional Liability	137,053	44,032	181,085

Total	$730,776	$314,142	$1,044,918

Net written premiums:
Marine	$171,289	$156,153	$327,442
Property Casualty	227,234	45,097	272,331
Professional Liability	79,150	22,332	101,482

Total	$477,673	$223,582	$701,255

Net earned premiums:
Marine	$157,534	$142,958	$300,492
Property Casualty	246,143	39,330	285,473
Professional Liability	75,444	21,954	97,398

Total	$479,121	$204,242	$683,363

	Year Ended December 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Corporate (1)	Total
	($ in thousands)

Gross written premiums	$762,190	$322,732	$—	$1,084,922
Net written premiums	472,688	188,927	—	661,615

Net earned premiums	463,298	180,678	—	643,976
Net losses and LAE	(275,767)	(117,364)	—	(393,131)
Commission expenses	(55,752)	(34,033)	—	(89,785)
Other operating expenses	(92,297)	(30,961)	110	(123,148)
Other income (expense)	2,145	(600)	(110)	1,435

Underwriting profit (loss)	41,627	(2,280)	—	39,347

Net investment income	63,544	11,655	1,355	76,554
Net realized gains (losses)	(37,822)	(477)	—	(38,299)
Interest expense	—	—	(8,871)	(8,871)

Income (loss) before income taxes	67,349	8,898	(7,516)	68,731

Income tax expense (benefit)	16,401	3,269	(2,631)	17,039

Net income (loss)	$50,948	$5,629	$(4,885)	$51,692

Identifiable assets (1)	$2,477,139	$779,800	$63,452	$3,349,580

Loss and LAE ratio	59.5%	65.0%		61.0%
Commission expense ratio	12.0%	18.8%		13.9%
Other operating expense ratio (2)	19.5%	17.5%		18.9%

Combined ratio	91.0%	101.3%		93.8%

(1)	Includes inter-segment transactions causing the row not to cross foot.

(2)	Includes Other operating expenses and Other income (expense).

	Year Ended December 31, 2008
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$248,080	$192,568	$440,648
Property Casualty	405,062	91,292	496,354
Professional Liability	109,048	38,872	147,920

Total	$762,190	$322,732	$1,084,922

Net written premiums:
Marine	$147,569	$132,788	$280,357
Property Casualty	261,322	32,735	294,057
Professional Liability	63,797	23,404	87,201

Total	$472,688	$188,927	$661,615

Net earned premiums:
Marine	$132,005	$126,126	$258,131
Property Casualty	273,977	32,644	306,621
Professional Liability	57,316	21,908	79,224

Total	$463,298	$180,678	$643,976

The Insurance Companies net earned premiums include $86.1 million, $85.4 million, and $69.0 million of net earned premiums from the U.K. Branch for 2010, 2009, and 2008, respectively.

Note 4. Investments
The following tables set forth our cash and investments as of December 31, 2010 and 2009.

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	639,199	15,202	(6,913)	630,910	(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed maturities	1,882,245	47,409	(20,762)	1,855,598	(1,646)

Equity securities — common stocks	87,258	22,475	(10)	64,793	—

Cash	31,768	—	—	31,768	—

Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2009	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$471,598	$7,397	$(597)	$464,798	$—
States, municipalities and political subdivisions	676,699	25,044	(2,917)	654,572	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	283,578	12,607	(98)	271,069	—
Residential mortgage obligations	31,071	—	(7,246)	38,317	(5,723)
Asset-backed securities	16,469	612	(34)	15,891	(23)
Commercial mortgage-backed securities	100,393	594	(5,028)	104,827	—

Subtotal	431,511	13,813	(12,406)	430,104	(5,746)
Corporate bonds	236,861	9,111	(759)	228,509	—

Total fixed maturities	1,816,669	55,365	(16,679)	1,777,983	(5,746)

Equity securities — common stocks	62,610	15,244	(10)	47,376	—

Cash	509	—	—	509	—

Short-term investments	176,799	—	—	176,799	—

Total	$2,056,587	$70,609	$(16,689)	$2,002,667	$(5,746)

The fair value of financial instruments is determined based on the following fair value hierarchy:
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

The following table presents the fair value hierarchy for our fixed maturities, equity securities and short-term investments that are measured at fair value as of December 31, 2010 and 2009:

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
December 31, 2010	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$212,933	$111,212	$—	$324,145
States, municipalities and political subdivisions	—	392,250	—	392,250
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	382,628	—	382,628
Residential mortgage obligations	—	20,463	—	20,463
Asset-backed securities	—	46,093	—	46,093
Commercial mortgage-backed securities	—	188,178	1,837	190,015

Subtotal	—	637,362	1,837	639,199
Corporate bonds	—	526,651	—	526,651

Total fixed maturities	212,933	1,667,475	1,837	1,882,245

Equity securities — common stocks	87,258	—	—	87,258

Total	$300,191	$1,667,475	$1,837	$1,969,503

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
December 31, 2009	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$331,921	$139,677	$—	$471,598
States, municipalities and political subdivisions	—	676,699	—	676,699
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	283,578	—	283,578
Residential mortgage obligations	—	31,071	—	31,071
Asset-backed securities	—	16,469	—	16,469
Commercial mortgage-backed securities	—	100,393	—	100,393

Subtotal	—	431,511	—	431,511
Corporate bonds	—	236,861	—	236,861

Total fixed maturities	331,921	1,484,748	—	1,816,669

Equity securities — common stocks	62,610	—	—	62,610

Total	$394,531	$1,484,748	$—	$1,879,279

There were no significant judgments made in classifying instruments in the fair value hierarchy.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the twelve months ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	($ in thousands)

Level 3 investments as of December 31	$—	$156
Unrealized net gains included in other comprehensive income (loss)	(19)	23
Purchases, sales, paydowns and amortization	1,856	(23)
Transfer from Level 3	—	(156)
Transfer to Level 3	—	—

Level 3 investments as of December 31	$1,837	$—

In the fourth quarter of 2010 we acquired one commercial mortgage-backed security whose fair value was determined based on a model priced by proxy. As a result, this security was categorized as a Level 3 investment for valuation purposes.
The following table shows the amount and percentage of our fixed maturities and short-term investments at December 31, 2010 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
	($ in thousands)

Extremely Strong	AAA	$1,122,760	55%
Very Strong	AA	355,094	17%
Strong	A	441,008	22%
Adequate	BBB	96,894	5%
Speculative	BB & below	14,461	1%
Not Rated	NR	5,085	0%

Total		$2,035,302	100%

The scheduled maturity dates for fixed maturity securities by the number of years until maturity at December 31, 2010 are shown in the following table:

Period from
December 31, 2010	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$31,073	$30,871
Due after one year through five years	472,812	462,407
Due after five years through ten years	490,251	482,401
Due after ten years	248,910	249,009
Mortgage- and asset-backed (including GNMAs)	639,199	630,910

Total	$1,882,245	$1,855,598

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 5.2 years.

The following table summarizes all securities in an unrealized loss position at December 31, 2010 and 2009, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in an unrealized loss position as well as the number of securities:

	December 31, 2010			December 31, 2009
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	36	$163,253	$4,499	24	$116,566	$597
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	36	163,253	4,499	24	116,566	597

States, municipalities and political subdivisions
0-6 Months	57	112,291	3,749	47	108,290	2,291
7-12 Months	1	1,004	20	4	3,534	112
> 12 Months	4	1,317	36	23	17,777	514

Subtotal	62	114,612	3,805	74	129,601	2,917

Agency mortgage-backed securities
0-6 Months	36	139,226	2,434	5	18,385	98
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	36	139,226	2,434	5	18,385	98

Residential mortgage obligations
0-6 Months	3	3,215	20	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	52	15,939	2,373	73	31,071	7,246

Subtotal	55	19,154	2,393	73	31,071	7,246

Asset-backed securities
0-6 Months	7	28,175	292	—	—	—
7-12 Months	—	—	—	—	—	—
> 12 Months	1	2	—	4	637	34

Subtotal	8	28,177	292	4	637	34

Commercial mortgage-backed securities
0-6 Months	16	78,212	1,755	11	28,103	324
7-12 Months	—	—	—	—	—	—
> 12 Months	2	491	39	21	45,135	4,704

Subtotal	18	78,703	1,794	32	73,238	5,028

Corporate bonds
0-6 Months	98	214,180	5,545	13	33,275	337
7-12 Months	—	—	—	—	—	—
> 12 Months	—			8	6,325	422

Subtotal	98	214,180	5,545	21	39,600	759

Total fixed maturities	313	$757,305	$20,762	233	$409,098	$16,679

Equity securities — common stocks
0-6 Months	1	$322	$10	—	$—	$—
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	1	872	10

Total equity securities	1	$322	$10	1	$872	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.
In the above table the residential mortgage obligation gross unrealized loss for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.
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
As of December 31, 2010, the largest single unrealized loss by a non-government backed issuer in the fixed maturities was $0.7 million.
The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of December 31, 2010 that we do not intend to sell and it is more likely than not that we will not be required to sell prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:
($ in thousands)

Beginning balance at January 1, 2010	$2,523
Credit losses on securities not previously impaired as of January 1, 2010	123
Reductions for securities sold during the period	(988)

Ending balance at December 31, 2010	$1,658

The following table summarizes the gross unrealized investment losses as of December 31, 2010 by length of time where the fair value is less than 80% of amortized cost.
Period for Which Fair Value is Less than 80% of Amortized Cost

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed maturities	$—	$—	$—	$(607)	$(607)
Equity securities	—	—	—	—	—

Total	$—	$—	$—	$(607)	$(607)

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

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Year ended December 31,
	2010		2009		2008
	Number of		Number of		Number of
	Securities	Amount	Securities	Amount	Securities	Amount
	($ in thousands, except # of securities)

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	2	$564	1	$748
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	18	1,835	39	19,783	4	7,856
Asset-backed securities	—	—	1	143	—	—
Equities	2	387	56	8,775	59	28,441

Total	20	$2,222	98	$29,265	64	$37,045

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		1,142		17,324		—
Asset-backed securities		—		64		—
Equities		—		—		—

Total		$1,142		$17,388		$—

Impairment losses recognized in earnings
Corporate and other bonds		$—		$564		$748
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		693		2,458		7,856
Asset-backed securities		—		79		—
Equities		387		8,776		28,441

Total		$1,080		$11,877		$37,045

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

For the twelve months ended December 31, 2010, for fixed maturity securities that we recognized an OTTI in earnings, we initially recorded $1.1 million in OTTI losses in OCI as a result of non-credit losses on non-agency residential mortgage-backed securities. Subsequent declines in unrealized losses related to the value of securities for which an OTTI loss in OCI was initially recorded resulted in a balance of $1.6 million of OTTI losses in OCI as of December 31, 2010.

	Year Ended December 31,
	2010			2009
	Number of	Pre-Tax	After-Tax	Number of	Pre-Tax	After-Tax
	Securities	Amount	Amount	Securities	Amount	Amount
	($ in thousands, except # of securities)

Beginning balance at January 1
Residential mortgage-backed securities	39	$5,723	$3,984	—	$—	$—
Asset-backed securities	1	23	16	—	—	—

Total		$5,746	$4,000		$—	$—

Portion of loss in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	18	$1,142	$742	39	$17,324	$11,261
Asset-backed securities	—	—	—	1	64	42

Total		$1,142	$742		$17,388	$11,303

Subsequent net unrealized losses (gains) related to securities in which an OTTI loss was recorded in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	31	$(3,668)	$(2,542)	39	$(11,601)	$(7,277)
Asset-backed securities	—	(15)	(11)	1	(41)	(26)

Total		$(3,683)	$(2,553)		$(11,642)	$(7,303)

Subsequent sale of securities in which an OTTI loss was recorded in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	9	$(1,551)	$(1,008)		$—	$—
Asset-backed securities	1	(8)	(5)	—	—	—

Total		$(1,559)	$(1,013)	—	$—	$—

Ending balance at December 31
Residential mortgage-backed securities	31	$1,646	$1,176	39	$5,723	$3,984
Asset-backed securities	—	—	—	1	23	16

Total		$1,646	$1,176		$5,746	$4,000

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at December 31, 2010 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$2	0%	$1,430	0%
Due after one year through five years	2,087	10%	153,866	20%
Due after five years through ten years	7,284	36%	218,215	28%
Due after ten years	4,476	22%	118,534	16%

Mortgage- and asset-backed securities	6,913	32%	265,260	36%

Total fixed maturity securities	$20,762	100%	$757,305	100%

Our net investment income was derived from the following sources:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Fixed maturities	$69,996	$74,779	$73,493
Equity securities	3,028	2,464	2,359
Short-term investments	965	811	3,925

	73,989	78,054	79,777
Investment expenses	(2,327)	(2,542)	(3,223)

Net investment income	$71,662	$75,512	$76,554

Our realized gains and losses were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Fixed maturities:
Gains	$42,932	$18,312	$3,650
(Losses)	(3,239)	(9,676)	(1,670)

	39,693	8,636	1,980

Equity securities:
Gains	1,867	2,110	720
(Losses)	(241)	(1,529)	(3,954)

	1,626	581	(3,234)

Net realized gains (losses)	$41,319	$9,217	$(1,254)

The change in net unrealized gains/(losses) consisted of:

	Year ended December 31,
	2010	2009	2008
	($ in thousands)

Fixed maturities	$(12,039)	$59,667	$(34,813)
Equity securities	7,231	15,955	(2,469)

	(4,808)	75,622	(37,282)

Deferred income tax (charged) credited	1,324	(25,602)	12,034

Change in unrealized gains (losses), net	$(3,484)	$50,020	$(25,248)

At December 31, 2010 and 2009, fixed maturities with amortized values of $10.9 million and $10.6 million, respectively, were on deposit with various state insurance departments. In addition, at December 31, 2010, investments of $1.2 million were on deposit at a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. In addition, at both December 31, 2010 and 2009, $0.3 million of investments were pledged as security under a reinsurance treaty.
At December 31, 2010 and 2009, we did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 5. Reserves for Losses and Loss Adjustment Expenses
Insurance companies and Lloyd’s syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE for insurance companies such as Navigators Insurance Company and Navigators Specialty Insurance Company, and Lloyd’s corporate members such as Navigators Corporate Underwriters Ltd. is dependent upon the receipt of information from the agents and brokers which produce the insurance business for us. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the agents and brokers and, subsequently, to Navigators Insurance Company, Navigators Specialty Insurance Company, Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd.
Case reserves are established by our Insurance Companies and Syndicate 1221 for reported claims when notice of the claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information, in part on industry experience and in part on the judgment of our senior corporate officers. Indicated reserves are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is recognized.
Total loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Using the aforementioned actuarial methods and different underlying assumptions, our actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each class of business. We do not calculate a range of loss reserve estimates. We believe that ranges may not be a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. The numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves include: interpreting loss development activity, emerging economic and social trends, inflation, changes in the regulatory and judicial environment and changes in our operations, including changes in underwriting standards and claims handling procedures. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

The following table summarizes the activity in our reserve for losses and LAE during the three most recent years:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Net reserves for losses and LAE at beginning of year	$1,112,934	$999,871	$847,303

Provision for losses and LAE for claims occurring in the current year	434,957	444,939	443,877
Decrease in estimated losses and LAE for claims occurring in prior years	(13,802)	(8,941)	(50,746)

Incurred losses and LAE	421,155	435,998	393,131

Losses and LAE paid for claims occurring during:
Current year	(76,982)	(59,412)	(60,104)
Prior years	(314,565)	(263,523)	(180,459)

Losses and LAE payments	(391,547)	(322,935)	(240,563)

Net reserves for losses and LAE at end of year	1,142,542	1,112,934	999,871

Reinsurance recoverables on unpaid losses and LAE	843,296	807,352	853,793

Gross reserves for losses and LAE at end of year	$1,985,838	$1,920,286	$1,853,664

The segment breakdown of prior years’ net reserve deficiency (redundancy) was as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Insurance Companies:
Marine	$(4,155)	$11,893	$(5,298)
Property Casualty	(14,923)	(35,658)	(33,065)
Professional Liability	13,623	20,686	(3,559)

Insurance Companies	$(5,455)	$(3,079)	$(41,922)
Lloyd’s Operations	(8,347)	(5,862)	(8,824)

Total	$(13,802)	$(8,941)	$(50,746)

The 2010 consolidated net redundancy of $13.8 million consisted of prior year savings of $5.5 million from the Insurance Companies and $8.3 million from the Lloyd’s Operations.

The Insurance Companies recorded $4.2 million of net prior year favorable development for the marine business, of which $2.6 million arose in the marine liability business due to favorable loss emergence relative to our expectations and $1.4 million in Hull as we eliminated IBNR in older underwriting years where we determined the year had been fully reported and saw case reserve reductions on a number of claims.
The Insurance Companies recorded $14.9 million of net prior year savings for property casualty business in total. The favorable development included:
•
$29.2 million for West Coast contractors’ liability due to an internal actuarial review conducted in 2010 which indicated that loss development on underwriting years 2006 to 2008 has been more favorable than our prior expectations with a partial offset for underwriting years 2004 and prior. This internal review includes a more detailed analysis than is included in our regular quarterly reserving process.

•	$2.9 million of favorable development on our offshore energy (NavTech) book due to favorable claims trends across a number of prior underwriting years.
•
$1.8 million of favorable development on the Somerset Re run-off book of business where we concluded the IBNR was no longer required and $1.5 million on our Agriculture reinsurance book where the reported activity was lower than our initial estimate for the 2009 treaty year.

Partially offsetting these favorable developments were adverse development of:
•
$16.5 million in our Specialty run-off books of business, including $13.3 million in our personal umbrella lines across multiple underwriting years where loss activity has exceeded our expectations and $2.0 million of adverse development in our Liquor business due to reported claim activity.

•	$1.7 million for New York construction liability due to unfavorable loss emergence.
The Insurance Companies recorded $13.6 million of net prior year unfavorable development for professional liability.
•
The directors and officers’ liability book of business had $15.7 million of adverse development, which was primarily attributable to a severity study of our open claims completed during the fourth quarter. This study showed our IBNR to be significantly deficient if current trends continued and we raised our loss estimates for underwriting years 2002 to 2009. This was partially offset by $1.4 million of favorable development on a run-off lawyers book of business written from London where we saw favorable settlements of outstanding claims and $0.7 million of favorable development on other lawyers business mostly due to a favorable claim reserve settlement.

The Lloyd’s Operations recorded $8.3 million in favorable loss development for prior years during 2010. This included favorable development of $3.2 million in Marine, $4.8 million in NavTech, and $0.5 million in all other areas. The Marine favorable development was primarily from 2007 and 2008 and was driven by liability, assumed reinsurance, and specie. NavTech’s favorable development was mostly from 2006-2008 driven by offshore energy.

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
We have established a reserve for uncollectible reinsurance in the amount of $13.0 million, which is determined by considering reinsurer specific default risk as indicated by their financial strength ratings.
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
The credit quality distribution of our reinsurance recoverables of $1.06 billion at December 31, 2010 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A. M. Best or S&P was as follows:

A.M. Best	Rating	Recoverable	Percent
Rating (1)	Description	Amounts	of Total
	($ in millions)

A++, A+	Superior	$447.8	42%
A, A-	Excellent	585.0	56%
B++, B+	Very good	4.4	0	%(2)
NR	Not rated	19.7	2	%(2)

Total		$1,056.9	100%

(1)	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)
The Company holds offsetting collateral of approximately 80.2% for B++ and B+ companies and 75.6% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 75.8% of our total recoverables) together with the reinsurance recoverables and collateral at December 31, 2010, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held (1)	Rating Agency (2)
	($ in millions)

Swiss Reinsurance America Corporation	$8.2	$98.4	$106.6	$9.0	A	AMB
Munich Reinsurance America Inc.	16.5	80.7	97.2	4.5	A+	AMB
Everest Reinsurance Company	19.4	67.1	86.5	9.0	A+	AMB
Transatlantic Reinsurance Company	21.4	62.6	84.0	8.7	A	AMB
National Indemnity Company	10.1	29.3	39.4	3.5	A++	AMB
Scor Holding (Switzerland) AG	9.1	29.4	38.5	11.5	A	AMB
General Reinsurance Corporation	1.5	34.9	36.4	1.3	A++	AMB
White Mountains Reinsurance of America	0.3	36.0	36.3	0.2	A-	AMB
Partner Reinsurance Europe	8.3	26.8	35.1	16.7	AA-	S&P
Munchener Ruckversicherungs-Gesellschaft	1.1	32.7	33.8	7.7	A+	AMB
Berkley Insurance Company	3.4	29.2	32.6	0.2	A+	AMB
Platinum Underwriters Re	2.1	26.7	28.8	2.5	A	AMB
Lloyd’s Syndicate #2003	2.9	23.8	26.7	4.2	A	AMB
Ace Property and Casualty Insurance Company	5.5	19.1	24.6	2.5	A+	AMB
Allied World Reinsurance	7.1	13.1	20.2	2.8	A	AMB
Swiss Re International SE	0.7	15.6	16.3	5.7	A	AMB
AXIS Re Europe	3.6	11.5	15.1	4.0	A	AMB
Axa Corporate Solutions	0.4	14.0	14.4	0.7	AA-	S&P
Hannover Ruckversicherung	0.5	13.6	14.1	2.8	A	AMB
Validus Reinsurance Ltd.	1.8	11.9	13.7	5.6	A-	AMB

Top 20 Total	$123.9	$676.4	$800.3	$103.1
All Other	33.0	223.6	256.6	76.1

Total	$156.9	$900.0	$1,056.9	$179.2

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

(2)	A.M. Best
The largest portion of our collateral consists of letters of credit obtained from reinsurers in accordance with New York Insurance Department Regulation No. 133. This regulation requires collateral to be held by the ceding company from assuming companies not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the NAIC may be deemed acceptable issuers of letters of credit by the New York Insurance Department. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counter-party to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counter-party bank in the event such counter-party bank becomes unqualified and the reinsurer experiences significant financial deterioration or becomes insolvent. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer.

Approximately $43.7 million and $69.7 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2010 and 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Gustav and Ike. Approximately $29.7 million and $68.5 million of the reinsurance recoverables for paid and unpaid losses at December 31, 2010 and 2009, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina and Rita. In addition, also included in reinsurance recoverables for paid and unpaid losses was approximately $76.2 million due from reinsurers as a result of the losses from Deepwater Horizon.
The following table summarizes written premium:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Direct	$916,817	$966,251	$1,016,521
Assumed	70,384	78,667	68,401
Ceded	(333,263)	(343,663)	(423,307)

Net	$653,938	$701,255	$661,615

The following table summarizes earned premium:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Direct	$925,935	$977,170	$993,123
Assumed	72,643	78,932	69,989
Ceded	(338,647)	(372,739)	(419,136)

Net	$659,931	$683,363	$643,976

The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Direct	$669,949	$625,558	$646,095
Assumed	32,505	44,318	38,013
Ceded	(281,299)	(233,878)	(290,977)

Net	$421,155	$435,998	$393,131

We are required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements. Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $(0.8) million, $2.0 million, and $2.4 million for 2010, 2009, and 2008, respectively.
Note 7. Income Taxes
We are subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which we operate. We file a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the IRS have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the Internal Revenue Service (“IRS”). These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. Our corporate members are subject to this agreement and will receive United Kingdom (“U.K.”) tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Our effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent we are unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of our foreign agencies as these earnings are not considered currently taxable Subpart F income. These earnings are subject to taxes under U.K. tax regulations at a 28% rate. We have not provided for U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our non-U.S. subsidiaries. A finance bill was enacted in the U.K. in July 2010 that reduces the U.K. corporate tax rate from 28% to 27% effective April 2011. The effect of such tax rate change was not material.

The components of current and deferred income tax expense (benefit) were as follows:

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)

Current income tax expense:
Federal and foreign	$11,965	$25,833	$33,126
State and local	97	142	435

Subtotal	12,062	25,975	33,561

Deferred income tax expense (benefit):
Federal and foreign	17,189	(2,285)	(16,522)
State and local	—	—	—

Subtotal	17,189	(2,285)	(16,522)

Total income tax expense	$29,251	$23,690	$17,039

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre-tax operating income was as follows:

	Year Ended December 31,
	2010		2009		2008
	($ in thousands)

Computed expected tax expense	$34,590	35.0%	$30,397	35.0%	$24,056	35.0%
Tax-exempt interest	(5,093)	-5.2%	(7,051)	-8.1%	(6,650)	-9.7%
Dividends received deduction	(611)	-0.6%	(508)	-0.6%	(493)	-0.7%
Current state and local income taxes, net of federal income tax	63	0.1%	93	0.1%	284	0.4%
Change in the deferred state and local income tax, net of deferred tax assets	463	0.5%	3,546	4.1%	(154)	-0.2%
Change in the valuation allowance	(463)	-0.5%	(3,546)	-4.1%	154	0.2%
Other	302	0.3%	759	0.9%	(158)	-0.2%

Actual tax expense and rate	$29,251	29.6%	$23,690	27.3%	$17,039	24.8%

The tax effects of temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	Year ended December 31,
	2010	2009
	($ in thousands)
Deferred tax assets:
Loss reserve discount	$30,190	$31,798
Unearned premiums	14,358	15,023
Investment impairments	2,585	19,327
Compensation related	5,149	6,052
State and local net deferred tax assets	2,185	2,648
Other	1,287	721

Total gross deferred tax assets	55,754	75,569
Less: Valuation allowance	(2,185)	(2,648)

Total deferred tax assets	53,569	72,921

Deferred tax liabilities:
Deferred acquisition costs	(11,645)	(12,205)
Net unrealized gains on securities	(17,638)	(18,962)
Other	(9,145)	(10,532)

Total deferred tax liabilities	(38,428)	(41,699)

Net deferred income tax asset	$15,141	$31,222

We have not provided for U.S. deferred income taxes on the undistributed earnings of approximately $65.6 million of our non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in our foreign subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $4.6 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the non-U.S. subsidiary assuming all foreign tax credits are realized.
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that we will realize the benefits of its deductible differences at December 31, 2010, net of any valuation allowance.
We had state and local deferred tax assets amounting to potential future tax benefits of $2.2 million and $2.6 million for December 31, 2010 and 2009, respectively. Included in the deferred tax assets are net operating loss carryforwards of $1.4 million and $1.3 million at December 31, 2010 and 2009, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our state and local tax carryforwards at December 31, 2010 expire from 2023 to 2025.

As of December 31, 2010 and 2009, we had no material unrecognized tax benefits. For the years ended December 31, 2010, 2009 and 2008, we did not recognize any interest or penalties in our statement of operations. U.S. federal, state and foreign income tax returns for the tax years 2007 through 2009 are subject to examination by the relevant tax authorities.
Note 8. Credit Facility
On April 1, 2010, we entered into a $140 million credit facility agreement entitled “Fifth Amended and Restated Credit Agreement” with JPMorgan Chase Bank, N.A., as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and amends and replaces the $75 million credit facility that expired by its terms on April 2, 2010. We may request that the facility be increased by an amount not to exceed $25 million. The credit facility, which is denominated in U.S. dollars, is utilized primarily by Navigators Corporate Underwriters Ltd. and Millennium Underwriting Ltd. to fund our participation in Syndicate 1221 through letters of credit. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The credit facility expires on March 31, 2011. At December 31, 2010, letters of credit with an aggregate face amount of $129.1 million were outstanding under the credit facility.
The above mentioned credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at December 31, 2010.
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
The Senior Notes, our only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. We may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2010, we were in compliance with all such covenants.
Interest expense on the Senior Notes in 2010 and 2009 was $8.2 million and $8.5 million. The fair value of the Senior Notes, which is based on the quoted market price, was $117.6 million at both December 31, 2010 and 2009 respectively.
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
Note 11. Commitments and Contingencies
Future minimum annual rental commitments at December 31, 2010 under various noncancellable operating leases for our office facilities, which expire at various dates through 2020, are as follows:

Year Ended December 31,	($ in thousands)

2011	$9,748
2012	9,082
2013	8,938
2014	7,737
2015	6,912
Subsequent to 2015	14,600

Total	$57,017

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2010, 2009, and 2008 was $9.3 million, $8.6 million, and $7.1 million, respectively.

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
In October 2010, Equitas Insurance Limited represented by Resolute Management Services Limited (“Resolute”) commenced litigation and arbitration proceedings (the “Resolute Proceedings”) against Navigators Management Company, Inc., a wholly-owned subsidiary of the Company (“NMC”). The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment. The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims. While it is too early to predict with any certainty the outcome of the Resolute Proceedings, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an unexpected adverse resolution of the Resolute Proceedings could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.
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

Changes in our issued and outstanding common shares are reflected in the following table:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Balance, beginning of year	16,846	16,856	16,873
Vested stock grants	109	74	36
Employee stock purchase plan	22	17	17
Stock options exercised	29	41	155
Treasury shares purchased	(1,264)	(142)	(225)

Balance, end of year	15,742	16,846	16,856

There are no preferred shares issued.
In November 2009, the Parent Company’s Board of Directors adopted a stock repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a share repurchase program for up to an additional $65 million of the Parent Company’s common stock. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

The following presents our share repurchases under the aforementioned programs for the periods indicated:

			Dollar Value
			of Shares that
	Total Number	Average	May Yet Be
	of Shares	Cost Paid	Purchased Under
	Purchased	Per Share	the Program (1)
	($ in thousands, except per share)

October 2009	—	$—	$35,000
November 2009	29,021	$47.30	$33,627
December 2009	112,555	$47.83	$28,243

Subtotal fourth quarter	141,576	$47.72

Total 2009 activity	141,576	$47.72

January 2010	171,500	$44.32	$20,642
February 2010	128,500	$41.79	$15,272
March 2010	273,600	$39.10	$69,573

Subtotal first quarter	573,600	$41.27

April 2010	149,912	$40.92	$63,439
May 2010	248,430	$39.92	$53,522
June 2010	159,661	$40.38	$47,075

Subtotal second quarter	558,003	$40.32

July 2010	57,177	$42.10	$44,668
August 2010	32,556	$42.49	$43,284
September 2010	7,382	$42.29	$42,972

Subtotal third quarter	97,115	$42.25

October 2010	1,500	$42.85	$42,841
November 2010	34,066	$48.27	$41,265
December 2010	—	$—	$41,265

Subtotal fourth quarter	35,566	$48.04

Total 2010 activity	1,264,284	$41.11

Total share repurchase activity	1,405,860	$41.78

(1)	Balance as of the end of the month indicated.

Note 13. Dividends from Subsidiaries and Statutory Financial Information
Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. At December 31, 2010, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2011 without prior regulatory approval was $68.7 million. Navigators Insurance Company paid $40.0 million, $25.0 million, and $20.0 million in dividends to the Parent Company in 2010, 2009, and 2008, respectively.
The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2010 (unaudited), 2009 and 2008 was $81.1 million, $44.5 million and $34.0 million, respectively. The statutory surplus as filed with the regulatory authorities was $686.9 million and $645.8 million at December 31, 2010 (unaudited) and 2009, respectively.
The NAIC has codified statutory accounting practices for insurance enterprises. As a result of this process, the NAIC issued a revised statutory Accounting Practices and Procedures Manual that became effective January 1, 2001, and is updated each year. We prepare our statutory basis financial statements in accordance with the most recently updated statutory manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner. The significant differences between SAP and GAAP, as they relate to our operations, are as follows: (1) acquisition and commission costs are expensed when incurred, while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders’ equity; (3) certain deferred tax assets are not permitted to be included in statutory surplus, while under GAAP deferred taxes are provided to reflect all temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts, while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents’ balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.
As part of its general regulatory oversight process, the New York Insurance Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. Navigators Insurance Company and Navigators Specialty Insurance Company were examined by the New York Insurance Department for the years 2001 through 2004. The New York Insurance Department commenced an examination of the years 2005 through 2009 in January 2010 which is expected to conclude by June 2011. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations and subject to examination by the U.K. Financial Services Authority.

Note 14. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan
At our May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for our common stock. In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights from 1,000,000 to 1,500,000. Stockholders further amended and restated the 2005 Stock Incentive Plan in 2010. Now known as the 2005 Amended and Restated Stock Incentive Plan, but no additional shares authorized for issuance. As of December 31, 2010, 955,171 of such awards were issued leaving 544,829 awards available to be issued in subsequent periods. Upon the approval of the 2005 Amended and Restated Stock Incentive Plan, no further awards are being issued under any of our other stock plans or the stock appreciation rights plan. All stock options issued under the 2005 Amended and Restated Stock Incentive Plan are exercisable upon vesting for one share of our common stock and are granted at exercise prices no less than the fair market value of our common stock on the date of grant.
Restricted stock grants are expensed in tranches over the vesting period. The pre-tax amounts charged to expense were $5.6 million in 2010, and $8.8 million in both 2009 and 2008. In addition, $30,000 in each of 2010, 2009 and 2008 of the Company’s common stock was earned by each non-employee director as a portion of the director’s compensation for serving on the Company’s Board of Directors. The stock is issued in the first quarter of the year following the year of service and is fully vested when issued. The expense for 2010, 2009 and 2008 for the stock earned by directors was $210,000, $180,000 and $210,000 respectively.
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
Unvested restricted stock grants outstanding at December 31, 2010, 2009, and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008

Stock grants outstanding at beginning of year	619,739	558,049	391,866
Granted	169,134	202,731	243,587
Vested	(156,723)	(104,677)	(63,768)
Forfeited	(41,489)	(36,364)	(13,636)

Balance at end of year	590,661	619,739	558,049

The pretax amounts charged to expense for stock options were zero in 2010 and 2009, and $235,000 in 2008.

Stock options outstanding at December 31, 2010, 2009, and 2008 were as follows:

	Year ended December 31,
	2010		2009		2008
		Average		Average		Average
	No. of	Exercise	No. of	Exercise	No. of	Exercise
	Shares	Prices	Shares	Prices	Shares	Prices

Options outstanding at beginning of year	191,000	$26.21	231,750	$25.62	384,350	$23.34
Granted	—		—		—
Exercised	(29,000)	$21.12	(40,750)	$23.16	(152,350)	$19.78
Expired or forfeited	(4,500)	$26.69	—	$—	(250)	$29.11

Options outstanding at end of year	157,500	$27.13	191,000	$26.21	231,750	$25.67

Number of options exercisable	157,500	$27.13	191,000	$26.21	230,250	$25.62

The following table summarizes information about options outstanding at December 31, 2010:

		Average
	Outstanding	Remaining	Average	Exercisable	Average
Price Range	Options	Contract Life	Exercise Price	Options	Exercise Price

$16 to $20	27,000	1.1	$17.62	27,000	$17.62
$21 to $30	109,000	3.0	$28.25	109,000	$28.25
$31 to $37	21,500	4.2	$33.39	21,500	$33.39
We have a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights (“SARs”) at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Amended and Restated Stock Incentive Plan, no further awards will be issued from the Stock Appreciation Rights Plan. The pre-tax amounts recognized as a benefit relating to SARs in 2010, 2009 and 2008 were $0.1 million, $0.4 million and $0.6 million, respectively.

SARs outstanding at December 31, 2010, 2009, and 2008 were as follows:

	Year Ended December 31,
	2010		2009		2008
		Average		Average		Average
		Exercise		Exercise		Exercise
	SARs	Prices	SARs	Prices	SARs	Prices

SARs outstanding at beginning of year	52,000	$14.05	59,250	$13.89	64,250	$13.63
Granted	—	$—	—	$—	—	$—
Exercised	(35,500)	$11.86	(7,250)	$12.76	(5,000)	$10.50
Expired or forfeited	—	$—	—	$—	—	$—

SARs outstanding at end of year	16,500	$18.74	52,000	$14.05	59,250	$13.89

Number of SARs exercisable	16,500	$18.74	52,000	$14.05	59,250	$13.89

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees. The employee is offered the opportunity to purchase our common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of our common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be approximately 10,588 shares purchased in 2011 from funds withheld during the July 1, 2010 to December 31, 2010 offering period. There were 22,451 shares purchased in 2010 in the aggregate from funds withheld during the offering periods of July 1, 2009 to December 31, 2009 and January 1, 2010 to June 30, 2010. We expense both the value of the 10% discount and the “look-back” option which provides for the more favorable price at either the beginning or end of the offering period. The amount of expense recorded for 2010, 2009, and 2008 relating to the ESPP was $0.2 million for each period, respectively.
Note 15. Retirement Plans
We sponsor a defined contribution plan covering substantially all our U.S. employees. For 2010 and 2009, Company contributions were equal to 7.5% of each eligible employee’s gross pay (plus bonus of up to $2,500), up to the amount permitted by certain Federal regulations. Employees vest at 20% per year beginning at the end of their second year and an additional 20% at the end of each subsequent year until being fully vested after six years of service. The expense recorded for the defined contribution plan was $2.9 million $2.7 million and $2.8 million in 2010, 2009, and 2008, respectively. We sponsor a similar defined contribution plan under U.K. regulations for our U.K. employees. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary. The expense recorded for the U.K. defined contribution plan was $1.5 million for 2010 and $1.4 million for 2009 and 2008, respectively. Such expenses are included in Other operating expenses.

We have a 401(k) plan for all eligible employees. Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations. Beginning in 2008, we matched 100% of the first 4% that each eligible employee contributes; our contribution vests immediately. In addition, beginning in 2008, we have the discretion of contributing up to 4% to each eligible employee’s 401(k) plan irrespective of the employees’ contribution amount which also vests immediately. The expense recorded for such plan was $1.7 million, $1.2 million and $0.9 million for 2010, 2009 and 2008, respectively.
Note 16. Quarterly Financial Data (Unaudited)
Following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2010	2010	2010	2010
	($ in thousands, except net income per share)

Gross written premiums	$270,145	$253,568	$233,638	$229,850
Net written premiums	189,317	165,005	157,807	141,809
Revenues:
Net earned premiums	164,069	161,471	168,233	166,158
Net investment income	17,972	17,853	17,839	17,998
Total other-than-temporary impairment losses	(251)	(489)	(1,034)	(448)
Portion of loss recognized in Other comprehensive income (before tax)	170	334	365	273

Net other-than-temporary impairment losses recognized in earnings	(81)	(155)	(669)	(175)
Net realized gains (losses)	6,113	11,020	4,521	19,665
Other income (expense)	1,070	(899)	2,767	2,205

Total revenues	189,143	189,290	192,691	205,851

Expenses:
Net losses and loss adjustment expenses	103,807	99,863	107,463	110,022
Commission expenses	25,316	25,677	25,185	32,935
Other operating expenses	34,586	34,513	34,682	35,919
Interest expense	2,044	2,044	2,045	2,045

Total expenses	165,753	162,097	169,375	180,921

Income before income taxes	23,390	27,193	23,316	24,930
Income tax expense	6,345	8,223	7,091	7,592

Net income	$17,045	$18,970	$16,225	$17,338

Comprehensive income (loss)	$24,505	$26,164	$40,023	$(24,308)

Combined ratio	99.1%	99.7%	97.8%	106.3%
Net income per common share:
Basic	$1.02	$1.18	$1.03	$1.10
Diluted	$1.00	$1.16	$1.00	$1.07

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009
	($ in thousands, except net income per share)

Gross written premiums	$275,259	$272,729	$245,191	$251,739
Net written premiums	200,652	183,007	156,001	161,595
Revenues:
Net earned premiums	164,946	169,868	171,271	177,278
Net investment income	18,743	18,656	19,110	19,003
Total other-than-temporary impairment losses	(26,871)	(1,876)	(22)	(496)
Portion of loss recognized in Other comprehensive income (before tax)	16,171	1,407	(525)	335

Net other-than-temporary impairment losses recognized in earnings	(10,700)	(469)	(547)	(161)
Net realized gains (losses)	(1,537)	2,596	6,682	1,476
Other income (expense)	143	5,302	1,241	(21)

Total revenues	171,595	195,953	197,757	197,575

Expenses:
Net losses and loss adjustment expenses	100,247	100,728	107,591	127,432
Commission expenses	22,448	26,278	22,852	27,330
Other operating expenses	30,535	33,019	35,018	34,099
Interest expense	2,219	2,150	2,042	2,044

Total expenses	155,449	162,175	167,503	190,905

Income before income taxes	16,146	33,778	30,254	6,670
Income tax expense	4,146	10,128	8,822	594

Net income	$12,000	$23,650	$21,432	$6,076

Comprehensive income (loss)	$19,503	$34,876	$62,119	$(3,186)

Combined ratio	92.8%	92.9%	95.9%	106.5%
Net income per common share:
Basic	$0.71	$1.40	$1.26	$0.36
Diluted	$0.71	$1.39	$1.24	$0.35

SCHEDULE I
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUMMARY OF CONSOLIDATED INVESTMENTS—OTHER THAN INVESTMENTS
IN RELATED PARTIES
December 31, 2010

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	639,199	15,202	(6,913)	630,910	(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed maturities	1,882,245	47,409	(20,762)	1,855,598	(1,646)

Equity securities — common stocks	87,258	22,475	(10)	64,793	—

Cash	31,768	—	—	31,768	—

Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE NAVIGATORS GROUP, INC.
BALANCE SHEETS
(Parent Company)
($ in thousands, except share data)

	December 31,
	2010	2009
ASSETS

Cash and investments	$53,217	$63,676
Investments in subsidiaries	877,999	846,295
Goodwill and other intangible assets	2,534	2,534
Other assets	12,028	5,213

Total assets	$945,778	$917,718

LIABILITIES

7% Senior Notes	$114,138	$114,010
Accounts payable and other liabilities	946	847
Accrued interest payable	1,340	1,342

Total liabilities	116,424	116,199

STOCKHOLDERS’ EQUITY

Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.10 par value, 50,000,000 shares authorized: authorized; issued 17,274,440 shares for 2010 and 17,212,814 shares for 2009	1,728	1,721
Additional paid-in capital	312,588	304,505
Treasury stock, at cost (1,532,273 shares for 2010 and 366,330 shares for 2009)	(64,935)	(18,296)
Retained earnings	539,512	469,934
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	31,474	34,958
Foreign currency translation adjustment, net of tax	8,987	8,697

Total stockholders’ equity	829,354	801,519

Total liabilities and stockholders’ equity	$945,778	$917,718

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF INCOME
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$630	$583	$1,354
Dividends received from wholly-owned subsidiaries	40,000	25,000	20,000

Total revenues	40,630	25,583	21,354

Expenses:
Interest expense	8,178	8,455	8,871
Other (income) expense	634	(1,482)	1,016

Total expenses	8,812	6,973	9,887

Income before income tax benefit	31,818	18,610	11,467
Income tax benefit	(2,846)	(2,174)	(3,495)

Income before equity in undistributed net income of wholly owned subsidiaries	34,664	20,784	14,962
Equity in undistributed net income of wholly-owned subsidiaries	34,914	42,374	36,730

Net income	$69,578	$63,158	$51,692

SCHEDULE II
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
THE NAVIGATORS GROUP, INC.
STATEMENTS OF CASH FLOWS
(Parent Company)
($ in thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities:
Net income	$69,578	$63,158	$51,692
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(74,914)	(67,374)	(56,730)
Dividends received from subsidiaries	40,000	25,000	20,000
Other	4,543	4,682	604

Net cash provided by operating activities	39,207	25,466	15,566

Investing activities:
Fixed maturities, available-for-sale
Sales	26,313	9,103	9,637
Purchases	(28,213)	(34,932)	(13,500)
Equity securities
Sales	2,995	—	—
Purchases	(2,367)	—	—
Net increase in short-term investments	5,122	13,863	2,432

Net cash provided by (used in) investing activities	3,850	(11,966)	(1,431)

Financing activities:
Capital contribution	—	(2,000)	—
Purchase of treasury stock	(51,980)	(6,756)	(11,540)
Purchase of Senior notes	—	(7,000)	—
Proceeds of stock issued from employee stock purchase plan	868	727	963
Proceeds of stock issued from exercise of stock options	611	944	3,014

Net cash used in financing activities	(50,501)	(14,085)	(7,563)

Increase (decrease) in cash	(7,444)	(585)	6,572
Cash at beginning of year	9,090	9,675	3,103

Cash at end of year	$1,646	$9,090	$9,675

SCHEDULE III
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
($ in thousands)

		Reserve					Losses	Amortization
	Deferred	for losses		Other policy			and loss	of deferred
	policy	and loss		claims and	Net	Net	adjustment	policy	Other	Net
	acquisition	adjustment	Unearned	benefits	earned	investment	expenses	acquisition	operating	written
	costs	expenses	premiums	payable	premiums	income (1)	incurred	costs (2)	expenses (1)	premiums
Year ended December 31, 2010
Insurance Companies	$33,273	$1,433,556	$318,119	$—	$438,851	$62,792	$280,120	$59,122	$106,631	$429,355
Lloyd’s Operations	21,928	552,282	145,396	—	221,080	$8,286	$141,035	$49,991	$33,112	$224,583

	$55,201	$1,985,838	$463,515	$—	$659,931	$71,078	$421,155	$109,113	$139,743	$653,938

Year ended December 31, 2009
Insurance Companies	$34,872	$1,395,876	$334,798	$—	$479,121	$65,717	$304,672	$61,949	$104,801	$477,673
Lloyd’s Operations	21,703	524,410	140,373	—	204,242	9,229	131,326	37,727	27,896	223,582

	$56,575	$1,920,286	$475,171	$—	$683,363	$74,946	$435,998	$99,676	$132,697	$701,255

Year ended December 31, 2008
Insurance Companies	$33,308	$1,359,231	$348,824	$—	$463,298	$63,544	$275,767	$55,752	$92,297	$472,688
Lloyd’s Operations	14,310	494,433	131,841	—	180,678	11,655	117,364	34,033	30,961	188,927

	$47,618	$1,853,664	$480,665	$—	$643,976	$75,199	$393,131	$89,785	$123,258	$661,615

(1)	Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.

(2)	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
REINSURANCE
Written Premiums
($ in thousands)

		Ceded to	Assumed		Percentage
	Direct	other	from other	Net	of amount
	Amount	companies	companies	amount	assumed to net

Year ended December 31, 2010 Property-Casualty	$916,817	$333,263	$70,384	$653,938	11%

Year ended December 31, 2009 Property-Casualty	$966,251	$343,663	$78,667	$701,255	11%

Year ended December 31, 2008 Property-Casualty	$1,016,521	$423,307	$68,401	$661,615	10%

SCHEDULE V
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
($ in thousands)

	Balance at				Balance at
	January 1,	Charged (Credited) to	Charged to	Deductions	December 31,
Description	2010	Costs and Expenses	Other Accounts	(Describe)	2010

Allowance for uncollectible reinsurance	$13,799	$(829)	$—	$—	$12,970

Valuation allowance in deferred taxes	$2,648	$(463)	$—	$—	$2,185

SCHEDULE VI
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
($ in thousands)

		Reserve							Amortization
	Deferred	for losses					Losses and loss adjustment		of deferred
Affiliation	policy	and loss	Discount,		Net	Net	expenses incurred related to		policy	Other	Net
with	acquisition	adjustment	if any,	Unearned	earned	investment	Current	Prior	acquisition	operating	written
Registrant	costs	expenses	deducted	premiums	premiums	income (1)	year	years	costs (2)	expenses (1)	premiums

Consolidated Subsidiaries
Year ended December 31, 2010	$55,201	$1,985,838	$—	$463,515	$659,931	$71,078	$434,957	$(13,802)	$109,113	$139,743	$653,938

Year ended December 31, 2009	$56,575	$1,920,286	$—	$475,171	$683,363	$74,946	$444,939	$(8,941)	$99,676	$132,697	$701,255

Year ended December 31, 2008	$47,618	$1,853,664	$—	$480,665	$643,976	$75,199	$443,877	$(50,746)	$89,785	$123,258	$661,615

(1)	Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.

(2)	Amortization of Deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

INDEX TO EXHIBITS

Previously Filed and
Incorporated Herein
Exhibit No.		Description of Exhibit	by Reference to:

3-1		Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-2		Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-3		By-laws, as amended	Form S-1 (File No. 33-5667)
3-4		Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006
4-1		Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)
10-1		Management Agreement between Navigators Insurance Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-2		Agreement between the Company and Navigators Management Company, Inc. (formerly Somerset Marine, Inc.)	Form S-1 (File No. 33-5667)
10-3	*	Stock Option Plan	Form S-1 (File No. 33-5667)
10-4	*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)
10-5		Agreement with Bradley D. Wiley dated June 3, 1997	Form 10-K for December 31, 1997
10-6		Employment Agreement with Salvatore A. Margarella dated March 1, 1999	Form 10-K for December 31, 1998
10-7		Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001
10-8		Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002
10-9	*	2002 Stock Incentive Plan	Proxy Statement for May 30, 2002
10-10	*	Employee Stock Purchase Plan	Proxy Statement for May 29, 2003
10-11	*	Executive Performance Incentive Plan	Proxy Statement for May 29, 2003
10-12		Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No. 333-108424)
10-14		Form of Stock Grant Award Certificate and Restricted Stock Agreement for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-15		Form of Option Award Certificate for the 2002 Stock Incentive Plan (approved at Annual Meeting of Shareholders held May 30, 2002)	Form 10-Q for September 30, 2004
10-16		Agreement with Jane E. Keller	Form 10-Q for September 30, 2004
10-17		Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	Form 8-K filed December 14, 2004
10-18		Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	Form 8-K filed January 18, 2005
10-19		Second Amended and Restated Credit Agreement among the Company and the Lenders dated January 31, 2005	Form 8-K filed February 4, 2005
10-20	*	2005 Stock Incentive Plan	Proxy Statement for May 20, 2005
10-23		Third Amended and Restated Credit Agreement among the Company and the Lenders dated February 2, 2007	Form 8-K filed February 7, 2007
10-24		Paul J. Malvasio Letter Agreement and Retirement Agreement	Form 10-Q for March 31, 2008
10-25		Agreement with Francis W. McDonnell	Form 8-K filed July 29, 2008

Previously Filed and
Incorporated Herein
Exhibit No.		Description of Exhibit	by Reference to:

10-26		Fourth Amended and Restated Credit Agreement among the Company and the Lender dated April 3, 2009	Form 8-K filed April 7, 2009
10-27	*	Amended 2005 Stock Incentive Plan	Proxy Statement for April 29, 2009
10-28		Agreement with Bruce J. Byrnes	Form 8-K filed June 16, 2009
11-1		Statement re Computation of Per Share Earnings	**
21-1		Subsidiaries of Registrant	**
23-1		Consent of Independent Registered Public Accounting Firm	**
31-1		Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2		Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
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