Form 10-Q
period 2011-03-31
NAVIGATORS GROUP INC
filed 2011-05-09
CIK 793547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding as of April 28, 2011 was 17,377,335.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part I.	Financial Information

Item 1.	Financial Statements
THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 ($ in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011, $1,821,971; 2010, $1,855,598)	$1,844,978	$1,882,245
Equity securities, available-for-sale, at fair value (cost: 2011, $64,586; 2010, $64,793)	90,912	87,258
Short-term investments, at cost which approximates fair value	169,510	153,057
Cash	39,284	31,768

Total investments and cash	2,144,684	2,154,328

Premiums receivable	251,577	188,368
Prepaid reinsurance premiums	163,564	156,869
Reinsurance recoverable on paid losses	57,920	56,658
Reinsurance recoverable on unpaid losses and loss adjustment expenses	865,212	843,296
Deferred policy acquisition costs	63,992	55,201
Accrued investment income	16,055	15,590
Goodwill and other intangible assets	7,009	6,925
Current income tax receivable, net	6,205	1,054
Deferred income tax, net	15,852	15,141
Other assets	45,040	38,029

Total assets	$3,637,110	$3,531,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,034,263	$1,985,838
Unearned premiums	511,294	463,515
Reinsurance balances payable	131,803	105,904
Senior notes	114,171	114,138
Accounts payable and other liabilities	30,407	32,710

Total liabilities	2,821,938	2,702,105

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,377,022 shares for 2011 and 17,274,440 shares for 2010	1,829	1,728
Additional paid-in capital	318,281	312,588
Treasury stock, at cost (1,788,367 shares for 2011 and 1,532,273 shares for 2010)	(77,987)	(64,935)
Retained earnings	531,619	539,512
Accumulated other comprehensive income	41,430	40,461
Total stockholders’ equity	815,172	829,354

Total liabilities and stockholders’ equity	$3,637,110	$3,531,459

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 ($ and shares in thousands, except net income per share)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Gross written premiums	$296,283	$270,145

Revenues:
Net written premiums	$193,076	$189,317
Change in unearned premiums	(40,598)	(25,248)

Net earned premiums	152,478	164,069
Net investment income	17,384	17,972
Total other-than-temporary impairment losses	(263)	(251)
Portion of loss recognized in other comprehensive income (before tax)	22	170

Net other-than-temporary impairment losses
recognized in earnings	(241)	(81)
Net realized gains (losses)	(1,389)	6,113
Other income	991	1,070

Total revenues	169,223	189,143

Expenses:
Net losses and loss adjustment expenses	116,788	103,807
Commission expenses	26,200	25,316
Other operating expenses	36,575	34,586
Interest expense	2,046	2,044

Total expenses	181,609	165,753

Income before income taxes	(12,386)	23,390

Income tax expense (benefit)	(4,493)	6,345

Net income (loss)	$(7,893)	$17,045

Net income per common share:
Basic	$(0.50)	$1.02
Diluted	$(0.50)	$1.00

Average common shares outstanding:
Basic	15,739	16,641
Diluted	15,739	16,979
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Preferred Stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,728	$1,721
Shares issued under stock plans	101	2

Balance at end of period	$1,829	$1,723

Additional paid-in capital
Balance at beginning of year	$312,588	$304,505
Share-based compensation	2,022	3,012
Issuance related to share-based compensation	3,671	—

Balance at end of period	$318,281	$307,517

Treasury stock, at cost
Balance at beginning of year	$(64,935)	$(18,296)
Treasury stock acquired	(13,052)	(23,671)
Issuance related to share-based compensation	—	4,677

Balance at end of period	$(77,987)	$(37,290)

Retained earnings
Balance at beginning of year	$539,512	$469,934
Net income	(7,893)	17,045

Balance at end of period	$531,619	$486,979

Accumulated other comprehensive income, net of tax
Balance at beginning of year	$40,461	$43,655
Change in net unrealized gains on securities	311	6,710
Change in net non-credit other-than-temporary impairment losses	(273)	(712)
Change in net cumulative translation adjustments	931	1,462

Balance at end of period	$41,430	$51,115

Total stockholders’ equity at end of period	$815,172	$810,044

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Net income	$(7,893)	$17,045

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense of $183 and $3,192 in 2011 and 2010, respectively (1)	38	5,998
Change in foreign currency translation gains (losses), net of tax expense of $363 and $788 in 2011 and 2010, respectively	931	1,462

Other comprehensive income (loss)	969	7,460

Comprehensive income	$(6,924)	$24,505

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$(1,119)	$9,915
Reclassification adjustment for net realized (gains) losses included in net income	1,000	(3,973)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	157	56

Change in net unrealized gains (losses) on investments, net of tax	$38	$5,998

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 ($ in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)

Operating activities:
Net income	$(7,893)	$17,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	976	1,246
Deferred income taxes	(1,253)	1,777
Net realized (gains) losses	1,630	(6,032)
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(21,796)	8,969
Reserves for losses and loss adjustment expenses	45,092	1,376
Prepaid reinsurance premiums	(6,483)	4,610
Unearned premiums	47,076	20,788
Premiums receivable	(62,762)	(33,117)
Deferred policy acquisition costs	(8,666)	(6,982)
Accrued investment income	(460)	677
Reinsurance balances payable	25,720	(11,763)
Current income taxes	(3,240)	366
Other	5,351	5,164

Net cash provided by operating activities	13,292	4,124

Investing activities:
Fixed maturities
Redemptions and maturities	56,672	34,771
Sales	42,106	165,405
Purchases	(67,478)	(180,252)
Equity securities
Sales	—	—
Purchases	(24)	(7,274)
Change in payable for securities	(8,378)	7,451
Net change in short-term investments	(14,713)	1,514
Purchase of property and equipment	(1,326)	(491)

Net cash provided by investing activities	6,859	21,124

Financing activities:
Purchase of treasury stock	(13,052)	(23,671)
Proceeds of stock issued from employee stock purchase plan	124	415
Proceeds of stock issued from exercise of stock options	293	198

Net cash used in financing activities	(12,635)	(23,058)

Increase in cash	7,516	2,190
Cash at beginning of year	31,768	509

Cash at end of period	$39,284	$2,699

Supplemental cash information:
Income taxes paid, net	476	$3,806
Interest paid	—	—
Issuance of stock to directors	210	180
The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements
(Unaudited)
Note 1. Accounting Policies
The accompanying interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The term “the Company” as used herein is used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2010 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.
Note 2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (Accounting Standards Update (“ASU”) 2010-06) which improves disclosures about fair value measurements (Accounting Standards Codification (“ASC” or “Codification”) 820-10). This guidance requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 and additional disclosures regarding Level 3 purchases, sales, issuances and settlements. In addition, this guidance also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for items classified as Level 2 or Level 3. This guidance was effective as of January 1, 2010 for calendar year reporting entities with the exception of the additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which became effective as of January 1, 2011 for calendar year reporting entities. Early adoption is permitted. The Company adopted this guidance in the first quarter of 2010 with the exception of the additional disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements, which the Company adopted in the first quarter of 2011. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.
Recent Accounting Developments
In October 2010, the FASB issued accounting guidance (ASU 2010-26) that clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral (ASC 944). In addition, this guidance specifies that only costs that are related directly to the successful acquisition of new or renewal insurance contracts can be capitalized. This guidance is effective as of January 1, 2012 for calendar year reporting entities with early adoption as of January 1, 2011 permitted. The Company did not early adopt this guidance and it is currently evaluating the potential impact of adoption on its’ consolidated financial condition, results of operations and cash flows.

Note 3. Segment Information
The Company classifies its’ business into two underwriting segments consisting of the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”), which are separately managed, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.
The Company evaluates the performance of each underwriting segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, net losses and loss adjustment expenses (“LAE”), commission expenses, other operating expenses and other income (expense). Each segment maintains its own investments on which it earns income and realizes capital gains or losses. The Company’s underwriting performance is evaluated separately from the performance of its’ investment portfolios.
The Insurance Companies consist of Navigators Insurance Company, including its branch located in the United Kingdom (the “U.K. Branch”), and its wholly-owned subsidiary, Navigators Specialty Insurance Company (“Navigators Specialty”). They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses. Navigators Specialty underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty is 100% reinsured by Navigators Insurance Company.
The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverage for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). The Company’s Lloyd’s Operations includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency that manages Syndicate 1221. The Company controlled 100% of the stamp capacity of Syndicate 1221 through its’ wholly-owned Lloyd’s corporate member in 2011 and 2010.
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

Financial data by segment for the three months ended March 31, 2011 and 2010 follows:

	Three Months Ended March 31, 2011
	Insurance	Lloyd’s
	Companies	Operations	Corporate(1)	Total
	($ in thousands)

Gross written premiums	$206,776	$89,507	$—	$296,283
Net written premiums	130,740	62,336	—	193,076

Net earned premiums	98,820	53,658	—	152,478
Net losses and loss adjustment expenses	(74,797)	(41,991)	—	(116,788)
Commission expenses	(12,340)	(14,407)	547	(26,200)
Other operating expenses	(26,799)	(9,776)	—	(36,575)
Other income (expense)	1,691	(153)	(547)	991

Underwriting profit (loss)	(13,425)	(12,669)	0	(26,094)

Net investment income	14,983	2,255	146	17,384
Net realized gains (losses)	(245)	(1,385)	—	(1,630)
Interest expense	—	—	(2,046)	(2,046)

Income (loss) before income taxes	1,313	(11,799)	(1,900)	(12,386)

Income tax expense (benefit)	228	(4,056)	(665)	(4,493)

Net income (loss)	$1,085	$(7,743)	$(1,235)	$(7,893)

Identifiable assets (2)	$2,648,459	$881,463	$951,506	$3,623,806

Losses and loss adjustment expenses ratio	75.7%	78.3%		76.6%
Commission expense ratio	12.5%	26.8%		17.2%
Other operating expense ratio (3)	25.4%	18.5%		23.3%

Combined ratio	113.6%	123.6%		117.1%

(1)	Includes Corporate segment intercompany eliminations.

(2)	Includes inter-segment transactions causing the row not to cross foot.

(3)	Includes Other operating expenses and Other income.

	Three Months Ended March 31, 2011
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$70,348	$61,155	$131,503
Property Casualty	112,888	19,302	132,190
Professional Liability	23,540	9,050	32,590

Total	$206,776	$89,507	$296,283

Net written premiums:
Marine	$54,218	$49,671	$103,889
Property Casualty	62,907	8,386	71,293
Professional Liability	13,615	4,279	17,894

Total	$130,740	$62,336	$193,076

Net earned premiums:
Marine	$40,559	$36,978	$77,537
Property Casualty	42,935	11,894	54,829
Professional Liability	15,326	4,786	20,112

Total	$98,820	$53,658	$152,478

	Three Months Ended March 31, 2010
	Insurance	Lloyd’s
	Companies	Operations	Corporate(1)	Total
	($ in thousands)

Gross written premiums	$177,838	$92,307	$—	$270,145
Net written premiums	121,340	67,977	—	189,317

Net earned premiums	111,211	52,858	—	164,069
Net losses and loss adjustment expenses	(68,403)	(35,404)	—	(103,807)
Commission expenses	(14,362)	(10,966)	12	(25,316)
Other operating expenses	(27,353)	(7,243)	—	(34,596)
Other income (expense)	(977)	2,069	(12)	1,080

Underwriting profit	116	1,314	—	1,430

Net investment income	15,748	2,069	155	17,972
Net realized gains (losses)	5,205	713	114	6,032
Interest expense	—	—	(2,044)	(2,044)

Income (loss) before income taxes	21,069	4,096	(1,775)	23,390

Income tax expense (benefit)	5,463	1,503	(621)	6,345

Net income (loss)	$15,606	$2,593	$(1,154)	$17,045

Identifiable assets (2)	$2,546,248	$815,946	$86,046	$3,460,731

Losses and loss adjustment expenses ratio	61.5%	67.0%		63.3%
Commission expense ratio	12.9%	20.7%		15.4%
Other operating expense ratio (3)	25.5%	9.8%		20.4%

Combined ratio	99.9%	97.5%		99.1%

(1)	Includes Corporate segment intercompany eliminations.

(2)	Includes inter-segment transactions causing the row not to cross foot.

(3)	Includes Other operating expenses and Other income.

	Three Months Ended March 31, 2010
	Insurance	Lloyd’s
	Companies	Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$67,526	$59,141	$126,667
Property Casualty	79,346	19,959	99,305
Professional Liability	30,966	13,207	44,173

Total	$177,838	$92,307	$270,145

Net written premiums:
Marine	$51,003	$49,642	$100,645
Property Casualty	49,697	11,711	61,408
Professional Liability	20,640	6,624	27,264

Total	$121,340	$67,977	$189,317

Net earned premiums:
Marine	$41,094	$35,560	$76,654
Property Casualty	51,081	11,915	62,996
Professional Liability	19,036	5,383	24,419

Total	$111,211	$52,858	$164,069

The Insurance Companies’ net earned premiums include $17.4 million and $19.9 million of net earned premiums from the U.K. Branch for the three months ended March 31, 2011 and 2010, respectively.
Note 4. Reinsurance Ceded
The Company ceded earned premiums were $96.0 million and $85.5 million for the three months ended March 31, 2011 and 2010, respectively. The Company ceded incurred losses were $74.7 million and $52.2 million for the three months ended March 31, 2011 and 2010.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 75.6% of the total recoverable), together with the reinsurance recoverable and collateral at March 31, 2011, and the reinsurers’ rating from the indicated rating agency:

	Reinsurance Recoverables
	Unearned	Unpaid/Paid		Collateral	Rating &
Reinsurer	Premium	Losses	Total	Held(1)	Rating Agency(2)
	($ in millions)

Swiss Reinsurance America Corporation	$7.8	$94.3	$102.1	$7.5	A	AMB
Munich Reinsurance America Inc.	15.4	82.1	97.5	7.6	A+	AMB
Everest Reinsurance Company	17.5	68.9	86.4	9.0	A+	AMB
Transatlantic Reinsurance Company	20.0	66.2	86.2	8.8	A	AMB
Scor Holding (Switzerland) AG	6.5	39.8	46.3	12.0	A	AMB
Partner Reinsurance Europe	6.7	33.5	40.2	18.8	AA-	S&P
National Indemnity Company	10.2	29.1	39.3	3.0	A++	AMB
Munchener Ruckversicherungs-Gesellschaft	0.9	36.1	37.0	8.1	A+	AMB
White Mountains Reinsurance of America	0.3	33.8	34.1	0.2	A-	AMB
General Reinsurance Corporation	1.2	32.8	34.0	1.0	A++	AMB
Berkley Insurance Company	2.5	29.8	32.3	(0.4)	A+	AMB
Platinum Underwriters Re	1.7	26.6	28.3	3.7	A	AMB
Lloyd’s Syndicate #2003	4.1	23.7	27.8	3.4	A	AMB
Ace Property and Casualty Insurance Company	4.9	21.7	26.6	1.9	A+	AMB
Allied World Reinsurance	6.9	14.7	21.6	2.5	A	AMB
AXIS Re Europe	3.6	16.8	20.4	5.3	A	AMB
Swiss Re International SE	0.7	15.4	16.1	5.5	A	AMB
Validus Reinsurance Ltd.	2.6	12.8	15.4	4.8	A-	AMB
Hannover Ruckversicherung	0.6	14.8	15.4	4.3	A	AMB
Tower Insurance Company	12.4	2.0	14.4	15.0	A-	AMB

Top 20 Total	126.5	694.9	821.4	122.0
All Other	37.1	228.2	265.3	82.8

Total	$163.6	$923.1	$1,086.7	$204.8

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

(2)	A.M. Best Company (“A.M. Best”, “AMB”) and Standard and Poor’s Rating Services (“S&P”)
Note 5. Stock-Based Compensation
Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. The Company’s performance based share grants generally consist of two types of awards. Those issued in 2011 will cliff vest in three years, generally with 50% vesting in full, while the vesting of the remaining 50% will be dependent on the compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. Those issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation were $1.4 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively.
The Company expensed $55,200 and $48,000 for the three months ended March 31, 2011 and 2010, respectively, related to its’ Employee Stock Purchase Plan. In addition, $60,000 and $45,000 were expensed for the three months ended March 31, 2011 and 2010, respectively, related to stock compensation to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.
Note 6. Lloyd’s Syndicate 1221
The Company’s Lloyd’s Operations included in the consolidated financial statements represents its’ participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £175 million ($280 million) for the 2011 underwriting year compared to £165 million ($256 million) for the 2010 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2011 and 2010 underwriting years through its’ wholly-owned Lloyd’s corporate member.
The Company provides letters of credit and posts cash to Lloyd’s to support its’ participation in Syndicate 1221’s stamp capacity. As of March 31, 2011, the Company had provided letters of credit of $132 million and did not have any cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its’ participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2011 and 2012 underwriting years. The credit facility will expire on December 31, 2011. Refer to Note 11, Credit Facility for additional information. If the consortium of banks decides not to renew the credit facility, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company.
Note 7. Income Taxes
The Company is subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which it operates. The Company files a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the United Kingdom (“U.K.”) Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 28% rate. A finance bill was enacted in the U.K. in July 2010 that reduces the U.K. corporate tax rate from 28% to 27% effective April 2011. The effect of such tax rate change was not material.

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $51.6 million of its’ non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.5 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.
A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. The Company has no unrecognized tax benefits at March 31, 2011 and March 31, 2010. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2011 and 2010. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2007 and subsequent.
The Company recorded an income tax benefit of $4.5 million for the three months ended March 31, 2011 compared to an income tax expense of $6.3 million for the comparable period in 2010, resulting in effective tax rates of 36.3% and 27.1% respectively. The effective tax rate on net investment income was 28.5% for the 2011 three months period compared to 24.5% for the same period in 2010. The net deferred tax asset at March 31, 2011 and December 31, 2010 was $15.9 million and $15.1 million, respectively.
The Company had state and local deferred tax assets amounting to potential future tax benefits of $2.4 million and $2.2 million at March 31, 2011 and December 31, 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.4 million at March 31, 2011 and December 31, 2010. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards at March 31, 2011 expire from 2023 to 2025.
Note 8. Senior Notes due May 1, 2016
On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.0 million for the three months ended March 31, 2011 and was $2.0 million for the three months ended March 31, 2010. The fair value of the Senior Notes, based on quoted market prices, was $122.6 million and $117.6 million at March 31, 2011 and December 31, 2010, respectively.
The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of March 31, 2011, the Company was in compliance with all such covenants.
In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $2.9 million pre-tax gain that was reflected in Other income. As a result of this transaction, approximately $115 million aggregate principal amount of the Senior Notes remains issued and outstanding as of March 31, 2011.

Note 9. Commitments and Contingencies
In the ordinary course of conducting business, the Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings are claims litigation involving the Company’s subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment reserves. The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to the Company’s consolidated financial condition, results of operations, or cash flows.
The Company’s subsidiaries are also from time-to-time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, the Company believes it has valid defenses to these cases. The Company’s management expects that the ultimate liability if any, with respect to future extra-contractual matters will not be material to its’ consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time-to-time, have a material adverse outcome on the Company’s consolidated results of operations or cash flows in a particular fiscal quarter or year.
In October 2010, Equitas represented by Resolute Management Services Limited (the “Resolute”) commenced litigation and arbitration proceedings (the “Resolute Proceedings”) against Navigators Management Company (“NMC”) Inc., a wholly-owned subsidiary of the Company. The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment.
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

Note 10. Investments
The following tables set forth the Company’s cash and investments as of March 31, 2011 and December 31, 2010. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
March 31, 2011	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$288,734	$4,475	$(2,839)	$287,098	$—
States, municipalities and political subdivisions	373,352	10,312	(2,915)	365,955	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	359,610	9,254	(3,430)	353,786	—
Residential mortgage obligations	21,235	77	(2,051)	23,209	(1,260)
Asset-backed securities	42,914	230	(226)	42,910	—
Commercial mortgage-backed securities	207,018	4,896	(1,991)	204,113	—

Subtotal	630,777	14,457	(7,698)	624,018	(1,260)
Corporate bonds	552,115	13,718	(6,503)	544,900	—

Total fixed maturities	1,844,978	42,962	(19,955)	1,821,971	(1,260)

Equity securities — common stocks	90,912	26,366	(40)	64,586	—

Cash	39,284	—	—	39,284	—

Short-term investments	169,510	—	—	169,510	—

Total	$2,144,684	$69,328	$(19,995)	$2,095,351	$(1,260)

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
December 31, 2010	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	639,199	15,202	(6,913)	630,910	(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed maturities	1,882,245	47,409	(20,762)	1,855,598	(1,646)

Equity securities — common stocks	87,258	22,475	(10)	64,793	—

Cash	31,768	—	—	31,768	—

Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

The fair value of the Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. The Company does not have the intent to sell nor is it more likely than not that it will have to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery. The Company may realize investment losses to the extent its’ liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors the Company considers when evaluating investment for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.
The scheduled maturity dates for fixed maturity securities categorized by the number of years until maturity at March 31, 2011 are shown in the following table:

Period from
March 31, 2011	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$20,811	$20,706
Due after one year through five years	574,146	562,020
Due after five years through ten years	394,016	390,075
Due after ten years	225,228	225,152
Mortgage- and asset-backed (including GNMAs)	630,777	624,018

Total	$1,844,978	$1,821,971

The following table summarizes all securities in a gross unrealized loss position at March 31, 2011 and December 31, 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	March 31, 2011			December 31, 2010
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	34	$146,418	$2,839	36	$163,253	$4,499
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	34	146,418	2,839	36	163,253	4,499

States, municipalities and political subdivisions
0-6 Months	55	101,879	2,736	57	112,291	3,749
7-12 Months	2	1,101	109	1	1,004	20
> 12 Months	5	2,268	70	4	1,317	36

Subtotal	62	105,248	2,915	62	114,612	3,805

Agency mortgage-backed securities
0-6 Months	39	123,436	3,430	36	139,226	2,434
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	39	123,436	3,430	36	139,226	2,434

Residential mortgage obligations
0-6 Months	4	4,148	109	3	3,215	20
7-12 Months	—	—	—	—	—	—
> 12 Months	48	14,234	1,942	52	15,939	2,373

Subtotal	52	18,382	2,051	55	19,154	2,393

Asset-backed securities
0-6 Months	5	24,355	226	7	28,175	292
7-12 Months	—	—	—	—	—	—
> 12 Months	1	—	—	1	2	—

Subtotal	6	24,355	226	8	28,177	292

Commercial mortgage-backed securities
0-6 Months	25	97,543	1,977	16	78,212	1,755
7-12 Months	—	—	—	—	—	—
> 12 Months	2	351	14	2	491	39

Subtotal	27	97,894	1,991	18	78,703	1,794

Corporate bonds
0-6 Months	110	228,588	6,503	98	214,180	5,545
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	110	228,588	6,503	98	214,180	5,545

Total fixed maturities	330	$744,321	$19,955	313	$757,305	$20,762

Equity securities — common stocks
0-6 Months	3	$1,648	$40	1	$322	$10
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Total equity securities	3	$1,648	$40	1	$322	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.
In the above table the residential mortgage-obligations gross unrealized loss for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.
To determine whether the unrealized loss on structured securities is other-than-temporary, the Company projects an expected principal loss under a range of scenarios and utilize the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break even default rate is also calculated. A comparison of the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.
For debt securities, when assessing whether the amortized cost basis of the security will be recovered, the Company compares the present value of cash flows expected to be collected in relation to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within OCI.
For equity securities, in general, the Company focuses its’ attention on those securities with a fair value less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, the Company will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.
For equity securities, the Company considers its’ intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, the Company considers its’ intent to sell a security and whether it is more likely than not that the Company will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its’ operations and from maturities within its’ investment portfolio in order to meet its’ claims payment and other disbursement obligations arising from its’ underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.
The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. The Company does not intend to sell any of these securities and it is more likely than not that it will not be required to sell these securities before the recovery of the amortized cost basis.

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended
	March 31,
	2011		2010
	Number of		Number of
($ in thousands, except # of securities)	Securities	Amount	Securities	Amount

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	1	33	2	224
Asset-backed securities	—	—	—	—
Equities	1	230	1	27

Total	2	263	3	$251

Portion of loss in accumulated other
comprehensive income (loss)
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		22		170
Asset-backed securities		—		—
Equities		—		—

Total		$22		$170

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		11		54
Asset-backed securities		—		—
Equities		230		27

Total		$241		$81

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three months ended March 31, 2011 and 2010 that itdoes not intend to sell and it is not more likely than not that it will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

	Three months ended March 31,
($ in thousands)	2011	2010

Beginning balance at January 1	$1,658	$2,523
Credit losses on securities not previously impaired as of January 1	—	54
Additional credit losses on securities previously impaired as of January 1	11	—
Reductions for securities sold during the period	—	—

Ending balance at March 31	$1,669	$2,577

For the three months ended March 31, 2011, OTTI losses within OCI decreased $0.4 million primarily as a result of increases in the fair value of securities previously impaired.

The following table summarizes the cumulative amounts related to the Company’s non-credit loss portion of the other-than-temporary impairment losses on debt securities held within other comprehensive income for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Number of	Pre-Tax	After-Tax	Number of	Pre-Tax	After-Tax
($ in thousands, except # of securities)	Securities	Amount	Amount	Securities	Amount	Amount

Beginning balance at January 1
Residential mortgage-backed securities	31	$1,646	$1,176	34	$5,723	$3,984
Asset-backed securities	—	—	—	1	23	16

Total		$1,646	$1,176		$5,746	$4,000

Portion of loss in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	1	$22	$14	2	$170	$111
Asset-backed securities	—	—	—

Total		$22	$14		$170	$111

Subsequent net unrealized losses (gains) related to securities in which an OTTI loss was recorded in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	31	$(408)	$(287)		$(1,208)	$(831)
Asset-backed securities	—	—	—		11	8

Total		$(408)	$(287)		$(1,197)	$(823)

Subsequent sale of securities in which an OTTI loss was recorded in accumulated other comprehensive income (loss)
Residential mortgage-backed securities	—	$—	$—		$—	$—
Asset-backed securities	—	—	—		—	—

Total		$—	$—		$—	$—

Ending balance at March 31
Residential mortgage-backed securities	31	$1,260	$903	36	$4,685	$3,264
Asset-backed securities	—	—	—	1	34	24

Total		$1,260	$903		$4,719	$3,288

The contractual maturity categorized by the number of years until maturity for fixed maturity securities with a gross unrealized loss at March 31, 2011 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$48	0%	$39,337	5%
Due after one year through five years	2,401	12%	148,023	20%
Due after five years through ten years	6,332	32%	188,963	25%
Due after ten years	3,476	17%	103,931	14%

Mortgage- and asset-backed securities	7,698	39%	264,067	36%

Total fixed maturity securities	$19,955	100%	$744,321	100%

The change in net unrealized gains/(losses) consisted of:

	Three months ended March 31,
	2011	2010
	($ in thousands)

Fixed maturities	$(3,640)	$6,439
Equity securities	3,861	2,751

	221	9,190

Deferred income tax (charged) credited	(183)	(3,192)

Change in unrealized gains (losses), net	$38	$5,998

Realized gains(losses) for the periods indicated were as follows:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Fixed maturities:
Gains	$2,867	$6,370
(Losses)	(4,256)	(257)

	(1,389)	6,113

Equity securities:
Gains	—	—
(Losses)	—	—

	—	—

Net realized gains (losses)	$(1,389)	$6,113

The following table presents, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value at March 31, 2011 and December 31, 2010:

March 31, 2011	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$138,123	$150,611	$—	$288,734
States, municipalities and political subdivisions	—	373,352	—	373,352
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	359,610	—	359,610
Residential mortgage obligations	—	21,235	—	21,235
Asset-backed securities	—	42,914	—	42,914
Commercial mortgage-backed securities	—	207,018	—	207,018

Subtotal	—	630,777	—	630,777
Corporate bonds	—	552,115	—	552,115

Total fixed maturities	138,123	1,706,855	—	1,844,978

Equity securities — common stocks	90,912	—	—	90,912

Total	$229,035	$1,706,855	$—	$1,935,890

December 31, 2010	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$212,933	$111,212	$—	$324,145
States, municipalities and political subdivisions	—	392,250	—	392,250
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	382,628	—	382,628
Residential mortgage obligations	—	20,463	—	20,463
Asset-backed securities	—	46,093	—	46,093
Commercial mortgage-backed securities	—	188,178	1,837	190,015

Subtotal	—	637,362	1,837	639,199
Corporate bonds	—	526,651	—	526,651

Total fixed maturities	212,933	1,667,475	1,837	1,882,245

Equity securities — common stocks	87,258	—	—	87,258

Total	$300,191	$1,667,475	$1,837	$1,969,503

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

The Company did not have any significant transfers between Level 1 and 2 for the three months ended March 31, 2011. The Company did not have any securities classified as Level 3 at March 31, 2011 and 2010. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Level 3 investments as of December 31	$1,837	$156
Unrealized net gains included in other comprehensive income (loss)	(26)	23
Purchases, sales, paydowns and amortization	(4)	(23)
Transfer from Level 3	(1,807)	(156)
Transfer to Level 3	—	—

Level 3 investments as of March 31	$—	$—

Note 11. Credit Facility
On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund the Company’s participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to have letters of credit issued under this credit facility expires on December 31, 2011. At March 31, 2011, letters of credit with an aggregate face amount of $132 million were outstanding under the credit facility.
This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility at March 31, 2011.
As a result of the April 1, 2011 renewal of the credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s Investors Service (“Moody’s”) with respect to the Company’s senior unsecured long-term debt securities and without third-party credit enhancement and the amount of the Company’s own ‘Funds at Lloyd’s’ collateral.

Note 12. Share Repurchases
In November 2009, the Parent Company’s Board of Directors adopted a share repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a share repurchase program for up to an additional $65 million of the Parent Company’s common stock. The share repurchase program as originally approved was scheduled to expire on December 31, 2010, however, prior to its expiration, the Parent Company’s Board of Directors approved an extension to December 31, 2011.
Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations. For the three months ended March 31, 2011, the Company repurchased 256,094 shares of the Parent Company’s common stock at an aggregate purchase price of $13.1 million and a weighted average price per share of $50.96 pursuant to the share repurchase program. Since inception, the Company has repurchased 1,661,954 shares of the Parent Company’s common stock at an aggregate purchase price of $71.8 million and a weighted average price per share of $43.19. At March 31, 2011, approximately $27.8 million was available for future repurchases under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note on Forward-Looking Statements
Some of the statements in this Quarterly Report on Form 10-Q for The Navigators Group, Inc. and its subsidiaries (“the Company”, “we”, “us”, and “our”) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2010 Annual Report on Form 10-K as well as:
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
•
the counterparty credit risk of our reinsurers, including risks associated with the collection of reinsurance recoverable amounts from our reinsurers, who may not pay on losses in a timely fashion, or at all;

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

•	changes in the laws, rules and regulations that apply to our insurance companies;
•	the inability of our subsidiaries to pay dividends to us in sufficient amounts, which would harm our ability to meet our obligations;
•	weather-related events and other catastrophes (including man-made catastrophes) impacting our insureds and/or reinsurers;
•	volatility in the market price of our common stock;
•	the effect of the E.U. Directive on Solvency II on how we manage our business, capital requirements and costs associated with conducting business; and
•	other risks that we identify in current and future filings with the Securities and Exchange Commission (“SEC”).
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
Our underwriting segments consist of insurance company operations (“Insurance Companies”) and operations at Lloyd’s through Lloyd’s Syndicate 1221 (“Syndicate 1221”) (“Lloyd’s Operations”). The Insurance Companies consist of Navigators Insurance Company (“Navigators Insurance”), which includes our branch located in the United Kingdom (the “U.K. Branch”), and Navigators Specialty Insurance Company (Navigators Specialty”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty is fully reinsured by Navigators Insurance pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011 and 2010 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, each of which underwrites risks pursuant to binding authorities within NUAL into Syndicate 1221. We also maintain an underwriting presence in Brazil and China through our involvement with Lloyd’s.

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
We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of March 31, 2011, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $147 million and $27 million, respectively, including the cost of reinsurance reinstatement premiums.
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
To date losses reported to us with respect to the Japanese earthquake that occurred on March 11, 2011 have been minimal. Based on the information we have received and our evaluation of the potential exposure under our insurance policies, we do not currently expect to incur material losses related to the Japanese earthquake, but information to date is limited and the situation continues to develop, so we cannot be certain that our losses from this event will not develop in a material adverse manner.

Critical Accounting Policies
The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 discloses our critical accounting policies (see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies). Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for losses and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results. For additional information regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2010, pages 42 through 51.
Recent Accounting Pronouncements
Refer to “Note 2: Recent Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.
Results of Operations
Summary
The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2011 and 2010. Earnings per share data is presented on a per diluted share basis. In presenting our financial results, we discuss our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non- generally accepted accounting principles (“GAAP”) measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.
2011 Results
Results for the three months ended March 31, 2011 were a net loss of $7.9 million or $0.50 per share compared to net income of $17.0 million or $1.00 per diluted share for the three months ended March 31, 2010. Included in these results were a net realized loss of $1.2 million and a net realized gain of $3.9 million after-tax for the three months ended March 31, 2011 and 2010, respectively. Our net realized loss in the first quarter 2011 resulted from the normal ongoing management of our investment portfolio. In addition, our results included net OTTI losses recognized in earnings of $0.2 million and $0.01 million after-tax for the three months ended March 31, 2011 and 2010, respectively.

Our pre-tax underwriting profit declined by $27.5 million to a $26.1 million underwriting loss in 2011 compared to a $1.4 million underwriting profit in 2010 and the combined ratio for the three months ended March 31, 2011 was 117.1% compared to 99.1% for the comparable period in 2010. The decline in the pre-tax underwriting profit was primarily due to:
•
Large current accident year losses from a North Sea drilling operation and an onshore industrial site. The North Sea drilling operation losses resulted in an $8.9 million first quarter charge including $5 million of net loss and $3.9 million of reinstatement premiums. The onshore drilling site generated gross and net losses of $12.0 million and $2.4 million, respectively.

•	Sliding scale commission adjustments of $2.6 million related to large loss activity that has reduced our ceding commission benefit on a large quota share treaty.
•
An increase in our reinsurance reinstatement premium accrual by $7.5 million. This accrual was driven by the recognition of the effect of a shift in our marine reinsurance protections to an excess of loss program from a quota share program. As a result of this shift and the increased frequency of severity losses in recent periods, a greater portion of our IBNR was attributable to marine and energy losses that are or will be ceded to Marine Excess of Loss Reinsurance program and such cession will trigger additional reinstatement premiums.

•	Adverse loss development in our Lloyd’s Professional Liability business of $4.2 million related mostly to Errors and Omissions (“E&O”) lines for underwriting years 2006 and 2007.
Gross written premiums increased 9.7% primarily due to the addition of Accident and Health and Latin American reinsurance as well as more Agriculture business within our Nav Re division, partially offset by the run-off of our personal umbrella lines of business as well as a decline in our directors and officers liability (“D&O”) lines due to a planned shift toward underwriting excess layers.
Net written premiums increased 2% due to the increase in gross writings but were tempered by the recognition of the $11.4 million of estimated reinsurance reinstatement premiums discussed above.
Our net investment income declined 3.3%. Our pre-tax average investment yield declined in 2011 to 3.3% from 3.6% in 2010 resulting from lower short-term yields. Our total investment portfolio decreased 0.5% in 2011. We experienced significantly lower investment impairments in our portfolio for both periods in 2011 and 2010 as the financial markets experienced a period of greater stability.
The loss ratios were 76.6% and 63.3% for the three months ended March 31, 2011 and 2010, respectively. The increase in the loss ratio was primarily due to the adverse loss development in our Lloyd’s operations and the current accident year large loss activity. See Net Losses and Loss Adjustment Expenses section below. There was adverse prior year reserve development of $3.4 million for the three months ended March 31, 2011 compared to favorable prior year development of $1.2 million for the comparable period in 2010. The net paid losses and LAE ratio for the three months ended March 31, 2011 was 59.2% compared to 60.3% for the comparable period in 2010.
We recognized $1.6 million of net realized losses for the three months ended March 31, 2011 compared to $6.0 million of net realized gains for the same period in 2010. Net realized gains and losses are generated from the sale of securities in the normal course of management of the investment portfolio.
Consolidated stockholders’ equity decreased approximately 2% to $815.2 million or $52.29 per share at March 31, 2011 compared to $829.4 million or $52.68 per share at December 31, 2010. The decrease was primarily due to the repurchase of $13.1 million of shares of our common stock.
Cash flow from operations was $13.3 million for the three months ended March 31, 2011 compared to $4.1 million for the comparable period in 2010. The increase in cash flow from operations for the three month period was primarily due to reductions in paid losses and income taxes paid.

REVENUES
Gross written premiums increased 10% to $296.3 million for the three months ended March 31, 2011 compared to $270.1 million for the comparable period in 2010. The increase in the 2011 first quarter gross written premiums compared to 2010 was primarily due to the addition of Accident and Health and Latin American reinsurance as well as more Agriculture business within our Nav Re division, partially offset by the run-off of our personal umbrella lines of business as well as a decline in our D&O lines due to a planned shift toward underwriting excess layers.
Our Marine division saw increases in the average renewal premium rates in our Inland Marine, U.K. Marine and Lloyd’s lines of approximately 6.3%, 3.2% and 2.4%, respectively, for the three months ended March 31, 2011 compared to the same period in 2010. U.S. Marine premiums rates remained flat for the period. For our Property Casualty division, we experienced an average renewal premium rate increase in our Navigators Technical Risk (“NavTech”) line of approximately 6.2% for the three months ended March 31, 2011 compared to the same period in 2010, which was offset by declines in our primary and excess casualty lines of 7.1% and 3.7%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately 3.4% decrease in average renewal premium rates for the three months ended March 31, 2011 compared to 2010.
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

The following table sets forth our gross and net written premiums and net earned premiums by segment and line of business for the periods indicated:

	Three Months Ended March 31,
	2011				2010
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
	($ in thousands)
Insurance Companies:

Marine	$70,348	24%	$54,218	$40,559	$67,526	25%	$51,003	$41,094

Property Casualty	112,888	38%	62,907	42,935	79,346	30%	49,697	51,081

Professional Liability	23,540	8%	13,615	15,326	30,966	11%	20,640	19,036

Insurance Companies Total	206,776	70%	130,740	98,820	177,838	66%	121,340	111,211

Lloyd’s Operations:

Marine	61,155	20%	49,671	36,978	59,141	22%	49,642	35,560

Property Casualty	19,302	7%	8,386	11,894	19,959	7%	11,711	11,915

Professional Liability	9,050	3%	4,279	4,786	13,207	5%	6,624	5,383

Lloyd’s Operations Total	89,507	30%	62,336	53,658	92,307	34%	67,977	52,858

Total	$296,283	100%	$193,076	$152,478	$270,145	100%	$189,317	$164,069

Gross Written Premiums
Insurance Companies’ Gross Written Premiums
Marine Premiums. The gross written premiums for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)

Marine liability	$24,050	35%	$24,780	37%
Inland marine	10,651	15%	8,892	13%
P&I	8,863	13%	7,122	11%
Craft/fishing vessel	6,580	9%	5,870	9%
Cargo	6,511	9%	6,221	9%
Bluewater hull	4,558	6%	4,624	7%
Transport	4,276	6%	3,677	5%
Other	4,859	7%	6,340	9%

Total	$70,348	100%	$67,526	100%

The Insurance Companies’ Marine gross written premiums for the first quarter in 2011 increased 4% compared to the same period in 2010. Competition remains significant as excess capacity remains in the sector. Economic activity has been on the upswing, increasing reported exposures, and will have a positive impact on premiums. Pricing adjustments for significant catastrophes (New Zealand, Australia and Japan) have not worked through the marketplace to date. The marine liability premium decreased 3% for the three months ended March 31, 2011 due to the loss of some renewal business from the U.K. Branch, but is expected to start quoting 10% to 15% increases in the wake of the Japanese earthquake. The Marine business experienced an overall average renewal premium increase of 2.1%
Property Casualty Premiums. The gross written premiums for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)

Nav Re	$38,118	33%	$5,800	7%
Construction liability	23,289	21%	22,671	29%
Commercial umbrella	21,859	18%	16,313	21%
Offshore energy	11,963	11%	9,215	12%
Primary casualty	5,385	5%	2,993	4%
Other	12,274	12%	22,354	27%

Total	$112,888	100%	$79,346	100%

The Property Casualty gross written premiums for the three months ended March 31, 2011 increased 42% compared to the same period in 2010 due primarily to new business within our Nav Re division. Our offshore energy line increased by 30% in the quarter compared to the same quarter in 2010 due to greater demand as well as an improved pricing environment resulting from the Deepwater Horizon incident. Our commercial umbrella business line experienced growth in 2011 due to strong renewal retention during the first quarter. Finally, our primary casualty line increased primarily due to significant growth in our environmental business.
For the three months ended March 31, 2011, the average renewal premium rates for most of our casualty lines including construction liability declined modestly. Our NavTech lines, including onshore energy, saw average renewal rate increases of approximately 6%.
Professional Liability Premiums. The gross written premiums for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)

D&O (public and private)	$8,915	39%	$16,143	52%
Errors and omissions	7,562	32%	5,981	19%
Small lawyers	4,812	20%	5,577	18%
Design professional	1,441	6%	—	—
Runoff	810	3%	3,265	11%

Total	$23,540	100%	$30,966	100%

The Professional Liability gross written premiums for the three months ended March 31, 2011 decreased 24% compared to the same period in 2010. The decline in D&O gross written premiums was due to a shift in underwriting strategy toward excess layers. The increase in the E&O gross written premiums was due to growth in our design professionals and miscellaneous professional liability lines. For the three months ended March 31, 2011, the average renewal premium rates for the Professional Liability business decreased approximately 4% compared to the same period in 2010.
Lloyd’s Operations’ Gross Written Premiums
We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £175 million ($280 million) in 2011 compared to £168 million ($264 million) in 2010.
The Lloyd’s Operations’ gross written premiums for the three months ended March 31, 2011 decreased 3% compared to the same period in 2010. The decrease in the gross written premiums was attributable to lower Property Casualty and Professional Liability premiums which are described in detail below.

Marine Premiums. The gross written premiums for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)

Marine liability	$25,863	42%	$25,529	43%
Cargo and specie	20,009	33%	21,081	36%
Assumed reinsurance	7,775	13%	6,496	11%
War	4,177	7%	2,408	4%
Hull	3,331	5%	3,627	6%

Total	$61,155	100%	$59,141	100%

The Marine gross written premium for the three months ended March 31, 2011 increased 3% compared to the same period in 2010. For the three months ended March 31, 2011, average renewal premium rates increased approximately 2% compared to the same period in 2010, with larger increases on our energy liability policies within marine liability.
Property Casualty Premiums. The gross written premiums for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)

Offshore energy	$10,285	53%	$10,406	52%
Engineering and construction	4,456	23%	4,958	25%
Onshore energy	4,367	23%	2,312	12%
Other	194	1%	2,283	11%

Total	$19,302	100%	$19,959	100%

The Property Casualty gross written premiums for the three months ended March 31, 2011 decreased 3% compared to the same period in 2010 primarily due to the decrease in Other which includes our U.S. Property Casualty written through our Lloyd’s operations and bloodstock business lines. The average renewal premium rates for the three months ended March 31, 2011 for our offshore energy and engineering lines both increased approximately 2% and our onshore energy line decreased approximately 4% compared to the same period in 2010.

Professional Liability Premiums. The gross written premiums for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011		2010
	($ in thousands)

D&O (public and private)	$6,309	70%	$6,581	50%
E&O	2,741	30%	6,626	50%

Total	$9,050	100%	$13,207	100%

The Professional Liability gross written premiums for the three months ended March 31, 2011 decreased 32% compared to the same period in 2010 due to competitive market conditions in both the D&O and E&O lines. The average renewal premium rates for the D&O and E&O lines decreased approximately 2% for the three months ended March 31, 2011 compared to the same period in 2010, respectively.
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
The following tables set forth our ceded written premiums by segment and major line of business for the periods indicated:

	Three Months Ended March 31,
	2011		2010
		% of		% of
	Ceded	Gross	Ceded	Gross
	Written	Written	Written	Written
	Premiums	Premiums	Premiums	Premiums
	($ in thousands)

Insurance Companies:
Marine	$16,130	23%	$16,523	24%
Property Casualty	49,981	44%	29,649	37%
Professional Liability	9,925	42%	10,326	33%

Subtotal	76,036	37%	56,498	32%

Lloyd’s Operations:
Marine	11,484	19%	9,499	16%
Property Casualty	10,916	57%	8,248	41%
Professional Liability	4,771	53%	6,583	50%

Subtotal	27,171	30%	24,330	26%

Total	$103,207	35%	$80,828	30%

The increase in the percentage of total ceded written premiums to total gross written premiums for the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to the $11.4 million of estimated reinsurance reinstatement premiums discussed earlier, and the transfer of NavPac business to Tower Insurance Company of New York via a quota share on an in force basis which generated an additional $13.5 million of ceded premiums this quarter.
Our reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for both property and casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional premium (referred to as reinstatement premiums). The number of reinstatements available varies by contract.
We record an estimate of the expected reinstatements premiums for losses ceded to excess of loss agreements where this feature applies.
Net Written Premiums
Net written premiums increased 2% for the three months ended March 31, 2011 compared to the same period in 2010. The impact of higher gross written premiums for the three months ended March 31, 2011 was partially offset by the $11.4 million of estimated reinsurance reinstatement premiums discussed earlier.
Net Earned Premiums
Net earned premiums decreased 7% for the three months ended March 31, 2011 compared to the same period in 2010 as the Nav Re premiums that are driving the increase in written premiums have not fully earned. The decrease was also due to the $11.4 million of estimated reinsurance reinstatements premiums discussed earlier.
Net Investment Income
Our net investment income was derived from the following sources:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Fixed maturities	$17,192	$17,740
Equity securities	783	556
Short-term investments	267	235

	18,242	18,531
Investment expenses	(858)	(559)

Net investment income	$17,384	$17,972

Net investment income decreased 3.3% for the first quarter of 2011 compared to the same period in 2010 due to lower investment yields and higher investment management fees.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings
Our net other-than-temporary impairment (“OTTI”) losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Fixed maturities	$(11)	$(54)
Equity securities	(230)	(27)

Net other-than-temporary impairment losses recognized in earnings	$(241)	$(81)

For the three months ended March 31, 2011, we recorded net OTTI losses recognized in earnings of $0.2 million relating primarily to residential mortgage-backed securities and one equity security. For the comparable period in the prior year, we recorded $0.1 million of net OTTI losses recognized in earnings on two residential mortgage-backed securities and one equity security.
Net Realized Gains and Losses
Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Fixed maturities:
Gains	$2,867	$6,370
(Losses)	(4,256)	(257)

	(1,389)	6,113

Equity securities:
Gains	—	—
(Losses)	—	—

	—	—

Net realized gains (losses)	$(1,389)	$6,113

For the three months ended March 31, 2011, we recorded $1.4 million of net realized losses compared to net realized gains of $6.1 million for the comparable period in 2010. On an after-tax basis, the net realized losses for the three months ended March 31, 2011 were $1.0 million compared with net realized gains of $3.9 for the 2010 comparable period. We typically generate realized gains and losses as part of the normal ongoing management of our investment portfolio, and the losses recorded this period include the sale of treasuries at a loss in order to shorten our duration.

Other Income/(Expense)
Other income/(expense) primarily includes foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.
EXPENSES
Net Losses and Loss Adjustment Expenses
The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three months ended March 31, 2011 was 76.6% compared to 63.3% for the comparable period in 2010. The increase in the loss ratio for the 2011 period was primarily attributable to large loss activity in the current accident year and adverse loss development. The adverse prior year reserve development was $3.4 million for the three months ended March 31, 2011 compared to favorable prior year development of $1.2 million for the comparable period in 2010, which are explained in more detail later.
The following table presents our reinsurance recoverable amounts as of the dates indicated:

	March 31,	December 31,
	2011	2010	Change
	($ in thousands)

Reinsurance recoverables:
Paid losses	$57,920	$56,658	$1,262
Unpaid losses and LAE reserves	865,212	843,296	21,916

Total	$923,132	$899,954	$23,178

The following table sets forth gross reserves for losses and LAE, reinsurance recoverable on such amounts and net losses and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	March 31,	December 31,
	2011	2010	Change
	($ in thousands)

Gross reserves for losses and LAE	$2,034,263	$1,985,838	$48,425
Less: Reinsurance recoverable on unpaid losses and LAE reserves	865,212	843,296	21,916

Net loss and LAE reserves	$1,169,051	$1,142,542	$26,509

The following tables set forth our net reported losses and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled below) by segment and line of business as of the dates indicated:

	March 31, 2011
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$106,894	$115,173	$222,067	52%
Property Casualty	159,135	311,470	470,605	66%
Professional Liability	56,372	67,487	123,859	54%

Total Insurance Companies	322,401	494,130	816,531	61%

Lloyd’s Operations:
Marine	110,905	120,781	231,686	52%
Property Casualty	33,613	31,707	65,320	49%
Professional Liability	10,985	44,529	55,514	80%

Total Lloyd’s Operations	155,503	197,017	352,520	56%

Total	$477,904	$691,147	$1,169,051	59%

	December 31, 2010
	Net	Net	Total	% of IBNR
	Reported	IBNR	Net Loss	to Total Net
	Reserves	Reserves	Reserves	Loss Reserves
	($ in thousands)

Insurance Companies:
Marine	$107,147	$109,361	$216,508	51%
Property Casualty	158,740	308,613	467,353	66%
Professional Liability	46,096	78,469	124,565	63%

Total Insurance Companies	311,983	496,443	808,426	61%

Lloyd’s Operations:
Marine	111,914	112,708	224,622	50%
Property Casualty	30,327	29,792	60,119	50%
Professional Liability	9,904	39,471	49,375	80%

Total Lloyd’s Operations	152,145	181,971	334,116	54%

Total	$464,128	$678,414	$1,142,542	59%

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
For additional information regarding our accounting policies regarding net losses and loss adjustment expenses, please see our Critical Accounting Policies in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010, pages 42 to 49.
Hurricanes Katrina, Rita, Gustav, and Ike
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
We review the gross loss reserves for the events each quarter and the ending gross and net loss reserves as of March 31, 2011 were $56.7 million and $1.4 million, respectively.
Approximately $62.6 million and $73.4 million of paid and unpaid losses at March 31, 2011 and December 31, 2010, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina, Rita, Gustav and Ike.

Prior Year Reserve Redundancies/Deficiencies
The relevant factors that may have a significant impact on the establishment and adjustment of losses and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior reserves, management, in consultation with our actuaries, may determine, based on their judgment that certain assumptions made in the reserving process in prior periods may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.
The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) were as follows:

	Three Months Ended March 31,
	2011	2010
	($ in thousands)

Insurance Companies:
Marine	$748	$696
Property Casualty	1,183	(1,541)
Professional Liability	(709)	192

Subtotal Insurance Companies	1,222	(653)
Lloyd’s Operations	2,211	(593)

Total	$3,433	$(1,246)

Following is a discussion of relevant factors related to the $3.4 million prior period net reserve deficiency recorded in the 2011 first quarter:
The Insurance Companies recorded $1.2 million of prior period net reserve deficiencies which was driven by adverse development of $0.7 million from the Marine division and $1.2 million in the Property Casualty division. Within the Marine development was adverse development on inland marine business of $3.2 million due to a series of reported losses that exceeded our expectations, partially offset by favorable development on marine liability and craft business to favorable loss emergence relative to expectations. Within the Property Casualty development was $1.4 million of adverse development on the New York Construction segment which is a declining book of business. While there was prior year loss activity on several other lines, none of the activity was noteworthy.
The Lloyd’s Operations recorded $2.2 million of prior period net reserve deficiencies resulting from adverse development of $4.2 million in Professional Liability driven by adverse claims movements for underwriting years 2006 and 2007 in the E&O line of business. Partially offsetting that was redundancies in Marine and Nav Tech business across multiple lines and underwriting years.
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

The Insurance Companies recorded $0.2 million of net prior period deficiencies for D&O business due to an increase in our loss ratio assumption of the 2010 underwriting year mostly offset by the favorable settlement of a large lawyers claim and favorable loss emergence on a run-off book of lawyers business emanating from the United Kingdom.
The Lloyd’s Operations recorded $0.6 million of prior period net savings that included $0.7 million across several Marine lines due to favorable loss activity, none of which was significant.
Commission Expenses
Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums for the three months ended March 31, 2011 was 17.2% compared to 15.4% for the comparable period in 2010. The increase in the net commission ratios for the first three months of 2011 when compared to the same period in 2010 was attributable to $2.6 million of sliding scale adjustments on our consortium quota share treaties due to large loss activity, which have reduced the ceding commission benefit. In addition, reinsurance reinstatement costs of $11.4 million, as discussed earlier, resulted in lower net earned premiums which in turn increased the net commission ratios.
Other Operating Expenses
Other operating expenses increased 5.7% for the three months ended March 31, 2011 compared to the same period in 2010. The increase in other operating expenses for the first quarter of 2011 was primarily due to investments in new underwriting teams, additional letter of credit fees due to the increased size of our facility, higher Lloyd’s charges due to greater capacity and higher compliance costs, particularly on account of the implementation of Solvency II. For the three months ended March 31, 2011, our operating expense ratios increased due to the explanations noted above combined with the impact of the estimated reinsurance reinstatement costs of $11.4 million recorded in the first quarter of 2011, resulting in lower net earned premiums which increased the operating expense ratios. Our total staff count at March 31, 2011 has declined 1.8% compared to our staff count at December 31, 2010.
INCOME TAXES
We recorded an income tax benefit of $4.5 million for the three months ended March 31, 2011 compared to an expense of $6.3 million for the comparable period in 2010, resulting in effective tax rates of 36.3% and 27.1%, respectively. The sale of a significant portion of our general obligation municipal obligations in the second quarter of 2010 resulted in the increase in the effective tax rate compared to prior periods. The effective tax rate on net investment income was 28.5% for the three months ended March 31, 2011 compared to 24.5% for the same period in 2010. As of March 31, 2011 and December 31, 2010 the net deferred federal, foreign, state and local tax liabilities and assets were $15.9 million and $15.1 million, respectively.
We had net state and local deferred tax assets amounting to potential future tax benefits of $2.4 million and $2.2 million at March 31, 2011 and December 31, 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.6 million and $1.4 million at March 31, 2011 and December 31, 2010, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards at March 31, 2011 expire from 2023 to 2025.

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
Insurance Companies
The Insurance Companies consist of Navigators Insurance , including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses. Navigators Specialty underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty is 100% reinsured by Navigators Insurance.

The following table sets forth the results of operations for the Insurance Companies for the three months ended March 31, 2011 and 2010:

	Three Months Ended		%
	March 31,		Change
	2011	2010
	($ in thousands)

Gross written premiums	$206,776	$177,838	16%
Net written premiums	130,740	121,340	8%

Net earned premiums	98,820	111,211	-11%
Net losses and loss adjustment expenses	(74,797)	(68,403)	9%
Commission expenses	(12,340)	(14,362)	-14%
Other operating expenses	(26,799)	(27,353)	-2%
Other income (expense)	1,691	(977)	NM

Underwriting profit	(13,425)	116	NM

Net investment income	14,983	15,748	-5%
Net realized gains (losses)	(245)	5,205	NM

Income before income taxes	1,313	21,069	-94%

Income tax expense	228	5,463	-96%

Net income	$1,085	$15,606	-93%

Losses and loss adjustment expenses ratio	75.7%	61.5%
Commission expense ratio	12.5%	12.9%
Other operating expense ratio (1)	25.4%	25.5%

Combined ratio	113.6%	99.9%

(1)	Includes Other operating expenses and Other income (expense).

	Three Months Ended March 31, 2011
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$40,559	$27,998	$13,798	$(1,237)	69.0%	34.0%	103.0%
Property Casualty	42,935	35,934	17,598	(10,597)	83.7%	41.0%	124.7%
Professional Liability	15,326	10,865	6,052	(1,591)	70.9%	39.5%	110.4%

Total	$98,820	$74,797	$37,448	$(13,425)	75.7%	37.9%	113.6%

	Three Months Ended March 31, 2010
	($ in thousands)
	Net	Losses
	Earned	and LAE	Underwriting	Underwriting	Loss	Expense	Combined
	Premium	Incurred	Expenses	Profit/(Loss)	Ratio	Ratio	Ratio

Marine	$41,094	$26,133	$14,928	$33	63.6%	36.3%	99.9%
Property Casualty	51,081	32,126	20,316	(1,361)	62.9%	39.8%	102.7%
Professional Liability	19,036	10,144	7,448	1,444	53.3%	39.1%	92.4%

Total	$111,211	$68,403	$42,692	$116	61.5%	38.4%	99.9%

Net earned premiums of the Insurance Companies decreased 11% for the three months ended March 31, 2011 compared to the same period in 2010. The decrease was primarily due to a reduction in net written premiums, primarily in our construction liability and D&O business lines during 2010. In addition, there was an increase of $3.8 million of reinsurance reinstatement premiums related to ceded IBNR and $2.7 million of reinsurance reinstatement premiums related to the large loss in our offshore drilling operations.
The loss ratio for the three months ended March 31, 2011 included unfavorable prior year development of $1.2 million, or 1.2 loss ratio points, and the impact of the aforementioned reinstatement premiums which served to increase the loss ratio by 4.6 points. The loss ratio for the three months ended March 31, 2010 was favorably impacted by prior period loss reserve redundancies of $0.7 million, or 0.6 loss ratio points. Generally, while the Insurance Companies segment has experienced favorable prior period redundancies, the ultimate loss ratios for the recent underwriting years have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 3.6% for the first three months of 2011 compared to 3.9% for the comparable period in 2010. The average duration of the Insurance Companies’ invested assets was 4.3 years at March 31, 2011 and 4.7 years at March 31, 2010. Net investment income decreased for the three months ended March 31, 2011 compared to the same period for 2010 primarily due to a decrease in yields on investments.

Lloyd’s Operations
The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.
The following table sets forth the results of operations of the Lloyd’s Operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,		%
	2011	2010	Change
	($ in thousands)

Gross written premiums	$89,507	$92,307	-3%
Net written premiums	62,336	67,977	-8%

Net earned premiums	53,658	52,858	2%
Net losses and loss adjustment expenses	(41,991)	(35,404)	19%
Commission expenses	(14,407)	(10,966)	31%
Other operating expenses	(9,776)	(7,243)	35%
Other income (expense)	(153)	2,069	NM

Underwriting profit (loss)	(12,669)	1,314	NM

Net investment income	2,255	2,069	9%
Net realized gains (losses)	(1,385)	713	NM

Income (loss) before income taxes	(11,799)	4,096	NM

Income tax expense (benefit)	(4,056)	1,503	NM

Net income (loss)	$(7,743)	$2,593	NM

Losses and loss adjustment expenses ratio	78.3%	67.0%
Commission expense ratio	26.8%	20.7%
Other operating expense ratio (1)	18.5%	9.8%

Combined ratio	123.6%	97.5%

(1)	Includes Other operating expenses and Other income (expense).
Net earned premiums of the Lloyd’s Operations increased 2% for the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to greater written premiums during the first three months of 2011, particularly in the offshore energy and engineering and construction lines, and was partially offset by reinsurance reinstatement premiums of $3.8 million related to ceded IBNR and $1.1 million related to the large loss in our offshore drilling operations that reduced net earned premiums in the first quarter. The increase in net commission ratios for the first three months of 2011 when compared to the same period in 2010 was attributable to $2.6 million of sliding scale adjustments on our consortium quota share treaties due to large loss activity, which have reduced the ceding commission benefit.

The loss ratio of 78.3% for the three months ended March 31, 2011 was increased by 6.6 points for the aforementioned reinstatement premiums. The Lloyd’s Operations recognized prior year reserve deficiencies of $2.2 million, or 4.1 loss ratio points in the first three months of 2011 compared to redundancies of $0.6 million, or 1.1 loss ratio points, in the comparable period in 2010. Generally, while the Lloyd’s Operations have experienced favorable prior period redundancies, the ultimate loss ratios for the recent underwriting years have been increasing due to softening market conditions for the business written during those periods.
The annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.4% for the three months ended March 31, 2011 compared to 2.3% for the comparable period in 2010. The average duration of the Lloyd’s Operations’ invested assets at March 31, 2011 was 3.0 years compared to 2.0 years at March 31, 2010. Net investment income decreased in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to a decrease in yields on investments.
Investments
The following tables set forth our cash and investments as of March 31, 2011:

		Gross	Gross		OTTI
		Unrealized	Unrealized	Cost or	Recognized
March 31, 2011	Fair Value	Gains	(Losses)	Amortized Cost	in OCI
	($ in thousands)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$288,734	$4,475	$(2,839)	$287,098	$—
States, municipalities and political subdivisions	373,352	10,312	(2,915)	365,955	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	359,610	9,254	(3,430)	353,786	—
Residential mortgage obligations	21,235	77	(2,051)	23,209	(1,260)
Asset-backed securities	42,914	230	(226)	42,910	—
Commercial mortgage-backed securities	207,018	4,896	(1,991)	204,113	—

Subtotal	630,777	14,457	(7,698)	624,018	(1,260)
Corporate bonds	552,115	13,718	(6,503)	544,900	—

Total fixed maturities	1,844,978	42,962	(19,955)	1,821,971	(1,260)

Equity securities — common stocks	90,912	26,366	(40)	64,586	—

Cash	39,284	—	—	39,284	—

Short-term investments	169,510	—	—	169,510	—

Total	$2,144,684	$69,328	$(19,995)	$2,095,351	$(1,260)

Invested assets decreased in the first three months of 2011 primarily due to funding of share repurchases of $13.1 million. The annualized pre-tax yields of our investment portfolio, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 3.3% for the three months ended March 31, 2011 compared to 3.6% for the comparable 2010 period.

The tax exempt securities portion of our investment portfolio decreased $259.4 million to approximately 18% of the fixed maturities investment portfolio at March 31, 2011 compared to March 31, 2010. As a result, the effective tax rate on net investment income was 28.5% for the three months ended March 31, 2011 compared to 24.5% for the comparable 2010 period.
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
The following table presents, for each of the fair value hierarchy levels, the fair value of our fixed maturities and equity securities by asset class at March 31, 2011:

March 31, 2011	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$138,123	$150,611	$—	$288,734
States, municipalities and political subdivisions	—	373,352	—	373,352
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	359,610	—	359,610
Residential mortgage obligations	—	21,235	—	21,235
Asset-backed securities	—	42,914	—	42,914
Commercial mortgage-backed securities	—	207,018	—	207,018

Subtotal	—	630,777	—	630,777
Corporate bonds	—	552,115	—	552,115

Total fixed maturities	138,123	1,706,855	—	1,844,978

Equity securities — common stocks	90,912	—	—	90,912

Total	$229,035	$1,706,855	$—	$1,935,890

There were no significant judgments made in classifying instruments in the fair value hierarchy.
The scheduled maturity dates for fixed maturity securities by the number of years until maturity at March 31, 2011 are shown in the following table:

Period from
March 31, 2011	Fair	Amortized
to Maturity	Value	Cost
	($ in thousands)

Due in one year or less	$20,811	$20,706
Due after one year through five years	574,146	562,020
Due after five years through ten years	394,016	390,075
Due after ten years	225,228	225,152
Mortgage- and asset-backed (including GNMAs)	630,777	624,018

Total	$1,844,978	$1,821,971

The following table sets forth our U.S. Treasury bonds, Agency bonds , and Foreign government bonds as of March 31, 2011:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
March 31, 2011	Value	Gains	(Losses)	Cost
	($ in thousands)

U.S. Treasury bonds	$138,733	$2,870	$(1,532)	$137,395
Agency bonds	88,320	1,258	(661)	87,723
Foreign government bonds	61,681	347	(646)	61,980

Total	$288,734	$4,475	$(2,839)	$287,098

The following table sets forth the fifteen largest holdings categorized as state, municipalities and political subdivisions by counterparty as of March 31, 2011:

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)
Issuers:
University of Pittsburgh	$13,648	$270	$13,378	AA
New York City Transitional Finance Authority	9,740	250	9,490	AA+
Illinois Finance Authority	7,831	(70)	7,901	BBB
Missouri Highway and Transportation Comm	6,848	204	6,644	AA+
Delaware Transportation Authority	6,845	587	6,258	AA
Virginia College Building Authority	6,510	213	6,297	AA+
Purdue University	6,154	(106)	6,260	AA+
State of California	6,124	80	6,044	A-
Missouri Highway and Transportation Comm	7,160	478	6,682	AA+
Pennsylvania Turnpike Commission	6,013	(11)	6,024	A+
Energy Northwest	5,935	(36)	5,971	AA
New York State Thruway Authority	5,853	310	5,543	AA-
University of California	5,815	123	5,692	AA
City of San Antonio	5,592	389	5,203	AA
New York State Environmental Facilities	5,576	153	5,423	AA

Subtotal	105,644	2,834	102,810
All Other	267,708	4,563	263,145

Total	$373,352	$7,397	$365,955

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as at March 31, 2011. The securities that are not rated in the table below are primarily state bonds.

Equivalent	Equivalent			Net
S&P	Moody’s			Unrealized
Rating	Rating	Fair Value	Book Value	Gain/(Loss)
		($ in thousands)

AAA/AA/A	Aaa/Aa/A	$352,609	$345,128	$7,481
BBB	Baa	15,763	15,844	(81)
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	4,980	4,983	(3)

Total		$373,352	$365,955	$7,397

The following table sets forth the municipal bond holdings by sectors for March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Percent of		Percent of
Municipal Sector	Fair Value	Total	Fair Value	Total
	($ in thousands)

General Obligation	$17,301	5%	$13,249	3%
Prerefunded	16,832	4%	14,122	4%
Revenue	299,992	80%	313,166	80%
Taxable	39,227	11%	51,713	13%

	$373,352	100%	$392,250	100%

We own $147.6 million of municipal securities which are credit enhanced by various financial guarantors. As of March 31, 2011, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.
We analyze our mortgage-backed and asset-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) which are Federal government sponsored entities, and the non-FNMA and non-FHLMC securities broken out by prime, Alternative A-paper (“Alt-A”) and subprime collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. Legislation has provided for guarantees by the U.S. Government of up to $100 billion each for FNMA and FHLMC.
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

The following tables set forth our agency mortgage-backed securities, residential mortgage obligations by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at March 31, 2011:

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Agency mortgage-backed securities:
GNMA	$125,351	$3,155	$(1,202)	$123,398
FNMA	189,807	4,978	(1,663)	186,492
FHLMC	44,452	1,121	(565)	43,896

Total	$359,610	$9,254	$(3,430)	$353,786

		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	(Losses)	Cost
	($ in thousands)
Residential mortgage obligations:
Prime	$16,214	$77	$(1,661)	$17,798
Alt-A	2,390	—	(373)	2,763
Subprime	—	—	—	—
Non-US RMBS	2,631		(17)	2,648

Total	$21,235	$77	$(2,051)	$23,209

The following table sets forth the fifteen largest residential mortgage obligations as of March 31, 2011:

	Issue	Fair	Book	Unrealized	S&P	Moody’s
Security Description	Date	Value	Value	(Loss)	Rating	Rating
	($ in thousands)
Arkle Master Issuer Plc 10-2A 1A1	2010	$2,491	$2,501	$(10)	AAA	Aaa
GSR Mortgage Loan Trust 05-Ar6 1A1	2005	1,154	1,202	(48)	AAA	NR
Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	843	837	6	NR	Ba2
JP Morgan Mortgage Trust 07-A3 1A1	2007	604	716	(112)	CCC	NR
JP Morgan Mortgage Trust 06 A4 1A1	2006	592	681	(89)	NR	Caa2
Citigroup Mtg Ln Tr Inc 04 Hyb3 1A	2004	581	577	4	AA-	A1
Bear Stearns Adjustable Rate 06 1 A1	2006	574	640	(66)	NR	B2
Banc Of America Fdg Corp 06 D 3A1	2006	563	597	(34)	CCC	NR
Banc Of America Fdg Corp 05 F 4A1	2005	557	609	(52)	CCC	Caa2
GSR Mortgage Loan Trust 06 Ar1 2A1	2006	552	680	(128)	B+	NR
Wells Fargo Mtg Bkd Secs Tr 06 Ar6 3A	2006	537	619	(82)	NR	B3
First Horizon Mtg Pass-Th 05 Ar4 2A	2005	506	486	20	CCC	NR
Wells Fargo Mortgage Backed Se 06-Ar14 2	2006	504	559	(55)	NR	Caa2
Wells Fargo Mtg Bkd Secs Tr 05 Ar1 1A1	2005	468	514	(46)	AAA	B2
Citigroup Mtg Ln Tr Inc 06 Ar1 3A1	2006	457	514	(57)	NR	Caa3

Subtotal		10,983	11,732	(749)
All Other		10,252	11,477	(1,225)

Total		$21,235	$23,209	$(1,974)

Details of the collateral of our asset-backed securities portfolio as of March 31, 2011 are presented below:

								Total
							Total	Amortized	Unrealized
	AAA	AA	A	BBB	BB	CCC	Fair Value	Cost	Gain/(Loss)
	($ in thousands)

Auto Loans	$336	$6,273	$—	$3,583	$—	$—	$10,192	$10,209	$(17)
Credit Cards	5,409	—	—	—	—	—	5,409	5,498	(89)
Miscellaneous	5,896	—	18,236	3,179	—	2	27,313	27,203	110

Total	$11,641	$6,273	$18,236	$6,762	$—	$2	$42,914	$42,910	$4

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities as of March 31, 2011:

				Average
	Issue	Fair	Book	Underlying	Delinq.	Subord.	S&P	Moody’s
Security Description	Date	Value	Value	LTV %	Rate	Level	Rating	Rating
	($ in thousands)

Morgan Stanley Cap I 06 IQ12 A4	2006	$21,946	$22,589	73.88%	13.28%	29.34%	AAA	NR
Wachovia Bk Comm Mtg Tr 06 C23 A4	2006	15,258	15,485	76.95%	6.39%	33.08%	AA-	Aaa
Banc Of America Comm Mtg 06 2 A4	2006	11,947	11,991	78.35%	13.03%	30.82%	AAA	NR
GSMS 2010-C1 A2	2010	8,040	8,270	53.34%	0.00%	18.67%	NR	Aaa
Wachovia Bk Comm Mtg Tr 05 C18 A4	2005	7,460	6,887	79.70%	14.86%	34.08%	AAA	Aaa
Four Times Square Tr 06-4TS A	2006	7,215	7,026	39.40%	0.00%	8.07%	AAA	Aa1
Citigroup Comm Mtg Tr 06 C5 A4	2006	7,210	6,967	72.88%	7.22%	29.46%	NR	Aaa
Credit Suisse Mortgage Capital 06-Oma B2	2006	6,853	7,157	65.71%	0.00%	52.76%	NR	Aa1
LB-UBS Comm Mtg Tr 06 C7 A3	2006	6,665	6,323	72.59%	8.18%	30.07%	AAA	NR
GS Mortgage Securities Corp 10-C1 B	2010	6,033	6,171	53.34%	0.00%	15.14%	NR	Aa2
LB-UBS Comm Mtg Tr 06 C6 A4	2006	5,657	5,772	65.76%	6.99%	30.66%	AAA	Aaa
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	5,364	4,886	58.67%	3.88%	32.20%	NR	Aaa
Morgan Stanley Capital I 06 Hq10 A4	2006	4,778	4,738	77.52%	11.44%	32.51%	NR	Aaa
Citigroup/Deutsche Bk Comm Mtg 05 CD1 A4	2005	4,515	4,206	76.42%	11.09%	31.67%	AAA	Aaa
Commercial Mtg Pt Cert 05 C6 A5A	2005	4,321	4,051	76.73%	9.78%	31.55%	AAA	Aaa

Subtotal		123,262	122,519
All Other		83,756	81,594

Total		$207,018	$204,113

The following table shows the amount and percentage of our fixed maturities and short-term investments at March 31, 2011 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

			Percent
Rating		Fair	of
Description	Rating	Value	Total
	($ in thousands)

Extremely Strong	AAA	$880,031	47%
Very Strong	AA	362,738	20%
Strong	A	481,427	26%
Adequate	BBB	101,699	6%
Speculative	BB & below	14,103	1%
Not Rated	NR	4,980	0%

Total	AA	$1,844,978	100%

The following is a list of the top fifteen corporate bond holdings for fixed maturities at fair value at March 31, 2011. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

		Net	Cost or
	Fair	Unrealized	Amortized	S&P
	Value	Gains/(Losses)	Cost	Rating
	($ in thousands)

Issuers:
General Electric	$26,439	$1,789	$24,650	AA
Bank of America Corp	25,443	388	25,055	A-
Wells Fargo & Co	24,947	76	24,871	A+
Morgan Stanley	23,663	221	23,442	A-
Goldman Sachs Group	19,686	162	19,524	A-
Barclays Plc	17,585	485	17,100	AA-
J.P. Morgan Chase & Co	17,017	10	17,007	A
Credit Suisse Group AG	13,372	(316)	13,688	A+
Southern Co	12,280	470	11,810	A-
Citigroup Inc	11,419	564	10,855	A-
Wal-Mart Stores Inc	10,979	(583)	11,562	AA
Baker Hughes Inc	10,923	533	10,390	A
Deutsche Bank AG	10,224	282	9,942	A+
Transcanada Corp	10,070	647	9,423	A-
BNP Paribas	9,711	(163)	9,874	AA-

Subtotal	243,758	4,565	239,193
All Other	308,357	2,650	305,707

Total	$552,115	$7,215	$544,900

The following table sets forth the fifteen largest equity securities holdings as of March 31, 2011:

		Net	Cost or
	Fair	Unrealized	Amortized
	Value	Gains/(Losses)	Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$5,805	$2,390	$3,415
Vanguard Emerging Market Stock Index	5,100	2,578	2,522
Vanguard Pacific Stock Index	4,500	1,401	3,099
Vanguard European Stock Index	4,328	1,553	2,775
Conocophillips	3,386	1,536	1,850
Chevron Corp	2,983	1,239	1,744
Philip Morris International Inc	2,852	1,148	1,704
General Electric Co	2,600	785	1,815
Altria Group Inc	2,554	934	1,620
Vodafone Group Plc	2,425	870	1,555
AT&T Inc	2,421	467	1,954
The Boeing Co	2,347	955	1,392
EI DU Pont DE Nemours & Co	2,320	1,091	1,229
HJ Heinz Co	2,243	374	1,869
Health Care Reit Inc	2,223	443	1,780

Subtotal	48,087	17,764	30,323
All Other	42,825	8,562	34,263

Total	$90,912	$26,326	$64,586

The following table summarizes all securities in a gross unrealized loss position at March 31, 2011 and December 31, 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	March 31, 2011			December 31, 2010
	Number of	Fair	Gross	Number of	Fair	Gross
	Securities	Value	Unrealized Loss	Securities	Value	Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	34	$146,418	$2,839	36	$163,253	$4,499
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	34	146,418	2,839	36	163,253	4,499

States, municipalities and political subdivisions
0-6 Months	55	101,879	2,736	57	112,291	3,749
7-12 Months	2	1,101	109	1	1,004	20
> 12 Months	5	2,268	70	4	1,317	36

Subtotal	62	105,248	2,915	62	114,612	3,805

Agency mortgage-backed securities
0-6 Months	39	123,436	3,430	36	139,226	2,434
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	39	123,436	3,430	36	139,226	2,434

Residential mortgage obligations
0-6 Months	4	4,148	109	3	3,215	20
7-12 Months	—	—	—	—	—	—
> 12 Months	48	14,234	1,942	52	15,939	2,373

Subtotal	52	18,382	2,051	55	19,154	2,393

Asset-backed securities
0-6 Months	5	24,355	226	7	28,175	292
7-12 Months	—	—	—	—	—	—
> 12 Months	1	—	—	1	2	—

Subtotal	6	24,355	226	8	28,177	292

Commercial mortgage-backed securities
0-6 Months	25	97,543	1,977	16	78,212	1,755
7-12 Months	—	—	—	—	—	—
> 12 Months	2	351	14	2	491	39

Subtotal	27	97,894	1,991	18	78,703	1,794

Corporate bonds
0-6 Months	110	228,588	6,503	98	214,180	5,545
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	110	228,588	6,503	98	214,180	5,545

Total fixed maturities	330	$744,321	$19,955	313	$757,305	$20,762

Equity securities — common stocks
0-6 Months	3	$1,648	$40	1	$322	$10
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Total equity securities	3	$1,648	$40	1	$322	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies. See Critical Accounting Estimates — Impairment of Invested Assets in our 2010 Annual Report on Form 10-K for additional information on our policies.
To determine whether the unrealized loss on structured securities is other-than-temporary, we project an expected principal loss under a range of scenarios and utilize the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break even default rate is also calculated. A comparison of the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.
As of March 31, 2011, the largest single unrealized loss by issuer in the fixed maturities was $0.6 million.
The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of March 31, 2011.
Period for Which Fair Value is Less than 80% of Amortized Cost

			6 months
		Longer than 3	or longer, less
	Less than 3	months, less	than 12	12 months
	months	than 6 months	months	or longer	Total
	($ in thousands)

Fixed maturities	$—	$—	$—	$(202)	$(202)
Equity securities	—	—	—	—	—

Total	$—	$—	$—	$(202)	$(202)

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery. We may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investment for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at March 31, 2011. Not all of the securities are rated by S&P and/or Moody’s.

			Gross
	Equivalent	Equivalent	Unrealized Loss		Fair Value
NAIC	S&P	Moody’s		Percent		Percent
Rating	Rating	Rating	Amount	of Total	Amount	of Total
			($ in thousands)

1	AAA/AA/A	Aaa/Aa/A	$17,012	86%	$682,636	92%
2	BBB	Baa	1,128	6%	47,916	6%
3	BB	Ba	225	1%	1,652	0%
4	B	B	413	2%	3,780	1%
5	CCC or lower	Caa or lower	1,092	5%	7,046	1%
6	NR	NR	85	0%	1,291	0%

	Total		$19,955	100%	$744,321	100%

At March 31, 2011, the gross unrealized losses in the table directly above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $1.8 million which is rated below investment grade. The non-rated securities primarily consist of municipal bonds. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.
The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at March 31, 2011 are shown in the following table:

	Gross
	Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$48	0%	$39,337	5%
Due after one year through five years	2,401	12%	148,023	20%
Due after five years through ten years	6,332	32%	188,963	25%
Due after ten years	3,476	17%	103,931	14%

Mortgage- and asset-backed securities	7,698	39%	264,067	36%

Total fixed maturity securities	$19,955	100%	$744,321	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 5.0 years.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended
	March 31,
	2011		2010
	Number of		Number of
($ in thousands, except # of securities)	Securities	Amount	Securities	Amount
Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	1	33	2	224
Asset-backed securities	—	—	—	—
Equities	1	230	1	27

Total	2	263	3	$251

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		22		170
Asset-backed securities		—		—
Equities		—		—

Total		$22		$170

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		11		54
Asset-backed securities		—		—
Equities		230		27

Total		$241		$81

During the three months ended March 31, 2011, we recognized in earnings OTTI losses of $0.2 million related to non-agency mortgage-backed securities and one equity security. During the comparable period in 2010, we recognized in earnings OTTI losses of $0.05 million related to residential mortgage-backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.
For the three months ended March 31, 2011, OTTI losses within other comprehensive income (“ OCI”) decreased $0.4 million, primarily as a result of increases in the fair value of securities previously impaired. For the comparable period in 2010, OTTI losses within OCI decreased $1.0 million.

The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of March 31, 2011 that we do not intend to sell and it is not more likely than not that we will be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

	Three months ended March 31,
($ in thousands)	2011	2010

Beginning balance at January 1	$1,658	$2,523
Credit losses on securities not previously impaired as of January 1	—	54
Additional credit losses on securities previously impaired as of January 1	11	—
Reductions for securities sold during the period	—	—

Ending balance at March 31	$1,669	$2,577

Liquidity and Capital Resources
Net cash provided by operating activities was $13.3 million for the three months ended March 31, 2011 compared to $4.1 million for the same period in 2010. The increase in cash flow from operations for the three month period was primarily due to reductions in paid losses and income taxes paid.
Net cash provided by investing activities was $6.9 million for the three months ended March 31, 2011 compared to $21.1 million for the same period in 2010. This change is primarily due to sale of securities to fund our share repurchase program.
Net cash used in financing activities was $12.6 million for the three months ended March 31, 2011 compared to $23.1 million for the comparable period in 2010. The use of cash primarily related to the repurchase of the Parent Company’s common stock under our share repurchase program.
At March 31, 2011, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $19.1 million, consists of investment grade bonds. At March 31, 2011, our portfolio had a duration of 4.1 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of March 31, 2011 and December 31, 2010, all fixed maturity securities and equity securities held by us were classified as available-for-sale.
On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund our participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to have letters of credit issued under this credit facility expires on December 31, 2012. At March 31, 2011, letters of credit with an aggregate face amount of $132 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at March 31, 2011.
As a result of the April 1, 2011 renewal of the credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s senior unsecured long-term debt securities and without third-party credit enhancement and the amount of the Company’s own ‘Funds at Lloyd’s’ collateral.
Pursuant to the implementation of Lloyd’s Plan of Reconstruction and Renewal, a portion of our recoverables are now reinsured by Resolute Management Services Limited (a separate U.K. authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account, previously known as Equitas).
Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at March 31, 2011 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.
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
We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from its positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to large losses could significantly impact our liquidity needs. However, we expect to collect our paid reinsurance recoverables generally under the terms described above.

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
Our capital resources consist of funds deployed or available to be deployed to support our business operations. At March 31, 2011 and December 31, 2010, our capital resources were as follows:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Senior debt	$114,171	$114,138
Stockholders’ equity	815,172	829,354

Total capitalization	$929,343	$943,492

Ratio of debt to total capitalization	12.3%	12.1%

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
As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of the Parent Company’s Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our Board of Directors deems relevant.
In November 2009, the Parent Company’s Board of Directors adopted a share repurchase program for up to $35 million of the Parent Company’s common stock. In March 2010, the Parent Company’s Board of Directors adopted a share repurchase program for up to an additional $65 million of the Parent Company’s common stock. The share repurchase program as originally approved was scheduled to expire on December 31, 2010, however, prior to its expiration, the Parent Company’s Board of Directors approved an extension to December 31, 2011. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.
For the three months ended March 31, 2011, we repurchased 256,094 shares of the Parent Company’s common stock at an aggregate purchase price of $13.1 million and a weighted average price per share of $50.96 pursuant to the share repurchase program. Since inception, we have repurchased 1,661,954 shares of the Parent Company’s common stock at an aggregate purchase price of $71.8 million and a weighted average price per share of $43.19. At March 31, 2011, approximately $27.8 million was available for future repurchases under the program.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance. Based on the December 31, 2010 surplus of Navigators Insurance, the approximate remaining maximum amount available for the payment of dividends by Navigators Insurance during 2011 without prior regulatory approval was $67.1 million. Navigators Insurance declared and paid $10.0 million of dividends to the Parent Company in the first three months of 2011, leaving $29.3 million of remaining dividend capacity for 2011.
Condensed Parent Company balance sheets as of March 31, 2011 (unaudited) and December 31, 2010 are shown in the table below:

	March 31,	December 31,
	2011	2010
	($ in thousands)

Cash and investments	$50,240	$53,217
Investments in subsidiaries	861,799	877,999
Goodwill and other intangible assets	2,534	2,534
Other assets	14,287	12,028

Total assets	$928,860	$945,778

Senior Notes	$114,171	$114,138
Accounts payable and other liabilities	(3,837)	946
Accrued interest payable	3,354	1,342

Total liabilities	113,688	116,426

Stockholders’ equity	815,172	829,354

Total liabilities and stockholders’ equity	$928,860	$945,778

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in the Company’s 2010 Annual Report on Form 10-K.
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
Based on the primary foreign-denominated balances within the Lloyd’s Operations at March 31, 2011, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	USD equivalent
	as of	Negative currency movement of
(amounts in millions)	March 31, 2011	5%	10%	15%

Cash, cash equivalents and marketable securities at fair value	$97.3	($4.9)	($9.7)	($14.6)

Premiums receivable	$28.3	($1.4)	($2.8)	($4.3)

Reinsurance recoverables on paid, unpaid losses and loss adjustment expenses	$74.3	($3.7)	($7.4)	($11.1)

Reserves for losses and loss adjustment expenses	$182.0	($9.1)	($18.2)	($27.3)

Item 4.	Controls and Procedures
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
In the ordinary course of conducting business, our subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of the these proceedings are claims litigation involving our subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment reserves. Our management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.
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
In October 2010, Equitas represented by Resolute Management Services Limited (the “Resolute”) commenced litigation and arbitration proceedings (the “Resolute Proceedings”) against Navigators Management Company (“NMC”), Inc., a wholly-owned subsidiary of the Company . The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment.
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
There have been no material changes from the risk factors as previously disclosed in the Company’s 2010 Annual Report on Form 10-K.

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
The following presents our share repurchases under the current program for the periods indicated:

				Dollar Value
			Purchased	of Shares that
	Total Number	Average	Under Publicly	May Yet Be
	of Shares	Cost Paid	Announced	Purchased Under
	Purchased	Per Share	Program	the Program (1)
	($ in thousands, except per share)

January 2011	—	—	—	$68,232
February 2011	28,835	$52.24	28,835	$39,397
March 2011	227,259	$50.79	227,259	$27,848

Subtotal first quarter	256,094	$50.96	256,094

Total 2011 activity	256,094		256,094

(1)	Balance as of the end of the month indicated.

Item 3.	Defaults Upon Senior Securities
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Database	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc. (Registrant)
Date: May 9, 2011	/s / Francis W. McDonnell
Francis W. McDonnell
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema	*
101.CAL	XBRL Taxonomy Extension Calculation Database	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein.