Form 10-Q
period 2011-06-30
NAVIGATORS GROUP INC
filed 2011-08-04
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

The number of common shares outstanding as of July 27, 2011 was 14,943,149.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	September 30,	September 30,
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011, $1,799,369; 2010, $1,855,598)	$1,847,221	$1,882,245
Equity securities, available-for-sale, at fair value (cost: 2011, $68,035; 2010, $64,793)	94,737	87,258
Short-term investments, at cost which approximates fair value	185,032	153,057
Cash	40,340	31,768

Total investments and cash	2,167,330	2,154,328

Premiums receivable	273,327	188,368
Prepaid reinsurance premiums	176,960	156,869
Reinsurance recoverable on paid losses	65,856	56,658
Reinsurance recoverable on unpaid losses and loss adjustment expenses	852,992	843,296
Deferred policy acquisition costs	60,468	55,201
Accrued investment income	14,212	15,590
Goodwill and other intangible assets	7,037	6,925
Current income tax receivable, net	6,877	1,054
Deferred income tax, net	6,871	15,141
Other assets	23,979	38,029

Total assets	$3,655,909	$3,531,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,033,556	$1,985,838
Unearned premiums	534,474	463,515
Reinsurance balances payable	125,482	105,904
Senior notes	115,547	114,138
Accounts payable and other liabilities	28,931	32,710

Total liabilities	2,837,990	2,702,105

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,400,857 shares for 2011 and 17,274,440 shares for 2010	1,744	1,728
Additional paid-in capital	323,174	312,588
Treasury stock, at cost (2,385,393 shares for 2011 and 1,532,273 shares for 2010)	(106,377)	(64,935)
Retained earnings	541,123	539,512
Accumulated other comprehensive income	58,255	40,461

Total stockholders’ equity	817,919	829,354

Total liabilities and stockholders’ equity	$3,655,909	$3,531,459

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

($ and shares in thousands, except net income per share)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Gross written premiums	$278,714	$253,568	$574,997	$523,713

Revenues:
Net written premiums	$183,363	$165,005	$376,439	$354,322
Change in unearned premiums	(9,586)	(3,534)	(50,184)	(28,782)

Net earned premiums	173,777	161,471	326,255	325,540
Net investment income	17,429	17,853	34,813	35,825
Total other-than-temporary impairment losses	(833)	(489)	(1,096)	(740)
Portion of loss recognized in other comprehensive income (before tax)	301	334	322	504

Net other-than-temporary impairment losses recognized in earnings	(532)	(155)	(774)	(236)
Net realized gains (losses)	3,006	11,020	1,618	17,133
Other income (expense)	573	(899)	1,564	171

Total revenues	194,253	189,290	363,476	378,433

Expenses:
Net losses and loss adjustment expenses	113,863	99,863	230,651	203,670
Commission expenses	28,030	25,677	54,230	50,993
Other operating expenses	35,777	34,513	72,352	69,099
Interest expense	2,047	2,044	4,093	4,088

Total expenses	179,717	162,097	361,326	327,850

Income before income taxes	14,536	27,193	2,150	50,583

Income tax expense (benefit)	5,032	8,223	539	14,568

Net income (loss)	$9,504	$18,970	$1,611	$36,015

Net income per common share:
Basic	$0.62	$1.18	$0.10	$2.20
Diluted	$0.60	$1.16	$0.10	$2.16

Average common shares outstanding:
Basic	15,373	16,100	15,555	16,369
Diluted	15,726	16,422	15,944	16,686

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Preferred stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,728	$1,721
Shares issued under stock plans	16	3

Balance at end of period	$1,744	$1,724

Additional paid-in capital
Balance at beginning of year	$312,588	$304,505
Share-based compensation	10,586	4,044

Balance at end of period	$323,174	$308,549

Treasury stock, at cost
Balance at beginning of year	$(64,935)	$(18,296)
Treasury stock acquired	(41,442)	(46,169)
Issuance related to share-based compensation	—	4,677

Balance at end of period	$(106,377)	$(59,788)

Retained earnings
Balance at beginning of year	$539,512	$469,934
Net income	1,611	36,015

Balance at end of period	$541,123	$505,949

Accumulated other comprehensive income, net of tax
Balance at beginning of year	$40,461	$43,655
Change in net unrealized gains on securities	16,696	15,522
Change in net non-credit other-than-temporary impairment losses	175	(1,302)
Change in net cumulative translation adjustments	923	434

Balance at end of period	$58,255	$58,309

Total stockholders’ equity at end of period	$817,919	$814,743

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	September 30,	September 30,
	Three Months Ended June 30,
	2011	2010
	(Unaudited)
Net income	$9,504	$18,970

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $8,390 and $4,162 in 2011 and 2010, respectively (1)	16,833	8,222
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $(4) and $(554) in 2011 and 2010, respectively	(8)	(1,028)

Other comprehensive income (loss)	16,825	7,194

Comprehensive income	$26,329	$26,164

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$18,385	$15,281
Reclassification adjustment for net realized (gains) losses included in net income	(1,913)	7,163
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	361	(104)

Change in net unrealized gains (losses) on investments, net of tax	$16,833	$8,222

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Net income	$1,611	$36,015

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $8,573 and $7,354 in 2011 and 2010, respectively (2)	16,871	14,220
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $359 and $234 in 2011 and 2010, respectively	923	434

Other comprehensive income (loss)	17,794	14,654

Comprehensive income	$19,405	$50,669

(2) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$17,266	$25,196
Reclassification adjustment for net realized (gains) losses included in net income	(913)	11,136
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	518	(160)

Change in net unrealized gains (losses) on investments, net of tax	$16,871	$14,220

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Operating activities:
Net income	$1,611	$36,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,084	2,337
Deferred income taxes	(1,047)	12,438
Net realized (gains) losses	(844)	(16,897)
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(16,952)	26,105
Reserves for losses and loss adjustment expenses	42,964	9,744
Prepaid reinsurance premiums	(19,803)	216
Unearned premiums	70,009	28,706
Premiums receivable	(84,308)	(29,710)
Deferred policy acquisition costs	(5,096)	(5,883)
Accrued investment income	1,251	2,100
Reinsurance balances payable	19,304	(4,250)
Current income taxes	(3,685)	(6,727)
Other	8,897	10,172

Net cash provided by operating activities	14,385	64,366

Investing activities:
Fixed maturities
Redemptions and maturities	95,268	84,190
Sales	461,215	439,441
Purchases	(505,278)	(529,939)
Equity securities
Sales	2,107	899
Purchases	(5,056)	(16,761)
Change in payable for securities	17,825	10,455
Net change in short-term investments	(29,848)	5,308
Purchase of property and equipment	(1,771)	(971)

Net cash provided by (used in) investing activities	34,462	(7,378)

Financing activities:
Purchase of treasury stock	(41,442)	(46,169)
Proceeds of stock issued from employee stock purchase plan	360	415
Proceeds of stock issued from exercise of stock options	807	198

Net cash used in financing activities	(40,275)	(45,556)

Increase in cash	8,572	11,432
Cash at beginning of year	31,768	509

Cash at end of period	$40,340	$11,941

Supplemental cash information:
Income taxes paid, net	$8,134	$7,214
Interest paid	4,025	4,025
Issuance of stock to directors	210	180

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

Recent Accounting Developments

In June 2011, the FASB issued accounting guidance (ASU 2011-05) that modifies the presentation requirements for comprehensive income (ASC 220). This guidance is effective as of January 1, 2012 for calendar year reporting entities. Early adoption is permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial condition, results of operations and cash flows.

In May 2011, the FASB issued accounting guidance (ASU 2011-04) that revises the wording used to describe fair value and the requirements for fair value measurement and disclosure (ASC 820). This guidance is effective as of January 1, 2012 for calendar year reporting entities. Early adoption is not permitted. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial condition, results of operations and cash flows.

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

Financial data by segment for the three and six months ended June 30, 2011 and 2010 follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30, 2011
	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
	($ in thousands)

Gross written premiums	$186,767	$91,947	$—	$278,714
Net written premiums	123,204	60,159	—	183,363

Net earned premiums	114,987	58,790	—	173,777
Net losses and loss adjustment expenses	(77,330)	(36,533)	—	(113,863)
Commission expenses	(16,402)	(12,042)	414	(28,030)
Other operating expenses	(26,516)	(9,261)	—	(35,777)
Other income (expense)	626	361	(414)	573

Underwriting profit (loss)	(4,635)	1,315	—	(3,320)

Net investment income	14,989	2,320	120	17,429
Net realized gains (losses)	3,100	(798)	172	2,474
Interest expense	—	—	(2,047)	(2,047)

Income (loss) before income taxes	13,454	2,837	(1,755)	14,536

Income tax expense (benefit)	4,617	1,029	(614)	5,032

Net income (loss)	$8,837	$1,808	$(1,141)	$9,504

Identifiable assets (2)	$2,681,023	$908,361	$74,326	$3,655,910

Losses and loss adjustment expenses ratio	67.3%	62.1%		65.5%
Commission expense ratio	14.3%	20.5%		16.1%
Other operating expense ratio (3)	22.4%	15.2%		20.3%

Combined ratio	104.0%	97.8%		101.9%

(1)	Includes Corporate segment intercompany eliminations.
(2)	Includes inter-segment transactions causing the row not to cross foot.
(3)	Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,
	Three Months Ended June 30, 2011
	Insurance Companies	Lloyd’s Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$58,323	$39,451	$97,774
Property Casualty	100,131	42,122	142,253
Professional Liability	28,313	10,374	38,687

Total	$186,767	$91,947	$278,714

Net written premiums:
Marine	$41,802	$32,042	$73,844
Property Casualty	62,015	22,682	84,697
Professional Liability	19,387	5,435	24,822

Total	$123,204	$60,159	$183,363

Net earned premiums:
Marine	$41,877	$37,734	$79,611
Property Casualty	55,351	16,259	71,610
Professional Liability	17,759	4,797	22,556

Total	$114,987	$58,790	$173,777

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30, 2010
	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
	($ in thousands)

Gross written premiums	$170,641	$82,927	$—	$253,568
Net written premiums	111,401	53,604	—	165,005

Net earned premiums	110,425	51,046	—	161,471
Net losses and loss adjustment expenses	(64,862)	(35,001)	—	(99,863)
Commission expenses	(14,615)	(11,402)	340	(25,677)
Other operating expenses	(25,907)	(8,617)	—	(34,524)
Other income (expense)	(114)	(434)	(340)	(888)

Underwriting profit (loss)	4,927	(4,408)	—	519

Net investment income	15,556	2,128	169	17,853
Net realized gains (losses)	10,729	19	117	10,865
Interest expense	—	—	(2,044)	(2,044)

Income (loss) before income taxes	31,212	(2,261)	(1,758)	27,193

Income tax expense (benefit)	9,654	(815)	(616)	8,223

Net income (loss)	$21,558	$(1,446)	$(1,142)	$18,970

Identifiable assets (2)	$2,564,004	$829,008	$70,742	$3,480,255

Losses and loss adjustment expenses ratio	58.7%	68.6%		61.8%
Commission expense ratio	13.2%	22.3%		15.9%
Other operating expense ratio (3)	23.6%	17.7%		22.0%

Combined ratio	95.5%	108.6%		99.7%

(1)	Includes Corporate segment intercompany eliminations.
(2)	Includes inter-segment transactions causing the row not to cross foot.
(3)	Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,
	Three Months Ended June 30, 2010
	Insurance Companies	Lloyd’s Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$55,204	$41,829	$97,033
Property Casualty	81,797	29,122	110,919
Professional Liability	33,640	11,976	45,616

Total	$170,641	$82,927	$253,568

Net written premiums:
Marine	$37,153	$34,421	$71,574
Property Casualty	54,300	13,924	68,224
Professional Liability	19,948	5,259	25,207

Total	$111,401	$53,604	$165,005

Net earned premiums:
Marine	$40,554	$34,727	$75,281
Property Casualty	50,171	10,763	60,934
Professional Liability	19,700	5,556	25,256

Total	$110,425	$51,046	$161,471

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended June 30, 2011
	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
	($ in thousands)

Gross written premiums	$393,543	$181,454	$—	$574,997
Net written premiums	253,944	122,495	—	376,439

Net earned premiums	213,807	112,448	—	326,255
Net losses and LAE	(152,127)	(78,524)	—	(230,651)
Commission expenses	(28,742)	(26,449)	961	(54,230)
Other operating expenses	(53,315)	(19,037)	—	(72,352)
Other income (expense)	2,317	208	(961)	1,564

Underwriting profit (loss)	(18,060)	(11,354)	—	(29,414)

Net investment income	29,972	4,575	266	34,813
Net realized gains (losses)	2,855	(2,183)	172	844
Interest expense	—	—	(4,093)	(4,093)

Income (loss) before income taxes	14,767	(8,962)	(3,655)	2,150

Income tax expense (benefit)	4,845	(3,027)	(1,279)	539

Net income (loss)	$9,922	$(5,935)	$(2,376)	$1,611

Identifiable assets (2)	$2,681,023	$908,361	$74,326	$3,655,910

Loss and LAE ratio	71.2%	69.8%		70.7%
Commission expense ratio	13.4%	23.5%		16.6%
Other operating expense ratio (3)	23.8%	16.8%		21.7%

Combined ratio	108.4%	110.1%		109.0%

(1)	Includes Corporate segment intercompany eliminations.
(2)	Includes inter-segment transactions causing the row not to cross foot.
(3)	Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,
	Six Months Ended June 30, 2011
	Insurance Companies	Lloyd’s Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$128,671	$100,606	$229,277
Property Casualty	213,019	61,424	274,443
Professional Liability	51,853	19,424	71,277

Total	$393,543	$181,454	$574,997

Net written premiums:
Marine	$96,020	$81,713	$177,733
Property Casualty	124,922	31,068	155,990
Professional Liability	33,002	9,714	42,716

Total	$253,944	$122,495	$376,439

Net earned premiums:
Marine	$82,436	$74,712	$157,148
Property Casualty	98,286	28,153	126,439
Professional Liability	33,085	9,583	42,668

Total	$213,807	$112,448	$326,255

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended June 30, 2010
	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
	($ in thousands)

Gross written premiums	$348,479	$175,234	$—	$523,713
Net written premiums	232,741	121,581	—	354,322

Net earned premiums	221,636	103,904	—	325,540
Net losses and LAE	(133,265)	(70,405)	—	(203,670)
Commission expenses	(28,977)	(22,368)	352	(50,993)
Other operating expenses	(53,260)	(15,860)	—	(69,120)
Other income (expense)	(1,091)	1,635	(352)	192

Underwriting profit (loss)	5,043	(3,094)	—	1,949

Net investment income	31,304	4,197	324	35,825
Net realized gains (losses)	15,934	732	231	16,897
Interest expense	—	—	(4,088)	(4,088)

Income (loss) before income taxes	52,281	1,835	(3,533)	50,583

Income tax expense (benefit)	15,117	688	(1,237)	14,568

Net income (loss)	$37,164	$1,147	$(2,296)	$36,015

Identifiable assets (2)	$2,564,004	$829,008	$70,742	$3,480,255

Loss and LAE ratio	60.1%	67.8%		62.6%
Commission expense ratio	13.1%	21.5%		15.7%
Other operating expense ratio (3)	24.5%	13.7%		21.1%

Combined ratio	97.7%	103.0%		99.4%

(1)	Includes Corporate segment intercompany eliminations.
(2)	Includes inter-segment transactions causing the row not to cross foot.
(3)	Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,
	Six Months Ended June 30, 2010
	Insurance Companies	Lloyd’s Operations	Total
	($ in thousands)

Gross written premiums:
Marine	$122,730	$100,970	$223,700
Property Casualty	161,143	49,081	210,224
Professional Liability	64,606	25,183	89,789

Total	$348,479	$175,234	$523,713

Net written premiums:
Marine	$88,156	$84,063	$172,219
Property Casualty	103,997	25,635	129,632
Professional Liability	40,588	11,883	52,471

Total	$232,741	$121,581	$354,322

Net earned premiums:
Marine	$81,648	$70,287	$151,935
Property Casualty	101,252	22,678	123,930
Professional Liability	38,736	10,939	49,675

Total	$221,636	$103,904	$325,540

The Insurance Companies’ net earned premiums include $25.5 million and $18.7 million of net earned premiums from the U.K. Branch for the three months ended June 30, 2011 and 2010, respectively and $42.9 million and $38.6 million of net earned premiums from the U.K. Branch for the six months ended June 30, 2011 and 2010.

Note 4. Reinsurance Ceded

The Company ceded earned premiums were $82.1 million and $84.3 million for the three months ended June 30, 2011 and 2010, respectively, and were $178.1 million and $169.8 million for the six months ended June 30, 2011 and 2010, respectively. The Company ceded incurred losses were $53.1 million and $61.1 million for the three months ended June 30, 2011 and 2010, respectively, and were $127.7 million and $113.4 million for the six months ended June 30, 2011 and 2010.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 74.3% of the total recoverable), together with the reinsurance recoverable and collateral at June 30, 2011, and the reinsurers’ rating from the indicated rating agency:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Reinsurance Recoverables
Reinsurer	Unearned Premium	Unpaid/Paid Losses	Total	Collateral Held (1)	Rating & Rating Agency (2)
	($ in millions)

Swiss Reinsurance America Corporation	$6.8	$95.7	$102.5	$8.2	A	AMB
Munich Reinsurance America Inc.	14.1	74.9	89.0	4.3	A+	AMB
Everest Reinsurance Company	16.3	67.5	83.8	7.7	A+	AMB
Transatlantic Reinsurance Company	17.8	65.9	83.7	6.8	A	AMB
Scor Holding (Switzerland) AG	4.2	41.6	45.8	9.2	A	AMB
Partner Reinsurance Europe	7.5	35.5	43.0	18.2	AA-	S&P
National Indemnity Company	12.7	29.6	42.3	6.1	A++	AMB
Munchener Ruckversicherungs-Gesellschaft	0.9	35.1	36.0	8.6	A+	AMB
Lloyd’s Syndicate #2003	5.4	27.0	32.4	6.1	A	AMB
Berkley Insurance Company	2.0	29.8	31.8	—	A+	AMB
General Reinsurance Corporation	0.9	30.6	31.5	1.3	A++	AMB
White Mountains Reinsurance of America	0.2	29.6	29.8	0.7	A-	AMB
Platinum Underwriters Re	1.3	25.4	26.7	3.1	A	AMB
Ace Property and Casualty Insurance Company	3.2	20.8	24.0	0.5	A+	AMB
AXIS Re Europe	5.7	18.1	23.8	6.1	A	AMB
Allied World Reinsurance	6.9	15.6	22.5	2.6	A	AMB
Validus Reinsurance Ltd.	3.0	15.7	18.7	6.4	A-	AMB
Tower Insurance Company	12.6	5.6	18.2	4.4	A-	AMB
Lloyd’s Syndicate #457	3.9	11.1	15.0	4.2	A	AMB
Lloyd’s Syndicate #4000	2.6	11.4	14.0	2.1	A	AMB

Top 20 Total	128.0	686.5	814.5	106.6
All Other	49.0	232.4	281.4	91.1

Total	$177.0	$918.9	$1,095.9	$197.7

(1)	Collateral includes letters of credit, ceded balances payable and other balances held by the Company’s Insurance Companies and Lloyd’s Operations.
(2)	A.M. Best Company (“A.M. Best”, “AMB”) and Standard and Poor’s Rating Services (“S&P”)

Note 5. Stock-Based Compensation

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. The Company’s performance based share grants generally consist of two types of awards. The restricted stock units issued in 2011 will cliff vest in three years, generally with 50% vesting in full, while the vesting of the remaining 50% will be dependent on the compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. Those issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation were $0.5 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and were $1.5 million and $2.7 million for the six months ended June 30, 2011 and 2010.

The Company expensed $67,700 and $49,000 for the three months ended June 30, 2011 and 2010, respectively, and $122,900 and $96,000 for the six months ended June 30, 2011 and 2010, respectively, related to our Employee Stock Purchase Plan. In addition, $60,000 and $45,000 were expensed for the three months ended June 30, 2011 and 2010, respectively, and $120,000 and $90,000 were expensed for the six months ended June 30, 2011 and 2010, respectively, related to stock compensation to non-employee directors as part of their directors’ compensation for serving on the Parent Company’s Board of Directors.

Note 6. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its’ participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £175 million ($280 million) for the 2011 underwriting year compared to £168 million ($251 million) for the 2010 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2011 and 2010 underwriting years through its’ wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its’ participation in Syndicate 1221’s stamp capacity. As of June 30, 2011, the Company had provided letters of credit of $132.3 million and did not have any cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its’ participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2011 and 2012 underwriting years. The credit facility will expire on December 31, 2011. Refer to Note 11, Credit Facility for additional information. If the consortium of banks decides not to renew the credit facility, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company.

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which it operates. The Company files a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the United Kingdom (“U.K.”) Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 28% rate through March 31, 2011. A finance bill was enacted in the U.K. that reduces the U.K. corporate tax rate from 28% to 26% effective April 2011. The effect of such tax rate change was not material.

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $8.7 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $0.6 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.

A tax benefit taken in the tax return but not in the financial statements is known as an unrecognized tax benefit. The Company has no unrecognized tax benefits at June 30, 2011 and June 30, 2010. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and six months ended June 30, 2011 and 2010. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for years 2007 and subsequent.

The Company recorded income tax expense of $5.0 million and $0.5 million for the three and six months ended June 30, 2011 compared to $8.2 million and $14.6 million for the comparable period in 2010, resulting in effective tax rates of 34.6% and 25.1% for the three and six months ended June 30, 2011 and 30.2% and 28.8% for the comparable period in 2010, respectively. The effective tax rate on net investment income was 28.7% and 28.6% for the three and six months ended June 30, 2011 compared to 27.2% and 25.9% for the same periods in 2010. The net deferred tax asset at June 30, 2011 and December 31, 2010 was $6.9 million and $15.1 million, respectively.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $2.4 million and $2.2 million at June 30, 2011 and December 31, 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.4 million at June 30, 2011 and December 31, 2010, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards at June 30, 2011 expire from 2023 to 2025.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.0 million for the three months ended June 30, 2011 and 2010, respectively, and $4.1 million for the six months ended June 30, 2011 and 2010, respectively. The fair value of the Senior Notes, based on quoted market prices, was $124.7 million and $117.6 million at June 30, 2011 and December 31, 2010, respectively.

The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of June 30, 2011, the Company was in compliance with all such covenants.

In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $2.9 million pre-tax gain that was reflected in Other income. As a result of this transaction, approximately $115 million aggregate principal amount of the Senior Notes remains issued and outstanding as of June 30, 2011.

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

Note 10. Investments

The following tables set forth the Company’s cash and investments as of June 30, 2011 and December 31, 2010. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	September 30,	September 30,	September 30,	September 30,	September 30,
June 30, 2011	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost	OTTI Recognized in OCI
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$291,492	$5,492	$(610)	$286,610	$—
States, municipalities and political subdivisions	374,873	15,910	(962)	359,925	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	365,497	12,752	(864)	353,609	—
Residential mortgage obligations	25,948	40	(2,266)	28,174	(1,384)
Asset-backed securities	52,559	539	(77)	52,097	—
Commercial mortgage-backed securities	218,429	6,480	(800)	212,749	—

Subtotal	662,433	19,811	(4,007)	646,629	(1,384)
Corporate bonds	518,423	14,927	(2,709)	506,205	—

Total fixed maturities	1,847,221	56,140	(8,288)	1,799,369	(1,384)

Equity securities - common stocks	94,737	26,959	(257)	68,035	—

Cash	40,340	—	—	40,340	—

Short-term investments	185,032	—	—	185,032	—

Total	$2,167,330	$83,099	$(8,545)	$2,092,776	$(1,384)

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost	OTTI Recognized in OCI
	($ in thousands)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	639,199	15,202	(6,913)	630,910	(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed maturities	1,882,245	47,409	(20,762)	1,855,598	(1,646)

Equity securities - common stocks	87,258	22,475	(10)	64,793	—

Cash	31,768	—	—	31,768	—

Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

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

The scheduled maturity dates for fixed maturity securities categorized by the number of years until maturity at June 30, 2011 are shown in the following table:

	September 30,	September 30,
Period from June 30, 2011 to Maturity	Fair Value	Amortized Cost
	($ in thousands)
Due in one year or less	$101,673	$100,292
Due after one year through five years	544,156	528,318
Due after five years through ten years	342,481	331,505
Due after ten years	196,478	192,625
Mortgage- and asset-backed (including GNMAs)	662,433	646,629

Total	$1,847,221	$1,799,369

The following table summarizes all securities in a gross unrealized loss position at June 30, 2011 and December 31, 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011			December 31, 2010
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
	($ in thousands except # of securities)

Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	4	$7,714	$16	36	$163,253	$4,499
7-12 Months	16	42,623	594	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	20	50,337	610	36	163,253	4,499

States, municipalities and political subdivisions
0-6 Months	4	11,970	42	57	112,291	3,749
7-12 Months	15	19,445	870	1	1,004	20
> 12 Months	8	2,239	50	4	1,317	36

Subtotal	27	33,654	962	62	114,612	3,805

Agency mortgage-backed securities
0-6 Months	5	31,727	89	36	139,226	2,434
7-12 Months	16	41,952	775	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	21	73,679	864	36	139,226	2,434

Residential mortgage obligations
0-6 Months	9	10,986	119	3	3,215	20
7-12 Months	1	183	15	—	—	—
> 12 Months	47	12,779	2,132	52	15,939	2,373

Subtotal	57	23,948	2,266	55	19,154	2,393

Asset-backed securities
0-6 Months	8	18,225	77	7	28,175	292
7-12 Months	—	—	—	—	—	—
> 12 Months	1	2	—	1	2	—

Subtotal	9	18,227	77	8	28,177	292

Commercial mortgage-backed securities
0-6 Months	14	50,628	541	16	78,212	1,755
7-12 Months	5	11,832	240	—	—	—
> 12 Months	1	222	19	2	491	39

Subtotal	20	62,682	800	18	78,703	1,794

Corporate bonds
0-6 Months	36	60,661	667	98	214,180	5,545
7-12 Months	49	101,100	2,042	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	85	161,761	2,709	98	214,180	5,545

Total fixed maturities	239	$424,288	$8,288	313	$757,305	$20,762

Equity securities - common stocks
0-6 Months	7	$4,743	$257	1	$322	$10
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Total equity securities	7	$4,743	$257	1	$322	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above table the residential mortgage obligations gross unrealized loss for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.

To determine whether the unrealized loss on structured securities is other-than-temporary, the Company analyzes the projections provided by its investment managers with respect to an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security ultimately incurs a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break even default rate is also calculated. A comparison of the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.

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

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	Number of		Number of		Number of		Number of
	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount
($ in thousands, except # of securities)

Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	6	516	4	489	7	549	6	713
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	1	317	—	—	1	547	1	27

Total	7	$833	4	$489	8	$1,096	7	$740

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		301		334		322		504
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$301		$334		$322		$504

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		215		155		227		209
Asset-backed securities		—		—		—		—
Equities		317		—		547		27

Total		$532		$155		$774		$236

The following tables summarize the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three and six months ended June 30, 2011 and 2010 that it does not intend to sell and it is more likely than not that it will not be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

	September 30,	September 30,
	Three months ended June 30,
($ in thousands)	2011	2010

Beginning balance at April 1	$1,669	$2,577
Credit losses on securities not previously impaired as of April 1	—	182
Additional credit losses on securities previously impaired as of April 1	215	—
Reductions for securities sold during the period	—	—

Ending balance at June 30	$1,884	$2,759

	September 30,	September 30,
	Six months ended June 30,
($ in thousands)	2011	2010

Beginning balance at January 1	$1,658	$2,523
Credit losses on securities not previously impaired as of January 1	—	236
Additional credit losses on securities previously impaired as of January 1	226	—
Reductions for securities sold during the period	—	—

Ending balance at June 30	$1,884	$2,759

For the three months ended June 30, 2011, OTTI losses within other comprehensive income (“OCI”) increased $0.1 million. For the six months ended June 30, 2011, OTTI losses within other comprehensive income (“OCI”) decreased $0.3 million, primarily as a result of increases in the fair value of securities previously impaired. For the comparable period in 2010, OTTI losses within OCI decreased $0.9 million and $1.9 million, respectively.

The contractual maturity categorized by the number of years until maturity for fixed maturity securities with a gross unrealized loss at June 30, 2011 are shown in the following table:

	September 30,	September 30,	September 30,	September 30,
	Gross Unrealized Loss		Fair Value
		Percent		Percent
	Amount	of Total	Amount	of Total
	($ in thousands)

Due in one year or less	$—	—	$7	—
Due after one year through five years	730	9%	93,496	22%
Due after five years through ten years	2,258	27%	109,933	26%
Due after ten years	1,293	16%	42,316	10%

Mortgage- and asset-backed securities	4,007	48%	178,536	42%

Total fixed maturity securities	$8,288	100%	$424,288	100%

The change in net unrealized gains/(losses) consisted of:

	September 30,	September 30,
	Six months ended June 30,
	2011	2010
	($ in thousands)

Fixed maturities	$21,206	$26,921
Equity securities	4,238	(5,347)

	25,444	21,574

Deferred income tax (charged) credited	(8,573)	(7,354)

Change in unrealized gains (losses), net	$16,871	$14,220

Realized gains/(losses) for the periods indicated were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)

Fixed maturities:
Gains	$4,443	$11,281	$7,312	$17,651
(Losses)	(2,277)	(26)	(6,534)	(283)

	2,166	11,255	778	17,368

Equity securities:
Gains	840	—	840	—
(Losses)	—	(235)	—	(235)

	840	(235)	840	(235)

Net realized gains (losses)	$3,006	$11,020	$1,618	$17,133

The following table presents, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value at June 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
June 30, 2011	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$108,291	$183,201	$—	$291,492
States, municipalities and political subdivisions	—	374,873	—	374,873
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	365,497	—	365,497
Residential mortgage obligations	—	25,948	—	25,948
Asset-backed securities	—	52,559	—	52,559
Commercial mortgage-backed securities	—	218,429	—	218,429

Subtotal	—	662,433	—	662,433
Corporate bonds	—	518,423	—	518,423

Total fixed maturities	108,291	1,738,930	—	1,847,221

Equity securities - common stocks	94,737	—	—	94,737

Total	$203,028	$1,738,930	$—	$1,941,958

	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Level 1	Level 2	Level 3	Total
	($ in thousands)

U.S. Government Treasury bonds, agency bonds and foreign government bonds	$212,933	$111,212	$—	$324,145
States, municipalities and political subdivisions	—	392,250	—	392,250
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	382,628	—	382,628
Residential mortgage obligations	—	20,463	—	20,463
Asset-backed securities	—	46,093	—	46,093
Commercial mortgage-backed securities	—	188,178	1,837	190,015

Subtotal	—	637,362	1,837	639,199
Corporate bonds	—	526,651	—	526,651

Total fixed maturities	212,933	1,667,475	1,837	1,882,245

Equity securities - common stocks	87,258	—	—	87,258

Total	$300,191	$1,667,475	$1,837	$1,969,503

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

The Company did not have any significant transfers between Level 1 and 2 for the three and six months ended June 30, 2011. The Company did not have any securities classified as Level 3 at June 30, 2011 and 2010.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the six months ended June 30, 2011 and 2010.

	September 30,	September 30,
	2011	2010
	($ in thousands)

Level 3 investments as of December 31	$1,837	$—
Unrealized net gains included in other comprehensive income (loss)	(26)	—
Purchases, sales, paydowns and amortization	(4)	—
Transfer from Level 3	(1,807)	—
Transfer to Level 3	—	—

Level 3 investments as of June 30	$—	$—

Note 11. Credit Facility

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund the Company’s participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to have letters of credit issued under this credit facility expires on December 31, 2012. At June 30, 2011, letters of credit with an aggregate face amount of $132.3 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility at June 30, 2011.

As a result of the April 1, 2011 replacement of the expiring credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s Investors Service (“Moody’s”) with respect to the Company’s senior unsecured long-term debt securities and without third-party credit enhancement and the amount of the Company’s own ‘Funds at Lloyd’s’ collateral.

Note 12. Share Repurchases

In May 2011, the Parent Company’s Board of Directors authorized an additional $50 million under the existing share repurchase program of the Company’s common stock which increased the size of the program to $150 million. This repurchase program was initially authorized in November 2009. The share repurchase program as originally approved was scheduled to expire on December 31, 2010, however, prior to its expiration, the Parent Company’s Board of Directors approved an extension to December 31, 2011.

Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

For the three months ended June 30, 2011, the Company repurchased 597,026 of the Parent Company’s common stock at an aggregate purchase price of $28.4 million and a weighted average price per share of $47.55 pursuant to the share repurchase program. For the six months ended June 30, 2011, the Company repurchased 853,120 of the Parent Company’s common stock at an aggregate purchase price of $41.4 million and a weighted average price per share of $48.58 pursuant to the share repurchase program. Since inception, the Company has repurchased 2,258,980 shares of the Parent Company’s common stock at an aggregate purchase price of $100.5 million and a weighted average price per share of $44.43. As of June 30, 2011, approximately $49.5 million was available for future repurchases under the program.

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

Our underwriting segments consist of insurance company operations (“Insurance Companies”) and operations at Lloyd’s through Lloyd’s Syndicate 1221 (“Syndicate 1221”) (“Lloyd’s Operations”). The Insurance Companies consist of Navigators Insurance Company (“Navigators Insurance”), which includes our branch located in the United Kingdom (the “U.K. Branch”), and Navigators Specialty Insurance Company (“Navigators Specialty”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty is fully reinsured by Navigators Insurance pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011 and 2010 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium; Stockholm, Sweden; and Copenhagen, Denmark; each of which underwrites risks pursuant to binding authorities within NUAL into Syndicate 1221. We also maintain an underwriting presence in Brazil and China through our involvement with Lloyd’s.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of June 30, 2011, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $164 million and $28 million, respectively, including the cost of reinsurance reinstatement premiums.

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

To date losses reported to us with respect to the Japanese earthquake that occurred on March 11, 2011 have not been material. Based on the information we have received and our evaluation of the potential exposure under our insurance policies, we do not currently expect to incur material losses related to the Japanese earthquake, but information to date is limited and the situation continues to develop, so we cannot be certain that our losses from this event will not develop in a material adverse manner.

Critical Accounting Policies

The Company’s Annual Report on Form 10-K for the year ended December 31, 2010 discloses our critical accounting policies (see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies). Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for losses and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results. For additional information regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2010, pages 42 through 51.

Recent Accounting Pronouncements

Refer to “Note 2: Recent Accounting Pronouncements” in the Notes to Interim Consolidated Financial Statements for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.

Results of Operations

Summary

The following is a discussion and analysis of our consolidated and segment results of operations for the three and six months ended June 30, 2011 and 2010. Earnings per share data is presented on a per diluted share basis. In presenting our financial results, we discuss our performance with reference to underwriting profit or loss and the related combined ratio, both of which are non-generally accepted accounting principles (“GAAP”) measures of underwriting profitability. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss.

Consolidated Results for the Three Months Ended June 30, 2011

Net income for the three months ended June 30, 2011 was $9.5 million or $0.60 per diluted share compared to net income of $19.0 million or $1.16 per diluted share for the three months ended June 30, 2010. Included in these results were net realized gains of $1.9 million and $7.2 million after-tax for the three months ended June 30, 2011 and 2010, respectively. Our net realized gains in the second quarter 2011 resulted from the normal ongoing management of our investment portfolio. In addition, our results included net OTTI losses recognized in earnings of $0.4 million and $0.1 million after-tax for the three months ended June 30, 2011 and 2010, respectively.

The combined loss and expense ratio for the three months ended June 30, 2011 was 101.9% compared to 99.7% for the comparable period in 2010. Our pre-tax underwriting profit declined by $3.8 million to a $3.3 million underwriting loss for the three months ended June 30, 2011 compared to $0.5 million of underwriting profit for the same period in 2010. The decrease in pre-tax underwriting profit is primarily due to a large loss from a Gulf of Mexico drilling operation that resulted in a net impact of $6.9 million, inclusive of $4.0 million in reinstatement premiums.

Gross written premiums increased 9.9% for the three months ended June 30, 2011 primarily due to the addition of Accident and Health reinsurance and greater commercial umbrella premiums, partially offset by the run-off of our personal umbrella lines of business as well as a decline in our directors and officers liability (“D&O”) lines due to our underwriting strategy that includes a planned shift toward underwriting excess layers.

Net written premiums increased 11.1% for the three months ended June 30, 2011 due to the increase in gross writings but were tempered by the recognition of the $4.0 million of estimated reinsurance reinstatement premiums discussed above, partially offset by a reduction in our reinsurance reinstatement premium accrual by $2.3 million.

Our net investment income decreased 2.4% for the three months ended June 30, 2011. Our annualized pre-tax average investment yield, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 3.3% for the three months ended June 30, 2011 compared to 3.6% for the comparable period in 2010 due to lower short-term yields.

The loss ratio was 65.5% for the three months ended June 30, 2011 as compared to 61.8% for the same period in 2010. The increase in the loss ratio was primarily due to the current accident year large loss activity, adverse loss development of $0.8 million in 2011, and favorable prior year development of $5.3 million in 2010. See Net Losses and Loss Adjustment Expenses section below. The net paid losses and LAE ratio for the three months ended June 30, 2011 was 59.8% compared to 61.1% for the same period in 2010.

Consolidated Results for the Six Months Ended June 30, 2011

Net income for the six months ended June 30, 2011 was $1.6 million or $0.10 per diluted share compared to net income of $36.0 million or $2.16 per diluted share for the six months ended June 30, 2010. Included in these results were net realized gains of $0.9 million and $11.1 million after-tax for the six months ended June 30, 2011 and 2010, respectively. Our net realized gains in the second quarter 2011 resulted from the normal ongoing management of our investment portfolio. In addition, our results included net OTTI losses recognized in earnings of $0.5 million and $0.2 million after-tax for the six months ended June 30, 2011 and 2010, respectively.

The combined loss and expense ratio for the six months ended June 30, 2011 was 109.0% compared to 99.4% for the comparable period in 2010. Our pre-tax underwriting profit decreased by $31.3 million to a $29.4 million underwriting loss for the six months ended June 30, 2011 compared to $1.9 million of underwriting profit for the same period in 2010. The decrease in pre-tax underwriting profit is primarily due to:

•

Large current accident year losses of $17.6 million from a North Sea drilling operation, a Gulf of Mexico drilling operation, as well as from an onshore industrial site. The North Sea drilling operation losses resulted in an $8.9 million first quarter net impact including $5.0 million of net loss and $3.9 million of reinstatement premiums. The Gulf of Mexico drilling operation losses resulted in a $6.9 million second quarter net impact inclusive of $4.0 million in reinstatement premiums. The onshore industrial site generated gross and net losses of $12.0 million and $2.4 million, respectively.

•	Sliding scale commission adjustments of $2.6 million related to large loss activity that has reduced our ceding commission benefit on a large quota share treaty.

•

An increase in our reinsurance reinstatement premium accrual of $5.2 million. This accrual was driven by the recognition of the effect of a shift in our Marine reinsurance protections to an excess of loss program from a quota share program. As a result of this shift and the increased frequency of severity losses in recent periods, a greater portion of our IBNR was attributable to marine and energy losses that are or will be ceded to Marine Excess of Loss Reinsurance program and such cession will trigger additional reinstatement premiums.

•	Adverse loss development in our Lloyd’s Professional Liability business of $5.4 million related mostly to Errors and Omissions (“E&O”) lines for underwriting years 2006 and 2007.

Gross written premiums increased 9.8% for the six months ended June 30, 2011 primarily due to the addition of Accident and Health and Latin American reinsurance lines of business, as well as more Agriculture business within our recently established Nav Re division, partially offset by the run-off of our personal umbrella lines of business as well as a decline in our directors and officers liability (“D&O”) lines due to our underwriting strategy that includes a planned shift toward underwriting excess layers.

Net written premiums increased 6.2% for the six months ended June 30, 2011 due to the increase in gross writings but was tempered by an increase in our reinsurance reinstatement premium accrual of $5.2 million, discussed above, and $7.9 million of reinstatement premiums on current year loss activity. The increase was also tempered by the transfer of NavPac business to Tower Insurance Company of New York via a quota share on an in force basis which generated an additional $12.2 million of ceded premiums for six months ended June 30, 2011.

Our net investment income decreased 2.8% for the six months ended June 30, 2011. Our annualized pre-tax average investment yield, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 3.3% for the six months ended June 30, 2011 compared to 3.5% for the comparable period in 2010 due to lower short-term yields.

The loss ratio was 70.7% for the six months ended June 30, 2011 as compared to 62.6% for the comparable period in 2010. The increase in the loss ratio was primarily due to the current accident year large loss activity, adverse loss development of $4.2 million in 2011, and favorable prior year development of $6.5 million in 2010. See Net Losses and Loss Adjustment Expenses section below. The net paid losses and LAE ratio for the six months ended June 30, 2011 was 59.0% compared to 60.7% for the same period in 2010.

Consolidated stockholders’ equity decreased approximately 1% to $817.9 million or $54.44 per share at June 30, 2011 compared to $829.4 million or $52.68 per share at December 31, 2010. The decrease was primarily due to the repurchase of $41.4 million of shares of our common stock, partially offset by unrealized gains on our investment portfolio.

Cash flow from operations was $14.4 million for the six months ended June 30, 2011 compared to $64.4 million for the comparable period in 2010. The decrease in cash flow from operations for the six month period was primarily due to increased paid losses.

REVENUES

Gross written premiums increased 9.9% and 9.8% to $278.7 million and $575.0 million, for the three and six months ended June 30, 2011, respectively, compared to $253.6 million and $523.7 million, respectively, for the comparable periods in 2010. The increases in gross written premiums were primarily related to the addition of Accident and Health and Latin American reinsurance lines of business, partially offset by the run-off of our personal umbrella lines of business as well as a decline in our directors and officers liability (“D&O”) lines due to our underwriting strategy that includes a planned shift toward underwriting excess layers.

Our Marine division saw increases in the average renewal premium rates in our Inland Marine, U.K. Marine and Lloyd’s lines of approximately 4.7%, 3.2% and 2.7%, respectively, for the three months ended June 30, 2011 compared to the same period in 2010. U.S. Marine premiums rates remained flat for the period. For our Property Casualty division, we experienced an average renewal premium rate increase in our NavTech line of approximately 5.1% for the three months ended June 30, 2011 compared to the same period in 2010, which was offset by declines in our primary and excess casualty lines of 3.7% and 4.9%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately 1.9% decrease in average renewal premium rates for the three months ended June 30, 2011 compared to 2010.

Our Marine division saw increases in the average renewal premium rates in our Inland Marine, U.K. Marine and Lloyd’s lines of approximately 5.0%, 3.0% and 2.3%, respectively, for the six months ended June 30, 2011 compared to the same period in 2010. U.S. Marine premiums rates remained flat for the period. For our Property Casualty division, we experienced an average renewal premium rate increase in our Navigators Technical Risk (“NavTech”) line of approximately 6.1% for the six months ended June 30, 2011 compared to the same period in 2010, which was offset by declines in our primary and excess casualty lines of 5.5% and 3.8%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately 2.4% decrease in average renewal premium rates for the six months ended June 30, 2011 compared to 2010.

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

The following table sets forth our gross and net written premiums and net earned premiums by segment and line of business for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011				2010
	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
	($ in thousands)
Insurance Companies:
Marine	$58,323	21%	$41,802	$41,877	$55,204	22%	$37,153	$40,554
Property Casualty	100,131	36%	62,015	55,351	81,797	32%	54,300	50,171
Professional Liability	28,313	10%	19,387	17,759	33,640	13%	19,948	19,700

Insurance Companies Total	186,767	67%	123,204	114,987	170,641	67%	111,401	110,425

Lloyd's Operations:
Marine	39,451	14%	32,042	37,734	41,829	17%	34,421	34,727
Property Casualty	42,122	15%	22,682	16,259	29,122	11%	13,924	10,763
Professional Liability	10,374	4%	5,435	4,797	11,976	5%	5,259	5,556

Lloyd’s Operations Total	91,947	33%	60,159	58,790	82,927	33%	53,604	51,046

Total	$278,714	100%	$183,363	$173,777	$253,568	100%	$165,005	$161,471

	Six Months Ended June 30,
	2011				2010
	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
	( $ in thousands)
Insurance Companies:
Marine	$128,671	22%	$96,020	$82,436	$122,730	24%	$88,156	$81,648
Property Casualty	213,019	37%	124,922	98,286	161,143	31%	103,997	101,252
Professional Liability	51,853	9%	33,002	33,085	64,606	12%	40,588	38,736

Insurance Companies Total	393,543	68%	253,944	213,807	348,479	67%	232,741	221,636

Lloyd’s Operations:
Marine	100,606	18%	81,713	74,712	100,970	19%	84,063	70,287
Property Casualty	61,424	11%	31,068	28,153	49,081	9%	25,635	22,678
Professional Liability	19,424	3%	9,714	9,583	25,183	5%	11,883	10,939

Lloyd’s Operations Total	181,454	32%	122,495	112,448	175,234	33%	121,581	103,904

Total	$574,997	100%	$376,439	$326,255	$523,713	100%	$354,322	$325,540

Gross Written Premiums

Insurance Companies’ Gross Written Premiums

Marine Premiums. Competition remains significant as excess capacity remains in the sector. Economic activity has been on the upswing, increasing reported exposures, which has had a positive impact on premiums. Pricing adjustments have been insignificant and have not seen any benefit from the recent catastrophes. The gross written premiums for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011		2010
	($ in thousands)
Marine liability	$20,039	34%	$20,966	38%
Inland marine	7,705	13%	7,625	14%
Cargo	5,874	10%	4,435	8%
Craft/fishing vessel	5,781	10%	5,062	9%
Bluewater hull	5,634	10%	5,535	10%
Transport	5,563	10%	3,070	6%
P&I	3,500	6%	3,118	6%
Other	4,227	7%	5,393	9%

Total	$58,323	100%	$55,204	100%

	Six Months Ended June 30,
	2011		2010
Marine liability	$43,456	33%	$45,746	38%
Inland marine	18,356	13%	16,517	13%
Cargo	12,385	10%	10,932	9%
P&I	12,363	10%	10,240	8%
Craft/fishing vessel	12,361	10%	10,656	9%
Bluewater hull	10,192	8%	10,159	8%
Transport	9,839	8%	6,747	5%
Other	9,719	8%	11,733	10%

Total	$128,671	100%	$122,730	100%

The Insurance Companies’ Marine gross written premiums for the three and six months ended June 30, 2011 increased 5.6% and 4.8%, respectively, compared to the same periods in 2010 primarily due to premium writings on new business and increased rates on renewal premiums. The Marine business experienced overall average renewal premium increases of 0.7% and 1.6% for the three and six months ended June 30, 2011, respectively.

Property Casualty Premiums. The gross written premiums for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011		2010
	($ in thousands)
Commercial umbrella	$29,088	29%	$20,511	25%
Construction liability	24,470	24%	25,285	31%
Offshore energy	13,667	14%	14,409	18%
Nav Re	10,457	10%	41	—
Primary casualty	9,233	9%	4,733	6%
Other	13,216	14%	16,818	20%

Total	$100,131	100%	$81,797	100%

	Six Months Ended June 30,
	2011		2010
Commercial umbrella	$50,947	24%	$36,825	23%
Nav Re	48,575	23%	5,841	5%
Construction liability	47,759	22%	47,957	29%
Offshore energy	25,630	12%	23,624	15%
Primary casualty	14,618	7%	7,726	5%
Other	25,490	12%	39,170	23%

Total	$213,019	100%	$161,143	100%

The Property Casualty gross written premiums for the three months ended June 30, 2011 increased 22.4% compared to the same period in 2010 primarily due to new business within our Nav Re division. Our commercial umbrella business line experienced growth due to strong renewal retention during the second quarter and our primary casualty line increased primarily due to significant growth in our environmental business.

For the three months ended June 30, 2011, the average renewal premium rates for most of our casualty lines, including construction liability, declined modestly. Our NavTech lines, including offshore energy, saw average renewal rate increases of approximately 5.1%.

The Property Casualty gross written premiums for the six months ended June 30, 2011 increased 32.2% compared to the same period in 2010 primarily due to new business within our Nav Re division. Our primary casualty line increased primarily due to significant growth in our environmental business and our commercial umbrella business line experienced growth in 2011 due to strong renewal retention during the second quarter. Our offshore energy line also increased due to greater demand as well as an improved pricing environment resulting from the Deepwater Horizon incident.

For the six months ended June 30, 2011, the average renewal premium rates for most of our casualty lines including construction liability declined modestly. Our NavTech lines, including offshore energy, saw average renewal rate increases of approximately 6.1%.

Professional Liability Premiums. The gross written premiums for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011		2010
	($ in thousands)
D&O (public and private)	$12,512	45%	$20,753	62%
Errors and omissions	8,055	28%	12,080	36%
Small lawyers	5,480	19%	—	—
Design professional	2,221	8%	—	—
Runoff	45	—	807	2%

Total	$28,313	100%	$33,640	100%

	Six Months Ended June 30,
	2011		2010
D&O (public and private)	$21,426	41%	$36,896	57%
Errors and omissions	15,618	30%	25,967	40%
Small lawyers	10,292	20%	—	—
Design professional	3,662	7%	—	—
Runoff	855	2%	1,743	3%

Total	$51,853	100%	$64,606	100%

The Professional Liability gross written premiums for the three and six months ended June 30, 2011 decreased 15.8% and 19.7%, respectively, compared to the same periods in 2010. The decreases in D&O gross written premiums was due to our underwriting strategy that includes a planned shift toward underwriting excess layers. The net increase in the E&O gross written premiums was due to growth in our design professionals and miscellaneous professional liability lines.

For the three and six months ended June 30, 2011, the average renewal premium rates for the Professional Liability business decreased approximately 2.2% and 2.7%, respectively, compared to the same periods in 2010.

Lloyd’s Operations’ Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £175 million ($280 million) in 2011 compared to £168 million ($251 million) in 2010.

The Lloyd’s Operations’ gross written premiums for the three and six months ended June 30, 2011 increased 10.8% and 3.5% compared to the same periods in 2010. The increase in the gross written premiums was attributable to Property Casualty premiums which are described in detail below.

Marine Premiums. The gross written premiums for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011		2010
	($ in thousands)
Cargo and specie	$16,074	41%	$14,128	34%
Marine liability	14,057	35%	13,584	32%
Assumed reinsurance	4,339	11%	4,034	10%
Hull	2,783	7%	7,834	19%
War	2,198	6%	2,249	5%

Total	$39,451	100%	$41,829	100%

	Six Months Ended June 30,
	2011		2010
Marine liability	$39,920	40%	$39,112	39%
Cargo and specie	36,083	36%	35,210	35%
Assumed reinsurance	12,114	12%	10,530	10%
War	6,375	6%	4,657	5%
Hull	6,114	6%	11,461	11%

Total	$100,606	100%	$100,970	100%

The Marine gross written premium for the three and six months ended June 30, 2011 decreased 5.7% and 3.6%, respectively, compared to the same period in 2010. For the three and six months ended June 30, 2011, average renewal premium rates increased approximately 2.7% and 2.3% compared to the same period in 2010, with larger increases on our energy liability policies within marine liability.

Property Casualty Premiums. The gross written premiums for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011		2010
	($ in thousands)
Offshore energy	$17,300	41%	$13,449	46%
Onshore energy	14,280	34%	8,359	29%
Engineering and construction	9,290	22%	6,214	21%
Other	1,252	3%	1,100	4%

Total	$42,122	100%	$29,122	100%

	Six Months Ended June 30,
	2011		2010
Offshore energy	$27,585	46%	$23,855	48%
Onshore energy	18,647	30%	10,671	22%
Engineering and construction	13,746	22%	11,173	23%
Other	1,446	2%	3,382	7%

Total	$61,424	100%	$49,081	100%

The Property Casualty gross written premiums for the three and six months ended June 30, 2011 increased 44.6% and 25.2%, respectively, compared to the same periods in 2010. The increase is primarily due to greater Onshore energy premiums as a result of reduced competition that has occurred due to recent loss activity. The average renewal premium rates for the three and six months ended June 30, 2011 for our offshore energy and engineering lines both increased approximately 5.3% and 4.4%, respectively, and our onshore energy line increased approximately 3.8% and 1.7%, respectively, compared to the same periods in 2010.

Professional Liability Premiums. The gross written premiums for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011		2010
	($ in thousands)
D&O (public and private)	$7,944	77%	$9,456	79%
E&O	2,430	23%	2,520	21%

Total	$10,374	100%	$11,976	100%

	Six Months Ended June 30,
	2011		2010
D&O (public and private)	$14,253	73%	$16,038	64%
E&O	5,171	27%	9,145	36%

Total	$19,424	100%	$25,183	100%

The Professional Liability gross written premiums for the three and six months ended June 30, 2011 decreased 13.4% and 22.9%, respectively, compared to the same periods in 2010 due to competitive market conditions in both the D&O and E&O lines. The average renewal premium rates for the D&O and E&O lines decreased approximately 1.1% and 1.5% for the three and six months ended June 30, 2011 compared to the same periods in 2010, respectively.

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

We record an estimate of the expected reinstatements premiums for losses ceded to excess-of-loss agreements where this feature applies.

The following tables set forth our ceded written premiums by segment and major line of business for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,
	2011		2010
	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
	($ in thousands)
Insurance Companies:
Marine	$16,521	28%	$18,051	33%
Property Casualty	38,116	38%	27,497	34%
Professional Liability	8,926	32%	13,692	41%

Subtotal	63,563	34%	59,240	35%

Lloyd’s Operations:
Marine	7,409	19%	7,408	18%
Property Casualty	19,440	46%	15,198	52%
Professional Liability	4,939	48%	6,717	56%

Subtotal	31,788	35%	29,323	35%

Total	$95,351	34%	$88,563	35%

The decrease in the percentage of total ceded written premiums to total gross written premiums for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to a mix change resulting from new business within our recently established Nav Re division where our retention ratios are higher.

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended June 30,
	2011		2010
	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
	($ in thousands)
Insurance Companies:
Marine	$32,651	25%	$34,574	28%
Property Casualty	88,097	41%	57,146	35%
Professional Liability	18,851	36%	24,018	37%

Subtotal	139,599	35%	115,738	33%

Lloyd’s Operations:
Marine	18,893	19%	16,907	17%
Property Casualty	30,356	49%	23,446	48%
Professional Liability	9,710	50%	13,300	53%

Subtotal	58,959	32%	53,653	31%

Total	$198,558	35%	$169,391	32%

The increase in the percentage of total ceded written premiums to total gross written premiums for the six months ended June 30, 2011 compared to the same periods in 2010 was primarily due to the $5.2 million of estimated reinsurance reinstatement premiums discussed earlier, $7.9 million of reinstatement premiums on large current year loss activity and the transfer of NavPac business to Tower Insurance Company of New York via a quota share on an in force basis which generated an additional $12.2 million of ceded premiums for six months ended June 30, 2011.

Net Written Premiums

Net written premiums increased 11.1% and 6.2% for the three and six months ended June 30, 2011 compared to the same period in 2010. The impact of higher gross written premiums for the three and six months ended June 30, 2011 was partially offset by estimated reinsurance reinstatement premiums of $1.7 million and $13.1 million, respectively, discussed above. The increase for the six months ended June 30, 2011 was also offset by the transfer of NavPac business to Tower Insurance Company of New York via a quota share on an in force basis which generated an additional $12.2 million of ceded premiums for six months ended June 30, 2011.

Net Earned Premiums

Net earned premiums increased 7.6% and 0.2% for the three and six months ended June 30, 2011 compared to the same period in 2010 as the Nav Re premiums that are driving the increase in written premiums have not been fully earned. The increase for the six months ended June 30, 2011 was reduced by the estimated reinsurance reinstatement premiums of $13.1 million discussed above.

Net Investment Income

Our net investment income was derived from the following sources:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Fixed maturities	$16,844	$17,456	$34,034	$35,196
Equity securities	859	673	1,642	1,229
Short-term investments	274	257	542	492

	17,977	18,386	36,218	36,917
Investment expenses	(548)	(533)	(1,405)	(1,092)

Net investment income	$17,429	$17,853	$34,813	$35,825

Net investment income decreased 2.4% and 2.8% for the three and six months ended June 30, 2011 compared to the same period in 2010 due to lower investment yields.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net other-than-temporary impairment (“OTTI”) losses recognized in earnings for the periods indicated were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Fixed maturities	$(215)	$(155)	$(226)	$(209)
Equity securities	(317)	—	(548)	(27)

Net other-than-temporary impairment losses recognized in earnings	$(532)	$(155)	$(774)	$(236)

For the three and six months ended June 30, 2011, we recorded net OTTI losses recognized in earnings of $0.5 million and $0.8 million, respectively, primarily related to residential mortgage-backed securities and one equity security. For the comparable periods in the prior year, we recorded $0.2 million, respectively, of net OTTI losses recognized in earnings on two residential mortgage-backed securities and one equity security.

Net Realized Gains and Losses

Our realized gains and losses for the periods indicated were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	($ in thousands)
Fixed maturities:
Gains	$4,443	$11,281	$7,312	$17,651
(Losses)	(2,277)	(26)	(6,534)	(283)

	2,166	11,255	778	17,368

Equity securities:
Gains	840	—	840	—
(Losses)	—	(235)	—	(235)

	840	(235)	840	(235)

Net realized gains (losses)	$3,006	$11,020	$1,618	$17,133

For the three and six months ended June 30, 2011, we recorded $3.0 million and $1.6 million of net realized gains compared to net realized gains of $11.0 million and $17.1 million for the same period in 2010. On an after-tax basis, the net realized gains for the three and six months ended June 30, 2011 were $1.9 million and $0.9 million, respectively compared to $7.2 million and $11.1 million for the same periods in 2010. We typically generate realized gains and losses as part of the normal ongoing management of our investment portfolio, and the losses recorded this period include the sale of treasuries at a loss in order to shorten our duration.

Other Income (Expense)

Other income (expense) primarily includes foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

EXPENSES

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and six months ended June 30, 2011 was 65.5% and 70.7% compared to 61.8% and 62.6% for the comparable periods in 2010. The increases in the loss ratio were primarily due to the current accident year large loss activity, adverse loss development in 2011, and favorable prior year development in 2010. The adverse prior year reserve development was $0.8 million and $4.2 million for the three and six months ended June 30, 2011 compared to favorable prior year development of $5.3 million and $6.5 million for the comparable period in 2010, which are explained in more detail later.

The following table presents our reinsurance recoverable amounts as of the dates indicated:

	September 30,	September 30,	September 30,
	June 30, 2011	December 31, 2010	Change
	($ in thousands)
Reinsurance recoverables:
Paid losses	$65,856	$56,658	$9,198
Unpaid losses and LAE reserves	852,992	843,296	9,696

Total	$918,848	$899,954	$18,894

The following table sets forth gross reserves for losses and LAE, reinsurance recoverable on such amounts and net losses and LAE reserves (a non-GAAP measure reconciled in the following table) as of the dates indicated:

	September 30,	September 30,	September 30,
	June 30, 2011	December 31, 2010	Change
	($ in thousands)
Gross reserves for losses and LAE	$2,033,556	$1,985,838	$47,718
Less: Reinsurance recoverable on unpaid losses and LAE reserves	852,992	843,296	9,696

Net loss and LAE reserves	$1,180,564	$1,142,542	$38,022

The following tables set forth our net reported losses and LAE reserves and net incurred but not reported (“IBNR”) reserves (non-GAAP measures reconciled below) by segment and line of business as of the dates indicated:

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011
	Net Reported Reserves	Net IBNR Reserves	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Insurance Companies:
Marine	$119,153	$113,909	$233,062	49%
Property Casualty	160,477	307,334	467,811	66%
Professional Liability	47,080	68,629	115,709	59%

Total Insurance Companies	326,710	489,872	816,582	60%

Lloyd’s Operations:
Marine	111,756	129,700	241,456	54%
Property Casualty	37,087	28,509	65,596	43%
Professional Liability	10,001	46,929	56,930	82%

Total Lloyd’s Operations	158,844	205,138	363,982	56%

Total	$485,554	$695,010	$1,180,564	59%

	December 31, 2010
	Net Reported Reserves	Net IBNR Reserves	Total Net Loss Reserves	% of IBNR to Total Net Loss Reserves
	($ in thousands)
Insurance Companies:
Marine	$107,147	$109,361	$216,508	51%
Property Casualty	158,740	308,613	467,353	66%
Professional Liability	46,096	78,469	124,565	63%

Total Insurance Companies	311,983	496,443	808,426	61%

Lloyd’s Operations:
Marine	111,914	112,708	224,622	50%
Property Casualty	30,327	29,792	60,119	50%
Professional Liability	9,904	39,471	49,375	80%

Total Lloyd’s Operations	152,145	181,971	334,116	54%

Total	$464,128	$678,414	$1,142,542	59%

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

We review the gross loss reserves for the events each quarter and the ending gross and net loss reserves as of June 30, 2011 were $54.1 million and $1.4 million, respectively.

Approximately $55.7 million and $73.5 million of paid and unpaid losses at June 30, 2011 and December 31, 2010, respectively, were due from reinsurers as a result of the losses from Hurricanes Katrina, Rita, Gustav and Ike.

Prior Year Reserve Deficiencies/Redundancies

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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three months ended June 30, 2011 and 2010 is as follows:

	September 30,	September 30,
	Three Months Ended June 30,
	2011	2010
	($ in thousands)
Insurance Companies:
Marine	$(171)	$813
Property Casualty	231	(5,753)
Professional Liability	(197)	96

Subtotal Insurance Companies	(137)	(4,844)
Lloyd’s Operations	952	(406)

Total	$815	$(5,250)

For the three months ended June 30, 2011, the Insurance Companies recorded $0.1 million of prior period net reserve redundancies. Within our Property Casualty division we experienced adverse development in our run-off liquor liability business due to case reserve development, partially offset by favorable development in our excess casualty division due to loss emergence that was lower than anticipated.

For the three months ended June 30, 2011, the Lloyd’s Operations recorded $1.0 million of prior period net reserve deficiencies resulting from adverse development in Professional Liability driven by adverse claims movements in the E&O line of business.

For the three months ended June 30, 2010, the Insurance Companies recorded $0.8 million of prior period net reserve deficiencies for marine business resulting from $0.8 million of increased liability reserves on the 2007 underwriting year. While there was prior year loss activity on several other lines, none of the activity was significant.

For the three months ended June 30, 2010, the Insurance Companies recorded $5.8 million of prior period net savings for property casualty business primarily comprised of $4.2 million of favorable development on the 2007 underwriting year for our construction liability business due to lower reported claims than expected. In addition, there was $0.9 million of favorable development in our NavTech offshore lines also due to favorable development on the 2007 underwriting year resulting from lower reported claims than expected. Partially offsetting the above were prior period net reserve deficiencies of $0.8 million in our personal umbrella lines and $0.2 million for our liquor liability lines, both of which are in run-off.

The Lloyd’s Operations recorded $0.4 million of prior period net redundancies for the three months ended June 30, 2010.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the six months ended June 30, 2011 and 2010 is as follows:

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Insurance Companies:
Marine	$577	$1,509
Property Casualty	984	(9,697)
Professional Liability	(476)	2,691

Subtotal Insurance Companies	1,085	(5,497)
Lloyd’s Operations	3,163	(999)

Total	$4,248	$(6,496)

For the six months ended June 30, 2011, the Insurance Companies recorded $1.1 million of prior period net reserve deficiencies which was driven by adverse development in the Marine and Property Casualty division. Within our Marine division we experienced adverse development related to a series of reported losses that exceeded our expectations within our inland marine business, partially offset by favorable development on marine liability and craft business due to favorable loss emergence relative to expectations. Within the Property Casualty development we experienced adverse development on personal umbrella lines and our liquor liability lines, both of which are in run-off.

For the six months ended June 30, 2011, the Lloyd’s Operations recorded $3.2 million of prior period net reserve deficiencies resulting from adverse development in Professional Liability driven by adverse claims movements for underwriting years in the E&O line of business.

For the six months ended June 30, 2010, the Insurance Companies recorded $1.5 million of prior period net reserve deficiencies for marine business resulting from $0.8 million of increased liability reserves on the 2007 underwriting year. While there was prior year loss activity on several other lines, none of the activity was significant.

For the six months ended June 30, 2010, the Insurance Companies recorded $9.7 million of prior period net savings for Property Casualty business primarily comprised of favorable development on the 2007 underwriting year for our construction liability business due to lower reported claims than expected. In addition, there was favorable development in our NavTech offshore lines also due to the 2007 underwriting year resulting from lower reported claims than expected. Partially offsetting the above were prior period net reserve deficiencies in our personal umbrella lines and our liquor liability lines, both of which are in run-off.

The Lloyd’s Operations recorded $1.0 million of prior period net redundancies for the six months ended June 30, 2010.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums for the three and six months ended June 30, 2011 was 16.1% and 16.6%, respectively, compared to 15.9% and 15.7% for the comparable period in 2010. The increase in the net commission ratio for the three months ended June 30, 2011 was attributable to lower net earned premiums resulting from $1.7 million of reinsurance reinstatement costs as discussed above. The increase in the net commission ratio for the six months ended June 30, 2011 was attributable to a reduction in the ceding commission benefit related to sliding scale adjustments on our consortium quota share treaties due to large loss activity in the first quarter of 2011, as well as lower net earned premiums resulting from our reinsurance reinstatement costs of $13.1 million as discussed above.

Other Operating Expenses

Other operating expenses increased 3.7% and 4.7% for the three and six months ended June 30, 2011 compared to the same periods in 2010. The increase in other operating expenses for the three and six months ended June 30, 2011 was primarily due to investments in new underwriting teams, higher Lloyd’s charges due to greater capacity and higher compliance costs, particularly on account of the implementation of Solvency II. For the three and six months ended June 30, 2011, our operating expense ratios increased due to the explanations noted above combined with the impact of the estimated reinsurance reinstatement costs of $1.7 million and $13.1 million, respectively, resulting in lower net earned premiums which increased the operating expense ratios.

INCOME TAXES

We recorded income tax expense of $5.0 million and $0.5 million for the three and six months ended June 30, 2011, respectively, compared to $8.2 million and $14.6 million for the comparable period in 2010 resulting in effective tax rates of 34.6% and 25.1%, respectively. The sale of a significant portion of our general obligation municipal obligations in the second quarter of 2010 resulted in the increase in the effective tax rate compared to prior periods. The effective tax rate on net investment income was 28.7% and 28.6% for the three and six months ended June 30, 2011 compared to 27.2% and 25.9% for the same period in 2010. As of June 30, 2011 and December 31, 2010 the net deferred federal, foreign, state and local tax liabilities and assets were $6.9 million and $15.1 million, respectively.

We had net state and local deferred tax assets amounting to potential future tax benefits of $2.4 million and $2.2 million at June 30, 2011 and December 31, 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.4 million at June 30, 2011 and December 31, 2010, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards at June 30, 2011 expire from 2023 to 2025.

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

Insurance Companies

The Insurance Companies consist of Navigators Insurance, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty. They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses. Navigators Specialty underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty is 100% reinsured by Navigators Insurance.

The following table sets forth the results of operations for the Insurance Companies for the three and six months ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,		QTD % Change	YTD % Change
	2011	2010	2011	2010
	($ in thousands)
Gross written premiums	$186,767	$170,641	$393,543	$348,479	9%	13%
Net written premiums	123,204	111,401	253,944	232,741	11%	9%
Net earned premiums	114,987	110,425	213,807	221,636	4%	-4%
Net losses and loss adjustment expenses	(77,330)	(64,862)	(152,127)	(133,265)	19%	14%
Commission expenses	(16,402)	(14,615)	(28,742)	(28,977)	12%	-1%
Other operating expenses	(26,516)	(25,907)	(53,315)	(53,260)	2%	0%
Other income (expense)	626	(114)	2,317	(1,091)	NM	NM

Underwriting profit (loss)	(4,635)	4,927	(18,060)	5,043	NM	NM
Net investment income	14,989	15,556	29,972	31,304	-4%	-4%
Net realized gains (losses)	3,100	10,729	2,855	15,934	NM	-82%

Income before income taxes	13,454	31,212	14,767	52,281	-57%	-72%
Income tax expense	4,617	9,654	4,845	15,117	-52%	-68%

Net income	$8,837	$21,558	$9,922	$37,164	-59%	-73%

Losses and loss adjustment expenses ratio	67.3%	58.7%	71.2%	60.1%
Commission expense ratio	14.3%	13.2%	13.4%	13.1%
Other operating expense ratio (1)	22.4%	23.6%	23.8%	24.5%

Combined ratio	104.0%	95.5%	108.4%	97.7%

(1)	Includes Other operating expenses and Other income (expense).

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30, 2011
	($ in thousands)
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit/(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Marine	$41,877	$26,808	$15,082	$(13)	64.0%	36.0%	100.0%
Property Casualty	55,351	38,429	20,458	(3,536)	69.4%	37.0%	106.4%
Professional Liability	17,759	12,093	6,752	(1,086)	68.1%	38.0%	106.1%

Total	$114,987	$77,330	$42,292	$(4,635)	67.3%	36.7%	104.0%

	Three Months Ended June 30, 2010
	($ in thousands)
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit/(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Marine	$40,554	$25,521	$14,171	$862	62.9%	35.0%	97.9%
Property Casualty	50,171	24,936	19,192	6,043	49.7%	38.3%	88.0%
Professional Liability	19,700	14,405	7,273	(1,978)	73.1%	36.9%	110.0%

Total	$110,425	$64,862	$40,636	$4,927	58.7%	36.8%	95.5%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Six Months Ended June 30, 2011
	($ in thousands)
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit/(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Marine	$82,436	$54,806	$28,880	$(1,250)	66.5%	35.0%	101.5%
Property Casualty	98,286	74,364	38,056	(14,134)	75.7%	38.7%	114.4%
Professional Liability	33,085	22,957	12,804	(2,676)	69.4%	38.7%	108.1%

Total	$213,807	$152,127	$79,740	$(18,060)	71.2%	37.2%	108.4%

	Six Months Ended June 30, 2010
	($ in thousands)
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit/(Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Marine	$81,648	$51,654	$29,099	$895	63.3%	35.6%	98.9%
Property Casualty	101,252	57,062	39,508	4,682	56.4%	39.0%	95.4%
Professional Liability	38,736	24,549	14,721	(534)	63.4%	38.0%	101.4%

Total	$221,636	$133,265	$83,328	$5,043	60.1%	37.6%	97.7%

Net earned premiums of the Insurance Companies increased 4.1% for the three months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to a reduction in net written premiums, primarily in our construction liability and D&O business lines during 2010. For the six months ended June 30, 2011 net earned premiums decreased 3.5% compared to the same period in 2010. The decrease was primarily due to $2.9 million of reinsurance reinstatement premiums related to ceded IBNR and $2.7 million of reinsurance reinstatement premiums related to the large loss as noted above.

The loss ratio for the three months ended June 30, 2011 was impacted by reinstatement premiums related to large loss activity of $2.7 million which served to increase the loss ratio by 2.4 points. The loss ratio for the three months ended June 30, 2010 was favorably impacted by prior period loss reserve redundancies of $4.8 million, or 4.4 loss ratio points. The loss ratio for the six months ended June 30, 2011 was impacted by the aforementioned reinstatement premiums which served to increase the loss ratio by 2.6 points and prior period loss reserve deficiencies of $1.1 million, or 0.5 loss ratio points. The loss ratio for the six months ended June 30, 2010 was impacted by prior period loss reserve redundancies of $5.5 million, or 2.5 loss ratio points.

Generally, while the Insurance Companies segment has experienced favorable prior period redundancies, the ultimate loss ratios for the recent underwriting years have been increasing due to softening market conditions for the business written during those periods.

The annualized pre-tax yields on the Insurance Companies’ investment portfolio, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 3.6% for both the three and six months ended June 30, 2011, respectively, compared to 3.9% for the comparable periods in 2010. The average duration of the Insurance Companies’ invested assets was 3.8 years at June 30, 2011 and 4.4 years at June 30, 2010. Net investment income decreased for the three and six months ended June 30, 2011 compared to the same period for 2010 primarily due to a decrease in yields on investments.

Lloyd’s Operations

The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,		QTD % Change	YTD % Change
	2011	2010	2011	2010
		($ in thousands)
Gross written premiums	$91,947	$82,927	$181,454	$175,234	11%	4%
Net written premiums	60,159	53,604	122,495	121,581	12%	1%
Net earned premiums	58,790	51,046	112,448	103,904	15%	8%
Net losses and loss adjustment expenses	(36,533)	(35,001)	(78,524)	(70,405)	4%	12%
Commission expenses	(12,042)	(11,402)	(26,449)	(22,368)	6%	18%
Other operating expenses	(9,261)	(8,617)	(19,037)	(15,860)	7%	20%
Other income (expense)	361	(434)	208	1,635	NM	-87%

Underwriting profit (loss)	1,315	(4,408)	(11,354)	(3,094)	NM	NM
Net investment income	2,320	2,128	4,575	4,197	9%	9%
Net realized gains (losses)	(798)	19	(2,183)	732	NM	NM

Income (loss) before income taxes	2,837	(2,261)	(8,962)	1,835	NM	NM
Income tax expense (benefit)	1,029	(815)	(3,027)	688	NM	NM

Net income (loss)	$1,808	$(1,446)	$(5,935)	$1,147	NM	NM

Losses and loss adjustment expenses ratio	62.1%	68.6%	69.8%	67.8%
Commission expense ratio	20.5%	22.3%	23.5%	21.5%
Other operating expense ratio (1)	15.2%	17.7%	16.8%	13.7%

Combined ratio	97.8%	108.6%	110.1%	103.0%

(1)	Includes Other operating expenses and Other income (expense).

Net earned premiums of the Lloyd’s Operations increased 15.2% and 8.2% for the three and six months ended June 30, 2011 compared to the same periods in 2010. The increases were primarily due to greater written premiums during the first six months of 2011, particularly in the offshore energy and engineering and construction lines. The increase for the six months ended June 30, 2011 was partially offset by reinsurance reinstatement premiums of $2.3 million related to ceded IBNR and $1.3 million related to the large losses that reduced net earned premiums.

The increase in net commission ratios for the six months ended June 30, 2011 when compared to the same period in 2010 was attributable to $2.6 million of sliding scale adjustments on our consortium quota share treaties recorded in the first quarter of 2011 due to large loss activity, which have reduced the ceding commission benefit.

The loss ratio of 62.1% for the three months ended June 30, 2011 decreased by 6.5 points compared to the prior period primarily due to the increase in net earned premiums discussed above, partially offset by unfavorable loss development. The Lloyd’s Operations recognized prior year reserve deficiencies of $1.0 million, or 1.6 loss ratio points, compared to redundancies of $0.4 million, or 0.8 loss ratio points for the comparable period in 2010.

The loss ratio of 69.8% for the six months ended June 30, 2011 increased by 2.0 points compared to the prior period due to unfavorable loss development and the aforementioned reinstatement premiums. The Lloyd’s Operations recognized prior year reserve deficiencies of $3.2 million, or 2.8 loss ratio points for the six months ended June 30, 2011 compared to redundancies of $1.0 million, or 1.0 loss ratio points for the comparable period in 2010. Generally, the ultimate loss ratios for the recent underwriting years have been increasing due to softening market conditions for the business written during those periods.

The annualized pre-tax yields on the Lloyd’s Operations’ investment portfolio, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.3% and 2.4% for the three and six months ended June 30, 2011 compared to 2.4% and 2.3% for the comparable period in 2010. The average duration of the Lloyd’s Operations’ invested assets at June 30, 2011 was 2.7 years compared to 2.0 years at June 30, 2010. Net investment income increased in the three and six months ended June 30, 2011 compared to the same period in 2010 primarily due to an increase in duration.

Investments

The following tables set forth our cash and investments as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
June 30, 2011	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost	OTTI Recognized in OCI
			($ in thousands)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$291,492	$5,492	$(610)	$286,610	$—
States, municipalities and political subdivisions	374,873	15,910	(962)	359,925	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	365,497	12,752	(864)	353,609	—
Residential mortgage obligations	25,948	40	(2,266)	28,174	(1,384)
Asset-backed securities	52,559	539	(77)	52,097	—
Commercial mortgage-backed securities	218,429	6,480	(800)	212,749	—

Subtotal	662,433	19,811	(4,007)	646,629	(1,384)
Corporate bonds	518,423	14,927	(2,709)	506,205	—

Total fixed maturities	1,847,221	56,140	(8,288)	1,799,369	(1,384)

Equity securities - common stocks	94,737	26,959	(257)	68,035	—
Cash	40,340	—	—	40,340	—
Short-term investments	185,032	—	—	185,032	—

Total	$2,167,330	$83,099	$(8,545)	$2,092,776	$(1,384)

	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost	OTTI Recognized in OCI
			($ in thousands)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	639,199	15,202	(6,913)	630,910	(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed maturities	1,882,245	47,409	(20,762)	1,855,598	(1,646)

Equity securities - common stocks	87,258	22,475	(10)	64,793	—
Cash	31,768	—	—	31,768	—
Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

Invested assets increased in the first six months of 2011 primarily due to increased valuations of the investment portfolio. The annualized pre-tax yields of our investment portfolio, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 3.3% for the three and six months ended June 30, 2011 compared to 3.6% and 3.5% for the three and six months ended June 30, 2010, respectively.

The tax exempt securities portion of our investment portfolio decreased $36.8 million to approximately 18.3% of the fixed maturities investment portfolio at June 30, 2011 compared to June 30, 2010. As a result, the effective tax rate on net investment income was 28.7% and 28.6% for the three and six months ended June 30, 2011 compared to 27.2% and 25.9% for the comparable 2010 period.

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

The following table presents, for each of the fair value hierarchy levels, the fair value of our fixed maturities and equity securities by asset class at June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
June 30, 2011	Level 1	Level 2	Level 3	Total
		($ in thousands)
U.S. Government Treasury bonds, agency bonds and foreign government bonds	$108,291	$183,201	$—	$291,492
States, municipalities and political subdivisions	—	374,873	—	374,873
Mortgage- and asset-backed securities:
Agency mortgage-backed securities	—	365,497	—	365,497
Residential mortgage obligations	—	25,948	—	25,948
Asset-backed securities	—	52,559	—	52,559
Commercial mortgage-backed securities	—	218,429	—	218,429

Subtotal	—	662,433	—	662,433
Corporate bonds	—	518,423	—	518,423

Total fixed maturities	108,291	1,738,930	—	1,847,221

Equity securities - common stocks	94,737	—	—	94,737

Total	$203,028	$1,738,930	$—	$1,941,958

The Company did not have any significant transfers between Level 1 and 2 for the three and six months ended June 30, 2011. The Company did not have any securities classified as Level 3 at June 30, 2011 and 2010.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the six months ended June 30, 2011 and 2010.

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
	($ in thousands)
Level 3 investments as of December 31	$1,837	$—
Unrealized net gains included in other comprehensive income (loss)	(26)	—
Purchases, sales, paydowns and amortization	(4)	—
Transfer from Level 3	(1,807)	—
Transfer to Level 3	—	—

Level 3 investments as of June 30	$—	$—

The scheduled maturity dates for fixed maturity securities by the number of years until maturity at June 30, 2011 are shown in the following table:

	September 30,	September 30,
Period from June 30, 2011 to Maturity	Fair Value	Amortized Cost
	($ in thousands)
Due in one year or less	$101,673	$100,292
Due after one year through five years	544,156	528,318
Due after five years through ten years	342,481	331,505
Due after ten years	196,478	192,625
Mortgage- and asset-backed (including GNMAs)	662,433	646,629

Total	$1,847,221	$1,799,369

The following table sets forth our U.S. Treasury bonds, Agency bonds, and Foreign government bonds as of June 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
June 30, 2011	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
U.S. Treasury bonds	$108,921	$3,418	$(130)	$105,633
Agency bonds	118,792	1,514	(188)	117,466
Foreign government bonds	63,779	560	(292)	63,511

Total	$291,492	$5,492	$(610)	$286,610

December 31, 2010	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
U.S. Treasury bonds	$213,544	$3,552	$(3,554)	$213,546
Agency bonds	77,229	1,311	(604)	76,522
Foreign government bonds	33,372	366	(341)	33,347

Total	$324,145	$5,229	$(4,499)	$323,415

The following table sets forth the fifteen largest holdings categorized as state, municipalities and political subdivisions by counterparty as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	Fair Value	Net Unrealized Gains/(Losses)	Cost or Amortized Cost	S&P Rating
		($ in thousands)
Issuers:
University of Pittsburgh	$13,950	$595	$13,355	AA
New York City Transitional Finance Authority	8,798	574	8,224	AA+
Illinois Finance Authority	8,005	33	7,972	A
New York State Dormitory Authority	7,559	262	7,297	AA-
Missouri Highway and Transportation Comm	7,043	418	6,625	AA+
Delaware Transportation Authority	6,908	662	6,246	AA
Virginia College Building Authority	6,702	415	6,287	AA+
State of California	6,151	77	6,074	A-
Pennsylvania Turnpike Commission	6,096	83	6,013	A+
Energy Northwest	6,090	137	5,953	AA
New York State Thruway Authority	6,033	503	5,530	AA
New York State Environmental Facilities	5,715	301	5,414	AA+
New Mexico Finance Authority	5,543	239	5,304	AA+
City of Chicago	5,419	(228)	5,647	A+
City of Houston, TX	5,384	67	5,317	A+

Subtotal	105,396	4,138	101,258
All Other	269,477	10,810	258,667

Total	$374,873	$14,948	$359,925

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) ratings (not all securities in our portfolio are rated by both S&P and Moody’s) at June 30, 2011. The securities that are not rated in the table below are primarily state bonds.

	September 30,	September 30,	September 30,	September 30,
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain/(Loss)
	($ in thousands)
AAA/AA/A	Aaa/Aa/A	$352,128	$337,271	$14,857
BBB	Baa	17,806	17,719	87
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	4,939	4,935	4

Total		$374,873	$359,925	$14,948

The following table sets forth the municipal bond holdings by sectors for June 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011		December 31, 2010
Municipal Sector	Fair Value	Percent of Total	Fair Value	Percent of Total
		($ in thousands)
General Obligation	$17,084	5%	$13,249	3%
Prerefunded	16,807	4%	14,122	4%
Revenue	304,815	81%	313,166	80%
Taxable	36,167	10%	51,713	13%

	$374,873	100%	$392,250	100%

We own $140.0 million of municipal securities which are credit enhanced by various financial guarantors. As of June 30, 2011, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following tables set forth our agency mortgage-backed securities, residential mortgage obligations by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments at June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Agency mortgage-backed securities:
GNMA	$112,009	$5,147	$(170)	$107,032
FNMA	189,155	6,095	(416)	183,476
FHLMC	64,333	1,510	(278)	63,101

Total	$365,497	$12,752	$(864)	$353,609

	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
		($ in thousands)
Residential mortgage obligations:
Prime	$15,180	$40	$(1,752)	$16,892
Alt-A	2,195	—	(498)	2,693
Subprime	—	—	—	—
Non-US RMBS	8,573	—	(16)	8,589

Total	$25,948	$40	$(2,266)	$28,174

The following table sets forth the fifteen largest residential mortgage obligations as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Security Description	Issue Date	Fair Value	Book Value	Unrealized (Loss)	S&P Rating	Moody’s Rating
			($ in thousands)
Fosse Master Issuer Plc 11-1A A2	2011	$4,494	$4,500	$(6)	AAA	Aaa
Arkle Master Issuer Plc 10-2A 1A1	2010	2,498	2,500	(2)	AAA	Aaa
GSR Mortgage Loan Trust 05-Ar6 1A1	2005	1,110	1,162	(52)	AAA	NR
Arran Residential Mortgages Fu 11-1A A1C	2011	850	850	—	NR	Aaa
Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	796	810	(14)	NR	Ba2
Permanent Master Issuer Plc 11-1A 1A1	2011	599	600	(1)	AAA	Aaa
JP Morgan Mortgage Trust 07-A3 1A1	2007	585	697	(112)	CCC	NR
GSR Mortgage Loan Trust 06 Ar1 2A1	2006	572	659	(87)	B+	NR
Citigroup Mtg Ln Tr Inc 04 Hyb3 1A	2004	566	572	(6)	AA-	A3
JP Morgan Mortgage Trust 06 A4 1A1	2006	556	663	(107)	NR	Caa2
Banc Of America Fdg Corp 05 F 4A1	2005	545	597	(52)	CCC	Caa2
Banc Of America Fdg Corp 06 D 3A1	2006	498	576	(78)	CCC	NR
First Horizon Mtg Pass-Th 05 Ar4 2A	2005	491	476	15	CCC	NR
Bear Stearns Adjustable Rate 06 1 A1	2006	468	615	(147)	NR	B2
Wells Fargo Mtg Bkd Secs Tr 06 Ar6 3A	2006	463	553	(90)	NR	B3

Subtotal		15,091	15,830	(739)
All Other		10,857	12,344	(1,487)

Total		$25,948	$28,174	$(2,226)

Details of the collateral of our asset-backed securities portfolio as of June 30, 2011 are presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	AAA	AA	A	BBB	BB	CCC	Total Fair Value	Total Amortized Cost	Unrealized Gain/(Loss)
				($ in thousands)
Auto Loans	$2,458	$3,496	$3,701	—	$—	$—	$9,655	$9,535	$120
Credit Cards	12,590	—	—	—	—	—	12,590	12,584	6
Miscellaneous	10,893	—	19,419	—	—	2	30,314	29,978	336

Total	$25,941	$3,496	$23,120	$—	$—	$2	$52,559	$52,097	$462

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities as of June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Security Description	Issue Date	Fair Value	Book Value	Average Underlying LTV %	Delinq. Rate	Subord. Level	S&P Rating	Moody’s Rating
				($ in thousands)
Morgan Stanley Cap I 06 IQ12 A4	2006	$22,473	$22,501	73.60%	8.77%	28.76%	AAA	NR
Wachovia Bk Comm Mtg Tr 06 C23 A4	2006	15,433	15,402	77.63%	6.69%	33.37%	AA-	Aaa
Banc Of America Comm Mtg 06 2 A4	2006	12,173	11,953	76.53%	11.86%	30.92%	AAA	NR
GSMS 2010-C1 A2	2010	8,043	8,263	53.36%	0.00%	18.75%	NR	Aaa
Wachovia Bk Comm Mtg Tr 05 C18 A4	2005	7,539	6,893	77.35%	9.12%	35.25%	AAA	Aaa
Four Times Square Tr 06-4TS A	2006	7,410	7,026	39.40%	0.00%	8.10%	AAA	Aa1
Citigroup Comm Mtg Tr 06 C5 A4	2006	7,326	6,958	75.96%	10.45%	29.52%	NR	Aaa
Credit Suisse Mortgage Capital 06-Oma B2	2006	7,021	7,144	65.71%	0.00%	52.76%	NR	Aa1
LB-UBS Comm Mtg Tr 06 C7 A3	2006	6,782	6,322	74.25%	7.91%	30.00%	AAA	NR
GS Mortgage Securities Corp 10-C1 B	2010	5,929	6,167	53.36%	0.00%	15.20%	NR	Aa2
LB-UBS Comm Mtg Tr 06 C6 A4	2006	5,765	5,750	66.15%	8.73%	32.37%	AAA	Aaa
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	5,423	4,900	58.84%	2.75%	33.22%	NR	Aaa
Morgan Stanley Capital I 06 Hq10 A4	2006	4,848	4,726	74.55%	11.57%	31.86%	NR	Aaa
Banc of America Re-Remic Trust 11-07C1 A	2011	4,821	4,823	95.19%	21.76%	49.71%	NR	Aaa
Citigroup/Deutsche Bk Comm Mtg 05 CD1 A4	2005	4,567	4,221	77.70%	10.84%	32.04%	AAA	Aaa

Subtotal		125,553	123,049
All Other		92,876	89,700

Total		$218,429	$212,749

The following table shows the amount and percentage of our fixed maturities at June 30, 2011 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	September 30,	September 30,	September 30,
Rating Description	Rating	Fair Value	Percent of Total
	($ in thousands)
Extremely Strong	AAA	$914,337	49%
Very Strong	AA	342,974	19%
Strong	A	465,820	25%
Adequate	BBB	105,992	6%
Speculative	BB & below	13,159	1%
Not Rated	NR	4,939	—

Total	AA	$1,847,221	100%

The following is a list of the top fifteen corporate bond holdings for fixed maturities at fair value at June 30, 2011. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

	September 30,	September 30,	September 30,	September 30,
	Fair Value	Net Unrealized Gains/(Losses)	Cost or Amortized Cost	S&P Rating
	($ in thousands)
Issuers:
General Electric	$31,154	$1,887	$29,267	AA
Bank of America Corp	25,627	549	25,078	A
Wells Fargo & Co	25,244	404	24,840	A+
Morgan Stanley	22,451	284	22,167	A
Barclays Plc	20,091	530	19,561	AA-
Goldman Sach Group Inc	19,813	344	19,469	A
J.P. Morgan Chase & Co	17,244	260	16,984	A+
Citigroup Inc	11,390	564	10,826	A-
Baker Hughes Inc	11,032	687	10,345	A
Deutshce Bank AG	10,319	374	9,945	AA-
Transcanada Corp	10,179	788	9,391	A-
BNP Paribas	9,782	(91)	9,873	AA+
HSBC Holdings PLC	8,987	(69)	9,056	AA-
Lloyds Banking Group PLC	8,985	52	8,933	AA-
Target Corp	8,238	(125)	8,363	A-

Subtotal	240,536	6,438	234,098
All Other	277,887	5,780	272,107

Total	$518,423	$12,218	$506,205

The following table sets forth the fifteen largest equity securities holdings as of June 30, 2011:

	September 30,	September 30,	September 30,
	Fair Value	Net Unrealized Gains/(Losses)	Cost or Amortized Cost
	($ in thousands)
Issuers:
Vanguard Total Stock Market Index	$6,053	$2,363	$3,690
Vanguard Emerging Market Stock Index	5,301	2,529	2,772
Vanguard Pacific Stock Index	4,795	1,446	3,349
Vanguard European Stock Index	4,698	1,673	3,025
Chevron Corp	2,854	1,109	1,745
Conocophillips	2,812	1,158	1,654
AT&T	2,485	531	1,954
HJ Heinz Co	2,448	580	1,868
General Electric Co	2,446	632	1,814
Kraft Foods Inc	2,399	749	1,650
Bristol-Myers Squibb Co	2,379	599	1,780
Diageo PLC	2,374	890	1,484
Philip Morris International Inc	2,367	947	1,420
Johnson & Johnson	2,358	295	2,063
The Boeing Co	2,347	955	1,392

Subtotal	48,116	16,456	31,660
All Other	46,621	10,246	36,375

Total	$94,737	$26,702	$68,035

The following table summarizes all securities in a gross unrealized loss position at June 30, 2011 and December 31, 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011			December 31, 2010
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
	($ in thousands except # of securities)
Fixed Maturities:
U.S. Government Treasury bonds, agency bonds and foreign government bonds
0-6 Months	4	$7,714	$16	36	$163,253	$4,499
7-12 Months	16	42,623	594	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	20	50,337	610	36	163,253	4,499

States, municipalities and political subdivisions
0-6 Months	4	11,970	42	57	112,291	3,749
7-12 Months	15	19,445	870	1	1,004	20
> 12 Months	8	2,239	50	4	1,317	36

Subtotal	27	33,654	962	62	114,612	3,805

Agency mortgage-backed securities
0-6 Months	5	31,727	89	36	139,226	2,434
7-12 Months	16	41,952	775	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	21	73,679	864	36	139,226	2,434

Residential mortgage obligations
0-6 Months	9	10,986	119	3	3,215	20
7-12 Months	1	183	15	—	—	—
> 12 Months	47	12,779	2,132	52	15,939	2,373

Subtotal	57	23,948	2,266	55	19,154	2,393

Asset-backed securities
0-6 Months	8	18,225	77	7	28,175	292
7-12 Months	—	—	—	—	—	—
> 12 Months	1	2	—	1	2	—

Subtotal	9	18,227	77	8	28,177	292

Commercial mortgage-backed securities
0-6 Months	14	50,628	541	16	78,212	1,755
7-12 Months	5	11,832	240	—	—	—
> 12 Months	1	222	19	2	491	39

Subtotal	20	62,682	800	18	78,703	1,794

Corporate bonds
0-6 Months	36	60,661	667	98	214,180	5,545
7-12 Months	49	101,100	2,042	—	—	—
> 12 Months	—	—	—	—	—	—

Subtotal	85	161,761	2,709	98	214,180	5,545

Total fixed maturities	239	$424,288	$8,288	313	$757,305	$20,762

Equity securities - common stocks
0-6 Months	7	$4,743	$257	1	$322	$10
7-12 Months	—	—	—	—	—	—
> 12 Months	—	—	—	—	—	—

Total equity securities	7	$4,743	$257	1	$322	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies. See Critical Accounting Estimates - Impairment of Invested Assets in our 2010 Annual Report on Form 10-K for additional information on our policies.

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

As of June 30, 2011, the largest single unrealized loss by issuer in the fixed maturities was $0.2 million.

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of June 30, 2011.

Period for Which Fair Value is Less than 80% of Amortized Cost

	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 3 months	Longer than 3 months, less than 6 months	6 months or longer, less than 12 months	12 months or longer	Total
		($ in thousands)
Fixed maturities	$—	$—	$—	$(592)	$(592)
Equity securities	—	—	—	—	—

Total	$—	$—	$—	$(592)	$(592)

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

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses at June 30, 2011. Not all of the securities are rated by S&P and/or Moody’s.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Gross Unrealized Loss		Fair Value
NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
	($ in thousands)
1	AAA/AA/A	Aaa/Aa/A	$5,688	69%	$381,829	90%
2	BBB	Baa	659	8%	29,325	7%
3	BB	Ba	254	3%	1,210	0%
4	B	B	542	7%	3,659	1%
5	CCC or lower	Caa or lower	1,110	13%	6,925	2%
6	NR	NR	35	—	1,340	—

	Total		$8,288	100%	$424,288	100%

At June 30, 2011, the gross unrealized losses in the table directly above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $1.9 million which is rated below investment grade. The non-rated securities primarily consist of municipal bonds. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses at June 30, 2011 are shown in the following table:

	September 30,	September 30,	September 30,	September 30,
	Gross Unrealized Loss		Fair Value
	Amount	Percent of Total	Amount	Percent of Total
	($ in thousands)
Due in one year or less	$—	—	$7	—
Due after one year through five years	730	9%	93,496	22%
Due after five years through ten years	2,258	27%	109,933	26%
Due after ten years	1,293	16%	42,316	10%
Mortgage- and asset-backed securities	4,007	48%	178,536	42%

Total fixed maturity securities	$8,288	100%	$424,288	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.3 years.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
($ in thousands, except # of securities)
Total other-than-temporary impairment losses
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	6	516	4	489	7	549	6	713
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	1	317	—	—	1	547	1	27

Total	7	$833	4	$489	8	$1,096	7	$740

Portion of loss in accumulated other comprehensive income (loss)
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		301		334		322		504
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$301		$334		$322		$504

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		215		155		227		209
Asset-backed securities		—		—		—		—
Equities		317		—		547		27

Total		$532		$155		$774		$236

During the three and six months ended June 30, 2011, we recognized in earnings OTTI losses of $0.5 million and $0.8 million related to non-agency mortgage-backed securities and one equity security. During the comparable periods in 2010, we recognized in earnings OTTI losses of $0.2 million, respectively, related to residential mortgage-backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

For the three months ended June 30, 2011, OTTI losses within other comprehensive income (“OCI”) increased $0.1 million. For the six months ended June 30, 2011, OTTI losses within other comprehensive income (“OCI”) decreased $0.3 million, primarily as a result of increases in the fair value of securities previously impaired. For the comparable period in 2010, OTTI losses within OCI decreased $0.9 million and $1.9 million, respectively.

The following table summarizes the cumulative amounts related to our credit loss portion of the OTTI losses on debt securities held as of June 30, 2011 that we do not intend to sell and it is not more likely than not that we will not be required to sell the security prior to recovery of the amortized cost basis and for which the non-credit portion is included in other comprehensive income:

	September 30,	September 30,
	Three months ended June 30,
($ in thousands)	2011	2010
Beginning balance at April 1	$1,669	$2,577
Credit losses on securities not previously impaired as of April 1	—	182
Additional credit losses on securities previously impaired as of April 1	215	—
Reductions for securities sold during the period	—	—

Ending balance at June 30	$1,884	$2,759

	Six months ended June 30,
($ in thousands)	2011	2010
Beginning balance at January 1	$1,658	$2,523
Credit losses on securities not previously impaired as of January 1	—	236
Additional credit losses on securities previously impaired as of January 1	226	—
Reductions for securities sold during the period	—	—

Ending balance at June 30	$1,884	$2,759

Liquidity and Capital Resources

Net cash provided by operating activities was $14.4 million for the six months ended June 30, 2011 compared to $64.4 million for the same period in 2010. The decrease in cash flow from operations for the six month period was primarily due to increased paid losses as well as an increase in premiums receivable due to growth within our recently established Nav Re division. The premiums receivable for our reinsurance business remain open longer because they are collected as the underlying policies attach and are ceded to the treaties.

Net cash provided by investing activities was $34.5 million for the six months ended June 30, 2011 compared to net cash used in investing activities of $7.4 million for the same period in 2010. This change is primarily due the sale of securities to fund our share repurchase program.

Net cash used in financing activities was $40.3 million for the six months ended June 30, 2011 compared to $45.6 million for the comparable period in 2010. The use of cash primarily related to the repurchase of the Parent Company’s common stock under our share repurchase program.

At June 30, 2011, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for $18.1 million, consists of investment grade bonds. At June 30, 2011, our portfolio had a duration of 3.6 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of June 30, 2011 and December 31, 2010, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund our participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to have letters of credit outstanding under this credit facility expires on December 31, 2012. At June 30, 2011, letters of credit with an aggregate face amount of $132.3 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility at June 30, 2011.

As a result of the April 1, 2011 replacement of the expiring credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s senior unsecured long-term debt securities and without third-party credit enhancement and the amount of the Company’s own ‘Funds at Lloyd’s’ collateral.

Pursuant to the implementation of Lloyd’s Plan of Reconstruction and Renewal, a portion of our recoverables are now reinsured by Resolute Management Services Limited (a separate U.K. authorized reinsurance company established to reinsure outstanding liabilities of all Lloyd’s members for all risks written in the 1992 or prior years of account, previously known as Equitas).

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves at June 30, 2011 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. At June 30, 2011 and December 31, 2010, our capital resources were as follows:

	September 30,	September 30,
	2011	2010
	($ in thousands)
Senior debt	$115,547	$114,138
Stockholders’ equity	817,919	829,354

Total capitalization	$933,466	$943,492

Ratio of debt to total capitalization	12.4%	12.1%

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

In May 2011, the Parent Company’s Board of Directors authorized an additional $50 million under the existing share repurchase program of the Company’s common stock which increased the size of the program to $150 million. This repurchase program was initially authorized in November 2009. The share repurchase program as originally approved was scheduled to expire on December 31, 2010, however, prior to its expiration, the Parent Company’s Board of Directors approved an extension to December 31, 2011.

Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

For the three months ended June 30, 2011, the Company repurchased 597,026 of the Parent Company’s common stock at an aggregate purchase price of $28.4 million and a weighted average price per share of $47.55 pursuant to the share repurchase program. For the six months ended June 30, 2011, the Company repurchased 853,120 of the Parent Company’s common stock at an aggregate purchase price of $41.4 million and a weighted average price per share of $48.58 pursuant to the share repurchase program. Since inception, the Company has repurchased 2,258,980 shares of the Parent Company’s common stock at an aggregate purchase price of $100.5 million and a weighted average price per share of $44.43. As of June 30, 2011, approximately $49.5 million was available for future repurchases under the program.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance. Based on the December 31, 2010 surplus of Navigators Insurance, the approximate remaining maximum amount available for the payment of dividends by Navigators Insurance during 2011 without prior regulatory approval was $62.1 million. In the first six months of 2011 Navigators Insurance has declared $20 million of dividends to the Parent Company, leaving $42.1 million of remaining dividend capacity for 2011.

Condensed Parent Company balance sheets as of June 30, 2011 (unaudited) and December 31, 2010 are shown in the table below:

	September 30,	September 30,
	June 30, 2011	December 31, 2010
	($ in thousands)
Cash and investments	$21,738	$53,217
Investments in subsidiaries	882,121	877,999
Goodwill and other intangible assets	2,534	2,534
Other assets	29,324	12,028

Total assets	$935,717	$945,778

Senior Notes	$114,206	$114,138
Accounts payable and other liabilities	2,251	946
Accrued interest payable	1,341	1,340

Total liabilities	117,798	116,424

Stockholders’ equity	817,919	829,354

Total liabilities and stockholders’ equity	$935,717	$945,778

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations at June 30, 2011, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	September 30,	September 30,	September 30,	September 30,
	USD equivalent as of June 30, 2011	Negative currency movement of
(amounts in millions)		5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$92.3	($4.6)	($9.2)	($13.9)
Premiums receivable	$26.7	($1.3)	($2.7)	($4.0)
Reinsurance recoverables on paid, unpaid losses and loss adjustment expenses	$72.2	($3.6)	($7.2)	($10.8)
Reserves for losses and loss adjustment expenses	$177.1	$8.9	$17.7	$26.6

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

In May 2011, the Parent Company’s Board of Directors authorized an additional $50 million under the existing share repurchase program of the Company’s common stock which increased the size of the program to $150 million. This repurchase program was initially authorized in November 2009. Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

The following presents our share repurchases under the current program for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Total Number of Shares Purchased	Average Cost Paid Per Share	Number of Shares Purchased Under Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
	($ in thousands, except per share)
January 2011	—	—	—	$40,900
February 2011	28,835	$52.24	28,835	39,397
March 2011	227,259	$50.79	227,259	27,848

Subtotal first quarter	256,094	$50.96	256,094

April 2011	131,469	$51.51	131,469	21,076
May 2011	143,443	$46.12	143,443	14,461
June 2011	322,114	$46.58	322,114	49,459

Subtotal second quarter	597,026	$47.55	597,026

Total 2011 activity	853,120	$48.58	853,120

(1)	Balance as of the end of the month indicated.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10-1	Fifth Amended and Restated Credit Agreement among the Company and the Lenders (incorporated by reference to Form 8-K filed April 1, 2011)
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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

The Navigators Group, Inc. (Registrant)

Date: August 4, 2011	/s/ FRANCIS W. MCDONNELL
Francis W. McDonnell
Senior Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

10-1	Fifth Amended and Restated Credit Agreement among the Company and the Lenders (incorporated by reference to Form 8-K Filed April 1, 2011)
11-1	Statement re Computation of Per Share Earnings	*
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*
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

*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Scheme	*
101.CAL	XBRL Taxonomy Extension Calculation Database	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein.