Form 10-Q
period 2011-09-30
NAVIGATORS GROUP INC
filed 2011-11-04
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

The number of common shares outstanding as of October 25, 2011 was 14,291,310.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets September 30, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statements of Income (Unaudited) Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Stockholders’ Equity (Unaudited) Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Comprehensive Income (Unaudited) Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010	6

Consolidated Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2011 and 2010	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	62

PART II. FINANCIAL INFORMATION

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 5. Other Information	64

Item 6. Exhibits	65

Signatures	66

Index of Exhibits	67

Part I. Financial Information

Item 1.	Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except per share amounts)

	September 30,	September 30,
	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011, $1,768,428; 2010, $1,855,598)	$1,827,973	$1,882,245
Equity securities, available-for-sale, at fair value (cost: 2011, $133,616; 2010, $64,793)	147,794	87,258
Short-term investments, at cost which approximates fair value	159,549	153,057
Cash	58,935	31,768

Total investments and cash	2,194,251	2,154,328

Premiums receivable	249,834	188,368
Prepaid reinsurance premiums	170,180	156,869
Reinsurance recoverable on paid losses	49,232	56,658
Reinsurance recoverable on unpaid losses and loss adjustment expenses	843,546	843,296
Deferred policy acquisition costs	61,975	55,201
Accrued investment income	14,741	15,590
Goodwill and other intangible assets	6,897	6,925
Current income tax receivable, net	9,817	1,054
Deferred income tax, net	4,250	15,141
Other assets	18,652	38,029

Total assets	$3,623,375	$3,531,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,044,709	$1,985,838
Unearned premiums	528,463	463,515
Reinsurance balances payable	113,188	105,904
Senior notes	114,240	114,138
Accounts payable and other liabilities	23,320	32,710

Total liabilities	2,823,920	2,702,105

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,451,233 shares for 2011 and 17,274,440 shares for 2010	1,745	1,728
Additional paid-in capital	324,257	312,588
Treasury stock, at cost (3,134,469 shares for 2011 and 1,532,273 shares for 2010)	(138,611)	(64,935)
Retained earnings	555,021	539,512
Accumulated other comprehensive income	57,043	40,461

Total stockholders’ equity	799,455	829,354

Total liabilities and stockholders’ equity	$3,623,375	$3,531,459

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands except share and per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross written premiums	$255,318	$233,638	$830,315	$757,351

Revenues:
Net written premiums	$175,357	$157,807	$551,796	$512,129
Change in unearned premiums	(1,724)	10,426	(51,908)	(18,356)

Net earned premiums	173,633	168,233	499,888	493,773
Net investment income	16,259	17,839	51,072	53,664
Total other-than-temporary impairment losses	(1,241)	(1,034)	(2,338)	(1,774)
Portion of loss recognized in other comprehensive income (before tax)	618	365	941	870

Net other-than-temporary impairment losses recognized in earnings	(623)	(669)	(1,397)	(904)
Net realized gains (losses)	3,238	4,521	4,856	21,653
Other income (expense)	(921)	2,767	643	2,938

Total revenues	191,586	192,691	555,062	571,124

Expenses:
Net losses and loss adjustment expenses	110,242	107,463	340,893	311,133
Commission expenses	25,934	25,185	80,164	76,178
Other operating expenses	34,989	34,682	107,341	103,781
Interest expense	2,047	2,045	6,140	6,133

Total expenses	173,212	169,375	534,538	497,225

Income (loss) before income taxes	18,374	23,316	20,524	73,899

Income tax expense (benefit)	4,476	7,091	5,015	21,659

Net income (loss)	$13,898	$16,225	$15,509	$52,240

Net income per common share:
Basic	$0.94	$1.03	$1.02	$3.23
Diluted	$0.92	$1.00	$1.00	$3.17
Average common shares outstanding:
Basic	14,796,309	15,779,902	15,243,603	16,170,493
Diluted	15,104,424	16,148,990	15,569,370	16,503,098

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
Preferred stock
Balance at beginning and end of period	$—	$—

Common stock
Balance at beginning of year	$1,728	$1,721
Shares issued under stock plan	17	5

Balance at end of period	$1,745	$1,726

Additional paid-in capital
Balance at beginning of year	$312,588	$304,505
Shares issued under stock plan	9,415	2,024
Share-based compensation	2,254	4,704

Balance at end of period	$324,257	$311,233

Treasury stock, at cost
Balance at beginning of year	$(64,935)	$(18,296)
Treasury stock acquired	(73,676)	(50,272)
Issuance related to share-based compensation	—	5,341

Balance at end of period	$(138,611)	$(63,227)

Retained earnings
Balance at beginning of year	$539,512	$469,934
Net income (loss)	15,509	52,240

Balance at end of period	$555,021	$522,174

Accumulated other comprehensive income, net of tax
Balance at beginning of year	$40,461	$43,655
Change in net unrealized gains on securities	16,717	40,844
Change in net non-credit other-than-temporary impairment losses	(357)	(2,520)
Change in net cumulative translation adjustments	222	128

Balance at end of period	$57,043	$82,107

Total stockholders’ equity at end of period	$799,455	$854,013

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	September 30,	September 30,
	Three Months Ended September 30,
	2011	2010
Net income (loss)	$13,898	$16,225

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $(322) and $12,806 in 2011 and 2010, respectively (1)	(511)	24,104
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $(273) and $(165) in 2011 and 2010, respectively	(701)	(306)

Other comprehensive income (loss)	(1,212)	23,798

Comprehensive income (loss)	$12,686	$40,023

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$411	$26,588
Reclassification adjustment for net realized gains (losses) included in net income	(1,025)	(2,939)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	103	455

Change in net unrealized gains (losses) on investments, net of tax	$(511)	$24,104

	Nine Months Ended September 30,
	2011	2010
Net income (loss)	$15,509	$52,240

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax expense (benefit) of $8,251 and $20,160 in 2011 and 2010, respectively (2)	16,360	38,324
Change in foreign currency translation gains (losses), net of tax expense (benefit) of $86 and $69 in 2011 and 2010, respectively	222	128

Other comprehensive income (loss)	16,582	38,452

Comprehensive income (loss)	$32,091	$90,692

(2) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$15,986	$51,784
Reclassification adjustment for net realized gains (losses) included in net income	264	(14,075)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	110	615

Change in net unrealized gains (losses) on investments, net of tax	$16,360	$38,324

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$15,509	$52,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,978	3,374
Deferred income taxes	2,534	15,789
Net realized (gains) losses	(4,856)	(21,653)
Net other-than-temporary losses recognized in earnings	1,397	904
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	6,618	33,857
Reserves for losses and loss adjustment expenses	60,681	6,641
Prepaid reinsurance premiums	(13,496)	6,097
Unearned premiums	65,408	12,409
Premiums receivable	(61,570)	(11,331)
Deferred policy acquisition costs	(6,802)	(3,856)
Accrued investment income	700	1,909
Reinsurance balances payable	7,306	(1,141)
Current income taxes	(6,755)	855
Other	16,670	18,022

Net cash provided by (used in) operating activities	86,322	114,116

Investing activities:
Fixed maturities
Redemptions and maturities	80,296	157,330
Sales	464,580	372,971
Purchases	(464,685)	(467,704)
Equity securities
Sales	2,107	3,069
Purchases	(70,636)	(22,537)
Change in payable for securities	10,223	11,137
Net change in short-term investments	(6,661)	(87,690)
Purchase of property and equipment	(2,624)	(1,076)

Net cash provided by (used in) investing activities	12,600	(34,500)

Financing activities:
Purchase of treasury stock	(73,676)	(50,272)
Proceeds of stock issued from employee stock purchase plan	822	868
Proceeds of stock issued from exercise of stock options	1,099	352

Net cash provided by (used in) financing activities	(71,755)	(49,052)

Increase (decrease) in cash	27,167	30,564
Cash at beginning of year	31,768	509

Cash at end of period	$58,935	$31,073

Supplemental cash information:
Income taxes paid, net	6,565	$5,596
Interest paid	4,025	4,025
Issuance of stock to directors	210	190

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

Recent Accounting Developments

In September 2011, the FASB issued ASU 2011-08 amending Codification topic 350 – Intangibles – Goodwill and Other. The amendment simplifies how goodwill is tested for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The amendment is effective for the interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, but the Company did not early adopt and is currently evaluating the potential impact of the adoption on its’ consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05 amending Codification Topic 220 - Comprehensive Income. The amendment requires that other comprehensive income be either presented in a single continuous statement or two separate but consecutive statements. In addition, the amendment requires the disclosure of reclassification adjustments for items reclassified from other comprehensive income to net income on the face of the financial statements. The amendment is effective for the interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. This standard will only affect the Company’s presentation of comprehensive income and will not affect the Company’s financial position, results of operations, and cash flows.

In May 2011, the FASB issued ASU 2011-04 amending Codification Topic 820 - Fair Value Measurements and Disclosures. The amendments were intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amendment expands and enhances current disclosures about fair value measurement and clarifies the FASB’s intent regarding the application of existing fair value measurement requirements in certain circumstances. The amendments are effective for the interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We are currently evaluating the impact of this amendment on the Company’s consolidated financial position, results of operations and cash flows.

In October 2010, the FASB issued ASU 2010-26 amending Codification Topic 944 – Financial Services – Insurance; Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendment clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In addition, the amendment limits deferrable costs to those that are related directly to the successful acquisition of new or renewal insurance contracts that can be capitalized. The amendment is effective for fiscal and interim periods within that fiscal year, beginning after December 15, 2011 and can be applied prospectively or retrospectively. Early adoption is permitted, but the Company did not early adopt and is currently evaluating the potential impact of the adoption on its’ consolidated financial position, results of operations and cash flows.

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

The Insurance Companies’ and the Lloyd’s Operations’ underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss.

The following tables provide the Company’s segment results for the three and nine months ended September 30, 2011 and 2010 follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$191,175	$64,143	$—	$255,318
Net written premiums	135,292	40,065	—	175,357
Net earned premiums	119,332	54,301	—	173,633
Net losses and loss adjustment expenses	(76,755)	(33,487)	—	(110,242)
Commission expenses	(16,514)	(9,953)	533	(25,934)
Other operating expenses	(25,735)	(9,254)	—	(34,989)
Other income (expense)	554	(942)	(533)	(921)

Underwriting profit (loss)	$882	$665	$0	$1,547
Net investment income	14,037	2,158	64	16,259
Net realized gains (losses)	2,809	(226)	32	2,615
Interest expense	—	—	(2,047)	(2,047)

Income (loss) before income taxes	$17,728	$2,597	$(1,951)	$18,374
Income tax expense (benefit)	4,379	780	(683)	4,476

Net income (loss)	$13,349	$1,817	$(1,268)	$13,898

Identifiable assets	$2,692,597	$887,401	$43,377	$3,623,375

Losses and loss adjustment expenses ratio	64.3%	61.7%		63.5%
Commission expense ratio	13.8%	18.3%		14.9%
Other operating expense ratio (2)	21.2%	18.8%		20.7%

Combined ratio	99.3%	98.8%		99.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30, 2010
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$163,343	$70,295	$—	$233,638
Net written premiums	107,916	49,891	—	157,807
Net earned premiums	112,198	56,035	—	168,233
Net losses and loss adjustment expenses	(72,306)	(35,157)	—	(107,463)
Commission expenses	(14,374)	(10,459)	(352)	(25,185)
Other operating expenses	(26,398)	(8,301)	—	(34,699)
Other income (expense)	1,380	1,052	352	2,784

Underwriting profit (loss)	$500	$3,170	$—	$3,670
Net investment income	15,736	1,982	121	17,839
Net realized gains (losses)	4,206	(354)	—	3,852
Interest expense	—	—	(2,045)	(2,045)

Income (loss) before income taxes	$20,442	$4,798	$(1,924)	$23,316
Income tax expense (benefit)	6,049	1,715	(673)	7,091

Net income (loss)	$14,393	$3,083	$(1,251)	$16,225

Identifiable assets	$2,603,090	$841,926	$75,980	$3,520,996

Losses and loss adjustment expenses ratio	64.4%	62.7%		63.9%
Commission expense ratio	12.8%	18.7%		15.0%
Other operating expense ratio (2)	22.4%	12.9%		18.9%

Combined ratio	99.6%	94.3%		97.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$584,718	$245,597	$—	$830,315
Net written premiums	389,236	162,560	—	551,796
Net earned premiums	333,139	166,749	—	499,888
Net losses and loss adjustment expenses	(228,882)	(112,011)	—	(340,893)
Commission expenses	(45,256)	(36,402)	1,494	(80,164)
Other operating expenses	(79,050)	(28,291)	—	(107,341)
Other income (expense)	2,871	(734)	(1,494)	643

Underwriting profit (loss)	$(17,178)	$(10,689)	$0	$(27,867)
Net investment income	44,009	6,733	330	51,072
Net realized gains (losses)	5,664	(2,409)	204	3,459
Interest expense	—	—	(6,140)	(6,140)

Income (loss) before income taxes	$32,495	$(6,365)	$(5,606)	$20,524
Income tax expense (benefit)	9,224	(2,247)	(1,962)	5,015

Net income (loss)	$23,271	$(4,118)	$(3,644)	$15,509

Identifiable assets	$2,692,597	$887,401	$43,377	$3,623,375

Losses and loss adjustment expenses ratio	68.7%	67.2%		68.2%
Commission expense ratio	13.6%	21.8%		16.0%
Other operating expense ratio (2)	22.9%	17.4%		21.4%

Combined ratio	105.2%	106.4%		105.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended September 30, 2010
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$511,822	$245,529	$—	$757,351
Net written premiums	340,657	171,472	—	512,129
Net earned premiums	333,834	159,939	—	493,773
Net losses and loss adjustment expenses	(205,571)	(105,562)	—	(311,133)
Commission expenses	(43,351)	(32,827)	—	(76,178)
Other operating expenses	(79,658)	(24,161)	—	(103,819)
Other income (expense)	289	2,687	—	2,976

Underwriting profit (loss)	$5,543	$76	$—	$5,619
Net investment income	47,040	6,179	445	53,664
Net realized gains (losses)	20,140	378	231	20,749
Interest expense	—	—	(6,133)	(6,133)

Income (loss) before income taxes	$72,723	$6,633	$(5,457)	$73,899
Income tax expense (benefit)	21,166	2,403	(1,910)	21,659

Net income (loss)	$51,557	$4,230	$(3,547)	$52,240

Identifiable assets	$2,603,090	$841,926	$75,980	$3,520,996

Losses and loss adjustment expenses ratio	61.6%	66.0%		63.0%
Commission expense ratio	13.0%	20.5%		15.4%
Other operating expense ratio (2)	23.7%	13.5%		20.5%

Combined ratio	98.3%	100.0%		98.9%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,
	Three Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$47,141	$26,979	$74,120
Property casualty	110,975	29,682	140,657
Professional liability	33,059	7,482	40,541

Total	$191,175	$64,143	$255,318

Net written premiums:
Marine	$34,180	$20,649	$54,829
Property casualty	77,056	16,296	93,352
Professional liability	24,056	3,120	27,176

Total	$135,292	$40,065	$175,357

Net earned premiums:
Marine	$41,951	$34,510	$76,461
Property casualty	58,585	15,952	74,537
Professional liability	18,796	3,839	22,635

Total	$119,332	$54,301	$173,633

	Three Months Ended September 30, 2010
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$49,406	$32,788	$82,194
Property casualty	81,351	27,687	109,038
Professional liability	32,586	9,820	42,406

Total	$163,343	$70,295	$233,638

Net written premiums:
Marine	$35,546	$27,142	$62,688
Property casualty	52,677	17,414	70,091
Professional liability	19,693	5,335	25,028

Total	$107,916	$49,891	$157,807

Net earned premiums:
Marine	$41,091	$38,254	$79,345
Property casualty	50,976	12,202	63,178
Professional liability	20,131	5,579	25,710

Total	$112,198	$56,035	$168,233

The Insurance Companies’ net earned premiums include $21.2 million and $23.3 million of net earned premiums from the U.K. Branch for the three months ended September 30, 2011 and 2010, respectively.

The following tables provide additional financial data by segment for the nine months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,
	Nine Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$175,812	$127,585	$303,397
Property casualty	323,994	91,106	415,100
Professional liability	84,912	26,906	111,818

Total	$584,718	$245,597	$830,315

Net written premiums:
Marine	$130,200	$102,362	$232,562
Property casualty	201,978	47,364	249,342
Professional liability	57,058	12,834	69,892

Total	$389,236	$162,560	$551,796

Net earned premiums:
Marine	$124,387	$109,222	$233,609
Property casualty	156,871	44,105	200,976
Professional liability	51,881	13,422	65,303

Total	$333,139	$166,749	$499,888

	Nine Months Ended September 30, 2010
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$172,136	$133,758	$305,894
Property casualty	242,494	76,768	319,262
Professional liability	97,192	35,003	132,195

Total	$511,822	$245,529	$757,351

Net written premiums:
Marine	$123,702	$111,205	$234,907
Property casualty	156,674	43,049	199,723
Professional liability	60,281	17,218	77,499

Total	$340,657	$171,472	$512,129

Net earned premiums:
Marine	$122,739	$108,541	$231,280
Property casualty	152,228	34,880	187,108
Professional liability	58,867	16,518	75,385

Total	$333,834	$159,939	$493,773

The Insurance Companies’ net earned premiums include $64.1 million and $61.9 million of net earned premiums from the U.K. Branch for the nine months ended September 30, 2011 and 2010, respectively.

Note 4. Reinsurance Ceded

The Company’s ceded earned premiums were $85.5 million and $81.6 million for the three months ended September 30, 2011 and 2010, respectively, and were $261.9 million and $251.4 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s ceded incurred losses were $39.8 million and $42.6 million for the three months ended September 30, 2011 and 2010, respectively, and were $165.6 million and $156.0 million for the nine months ended September 30, 2011 and 2010, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 74% of the total recoverable), together with the reinsurance recoverable and collateral as of September 30, 2011, and the reinsurers’ rating from the indicated rating agency:

	September 30,	September 30,	September 30,	September 30,		September 30,
	Reinsurance Recoverables				Rating &
In thousands	Unearned Premium	Paid/Unpaid Losses	Total	Collateral Held(1)	Rating Agency(2)
Swiss Reinsurance America Corporation	5,643	92,482	98,125	7,756	A	AMB
Munich Reinsurance America Inc.	12,442	75,289	87,731	2,896	A+	AMB
Everest Reinsurance Company	15,019	69,873	84,892	7,193	A+	AMB
Transatlantic Reinsurance Company	16,279	68,333	84,612	6,557	A	AMB
National Indemnity Company	14,511	26,891	41,402	6,348	A++	AMB
Partner Reinsurance Europe	7,082	33,691	40,773	16,832	AA-	S&P
Scor Holding (Switzerland) AG	2,888	34,727	37,615	7,211	A	AMB
Berkley Insurance Company	1,816	30,877	32,693	123	A+	AMB
General Reinsurance Corporation	815	31,741	32,556	1,466	A++	AMB
Lloyd’s Syndicate #2003	5,774	25,815	31,589	6,401	A	AMB
Munchener Ruckversicherungs-Gesellschaft	706	27,400	28,106	5,885	A+	AMB
White Mountains Reinsurance of America	150	27,530	27,680	716	A	AMB
Platinum Underwriters Re	988	25,787	26,775	3,000	A	AMB
Ace Property and Casualty Insurance Company	2,013	22,982	24,995	31	A+	AMB
Allied World Reinsurance	6,824	15,656	22,480	2,431	A	AMB
AXIS Re Europe	5,792	15,559	21,351	5,058	A	AMB
Validus Reinsurance Ltd.	3,130	14,841	17,971	6,671	A-	AMB
Tower Insurance Company	10,337	7,112	17,449	2,577	A-	AMB
Lloyd’s Syndicate #4000	2,225	11,937	14,162	1,995	A	AMB
Lloyd’s Syndicate #457	2,806	10,492	13,298	3,118	A	AMB

Top 20 Total	$117,240	$669,015	$786,255	$94,265
All Other	52,940	223,763	276,703	89,905

Total	$170,180	$892,778	$1,062,958	$184,170

(1)	Collateral includes letter of credit balances payable and other balances held by the Company’s Insurance Companies and Lloyd’s Operations.
(2)	A.M. Best Company (“A.M. Best”) and Standard and Poor’s Rating Services (“S&P”).

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

The amounts charged to expense for stock-based compensation for the three and nine months ended September 30, 2011 and 2010 are presented in the following table:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Restricted stock units	$775	$1,720	$2,254	$4,704
Directors restricted stock grants(1)	64	45	184	135
Employee stock purchase plan	1	61	124	158
Stock appreciation rights(2)	(47)	108	(100)	(248)
Stock options	—	—	—	—

Total stock based compensation	$793	$1,934	$2,462	$4,749

(1)	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all who have been elected by the Company’s shareholders, as well as NUAL’s Board of Directors.
(2)

All issued stock appreciation rights were exercised during 2011. The Company will no longer issue awards from the Stock Appreciation Rights Plan as a result of the 2005 Amended and Restated Stock Incentive Plan.

Note 6. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its’ participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £175 million ($273 million) for the 2011 underwriting year compared to £168 million ($264 million) for the 2010 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2011 and 2010 underwriting years through its’ wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its’ participation in Syndicate 1221’s stamp capacity. As of September 30, 2011, the Company had provided letters of credit of $132.6 million and did not have any cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its’ participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2011 and 2012 underwriting years. The ability to issue new letters of credit expires on December 31, 2011. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2012, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 11, Credit Facility for additional information.

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

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $61.6 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.6 million would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary, assuming all foreign tax credits are realized.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of September 30, 2011 and 2010. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and nine months ended September 30, 2011 and 2010. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2008 and subsequent years.

The Company recorded income tax expense of $4.5 million and $5.0 million for the three and nine months ended September 30, 2011 compared to $7.1 million and $21.7 million for the comparable periods in 2010, resulting in an effective tax rate of 24.4% for the three and nine months ended September 30, 2011 and 30.4% and 29.3% for the comparable periods in 2010, respectively. The effective tax rate on net investment income was 28.6% for the three and nine months ended September 30, 2011 compared to 28.4% and 26.7% for the same periods in 2010.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $1.8 million and $2.2 million as of September 30, 2011 and December 31, 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.3 million and $1.4 million as of September 30, 2011 and December 31, 2010, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of September 30, 2011 expire from 2024 to 2030.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior notes due May 1, 2016 (the “Senior Notes”) and received net proceeds of $123.5 million. The interest payment dates on the Senior Notes are each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. The interest expense on the Senior Notes was $2.0 million for the three months ended September 30, 2011 and 2010, respectively, and $6.1 million for the nine months ended September 30, 2011 and 2010, respectively.

The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of September 30, 2011, the Company was in compliance with all such covenants.

In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $2.9 million pre-tax gain that was reflected in Other income. As a result of this transaction, approximately $114 million aggregate principal amount of the Senior Notes remains issued and outstanding as of September 30, 2011.

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

In October 2010, Equitas represented by Resolute Management Services Limited (“Resolute”) commenced a lawsuit in the Supreme Court of the State of New York (the “Court Proceeding”) and a separate arbitration proceeding (the “Arbitration” and collectively with the Court Proceeding, the “Resolute Proceedings”) against Navigators Management Company (“NMC”) Inc., a wholly-owned subsidiary of the Company. The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment. The relative proportion of total damages sought in the Court Proceeding and Arbitration are approximately 55% and 45%, respectively. The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims.

On October 25, 2011, an order was issued in the Court Proceeding denying NMC’s motion for summary judgment and granting Resolute’s cross-motion for summary judgment (the “October 25th Order”). The October 25th Order found that NMC had breached its obligations under the reinsurance agreements at issue in the Court Proceeding and further found that Resolute was entitled to damages for unpaid interest at the statutory rate of 9%. The Court ordered the parties to meet and confer for purposes of determining the amount of damages to be awarded. As of November 4, 2011, the parties had not reached an agreement as to the amount of damages. Navigators disagrees with the October 25th Order and intends to challenge the Order. The Arbitration is in the discovery phase and involves contracts and/or factual situations that are distinct from those in the Court Proceeding. Navigators intends to continue to vigorously contest the claims in the Arbitration.

While it is too early to predict with any certainty the ultimate outcome of the Resolute Proceedings, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an adverse resolution of the Resolute Proceedings could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

Note 10. Investments

The following tables set forth the Company’s cash and investments as of September 30, 2011 and December 31, 2010. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$301,757	$8,656	$(487)	$293,588	$—
States, municipalities and political subdivisions	386,167	23,394	(195)	362,968	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	377,465	16,932	(20)	360,553	—
Residential mortgage obligations	24,525	30	(2,232)	26,727	(1,260)
Asset-backed securities	49,915	779	(86)	49,222	—
Commerical mortgage-backed securities	215,033	6,673	(909)	209,269	—

Subtotal	$666,938	$24,414	$(3,247)	$645,771	$(1,260)
Corporate bonds	473,111	15,008	(7,998)	466,101	—

Total fixed-maturities	$1,827,973	$71,472	$(11,927)	$1,768,428	$(1,260)
Equity securities - common stocks	147,794	18,597	(4,419)	133,616	—
Cash	58,935	—	—	58,935	—
Short-term investments	159,549	—	—	159,549	—

Total	$2,194,251	$90,069	$(16,346)	$2,120,528	$(1,260)

	As of December 31, 2010
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commerical mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	$639,199	$15,202	$(6,913)	$630,910	$(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed-maturities	$1,882,245	$47,409	$(20,762)	$1,855,598	$(1,646)
Equity securities - common stocks	87,258	22,475	(10)	64,793	—
Cash	31,768	—	—	31,768	—
Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of September 30, 2011 are shown in the following table:

	September 30,	September 30,
	As of September 30, 2011
In thousands	Fair Value	Amortized Cost
Due in one year or less	$86,286	$85,378
Due after one year through five years	516,118	506,889
Due after five years through ten years	353,019	335,229
Due after ten years	205,612	195,161
Mortgage- and asset-backed securities	666,938	645,771

Total	$1,827,973	$1,768,428

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2011 and December 31, 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011			As of December 31, 2010
In thousands except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	8	$80,840	$230	36	$163,253	$4,499
7-12 months	2	6,916	257	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	10	$87,756	$487	36	$163,253	$4,499
States, municipalities and political subdivisions
0-6 months	7	$6,133	$26	57	$112,291	$3,749
7-12 months	4	8,809	131	1	1,004	20
> 12 months	5	3,196	38	4	1,317	36

Subtotal	16	$18,138	$195	62	$114,612	$3,805
Agency mortgage-backed securities
0-6 months	4	$8,049	$20	36	$139,226	$2,434
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	4	$8,049	$20	36	$139,226	$2,434
Residential mortgage obligations
0-6 months	7	$9,407	$124	3	$3,215	$20
7-12 months	3	1,520	111	—	—	—
> 12 months	47	11,716	1,997	52	15,939	2,373

Subtotal	57	$22,643	$2,232	55	$19,154	$2,393
Asset-backed securities
0-6 months	7	$14,216	$86	7	$28,175	$292
7-12 months	—	—	—	—	—	—
> 12 months	1	2	—	1	2	—

Subtotal	8	$14,218	$86	8	$28,177	$292
Commercial mortgage-backed securities
0-6 months	23	$53,115	$772	16	$78,212	$1,755
7-12 months	6	7,078	120	—	—	—
> 12 months	1	220	17	2	491	39

Subtotal	30	$60,413	$909	18	$78,703	$1,794
Corporate bonds
0-6 months	81	$168,290	$6,819	98	$214,180	$5,545
7-12 months	15	22,737	1,179	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	96	$191,027	$7,998	98	$214,180	$5,545

Total fixed maturities	221	$402,244	$11,927	313	$757,305	$20,762

Equity securities - common stocks
0-6 months	25	$59,039	$4,419	1	$322	$10
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total equity securities	25	$59,039	$4,419	1	$322	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above table, the residential mortgage obligations gross unrealized loss for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.

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

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
In thousands except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total other than temporary impairment losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	10	1,241	10	674	15	1,791	12	1,387
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	1	360	1	547	2	387

Total	10	$1,241	11	$1,034	16	$2,338	14	$1,774
Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		618		365		941		870
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$618		$365		$941		$870
Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		623		309		850		517
Asset-backed securities		—		—		—		—
Equities		—		360		547		387

Total		$623		$669		$1,397		$904

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three and nine months ended September 30, 2011 and 2010 that it does not intend to sell and it is more likely than not that it will not be required to sell the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Beginning balance	$1,885	$2,731	$1,658	$2,523
Additions for credit loss impairments recognized in the current period on securities not previously impaired	623	309	850	517
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	(935)	—	(935)

Ending balance	$2,508	$2,105	$2,508	$2,105

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of September 30, 2011 is presented in the following table:

	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$3	0%	$4,509	1%
Due after one year through five years	5,229	44%	204,736	51%
Due after five years through ten years	2,592	22%	57,144	14%
Due after ten years	856	7%	30,532	8%
Mortgage- and asset-backed securities	3,247	27%	105,323	26%

Total	$11,927	100%	$402,244	100%

The change in net unrealized gains/(losses), inclusive of the change in the non credit portion of other-than-temporary impairment losses, consisted of:

	September 30,	September 30,
	Nine Months Ended September 30,
In thousands	2011	2010
Fixed maturities	$32,898	$54,257
Equity securities	(8,287)	4,227

Gross unrealized gains (losses)	24,611	58,484
Deferred income tax charge (credit)	8,251	20,160

Change in net unrealized gains (losses), net	$16,360	$38,324

Realized gains/(losses), excluding net other-than-temporary impairment losses recognized in earnings, for the periods indicated were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Fixed maturities:
Gains	$3,315	$4,790	$10,625	$22,440
Losses	(77)	(1,036)	(6,610)	(1,319)

Fixed maturities, net	$3,238	$3,754	$4,015	$21,121
Equity securities:
Gains	$—	$773	$841	$773
Losses	—	(6)		(241)

Equity securities, net	$—	$767	$841	$532

Net realized gains (losses)	$3,238	$4,521	$4,856	$21,653

The following tables present, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value as of September 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
In thousands	Level 1	Level 2	Level 3	Total
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$100,325	$201,432	$—	$301,757
States, municipalities and political subdivisions	—	386,167	—	386,167
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	377,465	—	377,465
Residential mortgage obligations	—	24,525	—	24,525
Asset-backed securities	—	49,915	—	49,915
Commercial mortgage-backed securities	—	215,033	—	215,033

Subtotal	$—	$666,938	$—	$666,938
Corporate bonds	—	473,111	—	473,111

Total fixed-maturities	$100,325	$1,727,648	$—	$1,827,973
Equity securities - common stocks	147,794	—	—	147,794

Total	$248,119	$1,727,648	$—	$1,975,767

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2010
In thousands	Level 1	Level 2	Level 3	Total
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$212,933	$111,212	$—	$324,145
States, municipalities and political subdivisions	—	392,250	—	392,250
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	382,628	—	382,628
Residential mortgage obligations	—	20,463	—	20,463
Asset-backed securities	—	46,093	—	46,093
Commercial mortgage-backed securities	—	188,178	1,837	190,015

Subtotal	$—	$637,362	$1,837	$639,199
Corporate bonds	—	526,651	—	526,651

Total fixed-maturities	$212,933	$1,667,475	$1,837	$1,882,245
Equity securities - common stocks	87,258	—	—	87,258

Total	$300,191	$1,667,475	$1,837	$1,969,503

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

The Company did not have any significant transfers between Level 1 and 2 for the three and nine months ended September 30, 2011.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For The Three Months Ended September 30, 2011
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Commercial Mortgage
Obligations	$4,821	$—	$—	$—	$—	$—	$—	$(4,821)	$—

Total assets	$4,821	$—	$—	$—	$—	$—	$—	$(4,821)	$—

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For The Nine Months Ended September 30, 2011
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Commercial Mortgage
Obligations	$1,837	$—	$—	$4,821	$—	$—	$—	$(6,658)	$—

Total assets	$1,837	$—	$—	$4,821	$—	$—	$—	$(6,658)	$—

As of September 30, 2010, the Company did not have any securities classified as Level 3 and there were no changes in Level 3 assets for the three and nine months ended September 30, 2010.

Note 11. Credit Facility

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund the Company’s participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to issue new letters of credit expires on December 31, 2011. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2011, letters of credit with an aggregate face amount of $132.6 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of September 30, 2011.

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

Note 12. Share Repurchases

In May 2011, the Parent Company’s Board of Directors authorized an additional $50 million under the existing share repurchase program of the Company’s common stock, which increased the size of the program to $150 million. This repurchase program was initially authorized in November 2009. The share repurchase program as originally approved was scheduled to expire on December 31, 2010, however, prior to its expiration, the Parent Company’s Board of Directors approved an extension to December 31, 2011.

Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

For the three months ended September 30, 2011, the Company repurchased 749,076 shares of the Parent Company’s common stock at an aggregate purchase price of $32.2 million and a weighted average price per share of $43.03 pursuant to the share repurchase program. For the nine months ended September 30, 2011, the Company repurchased 1,602,196 shares of the Parent Company’s common stock at an aggregate purchase price of $73.7 million and a weighted average price per share of $45.98 pursuant to the share repurchase program. Since inception, the Company has repurchased 3,008,056 shares of the Parent Company’s common stock at an aggregate purchase price of $132.4 million and a weighted average price per share of $44.02. As of September 30, 2011, approximately $17.2 million was available for future repurchases under the program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE ON FORWARD LOOKING STATEMENTS

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

Our underwriting segments consist of insurance company operations (“Insurance Companies”) and operations at Lloyd’s through Lloyd’s Syndicate 1221 (“Syndicate 1221”) (“Lloyd’s Operations”). The Insurance Companies consist of Navigators Insurance Company (“Navigators Insurance”), which includes our branch located in the United Kingdom (the “U.K. Branch”), and Navigators Specialty Insurance Company (“Navigators Specialty”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty is fully reinsured by Navigators Insurance pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations include Navigators Underwriting Agency Ltd. (“NUAL”), a wholly-owned Lloyd’s underwriting agency which manages Syndicate 1221. Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011 and 2010 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium; Stockholm, Sweden; and Copenhagen, Denmark; each of which underwrites risks pursuant to binding authorities with NUAL into Syndicate 1221. We also maintain an underwriting presence in Brazil and China through our involvement with Lloyd’s.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of September 30, 2011, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $157 million and $28 million, respectively, including the cost of reinsurance reinstatement premiums.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine months ended September 30, 2011 and 2010. In presenting our financial results, we discuss our performance with reference to book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Book value per share is calculated by dividing shareholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands, except for per share amounts	2011	2010	2011	2010	QTD	YTD
Gross written premiums	$255,318	$233,638	$830,315	$757,351	9.3%	9.6%
Net written premiums	175,357	157,807	551,796	512,129	11.1%	7.7%
Total revenues	191,586	192,691	555,062	571,124	-0.6%	-2.8%
Total expenses	173,212	169,375	534,538	497,225	2.3%	7.5%

Pre-tax income (loss)	$18,374	$23,316	$20,524	$73,899	-21.2%	-72.2%
Provision (benefit) for income taxes	4,476	7,091	5,015	21,659	-36.9%	-76.8%

Net income (loss)	$13,898	$16,225	$15,509	$52,240	-14.3%	-70.3%

Net income (loss) per common share:
Basic	$0.94	$1.03	$1.02	$3.23
Diluted	$0.92	$1.00	$1.00	$3.17

Net income for the three months ended September 30, 2011 was $13.9 million or $0.92 per diluted share compared to net income of $16.2 million or $1.00 per diluted share for the three months ended September 30, 2010. Included in these results were net realized gains of $2.2 million and $2.9 million after-tax for the three months ended September 30, 2011 and 2010, respectively. In addition, our net income included net other-than-temporary impairment losses recognized in earnings of $0.4 and $0.5 million after-tax for the three months ended September 30, 2011 and 2010.

Net income for the nine months ended September 30, 2011 was $15.5 million or $1.00 per diluted share compared to net income of $52.2 million or $3.17 per diluted share for the nine months ended September 30, 2010. Included in these results were net realized gains of $3.2 million and $14.1 million after-tax for the nine months ended September 30, 2011 and 2010, respectively. In addition, our net income included net other-than-temporary impairment losses recognized in earnings of $0.9 million and $0.6 million after-tax for the nine months ended September 30, 2011 and 2010.

Our book value per share as of September 30, 2011 was $55.82, increasing from $52.68 as of December 31, 2010. The increase in book value per share primarily resulted from the repurchase of $73.7 million of our common stock, as well as an improvement in the value of our consolidated investment portfolio. Primarily because of the share repurchases, our consolidated stockholders’ equity decreased 3.6% to $799.5 million as of September 30, 2011 compared to $829.4 million as of December 31, 2010.

Cash flow from operations was $86.3 million for the nine months ended September 30, 2011 compared to $114.1 million for the comparable period in 2010. The decrease in cash flow from operations for the nine month period was primarily due to increased paid losses as well as an increase in premiums receivable due to growth within our recently established Nav Re division. The premiums receivable for our reinsurance business remain open longer because they are collected as the underlying policies attach and are ceded to the treaties.

The following table presents our consolidated financial results for the three and nine months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
Gross written premiums	$255,318	$233,638	$830,315	$757,351	9.3%	9.6%
Net written premiums	175,357	157,807	551,796	512,129	11.1%	7.7%
Net earned premiums	173,633	168,233	499,888	493,773	3.2%	1.2%
Net losses and loss adjustment expenses	(110,242)	(107,463)	(340,893)	(311,133)	2.6%	9.6%
Commission expenses	(25,934)	(25,185)	(80,164)	(76,178)	3.0%	5.2%
Other operating expenses	(34,989)	(34,699)	(107,341)	(103,819)	0.8%	3.4%
Other income (expense)	(921)	2,784	643	2,976	-133.1%	-78.4%

Underwriting profit (loss)	$1,547	$3,670	$(27,867)	$5,619	-57.8%	NM
Net investment income	16,259	17,839	51,072	53,664	-8.9%	-4.8%
Net other-than-temporary impairment losses recognized in earnings	(623)	(669)	(1,397)	(904)	-6.9%	54.5%
Net realized gains (losses)	3,238	4,521	4,856	21,653	-28.4%	-77.6%
Interest expense	(2,047)	(2,045)	(6,140)	(6,133)	0.1%	0.1%

Income (loss) before income taxes	$18,374	$23,316	$20,524	$73,899	-21.2%	-72.2%
Income tax expense (benefit)	4,476	7,091	5,015	21,659	-36.9%	-76.8%

Net income (loss)	$13,898	$16,225	$15,509	$52,240	-14.3%	-70.3%

Losses and loss adjustment expenses ratio	63.5%	63.9%	68.2%	63.0%
Commission expense ratio	14.9%	15.0%	16.0%	15.4%
Other operating expense ratio (1)	20.7%	18.9%	21.4%	20.5%

Combined ratio	99.1%	97.8%	105.6%	98.9%

(1) - Includes Other operating expenses & Other income (expense)

NM - Percentage change not meaningful

The combined ratio for the three months ended September 30, 2011 was 99.1% compared to 97.8% for the comparable period in 2010. Our pre-tax underwriting profit declined by $2.1 million to $1.5 million for the three months ended September 30, 2011 compared to $3.7 million for the same period in 2010. The decrease in pre-tax underwriting profit is primarily attributable to prior period net reserve redundancies.

The combined ratio for the nine months ended September 30, 2011 was 105.6% compared to 98.9% for the comparable period in 2010. Our pre-tax underwriting profit decreased by $33.5 million to a $27.9 million underwriting loss for the nine months ended September 30, 2011 compared to $5.6 million of underwriting profit for the same period in 2010. The decrease in pre-tax underwriting profit is primarily due to:

•

Large current accident year losses of $18.2 million from a North Sea drilling operation, a Gulf of Mexico drilling operation, as well as from an onshore industrial site. The North Sea drilling operation losses resulted in an $8.9 million first quarter net impact including $5.0 million of net loss and $3.9 million of reinstatement premiums. The Gulf of Mexico drilling operation losses resulted in a $6.9 million second quarter net impact inclusive of $4.0 million in reinstatement premiums. The onshore industrial site generated gross and net losses of $12.0 million and $2.4 million, respectively.

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

Revenues

Gross Written Premiums

The following tables set forth our gross and net written premiums and net earned premiums by segment and line of business for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,
	2011				2010
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$47,141	18%	$34,180	$41,951	$49,406	21%	$35,546	$41,091
Property Casualty	110,975	43%	77,056	58,585	81,351	35%	52,677	50,976
Professional Liability	33,059	14%	24,056	18,796	32,586	14%	19,693	20,131

Insurance Companies Total	191,175	75%	135,292	119,332	163,343	70%	107,916	112,198

Lloyd’s Operations:
Marine	26,979	11%	20,649	34,510	32,788	14%	27,142	38,254
Property Casualty	29,682	11%	16,296	15,952	27,687	12%	17,414	12,202
Professional Liability	7,482	3%	3,120	3,839	9,820	4%	5,335	5,579

Lloyd’s Operations Total	64,143	25%	40,065	54,301	70,295	30%	49,891	56,035

Total	$255,318	100%	$175,357	$173,633	$233,638	100%	$157,807	$168,233

	Nine Months Ended September 30,
	2011				2010
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$175,812	21%	$130,200	$124,387	$172,136	23%	$123,702	$122,739
Property Casualty	323,994	39%	201,978	156,871	242,494	32%	156,674	152,228
Professional Liability	84,912	10%	57,058	51,881	97,192	13%	60,281	58,867

Insurance Companies Total	584,718	70%	389,236	333,139	511,822	68%	340,657	333,834

Lloyd’s Operations:
Marine	127,585	15%	102,362	109,222	133,758	18%	111,205	108,541
Property Casualty	91,106	11%	47,364	44,105	76,768	10%	43,049	34,880
Professional Liability	26,906	4%	12,834	13,422	35,003	4%	17,218	16,518

Lloyd’s Operations Total	245,597	30%	162,560	166,749	245,529	32%	171,472	159,939

Total	$830,315	100%	$551,796	$499,888	$757,351	100%	$512,129	$493,773

Gross written premiums increased 9.3% to $255.3 million for the three months ended September 30, 2011 compared to $233.6 million for the same period in 2010. Gross written premiums increased 9.6% to $830.3 million for the nine months ended September 30, 2011 compared to $757.4 million for the same period in 2010. The increases in gross written premiums were primarily attributed to our Property Casualty business and the related addition of our Nav Re division which writes Accident & Health, Agriculture and Latin American reinsurance lines of business. Growth within Property Casualty is also attributable to our Excess and Primary Casualty business resulting from strong production partially offset by the run-off of our middle market commercial package business. The decrease in our Professional Liability business is attributable to our Directors and Officer Liability (“D&O”) lines. This decrease reflects a change in our underwriting strategy that focuses on a planned shift toward underwriting excess layers.

Our Marine division saw increases in the average renewal premium rates in our Inland Marine and Lloyd’s lines of approximately 13.1% and 1.7%, respectively, for the three months ended September 30, 2011 compared to the same period in 2010. U.K. and U.S. Marine premiums rates decreased 0.3% and 1.3%, respectively, for the period. For our Navigators Technical Risk (“NavTech”) we experienced an average renewal premium rate increase of approximately 8.7% for the three months ended September 30, 2011 compared to the same period in 2010, which was offset by declines in our Excess Casualty and Primary Casualty lines of 2.0% and 0.6%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately a 0.9% decrease in average renewal premium rates for the three months ended September 30, 2011 compared to 2010.

Our Marine division saw increases in the average renewal premium rates in our Inland Marine, U.K. Marine and Lloyd’s lines of approximately 6.7%, 2.1% and 2.2%, respectively, for the nine months ended September 30, 2011 compared to the same period in 2010. U.S. Marine premiums rates decreased 0.7% for the period. For our Property Casualty division, we experienced an average renewal premium rate increase in our NavTech line of approximately 5.3% for the nine months ended September 30, 2011 compared to the same period in 2010, which was offset by declines in our Primary and Excess Casualty lines of 4.4% and 3.3%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately 1.9% decrease in average renewal premium rates for the nine months ended September 30, 2011 compared to 2010.

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

We record an estimate of the expected reinstatement premiums for losses ceded to excess-of-loss agreements where this feature applies.

The following table sets forth our ceded written premiums by segment and major line of business for the three and nine months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$12,961	27%	$13,860	28%	$45,612	26%	$48,434	28%
Property Casualty	33,919	31%	28,674	35%	122,016	38%	85,820	35%
Professional Liability	9,003	27%	12,893	40%	27,854	33%	36,911	38%

Total Insurance Companies	55,883	29%	55,427	34%	195,482	33%	171,165	33%

Lloyd’s Operations:
Marine	6,330	23%	5,646	17%	25,223	20%	22,553	17%
Property Casualty	13,386	45%	10,273	37%	43,742	48%	33,719	44%
Professional Liability	4,362	58%	4,485	46%	14,072	52%	17,785	51%

Total Lloyd’s	24,078	38%	20,404	29%	83,037	34%	74,057	30%

Total	$79,961	31%	$75,831	32%	$278,519	34%	$245,222	32%

The decrease in the percentage of total ceded written premiums to total gross written premiums for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to a mix change resulting from new business within our recently established Nav Re division and to a lesser extent the expansion of our Professional Liability business, where our retention ratios are higher.

The increase in the percentage of total ceded written premiums to total gross written premiums for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the mix change resulting from new business as described above and the transfer of NavPac business to Tower Insurance Company of New York via a quota share on an in force basis which generated an additional $12.1 million of ceded premiums for nine months ended September 30, 2011.

Net Written Premiums

Net written premiums increased 11.1% and 7.7% for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The impact of higher gross written premiums for the three and nine months ended September 30, 2011 was partially offset by mix change resulting from new business written by Nav Re, as discussed above. The increase for the nine months ended September 30, 2011 was also offset by the transfer of NavPac business to Tower Insurance Company of New York via a quota share on an in force basis which generated an additional $12.1 million of ceded premiums for nine months ended September 30, 2011.

Net Earned Premiums

Net earned premiums increased 3.2% for the three months ended September 30, 2011 compared to the same period in 2010 due to $1.1 million of reinstatement premiums in the third quarter of 2010. Net earned premiums increased 1.2% for the nine months ended September 30, 2011 compared to the same period in 2010. In comparison to the increase in net written premiums, the increases in net earned premiums were impacted by the mix change of new business written by Nav Re, specifically the Accident & Health lines which are recognized in earnings over a longer exposure period than our other lines of business.

Net Investment Income

Our net investment income was derived from the following sources:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Fixed maturities	$15,856	$17,506	$49,892	$52,701
Equity securities	942	675	2,584	1,904
Short-term investments	205	233	745	726

Total investment income	$17,003	$18,414	$53,221	$55,331
Investment expenses	(744)	(575)	(2,149)	(1,667)

Net investment income	$16,259	$17,839	$51,072	$53,664

Net investment income decreased 8.9% and 4.8% for the three and nine months ended September 30, 2011 compared to the same period in 2010 due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 3.1% and 3.2% for the three and nine months ended September 30, 2011, compared to 3.4% and 3.5% for the comparable periods in 2010.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net other-than-temporary impairment (“OTTI”) losses recognized in earnings for the periods indicated were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Fixed maturities	$623	$309	$850	$517
Equity securities	—	360	547	387

OTTI recognized in earnings	$623	$669	$1,397	$904

Net OTTI losses recognized in earnings for fixed maturity securities for all periods presented in the table above were primarily related to residential mortgage-backed securities.

Net Realized Gains and Losses

Our realized gains and losses for the periods indicated were as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2011	2010	2011	2010
Fixed maturities:
Gains	$3,315	$4,790	$10,625	$22,440
Losses	(77)	(1,036)	(6,610)	(1,319)

Fixed maturities, net	$3,238	$3,754	$4,015	$21,121
Equity securities:
Gains	$—	$773	$841	$773
Losses	—	(6)	—	(241)

Equity securities, net	$—	$767	$841	$532

Net realized gains (losses)	$3,238	$4,521	$4,856	$21,653

For the three and nine months ended September 30, 2011, we recorded $3.2 million and $4.9 million of net realized gains compared to net realized gains of $4.5 million and $21.7 million for the same period in 2010. On an after-tax basis, the net realized gains for the three and nine months ended September 30, 2011 were $2.2 million and $3.2 million, respectively, compared to $2.9 million and $14.1 million for the same periods in 2010. We typically generate realized gains and losses as part of the normal ongoing management of our investment portfolio, and the gains recorded this period include the sale of corporate bonds as part of our investment strategy to reinvest in equity securities.

Other Income (Expense)

Other income (expense) primarily includes foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and nine months ended September 30, 2011 and 2010 is presented in the following table:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss and LAE Ratio	2011	2010	2011	2010
Net Loss and LAE Payments	51.6%	53.5%	56.5%	58.2%
Change in reserves:
Current year reserves	12.8%	12.9%	11.2%	7.0%
Prior year deficiencies (redundancies)	-0.9%	-2.5%	0.5%	-2.2%

Change in reserves	11.9%	10.4%	11.7%	4.8%

Net loss and LAE ratio	63.5%	63.9%	68.2%	63.0%

The loss ratio for the three months ended September 30, 2011 was 63.5% compared to 63.9% for the same period in 2010. The decrease in the loss ratio was primarily due to changes in prior year development, which are explained in more detail below.

The loss ratio for the nine months ended September 30, 2011 was 68.2% compared to 63.0% for the same period in 2010. The increase in the loss ratio was primarily due to the current accident year large loss activity partially offset by changes in prior year development, which are explained in more detail below.

Prior Year Reserve Deficiencies/Redundancies

The relevant factors that may have a significant impact on the establishment and adjustment of losses and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior reserves, management, in consultation with our actuaries, may determine, based on their judgment that certain assumptions made in the reserving process in prior year periods may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three months ended September 30, 2011 and 2010 is as follows:

	September 30,	September 30,
	Three Months Ended September 30,
In thousands	2011	2010
Insurance Companies:
Marine	$(38)	$(558)
Property Casualty	(1,846)	348
Professional Liability	(260)	53

Subtotal Insurance Companies	$(2,144)	$(157)
Lloyd’s Operations	531	(4,002)

Total deficiencies (redundancies)	$(1,613)	$(4,159)

For the three months ended September 30, 2011, we recorded a prior period net reserve redundancy of $1.6 million primarily attributed to a favorable ruling on an old property claim within our Property Casualty division, and to a lesser extent, favorable foreign exchange across all of our divisions.

For the three months ended September 30, 2010, we recorded a prior period net reserve redundancy of $4.2 million primarily related to our Lloyd’s Operations. Our Lloyd’s Operations recorded a $4.0 million reserve redundancy resulting from favorable development in the Marine and NavTech business, partially offset by unfavorable development in the Professional Liability business.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the nine months ended September 30, 2011 and 2010 is as follows:

	September 30,	September 30,
	Nine Months Ended September 30,
In thousands	2011	2010
Insurance Companies:
Marine	$539	$951
Property Casualty	(863)	(6,946)
Professional Liability	(735)	341

Subtotal Insurance Companies	$(1,059)	$(5,654)
Lloyd’s Operations	3,694	(5,001)

Total deficiencies (redundancies)	$2,635	$(10,655)

For the nine months ended September 30, 2011 we recorded a prior period net reserve deficiency of $2.6 million primarily related to our Lloyd’s Operations, partially offset by reserve redundancies within our Property Casualty division. Our Lloyd’s Operations recorded $3.7 million of prior period net reserve deficiencies resulting from adverse development in Professional Liability driven by adverse claim movements for prior underwriting years in the E&O business. Our Property Casualty division recorded $0.9 million of prior period net reserve redundancies due to a favorable ruling on an old property, partially offset by adverse development on our Personal Umbrella and Liquor Liability businesses, both of which are in run-off.

For the nine months ended September 30, 2010 we recorded prior period net reserve redundancy of $10.7 million primarily related to our Property Casualty division and Lloyd’s Operations. Our Property Casualty division recorded $7.0 million of prior period net reserve redundancies as a result of $4.2 million of favorable development on the 2007 underwriting year for our construction liability business due to lower reported claims than expected, $2.5 million of favorable development on two run-off books of business, and $2.3 million of favorable development in our NavTech offshore lines also due to the 2007 underwriting year resulting from lower than expected reported claims. The aforementioned redundancies were partially offset by $2.0 million and $0.8 million of unfavorable development related to our Liquor Liability and Personal Umbrella business, respectively, which are in run-off. Our Lloyd’s Operations recorded $5.0 million of prior period net reserve redundancies resulting from favorable development in the Marine and NavTech divisions, partially offset by unfavorable development in the Professional Liability business.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three months ended September 30, 2011 and 2010 was relatively consistent at 14.9% and 15.0%, respectively. The commission expense ratio for the nine months ended September 30, 2011 was 16.0%, an increase from 15.4% from the same period in 2010. The increase in the commission expense ratio is due to a reduction in the ceding commission benefit related to sliding scale adjustments on our consortium quota share treaties due to large loss activity in 2011.

Other Operating Expenses

Other operating expenses increased 0.9% and 3.4% for the three and nine months ended September 30, 2011 compared to the same periods in 2010. The increase in other operating expenses for the three and nine months ended September 30, 2011 was primarily due to investments in new underwriting teams, and higher compliance costs, particularly on account of the implementation of Solvency II.

Income Taxes

We recorded income tax expense of $4.5 million and $5.0 million for the three and nine months ended September 30, 2011, respectively, compared to $7.1 million and $21.7 million for the comparable periods in 2010. The effective tax rate for the three and nine months ended September 30, 2011 was 24.4%, compared to 30.4% and 29.3% for the same periods in 2010. The effective tax rate on net investment income was 28.6% for the three and nine months ended September 30, 2011, compared to 28.4% and 26.7% for the same periods in 2010. As of September 30, 2011 and December 31, 2010 the net deferred federal, foreign, state and local tax assets were $4.3 million and $15.1 million, respectively.

We had net state and local deferred tax assets amounting to potential future tax benefits of $1.8 million and $2.2 million as of September 30, 2011 and December 31, 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $1.3 million and $1.4 million as of September 30, 2011 and December 31, 2010, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of September 30, 2011 expire from 2024 to 2030.

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

The following table sets forth the results of operations for the Insurance Companies for the three and nine months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
Gross written premiums	$191,175	$163,343	$584,718	$511,822	17.0%	14.2%
Net written premiums	135,292	107,916	389,236	340,657	25.4%	14.3%
Net earned premiums	119,332	112,198	333,139	333,834	6.4%	-0.2%
Net losses and loss adjustment expenses	(76,755)	(72,306)	(228,882)	(205,571)	6.2%	11.3%
Commission expenses	(16,514)	(14,374)	(45,256)	(43,351)	14.9%	4.4%
Other operating expenses	(25,735)	(26,398)	(79,050)	(79,658)	-2.5%	-0.8%
Other income (expense)	554	1,380	2,871	289	-59.9%	NM

Underwriting profit (loss)	$882	$500	$(17,178)	$5,543	76.4%	NM
Net investment income	14,037	15,736	44,009	47,040	-10.8%	-6.4%
Net realized gains (losses)	2,809	4,206	5,664	20,140	-33.2%	-71.9%

Income (loss) before income taxes	$17,728	$20,442	$32,495	$72,723	-13.3%	-55.3%
Income tax expense (benefit)	4,379	6,049	9,224	21,166	-27.6%	-56.4%

Net income (loss)	$13,349	$14,393	$23,271	$51,557	-7.3%	-54.9%

Losses and loss adjustment expenses ratio	64.3%	64.4%	68.7%	61.6%
Commission expense ratio	13.8%	12.8%	13.6%	13.0%
Other operating expense ratio (1)	21.2%	22.4%	22.9%	23.7%

Combined ratio	99.3%	99.6%	105.2%	98.3%

(1) - Includes Other operating expenses & Other income (expense)

NM - Percentage change not meaningful

Our Insurance Companies reported net income of $13.3 million for the three months ended September 30, 2011 compared to $14.4 million for the same period in 2010.

Our Insurance Companies’ combined ratio for the three months ended September 30, 2011 was 99.3% compared to 99.6% for the same period in 2010. Our Insurance Companies’ pre-tax underwriting profit increased by $0.4 million to $0.9 million for the three months ended September 30, 2011 compared to $0.5 million for the same period in 2010. The increase in pre-tax underwriting profit was primarily attributable to the prior period net reserve redundancies.

Our Insurance Companies reported net income of $23.3 million for the nine months ended September 30, 2011 compared to $51.6 million for the same period in 2010.

Our Insurance Companies’ combined ratio for the nine months ended September 30, 2011 was 105.2% compared to 98.3% for the same period in 2010. Our Insurance Companies’ pre-tax underwriting profit decreased by $22.7 million to a $17.2 million pre-tax underwriting loss for the nine months ended September 30, 2011 compared to $5.5 million of underwriting profit for the same period in 2010. The decrease in pre-tax underwriting profit is largely due to:

•

Large current accident year losses of $11.6 million from drilling operations in the North Sea and Gulf of Mexico. The North Sea drilling operation losses resulted in a $6.1 million first quarter net impact inclusive of reinstatement premiums. The Gulf of Mexico drilling operation losses resulted in a $5.5 million second quarter net impact, also inclusive of reinstatement premiums.

•

Prior period net reserve redundancies of $1.1 million in 2011 compared to $5.7 million of prior period net reserve redundancies in 2010. Generally, while the Insurance Companies segment has experienced favorable prior period redundancies, the ultimate loss ratios for the recent underwriting years have been increasing due to softening market conditions for the business written during those periods.

•

An increase in our reinsurance reinstatement premium accrual of $2.7 million. This accrual was driven by the recognition of the effect of a shift in our Marine reinsurance protections to an excess of loss program from a quota share program. As a result of this shift and the increased frequency of severity losses in recent periods, a greater portion of our IBNR was attributable to marine and energy losses that are or will be ceded to Marine Excess of Loss Reinsurance program and such cession will trigger additional reinstatement premiums.

Insurance Companies’ Gross Written Premiums

Marine Premiums. The gross written premiums for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
Marine liability	$14,332	$13,592	$59,093	$59,338	5.4%	-0.4%
Inland marine	7,391	6,793	25,747	23,310	8.8%	10.5%
Cargo	6,073	6,661	18,458	17,317	-8.8%	6.6%
Transport	4,778	6,045	14,617	12,792	-21.0%	14.3%
Craft/fishing vessel	4,618	4,308	16,979	15,240	7.2%	11.4%
Bluewater hull	4,535	4,679	14,727	14,838	-3.1%	-0.7%
P&I	2,887	3,797	15,250	14,037	-24.0%	8.6%
Other	2,527	3,531	10,941	15,264	-28.4%	-28.3%

Total Marine	$47,141	$49,406	$175,812	$172,136	-4.6%	2.1%

The Insurance Companies’ Marine gross written premiums for the three months ended September 30, 2011 decreased 4.6% compared to 2010 primarily due to reduced underwriting activity resulting from current market conditions. Competition remains significant as excess capacity remains in the sector. Economic activity has been on the upswing, increasing reported exposures, which has had a positive impact on premiums. Pricing adjustments have been insignificant and have not seen any benefit from the recent catastrophes.

The Insurance Companies’ Marine gross written premiums for the nine months ended September 30, 2011 increased 2.1% compared to 2010 as the Marine business experienced slight growth due to increases in average renewal rates of 1.1% for the nine months ended September 30, 2011.

Property Casualty Premiums. The gross written premiums for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
Excess Casualty	$35,178	$23,160	$97,070	$67,506	51.9%	43.8%
Nav Re	22,670	—	71,245	5,841	NM	NM
Construction liability	19,777	21,799	62,053	67,892	-9.3%	-8.6%
Offshore energy	17,635	20,632	43,265	44,256	-14.5%	-2.2%
Primary casualty	11,695	4,333	31,796	13,922	169.9%	128.4%
Other	4,020	11,427	18,565	43,077	-64.8%	-56.9%

Total Property Casualty	$110,975	$81,351	$323,994	$242,494	36.4%	33.6%

NM - Percentage change not meaningful

The Property Casualty gross written premiums for the three months and nine months ended September 30, 2011 increased 36.4 % and 33.6%, respectively, compared to the same periods in 2010. The increases were primarily driven by our recently established Nav Re division which produced $22.7 million and $71.2 million in gross written premiums for the three and nine months ended September 30, 2011, respectively. Additionally we saw growth in our Excess Casualty and Primary Casualty products due to an increase in underwriting activity resulting from an expansion of our underwriting team. The aforementioned increases were offset by activity within our Specialty Run-off division, reported within Other in the table above, which decreased as a result of our transfer of NavPac business to Tower Insurance Company of New York via a quota share.

Professional Liability Premiums. The gross written premiums for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
E&O	$21,441	$14,755	$51,014	$38,584	45.3%	32.2%
D&O (public and private)	11,571	17,284	32,997	54,180	-33.1%	-39.1%
Other	47	547	901	4,428	-91.4%	-79.6%

Total Professional Liability	$33,059	$32,586	$84,912	$97,192	1.5%	-12.6%

The Professional Liability gross written premiums for the three months ended September 30, 2011 was consistent with the same period in 2010.

The Professional Liability gross written premiums for the nine months ended September 30, 2011 decreased 12.6% when compared to the same period in 2010. The decrease was primarily related to a reduction in our D&O business, reflective of a change in underwriting strategy that focuses on a planned shift toward underwriting excess layers. This was partially offset by an increase from the expansion of our E&O business driven by an investment in our underwriting teams’ revised underwriting strategy.

Lloyd’s Operations

The Lloyd’s Operations primarily underwrites marine and related lines of business along with professional liability insurance, and construction coverage for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
Gross written premiums	$64,143	$70,295	$245,597	$245,529	-8.8%	0.0%
Net written premiums	40,065	49,891	162,560	171,472	-19.7%	-5.2%
Net earned premiums	54,301	56,035	166,749	159,939	-3.1%	4.3%
Net losses and loss adjustment expenses	(33,487)	(35,157)	(112,011)	(105,562)	-4.8%	6.1%
Commission expenses	(9,953)	(10,459)	(36,402)	(32,827)	-4.8%	10.9%
Other operating expenses	(9,254)	(8,301)	(28,291)	(24,161)	11.5%	17.1%
Other income (expense)	(942)	1,052	(734)	2,687	NM	NM

Underwriting profit (loss)	$665	$3,170	$(10,689)	$76	-79.0%	NM
Net investment income	2,158	1,982	6,733	6,179	8.9%	9.0%
Net realized gains (losses)	(226)	(354)	(2,409)	378	-36.2%	NM

Income (loss) before income taxes	$2,597	$4,798	$(6,365)	$6,633	-45.9%	NM
Income tax expense (benefit)	780	1,715	(2,247)	2,403	-54.5%	NM

Net income (loss)	$1,817	$3,083	$(4,118)	$4,230	-41.1%	NM

Losses and loss adjustment expenses ratio	61.7%	62.7%	67.2%	66.0%
Commission expense ratio	18.3%	18.7%	21.8%	20.5%
Other operating expense ratio (1)	18.8%	12.9%	17.4%	13.5%

Combined ratio	98.8%	94.3%	106.4%	100.0%

(1) - Includes Other operating expenses & Other income (expense)

NM - Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $1.8 million for the three months ended September 30, 2011 compared to $3.1 million for the same period in 2010.

Our Lloyd’s Operations combined ratio for the three months ended September 30, 2011 was 98.8% compared to 94.3% for the same period in 2010. Our Lloyd’s Operations pre-tax underwriting profit decreased by $2.5 million to $0.7 million for the three months ended September 30, 2011 compared to $3.2 million for the same period in 2010. The decrease in pre-tax underwriting profit was primarily attributable to a reduction in estimated premium income and prior period net reserve redundancies in 2010.

Our Lloyd’s Operations reported a net loss of $4.1 million for the nine months ended September 30, 2011 compared to net income of $4.2 million for the same period in 2010.

Our Lloyd’s Operations combined ratio for the nine months ended September 30, 2011 was 106.4% compared to 100.0% for the same period in 2010. Our Lloyd’s Operations pre-tax underwriting profit decreased by $10.8 million to a $10.7 million pre-tax underwriting loss for the nine months ended September 30, 2011 compared to $0.1 million of underwriting profit for the same period in 2010. The decrease in pre-tax underwriting profit is largely due to:

•	Adverse loss development in our Professional Liability division of $3.7 million related mostly to our E&O business for prior underwriting years.

•	Sliding scale adjustments of $2.9 million related to large loss activity that has reduced our ceding commission benefit on a large quota share treaty.

•

An increase in our reinsurance reinstatement premium accrual of $2.3 million. This accrual was driven by the recognition of the effect of a shift in our Marine reinsurance protections to an excess of loss program from a quota share program. As a result of this shift and the increased frequency of severity losses in recent periods, a greater portion of our IBNR was attributable to marine and energy losses that are or will be ceded to the Marine Excess of Loss Reinsurance program and such cession will trigger additional reinstatement premiums.

•	Current accident year large losses. Specifically, an onshore industrial site generated gross and net losses of $12.0 million and $2.4 million, respectively.

Lloyd’s Operations’ Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £175 million ($273 million) in 2011 compared to £168 million ($264 million) in 2010.

The Lloyd’s Operations’ gross written premiums for the three months ended September 30, 2011 decreased 8.8% compared to the same period in 2010. The decrease in the gross written premiums was attributable to a decline in Marine and Professional Liability premiums which are described in detail below.

The Lloyd’s Operations’ gross written premium for the nine months ended September 30, 2011 was consistent compared to the same period in 2010.

Marine Premiums. The gross written premiums for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
Marine and energy liability	$11,153	$9,774	$51,074	$48,886	14.1%	4.5%
Cargo and specie	8,822	15,384	44,904	50,594	-42.7%	-11.2%
Assumed reinsurance	2,019	1,713	14,133	12,243	17.9%	15.4%
War	3,520	2,393	9,895	7,050	47.1%	40.4%
Hull	1,465	3,524	7,579	14,985	-58.4%	-49.4%

Total Marine	$26,979	$32,788	$127,585	$133,758	-17.7%	-4.6%

The Marine gross written premiums for the three and nine months ended September 30, 2011 decreased 17.7% and 4.6%, respectively, compared to the same period in 2010. The reduction is attributable to a decrease in Cargo and Hull production. Cargo production has decreased as a result of depressed activity, a reduction in commodity prices, and as a result of reductions to estimated premiums written in prior periods.

For the three and nine months ended September 30, 2011, average renewal premium rates increased approximately 1.7% and 2.2% compared to the same period in 2010, with larger increases on our marine and energy liability products.

Property Casualty Premiums. The gross written premiums for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
Offshore energy	$12,864	$12,846	$40,450	$36,701	0.1%	10.2%
Engineering and construction	8,122	6,686	21,868	17,859	21.5%	22.4%
Onshore energy	6,010	3,913	24,657	14,584	53.6%	69.1%
Other	2,686	4,242	4,131	7,624	-36.7%	-45.8%

Total Property Casualty	$29,682	$27,687	$91,106	$76,768	7.2%	18.7%

The Property Casualty gross written premiums for the three and nine months ended September 30, 2011 increased 7.2% and 18.7%, respectively, compared to the same periods in 2010. The increases are primarily due to greater Onshore Energy premiums as a result of a steady production and renewal rate increases resulting from reduced competition that has occurred due to recent loss activity.

The average renewal premium rates for the three and nine months ended September 30, 2011 increased approximately 8.7% and 5.3%, respectively, compared to the same periods in 2010.

Professional Liability Premiums. The gross written premiums for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2011	2010	2011	2010	QTD	YTD
D&O (public and private)	$5,747	$7,137	$20,001	$23,175	-19.5%	-13.7%
E&O	1,735	2,683	6,905	11,828	-35.3%	-41.6%

Total Professional Liability	$7,482	$9,820	$26,906	$35,003	-23.8%	-23.1%

The Professional Liability gross written premiums for the three and nine months ended September 30, 2011 decreased 23.8% and 23.1%, respectively, compared to the same periods in 2010, due to competitive market conditions in both the D&O and E&O businesses.

The average renewal premium rates for the Professional Liability division decreased approximately 2.0% and 1.6% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

CAPITAL RESOURCES

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of September 30, 2011 and December 31, 2010, our capital resources were as follows:

	September 30,	September 30,
In thousands	September 30, 2011	December 31, 2010
Senior debt	$114,240	$114,138
Stockholders’ equity	799,455	829,354

Total capitalization	$913,695	$943,492

Ratio of debt to total capitalization	12.5%	12.1%

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

For the three months ended September 30, 2011, the Company repurchased 749,076 shares of the Parent Company’s common stock at an aggregate purchase price of $32.2 million and a weighted average price per share of $43.03 pursuant to the share repurchase program. For the nine months ended September 30, 2011, the Company repurchased 1,602,196 shares of the Parent Company’s common stock at an aggregate purchase price of $73.7 million and a weighted average price per share of $45.98 pursuant to the share repurchase program. Since inception, the Company has repurchased 3,008,056 shares of the Parent Company’s common stock at an aggregate purchase price of $132.4 million and a weighted average price per share of $44.02. As of September 30, 2011, approximately $17.2 million was available for future repurchases under the program.

Purchases are permitted from time to time at prevailing prices in open market or privately negotiated transactions through December 31, 2011. The timing and amount of purchases under the program depend on a variety of factors, including the trading price of the stock, market conditions and corporate and regulatory considerations.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2010 surplus of Navigators Insurance Company, the approximate remaining maximum amount available for the payment of dividends by Navigators Insurance Company during 2011 without prior regulatory approval was $62.1 million. During the nine months of 2011 Navigators Insurance Company has declared and paid $35.0 million of dividends to the Parent Company, leaving $27.1 million of remaining dividend capacity for 2011.

Condensed Parent Company balance sheets as of September 30, 2011 (unaudited) and December 31, 2010 are shown in the table below:

	September 30,	September 30,
In thousands	September 30, 2011	December 31, 2010
Cash and investments	$19,840	$53,217
Investments in subsidiaries	881,273	877,999
Goodwill and other intangible assets	2,534	2,534
Other assets	14,178	12,028

Total assets	$917,825	$945,778

Senior notes	$114,240	$114,138
Accounts payable and other liabilities	776	946
Accrued interest payable	3,354	1,340

Total liabilities	$118,370	$116,424

Stockholders’ equity	$799,455	$829,354

Total liabilities and stockholders’ equity	$917,825	$945,778

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank, N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund our participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to issue new letters of credit expires on December 31, 2011. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2011, letters of credit with an aggregate face amount of $132.6 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of September 30, 2011.

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

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves as of September 30, 2011 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

Generally, for pro rata or quota share reinsurers, we issue quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled by the end of the subsequent quarter. We have the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $1.0 million) as set forth in the pro rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings have historically on average been paid within 45 calendar days.

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

LIQUIDITY

Consolidated Cash Flows

Net cash provided by operating activities was $86.3 million for the nine months ended September 30, 2011 compared to $114.1 million for the same period in 2010. The decrease in cash flow from operations for the nine month period was primarily due to increased paid losses as well as an increase in premiums receivable due to growth within our recently established Nav Re division. The premiums receivable for our reinsurance business remain open longer because they are collected as the underlying policies attach and are ceded to the treaties.

Net cash provided by investing activities was $12.6 million for the nine months ended September 30, 2011 compared to net cash used in investing activities of $34.5 million for the same period in 2010. This change is primarily due the sale of securities to fund our share repurchase program.

Net cash used in financing activities was $71.8 million for the nine months ended September 30, 2011 compared to $49.1 million for the comparable period in 2010. The use of cash primarily related to the repurchase of the Parent Company’s common stock under our share repurchase program.

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

Investments

As of September 30, 2011, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $22.5 million, consists of investment grade bonds. As of September 30, 2011, our portfolio had a duration of 3.6 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of September 30, 2011 and December 31, 2010, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth our cash and investments as of September 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$301,757	$8,656	$(487)	$293,588	$—
States, municipalities and political subdivisions	386,167	23,394	(195)	362,968	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	377,465	16,932	(20)	360,553	—
Residential mortgage obligations	24,525	30	(2,232)	26,727	(1,260)
Asset-backed securities	49,915	779	(86)	49,222	—
Commerical mortgage-backed securities	215,033	6,673	(909)	209,269	—

Subtotal	$666,938	$24,414	$(3,247)	$645,771	$(1,260)
Corporate bonds	473,111	15,008	(7,998)	466,101	—

Total fixed-maturities	$1,827,973	$71,472	$(11,927)	$1,768,428	$(1,260)
Equity securities - common stocks	147,794	18,597	(4,419)	133,616	—
Cash	58,935	—	—	58,935	—
Short-term investments	159,549	—	—	159,549	—

Total	$2,194,251	$90,069	$(16,346)	$2,120,528	$(1,260)

	As of December 31, 2010
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commerical mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	$639,199	$15,202	$(6,913)	$630,910	$(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed-maturities	$1,882,245	$47,409	$(20,762)	$1,855,598	$(1,646)
Equity securities - common stocks	87,258	22,475	(10)	64,793	—
Cash	31,768	—	—	31,768	—
Short-term investments	153,057	—	—	153,057	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

Invested assets increased in the nine months of 2011 primarily due to increased valuations of the investment portfolio. The annualized pre-tax yields of our investment portfolio, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 3.1% and 3.2% for the three and nine months ended September 30, 2011 compared to 3.4% and 3.5% for the three and nine months ended September 30, 2010, respectively.

The tax exempt securities portion of our investment portfolio decreased $27.6 million to approximately 19.0% of the fixed maturities investment portfolio as of September 30, 2011 compared to September 30, 2010. As a result, the effective tax rate on net investment income was 28.6% for the three and nine months ended September 30, 2011 compared to 28.4% and 26.7% for the comparable 2010 periods.

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of September 30, 2011 are shown in the following table:

	September 30,	September 30,
	As of September 30, 2011
In thousands	Fair Value	Amortized Cost
Due in one year or less	$86,286	$85,378
Due after one year through five years	516,118	506,889
Due after five years through ten years	353,019	335,229
Due after ten years	205,612	195,161
Mortgage- and asset-backed securities	666,938	645,771

Total	$1,827,973	$1,768,428

The following table sets forth our U.S. Treasury bonds, Agency bonds, and Foreign government bonds as of September 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$100,933	$5,251	$(3)	$95,685
Agency bonds	132,380	2,529	(159)	130,010
Foreign government bonds	68,444	876	(325)	67,893

Total	$301,757	$8,656	$(487)	$293,588

	As of December 31, 2010
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$213,544	$3,552	$(3,554)	$213,546
Agency bonds	77,229	1,311	(604)	76,522
Foreign government bonds	33,372	366	(341)	33,347

Total	$324,145	$5,229	$(4,499)	$323,415

The following table sets forth the fifteen largest holdings categorized as states, municipalities and political subdivisions by counterparty as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
		Unrealized
		Gains
In thousands	Fair Value	(Losses)	Book Value	S&P Rating
University of Pittsburgh	$14,609	$1,276	$13,333	AA
New York City Transitional Finance Authority	9,062	855	8,207	AA+
Illinois Finance Authority	8,075	115	7,960	A-
New York State Dormitory Authority	7,603	365	7,238	AA-
Missouri Highway and Transportation Comm	7,181	576	6,605	AA+
Virginia College Building Authority	6,925	648	6,277	AA+
Delaware Transportation Authority	6,918	684	6,234	AA
City of Houston, TX	6,772	140	6,632	A+
State of California	6,361	298	6,063	A-
Energy Northwest	6,197	264	5,933	AA-
Pennsylvania Turnpike Commission	6,196	194	6,002	A+
New York State Thruway Authority	6,123	605	5,518	AA
New York State Environmental Facilities Corp	5,882	477	5,405	AA+
New Mexico Finance Authority	5,560	281	5,279	AA+
Minnesota Public Facilities Authority	5,348	595	4,753	AAA

Subtotal	108,812	7,373	101,439
All Other	277,355	15,826	261,529

Total	$386,167	$23,199	$362,968

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent Standard & Poor’s Rating Services (“S&P”) and Moody’s Investors Service (“Moody’s”) ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2011. The securities that are not rated in the table below are primarily state bonds.

	September 30,	September 30,	September 30,	September 30,
In thousands
	Equivalent			Net
	Moody’s			Unrealized
Equivalent S&P Rating	Rating	Fair Value	Book Value	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$364,259	$341,373	$22,886
BBB	Baa	16,978	16,683	295
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	4,930	4,912	18

		$386,167	$362,968	$23,199

The following table sets forth the municipal bond holdings by sectors as of September 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011		As of December 31, 2010
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	16,026	4%	13,249	3%
Prerefunded	17,815	5%	14,122	4%
Revenue	314,051	81%	313,166	80%
Taxable	38,275	10%	51,713	13%

	386,167	100%	392,250	100%

We own $138.0 million of municipal securities which are credit enhanced by various financial guarantors. As of September 30, 2011, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage obligations by those issued by the Government National Mortgage Association (“GNMA”), FNMA, FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$121,051	$6,773	$—	$114,278
FNMA	184,047	7,971	(20)	176,096
FHLMC	72,367	2,188	—	70,179

Total agency mortgage-backed securities	$377,465	$16,932	$(20)	$360,553

Residential mortgage-backed securities :
Prime	$13,925	$30	$(1,740)	$15,635
Alt-A	2,106	—	(467)	2,573
Subprime	—	—	—	—
Non-US RMBS	8,494	—	(25)	8,519

Total residential mortgage-backed securities	$24,525	$30	$(2,232)	$26,727

The following table sets forth the fifteen largest residential mortgage obligations as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands	Issue Date	Fair Value	Book Value	Gross Unrealized Losses	S&P Rating	Moody’s Rating
Fosse Master Issuer Plc 11-1A A2	2011	$4,499	$4,500	$(1)	AAA	Aaa
Arkle Master Issuer Plc 10-2A 1A1	2010	2,485	2,500	(15)	AAA	Aaa
GSR Mortgage Loan Trust 05-Ar6 1A1	2005	1,068	1,121	(53)	AAA	NR
Arran Residential Mortgages Fu 11-1A A1C	2011	791	792	(1)	NR	Aaa
Wells Fargo Mtg Bkd Secs Tr 05 Ar4 2A2	2005	752	776	(24)	NR	Ba2
Permanent Master Issuer Plc 11-1A 1A1	2011	600	600	0	AAA	Aaa
Citigroup Mtg Ln Tr Inc 04 Hyb3 1A	2004	531	548	(17)	AA-	A3
Bear Stearns Adjustable Rate 06 1 A1	2006	508	593	(85)	NR	B2
JP Morgan Mortgage Trust 06 A4 1A1	2006	504	539	(35)	NR	Caa2
First Horizon Mtg Pass-Th 05 Ar4 2A	2005	490	467	23	CC	NR
Wells Fargo Mtg Bkd Secs Tr 06 Ar6 3A	2006	480	541	(61)	NR	B3
JP Morgan Mortgage Trust 07-A3 1A1	2007	469	519	(50)	CCC	NR
Banc of America Fdg Corp 05 F 4A1	2005	456	546	(90)	CCC	Caa2
GSR Mortgage Loan Trust 06 AR1 2A1	2006	452	565	(113)	CC	NR
Mortgageit Trust 05 1 2A	2005	450	530	(80)	AAA	Ba3

Subtotal		14,535	15,137	(602)
All Other		9,990	11,590	(1,600)

Total		$24,525	$26,727	$(2,202)

Details of the collateral of our asset-backed securities portfolio as of September 30, 2011 are presented below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$—	$5,787	$3,778	$—	$—	$—	$9,565	$9,376	$189
Credit cards	12,814	—	—	—	—	—	12,814	12,566	248
Miscellaneous	8,446	1,695	17,393	—	—	2	$27,536	27,280	256

Total	$21,260	$7,482	$21,171	$—	$—	$2	$49,915	$49,222	$693

The commercial mortgage-backed securities are all rated investment grade by S&P or Moody’s. The following table sets forth the fifteen largest commercial mortgage backed securities as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands	Issue Date	Fair Value	Book Value	Average Underlying LTV %	Delin- quency Rate	Subord- ination Level	S&P Rating	Moody’s Rating
Morgan Stanley Cap I 06 IQ12 A4	2006	$22,453	$22,448	75.18%	9.08%	29.60%	AAA	NR
Wachovia Bk Comm Mtg Tr 06 C23 A4	2006	15,294	15,343	77.33%	6.41%	33.34%	AA-	Aaa
Banc Of America Comm Mtg 06 2 A4	2006	12,055	11,904	76.34%	11.59%	30.79%	AAA	NR
GSMS 2010-C1 A2	2010	8,291	8,256	53.38%	0.00%	18.82%	NR	Aaa
Wachovia Bk Comm Mtg Tr 05 C18 A4	2006	7,619	7,025	39.40%	0.00%	8.12%	AAA	Aa1
Four Times Square Tr 06-4TS A	2006	7,573	7,131	65.71%	0.00%	52.76%	NR	Aa1
Citigroup Comm Mtg Tr 06 C5 A4	2005	7,548	6,898	77.62%	9.63%	35.31%	AAA	Aaa
Credit Suisse Mortgage Capital 06-Oma B2	2006	7,343	6,947	77.23%	10.62%	29.63%	NR	Aaa
LB-UBS Comm Mtg Tr 06 C7 A3	2006	6,654	6,321	74.98%	14.21%	31.16%	AAA	NR
GS Mortgage Securities Corp 10-C1 B	2006	5,731	5,727	66.24%	9.01%	32.90%	AAA	Aaa
LB-UBS Comm Mtg Tr 06 C6 A4	2010	5,684	6,163	53.38%	0.00%	15.26%	NR	Aa2
Bear Stearns Comm Mtg Secs 06 T22 A4	2006	5,442	4,900	58.59%	1.88%	33.51%	NR	Aaa
Morgan Stanley Capital I 06 Hq10 A4	2006	4,836	4,715	73.01%	12.19%	31.26%	NR	Aaa
Banc of America Re-Remic Trust 11-07C1 A	2011	4,775	4,806	99.48%	20.70%	49.52%	NR	Aaa
Citigroup/Deutsche Bk Comm Mtg 05 CD1 A4	2005	4,557	4,220	75.18%	8.34%	32.26%	AAA	Aaa

Subtotal		125,855	122,804
All Other		89,178	86,465

Total		$215,033	$209,269

The following table shows the amount and percentage of our fixed maturities as of September 30, 2011 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	September 30,	September 30,	September 30,
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$287,122	49%
Very strong	AA	983,095	19%
Strong	A	410,140	25%
Adequate	BBB	125,126	6%
Speculative	BB & Below	12,705	1%
Not rated	NR	9,785	0%

Total		$1,827,973	100%

The following is a list of the top fifteen corporate bond holdings for fixed maturities at fair value as of September 30, 2011. All such fixed maturities are rated investment grade by S&P and Moody’s. These holdings represent direct obligations of the issuer or its subsidiaries and exclude any government guaranteed or government sponsored organizations, securitized, credit enhanced or collateralized asset-backed or mortgage-backed securities.

	September 30,	September 30,	September 30,	September 30,
In thousands	Fair Value	Net Unrealized Gains (Losses)	Cost or Amortized Cost	S&P Rating
General Electric	$29,465	$1,550	$27,915	AA
Bank of America Corp.	23,212	(1,816)	25,028	BBB+
Morgan Stanley	18,501	(1,404)	19,905	A
Wells Fargo & Co	17,983	291	17,692	A
Goldman Sach Group Inc.	17,709	(387)	18,096	A
J.P. Morgan Chase & Co.	16,635	101	16,534	A+
Baker Hughes Inc.	11,499	1,200	10,299	A
Woolworths LTD	10,906	271	10,635	A-
HSBC Holdings PLC	10,566	(285)	10,851	AA-
Transcanada Corp.	10,493	1,135	9,358	A-
BNP Paribas	9,513	(358)	9,871	AA+
Target Corp.	8,954	595	8,359	A-
Lloyds Banking Group PLC	8,646	(285)	8,931	A+
Citigroup Inc.	7,865	79	7,786	A-
Credit Suisse Group AG	7,034	(219)	7,253	A+

Subtotal	208,981	468	208,513
All Other	264,130	6,542	257,588

Total	$473,111	$7,010	$466,101

The following table sets forth the fifteen largest equity securities holdings as of September 30, 2011:

	September 30,	September 30,	September 30,
In thousands	Fair Value	Net Unrealized Gains (Losses)	Cost or Amortized Cost
Vanguard High Dividend Yield Index	$26,332	$134	$26,198
Vanguard International Index	13,872	(1,128)	15,000
Vanguard Emerging Market Stock Index	12,833	61	12,772
Vanguard Total Stock Market Index	5,131	1,414	3,717
Vanguard Pacific Stock Index	4,148	799	3,349
Vanguard European Stock Index	3,601	576	3,025
Altria Group Inc.	2,949	891	2,058
Conocophillips	2,850	688	2,162
Johnson & Johnson	2,835	187	2,648
Philip Morris International Inc.	2,807	728	2,079
Kimberly-Clark Corp	2,741	670	2,071
Dominion Resources Inc.	2,722	422	2,300
Unilever NV	2,669	640	2,029
Ameren Corp	2,639	319	2,320
Intel Corp	2,588	116	2,472

Subtotal	90,717	6,517	84,200
All Other	57,077	7,661	49,416

Total	$147,794	$14,178	$133,616

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2011 and December 31, 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011			As of December 31, 2010
In thousands except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	8	$80,840	$230	36	$163,253	$4,499
7-12 months	2	6,916	257	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	10	$87,756	$487	36	$163,253	$4,499
States, municipalities and political subdivisions
0-6 months	7	$6,133	$26	57	$112,291	$3,749
7-12 months	4	8,809	131	1	1,004	20
> 12 months	5	3,196	38	4	1,317	36

Subtotal	16	$18,138	$195	62	$114,612	$3,805
Agency mortgage-backed securities
0-6 months	4	$8,049	$20	36	$139,226	$2,434
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	4	$8,049	$20	36	$139,226	$2,434
Residential mortgage obligations
0-6 months	7	$9,407	$124	3	$3,215	$20
7-12 months	3	1,520	111	—	—	—
> 12 months	47	11,716	1,997	52	15,939	2,373

Subtotal	57	$22,643	$2,232	55	$19,154	$2,393
Asset-backed securities
0-6 months	7	$14,216	$86	7	$28,175	$292
7-12 months	—	—	—	—	—	—
> 12 months	1	2	—	1	2	—

Subtotal	8	$14,218	$86	8	$28,177	$292
Commercial mortgage-backed securities
0-6 months	23	$53,115	$772	16	$78,212	$1,755
7-12 months	6	7,078	120	—	—	—
> 12 months	1	220	17	2	491	39

Subtotal	30	$60,413	$909	18	$78,703	$1,794
Corporate bonds
0- 6 months	81	$168,290	$6,819	98	$214,180	$5,545
7-12 months	15	22,737	1,179	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	96	$191,027	$7,998	98	$214,180	$5,545

Total fixed maturities	221	$402,244	$11,927	313	$757,305	$20,762

Equity securities - common stocks
0-6 months	25	$59,039	$4,419	1	$322	$10
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total equity securities	25	$59,039	$4,419	1	$322	$10

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

As of September 30, 2011, the largest single unrealized loss by issuer in the fixed maturities was $1.8 million.

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of September 30, 2011.

	September 30,	September 30,	September 30,
	As of September 30, 2011
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$122	$122
Longer than three months and less than six months	109	370	479
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	486	—	486

Total	$595	$492	$1,087

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

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses as of September 30, 2011. Not all of the securities are rated by S&P and/or Moody’s.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands
			Gross Unrealized Loss		Fair Value
NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
1	AAA/AA/A	Aaa/Aa/A	$6,480	54%	$330,089	82%
2	BBB	Baa	3,558	30%	59,285	15%
3	BB	Ba	258	2%	1,777	0%
4	B	B	559	5%	3,239	1%
5	CCC or lower	Caa or lower	1,035	9%	6,516	2%
6	NR	NR	37	0%	1,338	0%

			$11,927	100%	$402,244	100%

As of September 30, 2011, the gross unrealized losses in the table directly above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $1.9 million which is rated below investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses as of September 30, 2011 is shown in the following table:

	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$3	0%	$4,509	1%
Due after one year through five years	5,229	44%	204,736	51%
Due after five years through ten years	2,592	22%	57,144	14%
Due after ten years	856	7%	30,532	8%
Mortgage- and asset-backed securities	3,247	27%	105,323	26%

Total	$11,927	100%	$402,244	100%

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.8 years.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
In thousands except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total other than temporary impairment losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	10	1,241	10	674	15	1,791	12	1,387
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	1	360	1	547	2	387

Total	10	$1,241	11	$1,034	16	$2,338	14	$1,774
Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		618		365		941		870
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$618		$365		$941		$870
Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		623		309		850		517
Asset-backed securities		—		—		—		—
Equities		—		360		547		387

Total		$623		$669		$1,397		$904

During the three and nine months ended September 30, 2011, we recognized in earnings OTTI losses of $0.6 million and $1.4 million related to non-agency mortgage-backed securities and one equity security. During the comparable periods in 2010, we recognized in earnings OTTI losses of $0.7 million and $0.9 million, respectively, related to residential mortgage-backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of September 30, 2011, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	September 30,	September 30,	September 30,	September 30,
	As of September 30, 2011
		Negative Currency Movement of
In thousands	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$86.3	$(4.3)	$(8.6)	$(12.9)
Premiums receivable	$23.6	$(1.2)	$(2.4)	$(3.5)
Reinsurance recoverables on paid, unpaid losses and LAE	$63.6	$(3.2)	$(6.4)	$(9.5)
Reserves for losses and loss adjustment expenses	$165.0	$8.3	$16.5	$24.8

Item 4.	Controls and Procedures

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

In October 2010, Equitas represented by Resolute Management Services Limited (“Resolute”) commenced a lawsuit in the Supreme Court of the State of New York (the “Court Proceeding”) and a separate arbitration proceeding (the “Arbitration” and collectively with the Court Proceeding, the “Resolute Proceedings”) against Navigators Management Company (“NMC”) Inc., a wholly-owned subsidiary of the Company. The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment. The relative proportion of total damages sought in the Court Proceeding and Arbitration are approximately 55% and 45%, respectively. The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims.

On October 25, 2011, an order was issued in the Court Proceeding denying NMC’s motion for summary judgment and granting Resolute’s cross-motion for summary judgment (the “October 25th Order”). The October 25th Order found that NMC had breached its obligations under the reinsurance agreements at issue in the Court Proceeding and further found that Resolute was entitled to damages for unpaid interest at the statutory rate of 9%. The Court ordered the parties to meet and confer for purposes of determining the amount of damages to be awarded. As of November 4, 2011, the parties had not reached an agreement as to the amount of damages. Navigators disagrees with the October 25th Order and intends to challenge the Order. The Arbitration is in the discovery phase and involves contracts and/or factual situations that are distinct from those in the Court Proceeding. Navigators intends to continue to vigorously contest the claims in the Arbitration.

While it is too early to predict with any certainty the ultimate outcome of the Resolute Proceedings, the Company believes that the ultimate outcome would not be expected to have a significant adverse effect on its results of operations, financial condition or liquidity, although an adverse resolution of the Resolute Proceedings could have a material adverse effect on the Company’s results of operations in a particular fiscal quarter or year.

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

The following presents our share repurchases under the current program for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
In thousands, except share and per share amounts	Total Number of Shares Purchased	Average Cost Paid Per Share	Number of Shares Purchased Under Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program
January 2011	—	$—	—	$40,900
February 2011	28,835	52.24	28,835	39,397
March 2011	227,259	50.79	227,259	27,848

Subtotal first quarter	256,094	50.96	256,094

April 2011	131,469	51.51	131,469	21,076
May 2011	143,443	46.12	143,443	14,461
June 2011	322,114	46.58	322,114	49,459

Subtotal second quarter	597,026	47.55	597,026

July 2011	82,567	48.00	82,567	45,495
August 2011	291,415	41.27	291,415	33,469
September 2011	375,094	43.31	375,094	17,224

Subtotal third quarter	749,076	43.03	749,076

Total 2011 activity	1,602,196		1,602,196

Item 3.	Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10-1	Retirement Agreement with Francis W. McDonnell	*

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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

forth by specific reference).

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Scheme	*

101.CAL	XBRL Taxonomy Extension Calculation Database	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc. (Registrant)

Date: November 4, 2011	/s/ CIRO M. DEFALCO
Ciro M. DeFalco
Vice President and Treasurer

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

10-1	Retirement Agreement with Francis W. McDonnell	*

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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

forth by specific reference).

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Scheme	*

101.CAL	XBRL Taxonomy Extension Calculation Database	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein