Form 10-K
period 2011-12-31
NAVIGATORS GROUP INC
filed 2012-02-17
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2011 was $536,421,998

The number of common shares outstanding as of February 13, 2012 was 13,964,780.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2012 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors described in Part I, Item 1A, “Risk Factors” of this report. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our Consolidated Financial Statements and accompanying notes which appear elsewhere in this report. They contain forward-looking statements that involve risks and uncertainties. Please refer to the above “Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed above and elsewhere in this report.

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

We are an international insurance company focusing on specialty products within the overall property casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed other specialty insurance lines such as commercial primary and excess liability as well as specialty niches in professional liability, and have expanded our specialty reinsurance business since launching Navigators Re in the fourth quarter of 2010.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

We conduct operations through our Insurance Companies and our Lloyd’s Operations underwriting segments. The Insurance Companies’ segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. The insurance and reinsurance business written by our Insurance Companies is underwritten through our wholly-owned underwriting management companies, Navigators Management Company, Inc. (“NMC”) and Navigators Management (UK) Ltd. (“NMUK”).

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011, 2010 and 2009 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s. For financial information by segment, refer to Note 3, Segment Information, in the Notes to Consolidated Financial Statements, included herein.

While management takes into consideration a wide range of factors in planning our business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how we are managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy. Similarly, the ability to grow our operations at Lloyd’s is subject to capital and operating requirements of Lloyd’s and the U.K. regulatory authorities.

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

Business Lines

Marine

A summary of our business line divisions and primary products within those divisions, by underwriting segment, is as follows:

Insurance Companies

Marine

•	Marine liability
•	Cargo
•	Transport
•	Craft/fishing vessel
•	Bluewater hull
•	Protection & indemnity
•	Energy
•	War
•	Customs bonds
•	Brownwater hull

Inland Marine

•	Commercial output policy
•	Construction
•	Transportation
•	Specialty

Lloyd’s Operations

Marine

•	Marine liability
•	Cargo
•	Specie
•	Energy liability
•	War
•	Marine excess-of-loss reinsurance
•	Bluewater hull

Our Insurance Companies’ Marine business consists of a number of different product lines. The largest is marine liability, which protects businesses from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage as well as customs bonds. We underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. Our U.K. Branch also underwrites primary marine protection and indemnity (“P&I”) business, which complements our marine liability business, which is generally written above the primary layer on an excess basis.

NMC, a wholly-owned underwriting agent, writes Marine business for Navigators Insurance Company from offices located in major insurance or port locations in Chicago, Houston, Miami, New York, San Francisco and Seattle. NMUK, another wholly-owned underwriting agent, writes Marine business in London for the U.K. Branch.

Our Inland Marine division focuses on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, fine arts, computer equipment and motor truck cargo.

Our Lloyd’s Operations Marine business primarily consists of cargo, marine liability, and specie. Other key product lines include bluewater hull, and assumed reinsurance of other marine insurers on an excess-of-loss basis.

Property Casualty

A summary of our business line divisions and primary products within those divisions, by underwriting segment, is as follows. All of the Insurance Companies’ property casualty business line divisions are divisions of NMC:

Insurance Companies

Primary Casualty

•	General liability
•	Environmental liability

Excess Casualty

•	Umbrella & excess liability (wholesale brokerage and retail agency)

Navigators Technical Risk (NavTech)

•	Offshore energy
•	Onshore energy
•	Operational engineering
•	Construction

Property Casualty

•	Life Sciences
•	Exporters package liability

Navigators Re (Nav Re)

•	Accident and health reinsurance
•	Latin America property and casualty reinsurance
•	Agriculture reinsurance
•	Professional liability reinsurance (commencing 2012)

Lloyd’s Operations

NavTech

•	Offshore energy
•	Onshore energy
•	Engineering and construction

Casualty

•	Bloodstock
•	U.S. Casualty written through Lloyd’s

The Primary Casualty division primarily writes general liability insurance focusing on small general and artisan contractors and other targeted commercial risks. We have developed underwriting and claims expertise that we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverages provided to larger contractors who work on condominiums, cooperative developments and other large housing developments. Consistent with our approach of emphasizing underwriting profit over market share, we direct our capacity to small to medium-size general contractors as well as artisan contractors. In addition, we write a limited number of construction wrap-up policies that are general liability policies for owners and developers of residential construction projects. The Primary Casualty division also includes products liability insurance to life sciences firms as well as environmental coverages, including liability insurance for contractors and environmental consultants and site pollution coverage.

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

The Property Casualty division primarily writes life sciences and exporters package liability products. In the first quarter of 2011, we entered into a transaction for the sale of the renewal rights for our middle market commercial package and commercial automobile businesses since we did not believe we could achieve sufficient scale to become profitable in these businesses due to the current soft market conditions.

In the fourth quarter of 2010 we established Navigators Re, a division focused on specialty assumed reinsurance business. The specialty products on which the unit is currently focused are proportional and excess-of-loss treaty reinsurance covering medical health care exposures, property treaty exposures in Central and South America and the Caribbean and agriculture exposures in the U.S. and Canada. We had established our Agriculture reinsurance line in 2009 under the Property and Casualty division, but reclassified the line under the Navigators Re division in the fourth quarter of 2010. In the first quarter of 2012, we also began to offer reinsurance of U.S. professional liability exposures.

Professional Liability

A summary of our business line divisions and products within those divisions, by underwriting segment, is as follows:

Insurance Companies

Navigators Professional Liability (Navigators Pro)

•	Directors & officers liability
•	Employment practices liability
•	Fiduciary liability
•	Crime liability
•	Accountants professional liability
•	Lawyers professional liability
•	Insurance agent errors & omissions
•	Miscellaneous professional liability
•	Technology & media liability
•	Design professionals liability
•	Real estate agent liability

Lloyd’s Operations

Navigators Pro

•	Directors & officers liability
•	Lawyers professional liability
•	Miscellaneous professional liability

Navigators Pro, a division of our wholly-owned underwriting agencies, primarily writes professional and management liability insurance. Our professional liability insurance consists of employment practices liability, lawyers professional liability and miscellaneous professional liability coverages. Our current target market for lawyers professional liability is smaller law firms. Our management liability insurance consists of directors and officers liability insurance, which we offer for both privately held and publicly traded corporations listed on national exchanges. In addition, we provide fiduciary liability and crime insurance to our directors and officers liability insurance clients.

In 2005, we commenced writing professional liability coverages for architects and engineers in our Insurance Companies and international directors and officers liability business in our Lloyd’s Operations.

In September 2008, Syndicate 1221 began to underwrite professional and general liability insurance coverage in China through the Lloyd’s Reinsurance Company (China) Ltd in Shanghai.

In July 2008 and October 2009, we opened underwriting offices in Stockholm, Sweden and Copenhagen, Denmark, respectively, to write professional and management liability business.

Loss Reserves

We maintain reserves for unpaid losses and unpaid loss adjustment expenses (“LAE”) for all lines of business. Loss reserves consists of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported losses (“IBNR”). Case reserves are established when notice of a claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information and in part on the basis of industry experience. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for LAE is dependent upon the receipt of information from insureds, brokers and agents.

Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to us. Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business refers to claims that are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. Our long tail business includes our marine liability, casualty and professional liability insurance products. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary from the original estimate. Refer to the Casualty and Professional Liability section below for additional information.

Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. We also consult closely with experienced claims professionals. Based on this review, we make a best estimate of our ultimate liability. We do not establish a range of reasonable loss estimates around the best estimate we use to establish our reserves and loss adjustment expenses. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s earnings. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

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

As part of our risk management process, we purchase reinsurance to limit our liability on individual risks and to protect against catastrophic loss. We purchase both quota share reinsurance and excess-of-loss reinsurance. Quota share reinsurance is often utilized on the lower layers of risk and excess-of-loss reinsurance is used above the quota share reinsurance to limit our net retention per risk. Net retention represents the risk that we keep for our own account. Once our initial reserve is established and our net retention is exceeded, any adverse development will directly affect the gross loss reserve, but would generally have no impact on our net retained loss unless the aggregate limits available under the impacted excess-of-loss reinsurance treaty are exhausted. Reinstatement premiums triggered under our excess-of-loss reinsurance by such additional loss development could have a potential impact on our net premiums during the period in which such additional loss development is recognized. Generally, our limits of exposure are known with greater certainty when estimating our net loss versus our gross loss. This situation tends to create greater volatility in the deficiencies and redundancies of the gross reserves as compared to the net reserves.

The following table presents an analysis of losses and loss adjustment expenses for each of the last three calendar years:

	Year Ended December 31,
In thousands	2011	2010	2009
Net reserves for losses and LAE at beginning of year	$1,142,542	$1,112,934	$999,871
Provision for losses and LAE for claims occurring in the current year	474,852	434,957	444,939
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	2,145	(13,802)	(8,941)

Incurred losses and LAE	476,997	421,155	435,998
Losses and LAE paid for claims occurring during:
Current year	(73,242)	(76,982)	(59,412)
Prior years	(309,063)	(314,565)	(263,523)

Losses and LAE payments	(382,305)	(391,547)	(322,935)

Net reserves for losses and LAE at end of year	1,237,234	1,142,542	1,112,934
Reinsurance recoverables on unpaid losses and LAE	845,445	843,296	807,352

Gross reserves for losses and LAE at end of year	$2,082,679	$1,985,838	$1,920,286

The following table presents the development of the loss and LAE reserves for 2001 through 2011. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

The table calculates losses and loss adjustment expenses reported and recorded in subsequent years for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2001 and was not reported until 2002, the amount of such loss will appear as a deficiency in both 2001 and 2002. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

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

Our gross loss reserves include estimated losses related to the 2005 Hurricanes Katrina and Rita and the 2008 Hurricanes Ike and Gustav and were in total approximately 2.4% and 3.2% of gross loss reserves as of December 31, 2011 and 2010, respectively. In addition, 3.7% and 3.8% of our gross loss reserves as of December 31, 2011 and 2010, respectively, include estimated losses related to the Deepwater Horizon loss event. When recording these losses, we assess our reinsurance coverage, potential reinsurance recoverable and the recoverability of those balances.

Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom we are currently doing reinsurance business and whose credit we continue to assess in the normal course of business. Refer to “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Expenses—Net Losses and Loss Adjustment Expenses” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Hurricanes Katrina, Rita, Ike and Gustav and our asbestos exposure.

	Year Ended December 31,
In thousands	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net reserves for losses and LAE	$202,759	$264,647	$374,171	$463,788	$578,976	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234
Reserves for losses and LAE re-estimated as of:
One year later	209,797	323,282	370,335	460,007	561,762	649,107	796,557	990,930	1,099,132	$1,144,687
Two years later	266,459	328,683	360,964	457,769	523,541	589,044	776,845	971,048	1,065,382
Three years later	266,097	321,213	377,229	432,988	481,532	555,448	767,600	943,231
Four years later	256,236	334,991	362,227	401,380	461,563	559,368	749,905
Five years later	264,431	325,249	343,182	391,766	469,195	539,327
Six years later	260,264	314,332	333,857	401,071	451,807
Seven years later	257,852	305,051	336,790	387,613
Eight years later	250,021	308,593	323,608
Nine years later	256,615	301,868
Ten years later	248,430

Net cumulative redundancy (deficiency)	(45,671)	(37,221)	50,563	76,175	127,169	156,789	97,398	56,640	47,552	(2,145)
Net cumulative paid as of:
One year later	64,785	84,385	80,034	96,981	133,337	142,938	180,459	263,523	314,565	309,063
Two years later	112,746	133,911	140,644	180,121	219,125	233,211	322,892	460,058	517,125
Three years later	138,086	170,236	195,961	238,673	264,663	300,328	441,267	591,226
Four years later	159,042	208,266	223,847	262,425	302,273	359,592	526,226
Five years later	185,037	226,798	239,355	283,538	337,559	401,102
Six years later	196,098	234,284	251,006	305,214	356,710
Seven years later	198,760	241,083	263,072	318,539
Eight years later	203,370	248,850	266,355
Nine years later	208,150	253,852
Ten years later	210,225

Gross liability-end of year	401,177	489,642	724,612	966,117	1,557,991	1,607,555	1,648,764	1,853,664	1,920,286	1,985,838	2,082,679
Reinsurance recoverable	198,418	224,995	350,441	502,329	979,015	911,439	801,461	853,793	807,352	843,296	845,445

Net liability-end of year	202,759	264,647	374,171	463,788	578,976	696,116	847,303	999,871	1,112,934	1,142,542	1,237,234

Gross re-estimated latest	523,573	630,125	680,572	853,712	1,342,394	1,351,471	1,529,488	1,781,647	1,842,471	1,965,225
Re-estimated recoverable latest	275,143	328,257	356,964	466,099	890,587	812,144	779,583	838,416	777,089	820,538

Net re-estimated latest	248,430	301,868	323,608	387,613	451,807	539,327	749,905	943,231	1,065,382	1,144,687

Gross cumulative redundancy (deficiency)	(122,396)	(140,483)	44,040	112,405	215,597	256,084	119,276	72,018	77,815	20,613

The following tables identify the approximate gross and net cumulative redundancy (deficiency) as of each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:

	Gross Cumulative Redundancy (Deficiency)
	Consolidated		Insurance Companies			Lloyd’s Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2010	20,613	20,741	(9,656)	(128)	(9,528)	30,269
2009	77,815	78,581	(4,073)	(766)	(3,307)	81,888
2008	72,018	73,713	(6,985)	(1,695)	(5,290)	79,003
2007	119,276	121,767	36,655	(2,491)	39,146	82,621
2006	256,084	257,795	118,736	(1,711)	120,447	137,348
2005	215,597	217,554	98,810	(1,957)	100,767	116,787
2004	112,405	96,953	85,885	15,452	70,433	26,520
2003	44,040	29,771	23,902	14,269	9,633	20,138
2002	(140,483)	(76,915)	(141,770)	(63,568)	(78,202)	1,287
2001	(122,396)	(58,471)	(113,446)	(63,925)	(49,521)	(8,950)

(1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

	Net Cumulative Redundancy (Deficiency)
	Consolidated		Insurance Companies			Lloyd’s Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2010	(2,145)	(2,925)	(12,102)	780	(12,882)	9,957
2009	47,552	47,050	654	502	152	46,898
2008	56,640	56,113	14,348	527	13,821	42,292
2007	97,398	97,134	47,202	264	46,938	50,196
2006	156,789	158,304	96,763	(1,515)	98,278	60,026
2005	127,169	128,913	84,556	(1,744)	86,300	42,613
2004	76,175	78,448	50,195	(2,273)	52,468	25,980
2003	50,563	53,241	19,395	(2,678)	22,073	31,168
2002	(37,221)	(2,863)	(51,466)	(34,358)	(17,108)	14,245
2001	(45,671)	(11,165)	(46,844)	(34,506)	(12,338)	1,173

(1) - Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

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

Additional information regarding our loss and loss adjustment expenses incurred and loss reserves can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Net Losses and Loss Adjustment Expenses” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of December 31, 2011, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $174.2 million and $28.8 million, respectively, including the cost of reinsurance reinstatement premiums.

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

Hurricanes Gustav, Ike, Katrina and Rita

Hurricanes Gustav and Ike (the “2008 Hurricanes”) which occurred in the 2008 third quarter and Hurricanes Katrina and Rita (the “2005 Hurricanes”) which occurred in the 2005 third quarter generated substantial losses in our marine and energy lines of business, due principally to offshore energy losses. There were no significant hurricane losses in 2011, 2010, 2009, 2007 or 2006 that impacted our marine and energy lines of business.

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

Refer to “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations and Overview—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Hurricanes Katrina, Rita, Ike and Gustav.

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

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. Our credit risk exposure to our reinsurers has significantly increased over the past couple of years as a result of reinsurance recoverables for significant offshore energy losses incurred during 2011 and 2010.

We have established a reserve for uncollectible reinsurance in the amount of $13.0 million, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings. Actual uncollectible reinsurance could potentially exceed our estimates.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance is placed, our standards of acceptability generally require that a reinsurer must have a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus. Our Reinsurance Security Committee, which is included within our Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.

The credit quality distribution of the Company’s reinsurance recoverables of $1.05 billion as of December 31, 2011 for ceded paid and unpaid losses and LAE and ceded unearned premiums based on insurer financial strength ratings from A.M. Best was as follows:

In thousands	Rating	Fair Value(2)	Percent of Total(3)
A.M. Best Rating description (1):
Superior	A++, A+	$535,060	51%
Excellent	A, A-	505,314	48%
Very good	B++, B+	552	0%
Not rated	NR	12,472	1%

Total		$1,053,398	100%

(1)—	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.
(2)—	Net of reserve for uncollectible reinsurance of approximately $13.0 million. The fair value consists of reinsurance recoverables on paid losses due within 30-45 days and reinsurance on unpaid losses which by nature of our reserving process is our best estimate of the value as of December 31, 2011.
(3)—	The Company holds offsetting collateral of approximately 16.8%, including 50.5% for B++ and B+ companies and 62.5% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded paid and unpaid losses and LAE and ceded unearned premium (constituting 74.7% of our total recoverables) together with the collateral held by us as of December 31, 2011, and the reinsurers’ financial strength rating from the indicated rating agency:

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total(1)	Collateral Held(2)	AMB	S&P
Munich Reinsurance America Inc.	$11,286	$78,562	$89,848	$386	A+	AA-
Everest Reinsurance Company	14,528	75,094	89,622	6,634	A+	A+
Swiss Reinsurance America Corporation	4,730	84,343	89,073	8,041	A+	AA-
Transatlantic Reinsurance Company	15,177	71,530	86,707	6,416	A	A+
National Indemnity Company	15,591	37,251	52,842	5,774	A++	AA+
Partner Reinsurance Europe	7,227	32,682	39,909	20,272	A+	AA-
Berkley Insurance Company	1,755	31,278	33,033	243	A+	A+
Scor Holding (Switzerland) AG	2,234	29,822	32,056	7,754	A	A
Lloyd’s Syndicate #2003	5,581	25,380	30,961	6,481	A	A+
General Reinsurance Corporation	703	27,630	28,333	852	A++	AA+
Allied World Reinsurance	6,773	20,291	27,064	2,293	A	A
Munchener Ruckversicherungs-Gesellschaft	858	25,815	26,673	6,614	A+	AA-
Ace Property and Casualty Insurance Company	1,525	22,339	23,864	—	A+	AA-
Platinum Underwriters Re	800	22,186	22,986	2,829	A	A-
White Mountains Reinsurance of America	117	22,544	22,661	96	A	A-
AXIS Re Europe	6,188	15,853	22,041	5,434	A	A+
Tower Insurance Company	8,191	12,980	21,171	1,798	A-	NR
Scor Global P&C SE	10,871	5,911	16,782	6,002	A	A
Lloyd’s Syndicate #4000	1,999	13,571	15,570	1,814	A	A+
Validus Reinsurance Ltd.	3,004	12,457	15,461	9,981	A-	A-

Top 20 Total	$119,138	$667,519	$786,657	$99,714
All Others	45,024	221,717	266,741	77,717

Total	$164,162	$889,236	$1,053,398	$177,431

(1)—	Net of reserve for uncollectible reinsurance of approximately $13.0 million.
(2)—	Collateral includes letter of credit, ceded balances payable and other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

The largest portion of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Regulation Nos. 20 and 133. Regulation 20 requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit are contained in Regulation 133 and include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer. In November 2010, Regulation 20 was amended to provide the New York Superintendent of Financial Services (the “New York Superintendent”) discretion to allow a reduction in collateral that qualifying reinsurers must post in order for New York domestic ceding insurers such as Navigators Insurance Company and Navigators Specialty Insurance Company to receive full financial statement credit. The “collateral required” percentages range from 0% – 100%, are based upon the New York Superintendent’s evaluation of a number of factors, including the reinsurer’s financial strength ratings, and apply to contracts entered into, renewed or having an anniversary date on or after January 1, 2011. In November 2011, the NAIC adopted similar amendments to its Credit for Reinsurance Model Act that would apply to certain non-U.S. reinsurers. States will have the option to retain a 100% funding requirement if they so choose and it remains to be seen whether and when states will amend their credit for reinsurance laws and regulations in accordance with such model act.

Approximately $50.9 million of the reinsurance recoverables for paid and unpaid losses as of December 31, 2011 was due from reinsurers as a result of the losses from the 2008 and 2005 Hurricanes. In addition, as of December 31, 2011, reinsurance recoverables for paid and unpaid losses of approximately $80.9 million was due from reinsurers in connection with the Deepwater Horizon incident.

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

The Insurance Companies’ investments are subject to the oversight of their respective Boards of Directors and our Finance Committee of the Parent Company’s Board of Directors. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate. The U.K. Branch’s investments must also comply with the regulations set forth by the Financial Services Authority (“FSA”) in the U.K.

The Lloyd’s Operations’ investments are subject to the direction and control of the Board of Directors and the Investment Capital Committee of NUAL, as well as the Parent Company’s Board of Directors and Finance Committee. These investments must comply with the rules and regulations imposed by Lloyd’s and the FSA.

The table set forth below reflects our total investment balances, net investment income earned thereon and the related average yield for the last three calendar years:

	Year Ended December 31,
In thousands	2011	2010	2009
Invested Assets and Cash:
Insurance Companies	$1,767,190	$1,675,725	$1,604,354
Lloyd’s Operations	457,994	425,386	388,556
Parent Company	8,314	53,217	63,677

Consolidated	$2,233,498	$2,154,328	$2,056,587

Net Investment Income:
Insurance Companies	$54,164	$62,792	$65,717
Lloyd’s Operations	8,955	8,286	9,229
Parent Company	381	584	566

Consolidated	$63,500	$71,662	$75,512

Average Yield (amortized cost basis):
Insurance Companies	3.2%	3.8%	4.1%
Lloyd’s Operations	2.2%	2.2%	2.7%
Parent Company	1.4%	1.2%	1.0%
Consolidated	3.0%	3.5%	3.8%

As of December 31, 2011, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated investment grade by S&P and by Moody’s except for 45 securities approximating $11.7 million. There was no collateralized debt obligations (“CDO’s”), collateralized loan obligations (“CLO’s”), asset-backed commercial paper or credit default swaps in our investment portfolio. As of December 31, 2011 and 2010, all fixed-maturity and equity securities held by us were classified as available-for-sale.

Refer to “Management’s Discussion of Financial Condition and Results of Operations—Investments” and Note 4, Investments, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding investments.

Regulation

United States

We are subject to regulation under the insurance statutes, including holding company statutes, of various states and applicable regulatory authorities in the United States. These regulations vary but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of certain transactions within the holding company structure. The regulatory agencies have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

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

The State of New York Department of Financial Services (the “New York Department”) is our principal regulatory agency. New York insurance law provides that no corporation or other person may acquire control of us, and thus indirect control of our insurance company subsidiaries, unless it has given notice to our insurance company subsidiaries and obtained prior written approval from the New York Superintendent for such acquisition. Any purchaser of 10% or more of the outstanding shares of our common stock would be presumed to have acquired control of us, unless such presumption is rebutted.

Under New York insurance law, Navigators Insurance Company and Navigators Specialty Insurance Company may only pay dividends out of their statutory earned surplus. Generally, the maximum amount of dividends Navigators Insurance Company and Navigators Specialty Insurance Company may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus. For a discussion of our current dividend capacity, refer to “Management’s Discussion of Financial Condition and Results of Operations—Capital Resources” in Item 7 of this report.

As part of its general regulatory oversight process, the New York Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. In 2011, the New York Department conducted an examination of Navigators Insurance Company and Navigators Specialty Insurance Company for the years 2005 through 2009.

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

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2011, the results for Navigators Insurance Company were within the usual values for all IRIS ratios except for one, and the results for Navigators Specialty Insurance Company were within the usual values for all IRIS ratios. The one ratio outside the usual values for Navigators Insurance Company was the investment yield at 3.0%, which was lower than otherwise expected due to a $4.7 million accrual of estimated interest expense reflecting the summary judgment order entered against the Company in its dispute with Resolute in which the Court awarded $4.7 million in interest to Resolute on previously paid balances that were allegedly overdue under certain reinsurance agreements. The Company is appealing the Court’s ruling. For information on the Equitas legal proceedings refer to Note 12, Commitments and contingencies, in the Notes to Consolidated Financial Statements included herein.

State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2011 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC’s risk-based capital reporting requirements.

Both the NAIC and the New York Department have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The New York Department recently issued a circular letter announcing its expectations for the establishment and maintenance of an enterprise risk management (ERM) function by New York domestic insurers, while the NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulations, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report. The NAIC is also continuing to work towards establishing a legal requirement for insurers to conduct an Own Risk and Solvency Assessment (ORSA) in accordance with its recently adopted ORSA Guidance Manual.

In addition to regulations applicable to insurance agents generally, NMC is subject to managing general agents’ acts in its state of domicile and in certain other jurisdictions where it does business.

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

Our Lloyd’s Operations are subject to regulation in the United States in addition to being regulated in the United Kingdom, as discussed below. The Lloyd’s market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible excess and surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its United States business and is therefore subject to regulation by the New York Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and excess and surplus lines insurance business.

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

United Kingdom

Our United Kingdom subsidiaries and our Lloyd’s Operations are subject to regulation by the FSA, as established by the Financial Services and Markets Act 2000. Our Lloyd’s Operations are also subject to supervision by the Council of Lloyd’s. The FSA has been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is authorized by the FSA and is required to implement certain rules prescribed by the FSA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The FSA directly monitors Lloyd’s managing agents’ compliance with the systems and controls prescribed by Lloyd’s. If it appears to the FSA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the FSA may intervene at its discretion.

The United Kingdom coalition government has introduced detailed proposals for a restructuring of the regulatory regime for financial services in the United Kingdom, including amendments to the Financial Services and Markets Act 2000. These amendments are intended to become effective at the end of 2012, to coincide with the planned implementation of Solvency II. Seen as a response to the financial crisis, the proposals involve the abolition of the FSA and the establishment in its place of a new system based on the following components: a new macro prudential regulator, the Financial Policy Committee, to be established within the Bank of England, responsible for setting macro financial services policy and monitoring systemic risks; a new prudential regulator, the Prudential Regulation Authority (“PRA”), to be established as a subsidiary of the Bank of England with the intention that it can draw on the financial sector expertise of the Bank but remain operationally independent; a new conduct of business regulator, called the Financial Conduct Authority (“FCA”) to focus on ensuring confidence on the wholesale and retail financial markets with particular focus on protection of consumers; and the creation of a new single agency responsible for tackling serious economic crime. The division of responsibilities between these new organizations has yet to be finalized; however, it is expected that insurers and reinsurers will be regulated both by the PRA (for prudential issues) and the FCA (for conduct of business issues). Consistent with this, it is expected that The Society of Lloyd’s and Lloyd’s managing agents will be regulated both by the PRA and the FCA.

We participate in the Lloyd’s market through our ownership of NUAL, Millennium Underwriting Ltd. and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011, 2010 and 2009 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. By entering into a membership agreement with Lloyd’s, Navigators Corporate Underwriters Ltd. undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as Navigators Corporate Underwriters Ltd. and their respective directors, is subject to the Lloyd’s supervisory regime.

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

A European Union (“E.U.”) directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. Although Solvency II was originally stated to have become effective by October 31, 2012, a European Commission official has stated publicly that there seems to be an agreement that member states must now implement all the rules to introduce Solvency II by December 31, 2012, but firms will not be required to comply with it in full until January 1, 2014. During the year 2013, firms must demonstrate to the supervisors that they will be ready to operate under Solvency II from January 1, 2014. In addition, Omnibus II is expected (among other things) to introduce a series of transitional provisions in specific areas that may extend beyond January 1, 2014. The detail of the Solvency II project will be set out in so-called “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. No official drafts for any of these measures have been released. Consequently the Company’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. During the next few years, we expect to undertake a significant amount of work to ensure that we meet the new requirements, which may divert finite resources from other business related tasks. Although the details of how Solvency II will apply to Navigators Insurance Company, NUAL and Syndicate 1221 are not yet fully known, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is also a risk that Solvency II may increase our capital requirements for our U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. A significant unanswered question about how Solvency II will be implemented is whether the new regulations will apply only to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Such requirements could have a significant adverse effect on our ability to operate profitably and could impose other significant restrictions on our ability to carry on our insurance business in the E.U. (including the United Kingdom) as it is now conducted.

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

Employees

As of December 31, 2011, we had 522 full-time employees of which 423 were located in the United States, 91 in the United Kingdom, 1 in Belgium, 1 in Brazil, 4 in Sweden and 2 in Denmark.

Available Information

This report and all other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. We are an electronic filer, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. Our website address is http://www.navg.com. Through our website at http://www.navg.com/Pages/sec-filings.aspx, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The annual report to stockholders, press releases and recordings of our earnings release conference calls are also provided on our website.

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

The financial market experienced significant volatility worldwide from the third quarter of 2008 through 2011. Although the U.S., European and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged.

Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our stock price or investment portfolio. Depending on market conditions, we could incur future additional realized and unrealized losses, which could have a material adverse effect on our results of operations and financial condition. These economic conditions have had an adverse impact on the availability and cost of credit resources generally, which could negatively affect our ability to obtain letters of credit utilized by our Lloyd’s Operations to support business written through Lloyd’s.

In addition, the continuing financial market volatility and economic downturn could have a material adverse effect on our insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions U.S., European and other foreign governments have taken or may take in response to the financial market crisis have impacted certain property and casualty insurance carriers. The U.S., European and other foreign governments are actively taking steps to implement additional measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the property and casualty insurance industry and its competitive landscape.

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

The property and casualty insurance business generally, and the marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have permitted attractive premium levels. We have reduced business during periods of severe competition and price declines and grown when pricing allowed an acceptable return. We expect that our business will continue to experience the effects of this cyclicality which, over the course of time, could result in material fluctuations in our premium volume, revenues or expenses.

We may not be successful in developing our new specialty lines which could cause us to experience losses.

Since 2001, we have entered into a number of new specialty lines of business, primarily professional liability, excess casualty, primary casualty, inland marine, property catastrophe, and accident and health reinsurance. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these lines, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.

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

We maintain loss reserves to cover our estimated ultimate unpaid liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques and judgment at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on our assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes, may affect the reserve estimation process. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to us. We continually refine reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, we will incur additional charges to earnings which could have a material adverse effect on future results of operations, financial position or cash flows.

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

In addition to loss reserves discussed above, the Consolidated Financial Statements contain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis we evaluate our estimates based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Any significant change in these estimates could adversely affect our results of operations and/or our financial condition.

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

Our investment portfolio is subject to certain risks that could adversely affect our results of operations, financial condition or cash flows.

Although our investment policy guidelines emphasize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance subsidiaries, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities. Due to these risks we may not be able to realize our investment objectives. In addition, we may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse effect on our results of operations. Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.

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

Our fixed income portfolio is invested in high quality, investment-grade securities. However, we are generally permitted to invest up to 5% of our stockholders’ equity in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income, capital and cash flows.

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

Despite our mitigation efforts, an increase in interest rates could have a material adverse effect on our results of operations, financial position and cash flows.

Capital may not be available to us in the future or may only be available on unfavorable terms.

The capital needs of our business are dependent on several factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. If our current capital becomes insufficient for our future plans, we may need to raise additional capital through the issuance of stock or debt. Otherwise, in the case of insufficient capital, we may need to limit our growth. The terms of an equity or debt offering could be unfavorable, for example, causing dilution to our current shareholders or such securities may have rights, preferences and privileges that are senior to our existing securities. If we were in a situation of having inadequate capital and if we were not able to obtain additional capital, our business, results of operations and financial condition could be adversely affected to a material extent.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses.

Ratings are a critical factor in establishing the competitive position of insurance companies. The Insurance Companies are rated by A.M. Best and S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best and S&P. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected in a material manner. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. There can be no assurance that our current ratings will continue for any given period of time. For a further discussion of our ratings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings” included herein.

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

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies through the operation of guaranty funds. The effect of these arrangements could reduce our profitability in any given period or limit our ability to grow our business.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective on July 21, 2010, established a Federal Insurance Office to, among other responsibilities, identify issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. Refer to “Business—Regulation – United States” included herein for a discussion of the TRIA, TRIEA and TRIPRA legislation.

Extensive changes to the regulatory regime for financial services in the United Kingdom have been proposed. Refer to “Business – Regulation – United Kingdom” included herein for a discussion of such proposals.

The E.U. Directive on Solvency II may affect how we manage our business, subject us to higher capital requirements and cause us to incur additional costs to conduct our business in the E.U. (including the United Kingdom) and possibly elsewhere.

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. Although Solvency II was originally stated to have become effective by October 31, 2012, a Europe Commission official has stated publicly that there seems to be an agreement that member states must now implement all the rules to introduce Solvency II by December 31, 2012, but firms will not be required to comply with it in full until January 1, 2014. During the year 2013, firms must demonstrate to the supervisors that they will be ready to operate under Solvency II from January 1, 2014. In addition, Omnibus II is expected (among other things) to introduce a series of transitional provisions in specific areas that may extend beyond January 1, 2014. The detail of the Solvency II project will be set out in so-called “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. No official drafts for any of these measures have been released. Consequently the Company’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. During the next few years, we expect to undertake a significant amount of work to ensure that we meet the new requirements, which may divert finite resources from other business related tasks. Although the details of how Solvency II will apply to Navigators Insurance Company, NUAL and Syndicate 1221 are not yet fully known, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is also a risk that Solvency II may increase our capital requirements for our U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. A significant unanswered question about how Solvency II will be implemented is whether the new regulations will apply only to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United

Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Such requirements could have a significant adverse effect on our ability to operate profitably and could impose other significant restrictions on our ability to carry on our insurance business in the E.U. (including the United Kingdom) as it is now conducted.

The inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations.

The Parent Company is a holding company and relies primarily on dividends from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and corporate expenses. The ability of our insurance subsidiaries to pay dividends to the Parent Company in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. For a discussion of our insurance subsidiaries’ current dividend-paying ability, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources”, included herein. The Parent Company, as an insurance holding company, and our underwriting subsidiaries are subject to regulation by some states. Such regulation generally provides that transactions between companies within our consolidated group must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within our consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities. Our underwriting subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds. These regulations may affect our subsidiaries’ ability to provide us with dividends.

Catastrophe losses could materially reduce our profitability.

We are exposed to claims arising out of catastrophes, particularly in our marine insurance line of business and our NavTech and Nav Re businesses. We have experienced, and will experience in the future, catastrophe losses which may materially reduce our profitability or harm our financial condition. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as the World Trade Center attack, or caused by fortuitous events such as the Deepwater Horizon oil rig disaster. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.

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

There is a risk that we may be directly or indirectly exposed to recent uncertainties with regard to European sovereign debt holdings.

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. Consequently, we may be indirectly exposed to recent uncertainties with regard to European sovereign debt holdings through certain of our reinsurers. A table of our 20 largest reinsurers by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium is presented in “Business” along with their rating from two rating agencies. The 20 largest reinsurers from the United States and Europe represent 74.7% of our Reinsurance Recoverables at December 31, 2011.

In addition, we invest primarily in non-sovereign fixed maturities in the European Union, principally related to our Lloyd’s business. As of December 31, 2011, the fair value of such securities was $64.9 million, with an amortized cost of $65.6 million representing 3.3% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $28.8 million followed by Netherlands with a total of $26.6 million. We have no exposure to Greece, Portugal, Italy or Spain.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive and administrative office is located at 6 International Drive in Rye Brook, NY. Our lease for this space expires in February 2014. Our underwriting operations are in various locations with non-cancelable operating leases including Charlotte, NC, Chicago, IL, Coral Gables, FL, Danbury, CT, Ellicott City, MD, Exton, PA, Houston, TX, Irvine, CA, Los Angeles, CA, New York City, NY, Parsippany, NJ, Philadelphia, PA, Pittsburgh, PA, San Francisco, CA, Schaumburg, IL, Seattle, WA, London, England, Manchester, England, Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark.

Item 3. Legal Proceedings

In the ordinary course of conducting business, our subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of the these proceedings consist of claims litigation involving our subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment reserves. Our management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our consolidated financial condition, results of operations, or cash flows.

Our subsidiaries are also from time to time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, we believe we have valid defenses to these cases. Our management expects that the ultimate liability, if any, with respect to such extra-contractual matters will not be material to our consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on our consolidated results of operations or cash flows in a particular fiscal quarter or year.

In October 2010, Equitas represented by Resolute Management Services Limited (“Resolute”), commenced a lawsuit in the Supreme Court of the State of New York (the “Court Proceeding”) and separate arbitration proceedings (the “Arbitration” and collectively with the Court Proceeding, the “Resolute Proceedings”) against Navigators Management Company, Inc. (“NMC”) a wholly-owned subsidiary of the Company. The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment. The relative proportion of total damages sought in the Court Proceeding and Arbitration are approximately 55% and 45%, respectively. The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims.

On October 25, 2011, an order was issued in the Court Proceeding denying NMC’s motion for summary judgment and granting Resolute’s cross-motion for partial summary judgment (the “Partial Summary Judgment Order”). The Partial Summary Judgment Order found that NMC had breached its obligations under the reinsurance agreements at issue in the Court Proceeding and further found that Resolute was entitled to damages for unpaid interest at the statutory rate of 9%. On December 2, 2011, a Stipulation and Order was entered with the Court in favor of Resolute in the amount of $4.7 million with respect to the Partial Summary Judgment Order. Navigators disagrees with and is appealing the Partial Summary Judgment Order. As a result of the entry of the Partial Summary Judgment Order on December 2, 2011, however, Navigators established an interest expense accrual of $4.7 million pending the resolution of the appeal.

The Arbitration is in the dispositive motion phase and involves contracts and/or factual situations that are distinct from those in the Court Proceeding. Navigators intends to continue to vigorously contest the claims in the Arbitration.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

The high, low and closing trade prices for the four quarters of 2011 and 2010 were as follows:

	2011			2010
	High	Low	Close	High	Low	Close
First Quarter	$54.59	$48.13	$51.50	$47.99	$36.93	$39.33
Second Quarter	$52.90	$44.73	$47.00	$43.85	$36.86	$41.13
Third Quarter	$50.03	$38.36	$43.21	$45.00	$40.92	$44.63
Fourth Quarter	$49.20	$40.71	$47.68	$52.35	$42.82	$50.35

Information provided to us by our transfer agent and proxy solicitor indicates that there are approximately 170 holders of record and 3,044 beneficial holders of our common stock.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, which were prepared with the aid of S&P, reflects the cumulative return on the Company’s common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2006 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2006 are measured as a change from this Base Period.

The comparison of five year cumulative returns among the Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns Year Ended December 31 ,
Company / Index	Base Period 2006	2007	2008	2009	2010	2011
The Navigators Group, Inc.	100.00	134.91	113.97	97.77	104.50	96.84
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P 500 Property & Casualty Insurance	100.00	86.04	60.73	68.15	74.44	74.24

The following Annual Return Percentage table reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage Year Ended December 31,
Company / Index	2007	2008	2009	2010	2011
The Navigators Group, Inc.	34.91	-15.52	-14.21	6.88	-7.33
S&P 500 Index	5.49	-37.00	26.46	15.06	2.11
S&P 500 Property & Casualty Insurance	-13.96	-29.41	12.21	9.23	-0.26

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

None

Use of Proceeds from Public Offering of Debt Securities

None

Purchases of Equity Securities by the Issuer

In May 2011, the Parent Company’s Board of Directors authorized an additional $50 million under the existing share repurchase program of the Company’s common stock, which increased the size of the program to $150 million. This repurchase program was initially authorized in November 2009. The share repurchase program authorized by the Parent Company’s Board of Directors expired December 31, 2011.

The following table summarizes the Parent Company’s purchases of its common stock in each month during the fourth quarter of 2011.

	Total Number of Shares Purchased	Average Cost Paid Per Share
October 2011	31,680	$42.89
November 2011	93,229	$43.06
December 2011	252,002	$46.89

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

	Year Ended December 31,
In thousands, except share and per share amounts	2011	2010	2009	2008	2007
Operating Information:
Gross written premiums	$1,108,216	$987,201	$1,044,918	$1,084,922	$1,070,707
Net written premiums	753,798	653,938	701,255	661,615	645,796
Net earned premiums	691,645	659,931	683,363	643,976	601,977
Net investment income	63,500	71,662	75,512	76,554	70,662
Net other-than-temporary impairment losses	(1,985)	(1,080)	(11,876)	(37,045)	(655)
Net realized gains (losses)	11,996	41,319	9,216	(1,254)	2,661
Total revenues	766,385	776,975	762,880	683,666	676,659
Income (loss) before income taxes	32,734	98,829	86,848	68,731	139,182
Net income (loss)	25,597	69,578	63,158	51,692	95,620
Net income per share:
Basic	$1.71	$4.33	$3.73	$3.08	$5.69
Diluted	$1.69	$4.24	$3.65	$3.04	$5.62

Average common shares outstanding:
Basic	14,980,429	16,064,770	16,935,488	16,801,713	16,812,451
Diluted	15,183,285	16,415,266	17,322,020	16,991,711	17,004,849

Combined loss & expense ratio (1):
Loss ratio	69.0%	63.8%	63.8%	61.0%	56.6%
Expense ratio	35.7%	36.9%	33.4%	32.8%	30.9%

Total	104.7%	100.7%	97.2%	93.8%	87.5%

Balance sheet information:
Total investments and cash	$2,233,498	$2,154,328	$2,056,587	$1,917,715	$1,767,301
Total assets	3,670,007	3,531,459	3,453,994	3,349,580	3,143,771
Gross losses and LAE reserves	2,082,679	1,985,838	1,920,286	1,853,664	1,648,764
Net losses and LAE reserves	1,237,234	1,142,542	1,112,934	999,871	847,303
Senior notes	114,276	114,138	114,010	123,794	123,673
Stockholders' equity	803,435	829,354	801,519	689,317	662,106
Common shares outstanding	13,956,235	15,743,511	16,846,484	16,856,073	16,873,094
Book value per share (2)	$57.57	$52.68	$47.58	$40.89	$39.24
Statutory surplus of Navigators
Insurance Company	$662,162	$686,919	$645,820	$581,166	$578,668

(1) — Calculated based on earned premiums.

(2) — Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please refer to “Note on Forward-Looking Statements” and “Risk Factors” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K.

Overview

We are an international insurance company focusing on specialty products within the overall property and casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance and in specialty liability insurance primarily consisting of contractors’ liability and commercial primary and excess casualty coverages.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011, 2010 and 2009 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.

While management takes into consideration a wide range of factors in planning our business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how we are managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy. Similarly, the ability to grow our operations at Lloyd’s is subject to capital and operating requirements of Lloyd’s and the U.K. regulatory authorities.

Management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical underwriting expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include bluewater hull which provides coverage for physical damage to, for example, highly valued cruise ships, and Directors and Officers (“D&O”) insurance which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

For additional information regarding our business, refer to “Business—Overview”, included herein.

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

For the Insurance Companies, Navigators Insurance Company and Navigators Specialty Insurance Company utilize the financial strength ratings from A.M. Best Company (“A.M. Best”) and Standard and Poor’s Rating Services (“S&P”) for underwriting purposes. Navigators Insurance Company and Navigators Specialty Insurance Company are both rated “A” (Excellent – stable outlook) by A.M. Best and “A” (Strong—negative outlook) by S&P. Syndicate 1221 utilizes the ratings from A.M. Best and S&P for underwriting purposes which apply to all Lloyd’s syndicates. Lloyd’s is rated “A” (Excellent – stable outlook) by A.M. Best and A+ (Strong – stable outlook) by S&P.

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

We utilize the senior debt ratings from S&P. Our senior debt is rated BBB (Adequate – negative outlook) by S&P.

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

Our actuaries calculate indicated IBNR loss reserves for each line of business by underwriting year for major products principally using two standard actuarial methodologies which are projection or extrapolation techniques: the loss ratio method and the Bornheutter-Ferguson method. In general the loss ratio method is used to calculate the IBNR for more recent underwriting years while the Bornheutter-Ferguson method is used to calculate the IBNR for more mature underwriting years. When appropriate such methodologies are supplemented by the loss development method and the frequency/severity method, which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments. Each of these methodologies, which are described below, are generally applicable to both long tail and short tail lines of business depending on a variety of circumstances. In utilizing these methodologies to develop our IBNR loss reserves, a key objective of management in making their final selections is to deliberate with our actuaries to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them. This process requires the substantial use of informed judgment and is inherently uncertain as it can be influenced by numerous factors including:

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

Property Casualty: The reserves for property and casualty are established separately by product with the major product being contractors’ liability insurance. Other products include offshore energy, commercial middle markets, primary casualty, excess casualty and specialty reinsurance. Our actuaries generally utilize two key assumptions in this line of business: first, that our historical loss development patterns are reasonable predictors of future loss patterns and second, that our claims personnel’s assessment of our claims exposures and our underwriters’ assessment of our expected losses are reliable indicators of our loss exposure. However, this line of business includes a number of newer products where there is insufficient Company historical experience to project loss reserves and/or loss development is sparse or erratic, which makes extrapolation techniques for those products extremely difficult to apply, and in those circumstances we typically rely more on industry data and our underwriters’ input in setting assumptions for our IBNR loss reserves as opposed to historical loss development patterns. In addition, as discussed in more detail below with respect to construction defect reserves, our actuaries may take other market trends or events into account in setting IBNR loss reserves.

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

We have extensive history in the contractors’ liability business upon which to perform actuarial analyses and we use the key assumption noted above relating to our own historical experience as a reliable indicator of the future for this product. However, there is inherent uncertainty in the loss reserve estimation process for this line of business given both the long-tail nature of the liability claims and the continuing underwriting and coverage changes, claims handling and reserve changes, and legislative changes that have occurred over a several year period. Such factors are judgmentally taken into account in this line of business in specific periods. The underwriting and coverage changes include the migration to a non-admitted business from admitted business in 2003, which allowed us to exclude certain exposures previously permitted (for example, exposure to construction work performed prior to the policy inception), withdrawals from certain contractor classes previously underwritten and expansion into new states beginning in 2005. Claims changes include bringing the claim handling in-house in 1999 and changes in case reserving practices in 2003, 2006 and 2011.

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

Primary casualty insurance provides primary general liability coverage principally to corporations in the construction and manufacturing sector. Excess casualty insurance is purchased by corporations which seek higher limits of liability than are provided in their primary casualty policies. Our specialty reinsurance provides proportional and excess-of-loss treaty reinsurance covering medical health care exposures, property treaty exposures in Central and South America and the Caribbean and agriculture exposures in the U.S. and Canada. Neither of the product lines has a significant amount of loss activity reported to date. Because we have limited historical experience in these products, the IBNR loss reserves for these products are primarily established using the loss ratio method primarily based on our underwriters’ input and industry loss experience.

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

The marine liability, offshore energy and cargo products and related loss exposures are similar in nature to that described for marine business above. Specie insurance provides property coverage for chattel, such as jewelry, fine art and cash in transit. Claims tend to be from theft or damage, quick to report and, in most cases, quick to settle. Marine reinsurance is a diversified global book of reinsurance, the majority of which consists of excess-of-loss reinsurance policies for which claims activity tends to be large and infrequent with loss development somewhat longer than for such products written on a direct basis. Marine reinsurance reinsures liability, cargo, hull and offshore energy exposures that are similar in nature to the marine business described above.

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

Sensitivity Analysis

We do not calculate a range of reasonable loss reserve estimates. We believe that ranges may not be a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date.

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

Set forth below is a sensitivity analysis that estimates the effect on our net loss reserve position of using alternative expected loss ratios for the underwriting years 2003 to 2011 and alternative loss development factors for underwriting years beginning in the late 1990’s to 2011 rather than those loss ratios and factors actually used in determining our best estimates as of December 31, 2011. The analysis addresses each major line of business and underwriting year for which a material deviation to our overall reserve position is believed reasonably possible, and uses what we believe is a reasonably likely range of potential deviation for each line of business. There can be no assurance, however, that actual reserve development will be materially consistent with either the original or the adjusted expected loss ratios or loss development factor assumptions, or with other assumptions made in the reserving process.

For the selected alternative expected loss ratios, our actuaries observed the range of ultimate loss ratios recorded for the underwriting years 2003 to 2011 for each major line of business as of December 31, 2011.

The reasonably likely ranges of potential deviation in the loss ratios for each line of business for the 2003 to 2011 underwriting years expressed in loss ratio points are as follows:

Reasonably likely loss ratio point variances
	Decrease	Increase
Insurance Companies:
Marine	5%	7%
Property Casualty	6%	8%
Professional Liability	13%	16%
Lloyd’s Operations	6%	8%

For the loss development factor variance, our actuaries employed a standard technique which is based on the historical development factors observed for each line of business from the paid and incurred loss development triangles with the latest evaluation as of December 31, 2011. The historical factors are used to generate alternative outcomes which could arise in the ultimate development due to the random variability inherent in future development. The alternative outcomes are generated by a stochastic simulation. The ranges may contract or expand if future development deviates from historical experience. The reasonably likely ranges of potential deviations in the aggregate or overall loss development factors applicable to the total of all underwriting years for each line of business are as follows:

Reasonably likely ultimate loss development factor ratios
	Decrease	Increase
Insurance Companies:
Marine	9%	11%
Property Casualty	7%	11%
Professional Liability	27%	36%
Lloyd’s Operations	10%	14%

Such sensitivity analysis was performed in the aggregate for all products within each line of business. The use of aggregate data was considered more stable and reliable compared to a product-by-product analysis. We cannot assure, however, that such use of aggregate data will provide a more accurate range of the actual variations in loss development. The loss ratio sensitivity analysis uses loss ratios for the 2003 to 2011 underwriting years, which are believed to be more representative compared to years prior to 2003 given our evolving mix of business, product changes and other factors. There can be no assurances, however, that the use of such recent history is more predictive of actual development as compared to employing longer periods of history. In addition, while the net loss reserves include the net loss reserves for asbestos exposures, such amounts were excluded from the sensitivity analysis given the nature of how such reserves are established by the Company. While we believe such net reserves are adequate, we cannot assure that material loss development may not arise in the future from asbestos losses given the complex nature of such exposures.

The total Company range amounts below were determined by combining the simulated results for each line of business into one analysis which estimates a company-wide range reflecting the fact that the individual lines of business are not perfectly correlated. This calculation reflects the reduced volatility benefit from a diversified portfolio of loss exposures. Such amounts may not be representative of the actual aggregate favorable or unfavorable loss development amounts that may occur over time.

		Reasonably Likely Range of Deviation
	Total Net	Redundancy		Deficiency
In thousands, except per share amounts	Loss Reserve	Amount	%	Amount	%
Insurance Companies:
Marine	$249,787	$22,481	9%	$27,477	11%
Property Casualty	481,999	33,740	7%	53,020	11%
Professional Liability	140,443	37,920	27%	50,559	36%

Total Insurance Companies	872,229	94,141		131,056
Total Lloyd’s Operations	365,005	36,501	10%	51,101	14%

Subtotal	1,237,234	130,642		182,157
Portfolio effect	—	(56,408)		(83,178)

Total Company	$1,237,234	$74,234	6%	$98,979	8%

Increase (decrease) to net income
Amount		$48,252		$(64,336)
Per Share (1)		$3.18		$(4.24)

(1)—Calculated using average diluted shares of 15,183,285 for the year ended December 31, 2011.

Reinsurance Recoverable

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

Written and Unearned Premium

Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We must estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Reinsurance reinstatement premium is earned in the period in which the event occurred which created the need to record the reinstatement premium. Additional information regarding our written and unearned premium can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 6, Reinsurance, in the Notes to Consolidated Financial Statements, both included herein.

Substantially all of our business is placed through agents and brokers. Since the majority of our gross written premiums are primary or direct, as opposed to assumed, the delays in reporting assumed premiums generally do not have a significant effect on our financial statements, as we record estimates for both unreported direct and assumed premium. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.

A portion of our premium is estimated for unreported premium, mostly for the Marine business written by our U.K. Branch and Lloyd’s Operations as well as the Accident and Health reinsurance business written by our recently established reinsurance division Nav Re. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

Deferred Tax Assets

We apply the asset and liability method of accounting for income taxes whereby deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Additional information regarding our deferred tax assets can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 7, Income Taxes, in the Notes to Consolidated Financial Statements, both included herein.

Impairment of Invested Assets

Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. We assess whether the amortized cost basis of a fixed maturity security will be recovered by comparing the present value of cash flows expected to be collected to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of other-than-temporary impairment (“OTTI”) losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within Other Comprehensive Income (“OCI”).

For equity securities, in general, we focus our attention on those securities whose fair value was less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and the impact of the amount. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

For equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. Our ability to hold such securities is evaluated by the Company and is based on whether there is sufficient cash flow from operations and from maturities within our investment portfolio in order to meet claims payment and other disbursement obligations arising from our underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

The day to day management of our investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in the market and other factors described above. Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, management monitors the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.

Accounting for Lloyd’s Results

We record Syndicate 1221’s assets, liabilities, revenues and expenses under U.S. GAAP. Additional information regarding our accounting for Lloyd’s results can be found in Note 1, Organization and Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included herein.

Results of Operations

The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2011, 2010 and 2009. In presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net other-than-temporary impairment losses recognized in earnings. Book value per share is calculated by dividing shareholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and over 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			Percentage Change
In thousands, except for per share amounts	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross written premiums	$1,108,216	$987,201	$1,044,918	12.3%	-5.5%
Net written premiums	753,798	653,938	701,255	15.3%	-6.7%

Total revenues	766,385	776,975	762,880	-1.4%	1.8%
Total expenses	733,651	678,146	676,032	8.2%	0.3%

Pre-tax income (loss)	$32,734	$98,829	$86,848	-66.9%	13.8%
Provision (benefit) for income taxes	7,137	29,251	23,690	-75.6%	23.5%

Net income (loss)	$25,597	$69,578	$63,158	-63.2%	10.2%

Net income (loss) per common share:
Basic	$1.71	$4.33	$3.73
Diluted	$1.69	$4.24	$3.65

Net income for the year ended December 31, 2011 was $25.6 million or $1.69 per diluted share compared to net income of $69.6 million or $4.24 per diluted share for the year ended December 31, 2010. Operating earnings for the year ended December 31, 2011 were $19.1 million or $1.26 per diluted share compared to $43.4 million or $2.65 per diluted for the comparable period in 2010. In comparison to net income, operating earnings excludes after-tax net realized gains of $7.8 million and $26.9 million and after-tax other-than-temporary impairment losses of $1.3 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease in our operating earnings was largely attributable to unfavorable underwriting results related to large loss activity from our energy business and significant current year loss emergence from our Professional Liability division, and to a lesser extent a decrease in net investment income.

Net income for the year ended December 31, 2010 was $69.6 million or $4.24 per diluted share compared to net income of $63.2 million or $3.65 per diluted share for the year ended December 31, 2009. Operating earnings for the year ended December 31, 2010 were $43.4 million or $2.65 per diluted share compared to $65.2 million or $3.76 per diluted share for the comparable period in 2009. In comparison to net income, operating earnings excludes after-tax net realized gains of $26.9 million and $5.8 million and after-tax other-than-temporary impairment losses recognized in earnings of $0.7 million and $7.8 million for the years ended December 31, 2010 and 2009, respectively. The decrease in our operating earnings was largely attributable to unfavorable underwriting results related to large loss activity from our energy business in connection with the Deepwater Horizon and West Atlas events.

Our book value per share as of December 31, 2011 was $57.57, increasing 9% from $52.68 as of December 31, 2010. The increase in book value per share primarily resulted from an improvement in the value of our consolidated investment portfolio as well as the repurchase of 1,979,107 shares of our common stock at an aggregate purchase price of $90.9 million and an average share price of $45.91 during 2011, which represented 3% of the increase. Primarily because of the share repurchases, our consolidated stockholders’ equity decreased 3% to $803.4 million as of December 31, 2011 compared to $829.4 million as of December 31, 2010.

Cash flow from operations was $118.3 million, $118.2 million and $103.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in cash flow from operations was due to improved collections on reinsurance recoverables as well as premium receivables.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross written premiums	$1,108,216	$987,201	$1,044,918	12.3%	-5.5%
Net written premiums	753,798	653,938	701,255	15.3%	-6.7%

Net earned premiums	691,645	659,931	683,363	4.8%	-3.4%
Net losses and loss adjustment expenses	(476,997)	(421,155)	(435,998)	13.3%	-3.4%
Commission expenses	(110,437)	(109,113)	(98,908)	1.2%	10.3%
Other operating expenses	(138,029)	(139,743)	(132,671)	-1.2%	5.3%
Other income (expenses) (2)	1,229	5,186	3,665	-76.3%	41.5%

Underwriting profit (loss)	$(32,589)	$(4,894)	$19,451	NM	NM

Net investment income	63,500	71,662	75,512	-11.4%	-5.1%
Net other-than-temporary impairment losses recognized in earnings	(1,985)	(1,080)	(11,877)	83.8%	-90.9%
Net realized gains (losses)	11,996	41,319	9,217	-71.0%	NM
Gain on debt repurchase (2)	—	—	3,000	NM	NM
Interest expense	(8,188)	(8,178)	(8,455)	0.1%	-3.3%

Income (loss) before income taxes	$32,734	$98,829	$86,848	-66.9%	13.8%

Income tax expense (benefit)	7,137	29,251	23,690	-75.6%	23.5%

Net income (loss)	$25,597	$69,578	$63,158	-63.2%	10.2%

Losses and loss adjustment expenses ratio	69.0%	63.8%	63.8%
Commission expense ratio	16.0%	16.5%	14.5%
Other operating expense ratio (1)	19.7%	20.4%	18.9%

Combined ratio	104.7%	100.7%	97.2%

(1) — Includes Other operating expenses & Other income (expense)

(2) — Reported within “Other income (expense)” on the Consolidated Statements of Income

NM—Percentage change not meaningful

The combined ratio for the year ended December 31, 2011 was 104.7% compared to 100.7% for the comparable period in 2010. Our pre-tax underwriting loss increased by $27.7 million to $32.6 million for the year ended December 31, 2011 compared to a $4.9 million loss for the same period in 2010. The increase in pre-tax underwriting loss includes the following adverse activity:

•

Large current accident year energy losses with a net adverse impact of $25.6 million, inclusive of $8.2 million in reinsurance reinstatement premiums, related to drilling operations in the North Sea, Gulf of Mexico and Russia, as well as an onshore industrial site.

•

Current accident year loss emergence of approximately $11.0 million related to our Professional Liability business, of which approximately $8.0 million was specific to our D&O liability insurance for both publicly and privately held corporations. The remaining $3.0 million of emergence was specific to our small lawyers and miscellaneous professional liability coverages.

•

An increase in our reinsurance reinstatement premium accrual of $5.2 million. This accrual was driven by the recognition of the effect of a shift in our Marine reinsurance protections to an excess of loss program from a quota share program. As a result of this shift and the increased frequency of severity losses in recent periods, a greater portion of our IBNR was attributable to marine and energy losses that are or will be ceded to our Marine Excess-of-Loss Reinsurance program and such cession will trigger additional reinstatement premiums.

•	Net adverse loss development of $2.1 million driven by significant loss emergence in our Professional Liability business mostly offset by redundancies from our Property Casualty business.

In addition to the net adverse impacts noted above, the increase in our pre-tax underwriting loss in 2011 and 2010 was affected by the mix of business and loss trends, partially offset by $8.7 million of net adverse activity recorded in 2010. The net adverse activity recorded in 2010 primarily relates to a combined $22.5 million in reinstatement premiums related to the Deepwater Horizon and West Atlas losses, respectively, partially offset by net prior period reserve redundancies of $13.8 million. The net prior period reserve redundancies were driven by significant redundancies from our Property Casualty business partially offset by loss emergence from our Professional Liability business.

The combined ratio for the year ended December 31, 2010 was 100.7% compared to 97.2% for the comparable period in 2009. Our pre-tax underwriting profit declined by $24.4 million to a $4.9 million underwriting loss for the year ended December 31, 2010 compared to $19.5 million of underwriting profit for the same period in 2009. The decrease in pre-tax underwriting profit was primarily attributable to large loss activity, namely Deepwater Horizon and West Atlas, as well as reduced rates across all lines due to the soft market conditions, partially offset by net prior period redundancies.

Revenues

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the years ended December 31, 2011, 2010, and 2009:

	228,500	228,500	228,500	228,500	228,500	228,500	228,500	228,500	228,500	228,500	228,500	228,500
	Year Ended December 31,
	2011				2010				2009
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$228,500	21%	$170,642	$169,018	$223,061	23%	$151,059	$155,846	$241,438	23%	$171,289	$157,534
Property Casualty	445,287	40%	293,758	231,297	312,651	31%	197,845	200,741	352,285	34%	227,234	246,143
Professional Liability	114,632	10%	77,991	72,148	129,793	13%	80,451	82,264	137,053	13%	79,150	75,444

Insurance Companies Total	788,419	71%	542,391	472,463	665,505	67%	429,355	438,851	730,776	70%	477,673	479,121

Lloyd’s Operations:
Marine	167,562	16%	137,206	145,659	182,723	19%	149,340	149,225	191,959	19%	156,153	142,958
Property Casualty	115,138	10%	56,249	55,903	94,799	10%	54,049	49,852	78,151	7%	45,097	39,330
Professional Liability	37,097	3%	17,952	17,620	44,174	4%	21,194	22,003	44,032	4%	22,332	21,954

Lloyd’s Operations Total	319,797	29%	211,407	219,182	321,696	33%	224,583	221,080	314,142	30%	223,582	204,242

Total	$1,108,216	100%	$753,798	$691,645	$987,201	100%	$653,938	$659,931	$1,044,918	100%	$701,255	$683,363

Gross Written Premiums

Gross written premiums increased $121.0 million, or 12.3%, to $1.11 billion for the year ended December 31, 2011 compared to $987.2 million for the same period in 2010. The increase in gross written premiums were primarily attributed growth in our Property Casualty business, which includes $101.5 million related to our newly established Nav Re division which writes Accident & Health, Agriculture and Latin American reinsurance lines of business. The increase within Property Casualty is also attributable to growth of $34.2 million and $22.1 million Excess and Primary Casualty business, respectively, resulting from strong production, partially offset by the run-off of our middle market commercial package business. The increase in gross written premiums was offset by a $22.2 million decrease in our Professional Liability business attributable to our Directors and Officer Liability lines. This decrease reflects a change in our underwriting strategy that focuses on a planned shift toward underwriting excess layers.

Gross written premiums decreased 5.5% to $987.2 million for the year ended December 31, 2010 compared to $1.04 billion for the same period in 2009. The decreases in gross written premiums were primarily attributable to our Marine and Property Casualty businesses. The decline in Marine gross written premiums is attributed to significant competition in this line of business coupled with excess capacity. Property Casualty gross written premiums declined primarily due to weak economic conditions that had reduced demand for construction liability insurance.

Our Marine division saw increases in the average renewal premium rates in our Inland Marine and Lloyd’s lines of approximately 7.3% and 0.9%, respectively, for the year ended December 31, 2011 compared to the same period in 2010. U.S. Marine premiums rates decreased 0.3% while U.K. Branch Marine premiums rates increased 1.9% for the year ended December 31, 2011 compared to the same period in 2010. For our Navigators Technical Risk (“NavTech”) and Primary Casualty lines we experienced an average renewal premium rate increases of approximately 4.2% and 7.4% for the year ended December 31, 2011 compared to the same period in 2010, which was offset by a decline in our Excess Casualty lines of 1.2%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately a 1.5% decrease in average renewal premium rates for the year ended December 31, 2011 compared to 2010.

Our Marine division saw increases in the average renewal premium rates in our U.S. Marine, U.K. Branch Marine and Lloyd’s lines of approximately 0.1%, and 2.4%, respectively, for the year ended December 31, 2010 compared to the same period in 2009. For our Property Casualty division, we experienced an average renewal premium rate increase in our NavTech line of approximately 3.6% for the year ended December 31, 2010 compared to the same period in 2009, which was offset by declines in our Primary and Excess Casualty lines of 0.5% and 3.1%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately 3.0% decrease in average renewal premium rates for the year ended December 31, 2010 compared to 2009.

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

Our reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for marine, property and casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional premium (referred to as reinstatement premiums). The number of reinstatements available varies by contract.

We record an estimate of the expected reinstatement premiums for losses ceded to excess-of-loss agreements where this feature applies.

The following table sets forth our ceded written premiums by segment and major line of business for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011		2010		2009
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$57,858	25%	$72,002	32%	$70,149	29%
Property Casualty	151,529	34%	114,806	37%	125,051	36%
Professional Liability	36,641	32%	49,342	38%	57,903	42%

Total Insurance Companies	246,028	31%	236,150	36%	253,103	35%

Lloyd’s Operations:
Marine	30,356	18%	33,383	18%	35,806	19%
Property Casualty	58,889	51%	40,750	43%	33,054	42%
Professional Liability	19,145	52%	22,980	52%	21,700	49%

Total Lloyd’s	108,390	34%	97,113	30%	90,560	29%

Total	$354,418	32%	$333,263	34%	$343,663	33%

The decrease in the percentage of total ceded written premiums to total gross written premiums for the year ended December 31, 2011 compared to the same period of 2010 was primarily due to a change in the mix of business resulting from new business within our recently established Nav Re division, a reduction in reinsurance reinstatement premiums in 2011 compared to 2010 related to large loss activity for each year and, to a lesser extent, the expansion of products offered by our Professional liability business where our retention ratios are higher, partially offset by a reduction in the retention of our Lloyd’s Property Casualty business.

The increase in the percentage of total ceded written premiums to total gross written premiums for the year ended December 31, 2010 compared to the same period in 2009 was primarily due to the shift in business mix toward lines with lower cessions, offset by the impact of reinsurance reinstatement costs of $19.0 million and $3.5 million resulting from the Deepwater Horizon and West Atlas losses, respectively.

Net Written Premiums

Net written premiums increased 15.3% for the year ended December 31, 2011 compared to the same period in 2010. The increase is due to the impact of higher gross written premiums for the year ended December 31, 2011, and to a lesser extent lower premium cessions, as discussed above. Net written premiums decreased 6.7% for the year ended December 30, 2010 compared to the same period in 2009 due to the reduction in gross written premiums partially offset by the decline in ceded written premiums discussed above.

Net Earned Premiums

Net earned premiums increased 4.8% for the year ended December 31, 2011 compared to the same period in 2010 primarily as a result of significant ceded reinstatement premiums associated with large losses in 2010. As noted above, we recorded approximately $22.5 million in reinstatement premiums associated with large losses in 2010 compared to $8.2 million in 2011. The impact of reinstatement premiums was partially offset by a change in the mix of business in 2011 written by Nav Re, specifically the Accident and Health lines, which are recognized in earnings over a longer exposure period that our other lines of business. Net earned premiums decreased 3.4% for the year ended December 31, 2010 compared to the same period in 2009 primarily due to the changes reflected in written premiums discussed above.

Net Investment Income

Our net investment income was derived from the following sources:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Fixed maturities	$65,060	$69,996	$74,779	-7.1%	-6.4%
Equity securities	5,071	3,028	2,464	67.5%	22.9%
Short-term investments	964	965	811	-0.1%	19.0%

Total investment income	$71,095	$73,989	$78,054	-3.9%	-5.2%
Investment expenses	(7,595)	(2,327)	(2,542)	226.4%	-8.5%

Net investment income	$63,500	$71,662	$75,512	-11.4%	-5.1%

The decrease in total investment income before investment expenses for all years presented was primarily due to lower investment yields and shorter portfolio duration. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 3.0%, 3.5% and 3.8% for the years ended December 31, 2011, 2010 and 2009, respectively. The portfolio duration was 3.6 years, 4.4 years and 4.2 years for the years ended December 31, 2011, 2010 and 2009.

Investment expenses for the year ended December 31, 2011 of $7.6 million included $4.7 million accrual of estimated interest expense reflecting the summary judgment order entered against the Company in its dispute with Resolute in which the Court awarded $4.7 million in interest to Resolute on previously paid balances that were allegedly overdue under certain reinsurance agreements. The Company is appealing the Court’s ruling. For information on the Equitas legal proceedings refer to Note 12, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, included herein. Excluding the impact of the Resolute interest award, investment expenses for the year ended December 31, 2011, 2010 and 2009 were relative to the increased fair value of total invested assets through December 31, 2011.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net other-than-temporary impairment (“OTTI”) losses recognized in earnings for the periods indicated were as follows:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Fixed maturities	$(1,093)	$(693)	$(3,102)	57.7%	-77.7%
Equity securities	(892)	(387)	(8,775)	130.5%	-95.6%

OTTI recognized in earnings	$(1,985)	$(1,080)	$(11,877)	83.8%	-90.9%

Net OTTI losses for the year ended December 31, 2011 consisted of $1.0 million of additional impairments for residential mortgage-backed securities that were previously impaired and $0.9 million for two securities for which fair value was less than 80% of amortized cost for at least six months.

Net OTTI losses for the year ended December 31, 2010 were primarily related to residential mortgage-backed securities.

Net OTTI losses for the year ended December 31, 2009 of $8.8 million primarily related to additional impairments on a total of 56 equity securities that were previously impaired in 2008, as well as impairments on non-agency mortgage and asset backed securities and corporate bonds.

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

Net Realized Gains and Losses

Our realized gains and losses for the periods indicated were as follows:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Fixed maturities:
Gains	$11,678	$42,932	$18,312	-72.8%	134.4%
Losses	(7,044)	(3,239)	(9,676)	117.5%	-66.5%

Fixed maturities, net	$4,634	$39,693	$8,636	-88.3%	359.6%

Equity securities:
Gains	$9,319	$1,867	$2,110	NM	-11.5%
Losses	(1,957)	(241)	(1,529)	NM	-84.2%

Equity securities, net	$7,362	$1,626	$581	NM	179.9%

Net realized gains (losses)	$11,996	$41,319	$9,217	-71.0%	348.3%

NM – Percentage change not meaningful.

We generate realized gains and losses as part of the normal ongoing management of our investment portfolio. Net realized gains for the year ended December 31, 2011 primarily included the sale of corporate bonds and equity mutual funds. Net realized gains for the year ended December 31, 2010 included the sale of the majority of our general obligation municipal bond obligations, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities.

Other Income (Expense)

Total other income for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $5.1 million, and $6.7 million, respectively, and primarily includes foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business. For the year ended December 31, 2009, other income also included an approximate $3.0 million gain on the $10.0 million repurchase of our Senior Notes.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	Year Ended December 31,
Net Loss and LAE Ratio	2011	2010	2009
Net Loss and LAE Payments	55.3%	59.3%	47.3%
Current year reserves	13.4%	6.6%	17.8%

Subtotal—current year loss ratio	68.7%	65.9%	65.1%
Prior year deficiencies (redundancies)	0.3%	-2.1%	-1.3%

Net loss and LAE ratio	69.0%	63.8%	63.8%

The net loss and LAE ratio for the year ended December 31, 2011 increased 5.2 percentage points to 69.0% from 63.8% for both the years ended December 31, 2010 and 2009. The increase for the current year was primarily due to current accident year loss emergence of approximately $11.0 million related to our Professional Liability business of which approximately $8.0 million was specific to our D&O liability insurance for both publicly and privately held corporations. The remaining $3.0 million was specific to our small lawyers and miscellaneous professional liability coverages. In addition, the increase for the current year included net losses of $17.4 million related to four energy events compared to net losses of $11.0 million in 2010 related to Deepwater Horizon and West Atlas.

The segment and line of business breakdown of the net loss and LAE ratios for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
In thousands	2011	2010	2009
Insurance Companies:
Marine	65.8%	64.5%	69.8%
Property Casualty	65.7%	55.2%	50.3%
Professional Liability	108.8%	83.4%	94.1%

Insurance Companies	72.3%	63.8%	63.6%
Lloyd’s Operations	61.8%	63.8%	64.3%

Net loss and LAE ratio	69.0%	63.8%	63.8%

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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
In thousands	2011	2010	2009
Insurance Companies:
Marine	$1,348	$(4,155)	$11,893
Property Casualty	(6,828)	(14,923)	(35,658)
Professional Liability	17,582	13,623	20,686

Subtotal Insurance Companies	$12,102	$(5,455)	$(3,079)
Lloyd's Operations	(9,957)	(8,347)	(5,862)

Total deficiencies (redundancies)	$2,145	$(13,802)	$(8,941)

The following is a discussion of relevant factors impacting our $2.1 million net reserve deficiency for the year ended December 31, 2011:

The adverse development of $1.3 million for our Insurance Companies Marine business was driven by $4.0 million of unfavorable loss emergence in Inland Marine in accident years 2009 and 2010 which was offset by $2.7 million favorable development in Ocean Marine. The Ocean Marine development was driven by $5.8 million of favorable development in accident years 2008 to 2010 and was partially offset by $3.2 million of adverse development for accident years 2007 and prior. Ocean Marine’s favorable development was driven by the Craft, P&I and Transport classes with partial offsets from the Specie and Liability classes.

Our Insurance Companies Property Casualty business experienced $6.8 million of favorable development overall which was driven by favorable development of $8.4 million from Offshore Energy across several accident years and was partially offset by adverse development from runoff Liquor Liability in accident years 2008 and 2009.

Our Insurance Companies Professional Liability business had overall adverse development of $17.6 million, which consisted of adverse development of $14.5 million and $3.1 million from Management Liability and Errors and Omissions, respectively. The Management Liability development was primarily driven by liability coverage of Public Company directors and officers for accident years 2009 and 2010. The Errors and Omissions development was driven by Small Lawyers Professional Liability and Miscellaneous Professional Liability classes for accident year 2010.

Our Lloyd’s operations experienced $10.0 million of favorable development. This was driven by favorable development of $10.3 million and $5.5 million from the Marine and Nav Tech divisions respectively, which was partially offset by $5.8 million of unfavorable development from Professional Liability. The favorable development in Marine was primarily from the Cargo, Liability and Specie classes for accident years 2008 and prior. The favorable development in Nav Tech was from Offshore Energy primarily in accident years 2007 to 2009. The adverse development in Professional Liability was mostly from Errors and Omissions in accident years 2006 to 2008.

The following is a discussion of relevant factors impacting our $13.8 million net reserve redundancies for the year ended December 31, 2010:

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

The Insurance Companies recorded $13.6 million of net prior year unfavorable development for professional liability:

•

The directors and officers liability book of business had $15.7 million of adverse development, which was primarily attributable to a severity study of our open claims completed during the fourth quarter. This study showed our IBNR to be significantly deficient if current trends continued and we raised our loss estimates for underwriting years 2002 to 2009. This was partially offset by $1.4 million of favorable development on a run-off lawyers book of business written from London where we saw favorable settlements of outstanding claims and $0.7 million of favorable development on other lawyers business mostly due to a favorable claim reserve settlement.

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

The following is a discussion of relevant factors impacting our $8.9 million net reserve redundancies for the year ended December 31, 2009:

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

The Insurance Companies recorded $20.7 million of net prior year unfavorable development for professional liability:

•

The directors and officers liability book of business had $12.4 million of adverse development, which was primarily attributable to the unexpected development of previously reported claims in the 2006 and prior underwriting years. This loss activity was inconsistent with the loss emergence trends that we observed in calendar years 2007 and 2008 and it caused us to increase our ultimate loss projections in the 2006 and prior underwriting years, as well as those in the more current underwriting years.

•	The lawyers’ liability book of business had adverse development of $8.3 million due to reported loss activity in underwriting years 2005 to 2008 in excess of our prior expectations.

The Lloyd’s Operations recorded $5.9 million of net favorable development which included $11.0 million on Marine business concentrated in the liability, specie and cargo books due to reported losses being less than our expectations in underwriting years 2004 to 2008 and $2.5 million on offshore energy business due to favorable loss trends in several years, partially offset by $4.7 million of adverse loss development in the professional liability books due to reported loss activity in excess of our expectations in the lawyers liability book of business for losses occurring in 2007 and $3.0 million in the property book due to an extension in the loss development pattern for the 2006 and 2007 underwriting years.

Hurricanes Gustav and Ike

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2008 Hurricanes Gustav and Ike for the periods indicated:

	Year Ended December 31,
In thousands	2011	2010	2009
Gross of Reinsurance
Beginning gross reserves	$40,095	$59,509	$107,399
Incurred loss & LAE	(77)	(1,997)	1,039
Calendar year payments	8,848	17,417	48,929

Ending gross reserves	$31,170	$40,095	$59,509

Gross case loss reserves	$7,317	$17,987	$34,015
Gross IBNR loss reserves	23,853	22,108	25,494

Ending gross reserves	$31,170	$40,095	$59,509

Net of Reinsurance
Beginning net reserves	$569	$2,683	$12,923
Incurred loss & LAE	141	1,257	978
Calendar year payments	(440)	3,371	11,218

Ending net reserves	$1,150	$569	$2,683

Net case loss reserves	$951	$569	$1,793
Net IBNR loss reserves	199	—	890

Ending net reserves	$1,150	$569	$2,683

Hurricanes Katrina and Rita

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2005 Hurricanes Katrina and Rita for the periods indicated:

	Year Ended December 31,
In thousands	2011	2010	2009
Gross of Reinsurance
Beginning gross reserves	$22,599	$67,038	$97,732
Incurred loss & LAE	(1,102)	(2,300)	671
Calendar year payments	1,970	42,139	31,365

Ending gross reserves	$19,527	$22,599	$67,038

Gross case loss reserves	$19,105	$19,164	$49,291
Gross IBNR loss reserves	422	3,435	17,747

Ending gross reserves	$19,527	$22,599	$67,038

Net of Reinsurance
Beginning net reserves	$90	$3,536	$3,667
Incurred loss & LAE	(148)	(3,559)	114
Calendar year payments	(98)	(113)	245

Ending net reserves	$40	$90	$3,536

Net case loss reserves	$4	$44	$183
Net IBNR loss reserves	36	46	3,353

Ending net reserves	$40	$90	$3,536

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

The reserves for asbestos exposures as of December 31, 2011 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.

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

The following tables set forth our gross and net loss and LAE reserves for our asbestos exposures for the periods indicated:

	Year Ended December 31,
In thousands	2011	2010	2009
Gross of Reinsurance
Beginning gross reserves	$20,513	$20,556	$21,774
Incurred loss & LAE	128	638	(663)
Calendar year payments	811	681	555

Ending gross reserves	$19,830	$20,513	$20,556

Gross case loss reserves	$13,565	$14,248	$14,291
Gross IBNR loss reserves	6,265	6,265	6,265

Ending gross reserves	$19,830	$20,513	$20,556

Net of Reinsurance
Beginning net reserves	$15,161	$15,172	$16,683
Incurred loss & LAE	(780)	278	(1,616)
Calendar year payments	(708)	289	(105)

Ending net reserves	$15,089	$15,161	$15,172

Net case loss reserves	$9,029	$9,101	$9,112
Net IBNR loss reserves	6,060	6,060	6,060

Ending net reserves	$15,089	$15,161	$15,172

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the years ended December 31, 2011, 2010 and 2009 were 16.0%, 16.5% and 14.5%, respectively. The slight decrease in the commission expense ratio for the year ended December 31, 2011 when compared to the same period in 2010 can be attributed to the impact of reinsurance reinstatement premiums recorded in 2010, which reduce net earned premiums and in turn increase the commission expense ratio in 2010. The increase in commission expense ratio for the year ended December 31, 2010 when compared to the same period in 2009 was mostly attributable to greater retentions for net premiums earned in 2010 for the 2009 underwriting year, particularly on our marine quota share treaties, which have reduced the ceding commission benefit, as well as the impact of reinsurance reinstatement premiums related to large loss activity in 2010.

Other Operating Expenses

Other operating expenses were $138.0 million for the year ended December 31, 2011 compared to $139.7 million for the same period in 2010. The decrease was primarily due to a reduction in stock grant expense related to performance based awards that are not expected to vest partially offset by increased expenses for continued investments in new underwriting teams. Other operating expenses for the year ended December 31, 2010 increased 5.3%, or $7.0 million compared to 2009 due to investments in new underwriting teams, additional letter of credit fees due to the increased size of our facility, higher Lloyd’s charges due to greater capacity and higher compliance costs due to Solvency II.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense for the years ended December 31, 2011 and 2010 was $8.2 million, a $0.3 million decrease from the same period in 2009. The decrease is directly related to the $10.0 million of repurchases that were made in 2009.

Income Taxes

We recorded income tax expense of $7.1 million, $29.3 million and $23.7 million for the years ended December 31, 2011, 2010 and 2009 respectively. The effective tax rates were 21.8%, 29.6% and 27.3% for the years ended December 31, 2011, 2010 and 2009, respectively. The effective tax rate on net investment income was 27.6%, 27.0% and 25.0% for the years ended December 31, 2011, 2010 and 2009 respectively. As of December 31, 2011, the net deferred federal, foreign, state and local tax liabilities were $6.3 million, compared to net deferred tax assets of $15.1 million as of December 31, 2010 with the change primarily due to the increase in the deferred tax liability for net unrealized gains on securities. Refer to Footnote 7, Income Taxes, included herein, for further detail on the temporary differences that give rise to federal, foreign, state and local deferred tax assets or liabilities.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.2 million and $2.2 million as of December 31, 2011 and 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million and $1.4 million as of December 31, 2011 and 2010, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of December 31, 2011 expire from 2024 to 2030.

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

The following table sets forth the results of operations for the Insurance Companies for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross written premiums	$788,419	$665,505	$730,776	18.5%	-8.9%
Net written premiums	542,391	429,355	477,673	26.3%	-10.1%

Net earned premiums	472,463	438,851	479,121	7.7%	-8.4%
Net losses and loss adjustment expenses	(341,625)	(280,120)	(304,672)	22.0%	-8.1%
Commission expenses	(64,165)	(59,122)	(61,949)	8.5%	-4.6%
Other operating expenses	(101,517)	(106,631)	(104,801)	-4.8%	1.7%
Other income (expense)	3,955	1,698	3,498	132.9%	-51.5%

Underwriting profit (loss)	$(30,889)	$(5,324)	$11,197	NM	-147.5%

Net investment income	54,164	62,792	65,717	-13.7%	-4.5%
Net realized gains (losses)	12,151	36,057	533	-66.3%	NM

Income (loss) before income taxes	$35,426	$93,525	$77,447	-62.1%	20.8%

Income tax expense (benefit)	8,271	27,219	19,819	-69.6%	37.3%

Net income (loss)	$27,155	$66,306	$57,628	-59.0%	15.1%

Losses and loss adjustment expenses ratio	72.3%	63.8%	63.6%
Commission expense ratio	13.6%	13.5%	12.9%
Other operating expense ratio (1)	20.6%	23.9%	21.1%

Combined ratio	106.5%	101.2%	97.6%

(1) — Includes Other operating expenses & Other income (expense)

NM — Percentage change not meaningful

Our Insurance Companies reported net income of $27.2 million, $66.3 million and $57.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in net income for the year ended December 31, 2011 as compared to the same period in 2010 was largely attributable to an increase in our underwriting loss and a reduction in net realized gains. The increase in net income for the year ended December 31, 2010 as compared to the same period in 2009 was primarily as a result of significant net realized gains partially offset by unfavorable underwriting results.

Our Insurance Companies’ combined ratio for the year ended December 31, 2011 was 106.5% compared to 101.2% for the same period in 2010. Our Insurance Companies’ pre-tax underwriting loss increased by $25.6 million to $30.9 million as of December 31 2011 compared to $5.3 million for the same period 2010. The increase in pre-tax underwriting loss includes the following adverse activity:

•

Large current accident year energy losses with a net adverse impact of $16.1 million, inclusive of $5.5 million in reinsurance reinstatement premiums, related to drilling operations in the North Sea, Gulf of Mexico and Russia

•

Prior period net reserve deficiencies of $12.1 million largely attributable to significant emergence in our Profession Liability business, partially offset by redundancies from our Property Casualty business.

•

Current accident year loss emergence of approximately $11.0 million related to our Professional Liability business, of which approximately $8.0 million was specific to our Directors and Officers liability insurance for both publicly and privately held corporations. The remaining $3.0 million of emergence was specific to our small lawyers and miscellaneous professional liability coverages.

In addition to the net adverse impacts noted above, the increase in our Insurance Companies’ pre-tax underwriting loss in 2011 over 2010 was affected by the mix of business and loss trends, partially offset by $7.6 million of net adverse activity recorded in 2010. The net adverse activity recorded in 2010 is primarily related to a combined $13.1 million in reinstatement premiums related to the Deepwater Horizon and West Atlas losses, respectively, partially offset by net prior period reserve redundancies of $5.5 million driven by significant redundancies from our Property Casualty business partially offset by loss emergence from our Professional Liability business.

Our Insurance Companies’ combined ratio for the year ended December 31, 2010 was 101.2% compared to 97.6% for the same period in 2009. Our Insurance Companies’ pre-tax underwriting profit decreased $16.5 million to a $5.3 million pretax underwriting loss for the year ended December 31 2010 compared to $11.2 million of pre-tax underwriting profit for the same period in 2009. The decrease in pre-tax underwriting profit was primarily attributable to large loss activity, namely Deepwater Horizon and West Atlas, as well as reduced rates across all lines due to the soft market conditions, partially offset by net prior period redundancies.

Insurance Companies’ Gross Written Premiums

Marine Premiums. The gross written premiums for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Marine liability	$74,429	$77,066	$83,915	-3.4%	-8.2%
Inland marine	33,120	29,986	28,573	10.5%	4.9%
Cargo	23,333	23,179	26,636	0.7%	-13.0%
Craft/fishing vessel	21,714	19,948	19,758	8.9%	1.0%
P&I	20,496	17,479	25,361	17.3%	-31.1%
Transport	19,932	17,876	21,527	11.5%	-17.0%
Bluewater hull	18,695	18,610	19,691	0.5%	-5.5%
Other	16,781	18,917	15,977	-11.3%	18.4%

Total Marine	$228,500	$223,061	$241,438	2.4%	-7.6%

The Insurance Companies’ Marine gross written premiums for the year ended December 31, 2011 increased 2.4% to $228.5 million compared to 2010 primarily due to Inland Marine which increased by 10.5% as a result of new business and a 7.3% increase on renewal rates, and the P&I product which increased by 17.3%, benefiting from reduced competition as a major competitor had stopped writing P&I business. The Transport business also grew from prior year by 11.5% due to an unexpected increase in global trade in 2011. The increases were offset by the reduction of our Customs Bonds business, reported within Other in the table above, which decreased 39.8% from prior year due to the termination of an agency agreement as well as the current economy’s impact on the shipping industry. The 2011 Insurance Company Marine average renewal rate increased 1.3% from prior year.

The Insurance Companies’ Marine gross written premiums for the year ended December 31, 2010 decreased 7.6% compared to 2009 due to reductions in our P&I, Marine Liability, Transport and Cargo businesses. The competition in this sector remains significant and excess capacity continued to exist. The weak economy had also led to reduced exposure bases which reduced premiums. In addition, the average Marine renewal premium rates during 2009 increased approximately 2% from prior year.

Property Casualty Premiums. The gross written premiums for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Excess Casualty	$130,166	$96,015	$81,405	35.6%	17.9%
Nav Re	106,496	5,031	6,230	NM	-19.2%
Primary Casualty:
Construction liability	84,622	88,296	108,744	-4.2%	-18.8%
Environmental	20,323	8,832	2,932	130.1%	201.2%
Other Primary Casualty	24,413	10,122	5,666	141.2%	78.7%

Total Primary Casualty	129,358	107,250	117,342	20.6%	-8.6%
Offshore energy	57,482	52,148	47,368	10.2%	10.1%
Other	21,785	52,207	99,940	-58.3%	-47.8%

Total Property Casualty	$445,287	$312,651	$352,285	42.4%	-11.3%

NM—Percentage change not meaningful

The Insurance Companies’ Property Casualty gross written premiums for the year ended December 31, 2011 increased by 42.4% to $445.3 million compared to the same period in 2010. The increase was primarily driven by our recently established Nav Re division which produced $106.5 million in gross written premiums for the year ended December 31, 2011. Additionally, we saw growth in our Excess Casualty and Primary Casualty lines due to an increase in underwriting activity resulting from an expansion of our underwriting team and competition dislocation in Excess Casualty. The increases were offset by activity within our Specialty Run-off division, reported within Other in the table above, which decreased as a result of the sale of our NavPac business to Tower Insurance Company of New York via a renewal rights transaction.

The Insurance Companies’ Property Casualty gross written premiums for the year ended December 31, 2010 decreased 11.3% to $312.7 million when compared to 2009 due primarily to the run-off of our personal umbrella line as well as continuing weak economic conditions that have reduced demand for construction liability insurance. Our Offshore energy line increased by 10.1% due to greater demand as well as an improved pricing environment resulting from the Deepwater Horizon incident. Finally, our commercial umbrella business line experienced growth in 2010 due to the investments we made in 2008 and 2009 in new underwriters. Our Offshore energy line saw average renewal rate increases of approximately 4%, whereas our contractors’ liability and Excess Casualty saw average renewal rate decreases of approximately 5% and 3%, respectively. Our Primary Casualty line saw a slight average renewal rate decline from 2009.

Professional Liability Premiums. The gross written premiums for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
E&O	$68,368	$49,694	$37,304	37.6%	33.2%
D&O	43,451	65,269	89,017	-33.4%	-26.7%
Other	2,813	14,830	10,732	-81.0%	38.2%

Total Professional Liability	$114,632	$129,793	$137,053	-11.7%	-5.3%

The Insurance Companies’ Professional Liability gross written premiums for the year ended December 31, 2011 decreased by 11.7% to $114.6 million compared to prior year primarily due to the reduction in our D&O business as we have implemented a revised underwriting strategy exiting areas that have been identified as having greater volatility and shifted our public company book by underwriting higher excess layers. Our Noodle business, reported within Other in the table above, decreased by 97.4% from the prior year due to the termination of the agency relationship in 2010. The decreases were offset by the E&O business, which increased 37.6% from the prior year due to the success of the Real Estate product which was established in the third quarter of 2011 and wrote $8.9 million in gross written premium for the year ended December 31, 2011. The average 2011 Professional Liability renewal rate declined 1.4% from prior year.

The Insurance Companies’ professional liability gross written premiums decreased 5.3% to $129.8 million in 2010 compared to 2009. The decline in the D&O gross written premiums was driven by the soft market conditions. The D&O market rates have declined to a level that made it difficult to write new business and a challenge to retain renewal policies while maintaining our pricing discipline in adherence to our underwriting guidelines. Average 2010 renewal premium rates for professional liability decreased approximately 4% in 2010 compared to 2009.

Lloyd’s Operations

The Lloyd’s Operations primarily underwrites Marine and related lines of business along with Professional Liability insurance, and construction coverage for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross written premiums	$319,797	$321,696	$314,142	-0.6%	2.4%
Net written premiums	211,407	224,583	223,582	-5.9%	0.4%

Net earned premiums	219,182	221,080	204,242	-0.9%	8.2%
Net losses and loss adjustment expenses	(135,372)	(141,035)	(131,326)	-4.0%	7.4%
Commission expenses	(48,341)	(49,991)	(37,727)	-3.3%	32.5%
Other operating expenses	(36,512)	(33,112)	(27,896)	10.3%	18.7%
Other income (expense)	(657)	3,488	961	NM	NM

Underwriting profit (loss)	$(1,700)	$430	$8,254	NM	-94.8%

Net investment income	8,955	8,286	9,229	8.1%	-10.2%
Net realized gains (losses)	(2,354)	3,323	(3,193)	NM	NM

Income (loss) before income taxes	$4,901	$12,039	$14,290	-59.3%	-15.8%

Income tax expense (benefit)	1,523	4,389	5,582	-65.3%	-21.4%

Net income (loss)	$3,378	$7,650	$8,708	-55.8%	-12.1%

Losses and loss adjustment expenses ratio	61.8%	63.8%	64.3%
Commission expense ratio	22.1%	22.6%	18.5%
Other operating expense ratio (1)	16.9%	13.4%	13.2%

Combined ratio	100.8%	99.8%	96.0%

(1)—Includes Other operating expenses & Other income (expense)

NM—Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $3.4 million, $7.7 million and $8.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in net income for the year ended December 31, 2011 as compared to the same period in 2010 was largely attributable to adverse underwriting activity and current year net realized losses. The decrease in net income for the year ended December 31, 2010 as compared to the same period in 2009 was primarily as a result adverse underwriting activity, specifically due to large losses such as Deepwater Horizon, partially offset by net realized gains.

Our Lloyd’s Operations combined ratio for the year ended December 31, 2011 was 100.8% compared to 99.8% for the same period in 2010. Our Lloyd’s Operations pre-tax underwriting profit decreased by $2.1 million to a $1.7 million pre-tax underwriting loss for the year ended December 31, 2011 compared to $0.4 million of underwriting profit for the same period in 2010. The decrease in pre-tax underwriting profit includes the following adverse activity:

•

Large current accident year energy losses with a net adverse impact of $9.5 million, inclusive of $2.7 million in reinsurance reinstatement premiums, related to drilling operations in the North Sea, Gulf of Mexico and Russia, as well as an onshore industrial site.

•	Sliding scale commission adjustments of $3.3 million related to large loss activity that has reduced our ceding commission benefit on a large loss quota share treaty.

In addition to the net adverse impacts noted above, the decrease in our Lloyd’s Operations pre-tax underwriting profit in 2011 over 2010 was affected by mix of business and loss trends, partially offset by $9.4 million of net adverse activity recorded in 2010 related to the Deepwater Horizon and West Atlas loses.

Our Lloyd’s Operations combined ratio for the year ended December 31, 2010 was 99.8% compared to 96.0% for the comparable period in 2009. Our Lloyd’s Operations pre-tax underwriting profit declined by $7.9 million to a $0.4 million underwriting profit compared to $8.3 million for the same period in 2009. The decrease in pre-tax underwriting profit was primarily attributable to large loss activity, namely Deepwater Horizon and West Atlas, partially offset by net prior period redundancies.

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity was £175 million ($271 million) in 2011, £168 million ($264 million) in 2010, £124 million ($194 million) in 2009.

Marine Premiums. The gross written premiums for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Cargo and specie	$67,507	$78,515	$92,139	-14.0%	-14.8%
Marine and energy liability	60,433	61,230	51,204	-1.3%	19.6%
Assumed reinsurance	16,730	14,380	19,756	16.3%	-27.2%
War	12,856	9,965	10,163	29.0%	-1.9%
Hull	10,036	18,633	18,697	-46.1%	-0.3%

Total Marine	$167,562	$182,723	$191,959	-8.3%	-4.8%

The 2011 Lloyd’s Operations Marine gross written premiums decreased 8.3% to $167.6 million compared to the same period in 2010. The reduction is attributed to a decrease in Cargo and Hull production. Cargo production has decreased as a result of depressed activity and a reduction in commodity prices due to an unfavorable economic environment. Hull gross written premium declined by 46.1% from prior year as we continue our strategy to reduce the book. Partially offsetting the decrease in activity was the War business which produced $12.9 million in gross written premium for the year ended December 31, 2011 due to the widening of hazardous war zones. Average renewal premium rates for 2011 increased approximately 0.9% compared to the same period in 2010, with larger increases on our marine and energy liability products.

The 2010 Lloyd’s Operations Marine gross written premiums decreased 4.8% to $182.7 million compared to 2009 due to declines mostly in Cargo and specie lines as a result of the global economic slowdown. Our marine liability lines experienced a 19.6% increase due to improved energy liability activity. The average renewal premium rates increased approximately 3% in 2010 compared to the previous year.

Property Casualty Premiums. The gross written premiums for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Offshore energy	$46,212	$43,479	$34,469	6.3%	26.1%
Engineering and construction	32,292	23,411	18,383	37.9%	27.4%
Onshore energy	30,247	17,349	14,055	74.3%	23.4%
Other	6,387	10,560	11,244	-39.5%	-6.1%

Total Property Casualty	$115,138	$94,799	$78,151	21.5%	21.3%

The 2011 Lloyd’s Operations Property Casualty gross written premiums increased 21.5% compared to the same period in 2010. The increase is primarily due to greater Onshore Energy premiums as a result of steady production and renewal rate increases resulting from reduced competition that has occurred due to recent loss activity. Engineering & Construction has also increased production from prior year primarily due to rate increases prompted by a contraction in the market.

The 2010 Lloyd’s Operations Property Casualty gross written premiums of $94.8 million increased 21.3% compared to 2009 due to increases in our offshore energy, onshore energy and engineering and construction lines. The significant increase in our offshore energy lines was due to an increase in demand as well as an improved pricing environment as a result of the Deepwater Horizon incident. We began writing Bloodstock (animal mortality) business during 2009 by participating in a facility originated by another Lloyd’s syndicate. Average premium renewal rates in our NavTech lines increased approximately 1% and 10% in 2010 and 2009 compared to the previous years, respectively.

Professional Liability Premiums. The gross written premiums for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
D&O (public and private)	$27,895	$30,777	$26,776	-9.4%	14.9%
E&O	9,202	13,397	17,256	-31.3%	-22.4%

Total Professional Liability	$37,097	$44,174	$44,032	-16.0%	0.3%

The 2011 Lloyd’s Operations Professional Liability gross written premiums decreased 16.0% compared to the same period in 2010, due to restructuring the E&O and D&O businesses. E&O gross written premium declined 31.3% from the prior year due to exiting areas of business that were deemed unprofitable as well as reducing our number of underwriters. We had also restructured the D&O business by reducing our exposure to certain areas and non-renewing business that no longer fit our underwriting strategy. The 2011 average renewal premium rates for the Professional Liability division decreased approximately 1.8% compared to the same periods in 2010.

The 2010 Lloyd’s Operations professional liability gross written premiums increased 0.3% compared to the same period in 2009. We added a team at Lloyd’s at the end of 2008 to write excess D&O business. During 2008 and 2009 we began writing professional liability business from our offices in Stockholm, Sweden and Copenhagen, Denmark, respectively.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions with the exception of our letter of credit facility. For a discussion of our letter of credit facility, refer to “Capital Resources”.

Tabular Disclosure of Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2011:

	Payments Due by Period
In thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for losses and LAE(1)	$2,082,679	$616,122	$768,161	$370,449	$327,947
7% Senior Notes (2)	151,225	8,050	16,100	127,075	—
Operating Leases	49,253	9,243	17,008	13,935	9,067

Total	$2,283,157	$633,415	$801,269	$511,459	$337,014

(1)	The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amount in the above table excludes reinsurance recoveries of $845.4 million. See “Business—Loss Reserves” included herein.
(2)	Includes interest payments

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of December 31, 2011 and 2010, our capital resources were as follows:

	December 31,
In thousands	2011	2010
Senior debt	$114,276	$114,138
Stockholders’ equity	803,435	829,354

Total capitalization	$917,711	$943,492

Ratio of debt to total capitalization	12.5%	12.1%

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

For 2011, the Company repurchased 1,979,107 shares of the Parent Company’s common stock at an aggregate purchase price of $90.9 million and a weighted average price per share of $45.91 pursuant to the share repurchase program. Since 2007, the Company has repurchased 3,609,721 shares of the Parent Company’s common stock at an aggregate purchase price of $161.1 million and a weighted average price per share of $44.64. As of December 31, 2011, authorization for the share repurchase program has expired.

In July 2009, we filed a universal shelf registration statement with the Securities and Exchange Commission. This registration statement, which expires in July 2012, allows for the future possible offer and sale by the Company of up to $500 million in the aggregate of various types of securities including common stock, preferred stock, debt securities, depositary shares, warrants, units or stock purchase contracts, stock purchase units and trust preferred securities guaranteed by the Parent Company. The shelf registration statement enables us to efficiently access the public equity or debt markets in order to meet future capital needs, if necessary. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments which are now $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the December 31, 2011 surplus of Navigators Insurance Company, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during 2012 without prior regulatory approval is $59.2 million. During 2011 Navigators Insurance Company declared and paid $45.0 million of dividends to the Parent Company.

Condensed Parent Company balance sheets as of December 31, 2011 and 2010 are shown in the table below:

	December 31,	December 31,
In thousands	2011	2010
Cash and investments	$8,315	$53,217
Investments in subsidiaries	895,047	877,999
Goodwill and other intangible assets	2,534	2,534
Other assets	13,806	12,028

Total assets	$919,702	$945,778

Senior notes	$114,276	$114,138
Accounts payable and other liabilities	649	946
Accrued interest payable	1,342	1,340

Total liabilities	$116,267	$116,424

Stockholders’ equity	$803,435	$829,354

Total liabilities and stockholders’ equity	$919,702	$945,778

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund our participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to issue new letters of credit expired on December 31, 2011. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2011, letters of credit with an aggregate face amount of $149.6 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of December 31, 2011.

As a result of the April 1, 2011 replacement of the expiring credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s senior unsecured long-term debt securities, without third-party credit enhancement, and the amount of the Company’s own ‘Funds at Lloyd’s’ collateral.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves as of December 31, 2011 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Liquidity

Consolidated Cash Flows

Cash flow from operations was $118.3 million, $118.2 million and $103.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The increase in cash flow from operations was due to improved collections on reinsurance recoverable as well as premium receivable.

Net cash provided by investing activities was $66.0 million for the year ended December 31, 2011 primarily due to the sale of securities from the ongoing management of our investment portfolio. For the years ended December 31, 2010 and 2009 we reported net cash used by investing activities of $36.5 million and $92.8 million, respectively. The decrease in net cash used in investing activities is primarily related to the repurchase of the Parent Company’s common stock under our share repurchase program.

Net cash used in financing activities was $88.8 million, $50.5 million and $12.1 million for the years ended December 31, 2011, 2010 and 2009. The increase in the use of cash is primarily related to the repurchase of the Parent Company’s common stock under our share repurchase program.

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

Investments

As of December 31, 2011, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $16.5 million, consists of investment grade bonds. As of December 31, 2011, our portfolio had a duration of 3.6 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of December 31, 2011 and 2010, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth our cash and investments as of December 31, 2011 and 2010:

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed-maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities—common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

	December 31, 2010
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	$639,199	$15,202	$(6,913)	$630,910	$(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed-maturities	$1,882,245	$47,409	$(20,762)	$1,855,598	$(1,646)
Equity securities—common stocks	87,258	22,475	(10)	64,793	—
Short-term investments	153,057	—	—	153,057	—
Cash	31,768	—	—	31,768	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

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

Invested assets increased over the last year primarily due to unrealized gains in 2011. The consolidated average investment yield of the portfolio for 2011, 2010 and 2009 was 3.0%, 3.5% and 3.8%, respectively due to the general decline in market yields over the period. The tax equivalent yields for 2011, 2010 and 2009 on a consolidated basis were 3.5%, 4.0% and 4.6%, respectively. The portfolio’s duration was 3.6 years and 4.4 years as of December 31, 2011 and 2010, respectively. Since the beginning of 2011, the tax-exempt portion of our investment portfolio has increased by $31.0 million to approximately 19.7% of the fixed maturities investment portfolio at December 31, 2011 compared to approximately 18.1% at December 31, 2010.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of December 31, 2011 are shown in the following table:

	December 31, 2011
In thousands	Fair Value	Amortized Cost
Due in one year or less	$65,454	$64,925
Due after one year through five years	551,225	542,238
Due after five years through ten years	372,275	349,061
Due after ten years	215,139	201,523
Mortgage- and asset-backed securities	683,976	658,963

Total	$1,888,069	$1,816,710

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.6 years.

The following table shows the amount and percentage of our fixed maturities as of December 31, 2011 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	December 31, 2011
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$291,600	15%
Very strong	AA	1,048,922	56%
Strong	A	422,777	22%
Adequate	BBB	108,299	6%
Speculative	BB & Below	11,665	1%
Not rated	NR	4,806	0%

Total	AA	$1,888,069	100%

The following table sets forth our U.S. Treasury bonds, Agency bonds, and Foreign government bonds as of December 31, 2011 and 2010:

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
U.S. Treasury bonds	$137,228	$5,422	$—	$131,806
Agency bonds	136,506	2,870	(133)	133,769
Foreign government bonds	62,336	687	(250)	61,899

Total	$336,070	$8,979	$(383)	$327,474

	December 31, 2010
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
U.S. Treasury bonds	$213,544	$3,552	$(3,554)	$213,546
Agency bonds	77,229	1,311	(604)	76,522
Foreign government bonds	33,372	366	(341)	33,347

Total	$324,145	$5,229	$(4,499)	$323,415

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2011. The securities that are not rated in the table below are primarily state bonds.

In thousands		December 31, 2011
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$389,598	$361,431	$28,167
BBB	Baa	16,434	15,913	521
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	4,804	4,713	91

		$410,836	$382,057	$28,779

The following table sets forth the municipal bond holdings by sectors as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	$43,195	10%	$13,249	3%
Prerefunded	18,636	5%	14,122	4%
Revenue	309,659	75%	313,166	80%
Taxable	39,346	10%	51,713	13%

	$410,836	100%	$392,250	100%

We own $135.4 million of municipal securities which are credit enhanced by various financial guarantors. As of December 31, 2011, the average underlying credit rating for these securities is AA-. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage obligations by those issued by the Government National Mortgage Association (“GNMA”), FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of December 31, 2011:

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$124,612	$7,113	$—	$117,499
FNMA	191,197	8,072	(3)	183,128
FHLMC	80,051	2,136	—	77,915

Total agency mortgage-backed securities	$395,860	$17,321	$(3)	$378,542

Residential mortgage-backed securities:
Prime	$12,831	$8	$(2,279)	$15,102
Alt-A	1,926	—	(527)	2,453
Subprime	—	—	—	—
Non-US RMBS	8,391	—	(42)	8,433

Total residential mortgage-backed securities	$23,148	$8	$(2,848)	$25,988

The following table sets forth the composition of the investments categorized as residential mortgage obligations in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2011.

In thousands		December 31, 2011
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$10,675	$11,099	$(424)
BBB	Baa	810	929	(119)
BB	Ba	2,181	2,418	(237)
B	B	1,957	2,380	(423)
CCC or lower	Caa or lower	7,525	9,162	(1,637)
NR	NR	—	—	—

		$23,148	$25,988	$(2,840)

Details of the collateral of our asset-backed securities portfolio as of December 31, 2011 are presented below:

	$00000	$00000	$00000	$00000	$00000	$00000	$00000	$00000	$00000
In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$—	$5,763	$3,762	$—	$—	$—	$9,525	$9,376	$149
Credit cards	13,905	—	—	—	—	—	13,905	13,597	308
Time Share	—	—	15,723	—	—	—	15,723	15,554	169
Student Loans	5,018	2,868	—	—	—	—	7,886	7,933	(47)
Miscellaneous	1,893	—	—	—	—	2	1,895	1,854	41

Total	$20,816	$8,631	$19,485	$—	$—	$2	$48,934	$48,314	$620

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2011.

In thousands		December 31, 2011
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$216,034	$206,119	$9,915
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

		$216,034	$206,119	$9,915

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2011.

In thousands		December 31, 2011
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$366,132	$357,462	$8,670
BBB	Baa	91,055	90,754	301
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

		$457,187	$448,216	$8,971

The company holds securities of $64.9 million at fair value and $65.6 million at amortized cost primarily in non-sovereign fixed maturities in the European Union. This represents 3.3% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $28.8 million followed by the Netherlands with a total of $26.6 million. We have no exposure to Greece, Portugal, Italy or Spain.

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2011 and 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	December 31, 2011			December 31, 2010
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	7	$58,587	$98	36	$163,253	$4,499
7-12 months		—	—	—	—	—
> 12 months	2	6,883	285	—	—	—

Subtotal	9	$65,470	$383	36	$163,253	$4,499
States, municipalities and political subdivisions
0-6 months	7	$5,894	$72	57	$112,291	$3,749
7-12 months	1	216	1	1	1,004	20
> 12 months	5	2,420	35	4	1,317	36

Subtotal	13	$8,530	$108	62	$114,612	$3,805
Agency mortgage-backed securities
0-6 months	3	$5,087	$3	36	$139,226	$2,434
7-12 months		—	—	—	—	—
> 12 months		—	—	—	—	—

Subtotal	3	$5,087	$3	36	$139,226	$2,434
Residential mortgage obligations
0-6 months	6	$6,672	$184	3	$3,215	$20
7-12 months	7	5,250	313	—	—	—
> 12 months	47	10,749	2,351	52	15,939	2,373

Subtotal	60	$22,671	$2,848	55	$19,154	$2,393
Asset-backed securities
0-6 months	2	$4,933	$12	7	$28,175	$292
7-12 months	5	6,645	63	—	—	—
> 12 months	1	2	—	1	2	—

Subtotal	8	$11,580	$75	8	$28,177	$292
Commercial mortgage-backed securities
0-6 months	6	$5,465	$29	16	$78,212	$1,755
7-12 months	3	6,840	550	—	—	—
> 12 months	3	1,503	14	2	491	39

Subtotal	12	$13,808	$593	18	$78,703	$1,794
Corporate bonds
0-6 months	52	$135,516	$4,539	98	$214,180	$5,545
7-12 months	18	27,561	1,457	—	—	—
> 12 months	8	14,898	776	—	—	—

Subtotal	78	$177,975	$6,772	98	$214,180	$5,545

Total fixed maturities	183	$305,121	$10,782	313	$757,305	$20,762

Equity securities - common stocks
0-6 months	4	$3,320	$587	1	$322	$10
7-12 months	1	1,629	371	—	—	—
> 12 months	—	—	—	—	—	—

Total equity securities	5	$4,949	$958	1	$322	$10

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above table the gross unrealized loss for the greater than 12 months category consists primarily of residential mortgage-backed securities. Residential mortgage-backed securities are a type of fixed income security in which residential mortgage loans are sold into a trust or special purpose vehicle, thereby securitizing the cash flows of the mortgage loans.

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

Prepayment assumptions associated with the mortgage-based and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective accounting method.

As of December 31, 2011, the largest single unrealized loss by issuer in the fixed maturities was $1.4 million.

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses as of December 31, 2011. Not all of the securities are rated by S&P and/or Moody’s.

		December 31, 2011
In thousands		Gross Unrealized Loss		Fair Value
Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$6,573	61%	$245,941	81%
BBB	Baa	1,901	18%	47,561	15%
BB	Ba	245	2%	1,703	1%
B	B	423	4%	1,957	1%
CCC or lower	Caa or lower	1,637	15%	7,527	2%
NR	NR	3	0%	432	0%

		$10,782	100%	$305,121	100%

As of December 31, 2011, the gross unrealized losses in the table directly above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $2.3 million which is rated below investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses as of December 31, 2011 is shown in the following table:

	December 31, 2011
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$8	0%	$5,570	2%
Due after one year through five years	4,992	46%	190,234	62%
Due after five years through ten years	1,786	17%	42,649	14%
Due after ten years	477	4%	13,522	4%
Mortgage- and asset-backed securities	3,519	33%	53,146	18%

Total	$10,782	100%	$305,121	100%

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of December 31, 2011.

	December 31, 2011
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$243	$243
Longer than three months and less than six months		103	103
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	1,039	—	1,039

Total	$1,039	$346	$1,385

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Year Ended December 31,
	2011		2010		2009
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total other than temporary impairment losses:
Corporate and other bonds	1	$109	—	$—	2	$564
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	19	2,616	18	1,835	39	19,783
Asset-backed securities	—	—	—	—	1	143
Equities	2	892	2	387	56	8,775

Total	22	$3,617	20	$2,222	98	$29,265
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		1,632		1,142		17,324
Asset-backed securities		—		—		64
Equities		—		—		—

Total		$1,632		$1,142		$17,388
Impairment losses recognized in earnings:
Corporate and other bonds		$109		$—		$564
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		984		693		2,458
Asset-backed securities		—		—		80
Equities		892		387		8,775

Total		$1,985		$1,080		$11,877

During 2011, we recognized OTTI losses of $2.0 million related to non-agency mortgage-backed securities, two equity securities and one corporate bond. During the comparable periods in 2010 and 2009, we recognized OTTI losses of $1.1 million and $11.9 million, respectively, related to residential mortgage-backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2011. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2011 was $2.2 billion of which 84.5% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We do not have any commodity risk exposure.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2011. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the yield on such securities is less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis, including accrued investment income, using holdings as of December 31, 2011.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio as of December 31, 2011.

	Interest Rate Shift in Basis Points
In thousands	-100	-50	0	+50	+100
December 31, 2011:
Total market value	$2,079,845	$2,044,665	$2,010,289	$1,975,712	$1,939,326
Market value change from base	3.46%	1.71%		-1.72%	-3.53%
Change in unrealized value	$69,556	$34,376	$—	$(34,577)	$(70,963)

December 31, 2010:
Total market value	$2,132,182	$2,084,353	$2,035,302	$1,986,455	$1,938,625
Market value change from base	4.76%	2.41%		-2.40%	-4.75%
Change in unrealized value	$96,880	$49,051	$—	$(48,847)	$(96,677)

Equity Price Risk

Our portfolio of equity securities currently valued at $95.8 million, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

Foreign currency exchange rate risk

Our Lloyd’s Operations are exposed to foreign currency exchange rate risk primarily related to foreign-denominated cash, cash equivalents and marketable securities, premiums receivable, reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as well as reserves for losses and loss adjustment expenses. The principal currencies creating foreign currency exchange risk for the Lloyd’s Operations are the British pound, the Euro and the Canadian dollar. The Lloyd’s Operations manages its foreign currency exchange rate risk primarily through asset-liability matching.

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of December 31, 2011, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	000,000	000,000	000,000	000,000
	December 31, 2011
		Negative Currency Movement of
In thousands	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$85.8	$(4.3)	$(8.6)	$(12.9)
Premiums receivable	$22.3	$(1.1)	$(2.2)	$(3.3)
Reinsurance recoverables on paid, unpaid losses and LAE	$58.4	$(2.9)	$(5.8)	$(8.8)
Reserves for losses and loss adjustment expenses	$154.0	$7.7	$15.4	$23.1

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements required in response to this section are submitted as part of Item 15(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

(a) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report in item (b) below.

(b)	Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Navigators Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York

February 17, 2012

(b) Changes in internal control over financial reporting

There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is contained under “Election of Directors” in our 2012 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in our 2012 Proxy Statement, which information is incorporated herein by reference.

We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, which is applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller and all other persons performing similar functions. A copy of such Code is available on our website at www.navg.com under the Corporate Governance link. Any amendments to, or waivers of, such Code which apply to any of the financial professionals listed above will be disclosed on our website under the same link promptly following the date of such amendment or waiver.

Item 11. Executive Compensation

Information concerning executive compensation will be contained under “Compensation Discussion and Analysis” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in our 2012 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under our equity compensation plans is contained under “Equity Compensation Plan Information” in our 2011 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and related transactions of our directors and officers is contained under “Related Party Transactions” in our 2012 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2012 Proxy Statement, which information is incorporated herein by reference.

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

The Navigators Group, Inc.
(Company)

Dated: February 17, 2012	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	February 17, 2012

/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2012

/s/ CIRO M. DEFALCO Ciro M. DeFalco	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2012

/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 17, 2012

/s/ W. THOMAS FORRESTER W. Thomas Forrester	Director	February 17, 2012

/s/ GEOFFREY E. JOHNSON Geoffrey E. Johnson	Director	February 17, 2012

/s/ JOHN F. KIRBY John F. Kirby	Director	February 17, 2012

/s/ ROBERT V. MENDELSOHN Robert V. Mendelsohn	Director	February 17, 2012

/s/ MARJORIE D. RAINES Marjorie D. Raines	Director	February 17, 2012

/s/ JANICE C. TOMLINSON Janice C. Tomlinson	Director	February 17, 2012

/s/ MARC M. TRACT Marc M. Tract	Director	February 17, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

New York, New York

February 17, 2012

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011, $1,816,710; 2010, $1,855,598)	$1,888,069	$1,882,245
Equity securities, available-for-sale, at fair value (cost: 2011, $73,567; 2010, $64,793)	95,849	87,258
Short-term investments, at cost which approximates fair value	122,220	153,057
Cash	127,360	31,768

Total investments and cash	2,233,498	2,154,328

Premiums receivable	255,725	188,368
Prepaid reinsurance premiums	164,162	156,869
Reinsurance recoverable on paid losses	43,791	56,658
Reinsurance recoverable on unpaid losses and loss adjustment expenses	845,445	843,296
Deferred policy acquisition costs	63,984	55,201
Accrued investment income	14,492	15,590
Goodwill and other intangible assets	6,869	6,925
Current income tax receivable, net	15,391	1,054
Deferred income tax, net	—	15,141
Other assets	26,650	38,029

Total assets	$3,670,007	$3,531,459

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,082,679	$1,985,838
Unearned premiums	532,628	463,515
Reinsurance balances payable	108,699	105,904
Senior notes	114,276	114,138
Deferred income tax, net	6,291	—
Accounts payable and other liabilities	21,999	32,710

Total liabilities	2,866,572	2,702,105

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,467,615 shares for 2011 and 17,274,440 shares for 2010	1,746	1,728
Additional paid-in capital	322,133	312,588
Treasury stock, at cost (3,511,380 shares for 2011 and 1,532,273 shares for 2010)	(155,801)	(64,935)
Retained earnings	565,109	539,512
Accumulated other comprehensive income	70,248	40,461

Total stockholders’ equity	803,435	829,354

Total liabilities and stockholders’ equity	$3,670,007	$3,531,459

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Gross written premiums	$1,108,216	$987,201	$1,044,918

Revenues:
Net written premiums	$753,798	$653,938	$701,255
Change in unearned premiums	(62,153)	5,993	(17,892)

Net earned premiums	691,645	659,931	683,363
Net investment income	63,500	71,662	75,512
Total other-than-temporary impairment losses	(3,617)	(2,222)	(29,265)
Portion of loss recognized in other comprehensive income (before tax)	1,632	1,142	17,388

Net other-than-temporary impairment losses recognized in earnings	(1,985)	(1,080)	(11,877)
Net realized gains (losses)	11,996	41,319	9,217
Other income (expense)	1,229	5,143	6,665

Total revenues	766,385	776,975	762,880

Expenses:
Net losses and loss adjustment expenses	476,997	421,155	435,998
Commission expenses	110,437	109,113	98,908
Other operating expenses	138,029	139,700	132,671
Interest expense	8,188	8,178	8,455

Total expenses	733,651	678,146	676,032

Income (loss) before income taxes	32,734	98,829	86,848

Income tax expense (benefit)	7,137	29,251	23,690

Net income (loss)	$25,597	$69,578	$63,158

Net income per common share:
Basic	$1.71	$4.33	$3.73
Diluted	$1.69	$4.24	$3.65

Average common shares outstanding:
Basic	14,980,429	16,064,770	16,935,488
Diluted	15,183,285	16,415,266	17,322,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Preferred stock
Balance at beginning and end of period	$—	$—	$—

Common stock
Balance at beginning of year	$1,728	$1,721	$1,708
Shares issued under stock plan	18	7	13

Balance at end of period	$1,746	$1,728	$1,721

Additional paid-in capital
Balance at beginning of year	$312,588	$304,505	$298,872
Share-based compensation	9,545	8,083	5,633

Balance at end of period	$322,133	$312,588	$304,505

Treasury stock, at cost
Balance at beginning of year	$(64,935)	$(18,296)	$(11,540)
Treasury stock acquired	(90,866)	(51,980)	(6,756)
Issuance related to share-based compensation	—	5,341	—

Balance at end of period	$(155,801)	$(64,935)	$(18,296)

Retained earnings
Balance at beginning of year	$539,512	$469,934	$406,776
Net income (loss)	25,597	69,578	63,158

Balance at end of period	$565,109	$539,512	$469,934

Accumulated other comprehensive income, net of tax
Balance at beginning of year	$40,461	$43,655	$(6,499)
Change in net unrealized gains on securities	29,469	(660)	46,020
Change in net non-credit other-than-temporary impairment losses	(83)	(2,824)	4,000
Change in net cumulative translation adjustments	401	290	134

Balance at end of period	$70,248	$40,461	$43,655

Total stockholders’ equity at end of period	$803,435	$829,354	$801,519

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Net income (loss)	$25,597	$69,578	$63,158

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of deferred tax of $15,143, $1,324 and $25,602 in 2011, 2010 and 2009, respectively (1)	29,386	(3,484)	50,020
Change in foreign currency translation gains (losses), net of deferred tax of $192, $157 and $72 in 2011, 2010 and 2009, respectively	401	290	134

Other comprehensive income (loss)	29,787	(3,194)	50,154

Comprehensive income (loss)	$55,384	$66,384	$113,312

(1)	Disclosure of reclassification amount, net of tax:

	September 30,	September 30,	September 30,
Unrealized gains (losses) on investments arising during period	$34,348	$12,339	$33,910
Reclassification adjustment for net realized gains (losses) included in net income	(4,807)	(16,797)	1,624
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	(155)	974	14,486

Change in net unrealized gains (losses) on investments, net of tax	$29,386	$(3,484)	$50,020

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$25,597	$69,578	$63,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	4,059	4,362	4,551
Deferred income taxes	6,224	17,189	(2,285)
Net realized (gains) losses	(11,996)	(41,319)	(9,217)
Net other-than-temporary losses recognized in earnings	1,985	1,080	11,877
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	10,084	(17,359)	42,781
Reserves for losses and loss adjustment expenses	98,879	67,701	54,050
Prepaid reinsurance premiums	(7,477)	5,298	27,788
Unearned premiums	69,602	(10,990)	(8,872)
Premiums receivable	(75,973)	4,415	(20,447)
Deferred policy acquisition costs	(8,815)	1,212	(8,394)
Accrued investment income	961	1,856	(11)
Reinsurance balances payable	2,865	7,450	(42,808)
Current income taxes	(17,226)	3,092	(12,094)
Other	19,569	4,656	3,833

Net cash provided by (used in) operating activities	118,338	118,221	103,910

Investing activities:
Fixed maturities
Redemptions and maturities	166,657	206,461	135,374
Sales	666,976	1,191,796	473,913
Purchases	(803,568)	(1,439,725)	(728,216)
Equity securities
Sales	73,590	6,942	18,899
Purchases	(75,894)	(23,123)	(21,947)
Change in payable for securities	12,432	1,043	(15,836)
Net change in short-term investments	30,384	22,713	47,821
Purchase of property and equipment	(4,571)	(2,568)	(2,781)

Net cash provided by (used in) investing activities	66,006	(36,461)	(92,773)

Financing activities:
Purchase of treasury stock	(90,866)	(51,980)	(6,756)
Purchase of Senior notes	—	—	(7,000)
Proceeds of stock issued from employee stock purchase plan	945	868	727
Proceeds of stock issued from exercise of stock options	1,169	611	944

Net cash provided by (used in) financing activities	(88,752)	(50,501)	(12,085)

Increase (decrease) in cash	95,592	31,259	(948)
Cash at beginning of year	31,768	509	1,457

Cash at end of period	$127,360	$31,768	$509

Supplemental cash information:
Income taxes paid, net	$14,145	$6,398	$37,089
Interest paid	$8,050	$8,050	$8,355
Issuance of stock to directors	$210	$190	$210

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

We are an international insurance company focusing on specialty products within the overall property and casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed specialty niches in professional liability insurance as well as other specialty insurance lines such as contractors’ liability and commercial primary and excess liability coverages.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage and underwrite insurance and reinsurance for us. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company, which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty Insurance Company is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011, 2010 and 2009 underwriting years through our wholly owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. For financial information by segment, refer to Note 3, Segment Information, to the Consolidated Financial Statements.

Significant Accounting Policies

Cash

Cash includes cash on hand, demand deposits with banks and treasury bills with original maturities of less than 90 days.

Investments

As of December 31, 2011 and 2010, all fixed maturity and equity securities held by the Company were carried at fair value and classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders’ equity. Fixed maturity securities include bonds, mortgage-backed and asset-backed securities. Equity securities consist of common stock.

Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date.

All prices for our fixed maturities, equity securities and short-term investments valued as Level 1, Level 2 or Level 3 in the fair value hierarchy, as defined in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members of the investment management firm, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate fair value hierarchy. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sample of the prices and assess their reasonableness.

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

Impairment of Invested Assets

Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of securities.

For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. We assess whether the amortized cost basis of a fixed maturity security will be recovered by comparing the present value of cash flows expected to be collected to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of other-than-temporary impairment (“OTTI”) losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within Other Comprehensive Income (“OCI”).

For equity securities, in general, we focus our attention on those securities whose fair value was less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, we will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and the impact of the amount. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

For equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. Our ability to hold such securities is evaluated by the Company and is based on whether there is sufficient cash flow from operations and from maturities within our investment portfolio in order to meet claims payment and other disbursement obligations arising from our underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

The day to day management of our investment portfolio is outsourced to third party investment managers. While these investment managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of the portfolio management may result in a subsequent decision to sell the security and realize the loss based upon a change in the market and other factors described above. Investment managers are required to notify management of rating agency downgrades of securities in their portfolios as well as any potential investment valuation issues at the end of each quarter. Investment managers are also required to notify management, and receive approval, prior to the execution of a transaction or series of related transactions that may result in a realized loss above a certain threshold. Additionally, management monitors the execution of a transaction or series of related transactions that may result in any realized loss up until a certain period beyond the close of a quarterly accounting period.

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

Substantially all of our business is placed through agents and brokers. Since the majority of our gross written premiums are primary or direct, as opposed to assumed, the delays in reporting assumed premiums generally do not have a significant effect on our financial statements, as we record estimates for both unreported direct and assumed premiums. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology which is generally pro-rata over the policy period or over the period of risk if the period of risk differs significantly from the contract period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported (“IBNR”) loss reserves for reported premiums.

A portion of our premium is estimated for unreported premium, mostly for the marine business written by our U.K. Branch and Lloyd’s Operations as well as the accident and health reinsurance business written by our recently established reinsurance division Navigators Reinsurance. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Deferred Policy Acquisition Costs

Costs of acquiring business which vary with and are directly related to the production of business are deferred and amortized ratably over the period that the related premiums are recognized as revenue. Such costs primarily include commission expense, other underwriting expenses and premium taxes. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses, commission expense and operating expenses based on historical and current experience as well as anticipated investment income.

Reserves for Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for IBNR claims and loss adjustment expenses. Indicated IBNR loss reserves are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the basic earnings per share adjusted for the potential dilution that would occur if all issued stock options were exercised and all stock grants were fully vested.

Depreciation and Amortization

Depreciation of furniture and fixtures, electronic data processing equipment and computer software is provided over the estimated useful lives of the respective assets, ranging from three to seven years, using the straight-line method. Amortization of leasehold improvements is provided over the shorter of the useful lives of those improvements or the contractual terms of the leases using the straight-line method.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets were $6.9 million as of December 31, 2011 and 2010, respectively. The goodwill and other intangible assets consist of $2.5 million for the underwriting agencies as of December 31, 2011 and 2010, respectively and $4.3 million and $4.4 million for the Lloyd’s Operations as of December 31, 2011 and 2010, respectively. The December 31, 2011 and 2010 goodwill and other intangible assets of $6.9 million consisted of $4.8 million of goodwill and $2.1 million of indefinite lived intangible assets, respectively. Goodwill and other intangible assets on the Company’s Consolidated Balance Sheets are not amortized and may fluctuate due to changes in the currency exchange rates between the U.S. dollar and the British pound.

We completed our annual impairment review of goodwill and other intangible assets which did not result in an impairment as of December 31, 2011.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance (Accounting Standards Update (“ASU”) 2010-06) which improves disclosures about fair value measurements (Accounting Standards Codification (“ASC” or “Codification”) 820-10). This guidance requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 and additional disclosures regarding Level 3 purchases, sales, issuances and settlements. In addition, this guidance also requires fair value measurement disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for items classified as Level 2 or Level 3. This guidance was effective as of January 1, 2010 for calendar year reporting entities with the exception of the additional disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which became effective as of January 1, 2011 for calendar year reporting entities. Early adoption was permitted. The Company adopted this guidance in the first quarter of 2010 with the exception of the additional disclosures about purchases, sales, issuances and settlement in the roll forward of activity in Level 3 fair value measurements, which the Company adopted in the first quarter of 2011. Adoption of this guidance did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Recent Accounting Developments

In September 2011, the FASB issued ASU 2011-08 amending Codification topic 350 – Intangibles – Goodwill and Other. The amendment simplifies how goodwill is tested for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The amendment is effective for the interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, but the Company did not early adopt. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 amending Codification Topic 220—Comprehensive Income. The amendment requires that other comprehensive income be either presented in a single continuous statement or two separate but consecutive statements. In addition, the amendment requires the disclosure of reclassification adjustments for items reclassified from other comprehensive income to net income on the face of the financial statements. The amendment is effective for the interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. This standard will only affect the Company’s presentation of comprehensive income and will not affect the Company’s financial position, results of operations, and cash flows.

In May 2011, the FASB issued ASU 2011-04 amending Codification Topic 820—Fair Value Measurements and Disclosures. The amendments were intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendment expands and enhances current disclosures about fair value measurement and clarifies the FASB’s intent regarding the application of existing fair value measurement requirements in certain circumstances. The amendments are effective for the interim and annual periods beginning after December 15, 2011 and should be applied prospectively. We are currently evaluating the impact of this amendment on the Company’s consolidated financial position, results of operations and cash flows.

In October 2010, the FASB issued ASU 2010-26 amending Codification Topic 944 – Financial Services – Insurance; Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendment clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In addition, the amendment limits deferrable costs that can be capitalized to those that are incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods within a fiscal year, beginning after December 15, 2011. The guidance is to be applied prospectively upon effectiveness of the amendment, with retrospective application permitted, but not required. The Company did not early adopt. The Company will adopt this guidance prospectively in the first quarter of 2012. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Note 2. Earnings Per Share

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands, except share and per share amounts	2011	2010	2009
Net income (loss)	$25,597	$69,578	$63,158
Basic weighted average shares	14,980,429	16,064,770	16,935,488
Effect of common stock equivalents:
Assumed exercise of stock options and vesting of stock grants	202,856	350,496	386,532

Diluted weighted average shares	15,183,285	16,415,266	17,322,020
Net income (loss) per common share:
Basic	$1.71	$4.33	$3.73

Diluted	$1.69	$4.24	$3.65

Note 3. Segment Information

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

The Company evaluates the performance of each underwriting segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premiums, net losses and loss adjustment expenses (“LAE”), commission expenses, other operating expenses and other income (expense). Each segment maintains its own investments on which it earns income and realizes capital gains or losses. The Company’s underwriting performance is evaluated separately from the performance of its investment portfolios.

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

Financial data by segment for 2011, 2010, and 2009 was as follows:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$788,419	$319,797	$—	$1,108,216
Net written premiums	542,391	211,407	—	753,798

Net earned premiums	472,463	219,182	—	691,645
Net losses and loss adjustment expenses	(341,625)	(135,372)	—	(476,997)
Commission expenses	(64,165)	(48,341)	2,069	(110,437)
Other operating expenses	(101,517)	(36,512)	—	(138,029)
Other income (expense)	3,955	(657)	(2,069)	1,229

Underwriting profit (loss)	$(30,889)	$(1,700)	$—	$(32,589)

Net investment income	54,164	8,955	381	63,500
Net realized gains (losses)	12,151	(2,354)	214	10,011
Interest expense	—	—	(8,188)	(8,188)

Income (loss) before income taxes	$35,426	$4,901	$(7,593)	$32,734

Income tax expense (benefit)	8,271	1,523	(2,657)	7,137

Net income (loss)	$27,155	$3,378	$(4,936)	$25,597

Identifiable assets	$2,768,930	$865,230	$35,847	$3,670,007

Losses and loss adjustment expenses ratio	72.3%	61.8%		69.0%
Commission expense ratio	13.6%	22.1%		16.0%
Other operating expense ratio (2)	20.6%	16.9%		19.7%

Combined ratio	106.5%	100.8%		104.7%

(1) — Includes Corporate segment intercompany eliminations.

(2) — Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2010
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$665,505	$321,696	$—	$987,201
Net written premiums	429,355	224,583	—	653,938

Net earned premiums	438,851	221,080	—	659,931
Net losses and loss adjustment expenses	(280,120)	(141,035)	—	(421,155)
Commission expenses	(59,122)	(49,991)	—	(109,113)
Other operating expenses	(106,631)	(33,112)	—	(139,743)
Other income (expense)	1,698	3,488	—	5,186

Underwriting profit (loss)	$(5,324)	$430	$—	$(4,894)

Net investment income	62,792	8,286	584	71,662
Net realized gains (losses)	36,057	3,323	859	40,239
Interest expense	—	—	(8,178)	(8,178)

Income (loss) before income taxes	$93,525	$12,039	$(6,735)	$98,829

Income tax expense (benefit)	27,219	4,389	(2,357)	29,251

Net income (loss)	$66,306	$7,650	$(4,378)	$69,578

Identifiable assets	$2,623,871	$838,047	$69,541	$3,531,459

Losses and loss adjustment expenses ratio	63.8%	63.8%		63.8%
Commission expense ratio	13.5%	22.6%		16.5%
Other operating expense ratio (2)	23.9%	13.4%		20.4%

Combined ratio	101.2%	99.8%		100.7%

(1) — Includes Corporate segment intercompany eliminations.

(2) — Includes Other operating expenses and Other income.

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2009
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$730,776	$314,142	$—	$1,044,918
Net written premiums	477,673	223,582	—	701,255

Net earned premiums	479,121	204,242	—	683,363
Net losses and loss adjustment expenses	(304,672)	(131,326)	—	(435,998)
Commission expenses	(61,949)	(37,727)	768	(98,908)
Other operating expenses	(104,801)	(27,896)	—	(132,697)
Other income (expense)	3,498	961	(768)	3,691

Underwriting profit (loss)	$11,197	$8,254	$—	$19,451

Net investment income	65,717	9,229	566	75,512
Net realized gains (losses)	533	(3,193)	—	(2,660)
Gain on debt repurchase			3,000	3,000
Interest expense	—	—	(8,455)	(8,455)

Income (loss) before income taxes	$77,447	$14,290	$(4,889)	$86,848

Income tax expense (benefit)	19,819	5,582	(1,711)	23,690

Net income (loss)	$57,628	$8,708	$(3,178)	$63,158

Identifiable assets	$2,576,643	$791,143	$86,208	$3,453,994

Losses and loss adjustment expenses ratio	63.6%	64.3%		63.8%
Commission expense ratio	12.9%	18.5%		14.5%
Other operating expense ratio (2)	21.1%	13.2%		18.9%

Combined ratio	97.6%	96.0%		97.2%

(1) — Includes Corporate segment intercompany eliminations.

(2) — Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$228,500	$167,562	$396,062
Property casualty	445,287	115,138	560,425
Professional liability	114,632	37,097	151,729

Total	$788,419	$319,797	$1,108,216

Net written premiums :
Marine	$170,642	$137,206	$307,848
Property casualty	293,758	56,249	350,007
Professional liability	77,991	17,952	95,943

Total	$542,391	$211,407	$753,798

Net earned premiums:
Marine	$169,018	$145,659	$314,677
Property casualty	231,297	55,903	287,200
Professional liability	72,148	17,620	89,768

Total	$472,463	$219,182	$691,645

	Year Ended December 31, 2010
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$223,061	$182,723	$405,784
Property casualty	312,651	94,799	407,450
Professional liability	129,793	44,174	173,967

Total	$665,505	$321,696	$987,201

Net written premiums :
Marine	$151,059	$149,340	$300,399
Property casualty	197,845	54,049	251,894
Professional liability	80,451	21,194	101,645

Total	$429,355	$224,583	$653,938

Net earned premiums:
Marine	$155,846	$149,225	$305,071
Property casualty	200,741	49,852	250,593
Professional liability	82,264	22,003	104,267

Total	$438,851	$221,080	$659,931

	September 30,	September 30,	September 30,
	Year Ended December 31, 2009
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$241,438	$191,959	$433,397
Property casualty	352,285	78,151	430,436
Professional liability	137,053	44,032	181,085

Total	$730,776	$314,142	$1,044,918

Net written premiums :
Marine	$171,289	$156,153	$327,442
Property casualty	227,234	45,097	272,331
Professional liability	79,150	22,332	101,482

Total	$477,673	$223,582	$701,255

Net earned premiums:
Marine	$157,534	$142,958	$300,492
Property casualty	246,143	39,330	285,473
Professional liability	75,444	21,954	97,398

Total	$479,121	$204,242	$683,363

The Insurance Companies net earned premiums include $88.3 million, $86.1 million and $85.4 million of net earned premiums from the U.K. Branch for 2011, 2010 and 2009, respectively.

Note 4. Investments

The following tables set forth the Company’s cash and investments as of December 31, 2011 and 2010. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
		Gross	Gross		OTTI
		Unrealized	Unrealized	Amortized	Recognized
In thousands	Fair Value	Gains	Losses	Cost	in OCI
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed-maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities - common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
		Gross	Gross		OTTI
		Unrealized	Unrealized	Amortized	Recognized
In thousands	Fair Value	Gains	Losses	Cost	in OCI
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$324,145	$5,229	$(4,499)	$323,415	$—
States, municipalities and political subdivisions	392,250	11,903	(3,805)	384,152	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	382,628	10,127	(2,434)	374,935	—
Residential mortgage obligations	20,463	24	(2,393)	22,832	(1,646)
Asset-backed securities	46,093	247	(292)	46,138	—
Commercial mortgage-backed securities	190,015	4,804	(1,794)	187,005	—

Subtotal	$639,199	$15,202	$(6,913)	$630,910	$(1,646)
Corporate bonds	526,651	15,075	(5,545)	517,121	—

Total fixed-maturities	$1,882,245	$47,409	$(20,762)	$1,855,598	$(1,646)
Equity securities - common stocks	87,258	22,475	(10)	64,793	—
Short-term investments	153,057	—	—	153,057	—
Cash	31,768	—	—	31,768	—

Total	$2,154,328	$69,884	$(20,772)	$2,105,216	$(1,646)

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of December 31, 2011 are shown in the following table:

	September 30,	September 30,
	December 31, 2011
		Amortized
In thousands	Fair Value	Cost
Due in one year or less	$65,454	$64,925
Due after one year through five years	551,225	542,238
Due after five years through ten years	372,275	349,061
Due after ten years	215,139	201,523
Mortgage- and asset-backed securities	683,976	658,963

Total	$1,888,069	$1,816,710

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.6 years.

The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at December 31, 2011 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

	September 30,	September 30,	September 30,
	December 31, 2011
			Percent of
In thousands	Rating	Fair Value	Total
Rating description:
Extremely strong	AAA	$291,600	15%
Very strong	AA	1,048,922	56%
Strong	A	422,777	22%
Adequate	BBB	108,299	6%
Speculative	BB & Below	11,665	1%
Not rated	NR	4,806	0%

Total	AA	$1,888,069	100%

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2011 and 2010, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	7	$58,587	$98	36	$163,253	$4,499
7-12 months		—	—	—	—	—
> 12 months	2	6,883	285	—	—	—

Subtotal	9	$65,470	$383	36	$163,253	$4,499
States, municipalities and political subdivisions
0-6 months	7	$5,894	$72	57	$112,291	$3,749
7-12 months	1	216	1	1	1,004	20
> 12 months	5	2,420	35	4	1,317	36

Subtotal	13	$8,530	$108	62	$114,612	$3,805
Agency mortgage-backed securities
0-6 months	3	$5,087	$3	36	$139,226	$2,434
7-12 months		—	—	—	—	—
> 12 months		—	—	—	—	—

Subtotal	3	$5,087	$3	36	$139,226	$2,434
Residential mortgage obligations
0-6 months	6	$6,672	$184	3	$3,215	$20
7-12 months	7	5,250	313	—	—	—
> 12 months	47	10,749	2,351	52	15,939	2,373

Subtotal	60	$22,671	$2,848	55	$19,154	$2,393
Asset-backed securities
0-6 months	2	$4,933	$12	7	$28,175	$292
7-12 months	5	6,645	63	—	—	—
> 12 months	1	2	—	1	2	—

Subtotal	8	$11,580	$75	8	$28,177	$292
Commercial mortgage-backed securities
0-6 months	6	$5,465	$29	16	$78,212	$1,755
7-12 months	3	6,840	550	—	—	—
> 12 months	3	1,503	14	2	491	39

Subtotal	12	$13,808	$593	18	$78,703	$1,794
Corporate bonds
0-6 months	52	$135,516	$4,539	98	$214,180	$5,545
7-12 months	18	27,561	1,457	—	—	—
> 12 months	8	14,898	776	—	—	—

Subtotal	78	$177,975	$6,772	98	$214,180	$5,545

Total fixed maturities	183	$305,121	$10,782	313	$757,305	$20,762

Equity securities - common stocks
0-6 months	4	$3,320	$587	1	$322	$10
7-12 months	1	1,629	371	—	—	—
> 12 months	—	—	—	—	—	—

Total equity securities	5	$4,949	$958	1	$322	$10

As of December 31, 2011 and 2010, the largest single unrealized loss by a non-government backed issuer in the fixed maturities was $1.4 million and $0.7 million, respectively.

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

For equity securities, in general, the Company focuses its attention on those securities with a fair value less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, the Company will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

For equity securities, the Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, the Company considers its intent to sell a security and whether it is more likely than not that the Company will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. The Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

The following table summarizes the gross unrealized investment losses as of December 31, 2011 by length of time where the fair value is less than 80% of amortized cost.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Period for Which Fair Value is Less than 80% of Amortized Cost
In thousands	Less than 3 months	Longer than 3 months, less than 6 months	6 months or longer, less than 12 months	12 months or longer	Total
Fixed maturities	$—	$—	$—	$(1,039)	$(1,039)
Equity securities	(243)	(103)	—	—	(346)

Total	$(243)	$(103)	$—	$(1,039)	$(1,385)

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010		2009
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total other than temporary impairment losses:
Corporate and other bonds	1	$109	—	$—	2	$564
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	19	2,616	18	1,835	39	19,783
Asset-backed securities	—	—	—	—	1	143
Equities	2	892	2	387	56	8,775

Total	22	$3,617	20	$2,222	98	$29,265

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		1,632		1,142		17,324
Asset-backed securities		—		—		64
Equities		—		—		—

Total		$1,632		$1,142		$17,388

Impairment losses recognized in earnings:
Corporate and other bonds		$109		$—		$564
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		984		693		2,458
Asset-backed securities		—		—		80
Equities		892		387		8,775

Total		$1,985		$1,080		$11,877

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the periods ended December 31, 2011, 2010 and 2009. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Beginning balance	$2,228	$2,523	$—
Additions for credit loss impairments recognized in the current period on securities not previously impaired	109	271	3,102
Additions for credit loss impairments recognized in the current period on securities previously impaired	984	422	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	(988)	(579)

Ending balance	$3,321	$2,228	$2,523

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of December 31, 2011 is presented in the following table:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$8	0%	$5,570	2%
Due after one year through five years	4,992	46%	190,234	62%
Due after five years through ten years	1,786	17%	42,649	14%
Due after ten years	477	4%	13,522	4%
Mortgage- and asset-backed securities	3,519	33%	53,146	18%

Total	$10,782	100%	$305,121	100%

The Company’s net investment income was derived from the following sources:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Fixed maturities	$65,060	$69,996	$74,779
Equity securities	5,071	3,028	2,464
Short-term investments	964	965	811

	71,095	73,989	78,054
Investment expenses	(7,595)	(2,327)	(2,542)

Net investment income	$63,500	$71,662	$75,512

Investment expenses in 2011 included $4.7 million of estimated interest expense related to a summary judgment order entered against the Company in its dispute with Resolute in which the Court awarded $4.7 million in interest to Resolute on previously paid balances that were allegedly overdue under certain reinsurance agreements. The Company is appealing the Court’s ruling. Refer to Note 12, Commitments and Contingencies.

The change in net unrealized gains/(losses), inclusive of the change in the non credit portion of other-than-temporary impairment losses, consisted of:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Fixed maturities	$44,712	$(12,039)	$59,667
Equity securities	(183)	7,231	15,955

Gross unrealized gains (losses)	44,529	(4,808)	75,622
Deferred income tax	15,143	(1,324)	25,602

Change in net unrealized gains (losses), net	$29,386	$(3,484)	$50,020

Realized gains/(losses), excluding net other-than-temporary impairment losses recognized in earnings, for the periods indicated were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Fixed maturities:
Gains	$11,678	$42,932	$18,312
Losses	(7,044)	(3,239)	(9,676)

Fixed maturities, net	$4,634	$39,693	$8,636
Equity securities:
Gains	$9,319	$1,867	$2,110
Losses	(1,957)	(241)	(1,529)

Equity securities, net	$7,362	$1,626	$581

Net realized gains (losses)	$11,996	$41,319	$9,217

The following tables present, for each of the fair value hierarchy levels as defined in ASC 820, Fair Value Measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$136,625	$199,445	$—	$336,070
States, municipalities and political subdivisions	—	410,836	—	410,836
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	395,860	—	395,860
Residential mortgage obligations	—	23,148	—	23,148
Asset-backed securities	—	48,934	—	48,934
Commercial mortgage-backed securities	—	216,034	—	216,034

Subtotal	$—	$683,976	$—	$683,976
Corporate bonds	—	457,187	—	457,187

Total fixed-maturities	$136,625	$1,751,444	$—	$1,888,069
Equity securities - common stocks	95,849	—	—	95,849

Total	$232,474	$1,751,444	$—	$1,983,918

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
In thousands	Level 1	Level 2	Level 3	Total
Fixed-maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$212,933	$111,212	$—	$324,145
States, municipalities and political subdivisions	—	392,250	—	392,250
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	382,628	—	382,628
Residential mortgage obligations	—	20,463	—	20,463
Asset-backed securities	—	46,093	—	46,093
Commercial mortgage-backed securities	—	188,178	1,837	190,015

Subtotal	$—	$637,362	$1,837	$639,199
Corporate bonds	—	526,651	—	526,651

Total fixed-maturities	$212,933	$1,667,475	$1,837	$1,882,245
Equity securities - common stocks	87,258	—	—	87,258

Total	$300,191	$1,667,475	$1,837	$1,969,503

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

The Company did not have any significant transfers between Level 1 and 2 for the years ended December 31, 2011 and 2010.

There were no significant judgments made in classifying instruments in the fair value hierarchy.

As of December 31, 2011, the company did not have any Level 3 assets. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs for the years ended December 31, 2011, 2010, and 2009.

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Year Ended December 31, 2011
		Realized	Unrealized				Transfers	Transfers
	Beginning	Gains	Gains				into	out of	Ending
In thousands	Balance	(Losses)	(Losses)	Purchases	Sales	Settlements	Level 3	Level 3	Balance
Assets:
Commercial
Mortgage Obligations	$1,837	$—	$94	$—	$—	$—	$—	$(1,931)	$—

Total assets	$1,837	$—	$94	$—	$—	$—	$—	$(1,931)	$—

	Year Ended December 31, 2010
	Beginning	Realized Gains	Unrealized Gains				Transfers into	Transfers out of	Ending
In thousands	Balance	(Losses)	(Losses)	Purchases	Sales	Settlements	Level 3	Level 3	Balance
Assets:
Commercial
Mortgage Obligations	$—	$—	$(19)	$1,856	$—	$—	$—	$—	$1,837

Total assets	$—	$—	$(19)	$1,856	$—	$—	$—	$—	$1,837

	Year Ended December 31, 2009
	Beginning	Realized Gains	Unrealized Gains				Transfers into	Transfers out of	Ending
In thousands	Balance	(Losses)	(Losses)	Purchases	Sales	Settlements	Level 3	Level 3	Balance
Assets:
Commercial
Mortgage Obligations	$156	$—	$23	$—	$(23)	$—	$—	$(156)	$—

Total assets	$156	$—	$23	$—	$(23)	$—	$—	$(156)	$—

As of December 31, 2011 and 2010, fixed maturities with amortized values of $10.2 million and $10.9 million, respectively, were on deposit with various state insurance departments. In addition, at December 31, 2011, investments of $1.2 million were on deposit at a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. In addition, at both December 31, 2011 and 2010, $0.3 million of investments were pledged as security under a reinsurance treaty.

As of December 31, 2011 and 2010, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

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

The following table summarizes the activity in our reserve for losses and LAE during the three most recent years:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Net reserves for losses and LAE at beginning of year	$1,142,542	$1,112,934	$999,871
Provision for losses and LAE for claims occurring in the current year	474,852	434,957	444,939
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	2,145	(13,802)	(8,941)

Incurred losses and LAE	476,997	421,155	435,998
Losses and LAE paid for claims occurring during:
Current year	(73,242)	(76,982)	(59,412)
Prior years	(309,063)	(314,565)	(263,523)

Losses and LAE payments	(382,305)	(391,547)	(322,935)

Net reserves for losses and LAE at end of year	1,237,234	1,142,542	1,112,934
Reinsurance recoverables on unpaid losses and LAE	845,445	843,296	807,352

Gross reserves for losses and LAE at end of year	$2,082,679	$1,985,838	$1,920,286

The segment break down of prior years’ net reserve deficiency (redundancy) was as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Insurance Companies:
Marine	$1,348	$(4,155)	$11,893
Property Casualty	(6,828)	(14,923)	(35,658)
Professional Liability	17,582	13,623	20,686

Subtotal Insurance Companies	$12,102	$(5,455)	$(3,079)
Lloyd’s Operations	(9,957)	(8,347)	(5,862)

Total deficiencies (redundancies)	$2,145	$(13,802)	$(8,941)

The following is a discussion of relevant factors impacting our $2.1 million net reserve deficiencies for the year ended December 31, 2011:

The adverse development of $1.3 million for our Insurance Companies Marine business was driven by $4.0 million of unfavorable loss emergence in Inland Marine in accident years 2009 and 2010 which was offset by $2.7 million favorable development in Ocean Marine. The Ocean Marine development was driven by $5.8 million of favorable development in accident years 2008 to 2010 and was partially offset by $3.2 million of adverse development for accident years 2007 and prior. Ocean Marine’s favorable development was driven by the Craft, P&I, and Transport classes with partial offsets from the Specie and Liability classes.

Our Insurance Companies Property Casualty business experienced $6.8 million of favorable development overall which was driven by favorable development of $8.4 million from Offshore Energy across several accident years and was partially offset by adverse development from runoff Liquor Liability in accident years 2008 and 2009.

Our Insurance Companies Professional Liability business had overall adverse development of $17.6 million, which consisted of adverse development of $14.5 million and $3.1 million from Management Liability and Errors and Omissions, respectively. The Management Liability development was primarily driven by coverage of Public companies for accident years 2009 and 2010. The Errors and Omissions development was driven by Small Lawyer Professional Liability and Miscellaneous Professional Liability classes for accident year 2010.

Our Lloyd’s operations experienced $10.0 million of favorable development. This was driven by favorable development of $10.3 million and $5.5 million from the Marine and Nav Tech divisions respectively, which was partially offset by $5.8 million of unfavorable development from Professional Liability. The favorable development in Marine was primarily from the Cargo, Liability and Specie classes for accident years 2008 and prior. The favorable development in Nav Tech was from Offshore Energy primarily in accident years 2007 to 2009. The adverse development in Professional Liability was mostly from Errors and Omissions in accident years 2006 to 2008.

The following is a discussion of relevant factors impacting our $13.8 million net reserve redundancies for the year ended December 31, 2010:

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

The Insurance Companies recorded $13.6 million of net prior year unfavorable development for professional liability:

•

The directors and officers liability book of business had $15.7 million of adverse development, which was primarily attributable to a severity study of our open claims completed during the fourth quarter. This study showed our IBNR to be significantly deficient if current trends continued and we raised our loss estimates for underwriting years 2002 to 2009. This was partially offset by $1.4 million of favorable development on a run-off lawyers book of business written from London where we saw favorable settlements of outstanding claims and $0.7 million of favorable development on other lawyers business mostly due to a favorable claim reserve settlement.

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

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company (“A.M. Best”) and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus. Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Reinsurance Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

The credit quality distribution of our reinsurance recoverables of $1.05 billion as of December 31, 2011 for ceded paid and unpaid losses and loss adjustment expenses and ceded unearned premiums based on insurer financial strength ratings from A. M. Best or S&P was as follows:

	September 30,	September 30,	September 30,
			Percent of
In thousands	Rating	Fair Value(2)	Total(3)
A.M. Best Rating description (1) :
Superior	A++, A+	$535,060	51%
Excellent	A, A-	505,314	48%
Very good	B++, B+	552	0%
Not rated	NR	12,472	1%

Total		$1,053,398	100%

(1)	— Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.

(2)

— Net of reserve for uncollectible reinsurance of approximately $13.0 million. The fair value consists of reinsurance recoverables on paid losses due within 30-45 days and reinsurance on unpaid losses which by nature of our reserving process is our best estimate of the value as of December 31, 2011.

(3)

— The Company holds offsetting collateral of approximately 16.8%, including 50.5% for B++ and B+ companies and 62.5% for not rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expense and ceded unearned premium (constituting approximately 74.7% of the total recoverable), together with the reinsurance recoverable and collateral as of December 31, 2011, and the reinsurers’ rating from the indicated rating agency:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total(1)	Collateral Held(2)	AMB	S&P
Munich Reinsurance America Inc.	$11,286	$78,562	$89,848	$386	A+	AA-
Everest Reinsurance Company	14,528	75,094	89,622	6,634	A+	A+
Swiss Reinsurance America Corporation	4,730	84,343	89,073	8,041	A+	AA-
Transatlantic Reinsurance Company	15,177	71,530	86,707	6,416	A	A+
National Indemnity Company	15,591	37,251	52,842	5,774	A++	AA+
Partner Reinsurance Europe	7,227	32,682	39,909	20,272	A+	AA-
Berkley Insurance Company	1,755	31,278	33,033	243	A+	A+
Scor Holding (Switzerland) AG	2,234	29,822	32,056	7,754	A	A
Lloyd's Syndicate #2003	5,581	25,380	30,961	6,481	A	A+
General Reinsurance Corporation	703	27,630	28,333	852	A++	AA+
Allied World Reinsurance	6,773	20,291	27,064	2,293	A	A
Munchener Ruckversicherungs-Gesellschaft	858	25,815	26,673	6,614	A+	AA-
Ace Property and Casualty Insurance Company	1,525	22,339	23,864	—	A+	AA-
Platinum Underwriters Re	800	22,186	22,986	2,829	A	A-
White Mountains Reinsurance of America	117	22,544	22,661	96	A	A-
AXIS Re Europe	6,188	15,853	22,041	5,434	A	A+
Tower Insurance Company	8,191	12,980	21,171	1,798	A-	NR
Scor Global P&C SE	10,871	5,911	16,782	6,002	A	A
Lloyd's Syndicate #4000	1,999	13,571	15,570	1,814	A	A+
Validus Reinsurance Ltd.	3,004	12,457	15,461	9,981	A-	A-

Top 20 Total	$119,138	$667,519	$786,657	$99,714
All Others	45,024	221,717	266,741	77,717

Total	$164,162	$889,236	$1,053,398	$177,431

(1)	— Net of reserve for uncollectible reinsurance of approximately $13.0 million.

(2)	— Collateral includes letter of credit, ceded balances payable and other balances held by the Company's Insurance Companies and Lloyd’s Operations.

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

Approximately $50.9 million of the reinsurance recoverables for paid and unpaid losses as of December 31, 2011 was due from reinsurers as a result of the losses from the 2008 and 2005 Hurricanes. In addition, as of December 31, 2011, reinsurance recoverables for paid and unpaid losses of approximately $80.9 million was due from reinsurers in connection with the Deepwater Horizon incident.

The following table summarizes written premium:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Direct	$929,778	$916,817	$966,251
Assumed	178,438	70,384	78,667
Ceded	(354,418)	(333,263)	(343,663)

Net	$753,798	$653,938	$701,255

The following table summarizes earned premium:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Direct	$912,020	$925,935	$977,170
Assumed	125,797	72,643	78,932
Ceded	(346,172)	(338,647)	(372,739)

Net	$691,645	$659,931	$683,363

The following table summarizes losses and loss adjustment expenses incurred:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Direct	$608,445	$669,949	$625,558
Assumed	81,945	32,505	44,318
Ceded	(213,393)	(281,299)	(233,878)

Net	$476,997	$421,155	$435,998

We are required to pay losses in the event the assuming reinsurers are unable to meet their obligations under their reinsurance agreements. Charges for uncollectible reinsurance amounts, all of which were recorded to incurred losses, were $.05 million, $(0.8) million, and $2.0 million for 2011, 2010 and 2009, respectively.

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

The components of current and deferred income tax expense (benefit) are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Current income tax expense:
Federal and foreign	$573	$11,965	$25,833
State and local	340	97	142

Subtotal	913	12,062	25,975

Deferred income tax expense (benefit):
Federal and foreign	6,224	17,189	(2,285)
State and local	—	—	—

Subtotal	6,224	17,189	(2,285)

Total income tax expense	$7,137	$29,251	$23,690

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre-tax operating income was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011		2010		2009
Computed expected tax expense	$11,457	35.0%	$34,590	35.0%	$30,397	35.0%
Tax-exempt interest	(4,437)	-13.6%	(5,992)	-6.1%	(8,295)	-9.6%
Dividends received deduction	(1,065)	-3.3%	(718)	-0.7%	(598)	-0.7%
Proration	825	2.5%	1,006	1.0%	1,334	1.5%
Current state and local income taxes,net of federal income tax	221	0.7%	63	0.1%	93	0.1%
Other	136	0.4%	302	0.3%	759	0.9%

Actual tax expense and rate	$7,137	21.8%	$29,251	29.6%	$23,690	27.3%

The tax effects of temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	September 30,	September 30,
	December 31,
In thousands	2011	2010
Deferred tax assets:
Loss reserve discount	$31,687	$30,190
Unearned premiums	19,253	14,358
Compensation related	2,695	5,149
State and local net deferred tax assets	242	2,185
Other	664	3,872

Total gross deferred tax assets	54,541	55,754
Less: Valuation allowance	(242)	(2,185)

Total deferred tax assets	54,299	53,569

Deferred tax liabilities:
Deferred acquisition costs	(16,939)	(11,645)
Net unrealized gains on securities	(32,782)	(17,638)
Other	(10,869)	(9,145)

Total deferred tax liabilities	(60,590)	(38,428)

Net deferred income tax asset (liability)	$(6,291)	$15,141

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $60.9 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.2 million, assuming all foreign tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that we will realize the benefits of its deductible differences as of December 31, 2011, net of any valuation allowance.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.2 million and $2.2 million as of December 31, 2011 and 2010, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million and $1.4 million as of December 31, 2011 and 2010, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of December 31, 2011 expire from 2024 to 2030.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of December 31, 2011 and 2010. The Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2011 and 2010. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2008 and subsequent years.

Note 8. Credit Facility

On April 1, 2011, the Company entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility is a letter of credit facility and replaces a $140 million credit facility agreement that expired March 31, 2011. The credit facility, which is denominated in U.S. dollars, will be utilized to fund the Company’s participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to issue new letters of credit expired on December 31, 2011. If any letters of credit remain outstanding under the facility after December 31, 2012, the Company would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2011, letters of credit with an aggregate face amount of $149.6 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of December 31, 2011.

As a result of the April 1, 2011 replacement of the expiring credit facility, the applicable margin and applicable fee rate payable under the letter of credit facility are now based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s Investors Service (“Moody’s”) with respect to the Company’s senior unsecured long-term debt securities, without third-party credit enhancement, and the amount of the Company’s own ‘Funds at Lloyd’s’ collateral.

Note 9. Senior Note due May 1, 2016

On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The Principal amount of the 7% Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability at December 31, 2011 was $114.3 million. The unamortized discount at December 31, 2011 was $0.7 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016, as a result of these transactions, is $115.0 million.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. Interest expense on the Senior Notes for the years ended December 31, 2011 and 2010 was $8.2 million, respectively.

The Senior Notes, our only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2011, the Company was in compliance with all such covenants.

Note 10. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £175 million ($271 million) for the 2011 underwriting year compared to £168 million ($264 million) for the 2010 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2011, 2010 and 2009 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of December 31, 2011, the Company had provided letters of credit of $149.6 million and did not have any cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2011 and 2012 underwriting years. The ability to issue new letters of credit expires on December 31, 2011. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2012, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 8, Credit Facility, for additional information.

Note 11. Fiduciary Funds

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

Note 12. Commitments and Contingencies

Future minimum annual rental commitments as of December 31, 2011 under various noncancellable operating leases for our office facilities, which expire at various dates through 2020, are as follows:

September 30,
Year Ended
In thousands	December 31,
2012	$9,243
2013	9,163
2014	7,845
2015	7,741
2016	6,194
Thereafter	9,067

Total minimum operating lease payments	$49,253

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $10.4 million, $9.3 million and $8.6 million, respectively.

In the ordinary course of conducting business, the Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving the Company’s subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment reserves. The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to the Company’s consolidated financial condition, results of operations, or cash flows.

The Company’s subsidiaries are also from time to time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, the Company believes it has valid defenses to these cases. The Company’s management expects that the ultimate liability, if any, with respect to future extra-contractual matters will not be material to its consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on the Company’s consolidated results of operations or cash flows in a particular fiscal quarter or year.

In October 2010, Equitas represented by Resolute Management Services Limited (“Resolute”), commenced a lawsuit in the Supreme Court of the State of New York (the “Court Proceeding”) and separate arbitration proceedings (the “Arbitration” and collectively with the Court Proceeding, the “Resolute Proceedings”) against Navigators Management Company, Inc. (“NMC”) a wholly-owned subsidiary of the Company. The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Resolute alleges that it suffered damages of approximately $7.5 million as a result of the alleged delays in payment. The relative proportion of total damages sought in the Court Proceeding and Arbitration are approximately 55% and 45%, respectively. The Company believes that the claims of Resolute are without merit and it intends to vigorously contest the claims.

On October 25, 2011, an order was issued in the Court Proceeding denying NMC’s motion for summary judgment and granting Resolute’s cross-motion for partial summary judgment (the “Partial Summary Judgment Order”). The Partial Summary Judgment Order found that NMC had breached its obligations under the reinsurance agreements at issue in the Court Proceeding and further found that Resolute was entitled to damages for unpaid interest at the statutory rate of 9%. On December 2, 2011, a Stipulation and Order was entered with the Court in favor of Resolute in the amount of $4.7 million with respect to the Partial Summary Judgment Order. Navigators disagrees with and is appealing the Partial Summary Judgment Order. As a result of the entry of the Partial Summary Judgment Order on December 2, 2011, however, Navigators established an interest expense accrual of $4.7 million pending the resolution of the appeal.

The Arbitration is in the dispositive motion phase and involves contracts and/or factual situations that are distinct from those in the Court Proceeding. Navigators intends to continue to vigorously contest the claims in the Arbitration.

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

Note 13. Share Capital and Share Repurchases

Our authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share. The Company has not issued any preferred shares as of December 31, 2011.

The following table represents changes in the Company’s issued and outstanding common shares for the periods indicated:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Beginning balance	15,742	16,846	16,856
Vested stock grants	178	109	74
Employee stock purchase plan	19	22	17
Stock options exercised	52	29	41
Treasury shares purchased	(1,979)	(1,264)	(142)

Ending balance	14,012	15,742	16,846

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

The following presents our share repurchases under the aforementioned programs for the periods indicated:

	September 30,	September 30,
	Total
	Number of	Average
	Shares	Cost Paid
	Purchased	Per Share
Fourth quarter 2009 activity	141,576	$47.72

Total 2009 activity	141,576	$47.72

First quarter 2010 activity	573,600	$41.27
Second quarter 2010 activity	558,003	40.32
Third quarter 2010 activity	97,115	42.25
Fourth quarter 2010 activity	35,566	48.04

Total 2010 activity	1,264,284	$41.11

First quarter 2011 activity	256,094	$50.96
Second quarter 2011 activity	597,026	47.55
Third quarter 2011 activity	749,076	43.03
Fourth quarter 2011 activity	376,911	45.61

Total 2011 activity	1,979,107	$45.91

Note 14. Dividends from Subsidiaries and Statutory Financial Information

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of December 31, 2011, the maximum amount available for the payment of dividends by Navigators Insurance Company during 2011 without prior regulatory approval is $59.2 million. Navigators Insurance Company paid $45.0 million, $40.0 million, and $25.0 million in dividends to the Parent Company in 2011, 2010 and 2009, respectively.

The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2011 (unaudited), 2010 and 2009 was $16.3 million, $85.7 million and $44.5 million, respectively. The statutory surplus as filed with the regulatory authorities was $662.2 million and $686.9 million as of December 31, 2011 (unaudited) and 2010 , respectively.

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

As part of its general regulatory oversight process, the New York Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. In 2011, the New York Department conducted an examination of Navigators Insurance Company and Navigators Specialty Insurance Company for the years 2005 through 2009. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations and subject to examination by the U.K. Financial Services Authority.

Note 15. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan

At our May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for our common stock. In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights from 1,000,000 to 1,500,000. Stockholders further amended and restated the 2005 Stock Incentive Plan in 2010. Now, known as the 2005 Amended and Restated Stock Incentive Plan, but no additional shares authorized for issuance. As of December 31, 2011, 1,073,825 of such awards were issued leaving 426,175 awards available to be issued in subsequent periods. Upon the approval of the 2005 Amended and Restated Stock Incentive Plan, no further awards are being issued under any of our other stock plans or the stock appreciation rights plan. All stock options issued under the 2005 Amended and Restated Stock Incentive Plan are exercisable upon vesting for one share of our common stock and are granted at exercise prices no less than the fair market value of our common stock on the date of grant.

The amounts charged to expense for stock-based compensation for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	September 30,	September 30,	September 30,
	Year Ended December 31,
In thousands	2011	2010	2009
Restricted stock units (1)	$139	$5,551	$8,793
Directors restricted stock grants (2)	248	210	180
Employee stock purchase plan	173	221	178
Stock appreciation rights (3)	(100)	(77)	(420)
Stock options	—	—	—

Total stock based compensation	$460	$5,905	$8,731

(1)	— The reduction in stock grant expense includes the reversal of previously recognized expense related to performance based awards that are not expected to vest.

(2)	— Relates to non-employee directors serving on the Parent Company’s Board of Directors, all who have been elected by the Company's shareholders, as well as NUAL’s Board of Directors.

(3)

— All issued stock appreciation rights were exercised during 2011. The Company will no longer issue awards from the Stock Appreciation Rights Plan as a result of the 2005 Amended and Restated Stock Incentive Plan.

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

Unvested restricted stock grants outstanding as of December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Beginning balance	590,661	619,739	558,049
Granted	184,758	169,134	202,731
Vested	(172,731)	(156,723)	(104,677)
Forfeited	(75,716)	(41,489)	(36,364)

Ending balance	526,972	590,661	619,739

Stock options outstanding as of December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010		2009
	# of Shares	Average Exercise Price	# of Shares	Average Exercise Price	# of Shares	Average Exercise Price
Beginning balance	157,500	$27.13	191,000	$26.21	231,750	$25.62
Granted	—	—	—		—	—
Exercised	(52,250)	$22.35	(29,000)	$21.12	(40,750)	$23.16
Expired or forfeited	—	—	(4,500)	$26.69	—	—

Ending balance	105,250	$29.50	157,500	$27.13	191,000	$26.21

Number of options exercisable	105,250	$29.50	157,500	$27.13	191,000	$26.21

The following table summarizes information about options outstanding as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Exercisable Options	Average Exercise Price
$21 to $30	83,750	2.0	$28.51	83,750	$28.51
$31 to $37	21,500	3.2	$33.39	21,500	$33.39

Total	105,250			105,250

The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights (“SARs”) at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Amended and Restated Stock Incentive Plan, no further awards will be issued from the Stock Appreciation Rights Plan. SARs outstanding as of December 31, 2011, 2010 and 2009 are as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010		2009
	SARs	Average Exercise Prices	SARs	Average Exercise Prices	SARs	Average Exercise Prices
Beginning balance	16,500	$18.74	52,000	$14.05	59,250	$13.89
Granted	—	—	—	—	—	—
Exercised	(16,500)	$18.74	(35,500)	$11.86	(7,250)	$12.76
Expired or forfeited	—	—	—	—	—	—

Ending balance	—	—	16,500	$18.74	52,000	$14.05

Number of SARs exercisable	—	—	16,500	$18.74	52,000	$14.05

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees. Employees are offered the opportunity to purchase the Company’s common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of our common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be approximately 7,346 shares purchased in 2012 from funds withheld during the July 1, 2011 to December 31, 2011 offering period. There were 19,074 shares purchased in 2011 in the aggregate from funds withheld during the offering periods of July 1, 2010 to December 31, 2010 and January 1, 2011 to June 30, 2011.

We expense both the value of the 10% discount and the “look-back” option which provides for the more favorable price at either the beginning or end of the offering period.

Note 16. Retirement Plans

We sponsor a defined contribution plan covering substantially all of the Company’s U.S. employees. For 2011 and 2010, Company contributions were equal to 7.5% of each eligible employee’s gross pay (plus bonus of up to $2,500), up to the amount permitted by certain Federal regulations. Employees’ accounts vest at 20% per year for six years with vesting beginning in an employee’s second year of service. For any employee hired prior to January 1, 2008, vesting is calculated based on hours of service and vesting commences on January 1 following an employee’s first full year of service. For employees hired after January 1, 2008, vesting is calculated based on elapsed time and vesting commences on the employees anniversary date. The expense recorded for the defined contribution plan was $2.8 million, $2.9 million and $2.7 million for 2011, 2010 and 2009, respectively. The Company sponsors a similar defined contribution plan under U.K. regulations for the Company’s U.K. employees. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary. The expense recorded for the U.K. defined contribution plan was $1.7 million, $1.5 million and $1.4 million for 2011, 2010 and 2009, respectively. Such expenses are included in Other operating expenses.

We have a 401(k) plan for all U.S. eligible employees. Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations. Beginning in 2008, we matched 100% of employee contributions on eligible compensation, up to a maximum of 4% each pay period; our contribution vests immediately. In addition, beginning in 2008, we have the discretion of contributing up to 4% of eligible compensation to each eligible employee’s 401(k) plan irrespective of the employees’ contribution amount which also vests immediately. The expense recorded for such plan was $1.6 million, $1.7 million and $1.2 million for 2011, 2010 and 2009, respectively.

Note 17. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
In thousands, except per share amounts	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Gross written premiums	$296,283	$278,714	$255,318	$277,901
Net written premiums	193,076	183,363	175,357	202,002
Revenues:
Net earned premiums	152,478	173,777	173,633	191,757
Net investment income	17,384	17,429	16,259	12,428
Total other-than-temporary impairment losses	(263)	(833)	(1,241)	(1,280)
Portion of loss recognized in other comprehensive income (before tax)	22	301	618	691

Net other-than-temporary impairment losses recognized in earnings	(241)	(532)	(623)	(589)
Net realized gains (losses)	(1,389)	3,006	3,238	7,141
Other income (expense)	991	573	(921)	586

Total revenues	169,223	194,253	191,586	211,323

Expenses:
Net losses and loss adjustment expenses	116,788	113,863	110,242	136,104
Commission expenses	26,200	28,030	25,934	30,273
Other operating expenses	36,575	35,777	34,989	30,688
Interest expense	2,046	2,047	2,047	2,048

Total expenses	181,609	179,717	173,212	199,113
Income (loss) before income taxes	(12,386)	14,536	18,374	12,210

Income tax expense (benefit)	(4,493)	5,032	4,476	2,122

Net income (loss)	$(7,893)	$9,504	$13,898	$10,088

Comprehensive income (loss)	$(6,924)	$26,329	$12,686	$23,293

Combined ratio	117.1%	101.9%	99.1%	102.5%
Net income (loss) per common share:
Basic	$(0.50)	$0.62	$0.94	$0.71
Diluted	$(0.50)	$0.60	$0.92	$0.70

	September 30,	September 30,	September 30,	September 30,
In thousands, except per share amounts	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Gross written premiums	$270,145	$253,568	$233,638	$229,850
Net written premiums	189,317	165,005	157,807	141,809
Revenues:
Net earned premiums	164,069	161,471	168,233	166,158
Net investment income	17,972	17,853	17,839	17,998
Total other-than-temporary impairment losses	(251)	(489)	(1,034)	(448)
Portion of loss recognized in other comprehensive income (before tax)	170	334	365	273

Net other-than-temporary impairment losses recognized in earnings	(81)	(155)	(669)	(175)
Net realized gains (losses)	6,113	11,020	4,521	19,665
Other income (expense)	1,070	(899)	2,767	2,205

Total revenues	189,143	189,290	192,691	205,851

Expenses:
Net losses and loss adjustment expenses	103,807	99,863	107,463	110,022
Commission expenses	25,316	25,677	25,185	32,935
Other operating expenses	34,586	34,513	34,682	35,919
Interest expense	2,044	2,044	2,045	2,045

Total expenses	165,753	162,097	169,375	180,921
Income (loss) before income taxes	23,390	27,193	23,316	24,930

Income tax expense (benefit)	6,345	8,223	7,091	7,592

Net income (loss)	$17,045	$18,970	$16,225	$17,338

Comprehensive income (loss)	$24,505	$26,164	$40,023	$(24,308)

Combined ratio	99.1%	99.7%	97.8%	106.3%
Net income per common share:
Basic	$1.02	$1.18	$1.03	$1.10
Diluted	$1.00	$1.16	$1.00	$1.07

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

SUMMARY OF CONSOLIDATED INVESTMENTS-OTHER THAN INVESTMENTS

IN RELATED PARTIES

December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
		Gross	Gross		OTTI
		Unrealized	Unrealized	Amortized	Recognized
In thousands	Fair Value	Gains	Losses	Cost	in OCI
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed-maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities - common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE NAVIGATORS GROUP, INC.

BALANCE SHEETS

(Parent Company)

(In thousands, except share data)

	September 30,	September 30,
	December 31,
	2011	2010
ASSETS
Cash and investments	$8,315	$53,217
Investments in subsidiaries	895,047	877,999
Goodwill and other intangible assets	2,534	2,534
Other assets	13,806	12,028

Total assets	$919,702	$945,778

LIABILITIES AND STOCKHOLDERS’ EQUITY

Senior Notes	$114,276	$114,138
Accounts payable and other liabilities	649	946
Accrued interest payable	1,342	1,340

Total liabilities	116,267	116,424

Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,467,615 shares for 2011 and 17,274,440 shares for 2010	1,746	1,728
Additional paid-in capital	322,133	312,588
Treasury stock, at cost (3,511,380 shares for 2011 and 1,532,273 shares for 2010)	(155,801)	(64,935)
Retained earnings	565,109	539,512
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	60,860	31,474
Foreign currency translation adjustment, net of tax	9,388	8,987

Total stockholders’ equity	803,435	829,354

Total liabilities and stockholders' equity	$919,702	$945,778

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

THE NAVIGATORS GROUP, INC.

STATEMENTS OF INCOME

(Parent Company)

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Revenues:
Net investment income	$595	$630	$583
Dividends received from wholly-owned subsidiaries	45,000	40,000	25,000

Total revenues	45,595	40,630	25,583

Expenses:
Interest expense	8,188	8,178	8,455
Other (income) expense	2,969	634	(1,482)

Total expenses	11,157	8,812	6,973

Income before income tax benefit	34,438	31,818	18,610
Income tax expense (benefit)	(3,635)	(2,846)	(2,174)

Income before equity in undistributed net income of wholly owned subsidiaries	38,073	34,664	20,784
Equity in undistributed net income of wholly-owned subsidiaries	(12,476)	34,914	42,374

Net income	$25,597	$69,578	$63,158

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

THE NAVIGATORS GROUP, INC.

STATEMENTS OF CASH FLOWS

(Parent Company)

(In thousands)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$25,597	$69,578	$63,158
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(32,524)	(74,914)	(67,374)
Dividends received from subsidiaries	45,000	40,000	25,000
Other	5,831	4,543	4,682

Net cash provided by (used in) operating activities	43,904	39,207	25,466

Investing activities:
Fixed maturities, available-for-sale
Sales	45,716	26,313	9,103
Purchases	(9,253)	(28,213)	(34,932)
Equity securities
Sales	—	2,995	—
Purchases	—	(2,367)	—
Net increase in short-term investments	10,064	5,122	13,863

Net cash provided by (used in) investing activities	46,527	3,850	(11,966)

Financing activities:
Capital contribution	—	—	(2,000)
Purchase of treasury stock	(90,866)	(51,980)	(6,756)
Purchase of Senior Notes	—	—	(7,000)
Proceeds of stock issued from employee stock purchase plan	945	868	727
Proceeds of stock issued from exercise of stock options	1,169	611	944

Net cash provided by (used in) financing activities	(88,752)	(50,501)	(14,085)

Increase (decrease) in cash	1,679	(7,444)	(585)
Cash at beginning of year	1,646	9,090	9,675

Cash at end of year	$3,325	$1,646	$9,090

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premiums	Net investment income (1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs (2)	Other operating expenses (1)	Net written premiums
Year ended December 31, 2011
Insurance Companies	$47,298	$1,517,331	$384,596	$—	$472,463	$54,164	$341,625	$64,165	$101,517	$542,391
Lloyd's Operations	16,686	565,348	$148,032	—	219,182	8,955	135,372	48,341	36,512	211,407

	$63,984	$2,082,679	$532,628	$—	$691,645	$63,119	$476,997	$112,506	$138,029	$753,798

Year ended December 31, 2010
Insurance Companies	$33,273	$1,433,556	$318,119	$—	$438,851	$62,792	$280,120	$59,122	$106,631	$429,355
Lloyd's Operations	21,928	552,282	145,396	—	221,080	$8,286	$141,035	$49,991	$33,112	$224,583

	$55,201	$1,985,838	$463,515	$—	$659,931	$71,078	$421,155	$109,113	$139,743	$653,938

Year ended December 31, 2009
Insurance Companies	$34,872	$1,395,876	$334,798	$—	$479,121	$65,717	$304,672	$61,949	$104,801	$477,673
Lloyd's Operations	21,703	524,410	140,373	—	204,242	9,229	131,326	37,727	27,896	223,582

	$56,575	$1,920,286	$475,171	$—	$683,363	$74,946	$435,998	$99,676	$132,697	$701,255

(1)	— Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.
(2)	— Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations.

A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

REINSURANCE

Written Premium

	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2011
Property-Casualty	$929,778	$354,418	$178,438	$753,798	24%

Year ended December 31, 2010
Property-Casualty	$916,817	$333,263	$70,384	$653,938	11%

Year ended December 31, 2009
Property-Casualty	$966,251	$343,663	$78,667	$701,255	11%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	September 30,	September 30,	September 30,	September 30,	September 30,
In thousands	Balance at January 1, 2011	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions (Describe)	Balance at December 31, 2011
Description:
Allowance for uncollectable reinsurance	$12,970	$50	$—	$—	$13,020

Valuation allowance in deferred taxes	$2,185	$(1,943)	$—	$—	$242

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS

(In thousands)

	000	000	000	000	000	000	000	000	000	000	000
	Deferred policy	Reserve for losses and loss	Discount,		Net	Net	Losses and loss adjustment expenses incurred related to		Amortization of deferred policy	Other	Net
Affiliation with Registrant	acquisition costs	adjustment expenses	if any, deducted	Unearned premiums	earned premiums	investment income (1)	Current year	Prior years	acquisition costs (2)	operating expenses (1)	written premiums
Consolidated Subsidiaries
Year ended December 31, 2011	$63,984	$2,082,679	$—	$532,628	$691,645	$63,119	$474,852	$2,145	$112,506	$138,029	$753,798

Year ended December 31, 2010	$55,201	$1,985,838	$—	$463,515	$659,931	$71,078	$434,957	$(13,802)	$109,113	$139,743	$653,938

Year ended December 31, 2009	$56,575	$1,920,286	$—	$475,171	$683,363	$74,946	$444,939	$(8,941)	$99,676	$132,697	$701,255

(1)	— Net investment income and Other operating expenses reflect only such amounts attributable to the Company's insurance operations.
(2)	— Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company's insurance operations.
A portion of these costs is eliminated in consolidation.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:

3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-3	By-laws, as amended	Form S-1 (File No. 33-5667)

3-4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006

4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)

10-1*	Stock Option Plan

10-2*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)

10-3	Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001

10-4	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002

10-5*	2002 Stock Incentive Plan	Proxy Statement filed May 30, 2002

10-6*	Employee Stock Purchase Plan	Proxy Statement filed May 29, 2003

10-7*	Executive Performance Incentive Plan	Proxy Statement filed May 29, 2003

10-8	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No.333-108424)

10-9	Common Stock Grant Award to Stanley A. Galanski under the 2002 Stock Incentive Plan	Form 8-K filed December 14, 2004

10-10	Commutation Agreement between Navigators Insurance Company and Somerset Insurance Limited	Form 8-K filed January 18, 2005

10-11*	2005 Stock Incentive Plan	Proxy Statement filed May 20, 2005

10-12	Third Amended and Restated Credit Agreement among the Company and the Lenders dated February 2, 2007	Form 8-K filed February 7, 2007

10-13	Agreement with Francis W. McDonnell	Form 8-K filed July 29, 2008

10-14	Fourth Amended and Restated Credit Agreement among the Company and the Lender dated April 3, 2009	Form 8-K filed April 7, 2009

10-15*	Amended 2005 Stock Incentive Plan	Proxy Statement filed April 29, 2009

10-16	Agreement with Bruce J. Byrnes	Form 8-K filed June 16, 2009

10-17*	Amended and Restated 2005 Stock Incentive Plan	Proxy Statement filed April 4, 2010

10-18	Funds at Lloyds Letter of Credit Agreement among the Company, ING Bank N.V., London Branch, individually and as Administrative Agent, and Letter of Credit Agent JP Morgan Chase Bank N.A., and Barclays Bank	Form 8-K filed April 1, 2011

11-1	Statement re Computation of Per Share Earnings	**

21-1	Subsidiaries of Registrant	**

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:

23-1	Consent of Independent Registered Public Accounting Firm	**

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Scheme	**

101.CAL	XBRL Taxonomy Extension Calculation Database	**

101.LAB	XBRL Taxonomy Extension Label Linkbase	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Compensatory Plan
**	Included herein