Form 10-Q
period 2012-03-31
NAVIGATORS GROUP INC
filed 2012-05-04
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

The number of common shares outstanding as of April 25, 2012 was 14,002,869.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012, $1,863,076; 2011, $1,816,710)	$1,943,563	$1,888,069
Equity securities, available-for-sale, at fair value (cost: 2012, $75,479; 2011, $73,567)	102,400	95,849
Short-term investments, at cost which approximates fair value	202,977	122,220
Cash	45,508	127,360

Total investments and cash	2,294,448	2,233,498

Premiums receivable	344,397	255,725
Prepaid reinsurance premiums	172,216	164,162
Reinsurance recoverable on paid losses	51,694	43,791
Reinsurance recoverable on unpaid losses and loss adjustment expenses	856,720	845,445
Deferred policy acquisition costs	70,000	63,984
Accrued investment income	14,528	14,492
Goodwill and other intangible assets	7,009	6,869
Current income tax receivable, net	8,059	15,391
Other assets	28,456	26,650

Total assets	$3,847,527	$3,670,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,093,643	$2,082,679
Unearned premiums	601,333	532,628
Reinsurance balances payable	130,664	108,699
Senior Notes	114,312	114,276
Deferred income tax, net	2,706	6,291
Accounts payable and other liabilities	86,652	21,999

Total liabilities	3,029,310	2,866,572

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,513,557 shares for 2012 and 17,467,615 shares for 2011	1,750	1,746
Additional paid-in capital	323,030	322,133
Treasury stock, at cost (3,511,380 shares for 2012 and 2011)	(155,801)	(155,801)
Retained earnings	573,013	565,109
Accumulated other comprehensive income	76,225	70,248

Total stockholders’ equity	818,217	803,435

Total liabilities and stockholders’ equity	$3,847,527	$3,670,007

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Gross written premiums	$343,149	$296,283

Revenues:
Net written premiums	$243,045	$193,076
Change in unearned premiums	(59,926)	(40,598)

Net earned premiums	183,119	152,478
Net investment income	11,258	17,384
Total other-than-temporary impairment losses	(198)	(263)
Portion of loss recognized in other comprehensive income (pretax)	44	22

Net other-than-temporary impairment losses recognized in earnings	(154)	(241)
Net realized gains (losses)	1,842	(1,389)
Other income (expense)	911	991

Total revenues	196,976	169,223

Expenses:
Net losses and loss adjustment expenses	117,985	116,788
Commission expenses	29,450	26,200
Other operating expenses	36,307	36,575
Interest expense	2,049	2,046

Total expenses	185,791	181,609

Income (loss) before income taxes	11,185	(12,386)

Income tax expense (benefit)	3,281	(4,493)

Net income (loss)	$7,904	$(7,893)

Net income (loss) per common share:
Basic	$0.57	$(0.50)
Diluted	$0.56	$(0.50)
Average common shares outstanding:
Basic	13,979,442	15,738,693
Diluted	14,174,875	15,738,693

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$7,904	$(7,893)

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of deferred tax of $4,818 and $183 in 2012 and 2011, respectively (1)	8,949	38
Change in foreign currency translation gains (losses), net of deferred tax of $1,399 and $363 in 2012 and 2011, respectively	(2,972)	931

Other comprehensive income (loss)	5,977	969

Comprehensive income (loss)	$13,881	$(6,924)

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$9,421	$183
Reclassification adjustment for net realized gains (losses) included in net income	(638)	(123)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	166	(22)

Change in net unrealized gains (losses) on investments, net of tax	$8,949	$38

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2012

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

	Shares	Amount		Shares	Amount
Balance, December 31, 2011	17,467,615	$1,746	$322,133	3,511,380	$(155,801)	$565,109	$70,248	$803,435
Net income	—	—	—	—	—	7,904	—	7,904
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	8,530	8,530
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	419	419
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(2,972)	(2,972)

Total comprehensive income	—	—	—	—	—	—	5,977	5,977
Shares issued under stock plan	45,942	4	(315)	—	—	—	—	(311)
Share-based compensation	—	—	1,212	—	—	—	—	1,212

Balance, March 31, 2012	17,513,557	$1,750	$323,030	3,511,380	$(155,801)	$573,013	$76,225	$818,217

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$7,904	$(7,893)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,054	976
Deferred income taxes	(6,217)	(1,253)
Net realized (gains) losses	(1,842)	1,389
Net other-than-temporary losses recognized in earnings	154	241
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(16,397)	(21,796)
Reserves for losses and loss adjustment expenses	30,326	45,092
Prepaid reinsurance premiums	(8,054)	(6,483)
Unearned premiums	68,705	47,076
Premiums receivable	(90,071)	(62,762)
Deferred policy acquisition costs	(6,017)	(8,666)
Accrued investment income	(36)	(460)
Reinsurance balances payable	21,965	25,720
Current income taxes	7,154	(3,240)
Other	7,743	5,351

Net cash provided by (used in) operating activities	16,371	13,292

Investing activities:
Fixed maturities
Redemptions and maturities	47,523	56,672
Sales	273,529	42,106
Purchases	(371,071)	(67,478)
Equity securities
Sales	—	—
Purchases	(2,055)	(24)
Change in payable for securities	35,881	(8,378)
Net change in short-term investments	(80,757)	(14,713)
Purchase of property and equipment	(1,586)	(1,326)

Net cash provided by (used in) investing activities	(98,536)	6,859

Financing activities:
Purchase of treasury stock	—	(13,052)
Proceeds of stock issued from employee stock purchase plan	313	124
Proceeds of stock issued from exercise of stock options	—	293

Net cash provided by (used in) financing activities	313	(12,635)

Increase (decrease) in cash	(81,852)	7,516
Cash at beginning of year	127,360	31,768

Cash at end of period	$45,508	$39,284

Supplemental cash information:
Income taxes paid, net	$1,519	$476
Interest paid	$—	$—
Issuance of stock to directors	$242	$210

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1. Accounting Policies

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The term “the Company” as used herein is used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The term “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2011 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08 amending Codification topic 350 — Intangibles — Goodwill and Other. The amendment simplifies how goodwill is tested for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The amendment is effective for the interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, but the Company did not early adopt. Adoption of this amendment had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 amending Codification Topic 220 — Comprehensive Income. The amendment requires that other comprehensive income be either presented in a single continuous statement or two separate but consecutive statements. In addition, the amendment requires the disclosure of reclassification adjustments for items reclassified from other comprehensive income to net income on the face of the financial statements. The amendment is effective for the interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. This standard only affected the Company’s presentation of comprehensive income and did not affect the Company’s consolidated financial position, results of operations, and cash flows.

In May 2011, the FASB issued ASU 2011-04 amending Codification Topic 820 — Fair Value Measurements and Disclosures. The amendments were intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendment expands and enhances current disclosures about fair value measurement and clarifies the FASB’s intent regarding the application of existing fair value measurement requirements in certain circumstances. The amendments are effective for the interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Adoption of the amendment had no impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2010, the FASB issued ASU 2010-26 amending Codification Topic 944 – Financial Services – Insurance; Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendment clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In addition, the amendment limits deferrable costs that can be capitalized to those that are incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods within a fiscal year, beginning after December 15, 2011. The guidance is to be applied prospectively upon effectiveness of the amendment, with retrospective application permitted, but not required. The Company did not early adopt. The Company adopted this guidance prospectively in the first quarter of 2012. The amount of acquisition costs capitalized during the period of adoption compared with the amount of acquisition costs that would have been capitalized during the period if the entity’s previous policy had been applied during this period resulted in a decrease in the amount capitalized of $0.9 million net of tax.

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

Financial data by segment for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$248,338	$94,811	$—	$343,149
Net written premiums	181,250	61,795	—	243,045

Net earned premiums	131,548	51,571	—	183,119
Net losses and loss adjustment expenses	(91,177)	(26,808)	—	(117,985)
Commission expenses	(19,301)	(10,886)	737	(29,450)
Other operating expenses	(25,345)	(10,962)	—	(36,307)
Other income (expense)	1,642	6	(737)	911

Underwriting profit (loss)	$(2,633)	$2,921	$—	$288

Net investment income	8,935	2,283	40	11,258
Net realized gains (losses)	1,875	(187)	—	1,688
Interest expense	—	—	(2,049)	(2,049)

Income (loss) before income taxes	$8,177	$5,017	$(2,009)	$11,185

Income tax expense (benefit)	2,258	1,726	(703)	3,281

Net income (loss)	$5,919	$3,291	$(1,306)	$7,904

Identifiable assets	$2,899,369	$907,760	$40,398	$3,847,527

Losses and loss adjustment expenses ratio	69.3%	52.0%		64.4%
Commission expense ratio	14.7%	21.1%		16.1%
Other operating expense ratio (2)	18.0%	21.2%		19.3%

Combined ratio	102.0%	94.3%		99.8%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Three Months Ended March 31, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$206,776	$89,507	$—	$296,283
Net written premiums	130,740	62,336	—	193,076

Net earned premiums	98,820	53,658	—	152,478
Net losses and loss adjustment expenses	(74,797)	(41,991)	—	(116,788)
Commission expenses	(12,340)	(14,407)	547	(26,200)
Other operating expenses	(26,799)	(9,776)	—	(36,575)
Other income (expense)	1,691	(153)	(547)	991

Underwriting profit (loss)	$(13,425)	$(12,669)	$0	$(26,094)

Net investment income	14,983	2,255	146	17,384
Net realized gains (losses)	(245)	(1,385)	—	(1,630)
Interest expense	—	—	(2,046)	(2,046)

Income (loss) before income taxes	$1,313	$(11,799)	$(1,900)	$(12,386)

Income tax expense (benefit)	228	(4,056)	(665)	(4,493)

Net income (loss)	$1,085	$(7,743)	$(1,235)	$(7,893)

Identifiable assets	$2,685,679	$883,603	$67,828	$3,637,110

Losses and loss adjustment expenses ratio	75.7%	78.3%		76.6%
Commission expense ratio	12.5%	26.8%		17.2%
Other operating expense ratio (2)	25.4%	18.5%		23.3%

Combined ratio	113.6%	123.6%		117.1%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	-Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$61,865	$62,330	$124,195
Property casualty	155,919	23,741	179,660
Professional liability	30,554	8,740	39,294

Total	$248,338	$94,811	$343,149

Net written premiums:
Marine	$42,865	$48,525	$91,390
Property casualty	114,532	8,888	123,420
Professional liability	23,853	4,382	28,235

Total	$181,250	$61,795	$243,045

Net earned premiums:
Marine	$35,275	$34,609	$69,884
Property casualty	74,368	13,157	87,525
Professional liability	21,905	3,805	25,710

Total	$131,548	$51,571	$183,119

	Three Months Ended March 31, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$70,348	$61,155	$131,503
Property casualty	112,888	19,302	132,190
Professional liability	23,540	9,050	32,590

Total	$206,776	$89,507	$296,283

Net written premiums:
Marine	$54,218	$49,671	$103,889
Property casualty	62,907	8,386	71,293
Professional liability	13,615	4,279	17,894

Total	$130,740	$62,336	$193,076

Net earned premiums:
Marine	$40,559	$36,978	$77,537
Property casualty	42,935	11,894	54,829
Professional liability	15,326	4,786	20,112

Total	$98,820	$53,658	$152,478

The Insurance Companies’ net earned premiums include $21.0 million and $17.4 million of net earned premiums from the U.K. Branch for the three months ended March 31, 2012 and 2011, respectively.

Note 4. Reinsurance Ceded

The Company’s ceded earned premiums were $91.7 million and $96.0 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s ceded incurred losses were $70.7 million and $74.7 million for the three months ended March 31, 2012 and 2011, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting approximately 73.4% of the total recoverable), together with the reinsurance recoverable and collateral as of March 31, 2012, and the reinsurers’ ratings from the indicated rating agency:

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total	Collateral Held (1)	AMB	S&P
Munich Reinsurance America Inc.	10,301	82,421	92,722	15	A+	AA-
Everest Reinsurance Company	14,229	77,070	91,299	6,875	A+	A+
Swiss Reinsurance America Corporation	5,248	86,241	91,489	5,984	A+	AA-
Transatlantic Reinsurance Company	14,335	74,038	88,373	7,103	A	A+
National Indemnity Company	22,240	38,064	60,304	12,718	A++	AA+
Partner Reinsurance Europe	6,883	31,065	37,948	20,944	A+	A+
Lloyd’s Syndicate #2003	6,344	32,108	38,452	7,052	A	A+
Berkley Insurance Company	1,658	29,647	31,305	423	A+	A+
Allied World Reinsurance	6,934	21,672	28,606	2,776	A	A
General Reinsurance Corporation	743	25,836	26,579	3,708	A++	AA+
Scor Holding (Switzerland) AG	1,696	24,742	26,438	8,527	A	A
Ace Property and Casualty Insurance Company	1,155	21,533	22,688	—	A+	AA-
Sirius America Insurance Company	114	22,373	22,487	279	A	A-
Tower Insurance Company	8,202	13,006	21,208	3,154	A-	NR
Platinum Underwriters Re	673	20,106	20,779	2,305	A	A-
Validus Reinsurance Ltd.	2,654	19,364	22,018	12,075	A	A-
Munchener Ruckversicherungs-Gesellschaft	520	19,913	20,433	6,716	A+	AA-
AXIS Re Europe	4,687	13,835	18,522	5,246	A	A+
Lloyd’s Syndicate #4000	2,000	14,172	16,172	1,828	A	A+
Scor Global P&C SE	7,455	8,381	15,836	3,799	A	A

Top 20 Total	$118,071	$675,587	$793,658	$111,527
All Others	54,145	232,827	286,972	87,359

Total	$172,216	$908,414	$1,080,630	$198,886

(1)	Collateral includes letter of credit balances payable and other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Note 5. Stock-Based Compensation

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. The Company’s performance based share grants generally consist of two types of awards. The restricted stock units issued in 2011 and after will cliff vest over a three year period, with 50% vesting in full, and 50% dependent on the compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. Those performance based restricted stock units issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation for the three months ended March 31, 2012 and 2011 are presented in the following table:

	Three Months Ended March 31,
In thousands	2012	2011
Restricted stock units	$1,212	$948
Directors restricted stock grants (1)	60	60
Employee stock purchase plan	(26)	55
Stock appreciation rights (2)	—	4
Stock options	—	—

Total stock-based compensation	$1,246	$1,067

(1)	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s shareholders, as well as non-employee directors serving on NUAL’s Board of Directors.
(2)	All outstanding stock appreciation rights were exercised during 2011. The Company will no longer issue awards from the Stock Appreciation Rights Plan as a result of the 2005 Amended and Restated Stock Incentive Plan.

Note 6. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £184 million ($294 million) for the 2012 underwriting year compared to £175 million ($280 million) for the 2011 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2012 and 2011 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of March 31, 2012, the Company had provided letters of credit of $150.7 million and did not have any cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2011 and 2012 underwriting years. If any letters of credit remain outstanding under the facility after December 31, 2012, the Company would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2012, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 11, Credit Facility, for additional information.

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and foreign countries in which it operates. The Company files a consolidated U.S. federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate members in proportion to their participation in the relevant syndicates. The Company’s corporate members are subject to this agreement and will receive U.K. tax credits in the United Kingdom (“U.K.”) for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 26% rate through March 31, 2012. A finance bill was enacted in the U.K. that reduces the U.K. corporate tax rate from 26% to 24% effective April 2012. The effect of such tax rate change was not material.

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $72.3 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.5 million, assuming all foreign tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of March 31, 2012 and 2011. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2012 and 2011. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2008 and subsequent years.

The Company recorded income tax expense of $3.3 million for the three months ended March 31, 2012 compared to a benefit of $4.5 million for the same period in 2011, resulting in an effective tax rate of 29.3% for the three months ended March 31, 2012 and 36.3% for the comparable period in 2011. The effective tax rate on net investment income was 25.2% for the three months ended March 31, 2012 compared to 28.5% for the same period in 2011.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.5 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million as of both March 31, 2012 and December 31, 2011. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of March 31, 2012 expire from 2024 to 2031.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The principal amount of the Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability at March 31, 2012 was $114.3 million. The unamortized discount at March 31, 2012 was $0.7 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016 as a result of these transactions is $115.0 million.

The fair value of the Senior Notes was $118.3 million and $119.3 million as of March 31, 2012 and December 31, 2011. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense on the Senior Notes for the three months ended March 31, 2012 and 2011 was $2.0 million.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with any future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of March 31, 2012, the Company was in compliance with all such covenants.

Note 9. Commitments and Contingencies

In the ordinary course of conducting business, the Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving the Company’s subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment reserves. The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to the Company’s consolidated financial condition, results of operations or cash flows.

The Company’s subsidiaries are also from time to time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, the Company believes it has valid defenses to these cases. The Company’s management expects that the ultimate liability, if any, with respect to future extra-contractual matters will not be material to its consolidated financial position, results of operations or cash flows. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on the Company’s consolidated results of operations or cash flows in a particular fiscal quarter or year.

In October 2010, Equitas, represented by Resolute Management Services Limited (“Resolute”), commenced a lawsuit in the Supreme Court of the State of New York (the “Court Proceeding”) and separate arbitration proceedings (the “Arbitration” and collectively with the Court Proceeding, the “Resolute Proceedings”) against Navigators Management Company, Inc. (“NMC”) a wholly-owned subsidiary of the Company. The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s.

On October 25, 2011, an order was issued in the Court Proceeding denying NMC’s motion for summary judgment and granting Resolute’s cross-motion for partial summary judgment (the “Partial Summary Judgment Order”). The Partial Summary Judgment Order found that NMC had breached its obligations under the reinsurance agreements at issue in the Court Proceeding and further found that Resolute was entitled to damages for unpaid interest at the statutory rate of 9%. On December 2, 2011, a Stipulation and Order was entered with the Court in favor of Resolute in the amount of $4.7 million with respect to the Partial Summary Judgment Order. Navigators disagreed with and appealed the Partial Summary Judgment Order. As a result of the entry of the Partial Summary Judgment Order on December 2, 2011, however, Navigators established an interest expense accrual of $4.7 million during the fourth quarter of 2011, pending the resolution of the appeal.

On March 9, 2012, the Arbitration Panel granted Resolute’s motion for summary judgment in the Arbitration and found that NMC breached its obligations under the reinsurance agreement and that Resolute was entitled to damages for unpaid interest at the New York statutory rate of 9%. The Arbitration Panel’s ruling is binding and non-appealable.

Navigators disagrees with the two summary judgment rulings in the Resolute Proceedings, but rather than continue to litigate these related matters and incur additional legal expenses, NMC entered into a settlement agreement with Resolute, effective as of April 19, 2012, and agreed to withdraw its appeal and fully and finally settle this dispute. Navigators has agreed to pay $9.2 million to Resolute as part of the settlement.

As a result of the settlement, Navigators recognized an additional interest expense accrual of $4.5 million during the first quarter of 2012.

Note 10. Investments

The following tables set forth the Company’s cash and investments as of March 31, 2012 and December 31, 2011. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	As of March 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$418,876	$8,032	$(856)	$411,700	$—
States, municipalities and political subdivisions	398,399	28,185	(156)	370,370	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	385,239	16,240	(7)	369,006	—
Residential mortgage obligations	20,254	35	(2,009)	22,228	(1,037)
Asset-backed securities	49,077	874	(45)	48,248	—
Commercial mortgage-backed securities	212,609	13,248	(76)	199,437	—

Subtotal	$667,179	$30,397	$(2,137)	$638,919	$(1,037)
Corporate bonds	459,109	17,945	(923)	442,087	—

Total fixed maturities	$1,943,563	$84,559	$(4,072)	$1,863,076	$(1,037)
Equity securities — common stocks	102,400	27,263	(342)	75,479	—
Short-term investments	202,977	—	—	202,977	—
Cash	45,508	—	—	45,508	—

Total	$2,294,448	$111,822	$(4,414)	$2,187,040	$(1,037)

	As of December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities — common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of March 31, 2012 are shown in the following table:

	As of March 31, 2012
In thousands	Fair Value	Amortized Cost
Due in one year or less	$46,615	$46,244
Due after one year through five years	627,418	611,661
Due after five years through ten years	385,720	363,151
Due after ten years	216,631	203,101
Mortgage- and asset-backed securities	667,179	638,919

Total	$1,943,563	$1,863,076

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.8 years.

The following table shows the amount and percentage of the Company’s fixed maturities and short-term investments at March 31, 2012 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities and short-term investments at fair value, and the total rating is the weighted average quality rating.

In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$316,690	16%
Very strong	AA	1,076,193	56%
Strong	A	411,864	21%
Adequate	BBB	123,112	6%
Speculative	BB & Below	11,833	1%
Not rated	NR	3,871	0%

Total	AA	$1,943,563	100%

The following table summarizes all securities in a gross unrealized loss position as of March 31, 2012 and December 31, 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	As of March 31, 2012			As of December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	28	$173,094	$755	7	$58,587	$98
7-12 months	—	—	—	—	—	—
> 12 months	2	7,060	101	2	6,883	285

Subtotal	30	$180,154	$856	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	6	$6,731	$99	7	$5,894	$72
7-12 months	2	1,906	34	1	216	1
> 12 months	3	1,717	23	5	2,420	35

Subtotal	11	$10,354	$156	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	4	$7,368	$7	3	$5,087	$3
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	4	$7,368	$7	3	$5,087	$3
Residential mortgage obligations
0-6 months	3	$787	$100	6	$6,672	$184
7-12 months	5	2,534	101	7	5,250	313
> 12 months	47	11,780	1,808	47	10,749	2,351

Subtotal	55	$15,101	$2,009	60	$22,671	$2,848
Asset-backed securities
0-6 months	—	$—	$—	2	$4,933	$12
7-12 months	4	5,291	45	5	6,645	63
> 12 months	1	2	—	1	2	—

Subtotal	5	$5,293	$45	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	7	$9,311	$45	6	$5,465	$29
7-12 months	2	185	6	3	6,840	550
> 12 months	2	1,040	25	3	1,503	14

Subtotal	11	$10,536	$76	12	$13,808	$593
Corporate bonds
0-6 months	9	$37,306	$138	52	$135,516	$4,539
7-12 months	20	39,538	575	18	27,561	1,457
> 12 months	6	7,900	210	8	14,898	776

Subtotal	35	$84,744	$923	78	$177,975	$6,772

Total fixed maturities	151	$313,550	$4,072	183	$305,121	$10,782

Equity securities-common stocks
0-6 months	1	$2,032	$15	4	$3,320	$587
7-12 months	2	3,262	327	1	1,629	371
> 12 months	—	—	—	—	—	—

Total equity securities	3	$5,294	$342	5	$4,949	$958

As of March 31, 2012 and December 31, 2011, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.3 million and $1.4 million, respectively.

The Company analyzes the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our analysis.

For debt securities, when assessing whether the amortized cost basis of the security will be recovered, the Company compares the present value of cash flows expected to be collected in relation to the current book value. Any shortfalls of the present value of the cash flows expected to be collected to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within OCI.

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

For equity securities, in general, the Company focuses its attention on those securities with a fair value less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, the Company will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much the investment is below cost. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

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

The following table summarizes the gross unrealized investment losses as of March 31, 2012 by length of time where the fair value is less than 80% of amortized cost.

	Period for Which Fair Value is Less than 80% of Amortized Cost
In thousands	Less than 3 months	Longer than 3 months, less than 6 months	6 months or longer, less than 12 months	12 months or longer	Total
Fixed maturities	$—	$—	$—	$(547)	$(547)
Equity securities	—	—	—	—	—

Total	$—	$—	$—	$(547)	$(547)

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended March 31,
	2012		2011
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount
Total other-than-temporary impairment losses:
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	1	55	1	33
Asset-backed securities	—	—	—	—
Equities	2	143	1	230

Total	3	$198	2	$263
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		44		22
Asset-backed securities		—		—
Equities		—		—

Total		$44		$22
Impairment losses recognized in earnings
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		11		11
Asset-backed securities		—		—
Equities		143		230

Total		$154		$241

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three months ended March 31, 2012 and 2011. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

	Three Months Ended March 31,
In thousands	2012	2011
Beginning balance	$3,321	$2,228
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	11	11
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—

Ending balance	$3,332	$2,239

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of March 31, 2012 is presented in the following table:

	As of March 31, 2012
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$102	3%	$12,586	4%
Due after one year through five years	938	23%	183,891	58%
Due after five years through ten years	694	17%	52,004	17%
Due after ten years	201	5%	26,771	9%
Mortgage- and asset-backed securities	2,137	52%	38,298	12%

Total	$4,072	100%	$313,550	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended March 31,
In thousands	2012	2011
Fixed maturities	$15,411	$17,192
Equity securities	947	783
Short-term investments	312	267

Total investment income	16,670	18,242
Investment expenses	(5,412)	(858)

Net investment income	$11,258	$17,384

Investment expenses for the three months ended March 31, 2012 included $4.5 million of estimated interest expense related to a summary judgment order entered against the Company in Arbitration in its dispute with Resolute over whether interest was due on previously paid balances that were allegedly overdue under certain reinsurance agreements. Refer to Note 9, Commitments and Contingencies.

The change in net unrealized gains/(losses), inclusive of the change in the non credit portion of other-than-temporary impairment losses, consisted of:

	Three Months Ended March 31,
In thousands	2012	2011
Fixed maturities	$9,128	$(3,640)
Equity securities	4,639	3,861

Gross unrealized gains (losses)	13,767	221
Deferred income tax	4,818	183

Change in net unrealized gains (losses), net	$8,949	$38

Realized gains/(losses), excluding net other-than-temporary impairment losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Fixed maturities:
Gains	$3,142	$2,867
Losses	(1,300)	(4,256)

Fixed maturities, net	$1,842	$(1,389)
Equity securities:
Gains	$—	$—
Losses	—	—

Equity securities, net	$—	$—

Net realized gains (losses)	$1,842	$(1,389)

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$181,701	$237,175	$—	$418,876
States, municipalities and political subdivisions	—	398,399	—	398,399
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	385,239	—	385,239
Residential mortgage obligations	—	20,254	—	20,254
Asset-backed securities	—	49,077	—	49,077
Commercial mortgage-backed securities	—	212,609	—	212,609

Subtotal	$—	$667,179	$—	$667,179
Corporate bonds	—	459,109	—	459,109

Total fixed maturities	$181,701	$1,761,862	$—	$1,943,563
Equity securities-common stocks	102,400	—	—	102,400

Total	$284,101	$1,761,862	$—	$2,045,963

	As of December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$136,625	$199,445	$—	$336,070
States, municipalities and political subdivisions	—	410,836	—	410,836
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	395,860	—	395,860
Residential mortgage obligations	—	23,148	—	23,148
Asset-backed securities	—	48,934	—	48,934
Commercial mortgage-backed securities	—	216,034	—	216,034

Subtotal	$—	$683,976	$—	$683,976
Corporate bonds	—	457,187	—	457,187

Total fixed maturities	$136,625	$1,751,444	$—	$1,888,069
Equity securities-common stocks	95,849	—	—	95,849

Total	$232,474	$1,751,444	$—	$1,983,918

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

The Company did not have any transfers between Level 1 and 2 for March 31, 2012 and December 31, 2011.

There were no significant judgments made in classifying instruments in the fair value hierarchy.

As of March 31, 2012, the Company did not have any Level 3 assets. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price. The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three months ended March 31, 2011:

	For The Three Months Ended March 31, 2011
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Commercial Mortgage Obligations	$1,837	$—	$(26)	$—	$(4)	$—	$—	$(1,807)	$—

Total assets	$1,837	$—	$(26)	$—	$(4)	$—	$—	$(1,807)	$—

As of March 31, 2012 and December 31, 2011, fixed maturities with amortized values of $9.0 million and $10.2 million, respectively, were on deposit with various state insurance departments. In addition, at March 31, 2012, investments of $1.2 million were on deposit at a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. In addition, at March 31, 2012 and December 31, 2011, $0.3 million of investments were pledged as security under a reinsurance treaty.

As of March 31, 2012 and December 31, 2011, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 11. Credit Facility

On April 1, 2011, the Company entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility, which is denominated in U.S. dollars, is utilized to fund the Company’s participation in Syndicate 1221 through letters of credit for the 2012 and 2011 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2012, the Company would be required to post additional collateral to secure the remaining letters of credit. As of March 31, 2012, letters of credit with an aggregate face amount of $150.7 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of March 31, 2012.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q for The Navigators Group, Inc. and its subsidiaries (“the Company”, “we”, “us”, and “our”) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2011 Annual Report on Form 10-K as well as:

•	continued volatility in the financial markets and the current recession;

•

risks arising from the concentration of our business in marine and energy, general liability and professional liability insurance, including the risk that market conditions for these lines could change adversely or that we could experience large losses in these lines;

•	cyclicality in the property and casualty insurance business generally, and the marine insurance business specifically;

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

•

the counterparty credit risk of our reinsurers, including risks associated with the collection of reinsurance recoverable amounts from our reinsurers, who may not pay losses in a timely fashion, or at all;

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

•

our ability to maintain or improve our insurance company ratings, as downgrades could significantly adversely affect us, including reducing our competitive position in the industry, or causing clients to choose an insurer with a certain rating level to use higher-rated insurers;

•

risks associated with continued or increased premium levies by Lloyd’s of London (“Lloyd’s) for the Lloyd’s Central Fund and cash calls for trust fund deposits, or a significant downgrade of Lloyd’s rating by A.M. Best Company (“A.M. Best”);

•	changes in the laws, rules and regulations that apply to our insurance companies;

•	the effect of the E.U. Directive on Solvency II on how we manage our business, capital requirements and costs associated with conducting business;

•	the inability of our subsidiaries to pay dividends to us in sufficient amounts, which would harm our ability to meet our obligations;

•	weather-related events and other catastrophes (including man-made catastrophes) impacting our insureds and/or reinsurers;

•	volatility in the market price of our common stock;

•	exposure to recent uncertainties with regard to European sovereign debt holdings; and

•	other risks that we identify in current and future filings with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

OVERVIEW

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-Q. It contains forward-looking statements that involve risks and uncertainties. Please refer to “Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q.

We are an international insurance company focusing on specialty products within the overall property and casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed other specialty insurance lines, such as commercial primary and excess liability as well as specialty niches in professional liability, and have recently expanded our specialty reinsurance business.

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2012 and 2011 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We also maintain an underwriting presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

Catastrophe Risk Management

We have exposure to losses caused by hurricanes and other natural man-made catastrophic events. The frequency and severity of catastrophic events is unpredictable.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of March 31, 2012 we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $188.4 million and $29.1 million, respectively, including the cost of reinsurance reinstatement premiums.

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

CRITICAL ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011 discloses our critical accounting policies (refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies). Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for losses and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results. For additional information regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, Recent Accounting Pronouncements, in the Notes to Interim Consolidated Financial Statements included herein for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2012 and 2011. In presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net other-than-temporary impairment losses (“OTTI”) recognized in earnings. Book value per share is calculated by dividing shareholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percentage Change
In thousands, except per share amounts	2012	2011	YTD
Gross written premiums	$343,149	$296,283	16%
Net written premiums	243,045	193,076	26%

Total revenues	196,976	169,223	16%
Total expenses	185,791	181,609	2%

Pre-tax income (loss)	$11,185	$(12,386)	NM
Provision (benefit) for income taxes	3,281	(4,493)	NM

Net income (loss)	$7,904	$(7,893)	NM

Net income (loss) per common share:
Basic	$0.57	$(0.50)
Diluted	$0.56	$(0.50)

NM	– Percentage change not meaningful

Net income for the three months ended March 31, 2012 was $7.9 million or $0.56 per diluted share compared to a net loss of $7.9 million or $0.50 per share for the three months ended March 31, 2011. Operating earnings for the three months ended March 31, 2012 were $6.8 million or $0.48 per diluted share compared to a deficit of $6.7 million or $0.43 per share for the comparable period in 2011. In comparison to net income, operating earnings excludes after-tax net realized gains of $1.2 million and after-tax other-than-temporary impairment losses of $0.1 million for the three months ended March 31, 2012. For the three months ended March 31, 2011 operating earnings excluded $1.0 million of net realized losses and after-tax other-than-temporary impairment losses of $0.2 million. The increase in our operating earnings was largely attributable to stronger underwriting results, partially offset by a decrease in net investment income driven by $4.5 million of investment expenses related to the settlement of our pending dispute with Equitas over foregone interest. The current quarter’s results reflect a $6.5 million loss, net of reinsurance and after reinsurance reinstatement premiums, related to the grounding of the cruise ship Costa Concordia.

Our book value per share as of March 31, 2012 was $58.44, increasing from $57.57 as of December 31, 2011. The increase in book value per share primarily resulted from improvements in the value of our consolidated investment portfolio and our results of operations. Our consolidated stockholders’ equity increased 1.8% to $818.2 million as of March 31, 2012 compared to $803.4 million as of December 31, 2011.

Cash flow from operations was $16.4 million for the three months ended March 31, 2012 compared to $13.3 million for the comparable period in 2011. The increase in cash flow from operations was due to improved collections on premiums receivables and reinsurance recoverables, partially offset by an increase in paid losses.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or net loss for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
Gross written premiums	$343,149	$296,283	16%
Net written premiums	243,045	193,076	26%

Net earned premiums	183,119	152,478	20%
Net losses and loss adjustment expenses	(117,985)	(116,788)	1%
Commission expenses	(29,450)	(26,200)	12%
Other operating expenses	(36,307)	(36,575)	-1%
Other income (expense)	911	991	-8%

Underwriting profit (loss)	$288	$(26,094)	101%

Net investment income	11,258	17,384	-35%
Net other-than-temporary impairment losses recognized in earnings	(154)	(241)	-36%
Net realized gains (losses)	1,842	(1,389)	NM
Interest expense	(2,049)	(2,046)	0%

Income (loss) before income taxes	$11,185	$(12,386)	NM

Income tax expense (benefit)	3,281	(4,493)	NM

Net income (loss)	$7,904	$(7,893)	NM

Losses and loss adjustment expenses ratio	64.4%	76.6%
Commission expense ratio	16.1%	17.2%
Other operating expense ratio (1)	19.3%	23.3%

Combined ratio	99.8%	117.1%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful

The combined ratio for the three months ended March 31, 2012 was 99.8% compared to 117.1% for the same period in 2011. Our pre-tax underwriting results increased $26.4 million to a $0.3 million underwriting profit for the three months ended March 31, 2012 compared to an underwriting loss of $26.1 million for the same period in 2011.

Our underwriting results for the current quarter reflect a loss related to the grounding of the cruise ship, Costa Concordia. This event generated a gross loss of $38.9 million and a net loss of $7.5 million that was fully absorbed through our IBNR reserves. As a result of this event, we incurred $10.8 million in reinsurance reinstatement premiums, $4.3 million of which were absorbed by our reinsurance reinstatement premium accrual. This loss was partially offset by net prior period reserve redundancies of $6.9 million primarily related to our Property Casualty business.

Our underwriting results for the same period in 2011 included net adverse activity of $25.6 million consisting of a net adverse impact of $11.3 million of large losses from our energy business, $7.5 million in accrued reinstatement premiums reflecting our shift to excess of loss reinsurance protection in our Marine business, $4.2 million of prior year development in our Lloyd’s Professional Liability business, and $2.6 million in sliding scale commission adjustments related to large loss activity that reduced our ceding commission benefit on a large quota share treaty.

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012				2011
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$61,865	18%	$42,865	$35,275	$70,348	24%	$54,218	$40,559
Property Casualty	155,919	45%	114,532	74,368	112,888	38%	62,907	42,935
Professional Liability	30,554	9%	23,853	21,905	23,540	8%	13,615	15,326

Insurance Companies Total	248,338	72%	181,250	131,548	206,776	70%	130,740	98,820

Lloyd’s Operations:
Marine	62,330	18%	48,525	34,609	61,155	20%	49,671	36,978
Property Casualty	23,741	7%	8,888	13,157	19,302	7%	8,386	11,894
Professional Liability	8,740	3%	4,382	3,805	9,050	3%	4,279	4,786

Lloyd’s Operations Total	94,811	28%	61,795	51,571	89,507	30%	62,336	53,658

Total	$343,149	100%	$243,045	$183,119	$296,283	100%	$193,076	$152,478

Gross written premiums increased $46.9 million, or 15.8%, to $343.1 million for the three months ended March 31, 2012 compared to $296.3 million for the same period in 2011. The increase in gross written premiums is primarily attributed to growth within our Property Casualty business, specifically our Nav Re division, which writes Accident & Health (“A&H”), Agriculture, Latin American and Professional Liability reinsurance lines of business. Nav Re gross written premiums increased $35.3 million, or 92.6%, to $73.4 million for the three months ended March 31, 2011 across all business lines as the division continues to achieve successful growth since its establishment in late 2010. The increase within Property Casualty is also attributable to growth of $11.4 million within our Excess Casualty division resulting from strong production attributable to investments in additional underwriting staff and dislocation among certain competitors.

Average renewal premium rates for our Insurance Companies segment increased from the same period in 2011 across all segments. Our Marine business has realized a 5.6% and 2.0% increase in rates on the marine liability and inland marine divisions, respectively. Our Property Casualty business has realized a 6.0% increase in rates on the NavTech division and a slight 1.0% increase on the Excess and Primary Casualty divisions. Our Professional Liability business has experienced an overall increase in renewal rates of 2.3%, consisting of 3.1% and 1.0% for the E&O and the Management Liability divisions, respectively.

Average renewal premium rates for our Lloyd’s segment include increases for Lloyd’s Marine and Lloyd’s NavTech of approximately 3.5% and 6.0%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 2.3%.

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

Ceded Written Premiums

In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses, and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to gross written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations.

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

We incurred approximately $12 million in reinstatement premiums for the three months ended March 31, 2012 and 2011. The grounding of the Costa Concordia triggered $10.8 million in reinsurance reinstatement premiums. The net amount recorded for the same period a year ago primarily consists of $7.5 million in accrued reinstatement premiums reflective of our shift to excess-of-loss protection in our Marine business, as described above, and $3.9 million from a large energy loss in the North Sea.

The following table sets forth our ceded written premiums by segment and major line of business for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$19,000	31%	$16,130	23%
Property Casualty	41,387	27%	49,981	44%
Professional Liability	6,701	22%	9,925	42%

Total Insurance Companies	67,088	27%	76,036	37%

Lloyd’s Operations:
Marine	13,805	22%	11,484	19%
Property Casualty	14,853	63%	10,916	57%
Professional Liability	4,358	50%	4,771	53%

Total Lloyd’s	33,016	35%	27,171	30%

Total	$100,104	29%	$103,207	35%

Excluding the impact of reinsurance reinstatement premiums, the decrease in percentage of total ceded written premiums to total gross written premiums for the three months ended March 31, 2012 compared to the same period of 2011 was primarily due to a change in the mix of business resulting from the growth of our Nav Re division and, to a lesser extent, the expansion of products offered by our Professional Liability division where our retention ratios are higher.

Net Written Premiums

Net written premiums increased 25.9% for the three months ended March 31, 2012 compared to the same period in 2011. The increase is due to the impact of higher gross written premiums for the three months ended March 31, 2012, and to a lesser extent lower premium cessions, as discussed above.

Net Earned Premiums

Net earned premiums increased 20.1% for the three months ended March 31, 2012 compared to the same period in 2011 as result of a change in the mix of business driven by the growth of our Nav Re division, specifically the A&H lines, which are recognized in earnings over a longer exposure period than our other lines of business.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended March 31,
In thousands	2012	2011
Fixed maturities	$15,411	$17,192
Equity securities	947	783
Short-term investments	312	267

Total investment income	16,670	18,242
Investment expenses	(5,412)	(858)

Net investment income	$11,258	$17,384

The total investment income before investment expenses decreased 9% for the three months ended March 31, 2012 compared to 2011, primarily due to lower investment yields and shorter portfolio duration. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 2.0% and 3.3% for the three months ended March 31, 2012 and 2011, respectively. The portfolio duration was 3.7 years and 4.1 years for the three months ended March 31, 2012 and 2011, respectively.

The 2.0% average yield for the current quarter includes investment expenses of $4.5 million for estimated interest expense related to a summary judgment order entered against the Company for foregone interest on previously paid balances that were allegedly overdue on certain reinsurance agreements. Refer to Note 9, Commitments and Contingencies, for further detail on the aforementioned legal proceedings. Excluding the impact of the aforementioned accrued interest expense, the average yield for the current quarter would have been 2.8%, reflective of the general decline in market yields and a shorter portfolio duration.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net other-than-temporary impairment (“OTTI”) losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Fixed maturities	$(11)	$(11)
Equity securities	(143)	(230)

OTTI recognized in earnings	$(154)	$(241)

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

Net Realized Gains and Losses

Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Fixed maturities:
Gains	$3,142	$2,867
Losses	(1,300)	(4,256)

Fixed maturities, net	$1,842	$(1,389)
Equity securities:
Gains	$—	$—
Losses	—	—

Equity securities, net	$—	$—

Net realized gains (losses)	$1,842	$(1,389)

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $1.8 million for the three months ended March 31, 2012 are due to the sale of corporate bonds and municipal bonds compared to net realized losses of $1.4 million for the comparable period in 2011.

Other Income/Expense

Other income (expense) for the three months ended March 31, 2012 and 2011 was approximately $1 million, and primarily includes foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three months ended March 31, 2012 and 2011 is presented in the following table:

	Three Months Ended March 31,
Net Loss and LAE Ratio	2012	2011
Net Loss and LAE Payments	64.6%	59.2%
Current year reserves	3.5%	15.1%

Subtotal—current year loss ratio	68.1%	74.3%
Prior year deficiencies (redundancies)	-3.7%	2.3%

Net loss and LAE ratio	64.4%	76.6%

The net loss and LAE ratio for the three months ended March 31, 2012 decreased 12.2 percentage points to 64.4% from 76.6% for the three months ended March 31, 2011. The improvement in the loss ratio reflects improved loss experience in the majority of our underwriting businesses, the lack of large energy losses in our NavTech business and $6.9 million of prior year net reserve redundancies driven mostly by our NavTech business. The overall improved loss experience was offset by the losses related to the grounding of the Costa Concordia in our Marine business.

The segment and line of business breakdown of the net loss and LAE ratios for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
Net Loss and LAE Ratio	2012	2011
Insurance Companies:
Marine	78.7%	69.0%
Property Casualty	64.7%	83.7%
Professional Liability	69.7%	70.9%

Insurance Companies	69.3%	75.7%
Lloyd’s Operations:
Marine	62.3%	67.3%
Property Casualty	30.8%	78.0%
Professional Liability	31.6%	163.4%

Lloyd’s	52.0%	78.3%

Net loss and LAE ratio	64.4%	76.6%

Prior Year Reserve Deficiencies/Redundancies

The relevant factors that may have a significant impact on the establishment and adjustment of losses and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior reserves, management, in consultation with our actuaries, may determine, based on their judgment, that certain assumptions made in the reserving process in prior year periods may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
In thousands	2012	2011
Insurance Companies:
Marine	$(495)	$748
Property Casualty	(3,296)	1,183
Professional Liability	1,075	(709)

Insurance Companies	$(2,716)	$1,222
Lloyd’s Operations:
Marine	$55	$(889)
Property Casualty	(2,738)	(1,141)
Professional Liability	(1,467)	4,241

Lloyd’s	$(4,150)	$2,211

Total deficiencies (redundancies)	$(6,866)	$3,433

The following is a discussion of relevant factors related to the $6.9 million prior period net reserve redundancies recorded in the first quarter of the 2012:

The Insurance Companies recorded $2.7 million of net prior period reserve redundancies driven by net favorable development from our Property Casualty business. The Property Casualty business reported net favorable development of $2.4 million and $2.2 million from the NavTech and Primary Casualty divisions, respectively, across multiple lines and underwriting years, partially offset by $1.6 million of net prior period reserve deficiencies from our Nav Re division.

Our Lloyd’s Operations recorded $4.2 million of net prior period reserve redundancies driven by the Property Casualty business, namely Lloyd’s NavTech.

The following is a discussion of relevant factors related to the $3.4 million prior period net reserve deficiency recorded in the first quarter of 2011:

The Insurance Companies recorded $1.2 million of prior period net reserve deficiencies which was driven by adverse development of $0.7 million from the Marine division and $1.2 million in the Property Casualty division. Within the Marine development there was adverse development on inland marine business of $3.2 million due to a series of reported losses that exceeded our expectations, partially offset by favorable development on marine liability and craft business due to favorable loss emergence relative to expectations. Within the Property Casualty development there was $1.4 million of adverse development on the New York Construction segments which is a declining book of business. While there was prior year loss activity on several other lines, none of the activity was noteworthy.

The Lloyd’s Operations recorded $2.2 million of prior period net reserve deficiencies resulting from adverse development of $4.2 million in Professional Liability driven by adverse claims movements for underwriting years 2006 and 2007 in the Errors and Omissions (“E&O”) line of business. Partially offsetting that was redundancies in Marine and NavTech business across multiple lines and underwriting years.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three months ended March 31, 2012, and 2011 were 16.1% and 17.2%, respectively. The decrease in the commission expense ratio for the three months ended March 31, 2012 when compared to the same period in 2011 can be attributed to a mix change in business.

Other Operating Expenses

Other operating expenses were consistent at approximately $36 million for the three months ended March 31, 2012 and 2011.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense for the three months ended March 31, 2012 was $2.0 million and remained flat with the same period in 2011.

Income Taxes

We recorded income tax expense of $3.3 million for the three months ended March 31, 2012 compared to an income tax benefit of $4.5 million for the comparable period in 2011, resulting in effective tax rates of 29.3.% and 36.3%, respectively. The effective tax rate on net investment income was 25.2% and 28.5% for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the net deferred federal, foreign, state and local tax liabilities were $2.7 million, compared to net deferred tax liabilities of $6.3 million as of December 31, 2011 with the change primarily due to fluctuations in the value of our investment portfolio.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.5 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million as of both March 31, 2012 and December 31, 2011. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of March 31, 2012 expire from 2024 to 2031.

Segment Information

We classify our business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and The Navigators Group, Inc.’s (the “Parent Company’s”) operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.

We evaluate the performance of each segment based on its underwriting and GAAP results. The Insurance Companies’ and the Lloyd’s Operations’ results are measured by taking into account net earned premium, net loss and LAE, commission expenses, other operating expenses and other income (expense). The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect. Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

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

The following table sets forth the results of operations for the Insurance Companies for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
Gross written premiums	$248,338	$206,776	20%
Net written premiums	181,250	130,740	39%

Net earned premiums	131,548	98,820	33%
Net losses and loss adjustment expenses	(91,177)	(74,797)	22%
Commission expenses	(19,301)	(12,340)	56%
Other operating expenses	(25,345)	(26,799)	-5%
Other income (expense)	1,642	1,691	-3%

Underwriting profit (loss)	$(2,633)	$(13,425)	80%

Net investment income	8,935	14,983	-40%
Net realized gains (losses)	1,875	(245)	NM

Income (loss) before income taxes	$8,177	$1,313	NM

Income tax expense (benefit)	2,258	228	NM

Net income (loss)	$5,919	$1,085	NM

Losses and loss adjustment expenses ratio	69.3%	75.7%
Commission expense ratio	14.7%	12.5%
Other operating expense ratio (1)	18.0%	25.4%

Combined ratio	102.0%	113.6%

(1)	- Includes Other operating expenses & Other income (expense)
NM	-Percentage change not meaningful

Our Insurance Companies reported net income of $6.0 million for the three months ended March 31, 2012 compared to $1.1 million for the same period in 2011. The increase in net income for the three months ended March 31, 2012 as compared to the same period in 2011 was largely attributable to stronger underwriting results, partially offset by a reduction in net investment income due to lower investment yields and a shorter portfolio duration.

Our Insurance Companies’ combined ratio for the three months ended March 31, 2012 was 102.0% compared to 113.6% for the same period in 2011. Our Insurance Companies’ pre-tax underwriting results increased by $10.8 million to a $2.6 million pre-tax underwriting loss for the three months ended March 31, 2012 compared to an underwriting loss of $13.4 million for the same period in 2011.

Our Insurance Companies’ underwriting results for the current quarter reflect a loss related to the grounding of the cruise ship, Costa Concordia. This event generated a gross loss of $32.2 million and a net loss of $5.5 million that was fully absorbed through our IBNR reserves. As a result of this event, we incurred $8.9 million in reinsurance reinstatement premiums, $3.4 million of which were absorbed by our reinsurance reinstatement premium accrual. This loss was partially offset by net prior period reserve redundancies of $3.3 million related to our Property Casualty business.

Our underwriting results for the same period in 2011 primarily included net adverse activity of $11.5 million consisting of a net adverse impact of $6.1 million in large losses from our energy business, $4.2 million in accrued reinstatement premiums reflective of our shift to excess-of-loss reinsurance protection in our Marine business and $1.2 million of prior year development in our Property Casualty business.

Insurance Companies’ Gross Written Premiums

Marine Premiums.    The gross written premiums for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
Marine liability	$18,241	$23,417	-22.1%
Inland marine	11,838	10,651	11.1%
Cargo	8,458	6,511	29.9%
Craft/fishing vessel	8,244	8,863	-7.0%
P&I	6,616	4,558	45.1%
Bluewater hull	3,559	4,276	-16.8%
Transport	413	6,580	-93.7%
Other	4,496	5,492	-18.1%

Total Marine	$61,865	$70,348	-12.1%

The Insurance Companies’ Marine gross written premiums for the three months ended March 31, 2012 decreased 12.1% to $61.9 million compared to the same period during 2011 primarily due to the Transport and Marine Liability products written by our U.K. Branch, which effective this quarter are being written through our Lloyd’s Operations. The aforementioned decreases were slightly offset by growth in Inland Marine as a result of new business and a 2.0% increase in the average renewal rates.

Property Casualty Premiums.    The gross written premiums for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
Nav Re	$73,422	$38,118	92.6%
Excess Casualty	37,654	26,261	43.4%
Primary casualty:
Construction liability	13,644	20,225	-32.5%
Other Primary Casualty	10,281	4,603	123.4%
Environmental	5,210	3,844	35.5%

Total Primary Casualty	29,135	28,672	1.6%
Offshore energy	13,228	11,963	10.6%
Other	2,480	7,874	-68.5%

Total Property Casualty	$155,919	$112,888	38.1%

The Insurance Companies’ Property Casualty gross written premiums for the three months ended March 31, 2012 increased by 38.1% to $155.9 million compared to the same period in 2011. The increase was primarily driven by our Nav Re division which increased $35.3 million, or 92.6%, to $73.4 million across all business lines as the division continues to achieve successful growth since its establishment in late 2010. Additionally, we saw growth in our Excess Casualty resulting from strong production attributable to investments in additional underwriting staff and dislocation among certain competitors.

Professional Liability Premiums.    The gross written premiums for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
E&O	$21,933	$13,816	58.8%
D&O (public and private)	8,622	8,914	-3.3%
Other	(1)	810	-100.1%

Total Professional Liability	$30,554	$23,540	29.8%

The Insurance Companies’ Professional Liability gross written premiums for the three months ended March 31, 2012 increased by 29.8% to $30.6 million compared to the same period during 2011. The increase is related to our E&O division and is driven by a Real Estate program which was established in the third quarter of 2011 and wrote $4.8 million in gross written premium for the current quarter. The increase in E&O is also attributed to an overall 3.1% increase in average renewal rates.

Lloyd’s Operations

The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverage for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency that manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
Gross written premiums	$94,811	$89,507	6%
Net written premiums	61,795	62,336	-1%

Net earned premiums	51,571	53,658	-4%
Net losses and loss adjustment expenses	(26,808)	(41,991)	-36%
Commission expenses	(10,886)	(14,407)	-24%
Other operating expenses	(10,962)	(9,776)	12%
Other income (expense)	6	(153)	104%

Underwriting profit (loss)	$2,921	$(12,669)	123%

Net investment income	2,283	2,255	1%
Net realized gains (losses)	(187)	(1,385)	-86%

Income (loss) before income taxes	$5,017	$(11,799)	143%

Income tax expense (benefit)	1,726	(4,056)	143%

Net income (loss)	$3,291	$(7,743)	143%

Losses and loss adjustment expenses ratio	52.0%	78.3%
Commission expense ratio	21.1%	26.8%
Other operating expense ratio (1)	21.2%	18.5%

Combined ratio	94.3%	123.6%

(1)	- Includes Other operating expenses & Other income (expense)

Our Lloyd’s Operations reported net income of $3.3 million for the three months ended March 31, 2012 compared to a net loss of $7.7 million for the same period in 2011. The increase in net income for the three months ended March 31, 2012 as compared to the same period in 2011 was largely attributable to stronger underwriting results generated by a reduction in net adverse activity from 2011.

Our Lloyd’s Operations’ combined ratio for the three months ended March 31, 2012 was 94.3% compared to 123.6% for the same period in 2011. Our Lloyd’s Operations’ pre-tax underwriting results increased by $15.6 million to a $2.9 million pre-tax underwriting profit for the three months ended March 31, 2012 compared to underwriting loss of $12.7 million for the same period in 2011. The increase in pre-tax underwriting results is primarily related to stronger underwriting results.

Our Lloyd’s Operations’ underwriting results for the current quarter reflect a loss related to the grounding of the cruise ship, Costa Concordia. This event generated a gross loss of $6.7 million and a net loss of $2.0 million that was fully absorbed through our IBNR reserves. As a result of this event, we incurred $1.9 million in reinsurance reinstatement premiums, $0.9 million of which were absorbed by our reinsurance reinstatement premium accrual. This loss was partially offset by net prior period reserve redundancies of $4.2 million related to our Property Casualty and Professional Liability businesses.

Our Lloyd’s Operations underwriting results for the same period in 2011 included adverse activity of $10.7 million primarily consisting of a net adverse impact of $4.8 million in large losses from our energy business, $3.3 million in accrued reinstatement premiums reflective of our shift to excess of loss reinsurance protection in our Marine business, and $2.6 million in sliding scale commission adjustments related to large loss activity that reduced our ceding commission benefit on a large quota share treaty.

Lloyd’s Operations’ Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £184 million ($294 million) in 2012 compared to £175 million ($280 million) in 2011.

Marine Premiums.    The gross written premiums for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
Marine and energy liability	$28,934	$25,863	11.9%
Cargo and specie	19,974	20,009	-0.2%
Assumed reinsurance	7,073	7,775	-9.0%
War	3,286	4,177	-21.3%
Hull	2,508	3,331	-24.7%
Other	555	—	NM

Total Marine	$62,330	$61,155	1.9%

NM	- Percentage change not meaningful

The Lloyd’s Operations’ Marine gross written premiums were consistent at approximately $62 million for the three months ended March 31, 2012 and 2011. Lloyd’s Marine and energy liability increased approximately $3.1 million as a result of new business, in part due to the transfer of Marine and Transport business that was previously written by the UK Branch, as discussed earlier, and an increase in average renewal rates, mostly offset by a reduction in Hull and Assumed reinsurance.

Property Casualty Premiums.    The gross written premiums for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended		Percentage
	March 31,		Change
In thousands	2012	2011	YTD
Offshore energy	$11,319	$10,285	10.1%
Engineering and construction	8,196	4,456	83.9%
Onshore energy	4,226	4,367	-3.2%
Other	—	194	-100.0%

Total Property Casualty	$23,741	$19,302	23.0%

The Lloyd’s Operations’ Property Casualty gross written premiums increased 23.0% for the three months ended March 31, 2012 compared to the same period in 2011. The increase is primarily due to growth in Engineering and Construction as a result of rate increases prompted by a contraction in the market as well as a slight increase in Offshore energy resulting from an average increase in renewal rates of 6.0%.

Professional Liability Premiums.    The gross written premiums for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2012	2011	YTD
D&O (public and private)	$6,430	$6,309	1.9%
E&O	2,310	2,741	-15.7%

Total Professional Liability	$8,740	$9,050	-3.4%

The Lloyd’s Operations’ Professional Liability gross written premiums decreased 3.4% for the three months ended March 31, 2012 compared to the same period in 2011, due to restructuring the E&O and D&O businesses. E&O gross written premiums declined 15.7% from the prior year due to exiting areas of business that were deemed unprofitable as well as reducing our number of underwriters. The average renewal premium rates for the Professional Liability division decreased approximately 2.3% compared to the same period in 2011.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of March 31, 2012 and December 31, 2011, our capital resources were as follows:

	March 31,	December 31,
In thousands	2012	2011
Senior Notes	$114,312	$114,276
Stockholders’ equity	818,217	803,435

Total capitalization	$932,529	$917,711

Ratio of debt to total capitalization	12.3%	12.5%

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

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments on the senior debt which are currently $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the March 31, 2012 surplus of Navigators Insurance Company, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during the preceding 12 month period without prior regulatory approval is $60.4 million. During the preceding 12 month period Navigators Insurance Company declared and paid $45.0 million of dividends to the Parent Company, $10.0 million of which were declared and paid in the first quarter of 2012.

Condensed Parent Company balance sheets as of March 31, 2012 (unaudited) and December 31, 2011 are shown in the table below:

	March 31, 2012	December 31, 2011
In thousands
Cash and investments	$17,950	$8,315
Investments in subsidiaries	900,717	895,047
Goodwill and other intangible assets	2,534	2,534
Other assets	14,873	13,806

Total assets	$936,074	$919,702

Senior Notes	$114,312	$114,276
Accounts payable and other liabilities	191	649
Accrued interest payable	3,354	1,342

Total liabilities	$117,857	$116,267

Stockholders’ equity	$818,217	$803,435

Total liabilities and stockholders’ equity	$936,074	$919,702

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2011 and 2012 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. The ability to issue new letters of credit expired on December 31, 2011. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. As of March 31, 2012, letters of credit with an aggregate face amount of $150.7 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of March 31, 2012.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by Standard & Poors (“S&P”) and Moody’s Investor Services (“Moody’s”) with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to those gross loss reserves as of March 31, 2012 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

Generally, for pro rata or quota share reinsurers, we issue quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled within 45 days. We have the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $0.5 million to $1.0 million) as set forth in the pro rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings have historically on average been paid within 45 calendar days.

Generally, for excess-of-loss reinsurers we pay quarterly deposit premiums based on the estimated subject premiums over the contract period (usually one year) that are subsequently adjusted based on actual premiums determined after the expiration of the applicable reinsurance treaty. Paid losses subject to excess-of-loss recoveries are generally billed as they occur and are usually settled by reinsurers within 30 calendar days for the Insurance Companies and 30 business days for the Lloyd’s Operations.

We sometimes withhold funds from reinsurers and may apply ceded loss billings against such funds in accordance with the applicable reinsurance agreements.

Liquidity

Consolidated Cash Flows

Net cash provided by operating activities was $16.4 million for the three months ended March 31, 2012 compared to $13.3 million for the same period in 2011. The increase in cash flow from operations was due to improved collections on premium receivables and reinsurance recoverables, partially offset by an increase in paid losses.

Net cash used in investing activities was $98.5 million for the three months ended March 31, 2012 compared to net cash provided by investing activities of $6.9 million for the same period in 2011. The increase in cash used by investing activities is primarily due to the ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $12.6 million for the comparable period in 2011. The reduction in cash used by financing activities relates to our share repurchase program, which expired at the end of 2011.

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

Investments

As of March 31, 2012, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $15.7 million, consists of investment grade bonds. As of March 31, 2012, our portfolio had a duration of 3.7 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of March 31, 2012 and December 31, 2011, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth our cash and investments as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$418,876	$8,032	$(856)	$411,700	$—
States, municipalities and political subdivisions Mortgage-backed and asset-backed securities:	398,399	28,185	(156)	370,370	—
Agency mortgage-backed securities	385,239	16,240	(7)	369,006	—
Residential mortgage obligations	20,254	35	(2,009)	22,228	(1,037)
Asset-backed securities	49,077	874	(45)	48,248	—
Commercial mortgage-backed securities	212,609	13,248	(76)	199,437	—

Subtotal	$667,179	$30,397	$(2,137)	$638,919	$(1,037)
Corporate bonds	459,109	17,945	(923)	442,087	—

Total fixed maturities	$1,943,563	$84,559	$(4,072)	$1,863,076	$(1,037)
Equity securities-common stocks	102,400	27,263	(342)	75,479	—
Short-term investments	202,977	—	—	202,977	—
Cash	45,508	—	—	45,508	—

Total	$2,294,448	$111,822	$(4,414)	$2,187,040	$(1,037)

	As of December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions Mortgage-backed and asset-backed securities:	410,836	28,887	(108)	382,057	—
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities-common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

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

Invested assets increased since the prior comparable period primarily due to unrealized gains and cash flow from operations. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment losses recognized in earnings, was 2.0% and 3.3% for the three months ended March 31, 2012 and 2011, respectively. The 2.0% average yield for the current quarter includes investment expenses of $4.5 million for estimated interest expense related to a summary judgment order entered against the Company for foregone interest on previously paid balances that were allegedly overdue on certain reinsurance agreements. Refer to Note 9, Commitments and Contingencies, for further detail on the aforementioned legal proceedings. Excluding the impact of the aforementioned accrued interest expense, the average yield for the current quarter would have been 2.8%, reflective of the general decline in market yields and shorter portfolio duration.

The tax equivalent yields for the three months ended March 31, 2012 and 2011 on a consolidated basis were 3.4% and 3.9%, respectively. The portfolio duration was 3.7 years and 4.1 years for the three months ended March 31, 2012 and 2011, respectively. Since the beginning of 2012, the tax-exempt portion of our investment portfolio has decreased by $22.2 million to approximately 18.0% of the fixed maturities investment portfolio at March 31, 2012 compared to approximately 19.7% at December 31, 2011.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of March 31, 2012 are shown in the following table:

	As of March 31, 2012
In thousands	Fair Value	Amortized Cost
Due in one year or less	$46,615	$46,244
Due after one year through five years	627,418	611,661
Due after five years through ten years	385,720	363,151
Due after ten years	216,631	203,101
Mortgage- and asset-backed securities	667,179	638,919

Total	$1,943,563	$1,863,076

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.8 years.

The following table shows the amount and percentage of our fixed maturities as of March 31, 2012 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$316,690	16%
Very strong	AA	1,076,193	56%
Strong	A	411,864	21%
Adequate	BBB	123,112	6%
Speculative	BB & Below	11,833	1%
Not rated	NR	3,871	0%

Total	AA	$1,943,563	100%

The following table sets forth our U.S. Treasury bonds, Agency bonds, and Foreign government bonds as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$182,257	$4,542	$(404)	$178,119
Agency bonds	164,230	2,894	(302)	161,638
Foreign government bonds	72,389	596	(150)	71,943

Total	$418,876	$8,032	$(856)	$411,700

	As of December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$137,228	$5,422	$—	$131,806
Agency bonds	136,506	2,870	(133)	133,769
Foreign government bonds	62,336	687	(250)	61,899

Total	$336,070	$8,979	$(383)	$327,474

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2012. The securities that are not rated in the table below are primarily state bonds.

In thousands
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$372,927	$345,754	$27,173
BBB	Baa	21,601	20,859	742
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,871	3,757	114

Total		$398,399	$370,370	$28,029

The following table sets forth the municipal bond holdings by sectors as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012		As of December 31, 2011
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	$35,287	9%	$43,195	10%
Prerefunded	16,947	4%	18,636	5%
Revenue	297,078	75%	309,659	75%
Taxable	49,087	12%	39,346	10%

Total	$398,399	100%	$410,836	100%

We own $125.3 million of municipal securities which are credit enhanced by various financial guarantors. As of March 31, 2012, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage obligations by those issued by the Government National Mortgage Association (“GNMA”), FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of March 31, 2012:

	As of March 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$119,235	$6,573	$(2)	$112,664
FNMA	178,702	7,469	(5)	171,238
FHLMC	87,302	2,198	—	85,104

Total agency mortgage-backed securities	$385,239	$16,240	$(7)	$369,006

Residential mortgage-backed securities:
Prime	$13,011	$11	$(1,629)	$14,629
Alt-A	2,009	3	(375)	2,381
Subprime	—	—	—	—
Non-US RMBS	5,234	21	(5)	5,218

Total residential mortgage-backed securities	$20,254	$35	$(2,009)	$22,228

The following table sets forth the composition of the investments categorized as residential mortgage obligations in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2012:

In thousands		March 31, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$7,497	$7,683	$(186)
BBB	Baa	927	1,037	(110)
BB	Ba	2,077	2,308	(231)
B	B	1,978	2,325	(347)
CCC or lower	Caa or lower	7,775	8,875	(1,100)
NR	NR	—	—	—

Total		$20,254	$22,228	$(1,974)

Details of the collateral of our asset-backed securities portfolio as of March 31, 2012 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$—	$9,570	$—	$—	$—	$—	$9,570	$9,376	$194
Credit cards	13,958	—	—	—	—	—	13,958	13,570	388
Time Share	—	—	14,439	—	—	—	14,439	14,213	226
Student Loans	6,710	2,716	—	—	—	—	9,426	9,433	(7)
Miscellaneous	946	736	—	—	—	2	1,684	1,656	28

Total	$21,614	$13,022	$14,439	$—	$—	$2	$49,077	$48,248	$829

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2012:

In thousands		March 31, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$212,609	$199,437	$13,172
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$212,609	$199,437	$13,172

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2012:

In thousands		March 31, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$358,525	$344,750	$13,775
BBB	Baa	100,584	97,337	3,247
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$459,109	$442,087	$17,022

The company holds non-sovereign European securities of $67.1 million at fair value and $65.8 million at amortized cost primarily in the investment portfolio. This represents 3.3% of our total fixed income and equity portfolio. Our largest exposure is in the Netherlands with a total of $31.5 million followed by France with a total of $25.7 million. We have no exposure to Greece, Portugal, Italy or Spain.

The following table summarizes all securities in a gross unrealized loss position as of March 31, 2012 and December 31, 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	As of March 31, 2012			As of December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	28	$173,094	$755	7	$58,587	$98
7-12 months	—	—	—	—	—	—
> 12 months	2	7,060	101	2	6,883	285

Subtotal	30	$180,154	$856	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	6	$6,731	$99	7	$5,894	$72
7-12 months	2	1,906	34	1	216	1
> 12 months	3	1,717	23	5	2,420	35

Subtotal	11	$10,354	$156	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	4	$7,368	$7	3	$5,087	$3
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	4	$7,368	$7	3	$5,087	$3
Residential mortgage obligations
0-6 months	3	$787	$100	6	$6,672	$184
7-12 months	5	2,534	101	7	5,250	313
> 12 months	47	11,780	1,808	47	10,749	2,351

Subtotal	55	$15,101	$2,009	60	$22,671	$2,848
Asset-backed securities
0-6 months	—	$—	$—	2	$4,933	$12
7-12 months	4	5,291	45	5	6,645	63
> 12 months	1	2	—	1	2	—

Subtotal	5	$5,293	$45	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	7	$9,311	$45	6	$5,465	$29
7-12 months	2	185	6	3	6,840	550
> 12 months	2	1,040	25	3	1,503	14

Subtotal	11	$10,536	$76	12	$13,808	$593
Corporate bonds
0-6 months	9	$37,306	$138	52	$135,516	$4,539
7-12 months	20	39,538	575	18	27,561	1,457
> 12 months	6	7,900	210	8	14,898	776

Subtotal	35	$84,744	$923	78	$177,975	$6,772

Total fixed maturities	151	$313,550	$4,072	183	$305,121	$10,782

Equity securities - common stocks
0-6 months	1	$2,032	$15	4	$3,320	$587
7-12 months	2	3,262	327	1	1,629	371
> 12 months	—	—	—	—	—	—

Total equity securities	3	$5,294	$342	5	$4,949	$958

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

As of March 31, 2012, the largest single unrealized loss by issuer in the investment portfolio was $0.3 million.

The following table shows the S&P ratings and equivalent Moody’s ratings of the fixed maturity securities in our portfolio with gross unrealized losses as of March 31, 2012. Not all of the securities are rated by S&P and/or Moody’s.

In thousands			Gross Unrealized Loss		Fair Value
NAIC Rating	Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
1	AAA/AA/A	Aaa/Aa/A	$2,230	54%	$286,777	91%
2	BBB	Baa	157	4%	15,747	5%
3	BB	Ba	236	6%	1,623	1%
4	B	B	346	8%	1,978	1%
5	CCC or lower	Caa or lower	144	4%	931	0%
6	NR	NR	959	24%	6,494	2%

Total			$4,072	100%	$313,550	100%

As of March 31, 2012, the gross unrealized losses in the table directly above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $1.7 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity by the number of years until maturity for fixed maturity securities with unrealized losses as of March 31, 2012 is shown in the following table:

	As of March 31, 2012
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$102	3%	$12,586	4%
Due after one year through five years	938	23%	183,891	58%
Due after five years through ten years	694	17%	52,004	17%
Due after ten years	201	5%	26,771	9%
Mortgage- and asset-backed securities	2,137	52%	38,298	12%

Total	$4,072	100%	$313,550	100%

The following table summarizes the gross unrealized investment losses by length of time where the fair value is less than 80% of amortized cost as of March 31, 2012:

	As of March 31, 2012
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	—	—
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	547	—	547

Total	$547	$—	$547

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended March 31,
	2012		2011
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount
Total other-than-temporary impairment losses:
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	1	55	1	33
Asset-backed securities	—	—	—	—
Equities	2	143	1	230

Total	3	$198	2	$263
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		44		22
Asset-backed securities		—		—
Equities		—		—

Total		$44		$22
Impairment losses recognized in earnings
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		11		11
Asset-backed securities		—		—
Equities		143		230

Total		$154		$241

During the three months ended March 31 2012, we recognized OTTI losses of $0.2 million related to one non-agency mortgage-backed security and two equity securities. During the comparable period in 2011, we recognized OTTI losses of $0.2 million related to residential mortgage-backed securities and one equity security. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in the Company’s 2011 Annual Report on Form 10-K.

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of March 31, 2012 an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	As of March 31, 2012
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$102.4	$(5.1)	$(10.2)	$(15.4)
Premiums receivable	$32.7	$(1.6)	$(3.3)	$(4.9)
Reinsurance recoverables on paid, unpaid losses and LAE	$61.8	$(3.1)	$(6.2)	$(9.3)
Reserves for losses and loss adjustment expenses	$161.4	$8.1	$16.1	$24.2

Item 4.         Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our first fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.         Legal Proceedings

In the ordinary course of conducting business, our subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving our subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. We account for such activity through the establishment of unpaid loss and loss adjustment reserves. Our management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our consolidated financial condition, results of operations or cash flows.

Our subsidiaries are also from time to time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, we believe we have valid defenses to these cases. Our management expects that the ultimate liability, if any, with respect to future extra-contractual matters will not be material to our consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on our consolidated results of operations or cash flows in a particular fiscal quarter or year.

In October 2010, Equitas, represented by Resolute Management Services Limited (“Resolute”), commenced a lawsuit in the Supreme Court of the State of New York (the “Court Proceeding”) and separate arbitration proceedings (the “Arbitration” and collectively with the Court Proceeding, the “Resolute Proceedings”) against Navigators Management Company, Inc. (“NMC”) a wholly-owned subsidiary of the Company. The arbitration demand and complaint in the Resolute Proceedings allege that NMC failed to make timely payments to Resolute under certain reinsurance agreements in connection with subrogation recoveries received by NMC with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s.

On October 25, 2011, an order was issued in the Court Proceeding denying NMC’s motion for summary judgment and granting Resolute’s cross-motion for partial summary judgment (the “Partial Summary Judgment Order”). The Partial Summary Judgment Order found that NMC had breached its obligations under the reinsurance agreements at issue in the Court Proceeding and further found that Resolute was entitled to damages for unpaid interest at the statutory rate of 9%. On December 2, 2011, a Stipulation and Order was entered with the Court in favor of Resolute in the amount of $4.7 million with respect to the Partial Summary Judgment Order. Navigators disagreed with and appealed the Partial Summary Judgment Order. As a result of the entry of the Partial Summary Judgment Order on December 2, 2011, however, Navigators established an interest expense accrual of $4.7 million during the fourth quarter of 2011, pending the resolution of the appeal.

On March 9, 2012, the Arbitration Panel granted Resolute’s motion for summary judgment in the Arbitration and found that NMC breached its obligations under the reinsurance agreement and that Resolute was entitled to damages for unpaid interest at the New York statutory rate of 9%. The Arbitration Panel’s ruling is binding and non-appealable.

Navigators disagrees with the two summary judgment rulings in the Resolute Proceedings, but rather than continue to litigate these related matters and incur additional legal expenses, NMC entered into a settlement agreement with Resolute, effective as of April 19, 2012, and agreed to withdraw its appeal and fully and finally settle this dispute. Navigators has agreed to pay $9.2 million to Resolute as part of the settlement.

As a result of the settlement, Navigators recognized an additional interest expense accrual of $4.5 million during the first quarter of 2012.

Item 1A.         Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2011 Annual Report on Form 10-K.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.         Defaults Upon Senior Securities

None

Item 4.         Mine Safety Disclosures

Not applicable

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

The Navigators Group, Inc.
(Registrant)

Date: May 4, 2012	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Scheme	*

101.CAL	XBRL Taxonomy Extension Calculation Database	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein