Form 10-Q
period 2012-06-30
NAVIGATORS GROUP INC
filed 2012-08-03
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

The number of common shares outstanding as of July 24, 2012 was 14,012,320.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012, $1,935,631; 2011, $1,816,710)	$2,024,429	$1,888,069
Equity securities, available-for-sale, at fair value (cost: 2012, $74,457; 2011, $73,567)	103,649	95,849
Short-term investments, at cost which approximates fair value	161,983	122,220
Cash	45,842	127,360

Total investments and cash	2,335,903	2,233,498

Premiums receivable	372,379	255,725
Prepaid reinsurance premiums	211,089	164,162
Reinsurance recoverable on paid losses	37,431	43,791
Reinsurance recoverable on unpaid losses and loss adjustment expenses	849,146	845,445
Deferred policy acquisition costs	64,509	63,984
Accrued investment income	14,079	14,492
Goodwill and other intangible assets	6,925	6,869
Current income tax receivable, net	13,032	15,391
Other assets	34,573	26,650

Total assets	$3,939,066	$3,670,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,088,524	$2,082,679
Unearned premiums	633,920	532,628
Reinsurance balances payable	144,078	108,699
Senior Notes	114,348	114,276
Deferred income tax, net	3,120	6,291
Accounts payable and other liabilities	113,268	21,999

Total liabilities	3,097,258	2,866,572

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,522,949 shares for 2012 and 17,467,615 shares for 2011	1,752	1,746
Additional paid-in capital	324,956	322,133
Treasury stock, at cost (3,511,380 shares for 2012 and 2011)	(155,801)	(155,801)
Retained earnings	587,912	565,109
Accumulated other comprehensive income	82,989	70,248

Total stockholders’ equity	841,808	803,435

Total liabilities and stockholders’ equity	$3,939,066	$3,670,007

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross written premiums	$322,987	$278,714	$666,136	$574,997

Revenues:
Net written premiums	$190,252	$183,363	$433,297	$376,439
Change in unearned premiums	5,765	(9,586)	(54,161)	(50,184)

Net earned premiums	196,017	173,777	379,136	326,255
Net investment income	15,777	17,429	27,035	34,813
Total other-than-temporary impairment losses	(496)	(833)	(693)	(1,096)
Portion of loss recognized in other comprehensive income (pretax)	—	301	43	322

Net other-than-temporary impairment losses recognized in earnings	(496)	(532)	(650)	(774)
Net realized gains (losses)	4,217	3,006	6,059	1,618
Other income (expense)	387	573	1,298	1,564

Total revenues	215,902	194,253	412,878	363,476

Expenses:
Net losses and loss adjustment expenses	123,407	113,863	241,392	230,651
Commission expenses	29,503	28,030	58,953	54,230
Other operating expenses	39,819	35,777	76,126	72,352
Interest expense	2,049	2,047	4,098	4,093

Total expenses	194,778	179,717	380,569	361,326

Income (loss) before income taxes	21,124	14,536	32,309	2,150

Income tax expense (benefit)	6,225	5,032	9,506	539

Net income (loss)	$14,899	$9,504	$22,803	$1,611

Net income (loss) per common share:
Basic	$1.06	$0.62	$1.63	$0.10
Diluted	$1.05	$0.60	$1.60	$0.10

Average common shares outstanding:
Basic	14,006,361	15,372,670	13,992,901	15,554,670
Diluted	14,208,759	15,725,850	14,245,947	15,943,804

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2012	2011
Net income (loss)	$14,899	$9,504

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of deferred tax of $2,976 and $8,390 in 2012 and 2011, respectively (1)	7,604	16,833
Change in foreign currency translation gains (losses), net of deferred tax of $452 and $(4) in 2012 and 2011, respectively	(840)	(8)

Other comprehensive income (loss)	6,764	16,825

Comprehensive income (loss)	$21,663	$26,329

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$9,039	$15,450
Reclassification adjustment for net realized gains (losses) included in net income	(1,607)	1,326
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	172	57

Change in net unrealized gains (losses) on investments, net of tax	$7,604	$16,833

	Six Months Ended June 30,
	2012	2011
Net income (loss)	$22,803	$1,611

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of deferred tax of $7,796 and $8,573 in 2012 and 2011, respectively (2)	16,553	16,871
Change in foreign currency translation gains (losses), net of deferred tax of $1,851 and $359 in 2012 and 2011, respectively	(3,812)	923

Other comprehensive income (loss)	12,741	17,794

Comprehensive income (loss)	$35,544	$19,405

(2) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$17,643	$16,011
Reclassification adjustment for net realized gains (losses) included in net income	(1,335)	830
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	245	30

Change in net unrealized gains (losses) on investments, net of tax	$16,553	$16,871

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2012

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2011	17,467,615	$1,746	$322,133	3,511,380	$(155,801)	$565,109	$70,248	$803,435
Net income	—	—	—	—	—	22,803	—	22,803
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	16,037	16,037
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	516	516
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(3,812)	(3,812)

Total comprehensive income	—	—	—	—	—	—	12,741	12,741
Shares issued under stock plan	55,334	6	(363)	—	—	—	—	(357)
Share-based compensation	—	—	3,186	—	—	—	—	3,186

Balance, June 30, 2012	17,522,949	$1,752	$324,956	3,511,380	$(155,801)	$587,912	$82,989	$841,808

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$22,803	$1,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	2,040	2,084
Deferred income taxes	(9,800)	(1,047)
Net realized (gains) losses	(6,059)	(1,618)
Net other-than-temporary losses recognized in earnings	650	774
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	3,741	(16,952)
Reserves for losses and loss adjustment expenses	5,845	42,964
Prepaid reinsurance premiums	(46,927)	(19,803)
Unearned premiums	101,292	70,009
Premiums receivable	(119,834)	(84,308)
Deferred policy acquisition costs	(525)	(5,096)
Accrued investment income	413	1,251
Reinsurance balances payable	35,379	19,304
Current income taxes	1,497	(3,685)
Other	24,513	8,897

Net cash provided by (used in) operating activities	15,028	14,385

Investing activities:
Fixed maturities
Redemptions and maturities	97,345	95,268
Sales	526,753	461,215
Purchases	(747,421)	(505,278)
Equity securities
Sales	1,600	2,107
Purchases	(3,397)	(5,056)
Change in payable for securities	70,265	17,825
Net change in short-term investments	(39,763)	(29,848)
Purchase of property and equipment	(2,353)	(1,771)

Net cash provided by (used in) investing activities	(96,971)	34,462

Financing activities:
Purchase of treasury stock	—	(41,442)
Proceeds of stock issued from employee stock purchase plan	313	360
Proceeds of stock issued from exercise of stock options	112	807

Net cash provided by (used in) financing activities	425	(40,275)

Increase (decrease) in cash	(81,518)	8,572
Cash at beginning of year	127,360	31,768

Cash at end of period	$45,842	$40,340

Supplemental cash information:
Income taxes paid, net	$14,188	$8,134
Interest paid	$4,025	$4,025
Issuance of stock to directors	$242	$210

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

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08 amending Codification topic 350 – Intangibles – Goodwill and Other. The amendment simplifies how goodwill is tested for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The amendment is effective for the interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this amendment had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 amending Codification Topic 220 – Comprehensive Income. The amendment requires that other comprehensive income be either presented in a single continuous statement or two separate but consecutive statements. In addition, the amendment requires the disclosure of reclassification adjustments for items reclassified from other comprehensive income to net income on the face of the financial statements. The amendment is effective for the interim and annual periods beginning after December 15, 2011 and should be applied retrospectively. This standard only affected the Company’s presentation of comprehensive income and did not affect the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04 amending Codification Topic 820 – Fair Value Measurements and Disclosures. The amendments were intended to result in common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendment expands and enhances current disclosures about fair value measurement and clarifies the FASB’s intent regarding the application of existing fair value measurement requirements in certain circumstances. The amendments are effective for the interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Adoption of the amendment had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2010, the FASB issued ASU 2010-26 amending Codification Topic 944 – Financial Services – Insurance; Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendment clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In addition, the amendment limits deferrable costs that can be capitalized to those that are incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods within a fiscal year, beginning after December 15, 2011. The guidance is to be applied prospectively upon effectiveness of the amendment, with retrospective application permitted, but not required. The Company adopted this guidance prospectively in the first quarter of 2012. The amount of acquisition costs capitalized during the current year under the adopted guidance compared with the amount of acquisition costs that would have been capitalized during the year if the entity’s previous policy had been applied resulted in decreases in amounts capitalized of $0.8 million and $1.7 million for the three and six months ended June 30, 2012, respectively.

Note 3. Segment Information

The Company classifies its business into two underwriting segments consisting of the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”), which are separately managed, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income and interest expense and the related tax effect.

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

The Insurance Companies consist of Navigators Insurance Company, including its branch located in the United Kingdom (the “U.K. Branch”), and its wholly-owned subsidiary, Navigators Specialty Insurance Company (“Navigators Specialty”). They are primarily engaged in underwriting marine insurance and related lines of business, professional liability insurance and specialty lines of business, including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses. Navigators Specialty underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty is 100% reinsured by Navigators Insurance Company.

The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s of London (“Lloyd’s”) through Syndicate 1221. The Lloyd’s Operations includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Syndicate 1221.

Navigators Management Company, Inc. (“NMC”) is a wholly-owned underwriting management company that produces, manages and underwrites insurance and reinsurance, and provides corporate services for the Company. The operating results for NMC are allocated to both the Insurance Companies and Lloyd’s Operations as appropriate.

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

Financial data by segment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$214,064	$108,923	$—	$322,987
Net written premiums	134,065	56,187	—	190,252

Net earned premiums	141,577	54,440	—	196,017
Net losses and loss adjustment expenses	(100,003)	(23,404)	—	(123,407)
Commission expenses	(21,117)	(8,938)	552	(29,503)
Other operating expenses	(28,914)	(10,905)	—	(39,819)
Other income (expense)	879	60	(552)	387

Underwriting profit (loss)	$(7,578)	$11,253	$—	$3,675

Net investment income	13,286	2,454	37	15,777
Net realized gains (losses)	2,325	1,396	—	3,721
Interest expense	—	—	(2,049)	(2,049)

Income (loss) before income taxes	$8,033	$15,103	$(2,012)	$21,124

Income tax expense (benefit)	2,101	5,207	(1,083)	6,225

Net income (loss)	$5,932	$9,896	$(929)	$14,899

Identifiable assets	$2,933,334	$967,862	$37,870	$3,939,066

Losses and loss adjustment expenses ratio	70.6%	43.0%		63.0%
Commission expense ratio	14.9%	16.4%		15.1%
Other operating expense ratio (2)	19.9%	19.9%		20.0%

Combined ratio	105.4%	79.3%		98.1%

(1)	— Includes Corporate segment intercompany eliminations.
(2)	— Includes Other operating expenses and Other income.

	Three Months Ended June 30, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$186,767	$91,947	$—	$278,714
Net written premiums	123,204	60,159	—	183,363

Net earned premiums	114,987	58,790	—	173,777
Net losses and loss adjustment expenses	(77,330)	(36,533)	—	(113,863)
Commission expenses	(16,402)	(12,042)	414	(28,030)
Other operating expenses	(26,516)	(9,261)	—	(35,777)
Other income (expense)	626	361	(414)	573

Underwriting profit (loss)	$(4,635)	$1,315	$—	$(3,320)

Net investment income	14,989	2,320	120	17,429
Net realized gains (losses)	3,100	(798)	172	2,474
Interest expense	—	—	(2,047)	(2,047)

Income (loss) before income taxes	$13,454	$2,837	$(1,755)	$14,536

Income tax expense (benefit)	4,617	1,029	(614)	5,032

Net income (loss)	$8,837	$1,808	$(1,141)	$9,504

Identifiable assets	$2,716,634	$898,895	$40,380	$3,655,909

Losses and loss adjustment expenses ratio	67.3%	62.1%		65.5%
Commission expense ratio	14.3%	20.5%		16.1%
Other operating expense ratio (2)	22.4%	15.2%		20.3%

Combined ratio	104.0%	97.8%		101.9%

(1)	— Includes Corporate segment intercompany eliminations.
(2)	— Includes Other operating expenses and Other income.

	Six Months Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$462,402	$203,734	$—	$666,136
Net written premiums	315,315	117,982	—	433,297

Net earned premiums	273,125	106,011	—	379,136
Net losses and loss adjustment expenses	(191,180)	(50,212)	—	(241,392)
Commission expenses	(40,418)	(19,824)	1,289	(58,953)
Other operating expenses	(54,259)	(21,867)	—	(76,126)
Other income (expense)	2,521	66	(1,289)	1,298

Underwriting profit (loss)	$(10,211)	$14,174	$—	$3,963

Net investment income	22,221	4,737	77	27,035
Net realized gains (losses)	4,200	1,209	—	5,409
Interest expense	—	—	(4,098)	(4,098)

Income (loss) before income taxes	$16,210	$20,120	$(4,021)	$32,309

Income tax expense (benefit)	3,980	6,933	(1,407)	9,506

Net income (loss)	$12,230	$13,187	$(2,614)	$22,803

Identifiable assets	$2,933,334	$967,862	$37,870	$3,939,066

Losses and loss adjustment expenses ratio	70.0%	47.4%		63.7%
Commission expense ratio	14.8%	18.7%		15.5%
Other operating expense ratio (2)	18.9%	20.5%		19.8%

Combined ratio	103.7%	86.6%		99.0%

(1)	— Includes Corporate segment intercompany eliminations.
(2)	— Includes Other operating expenses and Other income.

	Six Months Ended June 30, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$393,543	$181,454	$—	$574,997
Net written premiums	253,944	122,495	—	376,439

Net earned premiums	213,807	112,448	—	326,255
Net losses and loss adjustment expenses	(152,127)	(78,524)	—	(230,651)
Commission expenses	(28,742)	(26,449)	961	(54,230)
Other operating expenses	(53,315)	(19,037)	—	(72,352)
Other income (expense)	2,317	208	(961)	1,564

Underwriting profit (loss)	$(18,060)	$(11,354)	$—	$(29,414)

Net investment income	29,972	4,575	266	34,813
Net realized gains (losses)	2,855	(2,183)	172	844
Interest expense	—	—	(4,093)	(4,093)

Income (loss) before income taxes	$14,767	$(8,962)	$(3,655)	$2,150

Income tax expense (benefit)	4,845	(3,027)	(1,279)	539

Net income (loss)	$9,922	$(5,935)	$(2,376)	$1,611

Identifiable assets	$2,716,634	$898,895	$40,380	$3,655,909

Losses and loss adjustment expenses ratio	71.2%	69.8%		70.7%
Commission expense ratio	13.4%	23.5%		16.6%
Other operating expense ratio (2)	23.8%	16.8%		21.7%

Combined ratio	108.4%	110.1%		109.0%

(1)	— Includes Corporate segment intercompany eliminations.
(2)	— Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$49,896	$46,482	$96,378
Property casualty	130,627	49,533	180,160
Professional liability	33,541	12,908	46,449

Total	$214,064	$108,923	$322,987

Net written premiums :
Marine	$31,786	$33,025	$64,811
Property casualty	76,842	16,172	93,014
Professional liability	25,437	6,990	32,427

Total	$134,065	$56,187	$190,252

Net earned premiums:
Marine	$35,535	$32,927	$68,462
Property casualty	82,175	16,617	98,792
Professional liability	23,867	4,896	28,763

Total	$141,577	$54,440	$196,017

	Three Months Ended June 30, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$58,323	$39,451	$97,774
Property casualty	100,131	42,122	142,253
Professional liability	28,313	10,374	38,687

Total	$186,767	$91,947	$278,714

Net written premiums :
Marine	$41,802	$32,042	$73,844
Property casualty	62,015	22,682	84,697
Professional liability	19,387	5,435	24,822

Total	$123,204	$60,159	$183,363

Net earned premiums:
Marine	$41,877	$37,734	$79,611
Property casualty	55,351	16,259	71,610
Professional liability	17,759	4,797	22,556

Total	$114,987	$58,790	$173,777

	Six Months Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$111,761	$108,812	$220,573
Property casualty	286,546	73,274	359,820
Professional liability	64,095	21,648	85,743

Total	$462,402	$203,734	$666,136

Net written premiums :
Marine	$74,651	$81,550	$156,201
Property casualty	191,374	25,060	216,434
Professional liability	49,290	11,372	60,662

Total	$315,315	$117,982	$433,297

Net earned premiums:
Marine	$70,810	$67,536	$138,346
Property casualty	156,543	29,774	186,317
Professional liability	45,772	8,701	54,473

Total	$273,125	$106,011	$379,136

	Six Months Ended June 30, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$128,671	$100,606	$229,277
Property casualty	213,019	61,424	274,443
Professional liability	51,853	19,424	71,277

Total	$393,543	$181,454	$574,997

Net written premiums :
Marine	$96,020	$81,713	$177,733
Property casualty	124,922	31,068	155,990
Professional liability	33,002	9,714	42,716

Total	$253,944	$122,495	$376,439

Net earned premiums:
Marine	$82,436	$74,712	$157,148
Property casualty	98,286	28,153	126,439
Professional liability	33,085	9,583	42,668

Total	$213,807	$112,448	$326,255

The Insurance Companies’ net earned premiums include $18.2 million and $25.5 million of net earned premiums from the U.K. Branch for the three months ended June 30, 2012 and 2011 and $39.1 million and $42.9 million of net earned premiums from the U.K. Branch for the six months ended June 30, 2012 and 2011, respectively.

Note 4. Reinsurance Ceded

The Company’s ceded earned premiums were $120.7 million and $82.1 million for the three months ended June 30, 2012 and 2011 and $185.8 million and $178.1 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s ceded incurred losses were $61.7 million and $53.1 million for the three months ended June 30, 2012 and 2011 and were $123.2 million and $127.7 million for the six months ended June 30, 2012 and 2011, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting approximately 73.4% of the total recoverable), together with the reinsurance recoverable and collateral as of June 30, 2012, and the reinsurers’ ratings from the A.M. Best Company (“AMB”) or Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
In thousands	Premium	Losses	Total	Held(1)	AMB	S&P
Everest Reinsurance Company	$16,225	$75,837	$92,062	$6,179	A+	A+
Munich Reinsurance America Inc.	11,108	78,824	89,932	222	A+	AA-
Swiss Reinsurance America Corporation	5,076	84,310	89,386	6,556	A+	AA-
Transatlantic Reinsurance Company	15,570	73,065	88,635	6,745	A	A+
National Indemnity Company	34,376	37,716	72,092	15,981	A++	AA+
Lloyd’s Syndicate #2003	8,092	32,416	40,508	8,245	A	A+
Partner Reinsurance Europe	9,447	31,013	40,460	22,540	A+	A+
Allied World Reinsurance	8,108	21,459	29,567	2,405	A	A
Berkley Insurance Company	1,848	27,099	28,947	596	A+	A+
General Reinsurance Corporation	675	26,487	27,162	890	A++	AA+
Scor Global P&C SE	13,613	11,644	25,257	9,190	A	A+
Tower Insurance Company	10,331	14,166	24,497	4,541	A-	NR
Scor Holding (Switzerland) AG	1,323	20,988	22,311	9,069	A	A+
Validus Reinsurance Ltd.	2,979	18,560	21,539	9,745	A	A-
Ace Property and Casualty Insurance Company	1,022	19,824	20,846	—	A+	AA-
Platinum Underwriters Re	558	18,884	19,442	1,994	A	A-
Munchener Ruckversicherungs-Gesellschaft	390	19,037	19,427	6,719	A+	AA-
Sirius America Insurance Company	88	19,205	19,293	335	A	A-
AXIS Re Europe	4,252	13,187	17,439	5,742	A	A+
Lloyd’s Syndicate #4000	2,499	14,341	16,840	2,216	A	A+

Top 20 Total	$147,580	$658,062	$805,642	$119,910
All Others	63,509	228,515	292,024	91,959

Total	$211,089	$886,577	$1,097,666	$211,869

(1)	— Collateral includes letter of credit, balances payable and other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

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

The amounts charged to expense for stock-based compensation for the three and six months ended June 30, 2012 and 2011 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Restricted stock units	$1,974	$531	$3,186	$1,479
Directors restricted stock grants (1)	60	60	120	120
Employee stock purchase plan	41	68	15	123
Stock appreciation rights (2)	—	(57)	—	(53)
Stock options	—	—	—	—

Total stock-based compensation	$2,075	$602	$3,321	$1,669

(1) —	Relates to non-employee directors serving on the Parent Company's Board of Directors, all of whom have been elected by the Company's stockholders, as well as non-employee directors serving on NUAL's Board of Directors.
(2) —	All outstanding stock appreciation rights were exercised during 2011. The Company has no current plans to issue stock appreciation rights under the 2005 Amended and Restated Stock Incentive Plan.

Note 6. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £184 million ($289 million) for the 2012 underwriting year compared to £175 million ($280 million) for the 2011 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2012 and 2011 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of June 30, 2012, the Company had provided letters of credit of $154.5 million and did not have any cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2011 and 2012 underwriting years. If any letters of credit remain outstanding under the facility after December 31, 2012, the Company would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2012, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 11, Credit Facility, for additional information.

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to their participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and will receive U.K. tax credits in the United Kingdom (“U.K.”) for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 26% rate through March 31, 2012. A finance bill was enacted in the U.K. that reduces the U.K. corporate tax rate from 26% to 24% effective April 2012. The effect of such tax rate change was not material.

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $82.2 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.6 million, assuming all foreign tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of June 30, 2012 and 2011. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and six months ended June 30, 2012 and 2011. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2008 and subsequent years.

The Company recorded income tax expense of $6.2 million and $9.5 million for the three and six months ended June 30, 2012 compared to $5.0 million and $0.5 million for the same periods in 2011, resulting in an effective tax rate of 29.5% and 29.4% for the three and six months ended June 30, 2012 and 34.6% and 25.1% for the comparable periods in 2011. The effective tax rate on net investment income was 28.2% and 26.9% for the three and six months ended June 30, 2012 compared to 28.7% and 28.6% for the same periods in 2011.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.6 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million as of both June 30, 2012 and December 31, 2011. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of June 30, 2012 expire from 2024 to 2031.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The principal amount of the Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability at June 30, 2012 was $114.3 million. The unamortized discount at June 30, 2012 was $0.7 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016 as a result of these transactions is $115.0 million.

The fair value of the Senior Notes was $121.0 million and $119.3 million as of June 30, 2012 and December 31, 2011. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense on the Senior Notes for the three and six months ended each of June 30, 2012 and 2011 was $2.0 million and $4.1 million, respectively.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with any future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of June 30, 2012, the Company was in compliance with all such covenants.

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

The Company’s subsidiaries are also from time to time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra-contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, the Company believes it has valid defenses to these cases. The Company’s management expects that the ultimate liability, if any, with respect to future extra-contractual matters will not be material to its consolidated financial position, results of operations or cash flows. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on the Company’s consolidated results of operations or cash flows in a particular fiscal quarter or year.

Note 10. Investments

The following tables set forth the Company’s cash and investments as of June 30, 2012 and December 31, 2011. The tables below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	June 30, 2012
		Gross	Gross		OTTI
		Unrealized	Unrealized	Amortized	Recognized
In thousands	Fair Value	Gains	Losses	Cost	in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$454,523	$10,330	$(160)	$444,353	$—
States, municipalities and political subdivisions	426,218	29,960	(115)	396,373	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	398,310	17,393	(44)	380,961	—
Residential mortgage obligations	37,805	44	(1,651)	39,412	(887)
Asset-backed securities	54,416	933	(33)	53,516	—
Commercial mortgage-backed securities	209,273	14,456	(55)	194,872	—

Subtotal	$699,804	$32,826	$(1,783)	$668,761	$(887)
Corporate bonds	443,884	18,519	(779)	426,144	—

Total fixed maturities	$2,024,429	$91,635	$(2,837)	$1,935,631	$(887)
Equity securities—common stocks	103,649	29,709	(517)	74,457	—
Short-term investments	161,983	—	—	161,983	—
Cash	45,842	—	—	45,842	—

Total	$2,335,903	$121,344	$(3,354)	$2,217,913	$(887)

	December 31, 2011
		Gross	Gross		OTTI
		Unrealized	Unrealized	Amortized	Recognized
In thousands	Fair Value	Gains	Losses	Cost	in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities—common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of June 30, 2012 are shown in the following table:

	June 30, 2012
		Amortized
In thousands	Fair Value	Cost
Due in one year or less	$56,876	$56,483
Due after one year through five years	658,027	641,379
Due after five years through ten years	379,158	353,733
Due after ten years	230,564	215,275
Mortgage- and asset-backed securities	699,804	668,761

Total	$2,024,429	$1,935,631

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.6 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of June 30, 2012 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

			Percent of
In thousands	Rating	Fair Value	Total
Rating description:
Extremely strong	AAA	$341,094	17%
Very strong	AA	1,150,879	56%
Strong	A	381,490	19%
Adequate	BBB	132,820	7%
Speculative	BB & Below	14,282	1%
Not rated	NR	3,864	0%

Total		$2,024,429	100%

The following table summarizes all securities in a gross unrealized loss position as of June 30, 2012 and December 31, 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	June 30, 2012			December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds,agency bonds, and foreign government bonds
0-6 months	13	$55,371	$71	7	$58,587	$98
7-12 months	—	—	—	—	—	—
> 12 months	1	4,580	89	2	6,883	285

Subtotal	14	$59,951	$160	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	5	$3,805	$48	7	$5,894	$72
7-12 months	5	3,369	46	1	216	1
> 12 months	2	1,580	21	5	2,420	35

Subtotal	12	$8,754	$115	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	2	$1,683	$44	3	$5,087	$3
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	2	$1,683	$44	3	$5,087	$3
Residential mortgage obligations
0-6 months	1	$18,163	$56	6	$6,672	$184
7-12 months	7	2,673	88	7	5,250	313
> 12 months	48	12,151	1,507	47	10,749	2,351

Subtotal	56	$32,987	$1,651	60	$22,671	$2,848
Asset-backed securities
0-6 months	2	$7,045	$4	2	$4,933	$12
7-12 months	1	369	1	5	6,645	63
> 12 months	5	4,610	28	1	2	—

Subtotal	8	$12,024	$33	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	3	$520	$1	6	$5,465	$29
7-12 months	4	3,754	43	3	6,840	550
> 12 months	4	1,035	11	3	1,503	14

Subtotal	11	$5,309	$55	12	$13,808	$593
Corporate bonds
0-6 months	3	$18,246	$47	52	$135,516	$4,539
7-12 months	16	35,128	443	18	27,561	1,457
> 12 months	10	13,406	289	8	14,898	776

Subtotal	29	$66,780	$779	78	$177,975	$6,772

Total fixed maturities	132	$187,488	$2,837	183	$305,121	$10,782

Equity securities—common stocks
0-6 months	1	$1,579	$469	4	$3,320	$587
7-12 months	1	1,540	48	1	1,629	371
> 12 months	—	—	—	—	—	—

Total equity securities	2	$3,119	$517	5	$4,949	$958

As of June 30, 2012 and December 31, 2011, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.4 million and $1.4 million, respectively.

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

To determine whether the unrealized loss on structured securities is other-than-temporary, the Company analyzes the projections provided by its investment managers with respect to an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security is expected ultimately to incur a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break even default rate is also calculated. A comparison of the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.

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

The following table summarizes the gross unrealized investment losses as of June 30, 2012 by the length of time that the fair value continues to be less than 80% of amortized cost:

	June 30, 2012
	Fixed	Equity
In thousands	Maturities	Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	468	468
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	230	—	230

Total	$230	$468	$698

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	6	516	1	54	7	549
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	2	496	1	317	3	639	1	547

Total	2	$496	7	$833	4	$693	8	$1,096
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		301		43		322
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$301		$43		$322

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		215		11		227
Asset-backed securities		—		—		—		—
Equities		496		317		639		547

Total		$496		$532		$650		$774

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three and six months ended June 30, 2012 and 2011. The Company does not intend to sell and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Beginning balance	$3,332	$2,239	$3,321	$2,228
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	215	11	226
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	—	—

Ending balance	$3,332	$2,454	$3,332	$2,454

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of June 30, 2012 is presented in the following table:

	June 30, 2012
	Gross Unrealized Losses		Fair Value
		Percent of		Percent of
In thousands	Amount	Total	Amount	Total
Due in one year or less	$108	4%	$11,872	6%
Due after one year through five years	530	19%	77,548	41%
Due after five years through ten years	305	11%	33,587	18%
Due after ten years	111	4%	12,478	7%
Mortgage- and asset-backed securities	1,783	62%	52,003	28%

Total	$2,837	100%	$187,488	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Fixed maturities	$15,006	$16,844	$30,416	$34,034
Equity securities	994	859	1,941	1,642
Short-term investments	701	274	1,014	542

Total investment income	16,701	17,977	33,371	36,218
Investment expenses	(924)	(548)	(6,336)	(1,405)

Net investment income	$15,777	$17,429	$27,035	$34,813

Investment expenses for the six months ended June 30, 2012 include $4.5 million of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by the Company with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s.

The change in net unrealized gains and losses, inclusive of the change in the non-credit portion of OTTI losses, consisted of:

	Six Months Ended June 30,
In thousands	2012	2011
Fixed maturities	$17,439	$21,206
Equity securities	6,910	4,238

Gross unrealized gains (losses)	24,349	25,444
Deferred income tax	7,796	8,573

Change in unrealized gains (losses), net	$16,553	$16,871

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Fixed maturities:
Gains	$4,717	$4,443	$7,858	$7,312
Losses	(231)	(2,277)	(1,530)	(6,534)

Fixed maturities, net	$4,486	$2,166	$6,328	$778
Equity securities:
Gains	$204	$840	$204	$840
Losses	(473)	—	(473)	—

Equity securities, net	$(269)	$840	$(269)	$840

Net realized gains (losses)	$4,217	$3,006	$6,059	$1,618

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	June 30, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$174,237	$280,286	$—	$454,523
States, municipalities and political subdivisions	—	426,218	—	426,218
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	398,310	—	398,310
Residential mortgage obligations	—	37,805	—	37,805
Asset-backed securities	—	54,416	—	54,416
Commercial mortgage-backed securities	—	209,273	—	209,273

Subtotal	$—	$699,804	$—	$699,804
Corporate bonds	—	443,884	—	443,884

Total fixed maturities	$174,237	$1,850,192	$—	$2,024,429
Equity securities—common stocks	103,649	—	—	103,649

Total	$277,886	$1,850,192	$—	$2,128,078

	December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$136,625	$199,445	$—	$336,070
States, municipalities and political subdivisions	—	410,836	—	410,836
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	395,860	—	395,860
Residential mortgage obligations	—	23,148	—	23,148
Asset-backed securities	—	48,934	—	48,934
Commercial mortgage-backed securities	—	216,034	—	216,034

Subtotal	$—	$683,976	$—	$683,976
Corporate bonds	—	457,187	—	457,187

Total fixed maturities	$136,625	$1,751,444	$—	$1,888,069
Equity securities—common stocks	95,849	—	—	95,849

Total	$232,474	$1,751,444	$—	$1,983,918

The fair value of financial instruments is determined based on the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets. Examples are listed equity and fixed income securities traded on an exchange. Treasury securities would generally be considered Level 1.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Examples are asset-backed and mortgage-backed securities that are similar to other asset-backed or mortgage-backed securities observed in the market.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. An example would be a private placement with minimal liquidity.

The Company did not have any transfers between Levels 1 and 2 as of June 30, 2012 and December 31, 2011.

There were no significant judgments made in classifying instruments in the fair value hierarchy.

As of June 30, 2012, the Company did not have any Level 3 assets. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the six months ended June 30, 2011:

	For The Six Months Ended June 30, 2011
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Commercial	$1,837	$—	$(26)	$(4)	$—	$—	$—	$(1,807)	$—

Total assets	$1,837	$—	$(26)	$(4)	$—	$—	$—	$(1,807)	$—

As of June 30, 2012 and December 31, 2011, fixed maturities with amortized values of $10.0 million and $10.2 million, respectively, were on deposit with various state insurance departments. In addition, as of June 30, 2012, investments of $1.2 million were on deposit with a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. In addition, as of June 30, 2012 and December 31, 2011, $0.3 million of investments were pledged as security under a reinsurance treaty.

As of June 30, 2012 and December 31, 2011, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 11. Credit Facility

On April 1, 2011, the Company entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility, which is denominated in U.S. dollars, is utilized to fund the Company’s participation in Syndicate 1221 through letters of credit for the 2012 and 2011 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2012, the Company would be required to post additional collateral to secure the remaining letters of credit. As of June 30, 2012, letters of credit with an aggregate face amount of $154.5 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of June 30, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q for The Navigators Group, Inc. and its subsidiaries (“the Company,” “we,” “us,” and “our”) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2011 Annual Report on Form 10-K as well as:

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

•

risks associated with continued or increased premium levies by Lloyd’s of London (“Lloyd’s) for the Lloyd’s Central Fund and cash calls for trust fund deposits, or a significant downgrade of Lloyd’s rating by the A.M. Best Company (“A.M. Best”);

•	changes in the laws, rules and regulations that apply to our insurance companies;

•	the effect of the European Union Directive on Solvency II on how we manage our business, capital requirements and costs associated with conducting business;

•	the inability of our subsidiaries to pay dividends to us in sufficient amounts, which would harm our ability to meet our obligations;

•	weather-related events and other catastrophes (including man-made catastrophes) impacting our insureds and/or reinsurers;

•	volatility in the market price of our common stock;

•	exposure to recent uncertainties with regard to European sovereign debt holdings; and

•	other risks that we identify in current and future filings with the Securities and Exchange Commission (“SEC”).

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

We conduct operations through our Insurance Companies and our Lloyd’s Operations segments. The Insurance Companies segment consists of Navigators Insurance Company, which includes a United Kingdom Branch (the “U.K. Branch”), and Navigators Specialty Insurance Company (“Navigators Specialty”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by Navigators Specialty is fully reinsured by Navigators Insurance Company pursuant to a 100% quota share reinsurance agreement. The insurance and reinsurance business written by our Insurance Companies is underwritten through our wholly-owned underwriting management companies, Navigators Management Company, Inc. (“NMC”) and Navigators Management (UK) Ltd. (“NMUK”).

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s underwriting agency which manages Navigators Syndicate 1221 at Lloyd’s (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy insurance, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2012 and 2011 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We also maintain an underwriting presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of June 30, 2012 we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $181.8 million and $30.1 million, respectively, including the cost of reinsurance reinstatement premiums.

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

CRITICAL ACCOUNTING POLICIES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2011 discloses our critical accounting policies (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies). Certain of these policies are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for losses and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results. For additional information regarding our critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, Recent Accounting Pronouncements, in the Notes to Interim Consolidated Financial Statements included herein for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three and six months ended June 30, 2012 and 2011. Our financial results are presented on the basis of United States generally accepted accounting principles (“GAAP”). However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net other-than-temporary impairment (“OTTI”) losses recognized in earnings. Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands, except per share amounts	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$322,987	$278,714	$666,136	$574,997	15.9%	15.9%
Net written premiums	190,252	183,363	433,297	376,439	3.8%	15.1%

Total revenues	215,902	194,253	412,878	363,476	11.1%	13.6%
Total expenses	194,778	179,717	380,569	361,326	8.4%	5.3%

Pre-tax income (loss)	$21,124	$14,536	$32,309	$2,150	45.3%	NM
Provision (benefit) for income taxes	6,225	5,032	9,506	539	23.7%	NM

Net income (loss)	$14,899	$9,504	$22,803	$1,611	56.8%	NM

Net income (loss) per common share:
Basic	$1.06	$0.62	$1.63	$0.10
Diluted	$1.05	$0.60	$1.60	$0.10

NM	— Percentage change not meaningful

Net income for the three months ended June 30, 2012 was $14.9 million or $1.05 per diluted share compared to $9.5 million or $0.60 per diluted share for the three months ended June 30, 2011. Operating earnings for the three months ended June 30, 2012 were $12.5 million or $0.88 per diluted share compared to $8.0 million or $0.51 per diluted share for the comparable period in 2011. In comparison to net income, operating earnings excludes after-tax net realized gains of $2.7 million and after-tax OTTI losses of $0.3 million for the three months ended June 30, 2012. For the three months ended June 30, 2011 operating earnings excluded after tax net realized gains of $1.9 million and after-tax OTTI losses of $0.4 million. The increase in our operating earnings for the three months ended June 30, 2012 was largely attributable to stronger underwriting results.

Net income for the six months ended June 30, 2012 was $22.8 million or $1.60 per diluted share compared to $1.6 million or $0.10 per diluted share for the six months ended June 30, 2011. Operating earnings for the six months ended June 30, 2012 were $19.3 million or $1.35 per diluted share compared to $1.2 million or $0.08 per diluted share for the comparable period in 2011. In comparison to net income, operating earnings excludes after-tax net realized gains of $3.9 million and after-tax OTTI losses of $0.4 million for the six months ended June 30, 2012. For the six months ended June 30, 2011 operating earnings excluded after-tax net realized gains of $0.9 million and after-tax OTTI losses of $0.5 million. The increase in our operating earnings for the six months ended June 30, 2012 was largely attributable to stronger underwriting results, partially offset by a decrease in net investment income driven by $4.5 million of investment expenses related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. The results for the first six months of the year include net losses of $11.3 million related to several large losses from our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our book value per share as of June 30, 2012 was $60.08, increasing from $57.57 as of December 31, 2011. The increase in book value per share primarily resulted from our increased results of operations and improvements in the value of our consolidated investment portfolio. Our consolidated stockholders’ equity increased 4.8% to $841.8 million as of June 30, 2012 compared to $803.4 million as of December 31, 2011.

Cash flow from operations was $15.0 million for the six months ended June 30, 2012 compared to $14.4 million for the comparable period in 2011. The increase in cash flow from operations was due to improved collections on premium receivables and reinsurance recoverables, offset by an increase in paid losses and current income taxes paid.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or net loss for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$322,987	$278,714	$666,136	$574,997	15.9%	15.9%
Net written premiums	190,252	183,363	433,297	376,439	3.8%	15.1%

Net earned premiums	196,017	173,777	379,136	326,255	12.8%	16.2%
Net losses and loss adjustment expenses	(123,407)	(113,863)	(241,392)	(230,651)	8.4%	4.7%
Commission expenses	(29,503)	(28,030)	(58,953)	(54,230)	5.3%	8.7%
Other operating expenses	(39,819)	(35,777)	(76,126)	(72,352)	11.3%	5.2%
Other income (expense)	387	573	1,298	1,564	-32.5%	-17.0%

Underwriting profit (loss)	$3,675	$(3,320)	$3,963	$(29,414)	NM	NM

Net investment income	15,777	17,429	27,035	34,813	-9.5%	-22.3%
Net other-than-temporary impairment losses recognized in earnings	(496)	(532)	(650)	(774)	-6.8%	-16.0%
Net realized gains (losses)	4,217	3,006	6,059	1,618	40.3%	NM
Interest expense	(2,049)	(2,047)	(4,098)	(4,093)	0.1%	0.1%

Income (loss) before income taxes	$21,124	$14,536	$32,309	$2,150	45.3%	NM
Income tax expense (benefit)	6,225	5,032	9,506	539	23.7%	NM

Net income (loss)	$14,899	$9,504	$22,803	$1,611	56.8%	NM

Losses and loss adjustment expenses ratio	63.0%	65.5%	63.7%	70.7%
Commission expense ratio	15.1%	16.1%	15.5%	16.6%
Other operating expense ratio (1)	20.0%	20.3%	19.8%	21.7%

Combined ratio	98.1%	101.9%	99.0%	109.0%

(1)	— Includes Other operating expenses & Other income (expense)

NM — Percentage change not meaningful

The combined ratio for the three months ended June 30, 2012 was 98.1% compared to 101.9% for the same period in 2011. Our pre-tax underwriting results increased $7.0 million to a $3.7 million underwriting profit for the three months ended June 30, 2012 compared to an underwriting loss of $3.3 million for the same period in 2011.

Our underwriting results for the current quarter include $3.0 million of reinsurance reinstatement premiums related to several large losses from our marine business, as well as net prior period reserve redundancies of $6.0 million from our Lloyd’s Operations. Our underwriting results for the same period in 2011 included a large loss from a Gulf of Mexico drilling operation resulting in a net loss of $6.9 million, inclusive of $4.0 million in reinsurance reinstatement premiums.

The combined ratio for the six months ended June 30, 2012 was 99.0% compared to 109.0% for the same period in 2011. Our pre-tax underwriting results increased $33.4 million to a $4.0 million underwriting profit for the six months ended June 30, 2012 compared to an underwriting loss of $29.4 million for the same period in 2011.

Our underwriting results for the first six months of 2012 reflect net losses of $11.3 million inclusive of $10.0 million of reinsurance reinstatement premiums, related to several large losses from our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy. The results also include net prior period reserve redundancies of $12.2 million primarily driven by our Lloyd’s Operations.

Our underwriting results for the same period in 2011 included net losses of $30.8 million consisting of $17.6 million of large losses from our energy business, inclusive of $7.9 million of reinsurance reinstatement premiums, $5.2 million in accrued reinstatement premiums reflecting our shift to excess-of-loss reinsurance protection in our Marine business, $5.4 million of prior year development in our Lloyd’s Professional Liability business, and $2.6 million in sliding scale commission adjustments related to large loss activity that reduced our ceding commission benefit on a large quota share treaty.

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012				2011
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$49,896	15%	$31,786	$35,535	$58,323	21%	$41,802	$41,877
Property Casualty	130,627	41%	76,842	82,175	100,131	36%	62,015	55,351
Professional Liability	33,541	10%	25,437	23,867	28,313	10%	19,387	17,759

Insurance Companies Total	214,064	66%	134,065	141,577	186,767	67%	123,204	114,987

Lloyd’s Operations:
Marine	46,482	15%	33,025	32,927	39,451	14%	32,042	37,734
Property Casualty	49,533	15%	16,172	16,617	42,122	15%	22,682	16,259
Professional Liability	12,908	4%	6,990	4,896	10,374	4%	5,435	4,797

Lloyd’s Operations Total	108,923	34%	56,187	54,440	91,947	33%	60,159	58,790

Total	$322,987	100%	$190,252	$196,017	$278,714	100%	$183,363	$173,777

	Six Months Ended June 30,
	2012				2011
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$111,761	17%	$74,651	$70,810	$128,671	22%	$96,020	$82,436
Property Casualty	286,546	43%	191,374	156,543	213,019	37%	124,922	98,286
Professional Liability	64,095	10%	49,290	45,772	51,853	9%	33,002	33,085

Insurance Companies Total	462,402	70%	315,315	273,125	393,543	68%	253,944	213,807

Lloyd’s Operations:
Marine	108,812	16%	81,550	67,536	100,606	18%	81,713	74,712
Property Casualty	73,274	11%	25,060	29,774	61,424	11%	31,068	28,153
Professional Liability	21,648	3%	11,372	8,701	19,424	3%	9,714	9,583

Lloyd’s Operations Total	203,734	30%	117,982	106,011	181,454	32%	122,495	112,448

Total	$666,136	100%	$433,297	$379,136	$574,997	100%	$376,439	$326,255

Gross written premiums increased $44.3 million, or 15.9%, to $323.0 million for the three months ended June 30, 2012 compared to $278.7 million for the same period in 2011. Gross written premiums increased $91.1 million, or 15.9%, to $666.1 million for the six months ended June 30, 2012 compared to $575.0 million for the same period in 2011. The increases in gross written premiums is primarily attributed to growth within our Property Casualty business, specifically our Nav Re division, which writes Accident & Health (“A&H”), Agriculture, Latin American and Professional Liability reinsurance lines of business, as the division continues to achieve successful growth since its establishment in late 2010. The increase within Property Casualty is also attributable to growth within our Excess Casualty division resulting from strong production attributable to expansion of our underwriting team and dislocation among certain competitors, as well as strong production from our NavTech division.

Average renewal premium rates for our Insurance Companies segment increased for the three months ended June 30, 2012 as compared to the same period in 2011 across all segments. Our Marine business has realized a 3.4% and 8.4% increase in rates for the marine liability and inland marine divisions, respectively. Within our Property Casualty business we have realized a 2.3% increase in rates for the NavTech division and a 0.8% increase for the Excess Casualty division offset by a 3.1% decrease in the Primary Casualty division. Our Professional Liability business has experienced an overall increase in renewal rates of 5.5%, consisting of 7.0% and 3.1% for the Errors & Omissions (“E&O”) and the Management Liability divisions, respectively.

For the three months ended June 30, 2012 average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s NavTech of approximately 7.1% and 5.1%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 0.9%.

Average renewal premium rates for our Insurance Companies segment also increased for the six months ended June 30, 2012 as compared to the same period in 2011 across all segments. Our Marine business has realized a 4.7% and 4.3% increase in rates for the marine liability and inland marine divisions, respectively. Within our Property Casualty business we have realized a 3.3% increase in rates for the NavTech division and a 1.0% increase for the Excess Casualty division offset by a 2.6% decrease in the Primary Casualty division. Our Professional Liability business has experienced an overall increase in renewal rates of 4.0%, consisting of 5.1% and 2.1% for the E&O and the Management Liability divisions, respectively.

For the six months ended June 30, 2012 average renewal premium rates for our Lloyd’s segment include increases for Lloyd’s Marine and Lloyd’s NavTech of approximately 4.5% and 5.4%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 1.5%.

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

Our reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for marine, property and casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional premium (referred to as reinsurance reinstatement premiums). The number of reinsurance reinstatements available varies by contract.

We record an estimate of the expected reinsurance reinstatement premiums for losses ceded to excess-of-loss agreements where this feature applies.

We incurred $5.0 million and $16.4 million in reinsurance reinstatement premiums for the three and six months ended June 30, 2012, respectively, primarily related to several large losses on our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy. The net amount recorded for the three and six months ended June 30, 2011 was $1.5 million and $13.0 million, respectively, primarily related to the large energy losses and the establishment of our reinstatement premium accrual reflective of our shift to excess-of-loss protection in our Marine business.

The following table sets forth our ceded written premiums by segment and major line of business for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$18,110	36%	$16,521	28%	$37,110	33%	$32,651	25%
Property Casualty	53,785	41%	38,116	38%	95,172	33%	88,097	41%
Professional Liability	8,104	24%	8,926	32%	14,805	23%	18,851	36%

Total Insurance Companies	79,999	37%	63,563	34%	147,087	32%	139,599	35%

Lloyd’s Operations:
Marine	13,457	29%	7,409	19%	27,262	25%	18,893	19%
Property Casualty	33,361	67%	19,440	46%	48,214	66%	30,356	49%
Professional Liability	5,918	46%	4,939	48%	10,276	47%	9,710	50%

Total Lloyd’s	52,736	48%	31,788	35%	85,752	42%	58,959	32%

Total	$132,735	41%	$95,351	34%	$232,839	35%	$198,558	35%

The increase in percentage of total ceded written premiums to total gross written premiums for the three months ended June 30, 2012 compared to the same period of 2011 was primarily due to a lower retention ratio on our NavTech business as a result of a new quota share program for the offshore energy book, partially offset by a change in the mix of business resulting in the growth of our assumed reinsurance business written by Nav Re, and to a lesser extent, the expansion of products offered by our Professional Liability division where our retention ratios are higher.

Net Written Premiums

Net written premiums increased 3.8% and 15.1% for the three and six months ended June 30, 2012 compared to the same periods in 2011. The increases are due to the impact of higher gross written premiums for the three and six months ended June 30, 2012, and to a lesser extent higher premium cessions as a result of mix changes in business, as discussed above.

Net Earned Premiums

Net earned premiums increased 12.8% and 16.2% for the three and six months ended June 30, 2012 compared to the same periods in 2011 as result of a change in the mix of business driven by the growth of our Nav Re division, specifically the A&H lines, which are recognized in earnings over a longer exposure period than our other lines of business.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Fixed maturities	$15,006	$16,844	$30,416	$34,034
Equity securities	994	859	1,941	1,642
Short-term investments	701	274	1,014	542

Total investment income	16,701	17,977	33,371	36,218
Investment expenses	(924)	(548)	(6,336)	(1,405)

Net investment income	$15,777	$17,429	$27,035	$34,813

The total investment income before investment expenses decreased 7.1% and 7.9% for the three and six months ended June 30, 2012 compared to the same periods in 2011, primarily due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.8% and 2.4% for the three and six months ended June 30, 2012 compared to 3.3% for the same periods during 2011. The portfolio duration was 3.9 years for the six months ended June 30, 2012 compared to 3.6 years for the comparable period during 2011.

The 2.4% annualized pre-tax yield for the six months ended June 30, 2012 includes investment expenses of $4.5 million for interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Excluding the impact of the aforementioned interest expense, the annualized pre-tax yield for the six months ended June 30, 2012 would have been 2.8%, reflective of the general decline in market yields.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Fixed maturities	$—	$215	$11	$226
Equity securities	496	317	639	548

OTTI recognized in earnings	$496	$532	$650	$774

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

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Fixed maturities:
Gains	$4,717	$4,443	$7,858	$7,312
Losses	(231)	(2,277)	(1,530)	(6,534)

Fixed maturities, net	$4,486	$2,166	$6,328	$778
Equity securities:
Gains	$204	$840	$204	$840
Losses	(473)	—	(473)	—

Equity securities, net	$(269)	$840	$(269)	$840

Net realized gains (losses)	$4,217	$3,006	$6,059	$1,618

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $4.2 million and $6.1 million for the three and six months ended June 30, 2012 are due to the sale of corporate bonds and Treasury bonds. Net realized gains of $3.0 million and $1.6 million for the three and six months ended June 30, 2011 are due to the sale of corporate and municipal bonds.

Other Income/Expense

Other income (expense) for the three and six months ended June 30, 2012 and 2011 consists of foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and six months ended June 30, 2012 and 2011 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Loss and LAE Ratio	2012	2011	2012	2011
Net Loss and LAE Payments	61.7%	59.8%	63.1%	59.0%
Current year reserves	4.0%	5.2%	3.8%	10.4%

Subtotal—current year loss ratio	65.7%	65.0%	66.9%	69.4%
Prior year deficiencies (redundancies)	-2.7%	0.5%	-3.2%	1.3%

Net loss and LAE ratio	63.0%	65.5%	63.7%	70.7%

The net loss and LAE ratio for the three months ended June 30, 2012 decreased 2.5 percentage points to 63.0% from 65.5% for the three months ended June 30, 2011. The improvement in the loss ratio reflects $5.4 million of net prior year reserve redundancies driven mostly by our Lloyd’s Operations, partially offset by several large losses from our Marine business.

The net loss and LAE ratio for the six months ended June 30, 2012 decreased 7.0 percentage points to 63.7% from 70.7% for the six months ended June 30, 2011. The improvement in the loss ratio reflects improved loss experience due to the lack of large energy losses in our NavTech business and $12.2 million of net prior year reserve redundancies driven mostly by our Lloyd’s Operations. The improvements in the loss ratio were partially offset by several large losses from our Marine business, including the grounding of the cruise ship off Costa Concordia off the coast of Italy.

The segment and line of business breakdown of the net loss and LAE ratios for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Loss and LAE Ratio	2012	2011	2012	2011
Insurance Companies:
Marine	85.2%	64.0%	82.0%	66.5%
Property Casualty	60.5%	69.4%	62.5%	75.7%
Professional Liability	83.8%	68.1%	77.0%	69.4%

Insurance Companies	70.6%	67.3%	70.0%	71.2%
Lloyd’s Operations:
Marine	38.7%	67.7%	50.8%	67.5%
Property Casualty	46.5%	37.5%	39.5%	54.6%
Professional Liability	60.3%	102.2%	47.7%	132.8%

Lloyd’s	43.0%	62.1%	47.4%	69.8%

Net loss and LAE ratio	63.0%	65.5%	63.7%	70.7%

Prior Year Reserve Deficiencies/Redundancies

The relevant factors that may have a significant impact on the establishment and adjustment of losses and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior period reserves, management, in consultation with our actuaries, may determine, based on their judgment that certain assumptions made in the reserving process in prior year periods may need to be revised to reflect various factors, likely including the availability of additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,
In thousands	2012	2011
Insurance Companies:
Marine	$(94)	$(171)
Property Casualty	(2,951)	231
Professional Liability	3,671	(197)

Insurance Companies	$626	$(137)
Lloyd’s Operations:
Marine	$(4,026)	$(1,324)
Property Casualty	(1,272)	1,110
Professional Liability	(700)	1,166

Lloyd’s	$(5,998)	$952

Total deficiencies (redundancies)	$(5,372)	$815

The following is a discussion of relevant factors related to the $5.4 million prior period net reserve redundancies recorded for the three months ended June 30, 2012:

The Insurance Companies recorded $0.6 million of net prior period reserve deficiency. The net reserve deficiency includes adverse development from our Professional Liability business related to our lawyers and accountants products, partially offset by favorable development from our Property Casualty business related to our Primary Casualty and NavTech divisions.

Our Lloyd’s Operations recorded $6.0 million of net prior period reserve redundancies driven by the Marine and Property Casualty businesses.

The following is a discussion of relevant factors related to the $0.8 million prior period net reserve deficiency recorded for the three months ended June 30, 2011:

For the three months ended June 30, 2011, the Insurance Companies recorded $0.1 million of prior period net reserve redundancies. Within our Property Casualty business we experienced adverse development in our run-off liquor liability business within our Primary Casualty division due to case reserve development, partially offset by favorable development in our Excess Casualty division due to loss emergence that was lower than anticipated.

For the three months ended June 30, 2011, the Lloyd’s Operations recorded $0.9 million of prior period net reserve deficiencies resulting from adverse development in our Professional Liability business driven by adverse claims movements in the E&O division.

The Segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30,
In thousands	2012	2011
Insurance Companies:
Marine	$(588)	$577
Property Casualty	(6,280)	984
Professional Liability	4,778	(476)

Insurance Companies	$(2,090)	$1,085
Lloyd’s Operations:
Marine	$(3,970)	$(2,213)
Property Casualty	(4,010)	(31)
Professional Liability	(2,168)	5,407

Lloyd’s	$(10,148)	$3,163

Total deficiencies (redundancies)	$(12,238)	$4,248

The following is a discussion of relevant factors related to the $12.2 million prior period net reserve redundancies recorded for the six months ended June 30, 2012:

The Insurance Companies recorded $2.1 million of net prior period reserve redundancies driven by net favorable development from our Property Casualty business related to our Primary Casualty and NavTech divisions, partially offset by adverse development from our Professional Liability business across multiple products within our Management Liability and E&O divisions.

Our Lloyd’s Operations recorded $10.1 million of net prior period reserve redundancies across all businesses and divisions.

The following is a discussion of relevant factors related to the $4.2 million prior period net reserve deficiency recorded for the six months ended June 30, 2011:

For the six months ended June 30, 2011, the Insurance Companies recorded $1.1 million of prior period net reserve deficiencies which was driven by adverse development in the Marine and Property Casualty divisions. Within our Marine division we experienced adverse development related to a series of reported losses that exceeded our expectations within our inland marine business, partially offset by favorable development on marine liability and craft business due to favorable loss emergence relative to expectations. Within the Property Casualty division we experienced adverse development on personal umbrella lines and our liquor liability lines, both of which are in run-off.

For the six months ended June 30, 2011, the Lloyd’s Operations recorded $3.1 million of prior period net reserve deficiencies resulting from adverse development in Professional Liability driven by adverse claims movements for prior underwriting years in the E&O division.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three and six months ended June 30, 2012 was 15.1% and 15.5%, respectively, compared to 16.1% and 16.6% for the comparable periods during 2011. The decrease in the commission expense ratio for the three and six months ended June 30, 2012 when compared to the same periods in 2011 can be attributed to a change in the mix of business.

Other Operating Expenses

Other operating expenses increased 11.3% and 5.2% for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in expected payout percentages of stock-based compensation driven by projected growth in book value per share. As a percentage of net earned premiums, operating expenses remained flat for the three months ended June 30, 2012 and 2011 and slightly decreased 1.9 percentage points to 19.8% for the six months ended June 30, 2012 as compared to the same period in 2011.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense for the three and six months ended June 30, 2012 was $2.0 million and $4.1 million, respectively, and remained flat with the same periods in 2011.

Income Taxes

We recorded income tax expense of $6.2 million and $9.5 million for the three and six months ended June 30, 2012, respectively, compared to $5.0 million and $0.5 million for the comparable periods in 2011, resulting in effective tax rates of 29.5% and 29.4%, respectively. The effective tax rate on net investment income was 28.2% and 26.9% for the three and six months ended June 30, 2012, respectively, compared to 28.7% and 28.6% for the same periods during 2011.

As of June 30, 2012, the net deferred Federal, foreign, state and local tax liabilities were $3.1 million, compared to net deferred tax liabilities of $6.3 million as of December 31, 2011, with the change primarily due to fluctuations in the value of our investment portfolio.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.6 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million as of both June 30, 2012 and December 31, 2011. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of June 30, 2012 expire from 2024 to 2031.

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

We evaluate the performance of each segment based on its underwriting and GAAP results. The underwriting results of the Insurance Companies and the Lloyd’s Operations are measured by taking into account net earned premium, net loss and LAE, commission expenses, other operating expenses and other income (expense). Each segment also maintains its own investments, on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of our investment portfolios.

Following are the financial results of our two underwriting segments.

Insurance Companies

The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty. They are primarily engaged in underwriting marine insurance and related lines of business, specialty lines of business, including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses, specialty reinsurance, and professional liability insurance. Navigators Specialty underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty is 100% reinsured by Navigators Insurance Company.

The following table sets forth the results of operations for the Insurance Companies for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$214,064	$186,767	$462,402	$393,543	14.6%	17.5%
Net written premiums	134,065	123,204	315,315	253,944	8.8%	24.2%

Net earned premiums	141,577	114,987	273,125	213,807	23.1%	27.7%
Net losses and loss adjustment expenses	(100,003)	(77,330)	(191,180)	(152,127)	29.3%	25.7%
Commission expenses	(21,117)	(16,402)	(40,418)	(28,742)	28.7%	40.6%
Other operating expenses	(28,914)	(26,516)	(54,259)	(53,315)	9.0%	1.8%
Other income (expense)	879	626	2,521	2,317	40.4%	8.8%

Underwriting profit (loss)	$(7,578)	$(4,635)	$(10,211)	$(18,060)	63.5%	-43.5%

Net investment income	13,286	14,989	22,221	29,972	-11.4%	-25.9%
Net realized gains (losses)	2,325	3,100	4,200	2,855	-25.0%	47.1%

Income (loss) before income taxes	$8,033	$13,454	$16,210	$14,767	-40.3%	9.8%

Income tax expense (benefit)	2,101	4,617	3,980	4,845	-54.5%	-17.9%

Net income (loss)	$5,932	$8,837	$12,230	$9,922	-32.9%	23.3%

Losses and loss adjustment expenses ratio	70.6%	67.3%	70.0%	71.2%
Commission expense ratio	14.9%	14.3%	14.8%	13.4%
Other operating expense ratio (1)	19.9%	22.4%	18.9%	23.8%

Combined ratio	105.4%	104.0%	103.7%	108.4%

(1)	— Includes Other operating expenses & Other income (expense)
NM	— Percentage change not meaningful

Our Insurance Companies reported net income of $5.9 million for the three months ended June 30, 2012 compared to $8.8 million for the same period in 2011. The decrease in net income for the three months ended June 30, 2012 as compared to the same period in 2011 was largely driven by unfavorable underwriting results for the quarter and a decrease in net investment income due to lower investment yields.

Our Insurance Companies combined ratio for the three months ended June 30, 2012 was 105.4% compared to 104.0% for the same period in 2011. Our Insurance Companies pre-tax underwriting results decreased by $3.0 million to a $7.6 million pre-tax underwriting loss for the three months ended June 30, 2012 compared to an underwriting loss of $4.6 million for the same period in 2011.

Our Insurance Companies underwriting results for the current quarter includes $3.9 million of reinsurance reinstatement premiums related to several large losses from our Marine business. Our underwriting results for the same period in 2011 included a large loss from a Gulf of Mexico drilling operation resulting in a loss of $4.7 million, inclusive of $2.8 million in reinsurance reinstatement premiums.

Our Insurance Companies reported net income of $12.2 million for the six months ended June 30, 2012 compared to $9.9 million for the same period in 2011. The increase in net income for the six months ended June 30, 2012 as compared to the same period in 2011 was largely attributable to stronger underwriting results, partially offset by a reduction in net investment income driven by $4.5 million of investment expenses related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts.

Our Insurance Companies combined ratio for the six months ended June 30, 2012 was 103.7% compared to 108.4% for the same period in 2011. Our Insurance Companies pre-tax underwriting results increased by $7.9 million to a $10.2 million pre-tax underwriting loss for the six months ended June 30, 2012 compared to an underwriting loss of $18.1 million for the same period in 2011.

Our Insurance Companies underwriting results for the first six months of the year reflect net losses of $9.6 million related to several large losses from our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our underwriting results for the same period in 2011 included net losses of $13.7 million consisting of $10.8 million of large losses from our energy business, inclusive of $5.5 million of reinsurance reinstatement premiums, and $2.9 million in accrued reinstatement premiums reflecting our shift to excess-of-loss reinsurance protection in our Marine business.

Insurance Companies’ Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Marine liability	$16,562	$20,039	$34,805	$43,456	-17.4%	-19.9%
Inland marine	9,404	7,705	21,242	18,356	22.0%	15.7%
Craft/fishing vessel	6,000	5,781	14,244	12,361	3.8%	15.2%
Cargo	4,988	5,874	13,446	12,385	-15.1%	8.6%
P&I	3,838	3,500	10,454	12,363	9.7%	-15.4%
Bluewater hull	4,701	5,634	8,260	10,192	-16.6%	-19.0%
Transport	917	5,563	1,331	9,839	-83.5%	-86.5%
Other	3,486	4,227	7,979	9,719	-17.5%	-17.9%

Total Marine	$49,896	$58,323	$111,761	$128,671	-14.4%	-13.1%

The Insurance Companies Marine gross written premiums for the three and six months ended June 30, 2012 decreased by 14.4% and 13.1%, respectively, compared to the same periods during 2011 primarily due to the Transport and Marine liability products previously written by our U.K. Branch, now are being written through our Lloyd’s Operations, effective this year. The aforementioned decreases were slightly offset by growth in Inland marine as a result of new business and an increase in renewal rates. Inland marine related renewal rates increased 8.4% and 4.3% for the three and six months ended June 30, 2012.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Nav Re	$20,375	$10,457	$93,796	$48,575	94.8%	93.1%
Excess casualty	51,425	35,633	89,079	61,893	44.3%	43.9%
Primary casualty:
Construction liability	17,002	21,205	30,966	41,203	-19.8%	-24.8%
Other primary casualty	9,549	5,716	19,510	10,548	67.0%	85.0%
Environmental	6,310	6,782	11,520	10,626	-7.0%	8.4%

Total primary casualty	32,861	33,703	61,996	62,377	-2.5%	-0.6%
Offshore energy	20,160	13,668	33,388	25,630	47.5%	30.3%
Other	5,806	6,670	8,287	14,544	-13.0%	-43.0%

Total Property Casualty	$130,627	$100,131	$286,546	$213,019	30.5%	34.5%

The Insurance Companies Property Casualty gross written premiums for the three and six months ended June 30, 2012 increased by 30.5% and 34.5%, respectively, compared to the same periods during 2011. The increases were primarily driven by our Nav Re division as the division continues to achieve successful growth since its establishment in late 2010. Additionally, we saw growth in our Excess Casualty division resulting from strong production attributable to the expansion of our underwriting team and dislocation among certain competitors as well as strong production from our NavTech division. Contributing to the increase in our NavTech division is a 2.3% and 3.3% increase in average renewal rates for the three and six months ended June 30, 2012.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
E&O	$22,229	$15,756	$44,162	$29,573	41.1%	49.3%
D&O (public and private)	11,312	12,512	19,934	21,425	-9.6%	-7.0%
Other	—	45	(1)	855	NM	NM

Total Professional Liability	$33,541	$28,313	$64,095	$51,853	18.5%	23.6%

NM	— Percentage change not meaningful

The Insurance Companies Professional Liability gross written premiums for the three and six months ended June 30, 2012 increased by 18.5% and 23.6%, respectively, compared to the same periods during 2011. The increases are related to our E&O division and they are driven by our real estate program which was established in the third quarter of 2011 and wrote $5.8 million and $12.4 million in gross written premium for the three and six months ended June 30, 2012. Additionally, the increase in E&O is also attributed to an overall 7.0% and 5.1% increase in average renewal rates for the three and six months ended June 30, 2012.

Lloyd’s Operations

The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverage for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency that manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$108,923	$91,947	$203,734	$181,454	18.5%	12.3%
Net written premiums	56,187	60,159	117,982	122,495	-6.6%	-3.7%

Net earned premiums	54,440	58,790	106,011	112,448	-7.4%	-5.7%
Net losses and loss adjustment expenses	(23,404)	(36,533)	(50,212)	(78,524)	-35.9%	-36.1%
Commission expenses	(8,938)	(12,042)	(19,824)	(26,449)	-25.8%	-25.0%
Other operating expenses	(10,905)	(9,261)	(21,867)	(19,037)	17.8%	14.9%
Other income (expense)	60	361	66	208	-83.3%	-68.2%

Underwriting profit (loss)	$11,253	$1,315	$14,174	$(11,354)	NM	NM

Net investment income	2,454	2,320	4,737	4,575	5.8%	3.5%
Net realized gains (losses)	1,396	(798)	1,209	(2,183)	NM	NM

Income (loss) before income taxes	$15,103	$2,837	$20,120	$(8,962)	NM	NM

Income tax expense (benefit)	5,207	1,029	6,933	(3,027)	NM	NM

Net income (loss)	$9,896	$1,808	$13,187	$(5,935)	NM	NM

Losses and loss adjustment expenses ratio	43.0%	62.1%	47.4%	69.8%
Commission expense ratio	16.4%	20.5%	18.7%	23.5%
Other operating expense ratio (1)	19.9%	15.2%	20.5%	16.8%

Combined ratio	79.3%	97.8%	86.6%	110.1%

(1)	— Includes Other operating expenses & Other income (expense)
NM	— Percentage change not meaningful

Our Lloyd’s Operations reported net income of $9.9 million for the three months ended June 30, 2012 compared to $1.8 million for the same period in 2011. The increase in net income was largely attributable to stronger underwriting results.

Our Lloyd’s Operations combined ratio for the three months ended June 30, 2012 was 79.3% compared to 97.8% for the same period in 2011. Our Lloyd’s Operations pre-tax underwriting results increased by $10.0 million to an $11.3 million pre-tax underwriting profit for the three months ended June 30, 2012 compared to underwriting profit of $1.3 million for the same period in 2011. The increase in pre-tax underwriting results is primarily related to net prior period reserve redundancies from the Marine business.

Our Lloyd’s Operations reported net income of $13.2 million for the six months ended June 30, 2012 compared to a net loss of $5.9 million for the same period in 2011. The increase in net income was largely attributable to stronger underwriting results.

Our Lloyd’s Operations combined ratio for the six months ended June 30, 2012 was 86.6% compared to 110.1% for the same period in 2011. Our Lloyd’s Operations’ pre-tax underwriting results increased by $25.6 million to a $14.2 million pre-tax underwriting profit for the six months ended June 30, 2012 compared to underwriting loss of $11.4 million for the same period in 2011. The increase in pre-tax underwriting results is primarily related to net prior period reserve redundancies across all businesses.

Lloyd’s Operations’ Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £184 million ($289 million) in 2012 compared to £175 million ($280 million) in 2011.

Marine Premiums. The gross written premiums for our Marine business for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Marine and energy liability	$21,747	$14,057	$50,681	$39,920	54.7%	27.0%
Cargo and specie	17,005	16,074	36,979	36,083	5.8%	2.5%
Assumed reinsurance	4,066	4,339	11,139	12,114	-6.3%	-8.0%
War	2,687	2,198	5,973	6,375	22.2%	-6.3%
Hull	1,532	2,783	4,040	6,114	-44.9%	-33.9%
Other	(555)	—	—	—	NM	NM

Total Marine	$46,482	$39,451	$108,812	$100,606	17.8%	8.2%

NM	— Percentage change not meaningful

The Lloyd’s Operations Marine gross written premiums for the three and six months ended June 30, 2012 increased by 17.8% and 8.2%, respectively, compared to the same periods during 2011. The increase in Lloyd’s Marine and energy liability is primarily related to new business, part of which is due to the transfer to Syndicate 1221 of the Marine and Transport businesses that was previously written by the U.K. Branch, and an increase in average renewal rates.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Offshore energy	$20,411	$17,300	$31,731	$27,585	18.0%	15.0%
Engineering and construction	12,402	9,290	20,598	13,746	33.5%	49.8%
Onshore energy	14,694	14,280	18,920	18,647	2.9%	1.5%
Other	2,026	1,252	2,025	1,446	61.8%	40.0%

Total Property Casualty	$49,533	$42,122	$73,274	$61,424	17.6%	19.3%

The Lloyd’s Operations Property Casualty gross written premiums for the three and six months ended June 30, 2012 increased by 17.6% and 19.3%, respectively, compared to the same periods in 2011. The increases are primarily due to growth in Engineering and construction as a result of rate increases prompted by a contraction in the market as well as a slight increase in Offshore energy resulting from an average increase in renewal rates of 5.1% and 5.4% for the three and six months ended June 30, 2012, respectively.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
D&O (public and private)	$9,309	$7,944	$15,739	$14,253	17.2%	10.4%
E&O	3,599	2,430	5,909	5,171	48.1%	14.3%

Total Professional Liability	$12,908	$10,374	$21,648	$19,424	24.4%	11.4%

The Lloyd’s Operations Professional Liability gross written premiums for the three and six months ended June 30, 2012 increased by 24.4% and 11.4%, respectively, compared to the same periods in 2011 primarily as a result of new business in both lines.

Capital Resources

We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by various ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete, (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business plan of our Lloyd’s Operations.

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of June 30, 2012 and December 31, 2011, our capital resources were as follows:

	June 30,	December 31,
In thousands	2012	2011
Senior Notes	$114,348	$114,276
Stockholders’ equity	841,808	803,435

Total capitalization	$956,156	$917,711

Ratio of debt to total capitalization	12.0%	12.5%

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

In June 2012, we filed a universal shelf registration statement with the SEC. This registration statement, which expires in June 2015, allows for the future possible offer and sale by the Company of up to $500 million in the aggregate of various types of securities including common stock, preferred stock, debt securities, depositary shares, warrants, units or stock purchase contracts and stock purchase units. The shelf registration statement enables us to efficiently access the public equity or debt markets in order to meet future capital needs, if necessary. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments on the senior debt, which are currently $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the June 30, 2012 surplus of Navigators Insurance Company, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during the preceding 12 month period without prior regulatory approval is $60.9 million. During the preceding 12 month period Navigators Insurance Company declared and paid $35.0 million of dividends to the Parent Company, $10.0 million of which were declared and paid in the first quarter of 2012.

Condensed Parent Company balance sheets as of June 30, 2012 (unaudited) and December 31, 2011 are shown in the table below:

	June 30,	December 31,
In thousands	2012	2011
Cash and investments	$13,402	$8,315
Investments in subsidiaries	923,850	895,047
Goodwill and other intangible assets	2,534	2,534
Other assets	18,049	13,806

Total assets	$957,835	$919,702

Senior Notes	$114,348	$114,276
Accounts payable and other liabilities	337	649
Accrued interest payable	1,342	1,342

Total liabilities	$116,027	$116,267

Stockholders’ equity	$841,808	$803,435

Total liabilities and stockholders’ equity	$957,835	$919,702

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2012 and 2011 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. As of June 30, 2012, letters of credit with an aggregate face amount of $154.5 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of June 30, 2012.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by Standard & Poor’s (“S&P”) and Moody’s Investor Services (“Moody’s”) with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of June 30, 2012 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Liquidity

Consolidated Cash Flows

Net cash provided by operating activities was $15.0 million for the six months ended June 30, 2012 compared to $14.4 million for the same period in 2011. The increase in cash flow from operations was due to improved collections on premium receivables and reinsurance recoverables, offset by an increase in paid losses and current income taxes paid.

Net cash used in investing activities was $97.0 million for the six months ended June 30, 2012 compared to net cash provided by investing activities of $34.5 million for the same period in 2011. The increase in cash used by investing activities is primarily due to the ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.4 million for the six months ended June 30, 2012 compared to net cash used in financing activities of $40.3 million for the comparable period in 2011. The reduction in cash used by financing activities relates to our share repurchase program, which expired at the end of 2011.

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

Investments

As of June 30, 2012, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $18.1 million, consists of investment grade bonds. As of June 30, 2012, our portfolio had a duration of 3.9 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of June 30, 2012 and December 31, 2011, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth our cash and investments as of June 30, 2012 and December 31, 2011. The tables below includes OTTI securities recognized within other comprehensive income.

	June 30, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$454,523	$10,330	$(160)	$444,353	$—
States, municipalities and political subdivisions	426,218	29,960	(115)	396,373	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	398,310	17,393	(44)	380,961	—
Residential mortgage obligations	37,805	44	(1,651)	39,412	(887)
Asset-backed securities	54,416	933	(33)	53,516	—
Commercial mortgage-backed securities	209,273	14,456	(55)	194,872	—

Subtotal	$699,804	$32,826	$(1,783)	$668,761	$(887)
Corporate bonds	443,884	18,519	(779)	426,144	—

Total fixed maturities	$2,024,429	$91,635	$(2,837)	$1,935,631	$(887)
Equity securities—common stocks	103,649	29,709	(517)	74,457	—
Short-term investments	161,983	—	—	161,983	—
Cash	45,842	—	—	45,842	—

Total	$2,335,903	$121,344	$(3,354)	$2,217,913	$(887)

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities—common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

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

Invested assets increased in 2012 since the prior comparable period for 2011 primarily due to unrealized gains and cash flow from operations. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.8% and 2.4% for the three and six months ended June 30, 2012, respectively, compared to 3.3% for both the three and six months ended June 30, 2011. The 2.4% annualized pre-tax yield for the six months ended June 30, 2012 includes investment expenses of $4.5 million for interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Excluding the impact of the aforementioned interest expense, the annualized pre-tax yield for the six month ended June 30, 2012 would have been 2.8%, reflective of the general decline in market yields.

The tax equivalent yields for the three and six months ended June 30, 2012 on a consolidated basis were 3.0% and 2.6%, respectively, compared to 3.5% and 3.5% for the same periods during 2011. The portfolio duration was 3.9 years for the six months ended June 30, 2012 and 3.6 years for the same period during 2011, respectively. Since the beginning of 2012, the tax-exempt portion of our investment portfolio has increased by $13.9 million to approximately 19% of the fixed maturities investment portfolio at June 30, 2012 compared to approximately 19.7% at December 31, 2011.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of June 30, 2012 are shown in the following table:

	June 30, 2012
In thousands	Fair Value	Amortized Cost
Due in one year or less	$56,876	$56,483
Due after one year through five years	658,027	641,379
Due after five years through ten years	379,158	353,733
Due after ten years	230,564	215,275
Mortgage- and asset-backed securities	699,804	668,761

Total	$2,024,429	$1,935,631

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.6 years.

The following table sets forth the amount and percentage of our fixed maturities as of June 30, 2012 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$341,094	17%
Very strong	AA	1,150,879	56%
Strong	A	381,490	19%
Adequate	BBB	132,820	7%
Speculative	BB & Below	14,282	1%
Not rated	NR	3,864	0%

Total		$2,024,429	100%

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds as of June 30, 2012 and December 31, 2011:

	June 30, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$174,130	$6,101	$(59)	$168,088
Agency bonds	206,903	3,395	(3)	203,511
Foreign government bonds	73,490	834	(98)	72,754

Total	$454,523	$10,330	$(160)	$444,353

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$137,228	$5,422	$—	$131,806
Agency bonds	136,506	2,870	(133)	133,769
Foreign government bonds	62,336	687	(250)	61,899

Total	$336,070	$8,979	$(383)	$327,474

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2012. The securities that are not rated in the table below are primarily state bonds.

In thousands	Equivalent			Net
Equivalent S&P Rating	Moody’s Rating	Fair Value	Book Value	Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$403,621	$374,592	$29,029
BBB	Baa	18,733	18,067	666
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,864	3,714	150

Total		$426,218	$396,373	$29,845

The following table sets forth the municipal bond holdings by sectors as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	$74,991	18%	$43,195	10%
Prerefunded	19,925	5%	18,636	5%
Revenue	290,448	68%	309,659	75%
Taxable	40,854	9%	39,346	10%

Total	$426,218	100%	$410,836	100%

We own $121.9 million of municipal securities which are credit enhanced by various financial guarantors. As of June 30, 2012, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

We analyze our mortgage-backed and asset-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”) which are Federal government sponsored entities, and the non-FNMA and non-FHLMC securities broken out by prime, Alternative A-paper (“Alt-A”) and subprime collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. Legislation has provided for guarantees by the U.S. Government of up to $100 billion each for FNMA and FHLMC.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage securities (“RMBS”) by those issued by the Government National Mortgage Association (“GNMA”), FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of June 30, 2012:

	June 30, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$112,901	$6,673	$(44)	$106,272
FNMA	214,172	8,589	—	205,583
FHLMC	71,237	2,131	—	69,106

Total agency mortgage-backed securities	$398,310	$17,393	$(44)	$380,961

Residential mortgage-backed securities:
Prime	$12,537	$23	$(1,251)	$13,765
Alt-A	1,975	—	(340)	2,315
Subprime	—	—	—	—
Non-U.S. RMBS	23,293	21	(60)	23,332

Total residential mortgage-backed securities	$37,805	$44	$(1,651)	$39,412

The following table sets forth the composition of the investments categorized as residential mortgage obligations in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2012:

		June 30, 2012
In thousands	Equivalent			Net
Equivalent S&P Rating	Moody’s Rating	Fair Value	Book Value	Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$24,866	$25,005	$(139)
BBB	Baa	1,285	1,392	(107)
BB	Ba	2,042	2,197	(155)
B	B	2,004	2,241	(237)
CCC or lower	Caa or lower	7,608	8,577	(969)
NR	NR	—	—	—

Total		$37,805	$39,412	$(1,607)

Details of the collateral of our asset-backed securities portfolio as of June 30, 2012 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$—	$9,565	$—	$—	$—	$—	$9,565	$9,373	$192
Credit cards	14,003	—	—	—	—	—	14,003	13,548	455
Time share	—	—	18,284	—	—	—	18,284	18,080	204
Student loans	6,569	4,333	—	—	—	—	10,902	10,884	18
Miscellaneous	936	724	—	—	—	2	1,662	1,631	31

Total	$21,508	$14,622	$18,284	$—	$—	$2	$54,416	$53,516	$900

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2012:

June 30, 2012
In thousands	Equivalent			Net
Equivalent S&P Rating	Moody’s Rating	Fair Value	Book Value	Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$209,273	$194,872	$14,401
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$209,273	$194,872	$14,401

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2012:

		June 30, 2012
In thousands	Equivalent			Net
Equivalent	Moody’s			Unrealized
S&P Rating	Rating	Fair Value	Book Value	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$328,456	$313,466	$14,990
BBB	Baa	112,801	110,128	2,673
BB	Ba	2,627	2,550	77
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$443,884	$426,144	$17,740

The company holds non-sovereign European securities of $76.0 million at fair value and $74.5 million at amortized cost, primarily in the investment portfolio. This represents 3.6% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $36.6 million followed by the Netherlands with a total of $30.3 million. We have no exposure to Greece, Portugal, Italy or Spain.

The following table summarizes all securities in a gross unrealized loss position as of June 30, 2012 and December 31, 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	June 30, 2012			December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	13	$55,371	$71	7	$58,587	$98
7-12 months	—	—	—	—	—	—
> 12 months	1	4,580	89	2	6,883	285

Subtotal	14	$59,951	$160	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	5	$3,805	$48	7	$5,894	$72
7-12 months	5	3,369	46	1	216	1
> 12 months	2	1,580	21	5	2,420	35

Subtotal	12	$8,754	$115	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	2	$1,683	$44	3	$5,087	$3
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	2	$1,683	$44	3	$5,087	$3
Residential mortgage obligations
0-6 months	1	$18,163	$56	6	$6,672	$184
7-12 months	7	2,673	88	7	5,250	313
> 12 months	48	12,151	1,507	47	10,749	2,351

Subtotal	56	$32,987	$1,651	60	$22,671	$2,848
Asset-backed securities
0-6 months	2	$7,045	$4	2	$4,933	$12
7-12 months	1	369	1	5	6,645	63
> 12 months	5	4,610	28	1	2	—

Subtotal	8	$12,024	$33	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	3	$520	$1	6	$5,465	$29
7-12 months	4	3,754	43	3	6,840	550
> 12 months	4	1,035	11	3	1,503	14

Subtotal	11	$5,309	$55	12	$13,808	$593
Corporate bonds
0-6 months	3	$18,246	$47	52	$135,516	$4,539
7-12 months	16	35,128	443	18	27,561	1,457
> 12 months	10	13,406	289	8	14,898	776

Subtotal	29	$66,780	$779	78	$177,975	$6,772

Total fixed maturities	132	$187,488	$2,837	183	$305,121	$10,782

Equity securities — common stocks
0-6 months	1	$1,579	$469	4	$3,320	$587
7-12 months	1	1,540	48	1	1,629	371
> 12 months	—	—	—	—	—	—

Total equity securities	2	$3,119	$517	5	$4,949	$958

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

To determine whether the unrealized loss on structured securities is other-than-temporary, we analyze the projections provided by our investment managers with respect to an expected principal loss under a range of scenarios and utilize the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security is expected ultimately to incur a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break even default rate is also calculated. A comparison of the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, an impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.

Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective accounting method.

As of June 30, 2012 and December 31, 2011, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.4 million and $1.4 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturity securities in our portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s ) as of June 30, 2012:

			Gross Unrealized Loss		Fair Value
In thousands		Equivalent
NAIC Rating	Equivalent S&P Rating	Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
1	AAA/AA/A	Aaa/Aa/A	$1,423	50%	$169,340	90%
2	BBB	Baa	98	3%	7,186	4%
3	BB	Ba	172	6%	1,597	1%
4	B	B	175	6%	1,757	1%
5	CCC or lower	Caa or lower	140	5%	1,402	1%
6	NR	NR	829	30%	6,206	3%

Total			$2,837	100%	$187,488	100%

As of June 30, 2012, the gross unrealized losses in the table above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $1.3 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of June 30, 2012 is presented in the following table:

	June 30, 2012
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$108	4%	$11,872	6%
Due after one year through five years	530	19%	77,548	41%
Due after five years through ten years	305	11%	33,587	18%
Due after ten years	111	4%	12,478	7%
Mortgage- and asset-backed securities	1,783	62%	52,003	28%

Total	$2,837	100%	$187,488	100%

The following table summarizes the gross unrealized investment losses by the length of time that the fair value continues to be less than 80% of amortized cost as of June 30, 2012:

	June 30, 2012
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	468	468
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	230	—	230

Total	$230	$468	$698

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	6	516	1	54	7	549
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	2	496	1	317	3	639	1	547

Total	2	$496	7	$833	4	$693	8	$1,096

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		301		43		322
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$301		$43		$322

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		215		11		227
Asset-backed securities		—		—		—		—
Equities		496		317		639		547

Total		$496		$532		$650		$774

During the three months ended June 30, 2012, we recognized OTTI losses of $0.5 million related to two equity securities. During the six months ended June 30, 2012, we recognized OTTI losses of $0.7 million related to one non-agency mortgage-backed security and three equity securities. During the comparable periods in 2011, we recognized OTTI losses of $0.5 million and $0.8 million related to residential mortgage backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of June 30, 2012 an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	June 30, 2012
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$81.3	$(4.1)	$(8.1)	$(12.2)
Premiums receivable	$35.4	$(1.8)	$(3.5)	$(5.3)
Reinsurance recoverables on paid, unpaid losses and LAE	$57.3	$(2.9)	$(5.7)	$(8.6)
Reserves for losses and loss adjustment expenses	$158.0	$7.9	$15.8	$23.7

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Navigators Group, Inc.
(Registrant)

Date: August 3, 2012	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Scheme	*

101.CAL	XBRL Taxonomy Extension Calculation Database	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein