Form 10-Q
period 2012-09-30
NAVIGATORS GROUP INC
filed 2012-11-05
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

The number of common shares outstanding as of October 21, 2012 was 14,037,651.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012, $1,975,534; 2011, $1,816,710)	$2,085,058	$1,888,069
Equity securities, available-for-sale, at fair value (cost: 2012, $74,831; 2011, $73,567)	105,930	95,849
Short-term investments, at cost which approximates fair value	187,445	122,220
Cash	36,252	127,360

Total investments and cash	2,414,685	2,233,498

Premiums receivable	351,060	255,725
Prepaid reinsurance premiums	224,851	164,162
Reinsurance recoverable on paid losses	41,819	43,791
Reinsurance recoverable on unpaid losses and loss adjustment expenses	834,604	845,445
Deferred policy acquisition costs	61,281	63,984
Accrued investment income	14,175	14,492
Goodwill and other intangible assets	7,037	6,869
Current income tax receivable, net	10,325	15,391
Other assets	34,860	26,650

Total assets	$3,994,697	$3,670,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,079,956	$2,082,679
Unearned premiums	635,241	532,628
Reinsurance balances payable	169,540	108,699
Senior Notes	114,386	114,276
Deferred income tax, net	11,199	6,291
Accounts payable and other liabilities	109,564	21,999

Total liabilities	3,119,886	2,866,572

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,548,112 shares for 2012 and 17,467,615 shares for 2011	1,754	1,746
Additional paid-in capital	327,197	322,133
Treasury stock, at cost (3,511,380 shares for 2012 and 2011)	(155,801)	(155,801)
Retained earnings	600,827	565,109
Accumulated other comprehensive income	100,834	70,248

Total stockholders’ equity	874,811	803,435

Total liabilities and stockholders’ equity	$3,994,697	$3,670,007

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross written premiums	$298,742	$255,318	$964,878	$830,315

Revenues:
Net written premiums	$188,046	$175,357	$621,343	$551,796
Change in unearned premiums	13,216	(1,724)	(40,945)	(51,908)

Net earned premiums	201,262	173,633	580,398	499,888
Net investment income	13,597	16,259	40,632	51,072
Total other-than-temporary impairment losses	—	(1,241)	(693)	(2,338)
Portion of loss recognized in other comprehensive income (pretax)	—	618	43	941

Net other-than-temporary impairment losses recognized in earnings	—	(623)	(650)	(1,397)
Net realized gains (losses)	4,761	3,238	10,820	4,856
Other income (expense)	789	(921)	2,087	643

Total revenues	220,409	191,586	633,287	555,062

Expenses:
Net losses and loss adjustment expenses	128,850	110,242	370,242	340,893
Commission expenses	31,258	25,934	90,211	80,164
Other operating expenses	40,112	34,989	116,238	107,341
Interest expense	2,049	2,047	6,147	6,140

Total expenses	202,269	173,212	582,838	534,538

Income (loss) before income taxes	18,140	18,374	50,449	20,524

Income tax expense (benefit)	5,225	4,476	14,731	5,015

Net income (loss)	$12,915	$13,898	$35,718	$15,509

Net income (loss) per common share:
Basic	$0.92	$0.94	$2.55	$1.02
Diluted	$0.90	$0.92	$2.51	$1.00
Average common shares outstanding:
Basic	14,026,855	14,796,309	14,004,302	15,243,603
Diluted	14,272,477	15,104,424	14,255,301	15,569,370

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011
Net income (loss)	$12,915	$13,898

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of deferred tax of $7,906 and $(322) in 2012 and 2011, respectively (1)	14,727	(511)
Change in foreign currency translation gains (losses), net of deferred tax of $1,679 and $(273) in 2012 and 2011, respectively	3,118	(701)

Other comprehensive income (loss)	17,845	(1,212)

Comprehensive income (loss)	$30,760	$12,686

(1) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$16,866	$411
Reclassification adjustment for net realized gains (losses) included in net income	(2,139)	(1,025)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	—	103

Change in net unrealized gains (losses) on investments, net of tax	$14,727	$(511)

	Nine Months Ended September 30,
	2012	2011
Net income (loss)	$35,718	$15,509

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of deferred tax of $15,702 and $8,251 in 2012 and 2011, respectively (2)	31,280	16,360
Change in foreign currency translation gains (losses), net of deferred tax of $172 and $86 in 2012 and 2011, respectively	(694)	222

Other comprehensive income (loss)	30,586	16,582

Comprehensive income (loss)	$66,304	$32,091

(2) Disclosure of reclassification amount, net of tax:
Unrealized gains (losses) on investments arising during period	$33,456	$15,986
Reclassification adjustment for net realized gains (losses) included in net income	(2,513)	264
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	337	110

Change in net unrealized gains (losses) on investments, net of tax	$31,280	$16,360

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

For the Nine Months Ended September 30, 2012

(In thousands, except share amounts)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2011	17,467,615	$1,746	$322,133	3,511,380	$(155,801)	$565,109	$70,248	$803,435
Net income	—	—	—	—	—	35,718	—	35,718
Changes in comprehensive income:	—	—	—	—	—	—	—
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	30,368	30,368
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	912	912
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(694)	(694)

Total comprehensive income	—	—	—	—	—	—	30,586	30,586
Shares issued under stock plan	80,497	8	60	—	—	—	—	68
Share-based compensation	—	—	5,004	—	—	—	—	5,004

Balance, September 30, 2012	17,548,112	$1,754	$327,197	3,511,380	$(155,801)	$600,827	$100,834	$874,811

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$35,718	$15,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	3,635	2,978
Deferred income taxes	(9,313)	2,534
Net realized (gains) losses	(10,820)	(4,856)
Net other-than-temporary losses recognized in earnings	650	1,397
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	12,813	6,618
Reserves for losses and loss adjustment expenses	(2,723)	60,681
Prepaid reinsurance premiums	(60,689)	(13,496)
Unearned premiums	102,613	65,408
Premiums receivable	(95,335)	(61,570)
Deferred policy acquisition costs	2,703	(6,802)
Accrued investment income	317	700
Reinsurance balances payable	60,841	7,306
Current income taxes	5,066	(6,755)
Other	23,647	16,670

Net cash provided by (used in) operating activities	69,123	86,322

Investing activities:
Fixed maturities
Redemptions and maturities	134,050	80,296
Sales	905,450	464,580
Purchases	(1,196,729)	(464,685)
Equity securities
Sales	4,346	2,107
Purchases	(5,553)	(70,636)
Change in payable for securities	65,299	10,223
Net change in short-term investments	(65,225)	(6,661)
Purchase of property and equipment	(2,872)	(2,624)

Net cash provided by (used in) investing activities	(161,234)	12,600

Financing activities:
Purchase of treasury stock	—	(73,676)
Proceeds of stock issued from employee stock purchase plan	672	822
Proceeds of stock issued from exercise of stock options	331	1,099

Net cash provided by (used in) financing activities	1,003	(71,755)

Increase (decrease) in cash	(91,108)	27,167
Cash at beginning of year	127,360	31,768

Cash at end of period	$36,252	$58,935

Supplemental cash information:
Income taxes paid, net	$16,734	$6,565
Interest paid	$4,025	$4,025
Issuance of stock to directors	$242	$210

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

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2012-02 amending Codification topic 350 – Intangibles – Goodwill and Other. The amendment is intended to reduce cost and complexity, in addition to enhancing consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate an asset’s fair value when testing an indefinite-lived asset for impairment. The amendment is effective for fiscal years beginning after September 15, 2012. The Company is currently evaluating the impact of this amendment on the Company’s consolidated financial position, results of operating or cash flows.

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

In October 2010, the FASB issued ASU 2010-26 amending Codification Topic 944 – Financial Services – Insurance; Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendment clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In addition, the amendment limits deferrable costs that can be capitalized to those that are incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods within a fiscal year, beginning after December 15, 2011. The guidance is to be applied prospectively upon effectiveness of the amendment, with retrospective application permitted, but not required. The Company adopted this guidance prospectively in the first quarter of 2012. The amount of acquisition costs capitalized during the current year under the adopted guidance compared with the amount of acquisition costs that would have been capitalized during the year if the entity’s previous policy had been applied resulted in decreases in amounts capitalized of $1.2 million and $2.9 million for the three and nine months ended September 30, 2012, respectively.

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

Financial data by segment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$218,361	$80,381	$—	$298,742
Net written premiums	142,148	45,898	—	188,046
Net earned premiums	149,090	52,172	—	201,262
Net losses and loss adjustment expenses	(113,303)	(15,547)	—	(128,850)
Commission expenses	(20,827)	(10,911)	480	(31,258)
Other operating expenses	(29,387)	(10,725)	—	(40,112)
Other income (expense)	1,229	40	(480)	789

Underwriting profit (loss)	$(13,198)	$15,029	$—	$1,831
Net investment income	12,004	1,552	41	13,597
Net realized gains (losses)	2,609	2,152	—	4,761
Interest expense	—	—	(2,049)	(2,049)

Income (loss) before income taxes	$1,415	$18,733	$(2,008)	$18,140
Income tax expense (benefit)	(377)	6,525	(923)	5,225

Net income (loss)	$1,792	$12,208	$(1,085)	$12,915

Identifiable assets	$2,995,530	$958,238	$40,929	$3,994,697

Losses and loss adjustment expenses ratio	76.0%	29.8%		64.0%
Commission expense ratio	14.0%	20.9%		15.5%
Other operating expense ratio (2)	18.9%	20.5%		19.6%

Combined ratio	108.9%	71.2%		99.1%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Three Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$191,175	$64,143	$—	$255,318
Net written premiums	135,292	40,065	—	175,357
Net earned premiums	119,332	54,301	—	173,633
Net losses and loss adjustment expenses	(76,755)	(33,487)	—	(110,242)
Commission expenses	(16,514)	(9,953)	533	(25,934)
Other operating expenses	(25,735)	(9,254)	—	(34,989)
Other income (expense)	554	(942)	(533)	(921)

Underwriting profit (loss)	$882	$665	$—	$1,547
Net investment income	14,037	2,158	64	16,259
Net realized gains (losses)	2,809	(226)	32	2,615
Interest expense	—	—	(2,047)	(2,047)

Income (loss) before income taxes	$17,728	$2,597	$(1,951)	$18,374
Income tax expense (benefit)	4,379	780	(683)	4,476

Net income (loss)	$13,349	$1,817	$(1,268)	$13,898

Identifiable assets	$2,692,597	$887,401	$43,377	$3,623,375

Losses and loss adjustment expenses ratio	64.3%	61.7%		63.5%
Commission expense ratio	13.8%	18.3%		14.9%
Other operating expense ratio (2)	21.2%	18.8%		20.7%

Combined ratio	99.3%	98.8%		99.1%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Nine Months Ended September 30, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$680,763	$284,115	$—	$964,878
Net written premiums	457,463	163,880	—	621,343
Net earned premiums	422,215	158,183	—	580,398
Net losses and loss adjustment expenses	(304,483)	(65,759)	—	(370,242)
Commission expenses	(61,245)	(30,735)	1,769	(90,211)
Other operating expenses	(83,646)	(32,592)	—	(116,238)
Other income (expense)	3,750	106	(1,769)	2,087

Underwriting profit (loss)	$(23,409)	$29,203	$—	$5,794
Net investment income	34,225	6,289	118	40,632
Net realized gains (losses)	6,809	3,361	—	10,170
Interest expense	—	—	(6,147)	(6,147)

Income (loss) before income taxes	$17,625	$38,853	$(6,029)	$50,449
Income tax expense (benefit)	3,603	13,458	(2,330)	14,731

Net income (loss)	$14,022	$25,395	$(3,699)	$35,718

Identifiable assets	$2,995,530	$958,238	$40,929	$3,994,697

Losses and loss adjustment expenses ratio	72.1%	41.6%		63.8%
Commission expense ratio	14.5%	19.4%		15.5%
Other operating expense ratio (2)	18.9%	20.5%		19.7%

Combined ratio	105.5%	81.5%		99.0%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Nine Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$584,718	$245,597	$—	$830,315
Net written premiums	389,236	162,560	—	551,796
Net earned premiums	333,139	166,749	—	499,888
Net losses and loss adjustment expenses	(228,882)	(112,011)	—	(340,893)
Commission expenses	(45,256)	(36,402)	1,494	(80,164)
Other operating expenses	(79,050)	(28,291)	—	(107,341)
Other income (expense)	2,871	(734)	(1,494)	643

Underwriting profit (loss)	$(17,178)	$(10,689)	$—	$(27,867)
Net investment income	44,009	6,733	330	51,072
Net realized gains (losses)	5,664	(2,409)	204	3,459
Interest expense	—	—	(6,140)	(6,140)

Income (loss) before income taxes	$32,495	$(6,365)	$(5,606)	$20,524
Income tax expense (benefit)	9,224	(2,247)	(1,962)	5,015

Net income (loss)	$23,271	$(4,118)	$(3,644)	$15,509

Identifiable assets	$2,692,597	$887,401	$43,377	$3,623,375

Losses and loss adjustment expenses ratio	68.7%	67.2%		68.2%
Commission expense ratio	13.6%	21.8%		16.0%
Other operating expense ratio (2)	22.9%	17.4%		21.4%

Combined ratio	105.2%	106.4%		105.6%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$44,879	$37,716	$82,595
Property casualty	139,948	32,789	172,737
Professional liability	33,534	9,876	43,410

Total	$218,361	$80,381	$298,742

Net written premiums:
Marine	$32,615	$27,939	$60,554
Property casualty	83,449	11,633	95,082
Professional liability	26,084	6,326	32,410

Total	$142,148	$45,898	$188,046

Net earned premiums:
Marine	$40,592	$34,002	$74,594
Property casualty	83,993	11,870	95,863
Professional liability	24,505	6,300	30,805

Total	$149,090	$52,172	$201,262

	Three Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$47,141	$26,979	$74,120
Property casualty	110,975	29,682	140,657
Professional liability	33,059	7,482	40,541

Total	$191,175	$64,143	$255,318

Net written premiums:
Marine	$34,180	$20,649	$54,829
Property casualty	77,056	16,296	93,352
Professional liability	24,056	3,120	27,176

Total	$135,292	$40,065	$175,357

Net earned premiums:
Marine	$41,951	$34,510	$76,461
Property casualty	58,585	15,952	74,537
Professional liability	18,796	3,839	22,635

Total	$119,332	$54,301	$173,633

	Nine Months Ended September 30, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$156,640	$146,528	$303,168
Property casualty	426,494	106,063	532,557
Professional liability	97,629	31,524	129,153

Total	$680,763	$284,115	$964,878

Net written premiums:
Marine	$107,266	$109,489	$216,755
Property casualty	274,823	36,693	311,516
Professional liability	75,374	17,698	93,072

Total	$457,463	$163,880	$621,343

Net earned premiums:
Marine	$111,402	$101,538	$212,940
Property casualty	240,536	41,644	282,180
Professional liability	70,277	15,001	85,278

Total	$422,215	$158,183	$580,398

	Nine Months Ended September 30, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$175,812	$127,585	$303,397
Property casualty	323,994	91,106	415,100
Professional liability	84,912	26,906	111,818

Total	$584,718	$245,597	$830,315

Net written premiums:
Marine	$130,200	$102,362	$232,562
Property casualty	201,978	47,364	249,342
Professional liability	57,058	12,834	69,892

Total	$389,236	$162,560	$551,796

Net earned premiums:
Marine	$124,387	$109,222	$233,609
Property casualty	156,871	44,105	200,976
Professional liability	51,881	13,422	65,303

Total	$333,139	$166,749	$499,888

The Insurance Companies’ net earned premiums include $16.9 million and $21.2 million of net earned premiums from the U.K. Branch for the three months ended September 30, 2012 and 2011 and $56.0 million and $64.1 million of net earned premiums from the U.K. Branch for the nine months ended September 30, 2012 and 2011, respectively.

Note 4. Reinsurance Ceded

The Company’s ceded earned premiums were $97.4 million and $85.5 million for the three months ended September 30, 2012 and 2011 and $283.4 million and $261.9 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s ceded incurred losses were $31.2 million and $39.8 million for the three months ended September 30, 2012 and 2011 and $154.4 million and $165.6 million for the nine months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012, the Company recorded corrections to reinsurance treaty retentions from 2007 Marine occurrences. The claims in question had been settled and ceded amounts paid, however after discussion with reinsurers it was determined that two separate retentions should have been applied for each occurrence for Navigators Insurance Companies and Navigators Lloyds Syndicate. As a result, the amount of the losses retained in the current quarter increased by $5.3 million and the related reinstatement premiums paid were reduced by $1.9 million. The net pre-tax and after tax impact of these corrections was $3.4 million and $2.2 million, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting approximately 73.9% of the total recoverable), together with the reinsurance recoverable and collateral as of September 30, 2012, and the reinsurers’ ratings from the A.M. Best Company (“AMB”) or Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total	Collateral Held(1)	AMB	S&P
Swiss Reinsurance America Corporation	$5,017	$91,035	$96,052	$7,152	A+	AA-
Munich Reinsurance America Inc.	10,356	85,215	95,571	1,235	A+	AA-
Transatlantic Reinsurance Company	17,445	72,832	90,277	12,848	A	A+
Everest Reinsurance Company	18,256	71,308	89,564	8,209	A+	A+
National Indemnity Company	41,244	34,388	75,632	22,746	A++	AA+
Partner Reinsurance Europe	10,053	36,191	46,244	19,814	A+	A+
Lloyd’s Syndicate #2003	8,622	33,044	41,666	10,232	A	A+
Allied World Reinsurance	9,500	20,987	30,487	4,085	A	A
Berkley Insurance Company	1,795	26,003	27,798	3,147	A+	A+
Tower Insurance Company	10,844	15,038	25,882	4,129	A-	NR
General Reinsurance Corporation	590	25,129	25,719	1,006	A++	AA+
Scor Global P&C SE	13,158	12,287	25,445	7,452	A	A+
Ace Property and Casualty Insurance Company	971	20,919	21,890	-	A+	AA-
Validus Reinsurance Ltd.	2,866	18,706	21,572	9,490	A	A
Scor Holding (Switzerland) AG	1,128	17,177	18,305	4,254	A	A+
Sirius America Insurance Company	75	18,086	18,161	2,455	A	A-
Platinum Underwriters Re	472	17,488	17,960	1,552	A	A-
Lloyd’s Syndicate #4000	2,657	14,177	16,834	2,254	A	A+
Munchener Ruckversicherungs-Gesellschaft	387	14,331	14,718	6,115	A+	AA-
AXIS Re Europe	3,563	10,904	14,467	2,083	A	A+

Top 20 Total	$158,999	$655,245	$814,244	$130,258
All Others	65,852	221,178	287,030	106,826

Total	$224,851	$876,423	$1,101,274	$237,084

(1) -	Collateral includes letter of credit, balances payable and other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Note 5. Stock-Based Compensation

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. The Company’s performance based share grants generally consist of two types of awards. The restricted stock units issued in 2011 and after will cliff vest over a three year period, with 50% vesting in full, and 50% dependent on the rate of compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. Those performance based restricted stock units issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation for the three and nine months ended September 30, 2012 and 2011 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Restricted stock units	$1,818	$775	$5,004	$2,254
Directors restricted stock grants(1)	170	64	290	184
Employee stock purchase plan	27	1	42	124
Stock appreciation rights(2)	—	(47)	—	(100)
Stock options	—	—	—	—

Total stock-based compensation	$2,015	$793	$5,336	$2,462

(1) -	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.
(2) -	All outstanding stock appreciation rights were exercised during 2011. The Company has no current plans to issue stock appreciation rights under the 2005 Amended and Restated Stock Incentive Plan.

Note 6. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £184 million ($296 million) for the 2012 underwriting year compared to £175 million ($280 million) for the 2011 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2012 and 2011 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of September 30, 2012, the Company had provided letters of credit of $150.0 million and did not have any cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2012 and 2011 underwriting years. If any letters of credit remain outstanding under the facility after December 31, 2012, the Company would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2012, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 11, Credit Facility, for additional information.

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and will receive U.K. tax credits in the United Kingdom (“U.K.”) for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings are subject to taxes under U.K. tax regulations at a 26% rate through March 31, 2012. A finance bill was enacted in the U.K. that reduced the U.K. corporate tax rate from 26% to 24% effective April 2012. The effect of such tax rate change was not material.

The Company has not provided for U.S. deferred income taxes on the undistributed earnings of approximately $94.4 million of its non-U.S. subsidiaries since these earnings are intended to be permanently reinvested in the non-U.S. subsidiaries. However, in the future, if such earnings were distributed to the Company, taxes of approximately $1.7 million, assuming all foreign tax credits are realized, would be payable on such undistributed earnings and would be reflected in the tax provision for the year in which these earnings are no longer intended to be permanently reinvested in the foreign subsidiary.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of September 30, 2012 and 2011. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and nine months ended September 30, 2012 and 2011. The Company is currently not under examination by any major U.S. or foreign tax authority and is generally subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $5.2 million and $14.7 million for the three and nine months ended September 30, 2012 compared to $4.5 million and $5.0 million for the same periods in 2011, resulting in an effective tax rate of 28.8% and 29.2% for the three and nine months ended September 30, 2012 and 24.4% for both periods in 2011. The effective tax rate on net investment income was 26.6% and 26.8% for the three and nine months ended September 30, 2012 compared to 28.6% for both periods in 2011.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.2 million as of both September 30, 2012 and December 31, 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million and $0.2 million as of September 30, 2012 and December 31, 2011. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of September 30, 2012 expire from 2024 to 2032.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, the Company completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The principal amount of the Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability at September 30, 2012 was $114.4 million. The unamortized discount at September 30, 2012 was $0.6 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016 as a result of these transactions is $115.0 million.

The fair value of the Senior Notes was $121.0 million and $119.3 million as of September 30, 2012 and December 31, 2011. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense on the Senior Notes for the three and nine months ended each of September 30, 2012 and 2011 was $2.1 million and $6.1 million, respectively.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with any future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of September 30, 2012, the Company was in compliance with all such covenants.

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

Note 10. Investments

The following tables set forth the Company’s cash and investments as of September 30, 2012 and December 31, 2011. The tables below include other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	September 30, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$465,215	$11,881	$(55)	$453,389	$—
States, municipalities and political subdivisions	443,994	34,451	(66)	409,609	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	405,229	17,582	(56)	387,703	—
Residential mortgage obligations	39,095	711	(837)	39,221	(278)
Asset-backed securities	50,897	1,069	(72)	49,900	—
Commercial mortgage-backed securities	208,742	18,126	(50)	190,666	—

Subtotal	$703,963	$37,488	$(1,015)	$667,490	$(278)
Corporate bonds	471,886	26,941	(101)	445,046	—

Total fixed maturities	$2,085,058	$110,761	$(1,237)	$1,975,534	$(278)
Equity securities - common stocks	105,930	31,377	(278)	74,831	—
Short-term investments	187,445	—	—	187,445	—
Cash	36,252	—	—	36,252	—

Total	$2,414,685	$142,138	$(1,515)	$2,274,062	$(278)

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities - common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of September 30, 2012 are shown in the following table:

	September 30, 2012
In thousands	Fair Value	Amortized Cost
Due in one year or less	$80,858	$80,272
Due after one year through five years	641,625	618,478
Due after five years through ten years	429,575	397,999
Due after ten years	229,037	211,295
Mortgage- and asset-backed securities	703,963	667,490

Total	$2,085,058	$1,975,534

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.9 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of September 30, 2012 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$348,008	17%
Very strong	AA	1,177,602	56%
Strong	A	380,992	18%
Adequate	BBB	146,910	7%
Speculative	BB & Below	14,508	1%
Not rated	NR	17,038	1%

Total		$2,085,058	100%

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2012 and December 31, 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	September 30, 2012			December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	4	$16,736	$34	7	$58,587	$98
7-12 months	4	4,682	3	—	—	—
> 12 months	1	4,644	18	2	6,883	285

Subtotal	9	$26,062	$55	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	1	$401	$2	7	$5,894	$72
7-12 months	2	1,473	40	1	216	1
> 12 months	3	2,297	24	5	2,420	35

Subtotal	6	$4,171	$66	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	5	$18,901	$56	3	$5,087	$3
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	5	$18,901	$56	3	$5,087	$3
Residential mortgage obligations
0-6 months	2	$550	$19	6	$6,672	$184
7-12 months	—	—	—	7	5,250	313
> 12 months	41	10,356	818	47	10,749	2,351

Subtotal	43	$10,906	$837	60	$22,671	$2,848
Asset-backed securities
0-6 months	—	$—	$—	2	$4,933	$12
7-12 months	—	—	—	5	6,645	63
> 12 months	2	2,504	72	1	2	—

Subtotal	2	$2,504	$72	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	5	$2,772	$8	6	$5,465	$29
7-12 months	4	3,777	36	3	6,840	550
> 12 months	4	943	6	3	1,503	14

Subtotal	13	$7,492	$50	12	$13,808	$593
Corporate bonds
0-6 months	3	$6,357	$51	52	$135,516	$4,539
7-12 months	—	—	—	18	27,561	1,457
> 12 months	8	14,776	50	8	14,898	776

Subtotal	11	$21,133	$101	78	$177,975	$6,772

Total fixed maturities	89	$91,169	$1,237	183	$305,121	$10,782

Equity securities - common stocks
0-6 months	1	$2,144	$4	4	$3,320	$587
7-12 months	1	1,789	259	1	1,629	371
> 12 months	1	490	15	—	—	—

Total equity securities	3	$4,423	$278	5	$4,949	$958

As of September 30, 2012 and December 31, 2011, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.1 million and $1.4 million, respectively.

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

The following table summarizes the gross unrealized investment losses as of September 30, 2012 by the length of time that the fair value continues to be less than 80% of amortized cost:

	September 30, 2012
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	—	—
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	164	—	164

Total	$164	$—	$164

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	10	1,241	1	54	15	1,791
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	3	639	1	547

Total	—	$—	10	$1,241	4	$693	16	$2,338

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		618		43		941
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$618		$43		$941

Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		623		11		850
Asset-backed securities		—		—		—		—
Equities		—		—		639		547

Total		$—		$623		$650		$1,397

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three and nine months ended September 30, 2012 and 2011. The Company does not intend to sell and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in other comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Beginning balance	$3,332	$1,885	$3,321	$1,658
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	623	—	850
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	11	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	—	—

Ending balance	$3,332	$2,508	$3,332	$2,508

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of September 30, 2012 is presented in the following table:

	September 30, 2012
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$25	2%	$11,387	12%
Due after one year through five years	112	9%	19,473	21%
Due after five years through ten years	27	2%	5,532	6%
Due after ten years	58	5%	14,974	16%
Mortgage- and asset-backed securities	1,015	82%	39,803	45%

Total	$1,237	100%	$91,169	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Fixed maturities	$14,364	$15,856	$44,779	$49,892
Equity securities	989	942	2,930	2,584
Short-term investments	437	205	1,452	745

Total investment income	15,790	17,003	49,161	53,221
Investment expenses	(2,193)	(744)	(8,529)	(2,149)

Net investment income	$13,597	$16,259	$40,632	$51,072

Investment expenses for the nine months ended September 30, 2012 include $4.5 million of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by the Company with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s.

The change in net unrealized gains and losses, inclusive of the change in the non-credit portion of OTTI losses, consisted of:

	Nine Months Ended September 30,
In thousands	2012	2011
Fixed maturities	$38,165	$32,898
Equity securities	8,817	(8,287)

Gross unrealized gains (losses)	46,982	24,611
Deferred income tax	15,702	8,251

Change in unrealized gains (losses), net	$31,280	$16,360

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Fixed maturities:
Gains	$4,011	$3,315	$11,868	$10,625
Losses	(216)	(77)	(1,746)	(6,610)

Fixed maturities, net	$3,795	$3,238	$10,122	$4,015
Equity securities:
Gains	$966	$—	$1,171	$841
Losses	—	—	(473)	—

Equity securities, net	$966	$—	$698	$841

Net realized gains (losses)	$4,761	$3,238	$10,820	$4,856

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

	September 30, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$225,747	$239,468	$—	$465,215
States, municipalities and political subdivisions	—	443,994	—	443,994
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	405,229	—	405,229
Residential mortgage obligations	—	39,095	—	39,095
Asset-backed securities	—	50,897	—	50,897
Commercial mortgage-backed securities	—	208,742	—	208,742

Subtotal	$—	$703,963	$—	$703,963
Corporate bonds	—	471,886	—	471,886

Total fixed maturities	$225,747	$1,859,311	$—	$2,085,058
Equity securities - common stocks	105,930	—	—	105,930

Total	$331,677	$1,859,311	$—	$2,190,988

	December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$136,625	$199,445	$—	$336,070
States, municipalities and political subdivisions	—	410,836	—	410,836
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	395,860	—	395,860
Residential mortgage obligations	—	23,148	—	23,148
Asset-backed securities	—	48,934	—	48,934
Commercial mortgage-backed securities	—	216,034	—	216,034

Subtotal	$—	$683,976	$—	$683,976
Corporate bonds	—	457,187	—	457,187

Total fixed maturities	$136,625	$1,751,444	$—	$1,888,069
Equity securities - common stocks	95,849	—	—	95,849

Total	$232,474	$1,751,444	$—	$1,983,918

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

The Company did not have any transfers between Levels 1 and 2 as of September 30, 2012 and December 31, 2011.

There were no significant judgments made in classifying instruments in the fair value hierarchy.

As of September 30, 2012, the Company did not have any Level 3 assets. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2011:

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

As of September 30, 2012 and December 31, 2011, fixed maturities with amortized values of $9.6 million and $10.2 million, respectively, were on deposit with various state insurance departments. In addition, as of September 30, 2012, investments of $1.2 million were on deposit with a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for Navigators Insurance Company’s U.K. Branch. In addition, $0.3 million of investments were pledged as security under a reinsurance treaty for both September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 11. Credit Facility

On April 1, 2011, the Company entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility, which is denominated in U.S. dollars, is utilized to fund the Company’s participation in Syndicate 1221 through letters of credit for the 2012 and 2011 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2012, the Company would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2012, letters of credit with an aggregate face amount of $150.0 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of September 30, 2012.

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

•	risks inherent in the preparation of our financial statements, which require us to make many estimates and judgments;

•	our ability to continue to obtain reinsurance covering our exposures at appropriate prices and/or in sufficient amounts;

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

•

the effect of the European Union Directive on Solvency II on how we manage our business, capital requirements and costs associated with conducting business, including the impact of the delay in the implementation of Solvency II;

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of September 30, 2012 we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $170.6 million and $29.6 million, respectively, including the cost of reinsurance reinstatement premiums.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine months ended September 30, 2012 and 2011. Our financial results are presented on the basis of United States generally accepted accounting principles (“GAAP”). However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net other-than-temporary impairment (“OTTI”) losses recognized in earnings. Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands, except per share amounts	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$298,742	$255,318	$964,878	$830,315	17.0%	16.2%
Net written premiums	188,046	175,357	621,343	551,796	7.2%	12.6%
Total revenues	220,409	191,586	633,287	555,062	15.0%	14.1%
Total expenses	202,269	173,212	582,838	534,538	16.8%	9.0%

Pre-tax income (loss)	$18,140	$18,374	$50,449	$20,524	-1.3%	145.8%
Provision (benefit) for income taxes	5,225	4,476	14,731	5,015	16.7%	NM

Net income (loss)	$12,915	$13,898	$35,718	$15,509	-7.1%	130.3%

Net income (loss) per common share:
Basic	$0.92	$0.94	$2.55	$1.02
Diluted	$0.90	$0.92	$2.51	$1.00

NM - Percentage change not meaningful

Net income for the three months ended September 30, 2012 was $12.9 million or $0.90 per diluted share compared to $13.9 million or $0.92 per diluted share for the three months ended September 30, 2011. Operating earnings for the three months ended September 30, 2012 were $9.8 million or $0.69 per diluted share compared to $12.0 million or $0.80 per diluted share for the comparable period in 2011. In comparison to net income, operating earnings excludes after-tax net realized gains of $3.1 million for the three months ended September 30, 2012. For the three months ended September 30, 2011 operating earnings excluded after tax net realized gains of $2.2 million and after-tax OTTI losses of $0.4 million. The decrease in our operating earnings for the three months ended September 30, 2012 was largely attributable to a reduction in net investment income due to lower investment yields.

Net income for the nine months ended September 30, 2012 was $35.7 million or $2.51 per diluted share compared to $15.5 million or $1.00 per diluted share for the nine months ended September 30, 2011. Operating earnings for the nine months ended September 30, 2012 were $29.1 million or $2.04 per diluted share compared to $13.3 million or $0.85 per diluted share for the comparable period in 2011. In comparison to net income, operating earnings excludes after-tax net realized gains of $7.0 million and after-tax OTTI losses of $0.4 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2011 operating earnings excluded after-tax net realized gains of $3.2 million and after-tax OTTI losses of $0.9 million. The increase in our operating earnings for the nine months ended September 30, 2012 was largely attributable to stronger underwriting results, partially offset by a decrease in net investment income driven by lower investment yields and $4.5 million of investment expenses related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. The results for the first nine months of the year include net losses of $12.9 million related to significant large losses from our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our book value per share as of September 30, 2012 was $62.32, increasing from $57.57 as of December 31, 2011. The increase in book value per share primarily resulted from our increased results of operations and improvements in the value of our consolidated investment portfolio. Our consolidated stockholders’ equity increased 8.9% to $874.8 million as of September 30, 2012 compared to $803.4 million as of December 31, 2011.

Cash flow from operations was $69.1 million for the nine months ended September 30, 2012 compared to $86.3 million for the comparable period in 2011. The decrease in cash flow from operations was due to increases in paid losses and current income taxes paid, partially offset by improved collections on premium receivables and reinsurance recoverables.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or net loss for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$298,742	$255,318	$964,878	$830,315	17.0%	16.2%
Net written premiums	188,046	175,357	621,343	551,796	7.2%	12.6%
Net earned premiums	201,262	173,633	580,398	499,888	15.9%	16.1%
Net losses and loss adjustment expenses	(128,850)	(110,242)	(370,242)	(340,893)	16.9%	8.6%
Commission expenses	(31,258)	(25,934)	(90,211)	(80,164)	20.5%	12.5%
Other operating expenses	(40,112)	(34,989)	(116,238)	(107,341)	14.6%	8.3%
Other income (expense)	789	(921)	2,087	643	NM	NM

Underwriting profit (loss)	$1,831	$1,547	$5,794	$(27,867)	18.4%	NM
Net investment income	13,597	16,259	40,632	51,072	-16.4%	-20.4%
Net other-than-temporary impairment losses recognized in earnings	—	(623)	(650)	(1,397)	NM	-53.5%
Net realized gains (losses)	4,761	3,238	10,820	4,856	47.0%	122.8%
Interest expense	(2,049)	(2,047)	(6,147)	(6,140)	0.1%	0.1%

Income (loss) before income taxes	$18,140	$18,374	$50,449	$20,524	-1.3%	145.8%
Income tax expense (benefit)	5,225	4,476	14,731	5,015	16.7%	NM

Net income (loss)	$12,915	$13,898	$35,718	$15,509	-7.1%	130.3%

Losses and loss adjustment expenses ratio	64.0%	63.5%	63.8%	68.2%
Commission expense ratio	15.5%	14.9%	15.5%	16.0%
Other operating expense ratio (1)	19.6%	20.7%	19.7%	21.4%

Combined ratio	99.1%	99.1%	99.0%	105.6%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful

The combined ratio for the three months ended September 30, 2012 and 2011 was 99.1%. Our pre-tax underwriting profit increased $0.3 million to $1.8 million for the three months ended September 30, 2012 and included $11.0 million of current accident year loss emergence from our Agriculture reinsurance business that was driven by significant drought related crop losses across the U.S. We also had net prior period reserve redundancies of $9.1 million from our Lloyd’s Operations.

The combined ratio for the nine months ended September 30, 2012 was 99.0% compared to 105.6% for the same period in 2011. Our pre-tax underwriting results increased $33.7 million to a $5.8 million underwriting profit for the nine months ended September 30, 2012 compared to an underwriting loss of $27.9 million for the same period in 2011.

Our underwriting results for the nine months ended September 30, 2012 reflect net losses of $12.9 million, inclusive of $10.8 million of reinsurance reinstatement premiums, related to several large losses from our Marine business including the grounding of the cruise ship Costa Concordia off the coast of Italy. The results also include $11.0 million of current accident year loss emergence from our Agriculture reinsurance business as well as net prior period reserve redundancies of $19.2 million from our Lloyd’s Operations.

Our underwriting results for the nine months ended September 30, 2011 included net losses of $18.2 million, inclusive of $7.9 million in reinsurance reinstatement premiums, related to large losses from our energy business, as well as an increase in our reinsurance reinstatement premium accrual of $5.2 million reflecting our shift to excess-of-loss reinsurance protection in our Marine business.

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012				2011
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$44,879	15%	$32,615	$40,592	$47,141	18%	$34,180	$41,951
Property Casualty	139,948	47%	83,449	83,993	110,975	43%	77,056	58,585
Professional Liability	33,534	11%	26,084	24,505	33,059	14%	24,056	18,796

Insurance Companies Total	218,361	73%	142,148	149,090	191,175	75%	135,292	119,332

Lloyd’s Operations:
Marine	37,716	13%	27,939	34,002	26,979	11%	20,649	34,510
Property Casualty	32,789	11%	11,633	11,870	29,682	11%	16,296	15,952
Professional Liability	9,876	3%	6,326	6,300	7,482	3%	3,120	3,839

Lloyd’s Operations Total	80,381	27%	45,898	52,172	64,143	25%	40,065	54,301

Total	$298,742	100%	$188,046	$201,262	$255,318	100%	$175,357	$173,633

	Nine Months Ended September 30,
	2012				2011
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$156,640	17%	$107,266	$111,402	$175,812	21%	$130,200	$124,387
Property Casualty	426,494	44%	274,823	240,536	323,994	39%	201,978	156,871
Professional Liability	97,629	10%	75,374	70,277	84,912	10%	57,058	51,881

Insurance Companies Total	680,763	71%	457,463	422,215	584,718	70%	389,236	333,139

Lloyd’s Operations:
Marine	146,528	15%	109,489	101,538	127,585	15%	102,362	109,222
Property Casualty	106,063	11%	36,693	41,644	91,106	11%	47,364	44,105
Professional Liability	31,524	3%	17,698	15,001	26,906	4%	12,834	13,422

Lloyd’s Operations Total	284,115	29%	163,880	158,183	245,597	30%	162,560	166,749

Total	$964,878	100%	$621,343	$580,398	$830,315	100%	$551,796	$499,888

Gross written premiums increased $43.4 million, or 17.0%, to $298.7 million for the three months ended September 30, 2012 compared to $255.3 million for the same period in 2011. Gross written premiums increased $134.6 million, or 16.2%, to $964.9 million for the nine months ended September 30, 2012 compared to $830.3 million for the same period in 2011. The increases in gross written premiums are primarily attributed to growth within our Property Casualty business, specifically our Nav Re division, which writes Accident & Health (“A&H”), Agriculture, Latin American and Professional Liability reinsurance lines of business, as the division continues to achieve successful growth since its establishment in late 2010. The increase within Property Casualty is also attributable to growth within our Excess Casualty division resulting from strong production attributable to an expansion of our underwriting team and dislocation among certain competitors.

Average renewal premium rates for our Insurance Companies segment increased for the three months ended September 30, 2012 as compared to the same period in 2011 across all segments. Our Marine business has realized a 2.4% and 6.0% increase in rates for the marine liability and inland marine divisions, respectively. Within our Property Casualty business we have realized a 4.3% increase in rates for the NavTech division, a 2.3% increase for the Excess Casualty division and an increase of 3.9% in the Primary Casualty division. Our Professional Liability business has experienced an overall increase in renewal rates of 5.3%, consisting of 5.6% and 4.9% for the Errors & Omissions (“E&O”) and the Management Liability divisions, respectively.

For the three months ended September 30, 2012 average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s NavTech of approximately 1.4% and 7.5%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 1.5%.

Average renewal premium rates for our Insurance Companies segment also increased for the nine months ended September 30, 2012 as compared to the same period in 2011 across all segments. Our Marine business has realized a 4.1% and 4.7% increase in rates for the marine liability and inland marine divisions, respectively. Within our Property Casualty business we have realized a 3.4% increase in rates for the NavTech division, a 1.4% increase for the Excess Casualty division, and a 1.0% increase in the Primary Casualty division. Our Professional Liability business has experienced an overall increase in renewal rates of 4.4%, consisting of 5.3% and 3.1% for the E&O and the Management Liability divisions, respectively.

For the nine months ended September 30, 2012 average renewal premium rates for our Lloyd’s segment include increases for Lloyd’s Marine and Lloyd’s NavTech of approximately 4.3% and 6.7%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 1.5%.

The average premium rate increases or decreases as noted above for the Marine, Property Casualty and Professional Liability businesses are calculated primarily by comparing premium amounts on policies that have renewed. The premiums are adjusted for changes in exposures and sometimes represent an aggregation of several lines of business. The rate change calculations provide an indicated pricing trend and are not meant to be a precise analysis of the numerous factors that affect premium rates or the adequacy of such rates to cover all underwriting costs and generate an underwriting profit. The calculation can also be affected quarter by quarter depending on the particular policies and the number of policies that renew during that period. Due to market conditions, these rate changes may or may not apply to new business that generally would be more competitively priced compared to renewal business. The calculation does not reflect the rate on business that we are unwilling or unable to renew due to loss experience or competition.

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

We incurred $0.6 million and $16.9 million in reinsurance reinstatement premiums for the three and nine months ended September 30, 2012, respectively. The reinsurance reinstatement premiums for the first nine months of 2012 are due to several large losses on our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy. The net amount recorded for the three and nine months ended September 30, 2011 was $1.0 million and $14.1 million, respectively. The reinsurance reinstatement premiums for the first nine months of 2011 are due to the large energy losses from our NavTech business and the establishment of our reinstatement premium accrual reflective of our shift to excess-of-loss protection in our Marine business.

The following table sets forth our ceded written premiums by segment and major line of business for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$12,264	27%	$12,961	27%	$49,374	32%	$45,612	26%
Property Casualty	56,499	40%	33,919	31%	151,671	36%	122,016	38%
Professional Liability	7,450	22%	9,003	27%	22,255	23%	27,854	33%

Total Insurance Companies	76,213	35%	55,883	29%	223,300	33%	195,482	33%

Lloyd’s Operations:
Marine	9,777	26%	6,330	23%	37,039	25%	25,223	20%
Property Casualty	21,156	65%	13,386	45%	69,370	65%	43,742	48%
Professional Liability	3,550	36%	4,362	58%	13,826	44%	14,072	52%

Total Lloyd’s	34,483	43%	24,078	38%	120,235	42%	83,037	34%

Total	$110,696	37%	$79,961	31%	$343,535	36%	$278,519	34%

The increase in percentage of total ceded written premiums to total gross written premiums for the three months ended September 30, 2012 compared to the same period of 2011 was primarily due to a lower retention ratio on our NavTech business as a result of a new quota share program for the offshore energy book, partially offset by a change in the mix of business resulting in the growth of our assumed reinsurance business written by Nav Re and, to a lesser extent, the expansion of products offered by our Professional Liability division where our retention ratios are higher.

The increase in percentage of total ceded written premiums to total gross written premiums for the nine months ended September 30, 2012 compared to the same period of 2011 was primarily due to a lower retention ratio on our NavTech business as a result of a new quota share program for the offshore energy book and the reinsurance reinstatement premiums recognized in our Marine business as a result of significant large loss activity, partially offset by a change in the mix of business resulting in the growth of our assumed reinsurance business written by Nav Re, the reinsurance reinstatement premiums recorded in 2011 related to our NavTech business, and to a lesser extent, the expansion of products offered by our Professional Liability division where our retention ratios are higher.

Net Written Premiums

Net written premiums increased 7.2% and 12.6% for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The increases are due to the impact of higher gross written premiums for the three and nine months ended September 30, 2012, partially offset by higher premium cessions as a result of mix changes in business, as discussed above.

Net Earned Premiums

Net earned premiums increased 15.9% and 16.1% for the three and nine months ended September 30, 2012 compared to the same periods in 2011 as a result of growth in our Nav Re division, specifically the A&H lines, which are recognized in earnings over a longer exposure period than our other lines of business, and to a lesser extent, the expansion of products offered by our Professional Liability division where our retention ratios are higher.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Fixed maturities	$14,364	$15,856	$44,779	$49,892
Equity securities	989	942	2,930	2,584
Short-term investments	437	205	1,452	745

Total investment income	15,790	17,003	49,161	53,221
Investment expenses	(2,193)	(744)	(8,529)	(2,149)

Net investment income	$13,597	$16,259	$40,632	$51,072

The total investment income before investment expenses decreased 7.1% and 7.6% for the three and nine months ended September 30, 2012, respectively, primarily due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.4% for both the three and nine months ended September 30, 2012 compared to 3.1% and 3.2% for the same periods in 2011. The portfolio duration was 3.8 years for the nine months ended September 30, 2012 compared to 3.6 years for the comparable period during 2011.

The 2.4% annualized pre-tax yield for the nine months ended September 30, 2012 includes investment expenses of $4.5 million for interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Excluding the impact of the aforementioned interest expense, the annualized pre-tax yield for the nine months ended September 30, 2012 would have been 2.7%, reflective of the general decline in market yields.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Fixed maturities	$—	$623	$11	$850
Equity securities	—	—	639	547

OTTI recognized in earnings	$—	$623	$650	$1,397

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

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Fixed maturities:
Gains	$4,011	$3,315	$11,868	$10,625
Losses	(216)	(77)	(1,746)	(6,610)

Fixed maturities, net	$3,795	$3,238	$10,122	$4,015
Equity securities:
Gains	$966	$—	$1,171	$841
Losses	—	—	(473)	—

Equity securities, net	$966	$—	$698	$841

Net realized gains (losses)	$4,761	$3,238	$10,820	$4,856

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $4.8 million and $10.8 million for the three and nine months ended September 30, 2012, respectively, are due to the sale of corporate bonds and Treasury bonds. Net realized gains of $3.2 million and $4.9 million for the three and nine months ended September 30, 2011 are related to the sale of corporate bonds.

Other Income/Expense

Other income (expense) for the three and nine months ended September 30, 2012 and 2011 consists of foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and nine months ended September 30, 2012 and 2011 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss and LAE Ratio	2012	2011	2012	2011
Net Loss and LAE Payments	61.0%	51.6%	62.4%	56.5%
Change in reserves	5.7%	12.8%	4.5%	11.2%

Subtotal - current year loss ratio	66.7%	64.4%	66.9%	67.7%
Prior year deficiencies (redundancies)	-2.7%	-0.9%	-3.1%	0.5%

Net loss and LAE ratio	64.0%	63.5%	63.8%	68.2%

The net loss and LAE ratio for the three months ended September 30, 2012 increased 0.5 percentage points to 64.0% from 63.5% for the three months ended September 30, 2011. The increase in the loss ratio is driven by $11.0 million of current accident year loss emergence from our Agriculture reinsurance business that was driven by significant drought related crop losses across the U.S. We also had net prior period reserve redundancies of $5.5 million that were primarily driven by net reserve redundancies from our Lloyd’s Operations, partially offset by $5.3 million in corrections to reinsurance treaty retentions from 2007 Marine occurrences discovered during the current quarter. The claims in question had been settled and ceded amounts paid, however after discussion with reinsurers it was determined that two separate retentions should have been applied for each occurrence for Navigators Insurance Companies and Navigators Lloyds Syndicate. As a result, the amount of the losses retained in the current quarter increased by $5.3 million and the related reinstatement premiums paid were reduced by $1.9 million. The pre-tax and after tax impact of these corrections was $3.4 million and $2.2 million, respectively. The loss ratio is further affected by the mix of business and current loss trends.

The net loss and LAE ratio for the nine months ended September 30, 2012 decreased 4.4 percentage points to 63.8% from 68.2% for the nine months ended September 30, 2011. The decrease in the loss ratio reflects improved loss experience due to the lack of large energy losses in our NavTech business and $19.2 million of net prior year reserve redundancies from our Lloyd’s Operations. The improvements in the loss ratio were partially offset by current accident year loss emergence from our Agriculture reinsurance business and several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

The segment and line of business breakdown of the net loss and LAE ratios for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss and LAE Ratio	2012	2011	2012	2011
Insurance Companies:
Marine	71.9%	66.9%	78.3%	66.6%
Property Casualty	80.3%	61.9%	68.7%	70.5%
Professional Liability	67.9%	66.0%	73.8%	68.2%

Insurance Companies	76.0%	64.3%	72.1%	68.7%
Lloyd’s Operations:
Marine	32.2%	66.1%	44.5%	67.1%
Property Casualty	45.8%	47.6%	41.3%	52.1%
Professional Liability	-13.2%	80.0%	22.1%	117.7%

Lloyd’s	29.8%	61.7%	41.6%	67.2%

Net loss and LAE ratio	64.0%	63.5%	63.8%	68.2%

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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,
In thousands	2012	2011
Insurance Companies:
Marine	$(947)	$(38)
Property Casualty	4,132	(1,846)
Professional Liability	422	(260)

Insurance Companies	$3,607	$(2,144)
Lloyd’s Operations:
Marine	$(4,741)	$2,635
Property Casualty	988	(2,179)
Professional Liability	(5,331)	75

Lloyd’s	$(9,084)	$531

Total deficiencies (redundancies)	$(5,477)	$(1,613)

The following is a discussion of relevant factors related to the $5.5 million prior period net reserve redundancies recorded for the three months ended September 30, 2012:

The Insurance Companies recorded $3.6 million of net prior period reserve deficiencies driven by $4.1 million of adverse development from our Property Casualty businesses, including $3.7 million from our A&H reinsurance division related to underwriting year 2011, partially offset by net reserve redundancies across multiple products within our Marine business.

Our Lloyd’s Operations recorded $9.1 million of net prior period reserve redundancies driven by the Professional Liability and Marine Businesses, partially offset by unfavorable development in our Lloyd’s NavTech business.

For the three months ended September 30, 2011, we recorded a prior period net reserve redundancy of $1.6 million primarily attributed to a favorable ruling on an old property claim within our Property Casualty division, and to a lesser extent, favorable foreign exchange across all of our divisions.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
In thousands	2012	2011
Insurance Companies:
Marine	$(1,535)	$539
Property Casualty	(2,148)	(863)
Professional Liability	5,200	(735)

Insurance Companies	$1,517	$(1,059)
Lloyd’s Operations:
Marine	$(8,712)	$422
Property Casualty	(3,022)	(2,210)
Professional Liability	(7,498)	5,482

Lloyd’s	$(19,232)	$3,694

Total deficiencies (redundancies)	$(17,715)	$2,635

The following is a discussion of relevant factors related to the $17.7 million prior period net reserve redundancies recorded for the nine months ended September 30, 2012:

The Insurance Companies recorded $1.5 million of net prior period reserve deficiencies driven by adverse development from our Professional Liability business across multiple products within Management Liability and E&O divisions, partially offset by net redundancies from our Property Casualty and Marine business. The net redundancies in our Property Casualty business include favorable development related to our NavTech, Marine and Primary Casualty divisions, partially offset by adverse development from our A&H reinsurance division.

Our Lloyd’s Operations recorded $19.2 million of net prior period reserve redundancies across all businesses and divisions.

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

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for both the three and nine months ended September 30, 2012 was 15.5% compared to 14.9% and 16.0%, respectively, for the comparable periods during 2011. Fluctuations in the commission expense ratio for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 can be attributed to changes in the mix of business.

Other Operating Expenses

Other operating expenses increased 14.6% and 8.3% for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in expected payout percentages of stock-based compensation driven by projected growth in book value per share. As a percentage of net earned premiums, operating expenses decreased 0.3 and 1.5 percentage points for the three and nine months ended September 30, 2012, respectively.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense for the three and nine months ended September 30, 2012 was $2.1 million and $6.1 million, respectively, and remained flat with the same periods in 2011.

Income Taxes

We recorded income tax expense of $5.2 million and $14.7 million for the three and nine months ended September 30, 2012, respectively, compared to $4.5 million and $5.0 million for the comparable periods in 2011, resulting in effective tax rates of 28.8% and 29.2%, respectively. The effective tax rate on net investment income was 26.6% and 26.8% for the three and nine months ended September 30, 2012, respectively, compared to 28.6% for both periods in 2011.

As of September 30, 2012, the net deferred Federal, foreign, state and local tax liabilities were $11.2 million, compared to net deferred tax liabilities of $6.3 million as of December 31, 2011, with the change primarily due to fluctuations in the value of our investment portfolio.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.2 million as of both September 30, 2012 and December 31, 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million and $0.2 million as of September 30, 2012 and December 31, 2011, respectively. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of September 30, 2012 expire from 2024 to 2032.

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

The following table sets forth the results of operations for the Insurance Companies for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$218,361	$191,175	$680,763	$584,718	14.2%	16.4%
Net written premiums	142,148	135,292	457,463	389,236	5.1%	17.5%
Net earned premiums	149,090	119,332	422,215	333,139	24.9%	26.7%
Net losses and loss adjustment expenses	(113,303)	(76,755)	(304,483)	(228,882)	47.6%	33.0%
Commission expenses	(20,827)	(16,514)	(61,245)	(45,256)	26.1%	35.3%
Other operating expenses	(29,387)	(25,735)	(83,646)	(79,050)	14.2%	5.8%
Other income (expense)	1,229	554	3,750	2,871	121.8%	30.6%

Underwriting profit (loss)	$(13,198)	$882	$(23,409)	$(17,178)	NM	36.3%
Net investment income	12,004	14,037	34,225	44,009	-14.5%	-22.2%
Net realized gains (losses)	2,609	2,809	6,809	5,664	-7.1%	20.2%

Income (loss) before income taxes	$1,415	$17,728	$17,625	$32,495	-92.0%	-45.8%
Income tax expense (benefit)	(377)	4,379	3,603	9,224	NM	-60.9%

Net income (loss)	$1,792	$13,349	$14,022	$23,271	-86.6%	-39.7%

Losses and loss adjustment expenses ratio	76.0%	64.3%	72.1%	68.7%
Commission expense ratio	14.0%	13.8%	14.5%	13.6%
Other operating expense ratio (1)	18.9%	21.2%	18.9%	22.9%

Combined ratio	108.9%	99.3%	105.5%	105.2%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful

Our Insurance Companies reported net income of $1.8 million for the three months ended September 30, 2012 compared to $13.3 million for the same period in 2011. The decrease in net income for the three months ended September 30, 2012 as compared to the same period in 2011 was largely driven by unfavorable underwriting results for the quarter and a decrease in net investment income due to lower investment yields.

Our Insurance Companies combined ratio for the three months ended September 30, 2012 was 108.9% compared to 99.3% for the same period in 2011. Our Insurance Companies pre-tax underwriting results decreased by $14.1 million to a $13.2 million pre-tax underwriting loss for the three months ended September 30, 2012 compared to an underwriting profit of $0.9 million for the same period in 2011.

Our Insurance Companies underwriting results for the current quarter include $11.0 million of current accident year emergence from our Agriculture reinsurance business that was driven by significant drought related crop losses across the U.S. We also had $3.6 million of net reserve deficiencies mostly driven by adverse development in our A&H reinsurance division related to underwriting year 2011, partially offset by net reserve redundancies from multiple products within our Marine business. Our underwriting results for the same period in 2011 were primarily attributable to net reserve redundancies from our Property Casualty and Professional Liability businesses.

Our Insurance Companies reported net income of $14.0 million for the nine months ended September 30, 2012 compared to $23.3 million for the same period in 2011. The decrease in net income for the nine months ended September 30, 2012 as compared to the same period in 2011 was largely related to unfavorable underwriting results and a reduction in net investment income driven by lower investment yields and $4.5 million of investment expenses related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts.

Our Insurance Companies combined ratio for the nine months ended September 30, 2012 was 105.5% compared to 105.2% for the same period in 2011. Our Insurance Companies pre-tax underwriting results decreased by $6.2 million to a $23.4 million pre-tax underwriting loss for the nine months ended September 30, 2012 compared to an underwriting loss of $17.2 million for the same period in 2011.

Our Insurance Companies underwriting results for the nine months ended September 30, 2012 reflect $11.0 million of current accident year loss emergence from our Agriculture reinsurance business as well as net losses of $10.0 million related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our Insurance Companies underwriting results for the nine months ended September 30, 2011 included net losses of 11.6 million, inclusive of reinsurance reinstatement premiums, related to large losses from our energy business, as well as an increase in our reinsurance reinstatement premium accrual of $2.7 million reflecting our shift to excess-of-loss reinsurance protection in our Marine business.

Insurance Companies Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Marine liability	$13,092	$13,426	$47,896	$56,881	-2.5%	-15.8%
Inland marine	6,893	7,391	28,135	25,747	-6.7%	9.3%
Cargo	7,200	6,073	20,646	18,458	18.6%	11.9%
Craft/fishing vessel	5,751	4,618	19,995	16,979	24.5%	17.8%
P&I	3,535	2,887	13,990	15,250	22.4%	-8.3%
Bluewater hull	4,730	4,535	12,991	14,727	4.3%	-11.8%
Transport	448	4,778	1,779	14,617	-90.6%	-87.8%
Other	3,230	3,433	11,208	13,153	-5.9%	-14.8%

Total Marine	$44,879	$47,141	$156,640	$175,812	-4.8%	-10.9%

The Insurance Companies Marine gross written premiums for the three and nine months ended September 30, 2012 decreased by 4.8% and 10.9%, respectively, compared to the same periods during 2011 primarily due to the Transport and Marine liability products previously written by our U.K. Branch that effective this year are being written through our Lloyd’s Operations. The aforementioned decreases were slightly offset by growth across multiple products driven by an overall 2.4% increase in renewal rates, which includes a 6.0% increase in Inland Marine.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Excess casualty	$53,951	$35,178	$143,030	$97,070	53.4%	47.3%
Nav Re	34,879	22,670	128,675	71,245	53.9%	80.6%
Primary casualty:
Construction liability	15,938	19,277	46,904	60,480	-17.3%	-22.4%
Other primary casualty	9,837	7,191	29,347	17,739	36.8%	65.4%
Environmental	6,362	5,004	17,882	15,630	27.1%	14.4%

Total primary casualty	32,137	31,472	94,133	93,849	2.1%	0.3%
Offshore energy	16,213	17,635	49,601	43,265	-8.1%	14.6%
Other	2,768	4,020	11,055	18,565	-31.1%	-40.5%

Total Property Casualty	$139,948	$110,975	$426,494	$323,994	26.1%	31.6%

The Insurance Companies Property Casualty gross written premiums for the three and nine months ended September 30, 2012 increased by 26.1% and 31.6%, respectively, compared to the same periods during 2011. The increases were primarily driven by our Nav Re division as the division continues to achieve successful growth since its establishment in late 2010. Additionally, we saw growth in our Excess Casualty division resulting from strong production attributable to the expansion of our underwriting team and dislocation among certain competitors.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
E&O	$22,991	$21,441	$67,153	$51,014	7.2%	31.6%
D&O (public and private)	10,543	11,571	30,477	32,997	-8.9%	-7.6%
Other	—	47	(1)	901	NM	NM

Total Professional Liability	$33,534	$33,059	$97,629	$84,912	1.4%	15.0%

NM	- Percentage change not meaningful

The Insurance Companies Professional Liability gross written premiums for the three and nine months ended September 30, 2012 increased by 1.4% and 15.0%, respectively, compared to the same periods during 2011. The increases are related to our E&O division and they are driven by our real estate program which was established in the third quarter of 2011 and wrote $4.7 million and $14.5 million in gross written premium for the three and nine months ended September 30, 2012. Additionally, the increase in E&O is also attributed to an overall 5.6% and 5.3% increase in average renewal rates for the three and nine months ended September 30, 2012.

Lloyd’s Operations

The Lloyd’s Operations primarily underwrite marine and related lines of business along with professional liability insurance, and construction coverage for onshore energy business at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency that manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Gross written premiums	$80,381	$64,143	$284,115	$245,597	25.3%	15.7%
Net written premiums	45,898	40,065	163,880	162,560	14.6%	0.8%
Net earned premiums	52,172	54,301	158,183	166,749	-3.9%	-5.1%
Net losses and loss adjustment expenses	(15,547)	(33,487)	(65,759)	(112,011)	-53.6%	-41.3%
Commission expenses	(10,911)	(9,953)	(30,735)	(36,402)	9.6%	-15.6%
Other operating expenses	(10,725)	(9,254)	(32,592)	(28,291)	15.9%	15.2%
Other income (expense)	40	(942)	106	(734)	NM	NM

Underwriting profit (loss)	$15,029	$665	$29,203	$(10,689)	NM	NM
Net investment income	1,552	2,158	6,289	6,733	-28.1%	-6.6%
Net realized gains (losses)	2,152	(226)	3,361	(2,409)	NM	NM

Income (loss) before income taxes	$18,733	$2,597	$38,853	$(6,365)	NM	NM
Income tax expense (benefit)	6,525	780	13,458	(2,247)	NM	NM

Net income (loss)	$12,208	$1,817	$25,395	$(4,118)	NM	NM

Losses and loss adjustment expenses ratio	29.8%	61.7%	41.6%	67.2%
Commission expense ratio	20.9%	18.3%	19.4%	21.8%
Other operating expense ratio (1)	20.5%	18.8%	20.5%	17.4%

Combined ratio	71.2%	98.8%	81.5%	106.4%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful

Our Lloyd’s Operations reported net income of $12.2 million for the three months ended September 30, 2012 compared to $1.8 million for the same period in 2011. The increase in net income was largely attributable to stronger underwriting results.

Our Lloyd’s Operations combined ratio for the three months ended September 30, 2012 was 71.2% compared to 98.8% for the same period in 2011. Our Lloyd’s Operations pre-tax underwriting results increased by $14.3 million to a $15.0 million pre-tax underwriting profit for the three months ended September 30, 2012 compared to underwriting profit of $0.7 million for the same period in 2011. The increase in pre-tax underwriting results is primarily related to $9.1 million of net prior period reserve redundancies mostly driven by the Professional Liability and Marine business.

Our Lloyd’s Operations reported net income of $25.3 million for the nine months ended September 30, 2012 compared to a net loss of $4.1 million for the same period in 2011. The increase in net income was largely attributable to stronger underwriting results.

Our Lloyd’s Operations combined ratio for the nine months ended September 30, 2012 was 81.5% compared to 106.4% for the same period in 2011. Our Lloyd’s Operations pre-tax underwriting results increased by $39.9 million to a $29.2 million pre-tax underwriting profit for the nine months ended September 30, 2012 compared to underwriting loss of $10.7 million for the same period in 2011. The increase in pre-tax underwriting results is primarily related to $19.2 million of net prior period reserve redundancies across all businesses.

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £184 million ($296 million) in 2012 compared to £175 million ($280 million) in 2011.

Marine Premiums. The gross written premiums for our Marine business for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Cargo and specie	$18,490	$8,822	$55,469	$44,904	109.6%	23.5%
Marine and energy liability	6,679	11,153	47,426	51,074	-40.1%	-7.1%
Transport	8,078	—	18,012	—	NM	NM
Assumed reinsurance	1,340	2,019	12,479	14,133	-33.7%	-11.7%
War	2,141	3,520	8,113	9,895	-39.2%	-18.0%
Hull	988	1,465	5,029	7,579	-32.5%	-33.6%

Total Marine	$37,716	$26,979	$146,528	$127,585	39.8%	14.8%

NM	- Percentage change not meaningful

The Lloyd’s Operations Marine gross written premiums for the three and nine months ended September 30, 2012 increased by 39.8% and 14.8%, respectively, compared to the same periods during 2011. The increase in Lloyd’s Marine is primarily related to growth within Cargo and Specie and the transfer of the Transport business to Lloyd’s Syndicate from U.K. Branch.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
Offshore energy	$14,428	$12,864	$46,159	$40,450	12.2%	14.1%
Engineering and construction	8,674	8,122	29,271	21,868	6.8%	33.9%
Onshore energy	6,240	6,010	25,160	24,657	3.8%	2.0%
Other	3,447	2,686	5,473	4,131	28.3%	32.5%

Total Property Casualty	$32,789	$29,682	$106,063	$91,106	10.5%	16.4%

The Lloyd’s Operations Property Casualty gross written premiums for the three and nine months ended September 30, 2012 increased by 10.5% and 16.4%, respectively, compared to the same periods in 2011. The increases are primarily due to growth within the Offshore Energy book due to new business opportunities. In addition, Property Casualty benefited from increases in average renewal rates of 7.5% and 6.7% for the three and nine months ended September 30, 2012.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Percentage Change
In thousands	2012	2011	2012	2011	QTD	YTD
D&O (public and private)	$7,201	$5,747	$22,940	$20,001	25.3%	14.7%
E&O	2,675	1,735	8,584	6,905	54.2%	24.3%

Total Professional Liability	$9,876	$7,482	$31,524	$26,906	32.0%	17.2%

The Lloyd’s Operations Professional Liability gross written premiums for the three and nine months ended September 30, 2012 increased by 32.0% and 17.2%, respectively, compared to the same periods in 2011 primarily as a result of new business in both lines.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of September 30, 2012 and December 31, 2011, our capital resources were as follows:

	September 30,	December 31,
In thousands	2012	2011
Senior Notes	$114,386	$114,276
Stockholders’ equity	874,811	803,435

Total capitalization	$989,197	$917,711

Ratio of debt to total capitalization	11.6%	12.5%

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

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments on the senior debt, which are currently $4.0 million. Going forward, the interest payments and any share repurchases may be made from funds currently at the Parent Company or dividends from its subsidiaries. The dividends have historically been paid by Navigators Insurance Company. Based on the September 30, 2012 surplus of Navigators Insurance Company, the approximate maximum amount available for the payment of dividends by Navigators Insurance Company during the preceding 12 month period without prior regulatory approval is $67.9 million. During the preceding 12 month period Navigators Insurance Company declared and paid $10.0 million of dividends to the Parent Company, $10.0 million of which were declared and paid in the first quarter of 2012.

Condensed Parent Company balance sheets as of September 30, 2012 (unaudited) and December 31, 2011 are shown in the table below:

	September 30,	December 31,
In thousands	2012	2011
Cash and investments	$13,905	$8,315
Investments in subsidiaries	956,175	895,047
Goodwill and other intangible assets	2,534	2,534
Other assets	20,534	13,806

Total assets	$993,148	$919,702

Senior Notes	$114,386	$114,276
Accounts payable and other liabilities	597	649
Accrued interest payable	3,354	1,342

Total liabilities	$118,337	$116,267

Stockholders' equity	$874,811	$803,435

Total liabilities and stockholders’ equity	$993,148	$919,702

On April 1, 2011, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2012 and 2011 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2012, we would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2012, letters of credit with an aggregate face amount of $150.0 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of September 30, 2012.

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

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of September 30, 2012 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Liquidity

Consolidated Cash Flows

Net cash provided by operating activities was $69.1 million for the nine months ended September 30, 2012 compared to $86.3 million for the same period in 2011. The decrease in cash flow from operations was due to increases in paid losses and current income taxes paid, partially offset by improved collections on premium receivables and reinsurance recoverables.

Net cash used in investing activities was $161.2 million for the nine months ended September 30, 2012 compared to net cash provided by investing activities of $12.6 million for the same period in 2011. The increase in cash used by investing activities is primarily due to the ongoing management of our investment portfolio.

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $71.8 million for the comparable period in 2011. The reduction in cash used by financing activities relates to our share repurchase program, which expired at the end of 2011.

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

We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from their positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to large losses could significantly impact our liquidity needs. However, we expect to collect our paid reinsurance recoverables generally under the terms described above.

Investments

As of September 30, 2012, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $31.5 million, consists of investment grade bonds. As of September 30, 2012, our portfolio had a duration of 3.8 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of September 30, 2012 and December 31, 2011, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of September 30, 2012 and December 31, 2011. The tables below include OTTI securities recognized within other comprehensive income (“OCI”).

	September 30, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$465,215	$11,881	$(55)	$453,389	$—
States, municipalities and political subdivisions	443,994	34,451	(66)	409,609	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	405,229	17,582	(56)	387,703	—
Residential mortgage obligations	39,095	711	(837)	39,221	(278)
Asset-backed securities	50,897	1,069	(72)	49,900	—
Commercial mortgage-backed securities	208,742	18,126	(50)	190,666	—

Subtotal	$703,963	$37,488	$(1,015)	$667,490	$(278)
Corporate bonds	471,886	26,941	(101)	445,046	—

Total fixed maturities	$2,085,058	$110,761	$(1,237)	$1,975,534	$(278)
Equity securities - common stocks	105,930	31,377	(278)	74,831	—
Short-term investments	187,445	—	—	187,445	—
Cash	36,252	—	—	36,252	—

Total	$2,414,685	$142,138	$(1,515)	$2,274,062	$(278)

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost	OTTI Recognized in OCI
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds	$336,070	$8,979	$(383)	$327,474	$—
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057	—
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542	—
Residential mortgage obligations	23,148	8	(2,848)	25,988	(1,682)
Asset-backed securities	48,934	695	(75)	48,314	—
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119	—

Subtotal	$683,976	$28,532	$(3,519)	$658,963	$(1,682)
Corporate bonds	457,187	15,743	(6,772)	448,216	—

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710	$(1,682)
Equity securities - common stocks	95,849	23,240	(958)	73,567	—
Short-term investments	122,220	—	—	122,220	—
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857	$(1,682)

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

Invested assets increased in 2012 since the prior comparable period for 2011 primarily due to unrealized gains and cash flow from operations. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.4% for both the three and nine months ended September 30, 2012, respectively, compared to 3.1% and 3.2% for the three and nine months ended September 30, 2011. The 2.4% annualized pre-tax yield for the nine months ended September 30, 2012 includes investment expenses of $4.5 million for interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. Excluding the impact of the aforementioned interest expense, the annualized pre-tax yield for the nine month ended September 30, 2012 would have been 2.7%, reflective of the general decline in market yields.

The tax equivalent yields for the three and nine months ended September 30, 2012 on a consolidated basis were 2.6% and 2.6%, respectively, compared to 3.3% and 3.4% for the same periods during 2011. The portfolio duration was 3.8 years for the nine months ended September 30, 2012 and 3.6 years for the same period during 2011, respectively. Since the beginning of 2012, the tax-exempt portion of our investment portfolio has increased by $28.6 million to approximately 19.2% of the fixed maturities investment portfolio as of September 30, 2012 compared to approximately 19.7% at December 31, 2011.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of September 30, 2012 are shown in the following table:

	September 30, 2012
In thousands	Fair Value	Amortized Cost
Due in one year or less	$80,858	$80,272
Due after one year through five years	641,625	618,478
Due after five years through ten years	429,575	397,999
Due after ten years	229,037	211,295
Mortgage- and asset-backed securities	703,963	667,490

Total	$2,085,058	$1,975,534

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.9 years.

The following table sets forth the amount and percentage of our fixed maturities as of September 30, 2012 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$348,008	17%
Very strong	AA	1,177,602	56%
Strong	A	380,992	18%
Adequate	BBB	146,910	7%
Speculative	BB & Below	14,508	1%
Not rated	NR	17,038	1%

Total		$2,085,058	100%

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds as of September 30, 2012 and December 31, 2011:

	September 30, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$225,584	$7,118	$—	$218,466
Agency bonds	163,816	3,749	(29)	160,096
Foreign government bonds	75,815	1,014	(26)	74,827

Total	$465,215	$11,881	$(55)	$453,389

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury bonds	$137,228	$5,422	$—	$131,806
Agency bonds	136,506	2,870	(133)	133,769
Foreign government bonds	62,336	687	(250)	61,899

Total	$336,070	$8,979	$(383)	$327,474

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2012. The securities that are not rated in the table below are primarily state bonds.

In thousands
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$417,232	$383,934	$33,298
BBB	Baa	22,922	21,985	937
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,840	3,690	150

Total		$443,994	$409,609	$34,385

The following table sets forth the municipal bond holdings by sectors as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	$90,321	20%	$43,195	10%
Prerefunded	19,440	4%	18,636	5%
Revenue	290,060	66%	309,659	75%
Taxable	44,173	10%	39,346	10%

Total	$443,994	100%	$410,836	100%

We own $120 million of municipal securities which are credit enhanced by various financial guarantors. As of September 30, 2012, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of September 30, 2012:

	September 30, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$126,642	$6,416	$(45)	$120,271
FNMA	210,396	8,705	(11)	201,702
FHLMC	68,191	2,461	—	65,730

Total agency mortgage-backed securities	$405,229	$17,582	$(56)	$387,703

Residential mortgage-backed securities:
Prime	$12,709	$126	$(658)	$13,241
Alt-A	2,102	24	(179)	2,257
Subprime	721	21	—	700
Non-U.S. RMBS	23,563	540	—	23,023

Total residential mortgage-backed securities	$39,095	$711	$(837)	$39,221

The following table sets forth the composition of the investments categorized as residential mortgage obligations in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2012:

In thousands		September 30, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$25,616	$25,065	$551
BBB	Baa	1,658	1,779	(121)
BB	Ba	1,595	1,646	(51)
B	B	2,340	2,453	(113)
CCC or lower	Caa or lower	7,886	8,278	(392)
NR	NR	—	—	—

Total		$39,095	$39,221	$(126)

Details of the collateral of our asset-backed securities portfolio as of September 30, 2012 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$—	$9,575	$—	$—	$—	$—	$9,575	$9,370	$205
Credit cards	14,040	—	—	—	—	—	14,040	13,522	518
Time share	—	—	16,856	—	—	—	16,856	16,598	258
Student loans	5,958	3,882	—	—	—	—	9,840	9,847	(7)
Miscellaneous	586	—	—	—	—	—	586	563	23

Total	$20,584	$13,457	$16,856	$—	$—	$—	$50,897	$49,900	$997

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2012:

In thousands		September 30, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$208,742	$190,666	$18,076
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$208,742	$190,666	$18,076

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2012:

In thousands		September 30, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$346,868	$326,582	$20,286
BBB	Baa	122,330	115,914	6,416
BB	Ba	2,688	2,550	138
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$471,886	$445,046	$26,840

The company holds non-sovereign European securities of $77.3 million at fair value and $75.1 million at amortized cost, primarily in the investment portfolio. This represents 3.7% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $37.4 million followed by the Netherlands with a total of $30.7 million. We have no exposure to Greece, Portugal, Italy or Spain.

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2012 and December 31, 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	September 30, 2012			December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Government Treasury bonds, agency bonds, and foreign government bonds
0-6 months	4	$16,736	$34	7	$58,587	$98
7-12 months	4	4,682	3	—	—	—
> 12 months	1	4,644	18	2	6,883	285

Subtotal	9	$26,062	$55	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	1	$401	$2	7	$5,894	$72
7-12 months	2	1,473	40	1	216	1
> 12 months	3	2,297	24	5	2,420	35

Subtotal	6	$4,171	$66	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	5	$18,901	$56	3	$5,087	$3
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	5	$18,901	$56	3	$5,087	$3
Residential mortgage obligations
0-6 months	2	$550	$19	6	$6,672	$184
7-12 months	—	—	—	7	5,250	313
> 12 months	41	10,356	818	47	10,749	2,351

Subtotal	43	$10,906	$837	60	$22,671	$2,848
Asset-backed securities
0-6 months	—	$—	$—	2	$4,933	$12
7-12 months	—	—	—	5	6,645	63
> 12 months	2	2,504	72	1	2	—

Subtotal	2	$2,504	$72	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	5	$2,772	$8	6	$5,465	$29
7-12 months	4	3,777	36	3	6,840	550
> 12 months	4	943	6	3	1,503	14

Subtotal	13	$7,492	$50	12	$13,808	$593
Corporate bonds
0-6 months	3	$6,357	$51	52	$135,516	$4,539
7-12 months	—	—	—	18	27,561	1,457
> 12 months	8	14,776	50	8	14,898	776

Subtotal	11	$21,133	$101	78	$177,975	$6,772

Total fixed maturities	89	$91,169	$1,237	183	$305,121	$10,782

Equity securities - common stocks
0-6 months	1	$2,144	$4	4	$3,320	$587
7-12 months	1	1,789	259	1	1,629	371
> 12 months	1	490	15	—	—	—

Total equity securities	3	$4,423	$278	5	$4,949	$958

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

As of September 30, 2012 and December 31, 2011, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.1 million and $1.4 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturity securities in our portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s ) as of September 30, 2012:

In thousands		Equivalent	Gross Unrealized Loss		Fair Value
NAIC Rating	Equivalent S&P Rating	Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
1	AAA/AA/A	Aaa/Aa/A	$588	47%	$78,047	85%
2	BBB	Baa	87	7%	6,124	7%
3	BB	Ba	20	2%	728	1%
4	B	B	190	15%	1,686	2%
5	CCC or lower	Caa or lower	144	12%	1,833	2%
6	NR	NR	208	17%	2,751	3%

Total			$1,237	100%	$91,169	100%

As of September 30, 2012, the gross unrealized losses in the table above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.6 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of September 30, 2012 is presented in the following table:

	September 30, 2012
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$25	2%	$11,387	12%
Due after one year through five years	112	9%	19,473	21%
Due after five years through ten years	27	2%	5,532	6%
Due after ten years	58	5%	14,974	16%
Mortgage- and asset-backed securities	1,015	82%	39,803	45%

Total	$1,237	100%	$91,169	100%

The following table summarizes the gross unrealized investment losses by the length of time that the fair value continues to be less than 80% of amortized cost as of September 30, 2012:

	September 30, 2012
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	—	—
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	164	—	164

Total	$164	$—	$164

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	10	1,241	1	54	15	1,791
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	3	639	1	547

Total	—	$—	10	$1,241	4	$693	16	$2,338
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		618		43		941
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$618		$43		$941
Impairment losses recognized in earnings
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		623		11		850
Asset-backed securities		—		—		—		—
Equities		—		—		639		547

Total		$—		$623		$650		$1,397

During the three months ended September 30, 2012, we did not recognize any OTTI losses. During the nine months ended September 30, 2012, we recognized OTTI losses of $0.7 million related to one non-agency mortgage-backed security and three equity securities. During the comparable periods in 2011, we recognized OTTI losses of $0.6 million and $1.4 million related to residential mortgage backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of September 30, 2012 an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	September 30, 2012
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$87.5	$(4.4)	$(8.7)	$(13.1)
Premiums receivable	$36.8	$(1.8)	$(3.7)	$(5.5)
Reinsurance recoverables on paid, unpaid losses and LAE	$67.1	$(3.4)	$(6.7)	$(10.1)
Reserves for losses and loss adjustment expenses	$169.3	$8.5	$16.9	$25.4

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our third fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Navigators Group, Inc.
(Registrant)

Date: November 2, 2012	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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