Form 10-K
period 2012-12-31
NAVIGATORS GROUP INC
filed 2013-03-01
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2012 was $519,726,107.

The number of common shares outstanding as of February 27, 2013 was 14,072,677.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2013 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

We are an international insurance company focusing on specialty products within the overall property and casualty insurance market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed other specialty insurance lines such as commercial primary and excess liability as well as specialty niches in professional liability, and have expanded our specialty reinsurance business since launching Navigators Re (“NavRe”) in the fourth quarter of 2010.

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2012, 2011 and 2010 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s. For financial information by segment, refer to Note 3, Segment Information, in the Notes to Consolidated Financial Statements, included herein.

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

Business Lines

Marine

We have been providing high-quality insurance protection for global marine clients since 1974. We offer insurance for companies engaged in the diverse aspects of shipping, trade and transportation. A summary of our business line divisions and primary products within those divisions, by underwriting segment:

Insurance Companies

Marine

•	Marine liability

•	Craft/fishing vessels

•	Protection & indemnity

•	Cargo

•	Bluewater hull

•	War

•	Marine energy liability

•	Transport

•	Customs bonds

Inland Marine

•	Commercial output policy

•	Construction

•	Transportation

•	Specialty

Lloyd’s Operations

Marine

•	Cargo

•	Marine liability

•	Transport

•	Specie

•	Marine energy liability

•	Marine excess-of-loss reinsurance

•	Bluewater hull

•	War

Our Insurance Companies’ Marine business consists of a number of different product lines. The largest is marine liability, which protects businesses from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage as well as customs bonds. Our U.K. Branch underwrites primary marine protection and indemnity business, which complements our marine liability business, which is generally written above the primary layer on an excess basis. We also underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. Another significant product line is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels.

Our Insurance Companies’ Marine business is written from offices located in major insurance or port locations in New York, Seattle, San Francisco, Houston, Chicago, Miami and London.

Our Inland Marine division focuses on traditional inland marine insurance products including builders’ risk, contractors’ tools and equipment, commercial output policy, fine arts, computer equipment and warehouse legal liability.

Our Lloyd’s Operations Marine business primarily consists of cargo, marine liability, transport and specie. Other key product lines include marine energy liability, assumed reinsurance of other marine insurers on an excess-of-loss basis, and bluewater hull.

Property Casualty

Our property casualty business focuses on specialty products within the overall property and casualty insurance and reinsurance market. A summary of our business line divisions and primary products within those divisions, by underwriting segment, is as follows.

Insurance Companies

Assumed Reinsurance

•	Accident & health

•	Agriculture

•	Latin American & Caribbean property, casualty and surety

•	Professional liability

Excess Casualty

•	Umbrella & excess liability (wholesale brokerage and retail agency)

Primary Casualty

•	General liability

•	Product liability

Energy & Engineering

•	Offshore energy

•	Operational engineering

•	Construction

Other Property & Casualty

•	Environmental liability

•	Life Sciences

•	Commercial Surety

•	Commercial Auto

•	Global exporters package liability

Lloyd’s Operations

Energy & Engineering

•	Offshore energy

•	Onshore energy

•	Engineering and construction

•	U.S. direct and facultative property (commencing January 1, 2013)

Casualty

•	U.S. Casualty written through Lloyd’s

Our specialty assumed reinsurance business is written by NavRe, an underwriting unit managed by NMC. The specialty products on which the unit is currently focused are proportional and excess-of-loss treaty reinsurance covering medical health care exposures, agriculture exposures in the U.S. and Canada, and property and surety treaty exposures in Central and South America and the Caribbean. In the first quarter of 2012, we also began to offer reinsurance of U.S. professional liability exposures.

The Excess Casualty division provides commercial umbrella and excess casualty insurance coverage. Areas of specialty include manufacturing and wholesale distribution, commercial construction, residential construction, construction project and wrap-up covers, business services, hospitality and real estate and niche programs.

The Primary Casualty division writes general liability insurance tailored to fit the needs of the construction market with underwriting expertise in contractors, products and real estate. Our general liability for contractors is offered to commercial, residential and industrial general and sub contractors on an annual renewable basis as well as project specific basis. In addition, we write a number of limited construction wrap-up policies that are general liability policies for owners and developers of residential construction projects. Our general liability for product manufacturers and distributors focuses on non-frequency, commercial and industrial products, as well as consumer based products that are considered based on exposure and loss history. The real estate liability is offered to a wide variety of real estate lessors and habitational accounts including but not limited to shopping centers, strip malls, office buildings, industrial or warehouse locations, and apartments. We have developed underwriting and claims expertise that we believe has allowed us to minimize our exposure to many of the large losses sustained in the past several years by other insurers, including losses stemming from coverage provided to larger contractors who work on condominiums, cooperative developments and other large housing developments.

Our energy & engineering business is written by Navigators Technical Risk (“NavTech”) an underwriting unit of our wholly owned underwriting agencies. Our onshore and offshore energy insurance principally focuses on the oil and gas, chemical and petrochemical industries, with coverage primarily for property damage and business interruption. Our engineering and construction business consists of coverage for construction projects including damage to machinery and equipment and loss of use due to delays.

In addition to the above, our property casualty business provides environmental coverage, including liability insurance for contractors and environmental consultants and site pollution coverage, as well as products liability insurance to life sciences firms, commercial automobile coverage and global exporters package liability products. In the third quarter of 2012, we launched our commercial surety business that focuses on offering transactional, account, and program business throughout the country.

Professional Liability

A summary of our business line divisions and products within those divisions, by underwriting segment, is as follows:

Insurance Companies

Management Liability

•	Directors & officers liability

•	Fiduciary liability

•	Crime liability

•	Employment practices liability

•	Non profit directors & officers liability

Errors & Omissions

•	Errors and omissions miscellaneous professional liability

•	Real estate agent liability

•	Lawyers professional liability

•	Design professionals liability

•	Accountants professional liability

•	Insurance agents errors & omissions

•	Technology, media & cyber liability

Lloyd’s Operations

Management Liability

•	Directors & officers liability

Errors and Omissions

•	Lawyers professional liability

•	Miscellaneous professional liability

Our professional liability insurance is written by Navigators Pro (“NavPro”), an underwriting unit of our wholly-owned underwriting agencies. Our management liability insurance primarily is written on a primary and excess basis and consists of directors and officers’ liability insurance, which we offer for both privately held and publicly traded corporations listed on national exchanges. Our public D&O business is primarily written on an excess basis. In addition, we provide fiduciary liability, crime insurance liability, and employment practices liability to our directors and officers liability insurance clients. Our errors and omissions business is also written on a primary and excess basis. Miscellaneous professional liability is offered to all non-medical service providers, including, but not limited to consulting firms, third party administrators, staffing firms, and trustees. Our real estate agent liability provides coverage to real estate agents, brokers and appraisers. Our current target market for lawyers’ professional liability is smaller law firms.

Loss Reserves

We maintain reserves for unpaid losses and unpaid loss adjustment expenses (“LAE”) for all lines of business. Loss reserves consists of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported losses (“IBNR”). Case reserves are established when notice of a claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information and in part on the basis of industry experience. To the extent that reserves are deficient or redundant, the amount of such deficiency or redundancy is treated as a charge or credit to earnings in the period in which the deficiency or redundancy is identified. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE is dependent upon the receipt of information from insureds, brokers and agents.

There is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to us. Our loss reserves include amounts related to short tail and long tail classes of business. Short tail business refers to claims that are generally reported quickly upon occurrence of an event and involve little or no litigation, making estimation of loss reserves less complex. Our long tail business includes our marine liability, casualty and professional liability insurance products. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary from the original estimate. Refer to the Casualty and Professional Liability section below for additional information.

Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. We also consult with experienced claims professionals. Based on this review, we make a best estimate of our ultimate liability. We do not establish a range of reasonable loss estimates around the best estimate we use to establish our reserves and loss adjustment expenses. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s earnings. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual deficiency or redundancy of reserves is affected by many factors, some of which are interdependent.

Another factor related to reserve development is that the estimate of ultimate losses is based on the ratio of ultimate losses to ultimate premiums. For all our segments a certain, relatively stable, percentage of premium is reported after the close of the fiscal year. These amounts relate to lags in reporting of premium, premium audits, endorsements and cancellations. Losses are projected to an ultimate level. The ratio of ultimate loss to ultimate premium is then applied to the booked earned premium to match revenue with expense for GAAP purposes.

As part of our risk management process, we purchase reinsurance to limit our liability on individual risks and to protect against catastrophic loss. We purchase both quota share reinsurance and excess-of-loss reinsurance in order to limit our net retention per risk and event. Net retention represents the risk that we keep for our own account. Once our initial reserve is established and our net retention is exceeded, any adverse development will directly affect the gross loss reserve, but would generally have no impact on our net retained loss unless the aggregate limits available under the impacted excess-of-loss reinsurance treaty are exhausted. Reinstatement premiums triggered under our excess-of-loss reinsurance by such additional loss development could have a potential impact on our net premiums during the period in which such additional loss development is recognized. Generally, our limits of exposure are known with greater certainty when estimating our net loss versus our gross loss. This situation tends to create greater volatility in the deficiencies and redundancies of the gross reserves as compared to the net reserves.

The following table summarizes our reserves for losses and LAE activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
In thousands	2012	2011	2010
Net reserves for losses and LAE at beginning of year	$1,237,234	$1,142,542	$1,112,934
Provision for losses and LAE for claims occurring in the current year	542,724	474,852	434,957
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(45,291)	2,145	(13,802)

Incurred losses and LAE	497,433	476,997	421,155
Losses and LAE paid for claims occurring during:
Current year	(110,373)	(73,242)	(76,982)
Prior years	(407,385)	(309,063)	(314,565)

Losses and LAE payments	(517,758)	(382,305)	(391,547)

Net reserves for losses and LAE at end of year	1,216,909	1,237,234	1,142,542
Reinsurance recoverables on unpaid losses and LAE	880,139	845,445	843,296

Gross reserves for losses and LAE at end of year	$2,097,048	$2,082,679	$1,985,838

The following table presents the development of the loss and LAE reserves for 2002 through 2012. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

The table calculates losses and LAE reported and recorded in subsequent years for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2002 and was not reported until 2003, the amount of such loss will appear as a deficiency in both 2002 and 2003. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

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

Our gross loss reserves include estimated losses related to the 2005 Hurricanes Katrina and Rita, the 2008 Hurricanes Ike and Gustav and the 2012 Superstorm Sandy and totaling approximately 4.6% and 2.4% of gross loss reserves as of December 31, 2012 and 2011, respectively. In addition, 3.3% and 3.7% of our gross loss reserves as of December 31, 2012 and 2011, respectively, include estimated losses related to the Deepwater Horizon loss event. When recording these losses, we assess our reinsurance coverage, potential reinsurance recoverable and the recoverability of those balances.

Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom we are currently doing reinsurance business and whose credit we continue to assess in the normal course of business. Refer to “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Expenses—Net Losses and Loss Adjustment Expenses” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Hurricanes Katrina, Rita, Ike, Gustav, Superstorm Sandy and our asbestos exposure.

	Year Ended December 31,
In thousands	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Net reserves for losses and LAE	$264,647	$374,171	$463,788	$578,976	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909
Reserves for losses and
LAE re-estimated as of:
One year later	323,282	370,335	460,007	561,762	649,107	796,557	990,930	1,099,132	1,144,687	1,191,943
Two years later	328,683	360,964	457,769	523,541	589,044	776,845	971,048	1,065,382	1,068,344
Three years later	321,213	377,229	432,988	481,532	555,448	767,600	943,231	1,037,233
Four years later	334,991	362,227	401,380	461,563	559,368	749,905	925,756
Five years later	325,249	343,182	391,766	469,195	539,327	745,489
Six years later	314,332	333,857	401,071	451,807	538,086
Seven years later	305,051	336,790	387,613	449,395
Eight years later	308,593	323,608	389,520
Nine years later	301,868	325,254
Ten years later	302,510

Net cumulative redundancy (deficiency)	(37,863)	48,917	74,268	129,581	158,030	101,814	74,115	75,701	74,198	45,291
Net cumulative paid as of:
One year later	84,385	80,034	96,981	133,337	142,938	180,459	263,523	314,565	309,063	407,385
Two years later	133,911	140,644	180,121	219,125	233,211	322,892	460,058	517,125	552,881
Three years later	170,236	195,961	238,673	264,663	300,328	441,267	591,226	682,051
Four years later	208,266	223,847	262,425	302,273	359,592	526,226	688,452
Five years later	226,798	239,355	283,538	337,559	401,102	583,434
Six years later	234,284	251,006	305,214	356,710	427,282
Seven years later	241,083	263,072	318,539	372,278
Eight years later	248,850	266,355	328,842
Nine years later	253,852	274,235
Ten years later	258,766

Gross liability-end of year	489,642	724,612	966,117	1,557,991	1,607,555	1,648,764	1,853,664	1,920,286	1,985,838	2,082,679	2,097,048
Reinsurance recoverable	224,995	350,441	502,329	979,015	911,439	801,461	853,793	807,352	843,296	845,445	880,139

Net liability-end of year	264,647	374,171	463,788	578,976	696,116	847,303	999,871	1,112,934	1,142,542	1,237,234	1,216,909

Gross re-estimated latest	629,568	682,794	860,702	1,342,622	1,350,585	1,507,874	1,725,512	1,798,761	1,848,331	2,002,454
Re-estimated recoverable latest	327,058	357,540	471,182	893,227	812,499	762,385	799,756	761,528	779,987	810,511

Net re-estimated latest	302,510	325,254	389,520	449,395	538,086	745,489	925,756	1,037,233	1,068,344	1,191,943
Gross cumulative redundancy (deficiency)	(139,926)	41,818	105,415	215,369	256,970	140,890	128,152	121,525	137,507	80,225

The following tables identify the approximate gross and net cumulative redundancy (deficiency) as of each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:

	Gross Cumulative Redundancy (Deficiency)
	Consolidated		Insurance Companies			Lloyd’s Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2011	80,225	79,890	4,028	335	3,693	76,197
2010	137,507	137,300	5,448	207	5,241	132,059
2009	121,525	122,291	9,638	(766)	10,404	111,887
2008	128,152	129,847	4,989	(1,695)	6,684	123,163
2007	140,890	143,381	37,137	(2,491)	39,628	103,753
2006	256,970	258,681	105,452	(1,711)	107,163	151,518
2005	215,369	217,326	93,169	(1,957)	95,126	122,200
2004	105,415	89,963	74,630	15,452	59,178	30,785
2003	41,818	27,549	17,839	14,269	3,570	23,979
2002	(139,926)	(76,358)	(144,951)	(63,568)	(81,383)	5,025

(1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

	Net Cumulative Redundancy (Deficiency)
	Consolidated		Insurance Companies			Lloyd’s Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2011	45,291	45,219	(1,896)	72	(1,968)	47,187
2010	74,198	72,776	(10,065)	1,422	(11,487)	84,263
2009	75,701	74,557	3,347	1,144	2,203	72,354
2008	74,115	72,946	11,750	1,169	10,581	62,365
2007	101,814	100,908	48,211	906	47,305	53,603
2006	158,030	158,903	92,456	(873)	93,329	65,574
2005	129,581	130,683	84,268	(1,102)	85,370	45,313
2004	74,268	75,899	47,091	(1,631)	48,722	27,177
2003	48,917	50,953	16,857	(2,036)	18,893	32,060
2002	(37,863)	(4,147)	(53,056)	(33,716)	(19,340)	15,193

(1) —	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

Property Casualty

The majority of our Property Casualty business involves general liability, umbrella and excess liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to construction defect claims. The balance consists of short tail exposures from our assumed reinsurance business, which includes our agriculture, A&H, Latin American & Caribbean property casualty and surety, and professional liability lines, as well as property exposures on energy related risks from our energy and engineering business.

Professional Liability

The Professional Liability business generates third party claims, which are also longer tail in nature. The professional liability policies mainly provide coverage on a claims-made basis, whereby coverage is generally provided for those claims that are made during the policy period. The substantial majority of our claims-made policies provide coverage for one year periods. We have also issued a limited number of multi-year claims-made professional liability policies known as “project policies” or “tail coverage” that provide for insurance protection for wrongful acts prior to the run-off date. Such multi-year policies provide insurance protection for several years.

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

Catastrophe Risk Management

We have exposure to losses caused by hurricanes, earthquakes, and other natural and man-made catastrophic events. The frequency and severity of catastrophic events is unpredictable.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of December 31, 2012, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $163.0 million and $30.0 million, respectively, including the cost of reinsurance reinstatement premiums.

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

Superstorm Sandy and Hurricanes Gustav, Ike, Katrina and Rita

Superstorm Sandy, which occurred in the fourth quarter 2012, Hurricanes Gustav and Ike, which occurred in the 2008 third quarter and Hurricanes Katrina and Rita, which occurred in the 2005 third quarter, generated substantial losses in our marine, inland marine and energy lines of business. The total estimated net loss for Superstorm Sandy in the fourth quarter of 2012 was $20.4 million, inclusive of $8.3 million in reinsurance reinstatement premiums. Gross of reinsurance our loss related to Superstorm Sandy was $66.7 million. There were no significant hurricane losses in 2011, 2010, 2009, 2007 or 2006 that impacted our marine, inland marine and energy lines of business.

We monitor the development of paid and reported claims activities in relation to the estimate of ultimate losses established for Superstorm Sandy and Hurricanes Gustav, Ike, Katrina, and Rita. Management believes that should any adverse loss development for gross claims occur from the aforementioned Superstorm and Hurricanes, it would be contained within our reinsurance program. Our actual losses from such loss events may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purposes of our estimates, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. In particular, in developing our loss estimate, we have assumed that the wreckage of certain oil rigs damaged by Hurricane Rita will not be required to be removed as a result of the federal “Rigs To Reef” program. If our actual losses from the aforementioned losses are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

Refer to “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations and Overview—Operating Expenses—Net Losses and Loss Adjustment Expenses Incurred” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding the 2012 Superstorm and the aforementioned hurricanes.

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

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. Our credit risk exposure to our reinsurers has significantly increased over the past couple of years as a result of reinsurance recoverables for significant marine, inland marine and offshore energy losses incurred during 2012, 2011 and 2010.

We have established a reserve for uncollectible reinsurance in the amount of $11.5 million, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings. Actual uncollectible reinsurance could potentially exceed our estimates.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance is placed, our standards of acceptability generally require that a reinsurer must have a rating from A.M. Best Company (“AMB”) and/or Standard & Poor’s (“S&P”) of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus. Our Reinsurance Security Committee, which is included within our Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.

The credit quality distribution of the Company’s reinsurance recoverables of $1.15 billion as of December 31, 2012 for ceded paid and unpaid losses and LAE and ceded unearned premiums based on insurer financial strength ratings from AMB or S&P were as follows:

In thousands	Rating	Carrying Value (2)	Percent of Total (3)
A.M. Best Rating description (1):
Superior	A++, A+	$567,903	49%
Excellent	A, A-	568,630	50%
Very good	B++, B+	67	0%
Not rated	NR	13,836	1%

Total		$1,150,436	100%

(1) —	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.
(2) —	Net of reserve for uncollectible reinsurance of approximately $11.5 million. The carrying value consists of reinsurance recoverables on paid losses due within 30-45 days and reinsurance on unpaid losses which by nature of our reserving process is our best estimate of the value as of December 31, 2012.
(3) —	The Company holds offsetting collateral of approximately 19.7%, including 17.6% for B++ and B+ companies and 54.4% from non rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The Company’s ceded earned premiums were $396.6 million, $346.2 million and $338.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in ceded earned premiums from 2011 to 2012 is primarily due to a lower retention on our NavTech business as a result of a new quota share program for the offshore energy book and reinsurance reinstatement premiums recognized in our Marine business as a result of significant large loss activity during the year. The increase in ceded earned premiums from 2010 to 2011 is primarily due to growth and mix of business trends, partially offset by a reduction in reinsurance reinstatement premiums in 2011 as compared to 2010 related to specific losses for each year.

The Company’s ceded incurred losses were $262.6 million, $213.4 million and $281.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in ceded incurred losses from 2011 to 2012 is primarily related to Superstorm Sandy as well as several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia, off the coast of Italy. The decrease in ceded loss from 2010 to 2011 is driven by large ceded incurred losses from 2010, such as Deepwater Horizon and West Atlas.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 72.7% of the total recoverable), together with the reinsurance recoverable and collateral as of December 31, 2012, and the reinsurers’ ratings from AMB or S&P:

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held (2)	AMB	S&P
National Indemnity Company	$41,004	$58,215	$99,219	$27,976	A++	AA+
Swiss Reinsurance America Corporation	4,708	89,842	94,550	9,916	A+	AA-
Munich Reinsurance America Inc.	10,005	81,982	91,987	5,356	A+	AA-
Transatlantic Reinsurance Company	17,763	73,221	90,984	8,219	A	A+
Everest Reinsurance Company	19,098	70,097	89,195	8,003	A+	A+
Lloyd’s Syndicate #2003	7,946	38,757	46,703	10,909	A	A+
Partner Reinsurance Europe	9,811	34,859	44,670	17,168	A+	A+
Allied World Reinsurance	10,017	24,749	34,766	3,577	A	A
Scor Global P&C SE	12,521	21,505	34,026	7,139	A	A+
General Reinsurance Corporation	468	27,134	27,602	789	A++	AA+
Tower Insurance Company	11,363	15,271	26,634	7,195	A-	NR
Validus Reinsurance Ltd.	2,719	22,357	25,076	13,830	A	A
Berkley Insurance Company	1,675	19,402	21,077	88	A+	A+
Scor Holding (Switzerland) AG	877	16,139	17,016	9,080	A	A+
Ace Property and Casualty Insurance Company	867	15,979	16,846	—	A+	AA-
AXIS Re Europe	3,084	12,566	15,650	2,530	A	A+
Sirius America Insurance Company	59	15,457	15,516	21	A	A-
Platinum Underwriters Re	405	14,653	15,058	1,594	A	A-
Lloyd’s Syndicate #4000	2,407	12,323	14,730	1,772	A	A+
Star Insurance Company	7,812	6,830	14,642	2,837	A-	BBB

Top 20 Total	$164,609	$671,338	$835,947	$137,999
All Others	56,406	258,083	314,489	89,166

Total	$221,015	$929,421	$1,150,436	$227,165

(1) —	Net of reserve for uncollectible reinsurance of approximately $11.5 million.
(2) —	Collateral of $227.2 million consists of $165.8 million in ceded balances payable, $57.2 million in letters of credit, and $4.2 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Approximately 25% of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Regulation Nos. 20 and 133. Regulation 20 requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit are contained in Regulation 133 and include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer. In November 2010, Regulation No. 20 was amended to provide the New York Superintendent of Financial Services (the “New York Superintendent”) discretion to allow a reduction in collateral that qualifying reinsurers must post in order for New York domestic ceding insurers such as Navigators Insurance Company and Navigators Specialty Insurance Company to receive full financial statement credit. The “collateral required” percentages range from 0% – 100%, are based upon the New York Superintendent’s evaluation of a number of factors, including the reinsurer’s financial strength ratings, and apply to contracts entered into, renewed or having an anniversary date on or after January 1, 2011. In November 2011, the NAIC adopted similar amendments to its Credit for Reinsurance Model Act that would apply to certain non-U.S. reinsurers. States will have the option to retain a 100% funding requirement if they so choose and it remains to be seen whether and when states will amend their credit for reinsurance laws and regulations in accordance with such model act.

Approximately $54.6 million of the reinsurance recoverables for paid and unpaid losses as of December 31, 2012 was due from reinsurers as a result of Superstorm Sandy while approximately $33.6 million of the reinsurance recoverables for paid and unpaid losses as of December 31, 2012 was due from reinsurers as a result of the losses from the 2008 and 2005 Hurricanes. In addition, as of December 31, 2012, reinsurance recoverables for paid and unpaid losses of approximately $64.0 million was due from reinsurers in connection with the Deepwater Horizon incident.

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

Our investment guidelines require that the amount of our consolidated fixed-income portfolio rated below “A-” but no lower than “BBB-” by S&P or below “A3” but no lower than “Baa3” by Moody’s Investors Service (“Moody’s”) shall not exceed 10% of our total investment portfolio. Fixed-income securities rated below “BBB-” by S&P or “Baa3” by Moody’s combined with any other investments not specifically permitted under our investment guidelines, cannot exceed 2% of our total investment portfolio. Investments in equity securities that are actively traded on major U.S. stock exchanges cannot exceed 20% of consolidated stockholders’ equity. Finally, our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on our equity portfolio.

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

The table set forth below reflects our total investment balances, net investment income earned thereon and the related average yield for the last three calendar years:

	Year Ended December 31,
In thousands	2012	2011	2010
Invested Assets and Cash:
Insurance Companies	$1,899,309	$1,767,190	$1,675,725
Lloyd’s Operations	507,919	457,994	425,386
Parent Company	15,026	8,314	53,217

Consolidated	$2,422,254	$2,233,498	$2,154,328

Net Investment Income:
Insurance Companies	$46,549	$54,164	$62,792
Lloyd’s Operations	7,551	8,955	8,286
Parent Company	148	381	584

Consolidated	$54,248	$63,500	$71,662

Average Yield (amortized cost basis):
Insurance Companies	2.6%	3.2%	3.8%
Lloyd’s Operations	1.3%	2.2%	2.2%
Parent Company	1.7%	1.4%	1.2%
Consolidated	2.4%	3.0%	3.5%

As of December 31, 2012, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated investment grade by S&P and by Moody’s except for 45 securities with a fair value approximating $12.1 million. There was no collateralized debt obligations (“CDO’s”), collateralized loan obligations (“CLO’s”), asset-backed commercial paper or credit default swaps in our investment portfolio. As of December 31, 2012, 2011 and 2010, all fixed-maturity and equity securities held by us were classified as available-for-sale.

Refer to “Management’s Discussion of Financial Condition and Results of Operations—Investments” and Note 4, Investments, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding investments.

Regulation

United States

We are subject to regulation under the insurance statutes, including holding company statutes of various states and applicable regulatory authorities in the United States. These regulations vary but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of certain transactions within the holding company structure. The regulatory agencies have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

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

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2012, the results for Navigators Insurance Company were within the usual values for all IRIS ratios except for one, and the results for Navigators Specialty Insurance Company were within the usual values for all IRIS ratios. The one ratio outside the usual values for the Navigators Insurance Company was related to the investment yield. The investment yield for the Navigators Insurance Company for the year ended December 31, 2012 was 2.4%, which was below the expected range of 3.0% – 6.5% due to a general decline in investment yields and increased investment expenses, which include $4.5 million of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. The investment yield for Navigators Insurance Company also includes a $1.7 million allocation of the $2.8 million investment performance fee charged to the Company. Excluding the impact of the aforementioned interest expense and investment performance fee, the investment yield for the Navigators Insurance Company would have been 2.7%.

State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2012 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC’s risk-based capital reporting requirements.

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

The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “Model Act”), requiring insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer’s or insurance group’s business plans. The Model Act will become effective January 1, 2015. Under the Model Act, insurers will be required to submit an Own Risk and Solvency Assessment (“ORSA”) Summary Report to their lead regulator at least annually.

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

The United Kingdom coalition government has commenced a restructuring of the regulatory regime for financial services in the United Kingdom by enacting the Financial Services and Markets Act 2012 (amending the Financial Services and Markets Act 2000). Seen as a response to the financial crisis, the amendments involve the abolition of the FSA and the establishment in its place of a new system based on the following components: a new macro prudential regulator, the Financial Policy Committee, to be established within the Bank of England, responsible for setting macro financial services policy and monitoring systemic risks; a new prudential regulator, the Prudential Regulation Authority (“PRA”), to be established as a subsidiary of the Bank of England with the intention that it can draw on the financial sector expertise of the Bank but remain operationally independent; a new conduct of business regulator, called the Financial Conduct Authority (“FCA”) to focus on ensuring confidence on the wholesale and retail financial markets with particular focus on protection of consumers; and the creation of a new single agency responsible for tackling serious economic crime. Insurers and reinsurers will be regulated both by the PRA (for prudential issues) and the FCA (for conduct of business issues). Consistent with this, The Society of Lloyd’s and Lloyd’s managing agents will be regulated both by the PRA and the FCA. The new system of regulation will begin operating on April 1, 2013. In the meantime, the FSA has moved towards a new regulatory structure by replacing its Risk and Supervision Business Unit with a Consumer and Markets Business Unit.

We participate in the Lloyd’s market through our ownership of NUAL and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2011, 2010 and 2009 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. By entering into a membership agreement with Lloyd’s, Navigators Corporate Underwriters Ltd. undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as Navigators Corporate Underwriters Ltd. and their respective directors, is subject to the Lloyd’s supervisory regime.

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

Corporate members continue to have insurance obligations even after all their underwriting years have been closed by reinsurance to close. In order to continue to perform these obligations, corporate members are required to stay in existence; accordingly, there continues to be an administrative and financial burden for corporate members between the time their memberships have ceased and the time their insurance obligations are extinguished, including the completion of financial accounts in accordance with the Companies Act 2006.

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

A European Union (“E.U.”) directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. Although Solvency II was originally stated to have become effective by October 31, 2012, the European Union approved a directive extending the implementation date until January 1, 2014, although this implementation date is also in doubt. In December 2012, the European Insurance and Occupational Pensions Authority (“EIOPA,” which is a European Union supervisory authority for insurance and occupational pensions), proposed an outline to have certain elements of Solvency II in place by the beginning of 2014, including systems of governance, pre-application of internal models and reporting to supervisors. The Company’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. During the next few years, we expect to undertake a significant amount of work to ensure that we meet the new requirements, which may divert finite resources from other business related tasks. Although the details of how Solvency II (or individual elements thereof) will apply to Navigators Insurance Company, NUAL and Syndicate 1221 are not yet fully known, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is also a risk that Solvency II may increase our capital requirements for our U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. A significant unanswered question about how Solvency II will be implemented is whether the new regulations will apply only to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Such requirements could have a significant adverse effect on our ability to operate profitably and could impose other significant restrictions on our ability to carry on our insurance business in the E.U. (including the United Kingdom) as it is now conducted.

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

Employees

As of December 31, 2012, we had 567 full-time employees of which 450 were located in the United States, 110 in the United Kingdom, 3 in Sweden, 2 in Belgium and 2 in Denmark.

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

The continuing volatility in the financial markets and the risk of another recession could have a material adverse effect on our results of operations and financial condition.

The financial market experienced significant volatility worldwide from the third quarter of 2008 through 2012. Although the U.S., European and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue.

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

In addition, the continuing financial market volatility and economic downturn could continue to have a material adverse effect on our insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions U.S., European and other foreign governments have taken or may take in response to the financial market crisis have impacted certain property and casualty insurance carriers. The U.S., European and other foreign governments continue to actively take steps to implement measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the property and casualty insurance industry and its competitive landscape.

Our business is concentrated in marine and energy, specialty liability and professional liability insurance, and if market conditions change adversely, or we experience large losses in these lines, it could have a material adverse effect on our business.

As a result of our strategy to focus on specialty products in niches where we have underwriting and claims handling expertise and to decrease our business in areas where pricing does not afford what we consider to be acceptable returns, our business is concentrated in the marine and energy, specialty liability and professional liability lines of business. If our results of operations from any of these lines are less favorable for any reason, including lower demand for our products on terms and conditions that we find appropriate, flat or decreased rates for our products or increased competition, the impact of a reduction could have a material adverse effect on our business.

We are exposed to cyclicality in our business that may cause material fluctuations in our results.

The property and casualty insurance business generally, and the marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have permitted attractive premium levels. We have reduced business during periods of severe competition and price declines and grown when pricing allowed an acceptable return. The cyclical trends in the property and casualty insurance and reinsurance industries and the profitability of these industries can also be significantly affected by volatile and unpredictable developments, including what we believe to be a trend of natural disasters, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds. We cannot predict with accuracy whether market conditions will remain constant, improve or deteriorate. We expect that our business will continue to experience the effects of this cyclicality which, over the course of time, could result in material fluctuations in our premium volume, revenues or expenses.

We may not be successful in developing our new specialty lines which could cause us to experience losses.

Since 2001, we have entered into a number of new specialty lines of business, primarily professional liability, excess casualty, primary casualty, inland marine, property catastrophe, agriculture reinsurance, and accident and health reinsurance. We continue to look for appropriate opportunities to diversify our business portfolio by offering new lines of insurance in which we believe we have sufficient underwriting and claims expertise. However, as we enter into these new specialties, because of our limited history in these new lines, there is limited financial information available to help us estimate sufficient reserve amounts for these lines and to help evaluate whether we will be able to successfully develop these new lines or the likely ultimate losses and expenses associated with these new lines. Due to our limited history in these areas, we may have less experience managing their development and growth than some of our competitors. Additionally, there is a risk that the lines of business into which we expand will not perform at the levels we anticipate.

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

In addition, reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because a reinsurer relies on the original underwriting decisions made by ceding companies. As a result, in relation to our reinsurance business, we are subject to the risk that our ceding companies may not have adequately evaluated the risks reinsured by us and the premiums ceded may not adequately compensate us for the risks we assume. In addition, reinsurance reserves may be less reliable than insurance reserves because there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer to the ultimate resolution or settlement of the loss.

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

Because of the unpredictable nature of losses that may arise under insurance policies, we may require substantial liquidity at any time. Our investment portfolio, which consists largely of fixed-income investments, is our principal source of liquidity. The market value of our fixed-income investments is subject to fluctuation depending on changes in prevailing interest rates and various other factors. We do not hedge our investment portfolio against interest rate risk. Increases in interest rates during periods when we must sell fixed-income securities to satisfy liquidity needs may result in substantial realized investment losses.

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

Our fixed income portfolio is invested in high quality, investment-grade securities. However, we are generally permitted to invest up to 2% of our total investment portfolio in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income, capital and cash flows.

We invest a portion of our portfolio in common stock or preferred stocks. The value of these assets fluctuates with the equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows.

The functional currencies of the Company’s principal insurance and reinsurance subsidiaries are the U.S. dollar, U.K. pound and Canadian dollar. Exchange rate fluctuations relative to the functional currencies may materially impact our financial position. Certain of our subsidiaries maintain both assets and liabilities in currencies different than their functional currency, which exposes us to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

Despite our mitigation efforts, an increase in interest rates or a change in foreign exchange rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses or negatively affect our ability to implement our business strategy successfully.

Ratings are a critical factor in establishing the competitive position of insurance companies. The Insurance Companies are rated by A.M. Best and S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best and S&P. Our rating with S&P is subject to a negative outlook. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected in a material manner. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. In addition, a significant downgrade could subject us to higher borrowing costs and our ability to access the capital markets could be negatively impacted. If we were to be downgraded below an “A-” an event of default would occur under our letter of credit facility. Refer to Note 8, Credit Facility, in the Notes to Consolidated Financial Statements for additional information regarding our credit facility.

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

Any premium levy or cash call would increase the expenses of Navigators Corporate Underwriters Ltd., our corporate members, without providing compensating revenues, and could have a material adverse effect on our results.

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

Extensive changes to the regulatory regime for financial services in the United Kingdom have been enacted. Refer to “Business – Regulation – United Kingdom” included herein for a discussion of such proposals.

The E.U. Directive on Solvency II may affect how we manage our business, subject us to higher capital requirements and cause us to incur additional costs to conduct our business in the E.U. (including the United Kingdom) and possibly elsewhere.

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. Although Solvency II was originally stated to have become effective by October 31, 2012, implementation has been delayed several times. On December 3, 2012, the European Parliament decided to delay a vote on its Omnibus II directive until June 10, 2013. The Omnibus II directive is expected to set forth the implementation schedule for Solvency II. In addition, the Omnibus II directive is expected (among other things) to introduce a series of transitional provisions in specific areas that may extend beyond the initial implementation date of Solvency II. The details of the Solvency II project will be set out in so-called “delegated acts” and binding technical standards which will be issued by the European Commission and will be legally binding. No official drafts for any of these measures have been released. Consequently the Company’s implementation plans are based on its current understanding of the Solvency II requirements, which may change. During the next few years, we expect to undertake a significant amount of work to ensure that we meet the new requirements, which may divert finite resources from other business related tasks. Although the details of how Solvency II will apply to Navigators Insurance Company, NUAL and Syndicate 1221 are not yet fully known, it is clear that Solvency II will impose new requirements with respect to capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is also a risk that Solvency II may increase our capital requirements for our U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. A significant unanswered question about how Solvency II will be implemented is whether the new regulations will apply only to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Such requirements could have a significant adverse effect on our ability to operate profitably and could impose other significant restrictions on our ability to carry on our insurance business in the E.U. (including the United Kingdom) as it is now conducted.

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

We are exposed to claims arising out of catastrophes, particularly in our marine insurance line of business and our NavTech and NavRe businesses. We have experienced, and will experience in the future, catastrophe losses which may materially reduce our profitability or harm our financial condition. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, tornadoes, floods, hail, severe winter weather and fires. Catastrophes can also be man-made, such as war, explosions or the World Trade Center attack, or caused by unfortunate events such as the Deepwater Horizon oil rig disaster or the grounding of the cruise ship Costa Concordia. In addition, changing climate conditions could result in an increase in the frequency or severity of natural catastrophes, which could increase our exposure to such losses. The incidence and severity of catastrophes are inherently unpredictable. Although we will attempt to manage our exposure to such events, the frequency and severity of catastrophic events could exceed our estimates, which could have a material adverse effect on our financial condition.

The market price of Navigators common stock may be volatile.

There has been significant volatility in the market for equity securities. The price of Navigators common stock may not remain at or exceed current levels. In addition to the other risk factors detailed herein, the following factors may have an adverse impact on the market price of Navigators common stock:

•	actual or anticipated variations in our quarterly results of operations, including the result of catastrophes,

•	changes in market valuations of companies in the insurance and reinsurance industry,

•	changes in expectations of future financial performance or changes in estimates of securities analysts,

•	issuances of common shares or other securities in the future,

•	a downgrade in our credit ratings,

•	the addition or departure of key personnel, and

•	announcements by us or our competitors of acquisitions, investments or strategic alliances.

Stock markets in the United States often experience price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of Navigators common stock.

There is a risk that we may be directly or indirectly exposed to recent uncertainties with regard to European sovereign debt holdings.

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. Consequently, we may be indirectly exposed to recent uncertainties with regard to European sovereign debt holdings through certain of our reinsurers. A table of our 20 largest reinsurers by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium is presented in “Business” along with their rating from two rating agencies. The 20 largest reinsurers from the United States and Europe represent 72.7% of our Reinsurance Recoverables at December 31, 2012.

In addition, we invest primarily in non-sovereign fixed maturities in the European Union. As of December 31, 2012, the fair value of such securities was $83.2 million, with an amortized cost of $80.8 million representing 3.7% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $37.4 million followed by Netherlands with a total of $33.2 million. We have no direct material exposure to Greece, Portugal, Italy or Spain as of December 31, 2012.

Nonetheless, the failure of the European Union member states to successfully resolve this crisis could result in the devaluation of the Euro, the abandonment of the Euro by one or more members of the European Union or the dissolution of the European Union and it is impossible to predict all of the consequences that this could have on the global economy in general or more specifically on our business. Any or all of these events could have a material adverse effect on the results of our operations, liquidity and financial condition.

The determination of the impairments taken on our investments is subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. We cannot assure you that we have accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

If we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected.

We rely heavily on the successful, uninterrupted functioning of our information technology (“IT”) and telecommunications systems. Our business and continued expansion is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as pricing, quoting and processing policies, paying claims, performing actuarial and other modeling functions. A failure of our IT and telecommunication systems or the termination of third-party software licenses we rely on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Computer viruses, hackers and other external hazards, as well as internal exposures such as potentially dishonest employees, could expose our IT and data systems to security breaches that may result in liability to us, cause our data to be corrupted and cause us to commit resources, management time and money to prevent or correct security breaches. If we do not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures and increased administrative expenses. As a result, our ability to conduct our business might be adversely affected.

Compliance by our marine business with the legal and regulatory requirements to which they are subject is evolving and unpredictable. In addition, compliance with new sanctions and embargo laws could have a material adverse effect on our business.

Our marine business, like our other business lines, is required to comply with a wide variety of laws and regulations, including economic sanctions and embargo laws and regulations, applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products, and that implicate the conduct of our insureds. The insurance industry, in particular as relates to international insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the United Kingdom. For example, in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “Act”) which created new sanctions and strengthened existing sanctions against Iran. Among other things, the Act intensifies existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran’s petroleum or petrochemical sector, and included provisions relating to persons that engage in certain insurance or re-insurance activities.

Increased regulatory focus on us, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase our costs, which could materially and adversely impact our financial performance. The introduction of new or expanded economic sanctions applicable to marine insurance could also force us to exit certain geographic areas or product lines, which could have an adverse impact our profitability.

Although we intend to maintain compliance with all applicable sanctions and embargo laws and regulations, and have established protocols, policies and procedures reasonably tailored to ensure compliance with all applicable embargo laws and regulations, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, investing in our common stock may adversely affect the price at which our common stock trades.

Moreover, our subsidiaries, such as our Lloyd’s Operations, may be subject to different sanctions and embargo laws and regulations. Our reputation and the market for our securities may be adversely affected if our Lloyd’s Operations engages in certain activities, even though such activities are lawful under applicable sanctions and embargo laws and regulations.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive and administrative office is located at 6 International Drive in Rye Brook, NY. Our lease for this space expires in February 2014. Our underwriting operations are in various locations with non-cancelable operating leases including Alpharetta, GA, Charlotte, NC, Chicago, IL, Coral Gables, FL, Danbury, CT, Ellicott City, MD, Exton, PA, Houston, TX, Irvine, CA, Los Angeles, CA, New York City, NY, Parsippany, NJ, Philadelphia, PA, Pittsburgh, PA, San Francisco, CA, Schaumburg, IL, Seattle, WA, London, England, Manchester, England, Antwerp, Belgium, Copenhagen, Denmark, Stockholm, Sweden.

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

The high, low and closing trade prices for the four quarters of 2012 and 2011 were as follows:

	2012			2011
	High	Low	Close	High	Low	Close
First Quarter	$51.84	$44.43	$47.24	$54.59	$48.13	$51.50
Second Quarter	$51.45	$44.95	$50.05	$52.90	$44.73	$47.00
Third Quarter	$54.22	$46.41	$49.22	$50.03	$38.36	$43.21
Fourth Quarter	$54.00	$49.22	$51.07	$49.20	$40.71	$47.68

Information provided to us by our transfer agent and proxy solicitor indicates that there are approximately 156 holders of record and 3,520 beneficial holders of our common stock, as of January 14, 2013.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, reflects the cumulative return on the Company’s common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2007 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2007 are measured as a change from this Base Period.

The comparison of five year cumulative returns among the Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns Year Ended December 31,
Company / Index	Base Period 2007	2008	2009	2010	2011	2012
The Navigators Group, Inc.	100.00	84.48	72.47	77.46	71.78	76.52
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.58
S&P Property & Casualty Insurance Index	100.00	70.59	79.21	86.52	86.29	103.65

The following Annual Return Percentage table reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage Year Ended December 31,
Company / Index	2008	2009	2010	2011	2012
The Navigators Group, Inc.	-15.52	-14.21	6.88	-7.33	6.60
S&P 500 Index	-37.00	26.46	15.06	2.11	16.00
S&P Property & Casualty Insurance Index	-29.41	12.21	9.23	-0.26	20.11

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

Refer to Note 14, Dividends and Statutory Financial Information, in the Notes to Consolidated Financial Statements for additional information regarding dividends, including dividend restrictions and net assets available for dividend distribution.

Recent Sales of Unregistered Securities

None

Use of Proceeds from Public Offering of Debt Securities

None

Purchases of Equity Securities by the Issuer

None

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

		Year Ended December 31,
In thousands, except share and per share amounts	2012	2011	2010	2009	2008
Operating Information:
Gross written premiums	$1,286,465	$1,108,216	$987,201	$1,044,918	$1,084,922
Net written premiums	833,655	753,798	653,938	701,255	661,615
Net earned premiums	781,964	691,645	659,931	683,363	643,976
Net investment income	54,248	63,500	71,662	75,512	76,554
Net other-than-temporary impairment losses	(858)	(1,985)	(1,080)	(11,876)	(37,045)
Net realized gains (losses)	41,074	11,996	41,319	9,216	(1,254)
Total revenues	877,916	766,385	776,975	762,880	683,666
Income (loss) before income taxes	91,736	32,734	98,829	86,848	68,731
Net income (loss)	63,762	25,597	69,578	63,158	51,692
Net income per share:
Basic	$4.54	$1.71	$4.33	$3.73	$3.08
Diluted	$4.45	$1.69	$4.24	$3.65	$3.04
Average common shares outstanding:
Basic	14,052,311	14,980,429	16,064,770	16,935,488	16,801,713
Diluted	14,327,820	15,183,285	16,415,266	17,322,020	16,991,711
Combined loss and expense ratio (1):
Loss ratio	63.6%	69.0%	63.8%	63.8%	61.0%
Expense ratio	35.7%	35.7%	36.9%	33.4%	32.8%

Total	99.3%	104.7%	100.7%	97.2%	93.8%

Balance sheet information:
Total investments and cash	$2,422,254	$2,233,498	$2,154,328	$2,056,587	$1,917,715
Total assets	4,007,670	3,670,007	3,531,459	3,453,994	3,349,580
Gross losses and LAE reserves	2,097,048	2,082,679	1,985,838	1,920,286	1,853,664
Net losses and LAE reserves	1,216,909	1,237,234	1,142,542	1,112,934	999,871
Senior Notes	114,424	114,276	114,138	114,010	123,794
Stockholders’ equity	879,485	803,435	829,354	801,519	689,317
Common shares outstanding	14,046,666	13,956,235	15,743,511	16,846,484	16,856,073
Book value per share (2)	$62.61	$57.57	$52.68	$47.58	$40.89
Statutory surplus of Navigators
Insurance Company	$682,881	$662,162	$686,919	$645,820	$581,166

(1) —	Calculated based on earned premiums.
(2) —	Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2012, 2011 and 2010 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

While management takes into consideration a wide range of factors in planning our business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how we are managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessing the costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy. Similarly, the ability to grow our operations at Lloyd’s is subject to capital and operating requirements of Lloyd’s and the U.K. regulatory authorities.

Management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics which we believe provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as workers compensation and personal automobile insurance, because we do not believe our technical underwriting expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include offshore energy which provides coverage for physical damage to, for example, high value offshore oil drilling rigs, and Directors and Officers (“D&O”) insurance which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results by conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

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

For the Insurance Companies, Navigators Insurance Company and Navigators Specialty Insurance Company utilize the financial strength ratings from A.M. Best and S&P for underwriting purposes. Navigators Insurance Company and Navigators Specialty Insurance Company are both rated “A” (Excellent – stable outlook) by A.M. Best and “A” (Strong—negative outlook) by S&P. Syndicate 1221 utilizes the ratings from A.M. Best and S&P for underwriting purposes which apply to all Lloyd’s syndicates. Lloyd’s is rated “A” (Excellent – stable outlook) by A.M. Best and A+ (Strong – stable outlook) by S&P.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

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

Reserves for Losses and Loss Adjustment Expenses

Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known less the amount paid to date. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors which are often beyond our control. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

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

Our actuaries calculate indicated IBNR loss reserves for each line of business by underwriting year for major products principally using standard actuarial methodologies which are projection or extrapolation techniques: the loss ratio method, the loss development method and the Bornheutter-Ferguson method. In general the loss ratio method is used to calculate the IBNR for only the most recent underwriting years or in the absence of any statistical data upon which to estimate ultimate losses while the Bornheutter-Ferguson method is used to calculate the IBNR for recent years where a statistical basis exists for that computation with the loss development method used for more mature underwriting years. When appropriate such methodologies are supplemented by the frequency/severity method, which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments. Each of these methodologies, which are described below, are generally applicable to both long tail and short tail lines of business depending on a variety of circumstances. In utilizing these methodologies to develop our IBNR loss reserves, a key objective of management in making their final selections is to deliberate with our actuaries to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them. This process requires the substantial use of informed judgment and is inherently uncertain as it can be influenced by numerous factors including:

•	Inflationary pressures (medical and economic) that affect the size of losses;

•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;

•	Changes in the frequency and severity of losses;

•	Changes in the underlying loss exposures of our policies;

•	Changes in our claims handling procedures.

For non-statistical claim events, i.e., where historical patterns are not available for applicable, expert judgment by claims professionals with input from underwriting and management are used. Such instances relate to the IBNR loss reserve processes for our Hurricanes losses and our asbestos exposures.

A brief summary of each actuarial method discussed above follows:

Loss ratio method

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

Bornheutter-Ferguson method

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

Loss development method

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

Frequency/severity method

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

Marine

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

Property Casualty

The reserves for property and casualty are established separately by product with the major product being contractors’ liability insurance. Other products include offshore energy, commercial middle markets, primary casualty, excess casualty and specialty reinsurance. Our actuaries generally utilize two key assumptions in this line of business: first, that our historical loss development patterns are reasonable predictors of future loss patterns and second, that our claims personnel’s assessment of our claims exposures and our underwriters’ assessment of our expected losses are reliable indicators of our loss exposure. However, this line of business includes a number of products where there is insufficient Company historical experience to project loss reserves and/or loss development is sparse or erratic, which makes extrapolation techniques for those products extremely difficult to apply, and in those circumstances we typically rely more on industry data and our underwriters’ input in setting assumptions for our IBNR loss reserves as opposed to historical loss development patterns. In addition, as discussed in more detail below with respect to construction defect reserves, our actuaries may take other market trends or events into account in setting IBNR loss reserves.

The substantial portion of the property and casualty loss reserves are for the contractors’ liability business, which insures mostly general and artisan contractors. Contractor liability claims are categorized into two claim types: construction defect and other general liability. Other general liability claims typically derive from workplace accidents or from negligence alleged by third parties, and frequently take a long time to report and settle. Construction defect claims involve the discovery of damage to buildings that was caused by latent construction defects. These claims take a very long time to report and to settle compared to other general liability claims. Since construction defect claims report much later than other contractor liability claims, they are analyzed separately in an annual actuarial loss study.

We have extensive history in the contractors’ liability business upon which to perform actuarial analyses and we use the key assumption noted above relating to our own historical experience as a reliable indicator of the future for this product. However, there is inherent uncertainty in the loss reserve estimation process for this line of business given both the long-tail nature of the liability claims and the continuing underwriting and coverage changes, claims handling and reserve changes, and legislative changes that have occurred over a several year period. Such factors are judgmentally taken into account in this line of business in specific periods. The underwriting and coverage changes include the migration to a non-admitted business from admitted business in 2003, which allowed us to exclude certain exposures previously permitted (for example, exposure to construction work performed prior to the policy inception), withdrawals from certain contractor classes previously underwritten and expansion into new states beginning in 2005. Claims changes include bringing the claim handling in-house in 1999 and changes in case reserving practices in 2003, 2006 and 2011. During 2010 and 2011, we also significantly increased our claims staff and improved our claims procedures, which has allowed the Company to respond more quickly to reported construction defect claims. The Company is closely monitoring the impact of these effects on the adequacy of our case and IBNR loss reserves. After analysis of the factors above, Management believes that our reserves remain adequate to address our exposure to construction defect losses, but given the uncertainties noted above, there is a risk that our reserves for construction defect losses may ultimately prove to be inadequate, perhaps in a material manner.

Offshore energy provides physical damage coverage to offshore oil platforms along with offshore operations related to oil exploration and production. The significant offshore energy claims are generally caused by fire or storms, and thus tend to be large, infrequent, quickly reported, but occasionally not quickly settled because the damage is often extensive but not always immediately known.

Primary casualty insurance provides primary general liability coverage principally to corporations in the construction, real estate and manufacturing sector. Excess casualty insurance is purchased by corporations which seek higher limits of liability than are provided in their primary casualty policies.

Specialty assumed reinsurance provides proportional and excess of loss treaty coverage for several niche lines: Accident & Health (“A&H”), Agriculture, Latin America, and Professional Liability. The A&H reinsurance line primarily provides reinsurance coverage for large individual medical claims that occur with small frequency. The Agriculture reinsurance line primarily provides reinsurance coverage related to crop insurance schemes, most of which are sponsored by governmental bodies in the U.S. and Canada. The Latin America line primarily provides reinsurance coverage for individual risk and catastrophic property exposures, liability exposures, and surety bonds in Central and South America and the Spanish-speaking Caribbean. The Professional Liability line primarily provides reinsurance coverage for exposure related to medical malpractice and other miscellaneous professional liability policies.

Professional Liability

The professional liability policies mainly provide coverage on a claims-made basis mostly for a one-year period. The reserves for professional liability are analyzed separately by product. The major products are D&O liability coverage and E&O liability coverage for lawyers and other professionals.

The losses for D&O business are generally very large and infrequent, and with some cases involving securities class actions. D&O claims report reasonably quickly, but take years to settle. Our loss estimates are based on expected losses, an assessment of the characteristics of reported losses at the claim level, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment. Significant judgment is involved because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. As time passes for a given underwriting year, we place additional weight on assumptions relating to our actual experience and claims outstanding. The expected ultimate losses may be adjusted up or down as the underwriting years mature.

Lloyd’s Operations

Reserves for the Company’s Lloyd’s Operations are reviewed separately for the marine, property and casualty, and professional liability lines by product. The major marine products are marine liability, transport, marine energy liability, offshore energy, cargo, specie and marine reinsurance. The major property and casualty products are offshore energy, engineering, onshore energy and operational engineering. The major products for professional liability are international D&O and international E&O.

The marine liability, offshore energy and cargo products and related loss exposures are similar in nature to that described for marine business above. Specie insurance provides property coverage for jewelry, fine art, vault and cash in transit risks. Claims tend to be from theft or damage, quick to report and, in most cases, quick to settle. Marine reinsurance is a diversified global book of reinsurance, the majority of which consists of excess-of-loss reinsurance policies for which claims activity tends to be large and infrequent with loss development somewhat longer than for such products written on a direct basis. Marine reinsurance reinsures liability, cargo, hull and offshore energy exposures that are similar in nature to the marine business described above.

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

Sensitivity Analysis

A range of reasonable estimates has been developed based on the historical volatility of held reserves vs. current estimates. The actuarial history indicates that Navigators held reserves tend to be 10% redundant with a standard deviation of 11%. We have ignored the historical conservatism and built a range around the current held amounts. The Company’s lines of business, the market pricing adequacy and the Company’s underwriting strategies have changed dynamically over the past eleven years. There is thus a significant risk that the potential volatility of the current reserve estimates could differ in a material manner from the historical trends.

Actual emergence will vary and may exceed the historical variation. The actual losses may not emerge as expected which would cause the ranges to expand or contract from year to year. The impact from the shift on ranges will be greater for lines with longer emergence patterns. The individual lines will also have greater variance than the range for the entire book of business. The statistical variation is expected to have a somewhat higher range of deterioration than savings. The history in itself is only a rough estimate of the potential volatility. The ranges have been refined by reserve segment in three categories – Marine, Property Casualty and Professional Liability. These groupings give a sense of the volatility by sub-group but are not intended to be rigorous estimates even if such were possible. The total reserve variability is not equal to the sum of the segment variability due to the benefit of diversification.

The range of ultimate unpaid amounts determined as described above as follows:

		Reasonably Likely Range of Deviation
In thousands, except per share amounts	Total Net Loss Reserve	Redundancy Amount	%	Deficiency Amount	%
Insurance Companies:
Marine	$252,170	$22,443	8.9%	$24,460	9.7%
Property Casualty	495,443	51,031	10.3%	56,976	11.5%
Professional Liability	138,585	36,032	26.0%	48,782	35.2%

Total Insurance Companies (1)	886,198	83,303	9.4%	91,278	10.3%
Lloyd’s Operations:
Marine	221,006	9,282	4.2%	9,724	4.4%
Property Casualty	56,366	2,762	4.9%	2,875	5.1%
Professional Liability	53,339	6,881	12.9%	7,894	14.8%

Total Lloyd’s Operations (1)	330,711	14,551	4.4%	15,213	4.6%

Subtotal	1,216,909	97,854		106,491
Portfolio effect	—	(13,887)		(15,223)

Total Company	$1,216,909	$83,967	6.9%	$91,268	7.5%

Increase (decrease) to net income
Amount		$54,579		$(59,324)
Per Share (2)		$3.81		$(4.14)

(1) —	The totals for each segment are adjusted for portfolio effect. The portfolio effect is the reduction in risk which arises out of diversification in the portfolio.
(2) —	Calculated using average diluted shares of 14,327,820 for the year ended December 31, 2012.

Reinsurance Recoverable

Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts which could be subject to interpretations that differ from our own based on judicial theories of liability. In addition, we bear credit risk with respect to our reinsurers which can be significant considering that certain of the reserves remain outstanding for an extended period of time. We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Additional information regarding our reinsurance recoverables can be found in the “Business -Reinsurance Recoverables” section and Note 6, Reinsurance, to our consolidated financial statements, both included herein.

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

A portion of our premium is estimated for unreported premium, mostly for the Marine business written by our U.K. Branch and Lloyd’s Operations as well as the Accident & Health and Latin American & Caribbean property casualty and surety reinsurance business written by NavRe. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Results of Operations

The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2012, 2011 and 2010. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net OTTI losses recognized in earnings. Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			Percentage Change
In thousands, except for per share amounts	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross written premiums	$1,286,465	$1,108,216	$987,201	16.1%	12.3%
Net written premiums	833,655	753,798	653,938	10.6%	15.3%

Total revenues	877,916	766,385	776,975	14.6%	-1.4%
Total expenses	786,180	733,651	678,146	7.2%	8.2%

Pre-tax income (loss)	$91,736	$32,734	$98,829	NM	-66.9%
Provision (benefit) for income taxes	27,974	7,137	29,251	NM	-75.6%

Net income (loss)	$63,762	$25,597	$69,578	149.1%	-63.2%

Net income (loss) per common share:
Basic	$4.54	$1.71	$4.33
Diluted	$4.45	$1.69	$4.24

NM —	Percentage change not meaningful

Net income for the year ended December 31, 2012 was $63.8 million or $4.45 per diluted share compared to net income of $25.6 million or $1.69 per diluted share for the year ended December 31, 2011. Operating earnings for the year ended December 31, 2012 were $37.6 million or $2.63 per diluted share compared to $19.1 million or $1.26 per diluted share for the comparable period in 2011. In comparison to net income, operating earnings excludes after-tax net realized gains of $26.7 million and $7.8 million and after-tax OTTI losses of $0.6 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively. The increase in our operating earnings was largely attributable to stronger underwriting results, partially offset by a decrease in net investment income driven by lower investment yields. The underwriting results for the year ended December 31, 2012 include net losses of $20.4 million related to Superstorm Sandy, $14.5 million from our Agriculture business driven by significant drought related crop losses across the U.S., and $13.9 million related to significant large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Net income for the year ended December 31, 2011 was $25.6 million or $1.69 per diluted share compared to net income of $69.6 million or $4.24 per diluted share for the year ended December 31, 2010. Operating earnings for the year ended December 31, 2011 were $19.1 million or $1.26 per diluted share compared to $43.4 million or $2.65 per diluted share for the comparable period in 2010. In comparison to net income, operating earnings excludes after-tax net realized gains of $7.8 million and $26.9 million and after-tax OTTI losses of $1.3 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease in our operating earnings was largely attributable to unfavorable underwriting results related to large loss activity from our energy business, including losses arising from the Deepwater Horizon oil drilling platform, and significant current year loss emergence from our Professional Liability division, and to a lesser extent a decrease in net investment income.

Our book value per share as of December 31, 2012 was $62.61, increasing 8.8% from $57.57 as of December 31, 2011. The increase in book value per share primarily resulted from our increased results of operations and to a lesser extent, improvements in the value of our consolidated investment portfolio. Our consolidated stockholders’ equity increased 9.5% to $879.5 million as of December 31, 2012 compared to $803.4 million as of December 31, 2011.

Cash flow from operations for the year ended December 31, 2012 was $96.7 million compared to approximately $118 million for the years ended December 31, 2011 and 2010. The decrease in cash flow from operations was primarily due to an increase in claim payments, partially offset by improved collections on reinsurance recoverables as well as premiums receivables.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or loss for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			Percentage Change
In thousands	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross written premiums	$1,286,465	$1,108,216	$987,201	16.1%	12.3%
Net written premiums	833,655	753,798	653,938	10.6%	15.3%

Net earned premiums	781,964	691,645	659,931	13.1%	4.8%
Net losses and loss adjustment expenses	(497,433)	(476,997)	(421,155)	4.3%	13.3%
Commission expenses	(121,470)	(110,437)	(109,113)	10.0%	1.2%
Other operating expenses	(159,079)	(138,029)	(139,743)	15.3%	-1.2%
Other income (expenses) (2)	1,488	1,229	5,186	21.1%	-76.3%

Underwriting profit (loss)	$5,470	$(32,589)	$(4,894)	NM	NM
Net investment income	54,248	63,500	71,662	-14.6%	-11.4%
Net other-than-temporary impairment losses recognized in earnings	(858)	(1,985)	(1,080)	-56.8%	83.8%
Net realized gains (losses)	41,074	11,996	41,319	NM	-71.0%
Interest expense	(8,198)	(8,188)	(8,178)	0.1%	0.1%

Income (loss) before income taxes	$91,736	$32,734	$98,829	NM	-66.9%

Income tax expense (benefit)	27,974	7,137	29,251	NM	-75.6%

Net income (loss)	$63,762	$25,597	$69,578	149.1%	-63.2%

Losses and loss adjustment expenses ratio	63.6%	69.0%	63.8%
Commission expense ratio	15.5%	16.0%	16.5%
Other operating expense ratio (1)	20.2%	19.7%	20.4%

Combined ratio	99.3%	104.7%	100.7%

(1) —	Includes Other operating expenses & Other income (expense)
(2) —	Reported within “Other income (expense)” on the Consolidated Statements of Income
NM —	Percentage change not meaningful

The combined ratio for the year ended December 31, 2012 was 99.3%. Our pre-tax underwriting profit increased $38.1 million to a $5.5 million underwriting profit for December 31, 2012 compared to an underwriting loss of $32.6 million for the same period in 2011. Our pre-tax underwriting profit for 2012 includes the following:

•

Net loss of $20.4 million, inclusive of $8.3 million in reinsurance reinstatement premiums (“RRPs”), related to Superstorm Sandy. Gross of reinsurance our loss related to Superstorm Sandy was approximately $66.7 million. Refer to subsection “Net Losses and Loss Adjustment Expenses” within this section of the MD&A for additional disclosure related to Superstorm Sandy.

•	Current accident year loss emergence of $14.5 million from our Agriculture business that was driven by significant drought related crop losses across the U.S.

•

Net losses of $13.9 million, inclusive of $11.1 million in RRPs, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

•	Net reserve redundancies of $47.2 million from our Lloyd’s Operations across all businesses and all divisions, most notably Lloyd’s Marine.

In addition to the above, the increase in our pre-tax underwriting profit in 2012 was affected by the mix of business and loss trends.

The combined ratio for the year ended December 31, 2011 was 104.7% compared to 100.7% for the comparable period in 2010. Our pre-tax underwriting loss increased by $27.7 million to $32.6 million for the year ended December 31, 2011 compared to a $4.9 million loss for the same period in 2010. Our pre-tax underwriting profit for 2011 includes the following:

•

2011 accident year energy losses with a net loss of $25.6 million, inclusive of $8.2 million in RRPs, related to drilling operations in the North Sea, Gulf of Mexico and Russia, as well as an onshore industrial site.

•

2011 accident year loss emergence of approximately $11.0 million related to our Professional Liability business, of which approximately $8.0 million was specific to our D&O liability insurance for both publicly and privately held corporations. The remaining $3.0 million of emergence was specific to our small lawyers and miscellaneous professional liability coverages.

•

An increase in our RRP accrual of $5.2 million. This accrual was driven by the recognition of the effect of a shift in our Marine reinsurance protections to an excess of loss program from a quota share program. As a result of this shift and the increased frequency of severity losses in recent periods, a greater portion of our IBNR was attributable to marine and energy losses that are or will be ceded to our Marine Excess-of-Loss Reinsurance program and such cession will trigger additional reinstatement premiums.

•	Net adverse loss development of $2.1 million driven by significant loss emergence in our Professional Liability business mostly offset by redundancies from our Property Casualty business.

In addition to the net adverse impacts noted above, the increase in our pre-tax underwriting loss in 2011 was affected by the mix of business and loss trends.

The combined ratio for the year ended December 31, 2010 was 100.7% and the pre-tax loss was $4.9 million mostly driven by a combined $22.5 million in RRPs related to the Deepwater Horizon and West Atlas losses, respectively. The RRPs were partially offset by net prior period reserve redundancies of $13.8 million. The net prior period reserve redundancies were driven by significant redundancies from our Property Casualty business partially offset by loss emergence from our Professional Liability business.

Revenues

The following table sets forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
	2012				2011				2010
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$200,095	16%	$133,210	$142,181	$228,500	21%	$170,642	$169,018	$223,061	23%	$151,059	$155,846
Property Casualty	590,741	46%	390,168	332,782	445,287	40%	293,758	231,297	312,651	31%	197,845	200,741
Professional Liability	130,489	10%	99,578	96,476	114,632	10%	77,991	72,148	129,793	13%	80,451	82,264

Insurance Companies Total	921,325	72%	622,956	571,439	788,419	71%	542,391	472,463	665,505	67%	429,355	438,851

Lloyd’s Operations:
Marine	194,423	15%	143,600	136,898	167,562	16%	137,206	145,659	182,723	19%	149,340	149,225
Property Casualty	127,028	10%	43,824	52,951	115,138	10%	56,249	55,903	94,799	10%	54,049	49,852
Professional Liability	43,689	3%	23,275	20,676	37,097	3%	17,952	17,620	44,174	4%	21,194	22,003

Lloyd’s Operations Total	365,140	28%	210,699	210,525	319,797	29%	211,407	219,182	321,696	33%	224,583	221,080

Total	$1,286,465	100%	$833,655	$781,964	$1,108,216	100%	$753,798	$691,645	$987,201	100%	$653,938	$659,931

Gross Written Premiums

Gross written premiums increased $178.2 million, or 16.1%, to $1.29 billion for the year ended December 31, 2012 compared to $1.11 billion for the same period in 2011. The increases in gross written premiums are primarily attributed to growth within our Property Casualty business, specifically our Assumed Reinsurance division, which writes Accident & Health (“A&H”), Agriculture, Latin American and Professional Liability reinsurance lines of business, as the division continues to achieve successful growth since its establishment in late 2010. The increase within Property Casualty is also attributed to growth within our Excess Casualty division resulting from strong production attributable to an expansion of our underwriting team and dislocation among certain competitors.

Gross written premiums increased $121.0 million, or 12.3%, to $1.11 billion for the year ended December 31, 2011 compared to $987.2 million for the same period in 2010. The increase in gross written premiums were primarily attributed growth in our Property Casualty business, which includes $101.5 million related to our newly established Assumed Reinsurance division which writes Accident & Health, Agriculture and Latin American reinsurance lines of business. The increase within Property Casualty is also attributable to the growth of our Excess Casualty, Environmental Liability and Primary Casualty divisions of $34.2 million, $11.5 million and $10.6 million, respectively, resulting from strong production, partially offset by the run-off of our middle market commercial package business. The increase in gross written premiums was offset by a $22.2 million decrease in our Professional Liability business attributable to our Directors and Officer Liability lines. This decrease reflects a change in our underwriting strategy that focuses on a planned shift toward underwriting excess layers.

Average renewal premium rates for our Insurance Companies segment also increased for the year ended December 31, 2012 as compared to the same period in 2011 across all segments. Our Marine business has realized a 4.4% and 4.5% increase in rates for the Marine Liability and Inland Marine divisions, respectively. Within our Property Casualty business we have realized a 2.9% increase in rates for the Energy and Engineering division, a 2.2% increase for the Excess Casualty division and a 7.9% increase in the Primary Casualty division. Our Professional Liability business has experienced an overall increase in its renewal rates of 5.1%, consisting of 5.7% and 4.2% for the E&O and the Management Liability divisions, respectively. For the year ended December 31, 2012, average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s Energy and Engineering for approximately 3.6% and 7.4%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 1.4%.

Our Marine division saw increases in the average renewal premium rates in our Inland Marine and Lloyd’s lines of approximately 7.3% and 0.9%, respectively, for the year ended December 31, 2011 compared to the same period in 2010. U.S. Marine premiums rates decreased 0.3% while U.K. Branch Marine premiums rates increased 1.9% for the year ended December 31, 2011 compared to the same period in 2010. For our Energy and Engineering and Primary Casualty lines we experienced an average renewal premium rate increases of approximately 4.2% and 7.4% for the year ended December 31, 2011 compared to the same period in 2010, which was offset by a decline in our Excess Casualty lines of 1.2%, respectively. The Insurance Companies and Lloyd’s Professional Liability division overall experienced approximately a 1.5% decrease in average renewal premium rates for the year ended December 31, 2011 compared to 2010.

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

Ceded Written Premiums

In the ordinary course of business, we reinsure certain insurance risks with unaffiliated insurance companies for the purpose of limiting our maximum loss exposure, protecting against catastrophic losses and maintaining desired ratios of net premiums written to statutory surplus. The relationship of ceded to gross written premium varies based upon the types of business written and whether the business is written by the Insurance Companies or the Lloyd’s Operations.

Our reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for marine, property and certain casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional premium (referred to as reinsurance reinstatement premiums or RRPs). The number of reinsurance reinstatements available varies by contract.

We record an estimate of the expected RRPs for losses ceded to excess-of-loss agreements where this feature applies.

We incurred $26.9 million, $14.8 million, and $24.0 million of RRPs for the years ended December 31, 2012, 2011, and 2010, respectively. The $26.9 million in RRPs recorded in 2012 includes $11.1 million from several large losses on our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy as well as $8.3 million in connection with our loss on Superstorm Sandy. The $14.8 million in RRPs recorded in 2011 are due to the large energy losses from our NavTech business and the accrual for large losses from our Marine business reflective of our shift to excess-of-loss reinsurance protection. The $24.0 million in RRPs recorded in 2010 is largely attributable to the Deepwater and West Atlas losses.

The following table sets forth our ceded written premiums by segment and major line of business for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$66,885	33%	$57,858	25%	$72,002	32%
Property Casualty	200,573	34%	151,529	34%	114,806	37%
Professional Liability	30,911	24%	36,641	32%	49,342	38%

Total Insurance Companies	298,369	32%	246,028	31%	236,150	36%

Lloyd’s Operations:
Marine	50,823	26%	30,356	18%	33,383	18%
Property Casualty	83,204	66%	58,889	51%	40,750	43%
Professional Liability	20,414	47%	19,145	52%	22,980	52%

Total Lloyd’s	154,441	42%	108,390	34%	97,113	30%

Total	$452,810	35%	$354,418	32%	$333,263	34%

The increase in percentage of total ceded written premiums to total gross written premiums for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to a lower retention ratio on our NavTech business as a result of a new quota share program for the offshore energy book and the RRPs recognized in our Marine business as a result of significant large loss activity during the year. The aforementioned increases were partially offset by a change in the mix of business resulting in the growth of our assumed reinsurance business written by NavRe and the continued growth of the real estate products offered by our Professional liability business where our retention ratios are higher.

The decrease in the percentage of total ceded written premiums to total gross written premiums for the year ended December 31, 2011 compared to the same period of 2010 was primarily due to a change in the mix of business resulting from new business within our recently established NavRe division, a reduction in RRPs in 2011 compared to 2010 related to large loss activity for each year and, to a lesser extent, the expansion of products offered by our Professional liability business where our retention ratios are higher, partially offset by a reduction in the retention of our Lloyd’s Property Casualty business.

Net Written Premiums

Net written premiums increased 10.6% for the year ended December 31, 2012 compared to the same period in 2011. The increase is due to higher gross written premiums and the mix of business driven by our assumed reinsurance business written by NavRe, partially offset by higher premium cessions on our NavTech business and the additional RRPs recognized in our Marine business as discussed above. Net written premiums increased 15.3% for the year ended December 31, 2011 compared to the same period in 2010, due to the impact of higher gross written premiums, a reduction in RRP’s in comparison to those recorded in 2010, and to a lesser extent lower premium cessions, as discussed above.

Net Earned Premiums

Net earned premiums increased 13.1% for the year ended December 31, 2012 compared to the same period in 2011 as a result of continued growth in gross written premiums as well as a change in our mix of business driven by our assumed reinsurance business, which includes the A&H lines that are recognized in earnings over a longer exposure period than our other lines of business, and to a lesser extent, the expansion of products offered by our Professional Liability division where our retention ratios are higher. The increase in net earned premiums was partially offset by the additional RRPs in connection with loss activity in our Marine business, as discussed above. Net earned premiums increased 4.8% for the year ended December 31, 2011 compared to the same period in 2010 primarily as a result of significant ceded RRPs associated with large losses in 2010. The impact of reinstatement premiums was partially offset by a change in the mix of business in 2011 written by our assumed reinsurance business, specifically the A&H lines, which are recognized in earnings over a longer exposure period than our other lines of business.

Net Investment Income

Our net investment income was derived from the following sources:

	Year Ended December 31,			Percentage Change
In thousands	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Fixed maturities	$58,995	$65,060	$69,996	-9.3%	-7.1%
Equity securities	3,945	5,071	3,028	-22.2%	67.5%
Short-term investments	1,694	964	965	75.7%	-0.1%

Total investment income	$64,634	$71,095	$73,989	-9.1%	-3.9%
Investment expenses	(10,386)	(7,595)	(2,327)	36.7%	NM

Net investment income	$54,248	$63,500	$71,662	-14.6%	-11.4%

NM —	Percentage change not meaningful

The decrease in total investment income before investment expenses for all years presented was primarily due to lower investment yields and shorter portfolio duration. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.4%, 3.0% and 3.5% for the years ended December 31, 2012, 2011 and 2010, respectively. The portfolio duration was 3.6 years for both the years ended December 31, 2012 and 2011, and was 4.4 years for the year ended December 31, 2010.

The 2.4% and 3.0% annualized pre-tax yields for the years ended December 31, 2012 and 2011, include investment expenses of $4.5 million and $4.7 million, respectively, for a total of $9.2 million, of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. In addition, investment expenses for the year ended December 31, 2012 includes a $2.8 million investment performance fee. Excluding the impact of the aforementioned interest expense and investment performance fee, the annualized pre-tax yield for the years ended December 31, 2012 and 2011 would have been 2.7% and 3.2%, reflective of the general decline in market yield.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

	Year Ended December 31,			Percentage Change
In thousands	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Fixed maturities	$(11)	$(1,093)	$(693)	-99.0%	57.7%
Equity securities	(847)	(892)	(387)	-5.0%	130.5%

OTTI recognized in earnings	$(858)	$(1,985)	$(1,080)	-56.8%	83.8%

The significant inputs used to measure the amount of credit loss recognized in earnings for fixed maturity securities were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

Net OTTI losses for the year ended December 31, 2012 primarily consists of $0.8 million for three equity securities which were previously impaired.

Net OTTI losses for the year ended December 31, 2011 consisted of $1.0 million of additional impairments for residential mortgage-backed securities that were previously impaired and $0.9 million for two equity securities for which fair value was less than 80% of amortized cost for at least six months.

Net OTTI losses for the year ended December 31, 2010 were primarily related to residential mortgage-backed securities.

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Year Ended December 31,			Percentage Change
In thousands	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Fixed maturities:
Gains	$28,789	$11,678	$42,932	146.5%	-72.8%
Losses	(1,915)	(7,044)	(3,239)	-72.8%	117.5%

Fixed maturities, net	$26,874	$4,634	$39,693	NM	-88.3%

Equity securities:
Gains	$14,673	$9,319	$1,867	57.5%	NM
Losses	(473)	(1,957)	(241)	-75.8%	NM

Equity securities, net	$14,200	$7,362	$1,626	92.9%	NM

Net realized gains (losses)	$41,074	$11,996	$41,319	NM	-71.0%

NM —	Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $41.1 million for the year ended December 31, 2012 are primarily due to the sale of municipal bonds and equity securities in anticipation of continued market uncertainty, the proceeds of which were reinvested in U.S. Government Treasury bonds and equities. Net realized gains of $12.0 million for the year ended December 31, 2011 primarily included the sale of corporate bonds and equity mutual funds. Net realized gains of $41.3 million for the year ended December 31, 2010 included the sale of the majority of our general obligation municipal bond obligations, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities.

Other Income/Expense

Total other income for the years ended December 31, 2012, 2011 and 2010 was $1.5 million, $1.2 million and $5.1 million, respectively, and consists of foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the years ended December 31, 2012, 2011 and 2010 is presented in the following table:

	Year Ended December 31,
Net Loss and LAE Ratio	2012	2011	2010
Net Loss and LAE Payments	66.2%	55.3%	59.3%
Change in reserves	3.2%	13.4%	6.6%

Subtotal—current year loss ratio	69.4%	68.7%	65.9%
Prior year deficiencies (redundancies)	-5.8%	0.3%	-2.1%

Net loss and LAE ratio	63.6%	69.0%	63.8%

The net loss and LAE ratio for the year ended December 31, 2012 decreased 5.4 percentage points to 63.6% from 69.0% for the year ended December 31, 2011. The decrease in the loss ratio reflects improved loss experience due to net prior year reserve redundancies of $47.2 million, or 6 loss ratio points, from our Lloyd’s Operations and loss ratio trends driven by mix of business. The improvement in the loss ratio was partially offset by $14.5 million, or 1.9 loss ratio points of current year loss emergence from our Agriculture reinsurance business, and specific large loss events that occurred in the current year. The current year loss ratio includes a net loss of $12.1 million, exclusive of RRPs, or 1.5 loss ratio points, related to Superstorm Sandy and net losses of $2.8 million, exclusive of RRPs, or 0.4 loss ratio points, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

The net loss and LAE ratio for the year ended December 31, 2011 increased 5.2 percentage points to 69.0% from 63.8% for the year December 31, 2010. The increase for the year ended December 31, 2011 was primarily due to 2011 accident year loss emergence of approximately $11.0 million related to our Professional Liability business of which approximately $8.0 million was specific to our D&O liability insurance for both publicly and privately held corporations. The remaining $3.0 million was specific to our small lawyers and miscellaneous professional liability coverages. In addition, the increase for the year ended December 31, 2011 included net losses of $17.4 million related to four energy events compared to net losses of $11.0 million in 2010 related to Deepwater Horizon and West Atlas.

The segment and line of business breakdown of the net loss and LAE ratios for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Insurance Companies:
Marine	77.4%	65.8%	64.5%
Property Casualty	70.8%	65.7%	55.2%
Professional Liability	73.8%	108.8%	83.4%

Insurance Companies	73.0%	72.3%	63.8%
Lloyd’s Operations
Marine	37.3%	60.0%	66.2%
Property Casualty	44.7%	48.7%	55.6%
Professional Liability	26.8%	118.3%	66.2%

Lloyd’s Operations	38.2%	61.8%	63.8%

Net loss and LAE ratio	63.6%	69.0%	63.8%

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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Insurance Companies:
Marine	$(10,010)	$1,348	$(4,155)
Property Casualty	4,293	(6,828)	(14,923)
Professional Liability	7,613	17,582	13,623

Insurance Companies	$1,896	$12,102	$(5,455)
Lloyd’s Operations:
Marine	(30,735)	(10,311)	(3,152)
Property Casualty	(6,890)	(5,434)	(5,236)
Professional Liability	(9,562)	5,788	41

Lloyd’s	(47,187)	(9,957)	(8,347)

Total deficiencies (redundancies)	$(45,291)	$2,145	$(13,802)

The following is a discussion of relevant factors related to the $45.3 million prior period net reserve redundancies recorded for the year ended December 31, 2012:

The Insurance Companies recorded $1.9 million net prior period reserve deficiencies. The Marine business had $10.0 million of net reserve redundancies, which were primarily driven by:

•	an IBNR adjustment of 4.0 million to reflect the actual emergence of claims for underwriting year “(UY)” 2010, which was more favorable than the expected emergence.

•	case reserve releases of $3.4 million due to the favorable settlement of several large losses; and

•

a favorable IBNR adjustment of $2.6 million attributable to changes in our assumptions for salvage and subrogation from our short tail marine lines that was based on our observation of a consistent and persistent historical pattern of favorable savings attributable to salvage and subrogation.

The Marine reserve redundancies were partially offset by net reserve deficiencies of $7.6 million from the small lawyer and accountants lines within our Professional Liability business. This deficiency was primarily driven by IBNR increases of $3.4 million made to recognize the severity impact of several large losses that caused the actual claims emergence for these lines to exceed the expected emergence pattern. We also incurred net reserve deficiencies of $4.3 million within our Property Casualty segment, which were primarily attributable to two large hemophiliac claims from UY 2011 arising from our A&H business.

Our Lloyd’s Operations recorded $47.2 million of net prior period reserve redundancies across all businesses and divisions. In connection with the Company’s implementation of the Solvency II technical provisions in its Lloyd’s operation, the Company’s actuaries undertook a comprehensive review during 2012 of the historical claims emergence patterns for all lines of business underwritten through Syndicate 1221. As a result of this review, the Company updated the loss emergence patterns used to project ultimate losses for all such lines of business, aligning these loss emergence factors with the historical median. This caused a reduction in ultimate loss estimates for all Lloyd’s segments other than certain lines of business in Property Casualty segment, which increased. The Lloyd’s Operation also experienced significant reserve redundancies in several large claims. The amount of reserve redundancies attributable to these settlements was $5.0 million, consisting of $4.1 million from the Lloyd’s Marine business and $0.9 million from Lloyd’s Professional Liability business. A summary of the resulting prior period redundancies for each business within our Lloyd’s Operations by prior UY is set forth below:

In thousands	Marine	Property Casualty	Professional Liability	Total
2010	3,492	378	1,157	5,027
2009	14,792	4,170	6,072	25,034
2008 and Prior	12,451	2,342	2,333	17,126

Total Redundancy	$30,735	$6,890	$9,562	$47,187

The following is a discussion of relevant factors related to the $2.1 million net reserve deficiency for the year ended December 31, 2011:

The adverse development of $1.3 million for our Insurance Companies Marine business was driven by $4.0 million of unfavorable loss emergence in Inland Marine in accident years 2009 and 2010 which was offset by $2.7 million favorable development in Ocean Marine. The Ocean Marine development was driven by $5.8 million of favorable development in accident years 2008 to 2010 and was partially offset by $3.2 million of adverse development for accident years 2007 and prior. Ocean Marine’s favorable development was driven by the Craft, protection and indemnity, and Transport classes with partial offsets from the Specie and Liability classes.

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

Our Lloyd’s operations experienced $10.0 million of favorable development. This was driven by favorable development of $10.3 million and $5.5 million from the Marine and NavTech divisions respectively, which was partially offset by $5.8 million of unfavorable development from Professional Liability. The favorable development in Marine was primarily from the Cargo, Liability and Specie classes for accident years 2008 and prior. The favorable development in NavTech was from Offshore Energy primarily in accident years 2007 to 2009. The adverse development in Professional Liability was mostly from Errors and Omissions in accident years 2006 to 2008.

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

The Insurance Companies recorded $14.9 million of net prior year redundancies for Property Casualty business in total. The favorable development included:

•	$29.2 million for West Coast contractors’ liability due to an internal actuarial review conducted in 2010 which indicated that loss development on underwriting years 2006 to 2008 has been more favorable than our prior expectations with a partial offset for underwriting years 2004 and prior.

•	$2.9 million of favorable development on our offshore energy (NavTech) book due to favorable claims trends across a number of prior underwriting years.

•	$1.8 million of favorable development on the Somerset Re run-off book of business where we concluded the IBNR was no longer required and $1.5 million on our Agriculture reinsurance book where the reported activity was lower than our initial estimate for the 2009 treaty year.

Partially offsetting these favorable developments were adverse development of:

•	$16.5 million in our Specialty run-off books of business, including $13.3 million in our personal umbrella lines across multiple underwriting years where loss activity has exceeded our expectations and $2.0 million of adverse development in our Liquor business due to reported claim activity.

•	$1.7 million for New York construction liability due to unfavorable loss emergence.

The Insurance Companies recorded $13.6 million of net prior year unfavorable development for professional liability:

•	The directors and officers liability book of business had $15.7 million of adverse development, which was primarily attributable to a severity study of our open claims. This study showed our IBNR to be significantly deficient if current trends continued and we raised our loss estimates for underwriting years 2002 to 2009. This was partially offset by $1.4 million of favorable development on a run-off lawyers book of business written from London where we saw favorable settlements of outstanding claims and $0.7 million of favorable development on other lawyers business mostly due to a favorable claim reserve settlement.

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

Superstorm Sandy

The net loss in connection with Superstorm Sandy was $20.4 million, or 2.6 points on our combined ratio, inclusive of $8.3 million in RRPs. Excluding the impact of RRPs, the gross and net loss was $66.7 million and $12.1 million, respectively.

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Superstorm Sandy for the year ended December 31, 2012:

Year Ended
(In thousands)	December 31, 2012
Gross of Reinsurance
Incurred loss & LAE	66,674
Calendar year payments	3,827

Ending gross reserves	$62,847

Gross case loss reserves	$26,294
Gross IBNR loss reserves	36,553

Ending gross reserves	$62,847

Net of Reinsurance
Incurred loss & LAE	12,087
Calendar year payments	3,459

Ending net reserves	$8,628

Net case loss reserves	$7,455
Net IBNR loss reserves	1,173

Ending net reserves	$8,628

Hurricanes Gustav and Ike

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2008 Hurricanes Gustav and Ike for the periods indicated:

	Year Ended December 31,
In thousands	2012	2011	2010
Gross of Reinsurance
Beginning gross reserves	$31,170	$40,095	$59,509
Incurred loss & LAE	(12,551)	(77)	(1,997)
Calendar year payments	2,842	8,848	17,417

Ending gross reserves	$15,777	$31,170	$40,095

Gross case loss reserves	$2,404	$7,317	$17,987
Gross IBNR loss reserves	13,373	23,853	22,108

Ending gross reserves	$15,777	$31,170	$40,095

Net of Reinsurance
Beginning net reserves	$1,150	$569	$2,683
Incurred loss & LAE	(58)	141	1,257
Calendar year payments	248	(440)	3,371

Ending net reserves	$844	$1,150	$569

Net case loss reserves	$344	$951	$569
Net IBNR loss reserves	500	199	—

Ending net reserves	$844	$1,150	$569

Hurricanes Katrina and Rita

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2005 Hurricanes Katrina and Rita for the periods indicated:

	Year Ended December 31,
In thousands	2012	2011	2010
Gross of Reinsurance
Beginning gross reserves	$19,527	$22,599	$67,038
Incurred loss & LAE	(894)	(1,102)	(2,300)
Calendar year payments	419	1,970	42,139

Ending gross reserves	$18,214	$19,527	$22,599

Gross case loss reserves	$17,812	$19,105	$19,164
Gross IBNR loss reserves	402	422	3,435

Ending gross reserves	$18,214	$19,527	$22,599

Net of Reinsurance
Beginning net reserves	$40	$90	$3,536
Incurred loss & LAE	38	(148)	(3,559)
Calendar year payments	11	(98)	(113)

Ending net reserves	$67	$40	$90

Net case loss reserves	$32	$4	$44
Net IBNR loss reserves	35	36	46

Ending net reserves	$67	$40	$90

The reduction in incurred loss and LAE shown for the 2008 Hurricanes was due to the release of IBNR on Hurricane Ike during the first quarter 2012. The takedown of IBNR on this loss event was a result of an evaluation of the reported losses over 2010 and 2011. The result of this review was a reduction to Hurricane Ike IBNR as the Company determined that the IBNR reserves for this loss event should be reduced to be in line with our ultimate loss expectations on this event.

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

The reserves for asbestos exposures as of December 31, 2012 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years (two other large settled claims were fully paid in 2007); (ii) other insureds not directly involved in the manufacturing or distribution of asbestos products, but that have more than incidental asbestos exposure for their purchase or use of products that contained asbestos; and (iii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.

There can be no assurances that material loss development may not arise in the future from existing asbestos claims or new claims given the evolving and complex legal environment that may directly impact the outcome of the asbestos exposures of our insureds.

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for our asbestos exposures for the periods indicated:

	Year Ended December 31,
In thousands	2012	2011	2010
Gross of Reinsurance
Beginning gross reserves	$19,830	$20,513	$20,556
Incurred loss & LAE	5,032	128	638
Calendar year payments	639	811	681

Ending gross reserves	$24,223	$19,830	$20,513

Gross case loss reserves	$21,958	$13,565	$14,248
Gross IBNR loss reserves	2,265	6,265	6,265

Ending gross reserves	$24,223	$19,830	$20,513

Net of Reinsurance
Beginning net reserves	$15,089	$15,161	$15,172
Incurred loss & LAE	(317)	(780)	278
Calendar year payments	295	(708)	289

Ending net reserves	$14,477	$15,089	$15,161

Net case loss reserves	$12,417	$9,029	$9,101
Net IBNR loss reserves	2,060	6,060	6,060

Ending net reserves	$14,477	$15,089	$15,161

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the years ended December 31, 2012, 2011 and 2010 was 15.5% 16.0% and 16.5%, respectively. The decrease in commission expense for the year ended December 31, 2012 compared to the same period in 2011 can be attributed to changes in the mix of business and to a lesser extent an increase in the ceding commission on the new quota share program for our offshore energy business, partially offset by additional RRPs in 2012 in connection with loss events from our Marine business. The slight decrease in the commission expense ratio for the year ended December 31, 2011 when compared to the same period in 2010 can be attributed to the impact of RRPs recorded in 2010, which reduced net earned premiums and in turn increased the commission expense ratio in 2010.

Other Operating Expenses

Other operating expenses increased to $159.1 million for the year ended December 31, 2012 from $138.0 million for the same period in 2011 primarily due to continued investments in new underwriting teams closely aligned with business growth and an increase in incentive compensation, which is largely impacted by a reversal of stock grants expense recorded for 2011 related to performance based awards that were not expected to vest, and to a lesser extent the issuance of additional performance and non-performance restricted stock grants in 2012. Refer to Note 15, Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan, in the Notes to Consolidated Financial Statements for additional information regarding our expense for restricted stock grants.

Other operating expenses decreased to $138.0 million for the year ended December 31, 2011 from $139.7 million for the same period in 2010. The decrease was primarily due to a reduction in stock grant expense related to performance based awards that are not expected to vest, partially offset by increased expenses for continued investments in new underwriting teams.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense was $8.2 million for each of the years ended December 31, 2012, 2011 and 2010.

Income Taxes

We recorded income tax expense of $28.0 million, $7.1 million and $29.3 million for the years ended December 31, 2012, 2011 and 2010 respectively. The effective tax rates were 30.5%, 21.8% and 29.6% for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in effective tax rate from 2011 to 2012 resulted primarily from a higher percentage of pre-tax income being subject to the maximum federal income tax rate in 2012, due in part to net realized gains on the sales of investments. The effective tax rate on net investment income was 26.8%, 27.6% and 27.0% for the years ended December 31, 2012, 2011 and 2010 respectively.

As of December 31, 2012, the net deferred federal, foreign, state and local tax assets were $3.2 million, compared to net deferred tax liabilities of $6.3 million as of December 31, 2011 with the change primarily due to the increase in the deferred tax asset for unearned premium reserve, in line with the growth of our business.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.5 million and $0.2 million as of December 31, 2012 and 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million for both December 31, 2012 and 2011. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of December 31, 2012 expire from 2023 to 2031. Refer to Footnote 7, Income Taxes, included herein, for further detail on the temporary differences that give rise to federal, foreign, state and local deferred tax assets or liabilities.

The Company has not provided for U.S. income taxes on approximately $17.9 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $1.8 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

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

Insurance Companies

The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty. They are primarily engaged in underwriting marine insurance and related lines of business, specialty insurance lines of business, including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses, specialty assumed reinsurance business, and professional liability insurance. Navigators Specialty underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty is 100% reinsured by Navigators Insurance Company.

The following table sets forth the results of operations for the Insurance Companies for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			Percentage Change
In thousands	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross written premiums	$921,325	$788,419	$665,505	16.9%	18.5%
Net written premiums	622,956	542,391	429,355	14.9%	26.3%

Net earned premiums	571,439	472,463	438,851	20.9%	7.7%
Net losses and loss adjustment expenses	(417,082)	(341,625)	(280,120)	22.1%	22.0%
Commission expenses	(81,370)	(64,165)	(59,122)	26.8%	8.5%
Other operating expenses	(113,625)	(101,517)	(106,631)	11.9%	-4.8%
Other income (expense)	3,790	3,955	1,698	-4.2%	132.9%

Underwriting profit (loss)	$(36,848)	$(30,889)	$(5,324)	19.3%	NM

Net investment income	46,549	54,164	62,792	-14.1%	-13.7%
Net realized gains (losses)	36,468	12,151	36,057	NM	-66.3%

Income (loss) before income taxes	$46,169	$35,426	$93,525	30.3%	-62.1%

Income tax expense (benefit)	12,686	8,271	27,219	53.4%	-69.6%

Net income (loss)	$33,483	$27,155	$66,306	23.3%	-59.0%

Losses and loss adjustment expenses ratio	73.0%	72.3%	63.8%
Commission expense ratio	14.2%	13.6%	13.5%
Other operating expense ratio (1)	19.2%	20.6%	23.9%

Combined ratio	106.4%	106.5%	101.2%

(1) —	Includes Other operating expenses & Other income (expense)
NM —	Percentage change not meaningful

Our Insurance Companies reported net income of $33.5 million, $27.2 million and $66.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in net income for the year ended December 31, 2012 as compared to the same period in 2011 was largely related to an increase in net realized gains on our investment portfolio, partially offset by a decrease in investment income driven by lower yields and unfavorable underwriting results. The decrease in net income for the year ended December 31, 2011 as compared to the same period in 2010 was largely attributable to an increase in our underwriting loss and a reduction in net realized gains.

Our Insurance Companies combined ratio for the year ended December 31, 2012 was 106.4% compared to 106.5% for the same period in 2011. Our Insurance Companies pre-tax underwriting results decreased by $6.0 million to a $36.8 million underwriting loss for the year ended December 31, 2012 compared to an underwriting loss of $30.9 million for the same period in 2011. The Insurance Companies’ pre-tax underwriting loss in 2012 includes the following:

•	Current accident year loss emergence of $14.5 million from our Agriculture business that was driven by significant drought related crop losses across the U.S.

•	Net loss of $12.8 million, inclusive of $6.3 million in RRPs, related to Superstorm Sandy. Gross of reinsurance the Insurance Companies’ loss related to Superstorm Sandy was approximately $45.2 million.

•	Net losses of $9.9 million, inclusive of $9.2 million in RRPs, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our Insurance Companies’ combined ratio for the year ended December 31, 2011 was 106.5% compared to 101.2% for the same period in 2010. Our Insurance Companies’ pre-tax underwriting loss increased by $25.6 million to $30.9 million as of December 31 2011 compared to $5.3 million for the same period 2010. The Insurance Companies’ pre-tax underwriting loss in 2011 includes the following:

•	2011 accident year energy losses with a net loss of $16.1 million, inclusive of $5.5 million in reinsurance reinstatement premiums, related to drilling operations in the North Sea, Gulf of Mexico and Russia

•	Prior period net reserve deficiencies of $12.1 million largely attributable to significant emergence in our Professional liability business, partially offset by redundancies from our Property Casualty business.

•	2011 accident year loss emergence of approximately $11.0 million related to our Professional liability business, of which approximately $8.0 million was specific to our Directors and Officers liability insurance for both publicly and privately held corporations. The remaining $3.0 million of emergence was specific to our small lawyers and miscellaneous professional liability coverages.

In addition to the net adverse impacts noted above, the increase in our Insurance Companies’ pre-tax underwriting loss in 2011 over 2010 was affected by the mix of business and loss trends.

The Insurance Companies’ combined ratio for the year ended December 31, 2010 was 101.2% and the pre-tax underwriting loss was $5.3 million mostly driven by $13.1 million in RRPs related to the Deepwater Horizon and West Atlas losses, respectively, partially offset by net prior period reserve redundancies of $5.5 million driven by significant redundancies from our Property Casualty business partially offset by loss emergence from our Professional Liability business.

Insurance Companies Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Marine liability	$64,429	$74,429	$77,066	-13.4%	-3.4%
Inland Marine	33,982	33,120	29,986	2.6%	10.4%
Cargo	25,840	23,333	23,179	10.7%	0.7%
Craft/fishing vessels	25,018	21,714	19,948	15.2%	8.9%
Bluewater hull	18,134	18,695	18,531	-3.0%	0.9%
Protection & indemnity	17,767	20,496	17,479	-13.3%	17.3%
Other Marine	14,925	36,713	36,872	-59.3%	-0.4%

Total Marine	$200,095	$228,500	$223,061	-12.4%	2.4%

The Insurance Companies Marine gross written premiums for the year ended December 31, 2012 decreased 12.4% compared to the same period in 2011 primarily due to the transfer of underwriting responsibility of our Transport business, which in the table above is included in Other Marine, to our Lloyd’s Operations. The aforementioned decreases were slightly offset by growth across multiple products driven by an overall increase in renewal rates of 4.4%.

The Insurance Companies’ Marine gross written premiums for the year ended December 31, 2011 increased 2.4% to $228.5 million compared to 2010 primarily due to Inland Marine which increased by 10.5% as a result of new business and a 7.3% increase on renewal rates, and the P&I product which increased by 17.3%, benefiting from reduced competition as a major competitor had stopped writing P&I business. The Transport business also grew from prior year by 11.5% due to an unexpected increase in global trade in 2011. The increases were offset by the reduction of our Customs Bonds business, reported within Other Marine in the table above, which decreased from 2010 due to the termination of an agency agreement as well as the current economy’s impact on the shipping industry. The 2011 Insurance Company Marine average renewal rate increased 1.3% from prior year.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Excess Casualty	$194,306	$130,166	$96,015	49.3%	35.6%
Assumed Reinsurance	181,025	106,496	5,031	70.0%	NM
Primary Casualty	113,423	109,034	98,418	4.0%	10.8%
Energy & Engineering	61,109	57,641	52,789	6.0%	9.2%
Environmental liability	25,815	20,323	8,832	27.0%	130.1%
Other Property & Casualty	15,063	21,627	51,566	-30.4%	-58.1%

Total Property Casualty	$590,741	$445,287	$312,651	32.7%	42.4%

NM —	Percentage change not meaningful

The Insurance Companies Property Casualty gross written premiums for the year ended December 31, 2012 increased 32.7% compared to the same period in 2011. The increases were primarily driven by our assumed reinsurance business written by NavRe as the division continues to achieve successful growth since its establishment in late 2010. Additionally, we experienced growth in our Excess Casualty division resulting from strong production attributable to the expansion of our underwriting team and dislocation of certain competitors.

The Insurance Companies Property Casualty gross written premiums for the year ended December 31, 2011 increased by 42.4% to $445.3 million compared to the same period in 2010. The increase was primarily driven by our recently established assumed reinsurance business, written by NavRe, which produced $106.5 million in gross written premiums for the year ended December 31, 2011. Additionally, we saw growth in our Excess Casualty and Primary Casualty lines due to an increase in underwriting activity resulting from an expansion of our underwriting team and competition dislocation in Excess Casualty. The increases were offset by activity within our Specialty Run-off division, reported within Other Property & Casualty in the table above, which decreased as a result of the sale of our NavPac business to Tower Insurance Company of New York via a renewal rights transaction.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Errors & Omissions	$87,221	$69,275	$56,277	25.9%	23.1%
Management Liability	43,268	45,357	73,516	-4.6%	-38.3%

Total Professional Liability	$130,489	$114,632	$129,793	13.8%	-11.7%

The Insurance Companies Professional Liability gross written premiums for the year ended December 31, 2012 increased 13.8% compared to the same period in 2011. The increase is related to our E&O division and is driven by growth from the real estate product, which produced $19.3 million in gross written premiums in 2012. Additionally, E&O reported an overall 5.7% increase in renewal rates for the year ended December 31, 2012.

The Insurance Companies’ Professional Liability gross written premiums for the year ended December 31, 2011 decreased by 11.7% to $114.6 million compared to prior year primarily due to the reduction in our D&O business as we have implemented a revised underwriting strategy exiting areas that have been identified as having greater volatility and shifted our public company book by emphasizing higher excess layers. Our Noodle business, reported within Management liability in the table above, decreased by 97.4% from the prior year due to the termination of the agency relationship in 2010. The decreases were offset by the E&O business, which increased 37.6% from the prior year due to the success of the real estate product which was established in the third quarter of 2011 and wrote $8.9 million in gross written premium for the year ended December 31, 2011. In addition, the average 2011 Professional Liability renewal rate declined 1.4% from 2010.

Insurance Companies Other Operating Expenses

Other operating expenses for the Insurance Companies increased to $113.6 million for the year ended December 31, 2012 from $101.5 million for the same period in 2011 primarily due to an increase in allocated expenses from NMC and NMUK, which is driven by continued investments in new underwriting teams closely aligned with business growth and an increase in incentive compensation. The increase in incentive compensation is largely impacted by a reversal of stock grants expense recorded in 2011 related to performance based awards that were not expected to vest, and to a lesser extent the issuance of additional performance and non-performance restricted stock grants in 2012.

Other operating expenses for the Insurance Companies decreased to $101.5 million for the year ended December 31, 2011 from $106.6 million for the same period in 2010. The decrease was primarily due to a reduction in allocated expenses from NMC and NHUK due in part to a decrease in stock grant expense related to performance based awards that are not expected to vest, partially offset by increased expenses for continued investments in new underwriting teams.

Lloyd’s Operations

Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations segment includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			Percentage Change
In thousands	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross written premiums	$365,140	$319,797	$321,696	14.2%	-0.6%
Net written premiums	210,699	211,407	224,583	-0.3%	-5.9%

Net earned premiums	210,525	219,182	221,080	-3.9%	-0.9%
Net losses and loss adjustment expenses	(80,351)	(135,372)	(141,035)	-40.6%	-4.0%
Commission expenses	(42,449)	(48,341)	(49,991)	-12.2%	-3.3%
Other operating expenses	(45,454)	(36,512)	(33,112)	24.5%	10.3%
Other income (expense)	47	(657)	3,488	NM	NM

Underwriting profit (loss)	$42,318	$(1,700)	$430	NM	NM

Net investment income	7,551	8,955	8,286	-15.7%	8.1%
Net realized gains (losses)	3,555	(2,354)	3,323	NM	NM

Income (loss) before income taxes	$53,424	$4,901	$12,039	NM	-59.3%

Income tax expense (benefit)	18,620	1,523	4,389	NM	-65.3%

Net income (loss)	$34,804	$3,378	$7,650	NM	-55.8%

Losses and loss adjustment expenses ratio	38.2%	61.8%	63.8%
Commission expense ratio	20.2%	22.1%	22.6%
Other operating expense ratio (1)	21.5%	16.9%	13.4%

Combined ratio	79.9%	100.8%	99.8%

(1) —	Includes Other operating expenses & Other income (expense)
NM —	Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $34.8 million, $3.4 million and $7.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in net income for the year ended December 31, 2012 as compared to the same period in 2011 was largely attributable to stronger underwriting results and to a lesser extent an increase in net realized gains on investments. The decrease in net income for the year ended December 31, 2011 as compared to the same period in 2010 was largely attributable to adverse underwriting activity and current year net realized losses on investments.

Our Lloyd’s Operations combined ratio for the year ended December 31, 2012 was 79.9% compared to 100.8% for the same period in 2011. Our Lloyd’s Operations pre-tax underwriting results increased by $44.0 million to a $42.3 million underwriting profit for the year ended December 31, 2012 compared to a $1.7 million underwriting loss for the same period in 2011. Our Lloyd’s Operations pre-tax underwriting profit in 2012 includes:

•	Net loss of $7.6 million, inclusive of $2.0 million in RRPs, related to Superstorm Sandy. Gross of reinsurance our Lloyd’s Operations loss related to Superstorm Sandy was approximately $21.5 million.

•	Net losses of $4.0 million, inclusive of $1.9 million in RRPs, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

•	Net reserve redundancies of $47.2 million across all businesses and all divisions, most notably Lloyd’s Marine.

Our Lloyd’s Operations combined ratio for the year ended December 31, 2011 was 100.8% compared to 99.8% for the same period in 2010. Our Lloyd’s Operations pre-tax underwriting profit decreased by $2.1 million to a $1.7 million pre-tax underwriting loss for the year ended December 31, 2011 compared to $0.4 million of underwriting profit for the same period in 2010. Our Lloyd’s Operations pre-tax underwriting loss in 2011 includes:

•	2011 accident year energy losses with a net loss of $9.5 million, inclusive of $2.7 million in reinsurance reinstatement premiums, related to drilling operations in the North Sea, Gulf of Mexico and Russia, as well as an onshore industrial site.

•	Sliding scale commission adjustments of $3.3 million related to large loss activity that has reduced our ceding commission benefit on a large loss quota share treaty.

The Lloyd’s Operations combined ratio for the year ended December 31, 2010 was 99.8% and the pre-tax underwriting profit was $0.4 million and included $9.4 million of net losses related to the Deepwater Horizon and West Atlas events.

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity was £184 million ($300 million) in 2012, £175 million ($271 million) in 2011 and £168 million ($264 million) in 2010.

Marine Premiums. The gross written premiums for our Marine business for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Cargo	$57,787	$46,896	$56,682	23.2%	-17.3%
Marine liability	39,417	41,424	53,992	-4.8%	-23.3%
Transport	22,912	6,618	7,238	NM	-8.6%
Specie	21,772	20,611	21,833	5.6%	-5.6%
Energy liability	18,747	12,391	—	51.3%	NM
Marine excess-of-loss reinsurance	15,309	16,730	14,380	-8.5%	16.3%
War	11,520	12,856	9,965	-10.4%	29.0%
Bluewater hull	6,959	10,036	18,633	-30.7%	-46.1%

Total Marine	$194,423	$167,562	$182,723	16.0%	-8.3%

NM —	Percentage change not meaningful

The Lloyd’s Operations Marine gross written premiums for the year ended December 31, 2012 increased 16.0% compared to the same period in 2011. The increase in Lloyd’s Marine is primarily related to growth within Cargo and the transfer of the Transport business to the Lloyd’s Operations from the U.K. Branch.

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

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Energy & Engineering:
Offshore energy	$53,915	$46,212	$43,479	16.7%	6.3%
Engineering and construction	36,178	32,292	23,411	12.0%	37.9%
Onshore energy	30,658	30,247	17,349	1.4%	74.3%

Energy & Engineering	120,751	108,751	84,239	11.0%	29.1%
Other Property Casualty	6,277	6,387	10,560	-1.7%	-39.5%

Total Property Casualty	$127,028	$115,138	$94,799	10.3%	21.5%

The Lloyd’s Operations Property Casualty gross written premiums for the year ended December 31, 2012 increased 10.3% compared to the same period in 2011. The increase is primarily due to growth within the Offshore Energy book due to new business opportunities. In addition, Property Casualty benefited from increases in average renewal rates of 7.4%.

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

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Management Liability	$32,036	$27,895	$30,777	14.8%	-9.4%
Errors & Omissions	11,653	9,202	13,397	26.6%	-31.3%

Total Professional Liability	$43,689	$37,097	$44,174	17.8%	-16.0%

The Lloyd’s Operations Professional Liability gross written premiums for the year ended December 31, 2012 increased 17.8% compared to the same period in 2011 primarily as a result of new business in both lines.

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

Lloyd’s Operations Other Operating Expenses

Other operating expenses for our Lloyd’s Operations increased to $45.5 million for the year ended December 31, 2012 from $36.5 million for the same period in 2011 primarily due to an increase in direct expenses, as well as allocated expenses from NMC, mostly driven by an increase in incentive compensation. The increase in incentive compensation is largely impacted by a reversal of stock grants expense recorded in 2011 related to performance based awards that were not expected to vest, and to a lesser extent the issuance of additional performance and non-performance restricted stock grants in 2012. As a percentage of net earned premiums, Lloyd’s operating expenses for 2012 were higher at 21.5% as compared to 16.9% for the same period in 2011 due in part to additional RRP’s in 2012 in connection with loss events from our Lloyd’s Marine business as well as the increase in allocated expenses from NMC.

Off-Balance Sheet Transactions

We have no material off-balance sheet transactions with the exception of our letter of credit facility. For a discussion of our letter of credit facility, refer to “Capital Resources”.

Tabular Disclosure of Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2012:

	Payments Due by Period
In thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for losses and LAE (1)	$2,097,048	$649,010	$778,753	$387,788	$281,497
7% Senior Notes (2)	143,175	8,050	16,100	119,025	—
Operating Leases	40,469	9,548	15,951	10,738	4,232

Total	$2,280,692	$666,608	$810,804	$517,551	$285,729

(1)	The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amount in the above table excludes reinsurance recoveries of $880.1 million. Refer to “Business—Loss Reserves” included herein.
(2)	Includes interest payments.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of December 31, 2012 and 2011, our capital resources were as follows:

	December 31,
In thousands	2012	2011
Senior debt	$114,424	$114,276
Stockholders’ equity	879,485	803,435

Total capitalization	$993,909	$917,711

Ratio of debt to total capitalization	11.5%	12.5%

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

In July 2012, we filed a universal shelf registration statement with the SEC. This registration statement, which expires in July 2015, allows for the future possible offer and sale by the Company of up to $500 million in the aggregate of various types of securities including common stock, preferred stock, debt securities, depositary shares, warrants, units or stock purchase contracts and stock purchase units. The shelf registration statement enables us to efficiently access the public equity or debt markets in order to meet future capital needs, if necessary. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Since the issuance of the senior debt in April 2006, the Parent Company’s cash obligations primarily consist of semi-annual interest payments on the senior debt, which are currently $4.0 million. Going forward, the interest payments may be made from funds currently at the Parent Company or dividends from its subsidiaries.

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of December 31, 2012, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2013 without prior regulatory approval is $68.3 million. Navigators Insurance Company paid $15.0 million, $45.0 million and $40.0 million in dividends to the Parent Company in 2012, 2011 and 2010, respectively.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of December 31, 2012 that amount was $8.6 million (£5.3 million).

Refer to Note 14, Dividends and Statutory Financial Information, in the Notes to Consolidated Financial Statements for additional information regarding dividends, including dividend restrictions and net assets available for dividend distribution.

Condensed Parent Company balance sheets as of December 31, 2012 and 2011 are shown in the table below:

In thousands	December 31, 2012	December 31, 2011
Cash and investments	$15,026	$8,315
Investments in subsidiaries	955,024	895,047
Goodwill and other intangible assets	2,534	2,534
Other assets	23,219	13,806

Total assets	$995,803	$919,702

Senior Notes	$114,424	$114,276
Accounts payable and other liabilities	552	649
Accrued interest payable	1,342	1,342

Total liabilities	$116,318	$116,267

Stockholders’ equity	$879,485	$803,435

Total liabilities and stockholders’ equity	$995,803	$919,702

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2012, letters of credit with an aggregate face amount of $145.2 million were outstanding under the credit facility and we have $0.8 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of December 31, 2012.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of December 31, 2012 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

Generally, for pro rata or quota share reinsurers, we issue quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled within 30-45 days. We have the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $0.5 million to $1.0 million) as set forth in the pro rata treaty. For the Insurance Companies, cash calls must generally be paid within 30 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings have historically on average been paid within 45 calendar days.

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

Liquidity

Consolidated Cash Flows

Net cash provided by operating activities for the year ended December 31, 2012 was $96.7 million compared to approximately $118 million for the years ended December 31, 2011, and 2010, respectively. The decrease in cash flow from operations was due to an increase in claims payments, partially offset by improved collections on reinsurance recoverables as well as premiums receivables.

Net cash used in investing activities was $179.8 million for the year ended December 31, 2012 as compared to net cash provided by investing activities of $66.0 million for the same period in 2011 and net cash used in investing activities of $36.5 million for the same period in 2010. Fluctuations in cash provided by, or used in, investing activities is primarily due to the ongoing management of our investment portfolio.

Net cash provided by financing activities was $1.1 million for the year ended December 31, 2012 compared to net cash used in financing activities of $88.8 million and $50.5 million for the years ended December 31, 2011 and 2010. The significant reduction in the use of cash by financing activities is primarily related to repurchases of the Parent Company’s common stock under our share repurchase program which expired on December 31, 2011 and was not renewed.

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

Investments

As of December 31, 2012, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $18.6 million, consists of investment grade bonds. As of December 31, 2012, our portfolio had a duration of 3.6 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of December 31, 2012 and 2011, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of December 31, 2012 and 2011. The tables below include OTTI securities recognized within OCI.

	December 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$336,070	$8,979	$(383)	$327,474
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542
Residential mortgage obligations	23,148	8	(2,848)	25,988
Asset-backed securities	48,934	695	(75)	48,314
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119

Subtotal	$683,976	$28,532	$(3,519)	$658,963
Corporate bonds	457,187	15,743	(6,772)	448,216

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710
Equity securities—common stocks	95,849	23,240	(958)	73,567
Short-term investments	122,220	—	—	122,220
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857

The total non-credit OTTI on debt securities included in other comprehensive income as of December 31, 2011 was $1.7 million. As of December 31, 2012 due to appreciation in the fair value, the debt securities for which non-credit OTTI was previously recognized are now in an unrealized gain position of twenty thousand.

The fair value of the Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. The Company does not have the intent to sell nor is it more likely than not that it will have to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, the Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Invested assets increased in 2012 since the prior comparable periods for 2011 and 2010 primarily due to unrealized gains and cash flow from operations. The annualized pre-tax yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.4%, 3.0% and 3.5% for the years ended December 31, 2012, 2011 and 2010, respectively. The 2.4% and 3.0% annualized pre-tax yield for the years ended December 31, 2012 and 2011 include investment expenses of $4.5 million and $4.7 million, respectively, for a total of $9.2 million, of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. In addition, investment expenses for the year ended December 31, 2012 includes a $2.8 million investment performance fee. Excluding the impact of the aforementioned interest expense and investment performance fee, the annualized pre-tax yield for the year ended December 31, 2012 and 2011 would have been 2.7% and 3.2%, reflective of the general decline in market yields.

The tax equivalent yields for the years ended December 31, 2012, 2011 and 2010 on a consolidated basis were 2.6%, 3.5% and 4.0%, respectively. The portfolio duration was 3.6 years for both the years ended December 31, 2012 and 2011. Since the beginning of 2012, the tax-exempt portion of our investment portfolio has decreased by $91.8 million to approximately 13.2% of the fixed maturities investment portfolio as of December 31, 2012 compared to approximately 19.7% at December 31, 2011.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of December 31, 2012 are shown in the following table:

	December 31, 2012
In thousands	Fair Value	Amortized Cost
Due in one year or less	$107,224	$106,500
Due after one year through five years	801,129	780,715
Due after five years through ten years	356,251	333,257
Due after ten years	178,889	168,967
Mortgage- and asset-backed securities	678,340	645,326

Total	$2,121,833	$2,034,765

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.0 years.

The following table sets forth the amount and percentage of our fixed maturities as of December 31, 2012 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	December 31, 2012
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$316,511	15%
Very strong	AA	1,257,209	59%
Strong	A	369,620	17%
Adequate	BBB	159,943	8%
Speculative	BB & Below	14,780	1%
Not rated	NR	3,770	0%

Total	AA	$2,121,833	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of December 31, 2012 and 2011:

	December 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
U.S. Treasury bonds	$414,503	$4,441	$(10)	$410,072
Agency bonds	155,465	3,331	(11)	152,145
Foreign government bonds	79,724	882	(15)	78,857

Total	$649,692	$8,654	$(36)	$641,074

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
U.S. Treasury bonds	$137,228	$5,422	$—	$131,806
Agency bonds	136,506	2,870	(133)	133,769
Foreign government bonds	62,336	687	(250)	61,899

Total	$336,070	$8,979	$(383)	$327,474

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2012. The securities that are not rated in the table below are primarily state bonds.

In thousands		December 31, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$295,167	$277,663	$17,504
BBB	Baa	24,010	23,311	699
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,770	3,641	129

Total		$322,947	$304,615	$18,332

The following table sets forth the municipal bond holdings by sectors as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	$73,642	23%	$43,195	10%
Prerefunded	22,692	7%	18,636	5%
Revenue	183,096	57%	309,659	75%
Taxable	43,517	13%	39,346	10%

Total	$322,947	100%	$410,836	100%

We own $94.6 million of municipal securities which are credit enhanced by various financial guarantors. As of December 31, 2012, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of December 31, 2012:

	December 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$132,595	$4,657	$(198)	$128,136
FNMA	193,901	7,230	(6)	186,677
FHLMC	57,949	1,765	—	56,184

Total agency mortgage-backed securities	$384,445	$13,652	$(204)	$370,997

Residential mortgage-backed securities:
Prime	$12,492	$217	$(440)	$12,715
Alt-A	2,119	40	(109)	2,188
Subprime	699	26	—	673
Non-US RMBS	23,382	770	—	22,612

Total residential mortgage-backed securities	$38,692	$1,053	$(549)	$38,188

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2012:

In thousands		December 31, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$24,363	$23,563	$800
BBB	Baa	2,257	2,311	(54)
BB	Ba	1,460	1,505	(45)
B	B	2,777	2,852	(75)
CCC or lower	Caa or lower	7,835	7,957	(122)
NR	NR	—	—	—

Total		$38,692	$38,188	$504

Details of the collateral of our asset-backed securities portfolio as of December 31, 2012 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$3,792	$5,462	$—	$—	$—	$—	$9,254	$9,030	$224
Credit cards	13,993	—	—	—	—	—	13,993	13,500	493
Time Share	—	—	17,504	—	—	—	17,504	17,169	335
Student Loans	5,564	3,488	—	—	—	—	9,052	9,036	16
Miscellaneous	579	—	—	—	—	—	579	563	16

Total	$23,928	$8,950	$17,504	$—	$—	$—	$50,382	$49,298	$1,084

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2012:

In thousands		December 31, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$204,821	$186,843	$17,978
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$204,821	$186,843	$17,978

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2012:

In thousands		December 31, 2012
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Book Value	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$334,471	$314,475	$19,996
BBB	Baa	133,675	126,725	6,950
BB	Ba	2,708	2,550	158
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$470,854	$443,750	$27,104

The company holds non-sovereign European securities of $83.2 million at fair value and $80.8 million at amortized cost, primarily in the investment portfolio. This represents 3.7% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $37.4 million followed by the Netherlands with a total of $33.2 million. We have no direct material exposure to Greece, Portugal, Italy or Spain as of December 31, 2012.

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2012 and 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	December 31, 2012			December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	8	$23,760	$22	7	$58,587	$98
7-12 months	3	14,118	11	—	—	—
> 12 months	1	4,652	3	2	6,883	285

Subtotal	12	$42,530	$36	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	10	$21,299	$325	7	$5,894	$72
7-12 months	—	—	—	1	216	1
> 12 months	4	2,908	55	5	2,420	35

Subtotal	14	$24,207	$380	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	10	$62,516	$174	3	$5,087	$3
7-12 months	2	1,671	30	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	12	$64,187	$204	3	$5,087	$3
Residential mortgage obligations
0-6 months	6	$1,825	$22	6	$6,672	$184
7-12 months	—	—	—	7	5,250	313
> 12 months	35	7,252	527	47	10,749	2,351

Subtotal	41	$9,077	$549	60	$22,671	$2,848
Asset-backed securities
0-6 months	—	$—	$—	2	$4,933	$12
7-12 months	—	—	—	5	6,645	63
> 12 months	2	2,369	49	1	2	—

Subtotal	2	$2,369	$49	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	7	$2,639	$7	6	$5,465	$29
7-12 months	—	—	—	3	6,840	550
> 12 months	5	845	11	3	1,503	14

Subtotal	12	$3,484	$18	12	$13,808	$593
Corporate bonds
0-6 months	2	$3,528	$6	52	$135,516	$4,539
7-12 months	—	—	—	18	27,561	1,457
> 12 months	4	6,689	19	8	14,898	776

Subtotal	6	$10,217	$25	78	$177,975	$6,772

Total fixed maturities	99	$156,071	$1,261	183	$305,121	$10,782

Equity securities - common stocks
0-6 months	13	$23,345	$522	4	$3,320	$587
7-12 months	1	1,943	104	1	1,629	371
> 12 months	—	—	—	—	—	—

Total equity securities	14	$25,288	$626	5	$4,949	$958

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

As of December 31, 2012 and 2011, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.2 million and $1.4 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturity securities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of December 31, 2012:

		December 31, 2012
In thousands		Gross Unrealized Loss		Fair Value
Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$627	50%	$136,335	87%
BBB	Baa	150	12%	12,323	8%
BB	Ba	54	4%	962	1%
B	B	96	8%	2,126	1%
CCC or lower	Caa or lower	334	26%	4,325	3%
NR	NR	—	0%	—	0%

Total		$1,261	100%	$156,071	100%

As of December 31, 2012, the gross unrealized losses in the table above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.5 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of December 31, 2012 is presented in the following table:

	December 31, 2012
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$7	1%	$8,560	5%
Due after one year through five years	62	5%	33,336	21%
Due after five years through ten years	89	7%	6,157	4%
Due after ten years	283	22%	28,901	19%
Mortgage- and asset-backed securities	820	65%	79,117	51%

Total	$1,261	100%	$156,071	100%

The following table summarizes the gross unrealized investment losses by length of time that the fair value continues to be less than 80% of amortized cost as of December 31, 2012:

	December 31, 2012
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	—	—
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	32	—	32

Total	$32	$—	$32

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	1	$109	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	1	55	19	2,616	18	1,835
Asset-backed securities	—	—	—	—	—	—
Equities	3	847	2	892	2	387

Total	4	$902	22	$3,617	20	$2,222

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		44		1,632		1,142
Asset-backed securities		—		—		—
Equities		—		—		—

Total		$44		$1,632		$1,142

Impairment losses recognized in earnings:
Corporate and other bonds		$—		$109		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		11		984		693
Asset-backed securities		—		—		—
Equities		847		892		387

Total		$858		$1,985		$1,080

During the year ended December 31, 2012 we recognized OTTI losses of $0.9 million related to one non-agency mortgage-backed security and three equity securities. During 2011, we recognized OTTI losses of $2.0 million related to non-agency mortgage-backed securities, two equity securities and one corporate bond. During 2010 we recognized OTTI losses of $1.1 million related to residential mortgage-backed securities and equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2012. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2012 was $2.4 billion of which 87.6% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We do not have any commodity risk exposure.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2012. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest Rate Risk Sensitivity Analysis

Sensitivity analysis is defined as the measurement of potential loss in fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. “Near-term” means a period of time going forward up to one year from the date of the Consolidated Financial Statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by us to mitigate such hypothetical losses in fair value.

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

For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the prices on such securities are less sensitive to changes in interest rates compared to Treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis using holdings as of December 31, 2012.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio as of December 31, 2012.

	Interest Rate Shift in Basis Points
In thousands	-100	-50	0	+50	+100
December 31, 2012:
Total market value	$2,197,158	$2,159,177	$2,121,833	$2,084,064	$2,045,659
Market value change from base	3.55%	1.76%		-1.78%	-3.59%
Change in unrealized value	$75,325	$37,344	$—	$(37,769)	$(76,174)

December 31, 2011:
Total market value	$2,079,845	$2,044,665	$2,010,289	$1,975,712	$1,939,326
Market value change from base	3.46%	1.71%		-1.72%	-3.53%
Change in unrealized value	$69,556	$34,376	$—	$(34,577)	$(70,963)

Equity Price Risk

Our portfolio of equity securities currently valued at $101.3 million, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of December 31, 2012, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	December 31, 2012
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$95.2	$(4.8)	$(9.5)	$(14.3)
Premiums receivable	$28.2	$(1.4)	$(2.8)	$(4.2)
Reinsurance recoverables on paid, unpaid losses and LAE	$48.9	$(2.4)	$(4.9)	$(7.3)
Reserves for losses and loss adjustment expenses	$136.5	$6.8	$13.7	$20.5

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

Management’s Report on Internal Control over Financial Reporting

(a)	Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report in item (b) below.

(b)	Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Navigators Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York

March 1, 2013

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is contained under “Election of Directors” in our 2013 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in our 2013 Proxy Statement, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

Information concerning executive compensation will be contained under “Compensation Discussion and Analysis” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in our 2013 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under our equity compensation plans is contained under “Equity Compensation Plan Information” in our 2012 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and related transactions of our directors and officers is contained under “Related Party Transactions” in our 2013 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2013 Proxy Statement, which information is incorporated herein by reference.

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

The Navigators Group, Inc.
(Company)

Dated: March 1, 2013	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date
/s/ TERENCE N. DEEKS Terence N. Deeks	Chairman	March 1, 2013

/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ CIRO M. DEFALCO Ciro M. DeFalco	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013

/s/ SAUL L. BASCH Saul L. Basch	Director	March 1, 2013

/s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	March 1, 2013

/s/ GEOFFREY E. JOHNSON Geoffrey E. Johnson	Director	March 1, 2013

/s/ JOHN F. KIRBY John F. Kirby	Director	March 1, 2013

/s/ ROBERT V. MENDELSOHN Robert V. Mendelsohn	Director	March 1, 2013

/s/ MARJORIE D. RAINES Marjorie D. Raines	Director	March 1, 2013

/s/ JANICE C. TOMLINSON Janice C. Tomlinson	Director	March 1, 2013

/s/ MARC M. TRACT Marc M. Tract	Director	March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

New York, New York

March 1, 2013

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012, $2,034,765; 2011, $1,816,710)	$2,121,833	$1,888,069
Equity securities, available-for-sale, at fair value (cost: 2012, $85,004; 2011, $73,567)	101,297	95,849
Short-term investments, at cost which approximates fair value	153,788	122,220
Cash	45,336	127,360

Total investments and cash	2,422,254	2,233,498

Premiums receivable	320,182	255,725
Prepaid reinsurance premiums	221,015	164,162
Reinsurance recoverable on paid losses	49,282	43,791
Reinsurance recoverable on unpaid losses and loss adjustment expenses	880,139	845,445
Deferred policy acquisition costs	61,005	63,984
Accrued investment income	12,587	14,492
Goodwill and other intangible assets	7,093	6,869
Current income tax receivable, net	—	15,391
Deferred income tax, net	3,216	—
Receivable for investments sold	4,310	—
Other assets	26,587	26,650

Total assets	$4,007,670	$3,670,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,097,048	$2,082,679
Unearned premiums	642,407	532,628
Reinsurance balances payable	165,813	108,699
Senior Notes	114,424	114,276
Current income tax payable, net	2,133	—
Deferred income tax, net	—	6,291
Payable for invstments purchased	58,345	—
Accounts payable and other liabilities	48,015	21,999

Total liabilities	3,128,185	2,866,572

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,558,046 shares for 2012 and 17,467,615 shares for 2011	1,755	1,746
Additional paid-in capital	329,452	322,133
Treasury stock, at cost (3,511,380 shares for 2012 and 2011)	(155,801)	(155,801)
Retained earnings	628,871	565,109
Accumulated other comprehensive income	75,208	70,248

Total stockholders’ equity	879,485	803,435

Total liabilities and stockholders’ equity	$4,007,670	$3,670,007

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Gross written premiums	$1,286,465	$1,108,216	$987,201

Revenues:
Net written premiums	$833,655	$753,798	$653,938
Change in unearned premiums	(51,691)	(62,153)	5,993

Net earned premiums	781,964	691,645	659,931
Net investment income	54,248	63,500	71,662
Total other-than-temporary impairment losses	(902)	(3,617)	(2,222)
Portion of loss recognized in other comprehensive income (before tax)	44	1,632	1,142

Net other-than-temporary impairment losses recognized in earnings	(858)	(1,985)	(1,080)
Net realized gains (losses)	41,074	11,996	41,319
Other income (expense)	1,488	1,229	5,143

Total revenues	877,916	766,385	776,975

Expenses:
Net losses and loss adjustment expenses	497,433	476,997	421,155
Commission expenses	121,470	110,437	109,113
Other operating expenses	159,079	138,029	139,700
Interest expense	8,198	8,188	8,178

Total expenses	786,180	733,651	678,146

Income (loss) before income taxes	91,736	32,734	98,829

Income tax expense (benefit)	27,974	7,137	29,251

Net income (loss)	$63,762	$25,597	$69,578

Net income per common share:
Basic	$4.54	$1.71	$4.33
Diluted	$4.45	$1.69	$4.24
Average common shares outstanding:
Basic	14,052,311	14,980,429	16,064,770
Diluted	14,327,820	15,183,285	16,415,266

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$63,762	$25,597	$69,578

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $13,136, $17,776 and $9,242 in 2012, 2011 and 2010, respectively	$24,350	$34,276	$16,137
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $10,314, $2,588 and $9,045 in 2012, 2011 and 2010, respectively	(19,154)	(4,807)	(16,797)

Change in net unrealized gains (losses on investments)	5,196	29,469	(660)
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $612, $39 and $2,045 in 2012, 2011 and 2010, respectively	$1,135	$72	$(3,798)
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $16, $84 and $524 in 2012, 2011 and 2010, respectively	(29)	(155)	974

Change in other-than-temporary impairments	1,106	(83)	(2,824)
Change in foreign currency translation gains (losses), net of deferred tax of $521, $192 and $157 in 2012, 2011 and 2010, respectively	(1,342)	401	290

Other comprehensive income (loss)	4,960	29,787	(3,194)

Comprehensive income (loss)	$68,722	$55,384	$66,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2009	17,212,814	$1,721	$304,505	366,330	$(18,296)	$469,934	$43,655	$801,519
Net income	—	—	—	—	—	69,578	—	69,578
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(660)	(660)
Change in net non-credit other- than-temporary impairment losses	—	—	—	—	—	—	(2,824)	(2,824)
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	290	290

Total comprehensive income	—	—	—	—	—	—	(3,194)	(3,194)
Shares issued under stock plan	61,626	7	—	—	—	—	—	7
Share-based compensation	—	—	8,083	—	5,341	—	—	13,424
Treasury stock acquired	—	—		1,165,943	(51,980)	—	—	(51,980)

Balance, December 31, 2010	17,274,440	$1,728	$312,588	1,532,273	$(64,935)	$539,512	$40,461	$829,354

Net income	—	—	—	—	—	25,597	—	25,597
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	29,469	29,469
Change in net non-credit other- than-temporary impairment losses	—	—	—	—	—	—	(83)	(83)
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	401	401

Total comprehensive income	—	—	—	—	—	—	29,787	29,787
Shares issued under stock plan	193,175	18	—	—	—	—	—	18
Share-based compensation	—	—	9,545	—	—	—	—	9,545
Treasury stock acquired	—	—		1,979,107	(90,866)	—	—	(90,866)

Balance, December 31, 2011	17,467,615	$1,746	$322,133	3,511,380	$(155,801)	$565,109	$70,248	$803,435

Net income	—	—	—	—	—	63,762	—	63,762
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	5,196	5,196
Change in net non-credit other- than-temporary impairment losses	—	—	—	—	—	—	1,106	1,106
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(1,342)	(1,342)

Total comprehensive income	—	—	—	—	—	—	4,960	4,960
Shares issued under stock plan	90,431	9	(61)	—	—	—	—	(52)
Share-based compensation	—	—	7,380	—	—	—	—	7,380

Balance, December 31, 2012	17,558,046	$1,755	$329,452	3,511,380	$(155,801)	$628,871	$75,208	$879,485

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$63,762	$25,597	$69,578
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	5,931	4,059	4,362
Deferred income taxes	(11,414)	6,224	17,189
Net realized (gains) losses	(41,074)	(11,996)	(41,319)
Net other-than-temporary losses recognized in earnings	858	1,985	1,080
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(40,185)	10,084	(17,359)
Reserves for losses and loss adjustment expenses	14,369	98,879	67,701
Prepaid reinsurance premiums	(56,853)	(7,477)	5,298
Unearned premiums	109,778	69,602	(10,990)
Premiums receivable	(64,457)	(75,973)	4,415
Deferred policy acquisition costs	2,979	(8,815)	1,212
Accrued investment income	1,905	961	1,856
Reinsurance balances payable	57,114	2,865	7,450
Current income taxes	17,523	(17,226)	3,092
Other	36,503	19,569	4,656

Net cash provided by (used in) operating activities	96,739	118,338	118,221

Investing activities:
Fixed maturities
Redemptions and maturities	188,282	166,657	206,461
Sales	1,319,404	666,976	1,191,796
Purchases	(1,711,080)	(803,568)	(1,439,725)
Equity securities
Sales	39,503	73,590	6,942
Purchases	(37,587)	(75,894)	(23,123)
Change in payable for securities	56,543	12,432	1,043
Net change in short-term investments	(31,568)	30,384	22,713
Purchase of property and equipment	(3,336)	(4,571)	(2,568)

Net cash provided by (used in) investing activities	(179,839)	66,006	(36,461)

Financing activities:
Purchase of treasury stock	—	(90,866)	(51,980)
Proceeds of stock issued from employee stock purchase plan	672	945	868
Proceeds of stock issued from exercise of stock options	404	1,169	611

Net cash provided by (used in) financing activities	1,076	(88,752)	(50,501)

Increase (decrease) in cash	(82,024)	95,592	31,259
Cash at beginning of year	127,360	31,768	509

Cash at end of period	$45,336	$127,360	$31,768

Supplemental cash information:
Income taxes paid, net	$19,602	$14,145	$6,398
Interest paid	$8,050	$8,050	$8,050
Issuance of stock to directors	$242	$210	$190

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2012, 2011 and 2010 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. For financial information by segment, refer to Note 3, Segment Information, to the Consolidated Financial Statements.

Significant Accounting Policies

Cash

Cash includes cash on hand, demand deposits with banks and treasury bills with original maturities of less than 90 days.

Investments

As of December 31, 2012 and 2011, all fixed maturity and equity securities held by the Company were carried at fair value and classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income as a separate component of stockholders’ equity. Fixed maturity securities include bonds, mortgage-backed and asset-backed securities. Equity securities consist of common stock.

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

Syndicate 1221

Syndicate 1221 reports the amount of premiums, claims, and expenses recorded in an underwriting account for a particular year over a three year period. Traditionally, three years has been necessary to report substantially all premiums associated with an underwriting year and to report most of the related claims, although claims may remain unsettled after the underwriting year is closed. Syndicate 1221 typically closes an underwriting year by reinsuring outstanding claims in that underwriting year with the next underwriting year. Only profits from closed underwriting years of account are distributed to NCUL. Profits from open underwriting years of account are not available and therefore not distributed to NCUL until the end of the three year period.

The Company’s participation in Lloyd’s Syndicate 1221 is accounted for under US GAAP and includes all of the assets, liabilities, revenues and expenses of Syndicate1221. Adjustments are recorded to recognize underwriting results as incurred in the specific year and not over a three year period. Syndicate 1221 is not a separate legal entity. Refer to Note 10, Lloyd’s Syndicate 1221, for additional information.

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

A portion of our premium is estimated for unreported premium, mostly for the Marine business written by our U.K. Branch and Lloyd’s Operations as well as the Accident & Health and Latin American & Caribbean property casualty and surety reinsurance business written by NavRe. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Deferred Policy Acquisition Costs

Costs of acquiring business which vary with and are directly related to the production of new or renewal business are deferred and amortized ratably over the period that the related premiums are recognized as revenue. Such costs primarily include commission expense, other underwriting expenses and premium taxes are limited to the incremental direct costs related to the successful acquisition of new or renewal business. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses, commission expense and operating expenses based on historical and current experience as well as anticipated investment income.

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

Goodwill and Other Intangible Assets

The Company has recorded goodwill in connection with various acquisitions over the years. Goodwill represents the excess of cost of acquiring a business enterprise over the fair value of the net assets acquired. The Company has also recorded indefinite lived intangible assets related to the acquisition of the remaining non-controlled stamp capacity of Lloyd’s Syndicate 1221. Goodwill and indefinite lived intangible assets are reported at carrying value and are tested for impairment at least annually. Goodwill and indefinite lived intangible assets are impaired if the estimated fair value is less than its carrying value. Any impairment loss is measured as the difference between the implied fair value and the carrying value. This Company did not recognize an impairment on goodwill or the indefinite lived intangible assets for any of the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, the carrying value of goodwill and indefinite lived intangible assets was $7.1 million, consisting of $2.5 million and $2.4 million of goodwill assigned to NMC and our Lloyd’s Operations, respectively, and $2.2 million of indefinite lived intangible assets assigned to our Lloyd’s Operations. As of December 31, 2011, the carrying value of goodwill and indefinite lived intangible assets was $6.9 million, consisting of $2.5 million and $2.3 million of goodwill assigned to NMC and our Lloyd’s Operations, respectively, and $2.1 million of indefinite lived intangible assets assigned to our Lloyd’s Operations. Changes in the carrying value of the goodwill and indefinite lived intangible assets are due to fluctuations in currency exchange rates between the U.S. dollar and the British pound.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The accounting estimates that are viewed by management as critical are those in connection with reserves for losses and loss adjustment expenses, reinsurance recoverables, written and unearned premiums, deferred tax assets, impairment of invested assets and accounting for Lloyd’s results. Refer to “Management’s Discussion of Financial Condition and Results of Operations – Critical Accounting Estimates” for expanded disclosure on management’s use of estimates and assumptions.

Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08 amending Codification topic 350 – Intangibles – Goodwill and Other. The amendment simplifies how goodwill is tested for impairment by permitting entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two step goodwill impairment test. The amendment is effective for the interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this amendment had no impact on the Company’s consolidated financial condition, results of operations or cash flows.

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

In October 2010, the FASB issued ASU 2010-26 amending Codification Topic 944 – Financial Services – Insurance; Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The amendment clarifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In addition, the amendment limits deferrable costs that can be capitalized to those that are incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods within a fiscal year, beginning after December 15, 2011. The guidance is to be applied prospectively upon effectiveness of the amendment, with retrospective application permitted, but not required. The Company adopted this guidance prospectively in the first quarter of 2012. The amount of acquisition costs capitalized during the current year under the adopted guidance compared with the amount of acquisition costs that would have been capitalized during the year if the entity’s previous policy had been applied resulted in decreases in amounts capitalized of $4.2 million for the twelve months ended December 31, 2012, respectively.

Recent Accounting Developments

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

Note 2. Earnings Per Share

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
In thousands, except share and per share amounts	2012	2011	2010
Net income (loss)	$63,762	$25,597	$69,578
Basic weighted average shares	14,052,311	14,980,429	16,064,770
Effect of common stock equivalents:
Assumed exercise of stock options and vesting of stock grants	275,509	202,856	350,496

Diluted weighted average shares	14,327,820	15,183,285	16,415,266
Net income (loss) per common share:
Basic	$4.54	$1.71	$4.33

Diluted	$4.45	$1.69	$4.24

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

The Insurance Companies consist of Navigators Insurance Company, including its U.K. Branch, and its wholly-owned subsidiary, Navigators Specialty Insurance Company (“Navigators Specialty”). They are primarily engaged in underwriting marine insurance and related lines of business, specialty insurance lines of business, including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses, specialty assumed reinsurance business, and professional liability insurance. Navigators Specialty underwrites specialty and professional liability insurance on an excess and surplus lines basis. Navigators Specialty is 100% reinsured by Navigators Insurance Company.

The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. The Lloyd’s Operations includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

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

Financial data by segment for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Year Ended December 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$921,325	$365,140	$—	$1,286,465
Net written premiums	622,956	210,699	—	833,655

Net earned premiums	571,439	210,525	—	781,964
Net losses and loss adjustment expenses	(417,082)	(80,351)	—	(497,433)
Commission expenses	(81,370)	(42,449)	2,349	(121,470)
Other operating expenses	(113,625)	(45,454)	—	(159,079)
Other income (expense)	3,790	47	(2,349)	1,488

Underwriting profit (loss)	$(36,848)	$42,318	$—	$5,470

Net investment income	46,549	7,551	148	54,248
Net realized gains (losses)	36,468	3,555	193	40,216
Interest expense	—	—	(8,198)	(8,198)

Income (loss) before income taxes	$46,169	$53,424	$(7,857)	$91,736

Income tax expense (benefit)	12,686	18,620	(3,332)	27,974

Net income (loss)	$33,483	$34,804	$(4,525)	$63,762

Identifiable assets	$3,036,489	$928,448	$42,733	$4,007,670

Losses and loss adjustment expenses ratio	73.0%	38.2%		63.6%
Commission expense ratio	14.2%	20.2%		15.5%
Other operating expense ratio (2)	19.2%	21.5%		20.2%

Combined ratio	106.4%	79.9%		99.3%

(1) —	Includes Corporate segment intercompany eliminations.
(2) —	Includes Other operating expenses and Other income.

	Year Ended December 31, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$788,419	$319,797	$—	$1,108,216
Net written premiums	542,391	211,407	—	753,798

Net earned premiums	472,463	219,182	—	691,645
Net losses and loss adjustment expenses	(341,625)	(135,372)	—	(476,997)
Commission expenses	(64,165)	(48,341)	2,069	(110,437)
Other operating expenses	(101,517)	(36,512)	—	(138,029)
Other income (expense)	3,955	(657)	(2,069)	1,229

Underwriting profit (loss)	$(30,889)	$(1,700)	$—	$(32,589)

Net investment income	54,164	8,955	381	63,500
Net realized gains (losses)	12,151	(2,354)	214	10,011
Interest expense	—	—	(8,188)	(8,188)

Income (loss) before income taxes	$35,426	$4,901	$(7,593)	$32,734

Income tax expense (benefit)	8,271	1,523	(2,657)	7,137

Net income (loss)	$27,155	$3,378	$(4,936)	$25,597

Identifiable assets	$2,768,930	$865,230	$35,847	$3,670,007

Losses and loss adjustment expenses ratio	72.3%	61.8%		69.0%
Commission expense ratio	13.6%	22.1%		16.0%
Other operating expense ratio (2)	20.6%	16.9%		19.7%

Combined ratio	106.5%	100.8%		104.7%

(1) —	Includes Corporate segment intercompany eliminations.
(2) —	Includes Other operating expenses and Other income.

	Year Ended December 31, 2010
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$665,505	$321,696	$—	$987,201
Net written premiums	429,355	224,583	—	653,938

Net earned premiums	438,851	221,080	—	659,931
Net losses and loss adjustment expenses	(280,120)	(141,035)	—	(421,155)
Commission expenses	(59,122)	(49,991)	—	(109,113)
Other operating expenses	(106,631)	(33,112)	43	(139,700)
Other income (expense)	1,698	3,488	(43)	5,143

Underwriting profit (loss)	$(5,324)	$430	$—	$(4,894)

Net investment income	62,792	8,286	584	71,662
Net realized gains (losses)	36,057	3,323	859	40,239
Interest expense	—	—	(8,178)	(8,178)

Income (loss) before income taxes	$93,525	$12,039	$(6,735)	$98,829

Income tax expense (benefit)	27,219	4,389	(2,357)	29,251

Net income (loss)	$66,306	$7,650	$(4,378)	$69,578

Identifiable assets	$2,623,871	$838,047	$69,541	$3,531,459

Losses and loss adjustment expenses ratio	63.8%	63.8%		63.8%
Commission expense ratio	13.5%	22.6%		16.5%
Other operating expense ratio (2)	23.9%	13.4%		20.4%

Combined ratio	101.2%	99.8%		100.7%

(1) —	Includes Corporate segment intercompany eliminations.
(2) —	Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$200,095	$194,423	$394,518
Property casualty	590,741	127,028	717,769
Professional liability	130,489	43,689	174,178

Total	$921,325	$365,140	$1,286,465

Net written premiums:
Marine	$133,210	$143,600	$276,810
Property casualty	390,168	43,824	433,992
Professional liability	99,578	23,275	122,853

Total	$622,956	$210,699	$833,655

Net earned premiums:
Marine	$142,181	$136,898	$279,079
Property casualty	332,782	52,951	385,733
Professional liability	96,476	20,676	117,152

Total	$571,439	$210,525	$781,964

	Year Ended December 31, 2011
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$228,500	$167,562	$396,062
Property casualty	445,287	115,138	560,425
Professional liability	114,632	37,097	151,729

Total	$788,419	$319,797	$1,108,216

Net written premiums:
Marine	$170,642	$137,206	$307,848
Property casualty	293,758	56,249	350,007
Professional liability	77,991	17,952	95,943

Total	$542,391	$211,407	$753,798

Net earned premiums:
Marine	$169,018	$145,659	$314,677
Property casualty	231,297	55,903	287,200
Professional liability	72,148	17,620	89,768

Total	$472,463	$219,182	$691,645

	Year Ended December 31, 2010
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$223,061	$182,723	$405,784
Property casualty	312,651	94,799	407,450
Professional liability	129,793	44,174	173,967

Total	$665,505	$321,696	$987,201

Net written premiums:
Marine	$151,059	$149,340	$300,399
Property casualty	197,845	54,049	251,894
Professional liability	80,451	21,194	101,645

Total	$429,355	$224,583	$653,938

Net earned premiums:
Marine	$155,846	$149,225	$305,071
Property casualty	200,741	49,852	250,593
Professional liability	82,264	22,003	104,267

Total	$438,851	$221,080	$659,931

The Insurance Companies’ net earned premiums include $63.9 million, $88.3 million and $86.1 million of net earned premiums from the U.K. Branch for 2012, 2011 and 2010, respectively.

Note 4. Investments

The following tables set forth the Company’s cash and investments as of December 31, 2012 and 2011. The tables below include OTTI securities recognized within OCI.

	December 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

	December 31, 2011
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$336,070	$8,979	$(383)	$327,474
States, municipalities and political subdivisions	410,836	28,887	(108)	382,057
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	395,860	17,321	(3)	378,542
Residential mortgage obligations	23,148	8	(2,848)	25,988
Asset-backed securities	48,934	695	(75)	48,314
Commercial mortgage-backed securities	216,034	10,508	(593)	206,119

Subtotal	$683,976	$28,532	$(3,519)	$658,963
Corporate bonds	457,187	15,743	(6,772)	448,216

Total fixed maturities	$1,888,069	$82,141	$(10,782)	$1,816,710
Equity securities—common stocks	95,849	23,240	(958)	73,567
Short-term investments	122,220	—	—	122,220
Cash	127,360	—	—	127,360

Total	$2,233,498	$105,381	$(11,740)	$2,139,857

The total non-credit OTTI on debt securities included in other comprehensive income as of December 31, 2011 was $1.7 million. As of December 31, 2012 due to appreciation in the fair value, the debt securities for which non-credit OTTI was previously recognized are now in an unrealized gain position of twenty thousand.

The fair value of the Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. The Company does not have the intent to sell nor is it more likely than not that it will have to sell debt securities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, the Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of December 31, 2012 are shown in the following table:

	December 31, 2012
In thousands	Fair Value	Amortized Cost
Due in one year or less	$107,224	$106,500
Due after one year through five years	801,129	780,715
Due after five years through ten years	356,251	333,257
Due after ten years	178,889	168,967
Mortgage- and asset-backed securities	678,340	645,326

Total	$2,121,833	$2,034,765

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.0 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of December 31, 2012 by Standard & Poor’s (“S&P”) credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	December 31, 2012
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$316,511	15%
Very strong	AA	1,257,209	59%
Strong	A	369,620	17%
Adequate	BBB	159,943	8%
Speculative	BB & Below	14,780	1%
Not rated	NR	3,770	0%

Total	AA	$2,121,833	100%

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2012 and 2011, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	December 31, 2012			December 31, 2011
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:

U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	8	$23,760	$22	7	$58,587	$98
7-12 months	3	14,118	11	—	—	—
> 12 months	1	4,652	3	2	6,883	285

Subtotal	12	$42,530	$36	9	$65,470	$383
States, municipalities and political subdivisions
0-6 months	10	$21,299	$325	7	$5,894	$72
7-12 months	—	—	—	1	216	1
> 12 months	4	2,908	55	5	2,420	35

Subtotal	14	$24,207	$380	13	$8,530	$108
Agency mortgage-backed securities
0-6 months	10	$62,516	$174	3	$5,087	$3
7-12 months	2	1,671	30	—	—	—
> 12 months	—	—	—	—	—	—

Subtotal	12	$64,187	$204	3	$5,087	$3
Residential mortgage obligations
0-6 months	6	$1,825	$22	6	$6,672	$184
7-12 months	—	—	—	7	5,250	313
> 12 months	35	7,252	527	47	10,749	2,351

Subtotal	41	$9,077	$549	60	$22,671	$2,848
Asset-backed securities
0-6 months	—	$—	$—	2	$4,933	$12
7-12 months	—	—	—	5	6,645	63
> 12 months	2	2,369	49	1	2	—

Subtotal	2	$2,369	$49	8	$11,580	$75
Commercial mortgage-backed securities
0-6 months	7	$2,639	$7	6	$5,465	$29
7-12 months	—	—	—	3	6,840	550
> 12 months	5	845	11	3	1,503	14

Subtotal	12	$3,484	$18	12	$13,808	$593
Corporate bonds
0-6 months	2	$3,528	$6	52	$135,516	$4,539
7-12 months	—	—	—	18	27,561	1,457
> 12 months	4	6,689	19	8	14,898	776

Subtotal	6	$10,217	$25	78	$177,975	$6,772

Total fixed maturities	99	$156,071	$1,261	183	$305,121	$10,782

Equity securities—common stocks
0-6 months	13	$23,345	$522	4	$3,320	$587
7-12 months	1	1,943	104	1	1,629	371
> 12 months	—	—	—	—	—	—

Total equity securities	14	$25,288	$626	5	$4,949	$958

As of December 31, 2012 and 2011, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.2 million and $1.4 million, respectively.

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

The following table summarizes the gross unrealized investment losses by length of time that the fair value continues to be less than 80% of amortized cost as of December 31, 2012:

	December 31, 2012
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	—	—
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	32	—	32

Total	$32	$—	$32

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Year Ended December 31,
	2012		2011		2010
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	1	$109	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	1	55	19	2,616	18	1,835
Asset-backed securities	—	—	—	—	—	—
Equities	3	847	2	892	2	387

Total	4	$902	22	$3,617	20	$2,222
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		44		1,632		1,142
Asset-backed securities		—		—		—
Equities		—		—		—

Total		$44		$1,632		$1,142
Impairment losses recognized in earnings:
Corporate and other bonds		$—		$109		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		11		984		693
Asset-backed securities		—		—		—
Equities		847		892		387

Total		$858		$1,985		$1,080

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the years ended December 31, 2012, 2011 and 2010. The Company does not intend to sell and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in OCI.

	Year Ended December 31,
In thousands	2012	2011	2010
Beginning balance	$3,321	$2,228	$2,523
Additions for credit loss impairments recognized in the current period on securities not previously impaired		109	271
Additions for credit loss impairments recognized in the current period on securities previously impaired	11	984	422
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	(988)

Ending balance	$3,332	$3,321	$2,228

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of December 31, 2012 is presented in the following table:

	December 31, 2012
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$7	1%	$8,560	5%
Due after one year through five years	62	5%	33,336	21%
Due after five years through ten years	89	7%	6,157	4%
Due after ten years	283	22%	28,901	19%
Mortgage- and asset-backed securities	820	65%	79,117	51%

Total	$1,261	100%	$156,071	100%

The Company’s net investment income was derived from the following sources:

	Year Ended December 31,
In thousands	2012	2011	2010
Fixed maturities	$58,995	$65,060	$69,996
Equity securities	3,945	5,071	3,028
Short-term investments	1,694	964	965

Total investment income	64,634	71,095	73,989
Investment expenses	(10,386)	(7,595)	(2,327)

Net investment income	$54,248	$63,500	$71,662

The decrease in total investment income before investment expenses for all years presented was primarily due to lower investment yields and to a lesser extent, shorter portfolio duration. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.4%, 3.0% and 3.5% for the years ended December 31, 2012, 2011 and 2010, respectively. The portfolio duration was 3.6 years for both the years ended December 31, 2012 and 2011, and was 4.4 years for the year ended December 31, 2010.

Investment expenses for the year ended December 31, 2012 and 2011 include $4.5 million and $4.7 million, respectively, for a total of $9.2 million, of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by the Company with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. In addition, investment expenses for the year ended December 31, 2012 includes a $2.8 million investment performance fee. Excluding the impact of the aforementioned interest expense and investment performance fee, the annualized pre-tax yield for the years ended December 31, 2012 and 2011 would have been 2.7% and 3.2%, reflective of the general decline in market yield.

The change in net unrealized gains and losses, inclusive of the change in the non-credit portion of OTTI losses, consisted of:

	Year Ended December 31,
In thousands	2012	2011	2010
Fixed maturities	$15,709	$44,712	$(12,039)
Equity securities	(5,989)	(183)	7,231

Gross unrealized gains (losses)	9,720	44,529	(4,808)
Deferred income tax	3,418	15,143	(1,324)

Change in net unrealized gains (losses), net	$6,302	$29,386	$(3,484)

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Fixed maturities:
Gains	$28,789	$11,678	$42,932
Losses	(1,915)	(7,044)	(3,239)

Fixed maturities, net	$26,874	$4,634	$39,693
Equity securities:
Gains	$14,673	$9,319	$1,867
Losses	(473)	(1,957)	(241)

Equity securities, net	$14,200	$7,362	$1,626

Net realized gains (losses)	$41,074	$11,996	$41,319

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $41.1 million for the year ended December 31, 2012 are primarily due to the sale of municipal bonds and equity securities in anticipation of continued market uncertainty, the proceeds of which were reinvested in U.S. Government Treasury bonds and equities. Net realized gains of $12.0 million for the year ended December 31, 2011 primarily included the sale of corporate bonds and equity mutual funds. Net realized gains of $41.3 million for the year ended December 31, 2010 included the sale of the majority of our general obligation municipal bond obligations, the proceeds of which were reinvested in corporate bonds and agency mortgage-backed securities.

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$414,502	$235,190	$—	$649,692
States, municipalities and political subdivisions	—	322,947	—	322,947
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	384,445	—	384,445
Residential mortgage obligations	—	38,692	—	38,692
Asset-backed securities	—	50,382	—	50,382
Commercial mortgage-backed securities	—	204,821	—	204,821

Subtotal	$—	$678,340	$—	$678,340
Corporate bonds	—	470,854	—	470,854

Total fixed maturities	$414,502	$1,707,331	$—	$2,121,833
Equity securities—common stocks	101,297	—	—	101,297

Total	$515,799	$1,707,331	$—	$2,223,130

	December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$136,625	$199,445	$—	$336,070
States, municipalities and political subdivisions	—	410,836	—	410,836
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	395,860	—	395,860
Residential mortgage obligations	—	23,148	—	23,148
Asset-backed securities	—	48,934	—	48,934
Commercial mortgage-backed securities	—	216,034	—	216,034

Subtotal	$—	$683,976	$—	$683,976
Corporate bonds	—	457,187	—	457,187

Total fixed maturities	$136,625	$1,751,444	$—	$1,888,069
Equity securities—common stocks	95,849	—	—	95,849

Total	$232,474	$1,751,444	$—	$1,983,918

The fair value of financial instruments is determined based on the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets. Examples are listed equity and fixed income securities traded on an exchange. U.S. Treasury securities are reported as level 1 and are valued based on unadjusted quoted prices for identical assets in active markets that the Company can access.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Examples are asset-backed and mortgage-backed securities that are similar to other asset-backed or mortgage-backed securities observed in the market. U.S. government agency securities are reported as level 2 and are valued using yields and spreads that are observable in active markets.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. An example would be a private placement with minimal liquidity.

The Company did not have any significant transfers between Level 1 and 2 for the years ended December 31, 2012 and 2011.

As of December 31, 2012, the company did not have any Level 3 assets. Any pricing where the input is based solely on a broker price is deemed to be a Level 3 price.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs for the years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011
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

As of December 31, 2012 and 2011, the Company’s restricted net assets in support of the underwriting activities of the Insurance Companies and Lloyd’s Operations were $519.2 million and $462.5 million, respectively, consisting of fixed maturities, short term investments and cash. Refer to Note 14, Dividends and Statutory Financial Information, for additional information on the nature and type of restricted net assets.

As of December 31, 2012 and 2011, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

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

The following table summarizes the Company’s reserves for losses and LAE activity for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
In thousands	2012	2011	2010
Net reserves for losses and LAE at beginning of year	$1,237,234	$1,142,542	$1,112,934
Provision for losses and LAE for claims occurring in the current year	542,724	474,852	434,957
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(45,291)	2,145	(13,802)

Incurred losses and LAE	497,433	476,997	421,155
Losses and LAE paid for claims occurring during:
Current year	(110,373)	(73,242)	(76,982)
Prior years	(407,385)	(309,063)	(314,565)

Losses and LAE payments	(517,758)	(382,305)	(391,547)

Net reserves for losses and LAE at end of year	1,216,909	1,237,234	1,142,542
Reinsurance recoverables on unpaid losses and LAE	880,139	845,445	843,296

Gross reserves for losses and LAE at end of year	$2,097,048	$2,082,679	$1,985,838

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Insurance Companies:
Marine	$(10,010)	$1,348	$(4,155)
Property Casualty	4,293	(6,828)	(14,923)
Professional Liability	7,613	17,582	13,623

Insurance Companies	$1,896	$12,102	$(5,455)
Lloyd’s Operations:
Marine	(30,735)	(10,311)	(3,152)
Property Casualty	(6,890)	(5,434)	(5,236)
Professional Liability	(9,562)	5,788	41

Lloyd’s	(47,187)	(9,957)	(8,347)

Total deficiencies (redundancies)	$(45,291)	$2,145	$(13,802)

The Insurance Companies recorded $1.9 million net prior period reserve deficiencies. The Marine business had $10.0 million of net reserve redundancies, which were primarily driven by:

•	an IBNR adjustment of 4.0 million to reflect the actual emergence of claims for underwriting year “(UY)” 2010, which was more favorable than the expected emergence.

•	case reserve releases of $3.4 million due to the favorable settlement of several large losses; and

•

a favorable IBNR adjustment of $2.6 million attributable to changes in our assumptions for salvage and subrogation from our short tail marine lines that was based on our observation of a consistent and persistent historical pattern of favorable savings attributable to salvage and subrogation.

The Marine reserve redundancies were partially offset by net reserve deficiencies of $7.6 million from the small lawyer and accountants lines within our Professional Liability business. This deficiency was primarily driven by IBNR increases of $3.4 million made to recognize the severity impact of several large losses that caused the actual claims emergence for these lines to exceed the expected emergence pattern. We also incurred net reserve deficiencies of $4.3 million within our Property Casualty segment, which were primarily attributable to two large hemophiliac claims from UY 2011 arising from our A&H business.

Our Lloyd’s Operations recorded $47.2 million of net prior period reserve redundancies across all businesses and divisions. In connection with the Company’s implementation of the Solvency II technical provisions in its Lloyd’s operation, the Company’s actuaries undertook a comprehensive review during 2012 of the historical claims emergence patterns for all lines of business underwritten through Syndicate 1221. As a result of this review, the Company updated the loss emergence patterns used to project ultimate losses for all such lines of business, aligning these loss emergence factors with the historical median. This caused a reduction in ultimate loss estimates for all Lloyd’s segments other than certain lines of business in Property Casualty segment, which increased. The Lloyd’s Operation also experienced significant reserve redundancies in several large claims. The amount of reserve redundancies attributable to these settlements was $5.0 million, consisting of $4.1 million from the Lloyd’s Marine business and $0.9 million from Lloyd’s Professional Liability business. A summary of the resulting prior period redundancies for each business within our Lloyd’s Operations by prior UY is set forth below:

In thousands	Marine	Property Casualty	Professional Liability	Total
2010	3,492	378	1,157	5,027
2009	14,792	4,170	6,072	25,034
2008 and Prior	12,451	2,342	2,333	17,126

Total Redundancy	$30,735	$6,890	$9,562	$47,187

The following is a discussion of relevant factors impacting our $2.1 million net reserve deficiencies for the year ended December 31, 2011:

The adverse development of $1.3 million for our Insurance Companies Marine business was driven by $4.0 million of unfavorable loss emergence in Inland Marine in accident years 2009 and 2010 which was offset by $2.7 million favorable development in Ocean Marine. The Ocean Marine development was driven by $5.8 million of favorable development in accident years 2008 to 2010 and was partially offset by $3.2 million of adverse development for accident years 2007 and prior. Ocean Marine’s favorable development was driven by the Craft, protection and indemnity, and Transport classes with partial offsets from the Specie and Liability classes.

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

The Insurance Companies recorded $14.9 million of net prior year redundancies for property casualty business in total. The favorable development included:

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

The Insurance Companies recorded $13.6 million of net prior year unfavorable development for professional liability:

•

The directors and officers liability book of business had $15.7 million of adverse development, which was primarily attributable to a severity study of our open claims. This study showed our IBNR to be significantly deficient if current trends continued and we raised our loss estimates for underwriting years 2002 to 2009. This was partially offset by $1.4 million of favorable development on a run-off lawyers book of business written from London where we saw favorable settlements of outstanding claims and $0.7 million of favorable development on other lawyers business mostly due to a favorable claim reserve settlement.

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

Note 6. Reinsurance

We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses, and to stabilize loss ratios and underwriting results. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. We are required to pay the losses even if the reinsurer fails to meet its obligations under the reinsurance agreement. Superstorm Sandy in 2012, Hurricanes Gustav and Ike in 2008 (“2008 Hurricanes”) and Hurricanes Katrina and Rita in 2005 (“2005 Hurricanes”) significantly increased our reinsurance recoverables which increased our credit risk.

We have established a reserve for uncollectible reinsurance in the amount of $11.5 million and $13.0 million as of December 31, 2012 and 2011, respectively, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings. Actual uncollectible reinsurance could potentially exceed our estimate.

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

The credit quality distribution of the Company’s reinsurance recoverables of $1.15 billion as of December 31, 2012 for ceded paid and unpaid losses and LAE and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P were as follows:

In thousands	Rating	Carrying Value (2)	Percent of Total (3)
A.M. Best Rating description (1):
Superior	A++, A+	$567,903	49%
Excellent	A, A-	568,630	50%
Very good	B++, B+	67	0%
Not rated	NR	13,836	1%

Total		$1,150,436	100%

(1) —	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.
(2) —	Net of reserve for uncollectible reinsurance of approximately $11.5 million. The carrying value consists of reinsurance recoverables on paid losses due within 30-45 days and reinsurance on unpaid losses which by nature of our reserving process is our best estimate of the value as of December 31, 2012.
(3) —	The Company holds offsetting collateral of approximately 19.7%, including 17.6% for B++ and B+ companies and 54.4% from non rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The Company’s ceded earned premiums were $396.6 million, $346.2 million and $338.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in ceded earned premiums from 2011 to 2012 is primarily due to a lower retention on our NavTech business as a result of a new quota share program for the offshore energy book and reinsurance reinstatement premiums recognized in our Marine business as a result of significant large loss activity during the year. The increase in ceded earned premiums from 2010 to 2011 is primarily due to growth and mix of business trends, partially offset by a reduction in reinsurance reinstatement premiums in 2011 as compared to 2010 related to specific losses for each year.

The Company’s ceded incurred losses were $262.6 million, $213.4 million and $281.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in ceded incurred losses from 2011 to 2012 is primarily related to Superstorm Sandy as well as several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia, off the coast of Italy. The decrease in ceded loss from 2010 to 2011 is driven by large ceded incurred losses from 2010, such as Deepwater Horizon and West Atlas.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 72.7% of the total recoverable), together with the reinsurance recoverable and collateral as of December 31, 2012, and the reinsurers’ ratings from AMB or S&P:

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held (2)	AMB	S&P
National Indemnity Company	$41,004	$58,215	$99,219	$27,976	A++	AA+
Swiss Reinsurance America Corporation	4,708	89,842	94,550	9,916	A+	AA-
Munich Reinsurance America Inc.	10,005	81,982	91,987	5,356	A+	AA-
Transatlantic Reinsurance Company	17,763	73,221	90,984	8,219	A	A+
Everest Reinsurance Company	19,098	70,097	89,195	8,003	A+	A+
Lloyd’s Syndicate #2003	7,946	38,757	46,703	10,909	A	A+
Partner Reinsurance Europe	9,811	34,859	44,670	17,168	A+	A+
Allied World Reinsurance	10,017	24,749	34,766	3,577	A	A
Scor Global P&C SE	12,521	21,505	34,026	7,139	A	A+
General Reinsurance Corporation	468	27,134	27,602	789	A++	AA+
Tower Insurance Company	11,363	15,271	26,634	7,195	A-	NR
Validus Reinsurance Ltd.	2,719	22,357	25,076	13,830	A	A
Berkley Insurance Company	1,675	19,402	21,077	88	A+	A+
Scor Holding (Switzerland) AG	877	16,139	17,016	9,080	A	A+
Ace Property and Casualty Insurance Company	867	15,979	16,846	—	A+	AA-
AXIS Re Europe	3,084	12,566	15,650	2,530	A	A+
Sirius America Insurance Company	59	15,457	15,516	21	A	A-
Platinum Underwriters Re	405	14,653	15,058	1,594	A	A-
Lloyd’s Syndicate #4000	2,407	12,323	14,730	1,772	A	A+
Star Insurance Company	7,812	6,830	14,642	2,837	A-	BBB

Top 20 Total	$164,609	$671,338	$835,947	$137,999
All Others	56,406	258,083	314,489	89,166

Total	$221,015	$929,421	$1,150,436	$227,165

(1) —	Net of reserve for uncollectible reinsurance of approximately $11.5 million.
(2) —	Collateral of $227.2 million consists of $165.8 million in ceded balances payable, $57.2 million in letters of credit, and $4.2 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Approximately 25% of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Regulation Nos. 20 and 133. Regulation 20 requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit are contained in Regulation 133 and include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer. In November 2010, Regulation No. 20 was amended to provide the New York Superintendent of Financial Services (the “New York Superintendent”) discretion to allow a reduction in collateral that qualifying reinsurers must post in order for New York domestic ceding insurers such as Navigators Insurance Company and Navigators Specialty Insurance Company to receive full financial statement credit. The “collateral required” percentages range from 0% – 100%, are based upon the New York Superintendent’s evaluation of a number of factors, including the reinsurer’s financial strength ratings, and apply to contracts entered into, renewed or having an anniversary date on or after January 1, 2011. In November 2011, the NAIC adopted similar amendments to its Credit for Reinsurance Model Act that would apply to certain non-U.S. reinsurers. States will have the option to retain a 100% funding requirement if they so choose and it remains to be seen whether and when states will amend their credit for reinsurance laws and regulations in accordance with such model act.

As of December 31, 2012, the reinsurance recoverables for paid and unpaid losses due from reinsurers in connection with all catastrophic losses was $88.2 million, consisting of $54.6 million for Superstorm Sandy and $33.6 million for the 2008 and 2005 Hurricanes. As of December 31, 2011, the reinsurance recoverables for paid and unpaid losses due from reinsurers in connection with all catastrophic losses was $50.9 million for the 2008 and 2005 Hurricanes.

As of December 31, 2012, the reinsurance recoverables for paid and unpaid losses due from reinsurers in connection with several large losses incurred by the Marine business in 2012, including the grounding of the cruise ship Costa Concordia off the coast of Italy, was $22.9 million.

As of December 31, 2012 and 2011, the reinsurance recoverables for paid and unpaid losses due from reinsurers for the Deepwater Horizon incident from 2010 was $64.0 million and $80.9 million, respectively.

The following table summarizes written premium:

	Year Ended December 31,
In thousands	2012	2011	2010
Direct	$1,034,658	$929,778	$916,817
Assumed	251,807	178,438	70,384
Ceded	(452,810)	(354,418)	(333,263)

Net	$833,655	$753,798	$653,938

The following table summarizes earned premium:

	Year Ended December 31,
In thousands	2012	2011	2010
Direct	$972,844	$912,020	$925,935
Assumed	205,759	125,797	72,643
Ceded	(396,639)	(346,172)	(338,647)

Net	$781,964	$691,645	$659,931

The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
In thousands	2012	2011	2010
Direct	$608,945	$608,445	$669,949
Assumed	151,137	81,945	32,505
Ceded	(262,649)	(213,393)	(281,299)

Net	$497,433	$476,997	$421,155

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and will receive U.K. tax credits in the United Kingdom (“U.K.”) for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings were subject to taxes under U.K. tax regulations at a 26% rate through March 31, 2012. A finance bill was enacted in the U.K. that reduced the U.K. corporate tax rate from 26% to 24% effective April 2012. The effect of such tax rate change was not material.

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2012	2011	2010
Current income tax expense (benefit):
Federal and foreign	$39,242	$573	$11,965
State and local	146	340	97

Subtotal	39,388	913	12,062

Deferred income tax expense (benefit):
Federal and foreign	(11,414)	6,224	17,189
State and local	—	—	—

Subtotal	(11,414)	6,224	17,189

Total income tax expense (benefit)	$27,974	$7,137	$29,251

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre-tax operating income were as follows:

	Year Ended December 31,
In thousands	2012		2011		2010
Computed expected tax expense	$32,109	35.0%	$11,457	35.0%	$34,590	35.0%
Tax-exempt interest	(4,443)	-4.8%	(4,437)	-13.6%	(5,992)	-6.1%
Dividends received deduction	(799)	-0.9%	(1,065)	-3.3%	(718)	-0.7%
Proration	786	0.9%	825	2.5%	1,006	1.0%
Current state and local income taxes, net of federal income tax	95	0.1%	221	0.7%	63	0.1%
Other	226	0.2%	136	0.5%	302	0.3%

Actual tax expense and rate	$27,974	30.5%	$7,137	21.8%	$29,251	29.6%

The tax effects of temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2012	2011
Deferred tax assets:
Loss reserve discount	$29,687	$31,687
Unearned premiums	22,860	19,253
Compensation related	5,285	2,695
State and local net deferred tax assets	499	242
Other	4,245	664

Total gross deferred tax assets	62,576	54,541
Less: Valuation allowance	(499)	(242)

Total deferred tax assets	62,077	54,299

Deferred tax liabilities:
Deferred acquisition costs	(16,903)	(16,939)
Net unrealized gains on securities	(36,200)	(32,782)
Other	(5,758)	(10,869)

Total deferred tax liabilities	(58,861)	(60,590)

Net deferred income tax asset (liability)	$3,216	$(6,291)

The Company has not provided for U.S. income taxes on approximately $17.9 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $1.8 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of December 31, 2012 and 2011. The Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2012 and 2011. The Company currently is under examination by the Internal Revenue Service for taxable year 2010 and generally is subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $28.0 million, $7.1 million and $29.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The effective tax rates were 30.5%, 21.8% and 29.6% for the years ended December 31, 2012, 2011 and 2010. The effective tax rate on net investment income was 26.8%, 27.6% and 27.0% for the years ended December 31, 2012, 2011 and 2010.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.5 million and $0.2 million as of December 31, 2012 and 2011, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million for both December 31, 2012 and 2011. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of December 31, 2012 expire from 2023 to 2031.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences as of December 31, 2012, net of any valuation allowance.

Note 8. Credit Facility

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2012, letters of credit with an aggregate face amount of $145.2 million were outstanding under the credit facility and we have $0.8 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of December 31, 2012.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Note 9. Senior Note due May 1, 2016

On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The Principal amount of the Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability as of December 31, 2012 was $114.4 million. The unamortized discount at December 31, 2012 was $0.6 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016, as a result of these transactions, is $115.0 million.

The fair value of the Senior Notes was $123.2 million and $119.3 million as of December 31, 2012 and 2011, respectively. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. Interest expense on the Senior Notes for the years ended December 31, 2012 and 2011 was $8.2 million, respectively.

The Senior Notes, our only senior unsecured obligation, will rank equally with future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2012, the Company was in compliance with all such covenants.

Note 10. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £184 million ($300 million) for the 2012 underwriting year compared to £175 million ($271 million) for the 2011 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2012, 2011and 2010 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of December 31, 2012, the Company had provided letters of credit of $145.2 million and has $0.8 million of cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2013 and 2014 underwriting years, as well as open prior years. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2014, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 8, Credit Facility, for additional information.

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

Note 12. Commitments and Contingencies

Future minimum annual rental commitments as of December 31, 2012 under various non-cancellable operating leases for our office facilities, which expire at various dates through 2020, are as follows:

Year Ended
In thousands	December 31,
2013	$9,548
2014	8,035
2015	7,915
2016	6,162
2017	4,576
Thereafter	4,233

Total minimum operating lease payments	$40,469

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $10.5 million, $10.4 million and $9.3 million, respectively.

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

Note 13. Share Capital and Share Repurchases

Our authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share. The Company has not issued any preferred shares as of December 31, 2012.

The following table represents changes in the Company’s issued and outstanding common shares for the periods indicated:

	Year Ended December 31,
In thousands	2012	2011	2010
Beginning balance	13,956	15,742	16,846
Vested stock grants	60	122	109
Employee stock purchase plan	16	19	22
Stock options exercised	15	52	29
Treasury shares purchased	—	(1,979)	(1,264)

Ending balance	14,047	13,956	15,742

In May 2011, the Parent Company’s Board of Directors authorized an additional $50 million under the existing share repurchase program of the Company’s common stock, which increased the size of the program to $150 million. This repurchase program was initially authorized in November 2009. The share repurchase program as originally approved was scheduled to expire on December 31, 2010, however, prior to its expiration, the Parent Company’s Board of Directors approved an extension to December 31, 2011. The share repurchase program expired on December 31, 2011 and was not renewed.

The following presents our share repurchases under the aforementioned programs for the periods indicated:

	Total Number of Shares Purchased	Average Cost Paid Per Share
Fourth quarter 2009 activity	141,576	$47.72

Total 2009 activity	141,576	$47.72

First quarter 2010 activity	573,600	$41.27
Second quarter 2010 activity	558,003	40.32
Third quarter 2010 activity	97,115	42.25
Fourth quarter 2010 activity	35,566	48.04

Total 2010 activity	1,264,284	$41.11

First quarter 2011 activity	256,094	$50.96
Second quarter 2011 activity	597,026	47.55
Third quarter 2011 activity	749,076	43.03
Fourth quarter 2011 activity	376,911	45.61

Total 2011 activity	1,979,107	$45.91

Note 14. Dividends and Statutory Financial Information

The Parent Company has not paid or declared any cash dividends on common stock. There are no regulatory restrictions on the ability of the Parent Company to pay dividends. While there is no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors. The amounts of such dividends will be dependent, upon other factors such as, our results of operations and cash flow, financial condition and business needs, restrictive covenants under our credit facility that require us to maintain certain consolidated tangible net worth, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries. Refer to Note 8, Credit Facility, for additional information on the restrictions of our credit facility that limit the amount of dividends that may be paid by our subsidiaries.

The amount and nature of net assets that are restricted from payment of dividends as of December 31, 2012 and 2011 are presented in the following table:

	As of December 31,
In thousands	2012	2011
Restricted Net Assets:
Insurance Companies:
Fixed maturities at fair value (amortized cost: 2012, $9,607, 2011, $10,163)	$11,728	$12,489
Short term investments, at cost which approximates fair value	290	290
Cash	5,208	1,206

Total Insurance Companies (1)	17,226	13,985
Lloyd’s Operations:
Fixed maturities at fair value (amortized cost: 2012, $419,271, 2011, $386,275)	428,142	386,608
Short term investments, at cost which approximates fair value	72,984	59,928
Cash	849	1,938

Total Lloyd’s Operations (2)	501,975	448,474

Total Restricted Net Assets	$519,201	$462,459

(1)–	The restricted net assets for the Insurance Companies primarily consist of fixed maturities on deposit with various state insurance departments. As of December 31, 2012 restricted net assets in the form of cash include approximately $4.0 million in collateral held in trust in connection with the commercial surety business. The remaining cash as of December 31, 2012 and 2011, as presented in the table above, was on deposit with a U.K. bank to comply with the regulatory requirements of the Financial Services Authority for the underwriting activities of the U.K. Branch.
(2)–	The restricted net assets for the Lloyd’s Operations consists of fixed maturities and cash held in trust for the benefit of syndicate policyholders and short term investments primarily consisting of overseas deposits in various countries with Lloyd’s to support underwriting activities in those countries.

In addition to the Company’s restricted net assets provided in the table above, there are regulatory limitations on the payment of dividends by our subsidiaries, discussed below, and the Company’s letter of credit facility is secured by all of the common stock of Navigators Insurance Company.

Insurance Companies

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of December 31, 2012, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2013 without prior regulatory approval is $68.3 million. Navigators Insurance Company paid $15.0 million, $45.0 million and $40.0 million in dividends to the Parent Company in 2012, 2011 and 2010, respectively.

The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2012, 2011 and 2010 was $28.6 million, $16.3 million and $85.7 million, respectively. The statutory capital and surplus as filed with the regulatory authorities was $682.9 million and $662.2 million as of December 31, 2012 and 2011, respectively.

The NAIC has codified statutory accounting practices (“SAP”) for insurance enterprises. As a result of this process, the NAIC issued a revised Statutory Accounting Practices and Procedures Manual that became effective January 1, 2001, and is updated each year. We prepare our statutory basis financial statements in accordance with the most recently updated statutory manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner. The significant differences between SAP and GAAP, as they relate to our operations, are as follows: (1) acquisition and commission costs are expensed when incurred, while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders’ equity; (3) certain deferred tax assets are not permitted to be included in statutory surplus, while under GAAP deferred taxes are provided to reflect all temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts, while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents’ balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

The NAIC has adopted Risked Based Capital (“RBC”) requirements to elevate the adequacy of statutory capital and surplus in relation to risks associated with: (1) asset risk; (2) insurance risk; (3) interest rate and equity market risk; and (4) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of the Navigators Insurance Company. As of December 31, 2012 and 2011, the Navigators Insurance Company exceeded the company action RBC levels. The RBC ratio of Navigators Insurance Company was approximately 295.1% and 307.8% of the company action level as of December 31, 2012 and 2011, respectively.

As part of its general regulatory oversight process, the New York State Department of Finance conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. In 2011, the New York State Department of Finance conducted an examination of Navigators Insurance Company and Navigators Specialty Insurance Company for the years 2005 through 2009. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations and subject to examination by the U.K. Financial Services Authority (FSA).

Lloyd’s Operations

Lloyd’s sets the corporate member’s required capital annually based on Syndicate 1221’s business plans, rating environment, reserving environment and input arising from Lloyd’s discussions with regulatory and rating agencies. The capital requirement of Syndicate 1221, known as Funds at Lloyd’s (the “FAL”), is currently calculated using the internal Lloyd’s risk-based capital model. The FAL may comprise cash, investments and undrawn letters of credit provided by various banks. As of December 31, 2012 and 2011, the FAL requirement set by Lloyd’s for Syndicate 1221 was $223.4 million (£137.1 million) and $223.4 million (£144.1 million) based on its business plans approved in November 2012 and November 2011, respectively.

The valuation of the assets and letters of credit posted for FAL for Syndicate 1221 as of December 31, 2012 and 2011 was $227.3 million (£139.5 million) and $227.3 million (£146.7) million, respectively.

We prepare our Lloyd’s financial statements in accordance with U.K. GAAP basis. The significant differences between U.K. GAAP and GAAP, as they relate to our operations, are as follows: (1) investments are recorded at fair value with unrealized gains and losses being recorded in income while under GAAP the changes in unrealized gains and losses are recorded through other comprehensive income as a separate component of stockholders’ equity; (2) realized foreign exchange on inter-currency conversions are recorded through the income statement, while under GAAP foreign exchange translation is recorded through other comprehensive income as a separate component of stockholders’ equity; (3) Lloyd’s membership costs are not deferred for U.K. GAAP, while under GAAP a prepaid asset is established and amortized over each year of account.

The primary source of income for NCUL, a corporate member of Lloyd’s and controller of 100% of Syndicate 1221’s stamp capacity, is generated through Syndicate 1221. Syndicate 1221 is subject to oversight by the Council of Lloyd’s. Lloyd’s as a whole is authorized and regulated by the FSA. Syndicate 1221’s income as filed with Lloyd’s for 2012, 2011 and 2010 was $54.9 million, $5.3 million and $6.5 million, respectively. The Syndicate’s capital and surplus as filed with Lloyd’s was $110.0 million (£67.5 million) and $68.2 million (£44.0 million) as of December 31, 2012 and 2011, respectively. The difference between our Syndicate’s capital and surplus and the FAL primarily consists of letters of credit and cash held by our corporate member.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221. The Syndicate’s capital and surplus as filed with Lloyd’s consists of undistributed profits on closed and open years of account. In connection with the business plan approved in November 2012, NCUL posted all of the available undistributed profits on closed years of $91.1 million (£55.9 million) to support a portion of the FAL requirement and therefore that amount is not available for distribution to NCUL, which ultimately is not available to the Parent in the form of a dividend. As of December 31, 2012, NCUL has the ability to pay dividends of up to $8.6 million (£5.3 million), consisting of previously distributed profits from Syndicate 1221, to the Parent in the form of dividends.

Refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional disclosure on the accounting treatment for Syndicate 1221 as it relates to closed and open years of account.

Note 15. Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan

At our May 2005 Annual Meeting, the stockholders approved the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance in the aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for our common stock. In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights from 1,000,000 to 1,500,000. Stockholders further amended and restated the 2005 Stock Incentive Plan in 2010. Now, known as the 2005 Amended and Restated Stock Incentive Plan, but no additional shares authorized for issuance. As of December 31, 2012, 1,225,805 of such awards were issued leaving 274,195 awards available to be issued in subsequent periods. Upon the approval of the 2005 Amended and Restated Stock Incentive Plan, no further awards are being issued under any of our other stock plans or the stock appreciation rights plan. All stock options issued under the 2005 Amended and Restated Stock Incentive Plan are exercisable upon vesting for one share of our common stock and are granted at exercise prices no less than the fair market value of our common stock on the date of grant.

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

The amounts charged to expense for stock-based compensation for the years ended December 31, 2012, 2011 and 2010 are presented in the following table:

	Year Ended December 31,
In thousands	2012	2011	2010
Restricted stock units(1)	$7,380	$139	$5,551
Directors restricted stock grants(2)	390	248	210
Employee stock purchase plan	82	173	221
Stock appreciation rights(3)	—	(100)	(77)
Stock options	—	—	—

Total stock based compensation	$7,852	$460	$5,905

(1) —	The increase in RSU expense for 2012 as compared to 2011 is largely impacted by a $6.2 million reversal of RSU expense recorded in 2011 related to performance based awards that are not expected to vest, and to a lesser extent, the issuance of additional performance and non-performance RSU granted in 2012, partially offset by the impact of cancellations. The decrease in RSU expense for 2011 as compared to 2010 was primarily due to the reduction in RSU expense related to performance based awards not expected to vest.
(2) —	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.
(3) —	All outstanding stock appreciation rights were exercised during 2011. The Company has no current plans to issue stock appreciation rights under the 2005 Amended and Restated Stock Incentive Plan.

Unvested restricted stock units outstanding as of December 31, 2012, 2011 and 2010, and changes during the years ended on those dates, are presented in the following table:

	December 31,
	2012	2011	2010
Beginning balance	526,972	590,661	619,739

Granted—Performance	97,145	86,118	90,634
Granted—Non Performance	146,915	98,640	78,500

Total Granted	244,060	184,758	169,134

Vested—Performance Earned	—	(22,993)	(8,333)
Vested—Performance Unearned	(46,998)	(42,334)	(12,000)
Vested—Non Performance	(91,323)	(149,738)	(148,390)

Total Vested	(138,321)	(215,065)	(168,723)

Forfeited	(45,082)	(33,382)	(29,489)

Ending balance	587,629	526,972	590,661

As included in the table above, there were no performance based restricted stock units that vested during the year ended December 31, 2012. Performance based shares that vested during the years ended December 31, 2011 and 2010 were 22,933 and 8,333, respectively.

The fair value of total vested shares for the years ended December 31, 2012, 2011 and 2010 was $4.6 million, $8.6 million, and $7.8 million, respectively.

The weighted average grant date fair value of all RSU granted during the years ended December 31, 2012, 2011 and 2010 was $48.21, $50.06 and $39.54, respectively.

As of December 31, 2012 and 2011, the total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSU was $11.9 million and $4.9 million, respectively, which is expected to be recognized as expense over weighted average periods of 2.2 years and 2.7 years, respectively. The aggregate fair value of all unvested RSU as of December 31, 2012 and 2011 was $30.0 million and $25.1 million, respectively.

Stock options outstanding as of December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012		2011		2010
		Average		Average		Average
	# of Shares	Exercise Price	# of Shares	Exercise Price	# of Shares	Exercise Price
Beginning balance	105,250	$29.50	157,500	$27.13	191,000	$26.21
Granted	—	—	—	—	—	—
Exercised	(15,000)	$26.90	(52,250)	$22.35	(29,000)	$21.12
Expired or forfeited	—	—	—	—	(4,500)	$26.69

Ending balance	90,250	$29.94	105,250	$29.50	157,500	$27.13

Number of options exercisable	90,250	$29.94	105,250	$29.50	157,500	$27.13

The following table summarizes information about stock options outstanding as of December 31, 2012:

		Average
	Outstanding	Remaining	Average	Average Aggregate	Exercisable	Average	Average Aggregate
Price Range	Options	Contract Life	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value
$21 to $30	68,750	1.1	$28.86	$22.21	68,750	$28.86	$22.21
$31 to $37	21,500	2.2	$33.39	$17.68	21,500	$33.39	$17.68

Total	90,250				90,250

The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights (“SARs”) at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Amended and Restated Stock Incentive Plan, no further awards will be issued from the Stock Appreciation Rights Plan. SARs outstanding as of December 31, 2012, 2011 and 2010 were as follows:

	December 31,
	2012		2011		2010
	SARs	Average Exercise Prices	SARs	Average Exercise Prices	SARs	Average Exercise Prices
Beginning balance	—	$—	16,500	$18.74	52,000	$14.05
Granted	—	—	—	—	—	—
Exercised	—	—	(16,500)	$18.74	(35,500)	$11.86
Expired or forfeited	—	—	—	—	—	—

Ending balance	—	$—	—	$—	16,500	$18.74

Number of SARs exercisable	—	$—	—	$—	16,500	$18.74

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees. Employees are offered the opportunity to purchase the Company’s common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of our common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 8,136 shares purchased in 2013 from funds withheld during the July 1, 2012 to December 31, 2012 offering period. There were 15,679 shares purchased in 2012 in the aggregate from funds withheld during the offering periods of July 1, 2011 to December 31, 2011 and January 1, 2012 to June 30, 2012. We expense both the value of the 10% discount and the “look-back” option which provides for the more favorable price at either the beginning or end of the offering period.

Note 16. Retirement Plans

We have a 401(k) Plan for all U.S. eligible employees. Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations. Beginning in 2008, we matched 100% of employee contributions on eligible compensation, up to a maximum of 4% each pay period; our contribution vests immediately. For 2012, eligible compensation consisted of gross base salary and annual bonus. For 2011 and 2010, eligible compensation consisted solely of gross base salary. In addition, we have the discretion of contributing up to 4% of eligible compensation to each eligible employee’s 401(k) plan irrespective of the employees’ contribution amount, which also vests immediately. The Company did not make any discretionary matching contributions during the years ended December 31, 2012, 2011, and 2010.

We sponsored a standalone retirement savings defined contribution plan covering substantially all of the Company’s U.S. employees through December 31, 2011. The standalone retirement savings defined contribution plan was merged into the 401(k) Plan effective January 1, 2012. Company contributions were equal to 7.5% of each eligible employee’s eligible compensation up to the amount permitted by certain Federal regulations. For 2012, eligible compensation consisted solely of gross base salary. For 2011 and 2010, eligible compensation consisted of gross base salary and annual bonus, with the contribution on the bonus not to exceed $2,500. The Company’s contributions vest at 20% per year for six years with vesting beginning in an employee’s second year of service. For any employee hired prior to January 1, 2008, vesting is calculated based on hours of service and vesting commences on January 1 following an employee’s first full year of service. For employees hired after January 1, 2008, vesting is calculated based on elapsed time and vesting commences on the employees anniversary date.

The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2012 was $4.6 million, consisting of $2.5 million for the retirement savings contributions and $2.1 million for the non discretionary matching contributions. The expense recorded for the 401(k) Plan for the years ended December 31, 2011 and 2010 was $1.6 million and $1.7 million, respectively. The expense recorded for the money purchase defined contribution plan for the years ended December 31, 2011 and 2010 was $2.8 million and $2.9 million, respectively.

The Company sponsors a defined contribution plan for the Company’s U.K. employees under U.K. regulations. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary. All U.K. employees are eligible on their date of hire. The expense recorded for the U.K. defined contribution plan was $1.9 million, $1.7 million and $1.5 million for 2012, 2011 and 2010, respectively. Such expenses are included in Other operating expenses.

Note 17. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
In thousands, except per share amounts	2012	2012	2012	2012
Gross written premiums	$343,149	$322,987	$298,742	$321,587
Revenues:
Net written premiums	243,045	190,252	188,046	212,312
Change in unearned premiums	(59,926)	5,765	13,216	(10,746)
Net earned premiums	183,119	196,017	201,262	201,566
Net investment income	11,258	15,777	13,597	13,616
Total other-than-temporary impairment losses	(198)	(496)	—	(208)
Portion of loss recognized in other comprehensive income (before tax)	44	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(154)	(496)	—	(208)
Net realized gains (losses)	1,842	4,217	4,761	30,254
Other income (expense)	911	387	789	(599)

Total revenues	196,976	215,902	220,409	244,629

Expenses:
Net losses and loss adjustment expenses	117,985	123,407	128,850	127,191
Commission expenses	29,450	29,503	31,258	31,259
Other operating expenses	36,307	39,819	40,112	42,841
Interest expense	2,049	2,049	2,049	2,051

Total expenses	185,791	194,778	202,269	203,342
Income (loss) before income taxes	11,185	21,124	18,140	41,287

Income tax expense (benefit)	3,281	6,225	5,225	13,243

Net income (loss)	$7,904	$14,899	$12,915	$28,044

Comprehensive income (loss)	$13,881	$21,663	$30,760	$2,418

Combined ratio	99.8%	98.1%	99.1%	100.2%
Net income (loss) per common share:
Basic	$0.57	$1.06	$0.92	$2.00
Diluted	$0.56	$1.05	$0.90	$1.96

	March 31,	June 30,	September 30,	December 31,
In thousands, except per share amounts	2011	2011	2011	2011
Gross written premiums	$296,283	$278,714	$255,318	$277,901
Revenues:
Net written premiums	193,076	183,363	175,357	202,002
Change in unearned premiums	(40,598)	(9,586)	(1,724)	(10,245)
Net earned premiums	152,478	173,777	173,633	191,757
Net investment income	17,384	17,429	16,259	12,428
Total other-than-temporary impairment losses	(263)	(833)	(1,241)	(1,280)
Portion of loss recognized in other comprehensive income (before tax)	22	301	618	691

Net other-than-temporary impairment losses recognized in earnings	(241)	(532)	(623)	(589)
Net realized gains (losses)	(1,389)	3,006	3,238	7,141
Other income (expense)	991	573	(921)	586

Total revenues	169,223	194,253	191,586	211,323

Expenses:
Net losses and loss adjustment expenses	116,788	113,863	110,242	136,104
Commission expenses	26,200	28,030	25,934	30,273
Other operating expenses	36,575	35,777	34,989	30,688
Interest expense	2,046	2,047	2,047	2,048

Total expenses	181,609	179,717	173,212	199,113
Income (loss) before income taxes	(12,386)	14,536	18,374	12,210

Income tax expense (benefit)	(4,493)	5,032	4,476	2,122

Net income (loss)	$(7,893)	$9,504	$13,898	$10,088

Comprehensive income (loss)	$(6,924)	$26,329	$12,686	$23,293

Combined ratio	117.1%	101.9%	99.1%	102.5%
Net income per common share:
Basic	$(0.50)	$0.62	$0.94	$0.71
Diluted	$(0.50)	$0.60	$0.92	$0.70

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Summary of Consolidated Investments-Other Than Investments in Related Parties

December 31, 2012

	December 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant

The Navigators Group, Inc.

Balance Sheets

(Parent Company)

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Cash and investments	$15,026	$8,315
Investments in subsidiaries	955,024	895,047
Goodwill and other intangible assets	2,534	2,534
Other assets	23,219	13,806

Total assets	$995,803	$919,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes	$114,424	$114,276
Accounts payable and other liabilities	552	649
Accrued interest payable	1,342	1,342

Total liabilities	116,318	116,267

Stockholders’ Equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	—	—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,558,046 shares for 2012 and 17,467,615 shares for 2011	1,755	1,746
Additional paid-in capital	329,452	322,133
Treasury stock, at cost (3,511,380 shares for 2012 and 2011)	(155,801)	(155,801)
Retained earnings	628,871	565,109
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	67,161	60,860
Foreign currency translation adjustment, net of tax	8,047	9,388

Total stockholders’ equity	879,485	803,435

Total liabilities and stockholders’ equity	$995,803	$919,702

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Income

(Parent Company)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net investment income	$341	$595	$630
Dividends received from wholly-owned subsidiaries	15,000	45,000	40,000

Total revenues	15,341	45,595	40,630

Expenses:
Interest expense	8,198	8,188	8,178
Other (income) expense	1,749	2,969	634

Total expenses	9,947	11,157	8,812

Income before income tax benefit	5,394	34,438	31,818
Income tax expense (benefit)	(3,332)	(3,635)	(2,846)

Income before equity in undistributed net income of wholly owned subsidiaries	8,726	38,073	34,664
Equity in undistributed net income of wholly-owned subsidiaries	55,036	(12,476)	34,914

Net income	$63,762	$25,597	$69,578

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Cash Flows

(Parent Company)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$63,762	$25,597	$69,578
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(70,036)	(32,524)	(74,914)
Dividends received from subsidiaries	15,000	45,000	40,000
Other	(3,265)	5,831	4,543

Net cash provided by (used in) operating activities	5,461	43,904	39,207

Investing activities:
Fixed maturities, available-for-sale
Sales	7,986	45,716	26,313
Purchases	(14,700)	(9,253)	(28,213)
Equity securities
Sales	—	—	2,995
Purchases	—	—	(2,367)
Net increase in short-term investments	(167)	10,064	5,122

Net cash provided by (used in) investing activities	(6,881)	46,527	3,850

Financing activities:
Capital contribution	—	—	—
Purchase of treasury stock	—	(90,866)	(51,980)
Proceeds of stock issued from employee stock purchase plan	672	945	868
Proceeds of stock issued from exercise of stock options	404	1,169	611

Net cash provided by (used in) financing activities	1,076	(88,752)	(50,501)

Increase (decrease) in cash	(344)	1,679	(7,444)
Cash at beginning of year	3,325	1,646	9,090

Cash at end of year	$2,981	$3,325	$1,646

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Insurance Information

		Reserve					Losses	Amortization
	Deferred	for losses		Other policy			and loss	of deferred
	policy	and loss		claims and	Net	Net	adjustment	policy	Other	Net
	acquisition	adjustment	Unearned	benefits	earned	investment	expenses	acquisition	operating	written
In thousands	costs	expenses	premiums	payable	premiums	income (1)	incurred	costs (2)	expenses (1)	premiums
Year ended December 31, 2012
Insurance Companies	$48,294	$1,567,045	$470,425	$—	$571,439	$46,549	$417,082	$81,370	$113,625	$622,956
Lloyd’s Operations	12,711	530,003	171,982	—	210,525	7,551	80,351	42,449	45,454	210,699

	$61,005	$2,097,048	$642,407	$—	$781,964	$54,100	$497,433	$123,819	$159,079	$833,655

Year ended December 31, 2011
Insurance Companies	$47,298	$1,517,331	$384,596	$—	$472,463	$54,164	$341,625	$64,165	$101,517	$542,391
Lloyd’s Operations	16,686	565,348	148,032	—	219,182	8,955	135,372	48,341	36,512	211,407

	$63,984	$2,082,679	$532,628	$—	$691,645	$63,119	$476,997	$112,506	$138,029	$753,798

Year ended December 31, 2010
Insurance Companies	$33,273	$1,433,556	$318,119	$—	$438,851	$62,792	$280,120	$59,122	$106,631	$429,355
Lloyd’s Operations	21,928	552,282	145,396	—	221,080	8,286	141,035	49,991	33,112	224,583

	$55,201	$1,985,838	$463,515	$—	$659,931	$71,078	$421,155	$109,113	$139,743	$653,938

(1) —	Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.
(2) —	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Reinsurance—Written Premium

		Ceded to	Assumed		Percentage
	Direct	other	from other	Net	of amount
In thousands	Amount	companies	companies	amount	assumed to net
Year ended December 31, 2012
Property-Casualty	$1,034,658	$452,810	$251,807	$833,655	30%

Year ended December 31, 2011
Property-Casualty	$929,778	$354,418	$178,438	$753,798	24%

Year ended December 31, 2010
Property-Casualty	$916,817	$333,263	$70,384	$653,938	11%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at	Charged (Credited) to	Charged to	Deductions	Balance at
In thousands	January 1, 2012	Costs and Expenses	Other Accounts	(Describe)	December 31, 2012
Description:
Allowance for uncollectable reinsurance	$13,020	$(1,500)	$—	$—	$11,520

Valuation allowance in deferred taxes	$242	$257	$—	$—	$499

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Information Concerning Property-Casualty Insurance Operations

($ in thousands)

		Reserve							Amortization
	Deferred	for losses					Losses and loss adjustment		of deferred
	policy	and loss	Discount,		Net	Net	expenses incurred related to		policy	Other	Net
	acquisition	adjustment	if any,	Unearned	earned	investment	Current	Prior	acquisition	operating	written
Affiliation with Registrant	costs	expenses	deducted	premiums	premiums	income (1)	year	years	costs (2)	expenses (1)	premiums
Consolidated Subsidiaries:
Year ended December 31, 2012	$61,005	$2,097,048	$—	$642,407	$781,964	$54,100	$542,724	$(45,291)	$123,819	$159,079	$833,655

Year ended December 31, 2011	$63,984	$2,082,679	$—	$532,628	$691,645	$63,119	$474,852	$2,145	$112,506	$138,029	$753,798

Year ended December 31, 2010	$55,201	$1,985,838	$—	$463,515	$659,931	$71,078	$434,957	$(13,802)	$109,113	$139,743	$653,938

(1) —	Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.
(2) —	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:
3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)
3-3	By-laws, as amended	Form S-1 (File No. 33-5667)
3-4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006
4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)
10-1*	Stock Option Plan	Form S-1 (File No. 33-5667)
10-2*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)
10-3	Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001
10-4	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002
10-5*	2002 Stock Incentive Plan	Proxy Statement filed May 30, 2002
10-6*	Employee Stock Purchase Plan	Proxy Statement filed May 29, 2003
10-7*	Executive Performance Incentive Plan	Proxy Statement filed April 4, 2008
10-8	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No.333-108424)
10-16	Agreement with Bruce J. Byrnes	Form 8-K filed June 16, 2009
10-17*	Amended and Restated 2005 Stock Incentive Plan	Proxy Statement filed April 4, 2010
10-18	Amended and Restated Funds at Lloyds Letter of Credit Agreement among the Company, ING Bank N.V., London Branch, individually and as Administrative Agent, and Letter of Credit Agent JP Morgan Chase Bank N.A., and Barclays Bank	Form 8-K filed November 28, 2012
11-1	Statement re Computation of Per Share Earnings	**
21-1	Subsidiaries of Registrant	**
23-1	Consent of Independent Registered Public Accounting Firm	**
31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**
31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**
32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**
32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Scheme	**
101.CAL	XBRL Taxonomy Extension Calculation Database	**
101.LAB	XBRL Taxonomy Extension Label Linkbase	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**

*	Compensatory Plan
**	Included herein