Form 10-Q
period 2013-03-31
NAVIGATORS GROUP INC
filed 2013-05-03
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

The number of common shares outstanding as of April 24, 2013 was 14,129,977.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013, $2,001,865; 2012, $2,034,765)	$2,078,003	$2,121,833
Equity securities, available-for-sale, at fair value (cost: 2013, $92,017; 2012, $85,004)	116,482	101,297
Short-term investments, at cost which approximates fair value	129,475	153,788
Cash	58,576	45,336

Total investments and cash	$2,382,536	$2,422,254

Premiums receivable	400,397	320,182
Prepaid reinsurance premiums	232,776	221,015
Reinsurance recoverable on paid losses	51,955	49,282
Reinsurance recoverable on unpaid losses and loss adjustment expenses	872,290	880,139
Deferred policy acquisition costs	69,349	61,005
Accrued investment income	13,640	12,587
Goodwill and other intangible assets	6,785	7,093
Deferred income tax, net	4,049	3,216
Receivable for investments sold	9,334	4,310
Other assets	27,934	26,587

Total assets	$4,071,045	$4,007,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,104,386	$2,097,048
Unearned premiums	719,383	642,407
Reinsurance balances payable	165,113	165,813
Senior Notes	114,462	114,424
Current income tax payable, net	7,078	2,133
Payable for investments purchased	20,905	58,345
Accounts payable and other liabilities	42,960	48,015

Total liabilities	$3,174,287	$3,128,185

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,641,357 shares for 2013 and 17,558,046 shares for 2012	1,763	1,755
Additional paid-in capital	331,932	329,452
Treasury stock, at cost (3,511,380 shares for 2013 and 2012)	(155,801)	(155,801)
Retained earnings	642,781	628,871
Accumulated other comprehensive income	76,083	75,208

Total stockholders’ equity	$896,758	$879,485

Total liabilities and stockholders’ equity	$4,071,045	$4,007,670

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Gross written premiums	$393,222	$343,149

Revenues:
Net written premiums	$269,452	$243,045
Change in unearned premiums	(67,124)	(59,926)

Net earned premiums	202,328	183,119
Net investment income	13,657	11,258
Total other-than-temporary impairment losses	(42)	(198)
Portion of loss recognized in other comprehensive income (before tax)	—	44

Net other-than-temporary impairment losses recognized in earnings	(42)	(154)
Net realized gains (losses)	4,814	1,842
Other income (expense)	618	911

Total revenues	$221,375	$196,976

Expenses:
Net losses and loss adjustment expenses	$131,342	$117,985
Commission expenses	26,555	29,450
Other operating expenses	40,874	36,307
Interest expense	2,051	2,049

Total expenses	200,822	185,791

Income (loss) before income taxes	20,553	11,185

Income tax expense (benefit)	6,643	3,281

Net income (loss)	$13,910	$7,904

Net income per common share:
Basic	$0.99	$0.57
Diluted	$0.97	$0.56
Average common shares outstanding:
Basic	14,085,821	13,979,442
Diluted	14,374,957	14,174,875

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$13,910	$7,904

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $617 and $4,937 in 2013 and 2012, respectively	$1,145	$9,168
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $1,770 and $344 in 2013 and 2012, respectively	(3,179)	(638)

Change in net unrealized gains (losses) on investments	$(2,034)	$8,530
Change in other-than-temporary impairments:
Non-credit other-than-temporary impairments arising during the period, net of deferred tax of $150 and $241 in 2013 and 2012, respectively	$279	$448
Reclassification adjustment for non-credit other-than-temporary impairment losses recognized in net income net of deferred tax of $16 in 2012	—	(29)

Change in other-than-temporary impairments	$279	$419
Change in foreign currency translation gains (losses), net of deferred tax of $1,543 and $1,399 in 2012 and 2011, respectively	2,630	(2,972)

Other comprehensive income (loss)	$875	$5,977

Comprehensive income (loss)	$14,785	$13,881

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	17,558,046	$1,755	$329,452	3,511,380	$(155,801)	$628,871	$75,208	$879,485
Net income						13,910	—	13,910
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(2,034)	(2,034)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	279	279
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	2,630	2,630

Total other comprehensive income	—	—	—	—	—	—	875	875
Shares issued under stock plan	83,311	8	1,122	—	—	—	—	1,130
Share-based compensation	—	—	1,358	—	—	—	—	1,358

Balance, March 31, 2013	17,641,357	$1,763	$331,932	3,511,380	$(155,801)	$642,781	$76,083	$896,758

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$13,910	$7,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,025	1,054
Deferred income taxes	(1,370)	(6,217)
Net realized (gains) losses	(4,814)	(1,842)
Net other-than-temporary losses recognized in earnings	42	154
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	5,176	(16,397)
Reserves for losses and loss adjustment expenses	7,338	30,326
Prepaid reinsurance premiums	(11,761)	(8,054)
Unearned premiums	76,976	68,705
Premiums receivable	(80,215)	(90,071)
Deferred policy acquisition costs	(8,344)	(6,017)
Accrued investment income	(1,053)	(36)
Reinsurance balances payable	(700)	21,965
Current income tax payable, net	4,945	7,154
Other	3,157	7,743

Net cash provided by (used in) operating activities	$4,312	$16,371

Investing activities:
Fixed maturities
Redemptions and maturities	$28,469	$47,523
Sales	362,090	273,529
Purchases	(358,829)	(371,071)
Equity securities
Sales	4,787	—
Purchases	(9,926)	(2,055)
Change in payable for securities	(42,464)	35,881
Net change in short-term investments	24,234	(80,757)
Purchase of property and equipment	(919)	(1,586)

Net cash provided by (used in) investing activities	$7,442	$(98,536)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$374	$313
Proceeds of stock issued from exercise of stock options	1,112	—

Net cash provided by (used in) financing activities	$1,486	$313

Increase (decrease) in cash	$13,240	$(81,852)
Cash at beginning of year	45,336	127,360

Cash at end of period	$58,576	$45,508

Supplemental cash information:
Income taxes paid, net	$1,198	$1,519
Interest paid	$—	$—
Issuance of stock to directors	$400	$242

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1. Accounting Policies

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The term “the Company” as used herein is used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2012 Annual Report on Form 10-K.

Note 2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013 -02 amending Codification topic 220 – Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance requires an entity to present information about significant items reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component and for items reclassified out of AOCI and into net income, the entity must disclose the effect of such items on the affected net income line item. The Company adopted this standard effective January 1, 2013, and presents this information on the consolidated statements of comprehensive income. Adoption of this standard did not have any impact on the Company’s consolidated balance sheets, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02 amending Codification topic 350 – Intangibles – Goodwill and Other. The amendment is intended to reduce cost and complexity, in addition to enhancing consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate an asset’s fair value when testing an indefinite-lived asset for impairment. The amendment is effective for fiscal years beginning after September 15, 2012. The Company adopted this standard effective January 1, 2013. Adoption of this standard did not have any impact on the Company’s consolidated financial position, results of operating or cash flows.

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

The Company evaluates the performance of each underwriting segment based on its underwriting and GAAP results. The Insurance Companies and the Lloyd’s Operations results are measured by taking into account net earned premiums, net losses and loss adjustment expenses (“LAE”), commission expenses, other operating expenses and other income (expense). Each segment maintains its own investments on which it earns income and realizes capital gains or losses. The Company’s underwriting performance is evaluated separately from the performance of its investment portfolios.

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. We control 100% of Syndicate 1221’s stamp capacity through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., (“NCUL”) which is referred to as a corporate name in the Lloyd’s market.

The Insurance Companies and the Lloyd’s Operations underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss.

Financial data by segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Month Ended March 31, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$301,628	$91,594	$—	$393,222
Net written premiums	216,319	53,133	—	269,452
Net earned premiums	154,331	47,997	—	202,328
Net losses and loss adjustment expenses	(106,985)	(24,357)	—	(131,342)
Commission expenses	(18,517)	(8,621)	583	(26,555)
Other operating expenses	(29,343)	(11,531)	—	(40,874)
Other income (expense)	659	542	(583)	618

Underwriting profit (loss)	$145	$4,030	$—	$4,175
Net investment income	11,951	1,702	4	13,657
Net realized gains (losses)	4,792	(20)	—	4,772
Interest expense	—	—	(2,051)	(2,051)

Income (loss) before income taxes	$16,888	$5,712	$(2,047)	$20,553
Income tax expense (benefit)	5,404	2,046	(807)	6,643

Net income (loss)	$11,484	$3,666	$(1,240)	$13,910

Identifiable assets	$3,087,308	$936,471	$47,266	$4,071,045

Losses and loss adjustment expenses ratio	69.3%	50.7%		64.9%
Commission expense ratio	12.0%	18.0%		13.1%
Other operating expense ratio (2)	18.6%	22.9%		19.9%

Combined ratio	99.9%	91.6%		97.9%

(1) —	Includes Corporate segment intercompany eliminations.
(2) —	Includes Other operating expenses and Other income.

	Three Month Ended March 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$248,338	$94,811	$—	$343,149
Net written premiums	181,250	61,795	—	243,045
Net earned premiums	131,548	51,571	—	183,119
Net losses and loss adjustment expenses	(91,177)	(26,808)	—	(117,985)
Commission expenses	(19,301)	(10,886)	737	(29,450)
Other operating expenses	(25,345)	(10,962)	—	(36,307)
Other income (expense)	1,642	6	(737)	911

Underwriting profit (loss)	$(2,633)	$2,921	$—	$288
Net investment income	8,935	2,283	40	11,258
Net realized gains (losses)	1,875	(187)	—	1,688
Interest expense	—	—	(2,049)	(2,049)

Income (loss) before income taxes	$8,177	$5,017	$(2,009)	$11,185
Income tax expense (benefit)	2,258	1,726	(703)	3,281

Net income (loss)	$5,919	$3,291	$(1,306)	$7,904

Identifiable assets	$2,899,369	$907,760	$40,398	$3,847,527

Losses and loss adjustment expenses ratio	69.3%	52.0%		64.4%
Commission expense ratio	14.7%	21.1%		16.1%
Other operating expense ratio (2)	18.0%	21.2%		19.3%

Combined ratio	102.0%	94.3%		99.8%

(1) —	Includes Corporate segment intercompany eliminations.
(2) —	Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$50,847	$53,644	$104,491
Property casualty	218,964	25,058	244,022
Professional liability	31,817	12,892	44,709

Total	$301,628	$91,594	$393,222

Net written premiums:
Marine	$41,141	$39,558	$80,699
Property casualty	149,951	7,312	157,263
Professional liability	25,227	6,263	31,490

Total	$216,319	$53,133	$269,452

Net earned premiums:
Marine	$36,725	$34,045	$70,770
Property casualty	92,718	7,879	100,597
Professional liability	24,888	6,073	30,961

Total	$154,331	$47,997	$202,328

	Three Months Ended March 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$61,865	$61,775	$123,640
Property casualty	155,919	24,296	180,215
Professional liability	30,554	8,740	39,294

Total	$248,338	$94,811	$343,149

Net written premiums:
Marine	$42,865	$48,058	$90,923
Property casualty	114,532	9,355	123,887
Professional liability	23,853	4,382	28,235

Total	$181,250	$61,795	$243,045

Net earned premiums:
Marine	$35,275	$33,264	$68,539
Property casualty	74,368	14,502	88,870
Professional liability	21,905	3,805	25,710

Total	$131,548	$51,571	$183,119

The Insurance Companies net earned premiums include $10.1 million and $21.0 million of net earned premiums from the U.K. Branch for the three months ended March 31, 2013 and 2012, respectively.

Note 4. Reinsurance Ceded

The Company’s ceded earned premiums were $110.9 million and $91.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase in ceded earned premiums from 2012 to 2013 is primarily due to growth and change in mix of business, partially offset by a reduction in reinsurance reinstatement premiums in 2013 as compared to 2012 related to specific losses for each year.

The Company’s ceded incurred losses were $53.6 million and $70.7 million for the three months ended March 31, 2013 and 2012, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 72.7% of the total recoverable), together with the reinsurance recoverable and collateral as of March 31, 2013, and the reinsurers’ ratings from A.M. Best Company (“A.M. Best”) or Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held (2)	AMB	S&P
National Indemnity Company	$48,252	$61,076	$109,328	$32,952	A++	AA+
Swiss Reinsurance America Corporation	5,551	87,274	92,825	6,070	A+	AA-
Transatlantic Reinsurance Company	19,321	71,906	91,227	9,739	A	A+
Everest Reinsurance Company	20,648	70,431	91,079	9,102	A+	A+
Munich Reinsurance America Inc.	9,613	78,428	88,041	3,329	A+	AA-
Lloyd’s Syndicate #2003	8,859	38,850	47,709	10,251	A	A+
Partner Reinsurance Europe	8,787	34,121	42,908	17,457	A+	A+
Allied World Reinsurance	11,812	26,486	38,298	4,682	A	A
Scor Global P&C SE	10,065	21,576	31,641	6,829	A	A+
Tower Insurance Company	11,993	17,045	29,038	8,227	A-	NR
General Reinsurance Corporation	268	26,144	26,412	731	A++	AA+
Validus Reinsurance Ltd.	2,739	22,892	25,631	13,041	A	A
Berkley Insurance Company	1,556	19,144	20,700	241	A+	A+
Scor Holding (Switzerland) AG	790	16,810	17,600	8,214	A	A+
Atlantic Specialty Insurance	7,843	8,295	16,138	3,489	A	A-
Ace Property and Casualty Insurance Company	801	14,780	15,581	—	A+	AA-
AXIS Re Europe	2,995	11,782	14,777	2,867	A	A+
Platinum Underwriters Re	354	14,280	14,634	1,851	A	A-
Lloyd’s Syndicate #4000	1,403	12,168	13,571	882	A	A+
Star Insurance Company	5,296	8,159	13,455	1,348	A-	BBB

Top 20 Reinsurers	$178,946	$661,647	$840,593	$141,302
Others	53,830	262,598	316,428	84,603

Total	$232,776	$924,245	$1,157,021	$225,905

(1) —	Net of reserve for uncollectible reinsurance of approximately $11.5 million.
(2) —	Collateral of $225.9 million consists of $165.1 million in ceded balances payable, $57.2 million in letters of credit, and $3.6 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Note 5. Stock-Based Compensation

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. The Company’s performance based share grants generally consist of two types of awards. The restricted stock units issued in 2011 and after will cliff vest on the third anniversary of the date of grant, with 50% vesting in full, and 50% dependent on the rate of compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. Those performance based restricted stock units issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation for the three months ended March 31, 2013 and 2012 are presented in the following table:

	Three Months Ended March 31,
In thousands	2013	2012
Restricted stock units	$1,358	$1,212
Directors restricted stock grants(1)	100	60
Employee stock purchase plan	9	(26)

Total stock based compensation	$1,467	$1,246

(1) —	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.

Note 6. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £195 million ($296 million) for the 2013 underwriting year compared to £184 million ($300 million) for the 2012 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2013 and 2012 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of March 31, 2013, the Company had provided letters of credit of $145.9 million and has $0.8 million of cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2013 and 2014 underwriting years, as well as open prior years. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2014, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 11, Credit Facility, for additional information.

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and will receive U.K. tax credits in the United Kingdom (“U.K.”) for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings were subject to taxes under U.K. tax regulations at a 26% rate through March 31, 2012. A finance bill was enacted in the U.K. that reduced the U.K. corporate tax rate from 26% to 24% effective April 2012 and from 24% to 23% effective April 2013. The effect of such tax rate change was not material.

The Company has not provided for U.S. income taxes on approximately $18.0 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $1.9 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of March 31, 2013 and 2012. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2013 and 2012. The Company currently is under examination by the Internal Revenue Service for taxable years 2010 and 2011, and generally is subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $6.6 million for the three months ended March 31, 2013 compared to $3.3 million for the same period in 2012, resulting in an effective tax rate of 32.3% for the three months ended March 31, 2013 and 29.3% for the comparable period in 2012.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.4 million and $0.5 million as of March 31, 2013 and December 31, 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million for both March 31, 2013 and December 31, 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of March 31, 2013 expire from 2023 to 2031.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The principal amount of the Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability as of March 31, 2013 was $114.5 million. The unamortized discount at March 31, 2013 was $0.5 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016, as a result of these transactions, is $115.0 million.

The fair value of the Senior Notes was $122.6 million and $123.2 million as of March 31, 2013 and December 31, 2012, respectively. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. Interest expense on the Senior Notes for both the three months ended March 31, 2013 and 2012 was approximately $2 million.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with any future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of March 31, 2013, the Company was in compliance with all such covenants.

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

Note 10. Investments

The following tables set forth the Company’s cash and investments as of March 31, 2013 and December 31, 2012. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	March 31, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$531,463	$7,988	$(31)	$523,506
States, municipalities and political subdivisions	449,387	17,619	(1,744)	433,512
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	346,829	11,842	(640)	335,627
Residential mortgage obligations	38,350	1,223	(187)	37,314
Asset-backed securities	47,092	1,110	(29)	46,011
Commercial mortgage-backed securities	180,939	13,170	(29)	167,798

Subtotal	$613,210	$27,345	$(885)	$586,750
Corporate bonds	483,943	25,970	(124)	458,097

Total fixed maturities	$2,078,003	$78,922	$(2,784)	$2,001,865
Equity securities—common stocks	116,482	24,712	(247)	92,017
Short-term investments	129,475	—	—	129,475
Cash	58,576	—	—	58,576

Total	$2,382,536	$103,634	$(3,031)	$2,281,933

	December 31, 2012
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of March 31, 2013 and December 31, 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income, are now in an unrealized gains position of $0.4 million and $20 thousand, respectively.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of March 31, 2013 are shown in the following table:

	March 31, 2013
In thousands	Fair Value	Amortized Cost
Due in one year or less	$109,496	$108,751
Due after one year through five years	636,433	616,510
Due after five years through ten years	480,898	459,528
Due after ten years	237,966	230,326
Mortgage- and asset-backed securities	613,210	586,750

Total	$2,078,003	$2,001,865

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.3 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of March 31, 2013 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	March 31, 2013
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$293,623	14%
Very strong	AA	1,157,811	56%
Strong	A	445,757	21%
Adequate	BBB	159,109	8%
Speculative	BB & Below	17,967	1%
Not rated	NR	3,736	0%

Total	AA	$2,078,003	100%

The following table summarizes all securities in a gross unrealized loss position as of March 31, 2013 and December 31, 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	March 31, 2013			December 31, 2012
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	8	$40,455	$31	8	$23,760	$22
7-12 months	—	—	—	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	8	$40,455	$31	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	58	$129,906	$1,682	10	$21,299	$325
7-12 months	—	—	—	—	—	—
> 12 months	4	2,852	62	4	2,908	55

Subtotal	62	$132,758	$1,744	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	22	$46,654	$512	10	$62,516	$174
7-12 months	3	7,921	128	2	1,671	30
> 12 months	—	—	—	—	—	—

Subtotal	25	$54,575	$640	12	$64,187	$204
Residential mortgage obligations
0-6 months	5	$1,673	$2	6	$1,825	$22
7-12 months	—	—	—	—	—	—
> 12 months	24	4,653	185	35	7,252	527

Subtotal	29	$6,326	$187	41	$9,077	$549
Asset-backed securities
0-6 months	1	$631	$2	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	1	1,743	27	2	2,369	49

Subtotal	2	$2,374	$29	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	1	$1,149	$5	7	$2,639	$7
7-12 months	2	802	11	—	—	—
> 12 months	4	717	13	5	845	11

Subtotal	7	$2,668	$29	12	$3,484	$18
Corporate bonds
0-6 months	10	$15,648	$121	2	$3,528	$6
7-12 months	—	—	—	—	—	—
> 12 months	1	1,497	3	4	6,689	19

Subtotal	11	$17,145	$124	6	$10,217	$25

Total fixed maturities	144	$256,301	$2,784	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	4	$8,011	$247	13	$23,345	$522
7-12 months	—	—	—	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	4	$8,011	$247	14	$25,288	$626

As of March 31, 2013 and December 31, 2012, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $0.3 million and $0.2 million, respectively.

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

As of March 31, 2013, there were no investments that had a gross unrealized loss that was less than 80% of amortized cost.

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended March 31,
	2013		2012
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	—	—	1	55
Asset-backed securities	—	—	—	—
Equities	2	42	2	143

Total	2	$42	3	$198
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		44
Asset-backed securities		—		—
Equities		—		—

Total		$—		$44
Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		11
Asset-backed securities		—		—
Equities		42		143

Total		$42		$154

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three months ended March 31, 2013 and 2012. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in OCI:

	Three Months Ended March 31,
In thousands	2013	2012
Beginning balance	$3,332	$3,321
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	11
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—

Ending balance	$3,332	$3,332

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of March 31, 2013 is presented in the following table:

	March 31, 2013
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$3	0%	$1,505	0%
Due after one year through five years	63	2%	26,313	10%
Due after five years through ten years	446	16%	76,159	30%
Due after ten years	1,387	50%	86,381	34%
Mortgage- and asset-backed securities	885	32%	65,943	26%

Total	$2,784	100%	$256,301	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended March 31,
In thousands	2013	2012
Fixed maturities	$13,167	$15,411
Equity securities	1,030	947
Short-term investments	189	312

Total investment income	$14,386	$16,670
Investment expenses	(729)	(5,412)

Net investment income	$13,657	$11,258

Interest expense for the three months ended March 31, 2012 included $4.5 million of interest expense related to a total $9.2 million settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts.

The portfolio duration was 4.0 years and 3.7 years for the three months ended March 31, 2013 and 2012, respectively.

The change in net unrealized gains and losses, inclusive of the change in the non credit portion of other-than-temporary impairment losses, consisted of:

	Three Months Ended March 31,
In thousands	2013	2012
Fixed maturities	$(10,930)	$9,128
Equity securities	8,172	4,639

Gross unrealized gains (losses)	$(2,758)	$13,767
Deferred income tax	(1,003)	4,818

Change in net unrealized gains (losses), net	$(1,755)	$8,949

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Fixed maturities:
Gains	$3,206	$3,142
Losses	(310)	(1,300)

Fixed maturities, net	$2,896	$1,842
Equity securities:
Gains	$1,918	$—
Losses	—	—

Equity securities, net	$1,918	$—

Net realized gains (losses)	$4,814	$1,842

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $4.8 million for the three months ended March 31, 2013 are primarily due to the sale of commercial mortgage backed securities and equity securities. Net realized gains of $1.8 million for the three months ended March 31, 2012 was due to the sale of municipal bonds and corporate bonds.

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	March 31, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$313,253	$218,210	$—	$531,463
States, municipalities and political subdivisions	—	449,387	—	449,387
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	346,829	—	346,829
Residential mortgage obligations	—	38,350	—	38,350
Asset-backed securities	—	47,092	—	47,092
Commercial mortgage-backed securities	—	180,939	—	180,939

Subtotal	$—	$613,210	$—	$613,210
Corporate bonds	—	483,943	—	483,943

Total fixed maturities	$313,253	$1,764,750	$—	$2,078,003
Equity securities—common stocks	116,482	—	—	116,482

Total	$429,735	$1,764,750	$—	$2,194,485

	December 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$414,502	$235,190	$—	$649,692
States, municipalities and political subdivisions	—	322,947	—	322,947
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	384,445	—	384,445
Residential mortgage obligations	—	38,692	—	38,692
Asset-backed securities	—	50,382	—	50,382
Commercial mortgage-backed securities	—	204,821	—	204,821

Subtotal	$—	$678,340	$—	$678,340
Corporate bonds	—	470,854	—	470,854

Total fixed maturities	$414,502	$1,707,331	$—	$2,121,833
Equity securities—common stocks	101,297	—	—	101,297

Total	$515,799	$1,707,331	$—	$2,223,130

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

The Company did not have any significant transfers between Level 1 and 2 as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and 2012, the Company did not have any Level 3 assets.

As of March 31, 2013 and December 31, 2012, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 11. Credit Facility

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of March 31, 2013, letters of credit with an aggregate face amount of $145.9 million were outstanding under the credit facility and we have $0.8 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of March 31, 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q for The Navigators Group, Inc. and its subsidiaries (“the Company”, “we”, “us”, and “our”) are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2012 Annual Report on Form 10-K as well as:

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

•	the inability of our subsidiaries to pay dividends to us in sufficient amounts, which would harm our ability to meet our obligations;

•	weather-related events and other catastrophes (including man-made catastrophes) impacting our insureds and/or reinsurers;

•	volatility in the market price of our common stock;

•	exposure to recent uncertainties with regard to European sovereign debt holdings;

•	the determination of the impairments taken on our investments is subjective and could materially impact our financial position or results of operations;

•	if we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected;

•

compliance by our Marine business with the legal and regulatory requirements to which they are subject is evolving and unpredictable. In addition, compliance with new sanctions and embargo laws could have a material adverse effect on our business; and

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2013 and 2012 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of March 31, 2013, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $159 million and $36 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2012 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates). Certain of these estimates are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subjective judgments, including those related to our estimates for losses and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results. For additional information regarding our critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, Recent Accounting Pronouncements, in the Notes to Interim Consolidated Financial Statements included herein for a discussion about accounting standards recently adopted by the Company, as well as recent accounting developments relating to standards not yet adopted by the Company.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2013 and 2012. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net other-than-temporary impairment (“OTTI”) losses recognized in earnings. Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2013 and 2012:

			Percentage
	Three Months Ended March 31,		Change
In thousands, except for per share amounts	2013	2012	2013 vs. 2012
Gross written premiums	$393,222	$343,149	14.6%
Net written premiums	269,452	243,045	10.9%
Total revenues	221,375	196,976	12.4%
Total expenses	200,822	185,791	8.1%

Pre-tax income (loss)	$20,553	$11,185	83.8%
Provision (benefit) for income taxes	6,643	3,281	102.5%

Net income (loss)	$13,910	$7,904	76.0%

Net income (loss) per common share:
Basic	$0.99	$0.57
Diluted	$0.97	$0.56

Net income for the three months ended March 31, 2013 was $13.9 million or $0.97 per diluted share compared to $7.9 million or $0.56 per diluted share for the three months ended March 31, 2012. Operating earnings for the three months ended March 31, 2013 were $10.8 million or $0.75 per diluted share compared to $6.8 million or $0.48 per diluted share for the comparable period in 2012. In comparison to net income, operating earnings excludes after-tax net realized gains of $3.1 million and after-tax other-than-temporary impairment losses of $0.03 million for the three months ended March 31, 2013. For the three months ended March 31, 2012, operating earnings excluded $1.2 million of net realized gains and after-tax other-than-temporary impairment losses of $0.1 million. The increase in our operating earnings was largely attributable an increase in net investment income and stronger underwriting results.

Our book value per share as of March 31, 2013 was $63.46, increasing from $62.61 as of December 31, 2012. The increase in book value per share primarily resulted from our results of operations. Our consolidated stockholders’ equity increased 2.0% to $896.8 million as of March 31, 2013 compared to $879.5 million as of December 31, 2012.

Cash flow provided by operations was $4.3 million for the three months ended March 31, 2013 compared to $16.4 million for the comparable period in 2012. The decrease in cash flow from operations was due to the timing of payments to our reinsurers in connection with the increased use of proportional reinsurance to support our offshore energy business in 2013.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or net loss for the three months ended March 31, 2013 and 2012:

			Percentage
	Three Months Ended March 31,		Change
In thousands	2013	2012	2013 vs. 2012
Gross written premiums	$393,222	$343,149	14.6%
Net written premiums	269,452	243,045	10.9%
Net earned premiums	202,328	183,119	10.5%
Net losses and loss adjustment expenses	(131,342)	(117,985)	11.3%
Commission expenses	(26,555)	(29,450)	-9.8%
Other operating expenses	(40,874)	(36,307)	12.6%
Other income (expenses) (1)	618	911	-32.1%

Underwriting profit (loss)	$4,175	$288	NM
Net investment income	13,657	11,258	21.3%
Net other-than-temporary impairment losses recognized in earnings	(42)	(154)	-72.7%
Net realized gains (losses)	4,814	1,842	NM
Interest expense	(2,051)	(2,049)	0.1%

Income (loss) before income taxes	$20,553	$11,185	83.8%
Income tax expense (benefit)	6,643	3,281	102.5%

Net income (loss)	$13,910	$7,904	76.0%

Losses and loss adjustment expenses ratio	64.9%	64.4%
Commission expense ratio	13.1%	16.1%
Other operating expense ratio (2)	19.9%	19.3%

Combined ratio	97.9%	99.8%

(1) —	Reported within “Other income (expense)” on the Consolidated Statements of Income
(2) —	Includes Other operating expenses & Other income (expense)
NM —	Percentage change not meaningful

The combined ratio for the three months ended March 31, 2013 was 97.9% compared to 99.8% for the same period in 2012. Our pre-tax underwriting profit increased $3.9 million to $4.2 million for the three months ended March 31, 2013 compared to a $0.3 million for the same period in 2012.

Our pre-tax underwriting results for the three months ended March 31, 2013 include $4.4 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, as well as $4.0 million of underwriting profit from our Lloyd’s Operations due to continued favorable loss emergence for underwriting years 2011 and prior. We also recorded net prior period reserve deficiencies of $6.7 million from our Insurance Companies Professional Liability business.

Our underwriting profit for the three months ended March 31, 2012 reflects a net loss of $6.5 million related to the grounding of the cruise ship, Costa Concordia. This loss was offset by net prior period reserve redundancies of $6.9 million primarily related to our Property Casualty business.

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013				2012
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$50,847	13%	$41,141	$36,725	$61,865	18%	$42,865	$35,275
Property Casualty	218,964	56%	149,951	92,718	155,919	45%	114,532	74,368
Professional Liability	31,817	8%	25,227	24,888	30,554	9%	23,853	21,905

Insurance Companies Total	$301,628	77%	$216,319	$154,331	$248,338	72%	$181,250	$131,548

Lloyd’s Operations:
Marine	$53,644	14%	$39,558	$34,045	$61,775	18%	$48,058	$33,264
Property Casualty	25,058	6%	7,312	7,879	24,296	7%	9,355	14,502
Professional Liability	12,892	3%	6,263	6,073	8,740	3%	4,382	3,805

Lloyd’s Operations Total	$91,594	23%	$53,133	$47,997	$94,811	28%	$61,795	$51,571

Total	$393,222	100%	$269,452	$202,328	$343,149	100%	$243,045	$183,119

Gross written premiums increased $50.1 million, or 14.6%, to $393.2 million for the three months ended March 31, 2013 compared to $343.1 million for the same period in 2012. The increases in gross written premiums are primarily attributed to growth within our Property Casualty business, specifically our Excess Casualty division as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, as well as our Assumed Reinsurance division, as our Navigators Reinsurance (“NavRe”) business continues to achieve successful growth since its establishment in late 2010.

Average renewal premium rates for our Insurance Companies segment increased for the three months ended March 31, 2013 as compared to the same period in 2012 across substantially all of our businesses within each segment. Our Insurance Companies Marine business has realized a 4.0% and 3.0% increase in rates for the Marine Liability and Inland Marine divisions, respectively. Within our Insurance Companies Property Casualty business we have realized a 1.8% increase in rates for the Excess Casualty division, a 1.4% increase in the Primary Casualty division, and a slight 0.3% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 6.1%, consisting of 13.2% and 3.8% for the Management Liability (“D&O”) and Errors & Omissions (“E&O”) divisions, respectively. For the three months ended March 31, 2013, average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s Energy & Engineering of approximately 5.0% and 1.6%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 4.5%.

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

Our reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for marine, property and certain casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional reinsurance premium (referred to as RRPs). The number of reinsurance reinstatements available varies by contract.

We record an estimate of the expected RRPs for losses ceded to excess-of-loss agreements where this feature applies.

For the three months ended March 31, 2013, we incurred approximately $0.7 million in RRPs primarily driven by a large energy loss from our Lloyd’s NavTech business. In comparison to the same period in 2012, we incurred approximately $12 million in RRPs, $6.5 million of which were attributable to losses related to the grounding of the cruise ship, Costa Concordia.

The following table sets forth our ceded written premiums by segment and major line of business for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$9,706	19%	$19,000	31%
Property Casualty	69,013	32%	41,387	27%
Professional Liability	6,590	21%	6,701	22%

Total Insurance Companies	$85,309	28%	$67,088	27%

Lloyd’s Operations:
Marine	$14,086	26%	$13,717	22%
Property Casualty	17,746	71%	14,941	61%
Professional Liability	6,629	51%	4,358	50%

Total Lloyd’s Operations	$38,461	42%	$33,016	35%

Total	$123,770	31%	$100,104	29%

Overall, the increase in the percentage of total ceded written premiums to total gross written premiums for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to changes in the mix of our Property Casualty business, partially offset by approximately $12 million of RRPs in 2012 primarily from our Marine business, which include those related to losses from Costa Concordia, as described above. The increase in the Property Casualty business for the Insurance Companies is primarily driven by the significant growth from our Excess Casualty division, where our retention is lower, and is partially offset by the continued growth of our Assumed Reinsurance business where our retention is higher. The increase in the Property Casualty business for the Lloyd’s Operations is driven by increased use of proportional reinsurance to support our offshore energy business for 2013.

Net Written Premiums

Net written premiums increased 10.9% for the three months ended March 31, 2013 compared to the same period in 2012. The increase is due to the mix of our Property Casualty business and is specifically driven by the continued growth in our Assumed Reinsurance business written by NavRe. In addition, the increase is also attributable to the approximate $12 million of RRPs that were incurred in 2012, as described above, offset by higher proportional reinsurance premium cessions on our offshore energy business written by NavTech.

Net Earned Premiums

Net earned premiums increased 10.5% for the three months ended March 31, 2013 compared to the same period in 2012 driven by growth of our Assumed Reinsurance business, which includes the Accident & Health (“A&H”) lines that are recognized in earnings over a longer exposure period than our other lines of business, as well as earnings from the continued growth of our Excess Casualty and Primary Casualty businesses, as described above. In addition, the increase is also attributable to the RRPs recorded in 2012, as described above.

Net Investment Income

Our net investment income was derived from the following sources:

			Percentage
	Three Months Ended March 31,		Change
In thousands	2013	2012	2013 vs. 2012
Fixed maturities	$13,167	$15,411	-14.6%
Equity securities	1,030	947	8.8%
Short-term investments	189	312	-39.4%

Total investment income	$14,386	$16,670	-13.7%
Investment expenses	(729)	(5,412)	-86.5%

Net investment income	$13,657	$11,258	21.3%

The decrease in total investment income before investment expenses was 13.7% for the three months ended March 31, 2013 compared to 2012, primarily due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.3% and 2.0% for the three months ended March 31, 2013 and 2012, respectively.

The 2.0% average yield for the three months ended March 31, 2012 included $4.5 million of interest expense related to a total $9.2 million settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the in the late 1980’s and early 1990’s. Excluding the impact of the aforementioned accrued interest expense, the average yield for the three months ended March 31, 2012 would have been 2.8%.

The portfolio duration was 4.0 years and 3.7 years for the three months ended March 31, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

			Percentage
	Three Months Ended March 31,		Change
In thousands	2013	2012	2013 vs. 2012
Fixed maturities	$—	$(11)	NM
Equity securities	(42)	(143)	-70.6%

OTTI recognized in earnings	$(42)	$(154)	-72.7%

Net OTTI losses for the three months ended March 31, 2013 primarily consist of $0.04 million for equity securities previously impaired. Net OTTI losses for the three months ended March 31, 2012 consisted of one non-agency mortgage backed security and one equity security.

Net Realized Gains and Losses

Our realized gains and losses for the periods indicated were as follows:

			Percentage
	Three Months Ended March 31,		Change
In thousands	2013	2012	2013 vs. 2012
Fixed maturities:
Gains	$3,206	$3,142	2.0%
Losses	(310)	(1,300)	-76.2%

Fixed maturities, net	$2,896	$1,842	57.2%
Equity securities:
Gains	$1,918	$—	NM
Losses	—	—	NM

Equity securities, net	$1,918	$—	NM

Net realized gains (losses)	$4,814	$1,842	NM

NM —	Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $4.8 million for the three months ended March 31, 2013 are due to the sale of commercial mortgage backed securities and equity securities. Net realized gains of $1.8 million for the three months ended March 31, 2012 are due to the sale of corporate bonds and municipal bonds.

Other Income/Expense

Total other income for the three months ended March 31, 2013 and 2012 was $0.6 million and $0.9 million, respectively, and consists of foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three months ended March 31, 2013 and 2012 is presented in the following table:

	Three Months Ended March 31,
Net Loss and LAE Ratio	2013	2012
Net Loss and LAE Payments	54.5%	64.6%
Change in reserves	8.4%	3.5%

Subtotal—current year loss ratio	62.9%	68.1%
Prior year deficiencies (redundancies)	2.0%	-3.7%

Net loss and LAE ratio	64.9%	64.4%

The net loss and LAE ratio for the three months ended March 31, 2013 increased 0.5 percentage points to 64.9% from 64.4% for the three months ended March 31, 2012. The increase in the loss ratio reflects the net prior period reserve deficiencies driven by adverse development from our Professional Liability business. The 64.4% loss ratio for the three months ended March 31, 2012 includes our net loss related to the grounding of the cruise ship Costa Concordia off the coast of Italy, which was offset by net reserve redundancies from our Energy & Engineering business written by NavTech.

The segment and line of business breakdown of the net loss and LAE ratios for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Insurance Companies:
Marine	63.7%	78.7%
Property Casualty	66.0%	64.7%
Professional Liability	89.9%	69.7%

Insurance Companies	69.3%	69.3%
Lloyd’s Operations
Marine	55.3%	64.8%
Property Casualty	9.5%	27.9%
Professional Liability	78.5%	31.6%

Lloyd’s Operations	50.7%	52.0%

Net loss and LAE ratio	64.9%	64.4%

The changes in the net loss and LAE ratios by segment and line of business, as noted above, are primarily related to prior year reserve deficiencies and or redundancies, as described below.

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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
In thousands	2013	2012
Insurance Companies:
Marine	$1,193	$(495)
Property Casualty	(156)	(3,296)
Professional Liability	6,693	1,075

Insurance Companies	$7,730	$(2,716)
Lloyd’s Operations:
Marine	(1,627)	55
Property Casualty	(2,030)	(2,738)
Professional Liability	10	(1,467)

Lloyd’s Operations	$(3,647)	$(4,150)

Total deficiencies (redundancies)	$4,083	$(6,866)

The following is a discussion of relevant factors related to the $4.1 million prior period net reserve deficiencies recorded in the first quarter of the 2013:

The Insurance Companies recorded $7.7 million of net prior period reserve deficiencies, of which $6.7 million was related to the Professional Liability business. Within the Professional Liability business, we reported prior period reserve deficiencies of $3.7 million from the Management Liability division related to specific large claims from our public and private sector directors and officers liability lines for underwriting years (“UY”) 2010 and prior. In addition, we reported prior period reserve deficiencies of $3.0 million from the E&O division related to specific large claims from our insurance agents and miscellaneous professional liability lines from UY 2011 and prior. The $1.1 million of net prior period reserve deficiencies from our Marine business is due to adverse development related to one claim from our Inland Marine division for UY 2012.

Our Lloyd’s Operations recorded $3.6 million of net prior period reserve redundancies. Within the Lloyd’s Operations Property Casualty business, we reported prior period reserve redundancies of $2.0 million from the Energy & Engineering division related to the favorable settlement of two claims from our onshore lines for UY 2011. The $1.6 million of prior period reserve redundancies from our Lloyd’s Marine business is related to the favorable settlement of specific claims from our marine liability lines for UYs 2007 and 2004.

The following is a discussion of relevant factors related to the $6.9 million prior period net reserve redundancies recorded in the first quarter of 2012:

The Insurance Companies recorded $2.7 million of net prior period reserve redundancies driven by net favorable development from our Property Casualty business. The Property Casualty business reported net favorable development of $2.4 million and $2.2 million from the NavTech and Primary Casualty divisions, respectively, across multiple lines and underwriting years, partially offset by $1.6 million of net prior period reserve deficiencies from our Assumed Reinsurance business.

Our Lloyd’s Operations recorded $4.2 million of net prior period reserve redundancies driven by the Property Casualty business, namely Lloyd’s NavTech, and the Professional Liability business, across all classes of business for UYs 2009 and prior.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three months ended March 31, 2013, and 2012 were 13.1% and 16.1%, respectively. The decrease in the commission expense ratio for the three months ended March 31, 2013 when compared to the same period in 2012 is attributed to changes in the mix of business, mostly driven by an increase in the ceding commission on the new quota share program for our offshore energy business, and to a lesser extent RRPs recorded in 2012 in connection with loss events from our Marine business.

Other Operating Expenses

Other operating expenses were $40.9 million for the three months ended March 31, 2013 compared to $36.3 million for the same period in 2012. The increase in operating expenses is primarily due to an increase in incentive compensation as well as increase in overall headcount due to continued investments in new underwriting teams and related support staff, closely aligned with business growth.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense for both the three months ended March 31, 2013 and 2012 was approximately $2 million.

Income Taxes

We recorded income tax expense of $6.6 million for the three months ended March 31, 2013 compared to $3.3 million for the comparable period in 2012, resulting in effective tax rates of 32.3% and 29.3%, respectively. The effective tax rate on net investment income was 28.5% and 25.2% for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the net deferred federal, foreign, state and local tax assets were $4.0 million compared to $3.2 million as of December 31, 2012 with the change primarily due to the increase in the deferred tax asset for unearned premium reserve, in line with the growth of our business.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.4 million and $0.5 million as of March 31, 2013 and December 31, 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million for both March 31, 2013 and December 31, 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of March 31, 2013 expire from 2023 to 2031.

The Company has not provided for U.S. income taxes on approximately $18.0 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $1.9 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

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

The following table sets forth the results of operations for the Insurance Companies for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Gross written premiums	$301,628	$248,338	21.5%
Net written premiums	216,319	181,250	19.3%
Net earned premiums	154,331	131,548	17.3%
Net losses and loss adjustment expenses	(106,985)	(91,177)	17.3%
Commission expenses	(18,517)	(19,301)	-4.1%
Other operating expenses	(29,343)	(25,345)	15.8%
Other income (expense)	659	1,642	-59.9%

Underwriting profit (loss)	$145	$(2,633)	NM
Net investment income	11,951	8,935	33.8%
Net realized gains (losses)	4,792	1,875	NM

Income (loss) before income taxes	$16,888	$8,177	106.5%
Income tax expense (benefit)	5,404	2,258	139.3%

Net income (loss)	$11,484	$5,919	94.0%

Losses and loss adjustment expenses ratio	69.3%	69.3%
Commission expense ratio	12.0%	14.7%
Other operating expense ratio (1)	18.6%	18.0%

Combined ratio	99.9%	102.0%

(1) —	Includes Other operating expenses & Other income (expense)
NM —	Percentage change not meaningful

Our Insurance Companies reported net income of $11.5 million for the three months ended March 31, 2013 compared to $5.9 million for the same period in 2012. The increase in net income for the three months ended March 31, 2013 as compared to the same period in 2012 was largely related to an increase in net realized gains, net investment income on our investment portfolio and an improvement in underwriting results.

Our Insurance Companies combined ratio for the three months ended March 31, 2013 was 99.9% compared to 102.0% for the same period in 2012. Our Insurance Companies pre-tax underwriting results increased by $2.7 million to a $0.1 million pre-tax underwriting profit for the three months ended March 31, 2013 compared to an underwriting loss of $2.6 million for the same period in 2012.

The Insurance Companies pre-tax underwriting results for the three months ended March 31, 2013 includes $4.4 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, as well as $6.7 million of net prior period reserve deficiencies from our Professional Liability business.

Our underwriting results for the three months ended March 31, 2012 reflects a net loss of $5.5 million related to the grounding of the cruise ship, Costa Concordia. This loss was partially offset by net prior period reserve redundancies of $3.3 million primarily related to our Property Casualty business.

Insurance Companies Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Marine Liability	$14,805	$18,241	-18.8%
Craft/Fishing Vessels	10,779	8,244	30.8%
Cargo	8,420	8,458	-0.5%
Protection & Indemnity	6,150	6,616	-7.0%
Inland Marine	4,882	11,838	-58.8%
Bluewater Hull	2,600	3,559	-26.9%
Other Marine	3,211	4,909	-34.6%

Total Marine	$50,847	$61,865	-17.8%

The Insurance Companies Marine gross written premiums for the three months ended March 31, 2013 decreased 17.8% to $50.8 million compared to the same period during 2012 primarily due to the re-underwriting of our Inland Marine business, as well as reduction in our marine liability lines is due to the non-renewal of certain policies.

The Insurance Companies Marine business achieved a 4.0% increase on renewal rates for the three months ended March 31, 2013.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Assumed Reinsurance	$92,136	$73,422	25.5%
Excess Casualty	70,281	37,654	86.6%
Primary Casualty	26,436	23,925	10.5%
Energy & Engineering	20,064	13,201	52.0%
Environmental Liability	5,536	5,210	6.3%
Other Property & Casualty	4,511	2,507	79.9%

Total Property Casualty	$218,964	$155,919	40.4%

The Insurance Companies Property Casualty gross written premiums for the three months ended March 31, 2013 increased 40.4% to $219.0 million compared to the same period in 2012, driven by growth from our Excess Casualty division as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, as well as the continued growth from our Assumed Reinsurance division.

Within our Insurance Companies Property Casualty business we have realized a 1.8% increase in rates for the Excess Casualty division, a 1.4% increase in the Primary Casualty division, and a slight 0.3% decrease from our Energy & Engineering division.

Professional Liability Premiums. The gross written premiums for the Professional Liability business for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Errors & Omissions	$22,653	$21,932	3.3%
Management Liability	9,164	8,622	6.3%

Total Professional Liability	$31,817	$30,554	4.1%

Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 6.1%, consisting of 13.2% and 3.8% for the Management Liability and E&O divisions, respectively.

Insurance Companies Commission Expenses

The commission expenses ratios for the three months ended March 31, 2013, and 2012 was 12.0% and 14.7%, respectively. The decrease in the commission expense ratio is attributable to changes in the mix of business, mostly driven by an increase in the ceding commission received on the new quota share program for our offshore energy business, and to a lesser extent $9.7 million in RRPs recorded in 2012 in connection with loss events from our Marine business.

Insurance Companies Other Operating Expenses

Insurance Companies other operating expenses were $29.3 million for the three months ended March 31, 2013 compared to $25.3 million for the same period in 2012. The increase in operating expenses is due to an increase in incentive compensation as well as an increase in overall headcount due to continued investments in new underwriting teams and related support staff, closely aligned with business growth.

Lloyd’s Operations

Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations segment includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations for the Lloyd’s Operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Gross written premiums	$91,594	$94,811	-3.4%
Net written premiums	53,133	61,795	-14.0%
Net earned premiums	47,997	51,571	-6.9%
Net losses and loss adjustment expenses	(24,357)	(26,808)	-9.1%
Commission expenses	(8,621)	(10,886)	-20.8%
Other operating expenses	(11,531)	(10,962)	5.2%
Other income (expense)	542	6	NM

Underwriting profit (loss)	$4,030	$2,921	38.0%
Net investment income	1,702	2,283	-25.4%
Net realized gains (losses)	(20)	(187)	-89.3%

Income (loss) before income taxes	$5,712	$5,017	13.9%
Income tax expense (benefit)	2,046	1,726	18.5%

Net income (loss)	$3,666	$3,291	11.4%

Losses and loss adjustment expenses ratio	50.7%	52.0%
Commission expense ratio	18.0%	21.1%
Other operating expense ratio (1)	22.9%	21.2%

Combined ratio	91.6%	94.3%

(1) —	Includes Other operating expenses & Other income (expense)
NM —	Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $3.7 million for the three months ended March 31, 2013 compared to $3.3 million for the same period in 2012. The increase in net income for the three months ended March 31, 2013 as compared to the same period in 2012 was largely attributable to stronger underwriting results, partially offset by a decrease in net investment income due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 1.5% and 2.1% for the three months ended March 31, 2013 and 2012, respectively.

Our Lloyd’s Operations combined ratio for the three months ended March 31, 2013 was 91.6% compared to 94.3% for the same period in 2012. Our Lloyd’s Operations pre-tax underwriting profit increased $1.1 million to a $4.0 million for the three months ended March 31, 2013 compared to $2.9 million for the same period in 2012, and is largely due to continued favorable loss emergence for UYs 2011 and prior.

Our Lloyd’s Operations underwriting results for the first quarter of 2012 reflected a net loss of $1.0 million related to the grounding of the cruise ship, Costa Concordia. This loss was partially offset by net prior period reserve redundancies of $4.2 million related to our Property Casualty and Professional Liability businesses.

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £195 million ($296 million) in 2013 compared to £184 million ($300 million) in 2012.

Marine Premiums. The gross written premiums for our Marine business for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Marine Liability	$17,815	$18,944	-6.0%
Cargo	10,004	13,678	-26.9%
Specie	6,455	6,296	2.5%
Energy Liability	5,856	6,102	-4.0%
Marine Excess-of-Loss Reinsurance	5,738	7,073	-18.9%
Transport	3,891	3,888	0.1%
War	2,482	3,286	-24.5%
Bluewater Hull	1,403	2,508	-44.1%

Total Marine	$53,644	$61,775	-13.2%

The Lloyd’s Operations Marine gross written premiums decreased 13.2% for the three months ended March 31, 2013 compared to the same period in 2012. The decrease is driven by reduction on retention in renewed business partially offset by an increase in renewal rates of 5.0%.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Energy & Engineering:
Offshore Energy	$13,268	$11,319	17.2%
Onshore Energy	5,269	4,226	24.7%
Engineering and Construction	5,008	8,196	-38.9%
U.S. Direct and Facultative Property	1,528	—	NM

Energy & Engineering	$25,073	$23,741	5.6%
Other Property Casualty	(15)	555	NM

Total Property Casualty	$25,058	$24,296	3.1%

NM —	Percentage change not meaningful

The Lloyd’s Operations Property Casualty gross written premiums increased 3.1% for the three months ended March 31, 2013 compared to the same period in 2012. The increase is primarily due to new business growth within the offshore energy lines as well as $1.5 million in new business from our U.S. direct and facultative property lines that we began writing this quarter, partially offset by a reduction from our engineering and construction lines.

The Lloyd’s Operations Property Casualty business achieved a 1.6% increase on renewal rates for the three months ended March 31, 2013.

Professional Liability Premiums. The gross written premiums for the Professional Liability business for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2013	2012	2013 vs. 2012
Management Liability	$10,242	$6,430	59.3%
Errors & Omissions	2,650	2,310	14.7%

Total Professional Liability	$12,892	$8,740	47.5%

The Lloyd’s Operations Professional Liability gross written premiums increased 47.5%, or $4.2 million, for the three months ended March 31, 2013 compared to the same period in 2012, as a result of new business, partially offset by a 4.5% decrease in rate on renewed business.

Lloyd’s Operations Commission Expenses

The commission expenses ratios for the three months ended March 31, 2013, and 2012 was 18.0% and 21.1%, respectively. The decrease in the commission expense ratio for the three months ended March 31, 2013 when compared to the same period in 2012 is attributed to changes in the mix of business, mostly driven by the increase in the ceding commission received on the new quota share program for our offshore energy business.

Lloyd’s Other Operating Expenses

Lloyd’s Operations other operating expenses were $11.5 million for the three months ended March 31, 2013 compared to $11.0 million for the same period in 2012. The increase in operating expenses is primarily due to an increase in incentive compensation.

Capital Resources

We monitor our capital adequacy to support our business on a regular basis. The future requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by various ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete, (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business plan of our Lloyd’s Operations.

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of March 31, 2013 and December 31, 2012, our capital resources were as follows:

	March 31,	December 31,
In thousands	2013	2012
Senior Notes	$114,462	$114,424
Stockholders’ equity	896,758	879,485

Total capitalization	$1,011,220	$993,909

Ratio of debt to total capitalization	11.3%	11.5%

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

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of March 31, 2013, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2013 without prior regulatory approval is $69.4 million. During the preceding 12 month period Navigators Insurance Company declared and paid $5.0 million in dividends to the Parent Company, none of which were declared and paid in the first quarter of 2013.

Navigators Corporate Underwriters Ltd. (“NCUL”) may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of March 31, 2013 that amount was $8.0 million (£5.3 million).

Condensed Parent Company balance sheets as of March 31, 2013 (unaudited) and December 31, 2012 are shown in the table below:

In thousands	March 31, 2013	December 31, 2012
Cash and investments	$16,976	$15,026
Investments in subsidiaries	971,680	955,024
Goodwill and other intangible assets	2,534	2,534
Other assets	24,328	23,219

Total assets	$1,015,518	$995,803

Senior Notes	$114,462	$114,424
Accounts payable and other liabilities	944	552
Accrued interest payable	3,354	1,342

Total liabilities	$118,760	$116,318

Stockholders’ equity	$896,758	$879,485

Total liabilities and stockholders’ equity	$1,015,518	$995,803

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of March 31, 2013, letters of credit with an aggregate face amount of $145.9 million were outstanding under the credit facility and we have $0.8 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of March 31, 2013.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of March 31, 2013 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Liquidity

Consolidated Cash Flows

Cash flow provided by operations was $4.3 million for the three months ended March 31, 2013 compared to $16.4 million for the comparable period in 2012. The decrease in cash flow from operations was due to the timing of payments to our reinsurers in connection with the increased use of proportional reinsurance to support our offshore energy business in 2013.

Net cash provided by investing activities was $7.4 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $98.5 million for the same period in 2012. The increase in cash provided by investing activities is driven by the on-going management of our investment portfolio.

Net cash provided by financing activities was $1.5 million for the three months ended March 31, 2013 compared to $0.3 million for the comparable period in 2012. The increase in cash provided by financing activities relates to the exercise of employee stock options.

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

Investments

As of March 31, 2013, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $21.7 million, consists of investment grade bonds. As of March 31, 2013, our portfolio had a duration of 4.0 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of March 31, 2013 and December 31, 2012, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of March 31, 2013 and December 31, 2012. The tables below include OTTI securities recognized within OCI.

	March 31, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$531,463	$7,988	$(31)	$523,506
States, municipalities and political subdivisions	449,387	17,619	(1,744)	433,512
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	346,829	11,842	(640)	335,627
Residential mortgage obligations	38,350	1,223	(187)	37,314
Asset-backed securities	47,092	1,110	(29)	46,011
Commercial mortgage-backed securities	180,939	13,170	(29)	167,798

Subtotal	$613,210	$27,345	$(885)	$586,750
Corporate bonds	483,943	25,970	(124)	458,097

Total fixed maturities	$2,078,003	$78,922	$(2,784)	$2,001,865
Equity securities—common stocks	116,482	24,712	(247)	92,017
Short-term investments	129,475	—	—	129,475
Cash	58,576	—	—	58,576

Total	$2,382,536	$103,634	$(3,031)	$2,281,933

	December 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of March 31, 2013 and December 31, 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income, are now in an unrealized gains position of $0.4 million and $20 thousand, respectively.

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

Invested assets increased from the prior comparable period in 2012 primarily due to unrealized gains and cash flow from operations. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.3% and 2.0% for the three months ended March 31, 2013 and 2012, respectively.

The tax equivalent yields for the three months ended March 31, 2013 and 2012 on a consolidated basis were 2.5% and 3.4%, respectively. The portfolio duration was 4.0 years and 3.7 years for the three months ended March 31, 2013 and 2012, respectively. Since the beginning of 2013, the tax-exempt portion of our investment portfolio has increased by $111.1 million to approximately 19% of the fixed maturities investment portfolio at March 31, 2013 compared to approximately 13.2% at December 31, 2012.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of March 31, 2013 are shown in the following table:

	March 31, 2013
In thousands	Fair Value	Amortized Cost
Due in one year or less	$109,496	$108,751
Due after one year through five years	636,433	616,510
Due after five years through ten years	480,898	459,528
Due after ten years	237,966	230,326
Mortgage- and asset-backed securities	613,210	586,750

Total	$2,078,003	$2,001,865

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.3 years.

The following table sets forth the amount and percentage of our fixed maturities as of March 31, 2013 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	March 31, 2013
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$293,623	14%
Very strong	AA	1,157,811	56%
Strong	A	445,757	21%
Adequate	BBB	159,109	8%
Speculative	BB & Below	17,967	1%
Not rated	NR	3,736	0%

Total	AA	$2,078,003	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of March 31, 2013 and December 31, 2012:

	March 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
U.S. Treasury bonds	$470,037	$5,540	$(30)	$464,527
Agency bonds	53,617	2,195	(1)	51,423
Foreign government bonds	7,809	253	—	7,556

Total	$531,463	$7,988	$(31)	$523,506

	December 31, 2012
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
U.S. Treasury bonds	$414,503	$4,441	$(10)	$410,072
Agency bonds	155,465	3,331	(11)	152,145
Foreign government bonds	79,724	882	(15)	78,857

Total	$649,692	$8,654	$(36)	$641,074

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2013. The securities that are not rated in the table below are primarily state bonds.

		March 31, 2013
In thousands Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$423,751	$408,604	$15,147
BBB	Baa	19,654	19,267	387
BB	Ba	2,246	2,013	233
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,736	3,628	108

Total		$449,387	$433,512	$15,875

The following table sets forth the municipal bond holdings by sectors as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	$114,926	26%	$73,642	23%
Prerefunded	23,555	5%	22,692	7%
Revenue	252,037	56%	183,096	57%
Taxable	58,869	13%	43,517	13%

Total	$449,387	100%	$322,947	100%

We own $113.2 million of municipal securities which are credit enhanced by various financial guarantors. As of March 31, 2013, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of March 31, 2013:

	March 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$126,391	$4,074	$(556)	$122,873
FNMA	169,045	6,294	(62)	162,813
FHLMC	51,393	1,474	(22)	49,941

Total agency mortgage-backed securities	$346,829	$11,842	$(640)	$335,627

Residential mortgage-backed securities:
Prime	$12,507	$417	$(141)	$12,231
Alt-A	2,139	81	(46)	2,104
Subprime	668	28	—	640
Non-U.S. RMBS	23,036	697	—	22,339

Total residential mortgage-backed securities	$38,350	$1,223	$(187)	$37,314

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2013:

		March 31, 2013
In thousands Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$23,983	$23,252	$731
BBB	Baa	2,203	2,220	(17)
BB	Ba	1,438	1,467	(29)
B	B	2,768	2,742	26
CCC or lower	Caa or lower	7,958	7,633	325
NR	NR	—	—	—

Total		$38,350	$37,314	$1,036

Details of the collateral of our asset-backed securities portfolio as of March 31, 2013 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$4,705	$3,536	$—	$—	$—	$—	$8,241	$8,056	$185
Credit cards	13,930	—	—	—	—	—	13,930	13,485	445
Time Share	—	—	16,035	—	—	—	16,035	15,640	395
Student Loans	5,255	3,253	—	—	—	—	8,508	8,461	47
Miscellaneous	378	—	—	—	—	—	378	369	9

Total	$24,268	$6,789	$16,035	$—	$—	$—	$47,092	$46,011	$1,081

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2013:

March 31, 2013
In thousands Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$180,939	$167,798	$13,141
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$180,939	$167,798	$13,141

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2013:

		March 31, 2013
In thousands Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$343,134	$324,330	$18,804
BBB	Baa	137,252	130,367	6,885
BB	Ba	3,557	3,400	157
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$483,943	$458,097	$25,846

The company holds non-sovereign European securities of $78.1 million at fair value and $76.0 million at amortized cost, primarily in the investment portfolio. This represents 3.6% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $32.6 million followed by the Netherlands with a total of $30.7 million. We have no direct material exposure to Greece, Portugal, Italy or Spain as of March 31, 2013.

The following table summarizes all securities in a gross unrealized loss position as of March 31, 2013 and December 31, 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	March 31, 2013			December 31, 2012
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	8	$40,455	$31	8	$23,760	$22
7-12 months	—	—	—	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	8	$40,455	$31	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	58	$129,906	$1,682	10	$21,299	$325
7-12 months	—	—	—	—	—	—
> 12 months	4	2,852	62	4	2,908	55

Subtotal	62	$132,758	$1,744	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	22	$46,654	$512	10	$62,516	$174
7-12 months	3	7,921	128	2	1,671	30
> 12 months	—	—	—	—	—	—

Subtotal	25	$54,575	$640	12	$64,187	$204
Residential mortgage obligations
0-6 months	5	$1,673	$2	6	$1,825	$22
7-12 months	—	—	—	—	—	—
> 12 months	24	4,653	185	35	7,252	527

Subtotal	29	$6,326	$187	41	$9,077	$549
Asset-backed securities
0-6 months	1	$631	$2	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	1	1,743	27	2	2,369	49

Subtotal	2	$2,374	$29	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	1	$1,149	$5	7	$2,639	$7
7-12 months	2	802	11	—	—	—
> 12 months	4	717	13	5	845	11

Subtotal	7	$2,668	$29	12	$3,484	$18
Corporate bonds
0-6 months	10	$15,648	$121	2	$3,528	$6
7-12 months	—	—	—	—	—	—
> 12 months	1	1,497	3	4	6,689	19

Subtotal	11	$17,145	$124	6	$10,217	$25

Total fixed maturities	144	$256,301	$2,784	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	4	$8,011	$247	13	$23,345	$522
7-12 months	—	—	—	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	4	$8,011	$247	14	$25,288	$626

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

As of March 31, 2013 and December 31, 2012, the largest single unrealized loss by issuer in the investment portfolio was $0.3 million and $0.2 million.

The following table sets forth the composition of the investments categorized as fixed maturity securities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of March 31, 2013:

		March 31, 2013
	Equivalent	Gross Unrealized Loss		Fair Value
In thousands Equivalent S&P Rating	Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$2,379	85%	$236,052	92%
BBB	Baa	247	9%	15,563	6%
BB	Ba	47	2%	577	0%
B	B	49	2%	1,619	1%
CCC or lower	Caa or lower	62	2%	2,490	1%
NR	NR	—	0%	—	0%

Total		$2,784	100%	$256,301	100%

As of March 31, 2013, the gross unrealized losses in the table above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.2 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of March 31, 2013 is presented in the following table:

	March 31, 2013
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$3	0%	$1,505	0%
Due after one year through five years	63	2%	26,313	10%
Due after five years through ten years	446	16%	76,159	30%
Due after ten years	1,387	50%	86,381	34%
Mortgage- and asset-backed securities	885	32%	65,943	26%

Total	$2,784	100%	$256,301	100%

As of March 31, 2013, there were no investments that had a gross unrealized loss that was less than 80% of amortized cost.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended March 31,
	2013		2012
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	—	—	1	55
Asset-backed securities	—	—	—	—
Equities	2	42	2	143

Total	2	$42	3	$198
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		44
Asset-backed securities		—		—
Equities		—		—

Total		$—		$44
Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		11
Asset-backed securities		—		—
Equities		42		143

Total		$42		$154

During the three months ended March 31 2013, we recognized OTTI losses of $0.04 million related to two equity securities. During the comparable period in 2012, we recognized OTTI losses of $0.2 million related to one non-agency mortgage-backed security and two equity securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in the Company’s 2012 Annual Report on Form 10-K.

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of March 31, 2013, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	March 31, 2013
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$97.4	$(4.9)	$(9.7)	$(14.6)
Premiums receivable	$27.9	$(1.4)	$(2.8)	$(4.2)
Reinsurance recoverables on paid, unpaid losses and LAE	$45.7	$(2.3)	$(4.6)	$(6.9)
Reserves for losses and loss adjustment expenses	$127.6	$6.4	$12.8	$19.1

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our first fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2012 Annual Report on

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

The Navigators Group, Inc.
(Registrant)

Date: May 3, 2013	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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