Form 10-Q
period 2013-06-30
NAVIGATORS GROUP INC
filed 2013-08-09
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of common shares outstanding as of July 25, 2013 was 14,133,953.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013, $1,988,507; 2012, $2,034,765)	$2,007,806	$2,121,833
Equity securities, available-for-sale, at fair value (cost: 2013, $115,221; 2012, $85,004)	138,549	101,297
Short-term investments, at cost which approximates fair value	124,726	153,788
Cash	101,960	45,336

Total investments and cash	$2,373,041	$2,422,254

Premiums receivable	394,395	320,182
Prepaid reinsurance premiums	251,046	221,015
Reinsurance recoverable on paid losses	52,569	49,282
Reinsurance recoverable on unpaid losses and loss adjustment expenses	881,962	880,139
Deferred policy acquisition costs	65,109	61,005
Accrued investment income	13,691	12,587
Goodwill and other intangible assets	6,785	7,093
Deferred income tax, net	25,882	3,216
Receivable for investments sold	25	4,310
Other assets	32,005	26,587

Total assets	$4,096,510	$4,007,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,116,384	$2,097,048
Unearned premiums	729,568	642,407
Reinsurance balances payable	183,683	165,813
Senior Notes	114,502	114,424
Current income tax payable, net	6,324	2,133
Payable for investments purchased	21,428	58,345
Accounts payable and other liabilities	50,669	48,015

Total liabilities	$3,222,558	$3,128,185

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,645,043 shares for 2013 and 17,558,046 shares for 2012	1,764	1,755
Additional paid-in capital	333,954	329,452
Treasury stock, at cost (3,511,380 shares for 2013 and 2012)	(155,801)	(155,801)
Retained earnings	656,718	628,871
Accumulated other comprehensive income	37,317	75,208

Total stockholders’ equity	$873,952	$879,485

Total liabilities and stockholders’ equity	$4,096,510	$4,007,670

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross written premiums	$332,128	$322,987	$725,350	$666,136

Revenues:
Net written premiums	$198,469	$190,252	$467,921	$433,297
Change in unearned premiums	7,345	5,765	(59,779)	(54,161)

Net earned premiums	205,814	196,017	408,142	379,136
Net investment income	14,246	15,777	27,903	27,035
Total other-than-temporary impairment losses	—	(496)	(42)	(693)
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	43

Net other-than-temporary impairment losses recognized in earnings	—	(496)	(42)	(650)
Net realized gains (losses)	3,345	4,217	8,159	6,059
Other income (expense)	(915)	387	(297)	1,298

Total revenues	$222,490	$215,902	$443,865	$412,878

Expenses:
Net losses and loss adjustment expenses	$131,148	$123,407	$262,490	$241,392
Commission expenses	28,391	29,503	54,946	58,953
Other operating expenses	40,678	39,819	81,552	76,126
Interest expense	2,052	2,049	4,103	4,098

Total expenses	202,269	194,778	403,091	380,569

Income (loss) before income taxes	20,221	21,124	40,774	32,309

Income tax expense (benefit)	6,284	6,225	12,927	9,506

Net income (loss)	$13,937	$14,899	$27,847	$22,803

Net income per common share:
Basic	$0.99	$1.06	$1.97	$1.63
Diluted	$0.97	$1.05	$1.93	$1.60
Average common shares outstanding:
Basic	14,131,422	14,006,361	14,108,747	13,992,901
Diluted	14,428,117	14,208,759	14,434,232	14,245,947

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2013	2012
Net income (loss)	$13,937	$14,899

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $19,404 and $3,790 in 2013 and 2012, respectively	$(36,123)	$9,113
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $870 and $865 in 2013 and 2012, respectively	(1,616)	(1,607)

Change in net unrealized gains (losses) on investments	$(37,739)	$7,506
Change in other-than-temporary impairments:
Non-credit other-than-temporary impairments arising during the period, net of deferred tax of $13 and $53 in 2013 and 2012, respectively	$24	$98
Reclassification adjustment for non-credit other-than-temporary impairment losses recognized in net income	—	—

Change in other-than-temporary impairments	$24	$98
Change in foreign currency translation gains (losses), net of deferred tax of $566 and $452 in 2013 and 2012, respectively	(1,051)	(840)

Other comprehensive income (loss)	$(38,766)	$6,764

Comprehensive income (loss)	$(24,829)	$21,663

	Six Months Ended June 30,
	2013	2012
Net income (loss)	$27,847	$22,803

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $19,037 and $8,237 in 2013 and 2012, respectively	$(35,335)	$17,371
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $2,390 and $719 in 2013 and 2012, respectively	(4,438)	(1,335)

Change in net unrealized gains (losses) on investments	$(39,773)	$16,036
Change in other-than-temporary impairments:
Non-credit other-than-temporary impairments arising during the period, net of deferred tax of $163 and $263 in 2013 and 2012, respectively	$303	$489
Reclassification adjustment for non-credit other-than-temporary impairment losses recognized in net income net of deferred tax of $15 in 2012	—	28

Change in other-than-temporary impairments	$303	$517
Change in foreign currency translation gains (losses), net of deferred tax of $975 and $1,851 in 2013 and 2012, respectively	1,579	(3,812)

Other comprehensive income (loss)	$(37,891)	$12,741

Comprehensive income (loss)	$(10,044)	$35,544

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	17,558,046	$1,755	$329,452	3,511,380	$(155,801)	$628,871	$75,208	$879,485
Net income						27,847	—	27,847
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(39,773)	(39,773)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	303	303
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	1,579	1,579

Total other comprehensive income	—	—	—	—	—	—	(37,891)	(37,891)
Shares issued under stock plan	86,997	9	1,028	—	—	—	—	1,037
Share-based compensation	—	—	3,474	—	—	—	—	3,474

Balance, June 30, 2013	17,645,043	$1,764	$333,954	3,511,380	$(155,801)	$656,718	$37,317	$873,952

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$27,847	$22,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,953	2,040
Deferred income taxes	(2,457)	(9,800)
Net realized (gains) losses	(8,159)	(6,059)
Net other-than-temporary losses recognized in earnings	42	650
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(5,110)	3,741
Reserves for losses and loss adjustment expenses	19,336	5,845
Prepaid reinsurance premiums	(30,031)	(46,927)
Unearned premiums	87,161	101,292
Premiums receivable	(74,213)	(119,834)
Deferred policy acquisition costs	(4,104)	(525)
Accrued investment income	(1,104)	413
Reinsurance balances payable	17,870	35,379
Current income tax payable, net	4,191	1,497
Other	15,263	24,513

Net cash provided by (used in) operating activities	$48,485	$15,028

Investing activities:
Fixed maturities
Redemptions and maturities	$121,340	$97,345
Sales	411,634	526,753
Purchases	(491,255)	(747,421)
Equity securities
Sales	11,439	1,600
Purchases	(38,094)	(3,397)
Change in payable for securities	(32,632)	70,265
Net change in short-term investments	29,062	(39,763)
Purchase of property and equipment	(4,855)	(2,353)

Net cash provided by (used in) investing activities	$6,639	$(96,971)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$374	$313
Proceeds of stock issued from exercise of stock options	1,126	112

Net cash provided by (used in) financing activities	$1,500	$425

Increase (decrease) in cash	$56,624	$(81,518)
Cash at beginning of year	45,336	127,360

Cash at end of period	$101,960	$45,842

Supplemental cash information:
Income taxes paid, net	$9,223	$14,188
Interest paid	$4,025	$4,025
Issuance of stock to directors	$400	$242

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. We control 100% of Syndicate 1221’s stamp capacity through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market.

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

Financial data by segment for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Month Ended June 30, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$228,565	$103,563	$—	$332,128
Net written premiums	143,380	55,089	—	198,469
Net earned premiums	156,547	49,267	—	205,814
Net losses and loss adjustment expenses	(106,668)	(24,480)	—	(131,148)
Commission expenses	(20,573)	(8,335)	517	(28,391)
Other operating expenses	(29,829)	(10,849)	—	(40,678)
Other income (expense)	689	(1,087)	(517)	(915)

Underwriting profit (loss)	$166	$4,516	$—	$4,682
Net investment income	12,515	1,728	3	14,246
Net realized gains (losses)	3,099	242	4	3,345
Interest expense	—	—	(2,052)	(2,052)

Income (loss) before income taxes	$15,780	$6,486	$(2,045)	$20,221
Income tax expense (benefit)	4,785	2,206	(707)	6,284

Net income (loss)	$10,995	$4,280	$(1,338)	$13,937

Identifiable assets	$3,097,754	$947,736	$51,020	$4,096,510

Losses and loss adjustment expenses ratio	68.1%	49.7%		63.7%
Commission expense ratio	13.1%	16.9%		13.8%
Other operating expense ratio (2)	18.7%	24.2%		20.2%

Combined ratio	99.9%	90.8%		97.7%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Three Month Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$214,064	$108,923	$—	$322,987
Net written premiums	134,065	56,187	—	190,252
Net earned premiums	141,577	54,440	—	196,017
Net losses and loss adjustment expenses	(100,003)	(23,404)	—	(123,407)
Commission expenses	(21,117)	(8,938)	552	(29,503)
Other operating expenses	(28,914)	(10,905)	—	(39,819)
Other income (expense)	879	60	(552)	387

Underwriting profit (loss)	$(7,578)	$11,253	$—	$3,675
Net investment income	13,286	2,454	37	15,777
Net realized gains (losses)	2,325	1,396	—	3,721
Interest expense	—	—	(2,049)	(2,049)

Income (loss) before income taxes	$8,033	$15,103	$(2,012)	$21,124
Income tax expense (benefit)	2,101	5,207	(1,083)	6,225

Net income (loss)	$5,932	$9,896	$(929)	$14,899

Identifiable assets	$2,933,334	$967,862	$37,870	$3,939,066

Losses and loss adjustment expenses ratio	70.6%	43.0%		63.0%
Commission expense ratio	14.9%	16.4%		15.1%
Other operating expense ratio (2)	19.9%	19.9%		20.0%

Combined ratio	105.4%	79.3%		98.1%

(1)	- Includes Corporate segment intercompany eliminations.

(2)	- Includes Other operating expenses and Other income.

	Six Month Ended June 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$530,193	$195,157	$—	$725,350
Net written premiums	359,699	108,222	—	467,921
Net earned premiums	310,878	97,264	—	408,142
Net losses and loss adjustment expenses	(213,653)	(48,837)	—	(262,490)
Commission expenses	(39,090)	(16,956)	1,100	(54,946)
Other operating expenses	(59,172)	(22,380)	—	(81,552)
Other income (expense)	1,348	(545)	(1,100)	(297)

Underwriting profit (loss)	$311	$8,546	$—	$8,857
Net investment income	24,466	3,430	7	27,903
Net realized gains (losses)	7,891	222	4	8,117
Interest expense	—	—	(4,103)	(4,103)

Income (loss) before income taxes	$32,668	$12,198	$(4,092)	$40,774
Income tax expense (benefit)	10,199	4,242	(1,514)	12,927

Net income (loss)	$22,469	$7,956	$(2,578)	$27,847

Identifiable assets	$3,097,754	$947,736	$51,020	$4,096,510

Losses and loss adjustment expenses ratio	68.7%	50.2%		64.3%
Commission expense ratio	12.6%	17.4%		13.5%
Other operating expense ratio (2)	18.6%	23.6%		20.0%

Combined ratio	99.9%	91.2%		97.8%

(1)	- Includes Corporate segment intercompany eliminations.

(2)	- Includes Other operating expenses and Other income.

	Six Month Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$462,402	$203,734	$—	$666,136
Net written premiums	315,315	117,982	—	433,297
Net earned premiums	273,125	106,011	—	379,136
Net losses and loss adjustment expenses	(191,180)	(50,212)	—	(241,392)
Commission expenses	(40,418)	(19,824)	1,289	(58,953)
Other operating expenses	(54,259)	(21,867)	—	(76,126)
Other income (expense)	2,521	66	(1,289)	1,298

Underwriting profit (loss)	$(10,211)	$14,174	$—	$3,963
Net investment income	22,221	4,737	77	27,035
Net realized gains (losses)	4,200	1,209	—	5,409
Interest expense	—	—	(4,098)	(4,098)

Income (loss) before income taxes	$16,210	$20,120	$(4,021)	$32,309
Income tax expense (benefit)	3,980	6,933	(1,407)	9,506

Net income (loss)	$12,230	$13,187	$(2,614)	$22,803

Identifiable assets	$2,933,334	$967,862	$37,870	$3,939,066

Losses and loss adjustment expenses ratio	70.0%	47.4%		63.7%
Commission expense ratio	14.8%	18.7%		15.5%
Other operating expense ratio (2)	18.9%	20.5%		19.8%

Combined ratio	103.7%	86.6%		99.0%

(1)	- Includes Corporate segment intercompany eliminations.

(2)	- Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$43,077	$45,893	$88,970
Property casualty	152,095	41,217	193,312
Professional liability	33,393	16,453	49,846

Total	$228,565	$103,563	$332,128

Net written premiums:
Marine	$27,366	$34,060	$61,426
Property casualty	90,711	12,181	102,892
Professional liability	25,303	8,848	34,151

Total	$143,380	$55,089	$198,469

Net earned premiums:
Marine	$31,798	$34,623	$66,421
Property casualty	99,477	8,562	108,039
Professional liability	25,272	6,082	31,354

Total	$156,547	$49,267	$205,814

	Three Months Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$49,896	$47,037	$96,933
Property casualty	130,627	48,978	179,605
Professional liability	33,541	12,908	46,449

Total	$214,064	$108,923	$322,987

Net written premiums:
Marine	$31,786	$33,492	$65,278
Property casualty	76,842	15,705	92,547
Professional liability	25,437	6,990	32,427

Total	$134,065	$56,187	$190,252

Net earned premiums:
Marine	$35,535	$34,272	$69,807
Property casualty	82,175	15,272	97,447
Professional liability	23,867	4,896	28,763

Total	$141,577	$54,440	$196,017

	Six Months Ended June 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$93,924	$99,537	$193,461
Property casualty	371,059	66,275	437,334
Professional liability	65,210	29,345	94,555

Total	$530,193	$195,157	$725,350

Net written premiums:
Marine	$68,507	$73,618	$142,125
Property casualty	240,662	19,493	260,155
Professional liability	50,530	15,111	65,641

Total	$359,699	$108,222	$467,921

Net earned premiums:
Marine	$68,523	$68,668	$137,191
Property casualty	192,195	16,441	208,636
Professional liability	50,160	12,155	62,315

Total	$310,878	$97,264	$408,142

	Six Months Ended June 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$111,761	$108,812	$220,573
Property casualty	286,546	73,274	359,820
Professional liability	64,095	21,648	85,743

Total	$462,402	$203,734	$666,136

Net written premiums:
Marine	$74,651	$81,550	$156,201
Property casualty	191,374	25,060	216,434
Professional liability	49,290	11,372	60,662

Total	$315,315	$117,982	$433,297

Net earned premiums:
Marine	$70,810	$67,536	$138,346
Property casualty	156,543	29,774	186,317
Professional liability	45,772	8,701	54,473

Total	$273,125	$106,011	$379,136

The Insurance Companies net earned premiums include $12.7 million and $18.2 million of net earned premiums from the U.K. Branch for the three months ended June 30, 2013 and 2012, respectively, and $22.8 million and $39.1 million of net earned premiums from the U.K. Branch for the six months ended June 30, 2013 and 2012, respectively.

Note 4. Reinsurance Ceded

The Company’s ceded earned premiums were $115.3 million and $120.7 million for the three months ended June 30, 2013 and 2012 and $226.3 million and $185.8 million for the six months ended June 30, 2013 and 2012, respectively.

The Company’s ceded incurred losses were $77.6 million and $61.7 million for the three months ended June 30, 2013 and 2012 and $131.1 million and $123.2 million for the six months ended June 30, 2013 and 2012, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expenses (“LAE”) and ceded unearned premium (constituting 73.4% of the total recoverable), together with the reinsurance recoverable and collateral as of June 30, 2013, and the reinsurers’ ratings from A.M. Best Company (“A.M. Best”) and Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/ Unpaid Losses	Total (1)	Collateral Held (2)	A.M. Best	S&P
National Indemnity Company	$53,397	$64,605	$118,002	$35,018	A++	AA+
Swiss Reinsurance America Corporation	5,949	86,684	92,633	7,685	A+	AA-
Transatlantic Reinsurance Company	20,597	70,872	91,469	8,971	A	A+
Everest Reinsurance Company	21,219	69,516	90,735	8,025	A+	A+
Munich Reinsurance America Inc.	7,923	80,115	88,038	4,133	A+	AA-
Lloyd’s Syndicate #2003	10,938	39,381	50,319	12,490	A	A+
Partner Reinsurance Europe	10,485	37,600	48,085	20,108	A+	A+
Scor Global P&C SE	11,642	27,768	39,410	10,455	A	A+
Allied World Reinsurance	12,803	26,519	39,322	3,872	A	A
Tower Insurance Company	13,397	16,537	29,934	8,462	A-	NR
General Reinsurance Corporation	194	25,967	26,161	1,092	A++	AA+
Validus Reinsurance Ltd.	2,695	22,860	25,555	12,884	A	A
Berkley Insurance Company	1,653	19,389	21,042	405	A+	A+
Scor Holding (Switzerland) AG	691	18,159	18,850	8,681	A	A+
AXIS Re Europe	4,182	13,102	17,284	4,718	A	A+
Atlantic Specialty Insurance	8,658	7,550	16,208	3,102	A	A-
Employers Mutual Casualty Company	10,867	5,317	16,184	10,557	A	NR
Platinum Underwriters Re	304	13,899	14,203	1,696	A	A-
Ace Property and Casualty Insurance Company	730	13,297	14,027	—	A+	AA-
QBE Reinsurance Corp	6,362	6,950	13,312	2,094	A	A+

Top 20 Reinsurers	$204,686	$666,087	$870,773	$164,448
Others	46,360	268,444	314,804	79,424

Total	$251,046	$934,531	$1,185,577	$243,872

(1)	- Net of reserve for uncollectible reinsurance of approximately $10.8 million.

(2)	- Collateral of $243.9 million consists of $183.7 million in ceded balances payable, $57.2 million in letters of credit, and $3.0 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

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

The amounts charged to expense for stock-based compensation for the three and six months ended June 30, 2013 and 2012 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Restricted stock units	$2,116	$1,974	$3,474	$3,186
Directors restricted stock grants(1)	106	60	206	120
Employee stock purchase plan	38	41	47	15

Total stock based compensation	$2,260	$2,075	$3,727	$3,321

(1)	- Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.

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

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of June 30, 2013, the Company had provided letters of credit of $142.6 million and has $0.8 million of cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2013 and 2014 underwriting years, as well as open prior years. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2014, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 11, Credit Facility, for additional information.

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the U.S. Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and will receive United Kingdom (“U.K.”) tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings were subject to taxes under U.K. tax regulations at a 26% rate through March 31, 2012. A finance bill was enacted in the U.K. that reduced the U.K. corporate tax rate from 26% to 24% effective April 2012 and from 24% to 23% effective April 2013. The effect of such tax rate change was not material.

The Company has not provided for U.S. income taxes on approximately $17.2 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $1.8 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of June 30, 2013 and 2012. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and six months ended June 30, 2013 and 2012. The Company currently is under examination by the Internal Revenue Service for taxable years 2010 and 2011, and generally is subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $6.3 million and $12.9 million for the three and six months ended June 30, 2013 compared to $6.2 million and $9.5 million for the same period in 2012, resulting in an effective tax rate of 31.1% and 31.7% for the three and six months ended June 30, 2013 and 29.5% and 29.4% for the comparable period in 2012.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.5 million as of both June 30, 2013 and December 31, 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million for both June 30, 2013 and December 31, 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of June 30, 2013 expire from 2023 to 2031.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The principal amount of the Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability as of June 30, 2013 was $114.5 million. The unamortized discount at June 30, 2013 was $0.5 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016, as a result of these transactions, is $115.0 million.

The fair value of the Senior Notes was $125.8 million and $123.2 million as of June 30, 2013 and December 31, 2012, respectively. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. Interest expense on the Senior Notes for the three and six months ended each of June 30, 2013 and 2012 was approximately $2.1 million and $4.1 million, respectively.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with any future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of June 30, 2013, the Company was in compliance with all such covenants.

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

Note 10. Investments

The following tables set forth the Company’s cash and investments as of June 30, 2013 and December 31, 2012. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	June 30, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$464,167	$3,538	$(7,492)	$468,121
States, municipalities and political subdivisions	452,084	10,281	(13,114)	454,917
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	320,150	7,782	(4,645)	317,013
Residential mortgage obligations	37,335	1,196	(221)	36,360
Asset-backed securities	75,311	747	(113)	74,677
Commercial mortgage-backed securities	173,388	8,731	(514)	165,171

Subtotal	$606,184	$18,456	$(5,493)	$593,221
Corporate bonds	485,371	16,285	(3,162)	472,248

Total fixed maturities	$2,007,806	$48,560	$(29,261)	$1,988,507
Equity securities—common stocks	138,549	25,238	(1,910)	115,221
Short-term investments	124,726	—	—	124,726
Cash	101,960	—	—	101,960

Total	$2,373,041	$73,798	$(31,171)	$2,330,414

	December 31, 2012
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of June 30, 2013 and December 31, 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.5 million and $20 thousand, respectively.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of June 30, 2013 are shown in the following table:

	June 30, 2013
	Fair	Amortized
In thousands	Value	Cost
Due in one year or less	$117,677	$116,999
Due after one year through five years	576,742	566,164
Due after five years through ten years	462,171	461,911
Due after ten years	245,032	250,212
Mortgage- and asset-backed securities	606,184	593,221

Total	$2,007,806	$1,988,507

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.6 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of June 30, 2013 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	June 30, 2013
		Fair	Percent
In thousands	Rating	Value	of Total
Rating description:
Extremely strong	AAA	$293,952	15%
Very strong	AA	1,088,098	53%
Strong	A	454,692	23%
Adequate	BBB	152,317	8%
Speculative	BB & Below	15,073	1%
Not rated	NR	3,674	0%

Total	AA	$2,007,806	100%

The following table summarizes all securities in a gross unrealized loss position as of June 30, 2013 and December 31, 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	June 30, 2013			December 31, 2012
	Number of	Fair	Gross Unrealized	Number of	Fair	Gross Unrealized
In thousands, except # of securities	Securities	Value	Loss	Securities	Value	Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	60	$278,158	$7,492	8	$23,760	$22
7-12 months	—	—	—	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	60	$278,158	$7,492	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	110	$223,186	$11,556	10	$21,299	$325
7-12 months	7	17,168	1,546	—	—	—
> 12 months	3	1,970	12	4	2,908	55

Subtotal	120	$242,324	$13,114	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	89	$104,138	$3,096	10	$62,516	$174
7-12 months	9	24,070	1,431	2	1,671	30
> 12 months	2	1,559	118	—	—	—

Subtotal	100	$129,767	$4,645	12	$64,187	$204
Residential mortgage obligations
0-6 months	12	$2,953	$47	6	$1,825	$22
7-12 months	—	—	—	—	—	—
> 12 months	17	3,140	174	35	7,252	527

Subtotal	29	$6,093	$221	41	$9,077	$549
Asset-backed securities
0-6 months	4	$16,905	$29	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	1	1,634	84	2	2,369	49

Subtotal	5	$18,539	$113	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	5	$15,143	$488	7	$2,639	$7
7-12 months	2	651	10	—	—	—
> 12 months	3	559	16	5	845	11

Subtotal	10	$16,353	$514	12	$3,484	$18
Corporate bonds
0-6 months	43	$121,470	$3,162	2	$3,528	$6
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	4	6,689	19

Subtotal	43	$121,470	$3,162	6	$10,217	$25

Total fixed maturities	367	$812,704	$29,261	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	6	$33,817	$1,910	13	$23,345	$522
7-12 months	—	—	—	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	6	$33,817	$1,910	14	$25,288	$626

As of June 30, 2013 and December 31, 2012, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $1.4 million and $0.2 million, respectively.

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

As of June 30, 2013, there were no investments with a fair value that was less than 80% of amortized cost.

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number of		Number of		Number of		Number of
In thousands, except # of securities	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—	1	54
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	2	496	2	42	3	639

Total	—	$—	2	$496	2	$42	4	$693
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		43
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$—		$—		$43
Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		11
Asset-backed securities		—		—		—		—
Equities		—		496		42		639

Total		$—		$496		$42		$650

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three and six months ended June 30, 2013 and 2012. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in OCI.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Beginning balance	$3,332	$3,322	$3,332	$3,321
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—	11
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	—	—

Ending balance	$3,332	$3,332	$3,332	$3,332

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of June 30, 2013 is presented in the following table:

	June 30, 2013
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$12	0%	$11,813	1%
Due after one year through five years	2,442	8%	192,689	24%
Due after five years through ten years	11,394	39%	267,617	33%
Due after ten years	9,920	34%	169,833	21%
Mortgage- and asset-backed securities	5,493	19%	170,752	21%

Total	$29,261	100%	$812,704	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Fixed maturities	$13,578	$15,006	$26,743	$30,416
Equity securities	1,257	994	2,288	1,941
Short-term investments	198	701	388	1,014

Total investment income	$15,033	$16,701	$29,419	$33,371
Investment expenses	(787)	(924)	(1,516)	(6,336)

Net investment income	$14,246	$15,777	$27,903	$27,035

Interest expense for the six months ended June 30, 2012 included $4.5 million of interest expense related to a total $9.2 million settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts.

The portfolio duration was 4.0 years and 3.9 years for the six months ended June 30, 2013 and 2012, respectively.

The change in net unrealized gains and losses, inclusive of the change in the non credit portion of other-than-temporary impairment losses, consisted of:

	Six Months Ended June 30,
In thousands	2013	2012
Fixed maturities	$(67,769)	$17,439
Equity securities	7,035	6,910

Gross unrealized gains (losses)	$(60,734)	$24,349
Deferred income tax	(21,264)	7,796

Change in net unrealized gains (losses), net	$(39,470)	$16,553

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Fixed maturities:
Gains	$1,730	$4,717	$4,936	$7,858
Losses	(73)	(231)	(383)	(1,530)

Fixed maturities, net	$1,657	$4,486	$4,553	$6,328
Equity securities:
Gains	$1,815	$204	$3,733	$204
Losses	(127)	(473)	(127)	(473)

Equity securities, net	$1,688	$(269)	$3,606	$(269)

Net realized gains (losses)	$3,345	$4,217	$8,159	$6,059

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $3.3 million and $8.2 million for the three and six months ended June 30, 2013 are primarily due to the sale of commercial mortgage-backed securities, municipal bonds and equity securities. Net realized gains of $4.2 million and $6.1 million for the three and six months ended June 30, 2012 were due to the sale of corporate bonds and Treasury bonds.

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	June 30, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$276,111	$188,056	$—	$464,167
States, municipalities and political subdivisions	—	452,084	—	452,084
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	320,150	—	320,150
Residential mortgage obligations	—	37,335	—	37,335
Asset-backed securities	—	75,311	—	75,311
Commercial mortgage-backed securities	—	173,388	—	173,388

Subtotal	$—	$606,184	$—	$606,184
Corporate bonds	—	485,371	—	485,371

Total fixed maturities	$276,111	$1,731,695	$—	$2,007,806
Equity securities—common stocks	138,549	—	—	138,549

Total	$414,660	$1,731,695	$—	$2,146,355

	December 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$414,502	$235,190	$—	$649,692
States, municipalities and political subdivisions	—	322,947	—	322,947
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	384,445	—	384,445
Residential mortgage obligations	—	38,692	—	38,692
Asset-backed securities	—	50,382	—	50,382
Commercial mortgage-backed securities	—	204,821	—	204,821

Subtotal	$—	$678,340	$—	$678,340
Corporate bonds	—	470,854	—	470,854

Total fixed maturities	$414,502	$1,707,331	$—	$2,121,833
Equity securities—common stocks	101,297	—	—	101,297

Total	$515,799	$1,707,331	$—	$2,223,130

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

The Company did not have any significant transfers between Level 1 and 2 as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and 2012, the Company did not have any Level 3 assets.

As of June 30, 2013 and December 31, 2012, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 11. Credit Facility

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of June 30, 2013, letters of credit with an aggregate face amount of $142.6 million were outstanding under the credit facility and we have $0.8 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of June 30, 2013.

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

Catastrophe Risk Management

Our Insurance Companies and Lloyd’s Operations have exposure to losses caused by natural and man-made catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of covered losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and manage this exposure through individual risk selection and through the purchase of reinsurance. We also use modeling and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe events. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the unpredictable nature of catastrophes. The occurrence of one or more catastrophic events could have a material adverse effect on our results of operations, financial condition and/or liquidity.

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from a potential earthquake on the west coast of the United States. As of June 30, 2013, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $100 million and $40 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three and six months ended June 30, 2013 and 2012. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net other-than-temporary impairment (“OTTI”) losses recognized in earnings. Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands, except for per share amounts	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$332,128	$322,987	$725,350	$666,136	2.8%	8.9%
Net written premiums	198,469	190,252	467,921	433,297	4.3%	8.0%
Total revenues	222,490	215,902	443,865	412,878	3.1%	7.5%
Total expenses	202,269	194,778	403,091	380,569	3.8%	5.9%

Pre-tax income (loss)	$20,221	$21,124	$40,774	$32,309	-4.3%	26.2%
Provision (benefit) for income taxes	6,284	6,225	12,927	9,506	0.9%	36.0%

Net income (loss)	$13,937	$14,899	$27,847	$22,803	-6.5%	22.1%

Net income (loss) per common share:
Basic	$0.99	$1.06	$1.97	$1.63
Diluted	$0.97	$1.05	$1.93	$1.60

Net income for the three months ended June 30, 2013 was $13.9 million or $0.97 per diluted share compared to $14.9 million or $1.05 per diluted share for the three months ended June 30, 2012. Operating earnings for the three months ended June 30, 2013 were $11.8 million or $0.82 per diluted share compared to $12.5 million or $0.88 per diluted share for the comparable period in 2012. In comparison to net income, operating earnings excluded after-tax net realized gains of $2.2 million for the three months ended June 30, 2013. For the three months ended June 30, 2012, operating earnings excluded $2.7 million of net realized gains and after-tax other-than-temporary impairment losses of $0.3 million. The decrease in our operating earnings was largely attributable to a decrease in net investment income on account of lower investment yields.

Net income for the six months ended June 30, 2013 was $27.8 million or $1.93 per diluted share compared to $22.8 million or $1.60 per diluted share for the six months ended June 30, 2012. Operating earnings for the six months ended June 30, 2013 were $22.6 million or $1.56 per diluted share compared to $19.3 million or $1.35 per diluted share for the comparable period in 2012. In comparison to net income, operating earnings excluded after-tax net realized gains of $5.3 million and after-tax other-than-temporary impairment losses of $0.03 million for the six months ended June 30, 2013. For the six months ended June 30, 2012, operating earnings excluded $3.9 million of net realized gains and after-tax other-than-temporary impairment losses of $0.4 million. The increase in our operating earnings was largely attributable to stronger underwriting results.

Our book value per share as of June 30, 2013 was $61.83, decreasing from $62.61 as of December 31, 2012. The decrease in book value per share primarily resulted from unrealized losses in our investment portfolio across all fixed income classes due to an increase in interest rates during the quarter. Our consolidated stockholders’ equity decreased 0.6% to $874.0 million as of June 30, 2013 compared to $879.5 million as of December 31, 2012.

Cash flow provided by operations was $48.5 million for the six months ended June 30, 2013 compared to $15.0 million for the comparable period in 2012. The increase in cash flow from operations was due to improved collection on premium receivables, partially offset by the timing of payments to our reinsurers in connection with the increased use of proportional reinsurance to support our offshore energy business in 2013.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or net loss for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$332,128	$322,987	$725,350	$666,136	2.8%	8.9%
Net written premiums	198,469	190,252	467,921	433,297	4.3%	8.0%
Net earned premiums	205,814	196,017	408,142	379,136	5.0%	7.7%
Net losses and loss adjustment expenses	(131,148)	(123,407)	(262,490)	(241,392)	6.3%	8.7%
Commission expenses	(28,391)	(29,503)	(54,946)	(58,953)	-3.8%	-6.8%
Other operating expenses	(40,678)	(39,819)	(81,552)	(76,126)	2.2%	7.1%
Other income (expenses)	(915)	387	(297)	1,298	NM	NM

Underwriting profit (loss)	$4,682	$3,675	$8,857	$3,963	27.4%	123.5%
Net investment income	14,246	15,777	27,903	27,035	-9.7%	3.2%
Net other-than-temporary impairment losses recognized in earnings	—	(496)	(42)	(650)	NM	-93.5%
Net realized gains (losses)	3,345	4,217	8,159	6,059	-20.7%	34.7%
Interest expense	(2,052)	(2,049)	(4,103)	(4,098)	0.1%	0.1%

Income (loss) before income taxes	$20,221	$21,124	$40,774	$32,309	-4.3%	26.2%
Income tax expense (benefit)	6,284	6,225	12,927	9,506	0.9%	36.0%

Net income (loss)	$13,937	$14,899	$27,847	$22,803	-6.5%	22.1%

Losses and loss adjustment expenses ratio	63.7%	63.0%	64.3%	63.7%
Commission expense ratio	13.8%	15.1%	13.5%	15.5%
Other operating expense ratio (1)	20.2%	20.0%	20.0%	19.8%

Combined ratio	97.7%	98.1%	97.8%	99.0%

(1)	- Includes Other operating expenses & Other income (expense)

NM  -  Percentage change not meaningful

The combined ratio for the three months ended June 30, 2013 was 97.7% compared to 98.1% for the same period in 2012. Our pre-tax underwriting profit increased $1.0 million to $4.7 million for the three months ended June 30, 2013 compared to $3.7 million for the same period in 2012.

Our pre-tax underwriting results for the three months ended June 30, 2013 included $4.5 million of underwriting profit from our Lloyd’s Operations due to continued favorable loss emergence for underwriting years (“UYs”) 2011 and prior. Our pre-tax underwriting results also included a slight underwriting profit from our Insurance Companies, inclusive of $2.0 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, mostly offset by a net underwriting loss of $1.9 million from our Management Liability (“D&O”) and Errors & Omissions (“E&O”) business driven by net prior period reserve deficiencies from UYs 2010 and prior.

Our underwriting results for the three months ended June 30, 2012 include $3.0 million of RRPs related to significant large losses from our marine business, as well as net prior period reserve redundancies of $6.0 million from our Lloyd’s Operations.

The combined ratio for the six months ended June 30, 2013 was 97.8% compared to 99.0% for the same period in 2012. Our pre-tax underwriting profit increased $4.9 million to $8.9 million for the six months ended June 30, 2013 compared to $4.0 million for the same period in 2012.

Our pre-tax underwriting results for the six months ended June 30, 2013 included $8.5 million of underwriting profit from our Lloyd’s Operations due to continued favorable loss emergence for UYs 2011 and prior. Our pre-tax underwriting results also included a slight underwriting profit from our Insurance Companies, inclusive of $6.4 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, mostly offset by a net underwriting loss of $5.5 million from our D&O business driven by net prior period reserve deficiencies from UYs 2010 and prior.

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

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013				2012
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
In thousands	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
Insurance Companies:
Marine	$43,077	13%	$27,366	$31,798	$49,896	15%	$31,786	$35,535
Property Casualty	152,095	46%	90,711	99,477	130,627	41%	76,842	82,175
Professional Liability	33,393	10%	25,303	25,272	33,541	10%	25,437	23,867

Insurance Companies Total	$228,565	69%	$143,380	$156,547	$214,064	66%	$134,065	$141,577

Lloyd’s Operations:
Marine	$45,893	14%	$34,060	$34,623	$47,037	15%	$33,492	$34,272
Property Casualty	41,217	12%	12,181	8,562	48,978	15%	15,705	15,272
Professional Liability	16,453	5%	8,848	6,082	12,908	4%	6,990	4,896

Lloyd’s Operations Total	$103,563	31%	$55,089	$49,267	$108,923	34%	$56,187	$54,440

Total	$332,128	100%	$198,469	$205,814	$322,987	100%	$190,252	$196,017

	Six Months Ended June 30,
	2013				2012
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
In thousands	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
Insurance Companies:
Marine	$93,924	13%	$68,507	$68,523	$111,761	17%	$74,651	$70,810
Property Casualty	371,059	51%	240,662	192,195	286,546	43%	191,374	156,543
Professional Liability	65,210	9%	50,530	50,160	64,095	10%	49,290	45,772

Insurance Companies Total	$530,193	73%	$359,699	$310,878	$462,402	70%	$315,315	$273,125

Lloyd’s Operations:
Marine	$99,537	14%	$73,618	$68,668	$108,812	16%	$81,550	$67,536
Property Casualty	66,275	9%	19,493	16,441	73,274	11%	25,060	29,774
Professional Liability	29,345	4%	15,111	12,155	21,648	3%	11,372	8,701

Lloyd’s Operations Total	$195,157	27%	$108,222	$97,264	$203,734	30%	$117,982	$106,011

Total	$725,350	100%	$467,921	$408,142	$666,136	100%	$433,297	$379,136

Gross written premiums increased $9.1 million, or 2.8%, to $332.1 million for the three months ended June 30, 2013 compared to $323.0 million for the same period in 2012. The increase in gross written premiums is primarily attributed to growth within our Insurance Companies Property Casualty business, specifically from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, partially offset by a decrease in our Assumed Reinsurance division attributable to the timing of policy renewals on our Accident and Health (“A&H”) business relative to the quarter. The increase in gross written premiums was further offset by a decrease in our Marine business in connection with the re-underwriting of our Inland Marine division.

Gross written premiums increased $59.3 million, or 8.9%, to $725.4 million for the six months ended June 30, 2013 compared to $666.1 million for the same period in 2012. The increase in gross written premiums is primarily attributed to growth within our Insurance Companies Property Casualty business, specifically from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, as well as continued growth from our Assumed Reinsurance division, partially offset by a decrease in our Marine business in connection with the re-underwriting of our Inland Marine division.

Average renewal premium rates for our Insurance Companies segment for the three months ended June 30, 2013 increased as compared to the same period in 2012 across substantially all of our businesses within each segment. Our Insurance Companies Marine business has realized a 5.0% and 15.2% increase in rates for the Marine Liability and Inland Marine divisions, respectively. Within our Insurance Companies Property Casualty business we have realized a 4.6% increase in rates for the Excess Casualty division and a 3.5% increase in the Primary Casualty division, partially offset by a 2.1% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 2.8%, consisting of 2.5% and 2.9% for the D&O and E&O divisions, respectively. For the three months ended June 30, 2013, average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s Property Casualty of 4.0% and 2.0%, partially offset by a decrease for Lloyd’s Professional Liability of 0.5%.

Average renewal premium rates for our Insurance Companies segment for the six months ended June 30, 2013 increased as compared to the same period in 2012 across substantially all of our businesses within each segment. Our Insurance Companies Marine business has realized a 4.9% and 8.0% increase in rates for the Marine Liability and Inland Marine divisions, respectively. Within our Insurance Companies Property Casualty business we have realized a 3.3% increase in rates for the Excess Casualty division and a 3.4% increase in the Primary Casualty division, partially offset by a 1.6% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 4.4%, consisting of 6.9% and 3.4% for the D&O and E&O divisions, respectively. For the six months ended June 30, 2013, average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s Property Casualty of approximately 4.6% and 1.9%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 1.9%.

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

For the three and six months ended June 30, 2013, we incurred $4.3 million and $5.0 million in RRPs primarily driven by large losses from our Marine business. For the three and six months ended June 30, 2012, we incurred $5.0 million and $16.4 million in RRPs, respectively, primarily attributable to large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

The following table sets forth our ceded written premiums by segment and major line of business for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Ceded	% of Gross	Ceded	% of Gross	Ceded	% of Gross	Ceded	% of Gross
	Written	Written	Written	Written	Written	Written	Written	Written
In thousands	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Insurance Companies:
Marine	$15,711	36%	$18,110	36%	$25,417	27%	$37,110	33%
Property Casualty	61,384	40%	53,785	41%	130,397	35%	95,172	33%
Professional Liability	8,090	24%	8,104	24%	14,680	23%	14,805	23%

Total Insurance Companies	$85,185	37%	$79,999	37%	$170,494	32%	$147,087	32%

Lloyd’s Operations:
Marine	$11,833	26%	$13,545	29%	$25,919	26%	$27,262	25%
Property Casualty	29,036	70%	33,273	68%	46,782	71%	48,214	66%
Professional Liability	7,605	46%	5,918	46%	14,234	49%	10,276	47%

Total Lloyd’s Operations	$48,474	47%	$52,736	48%	$86,935	45%	$85,752	42%

Total	$133,659	40%	$132,735	41%	$257,429	35%	$232,839	35%

Overall, the decrease in the percentage of total ceded written premiums to total gross written premiums for the three months ended June 30, 2013 compared to the same period in 2012 was primarily due to changes in the mix of our Lloyd’s Marine business driven by a decrease in classes subject to proportional reinsurance, such as energy liability and war, partially offset by an increase in percentage for the Lloyd’s Property Casualty business driven by the increased use of proportional reinsurance to support our offshore energy business in 2013.

Overall, the percentage of total ceded written premiums to total gross written premiums for the six months ended June 30, 2013 and 2012 has remained constant at 35%. The decrease in percentage for Insurance Companies Marine is driven by RRPs recorded in 2012 in connection with several large losses, including Costa Concordia as explained above. The increase in the percentage for Insurance Companies Property Casualty is driven by the significant growth of our Excess Casualty business, where our retention is lower, partially offset by the continued growth of our Assumed Reinsurance business where our retentions are higher. The increase in the Property Casualty business for the Lloyd’s Operations is driven by increased use of proportional reinsurance to support our offshore energy business for 2013.

Net Written Premiums

Net written premiums increased 4.3% for the three months ended June 30, 2013 compared to the same period in 2012. The increase is due to the mix of our Insurance Companies Property Casualty business and is specifically driven by the growth of our Excess Casualty and Primary Casualty business as well as more RRPs recorded in 2012 in connection with several losses from our Marine businesses. The aforementioned increases are partially offset by a decrease in our Energy & Engineering business in connection with the increased use of proportional reinsurance to support our offshore energy lines for 2013, and a decrease in our Marine business in connection with the re-underwriting of our Inland Marine division.

Net written premiums increased 8.0% for the six months ended June 30, 2013 compared to the same period in 2012. The increase is due to the mix of our Insurance Companies Property Casualty business and is specifically driven by the growth of our Excess Casualty and Primary Casualty business, the continued growth of our Assumed Reinsurance business, and as well more RRPs recorded in 2012 in connection with several losses from our Marine businesses. The aforementioned increases are partially offset by a decrease in our Energy & Engineering business in connection with the increased use of proportional reinsurance to support our offshore energy lines for 2013, and a decrease in our Marine business in connection with the re-underwriting of our Inland Marine division.

Net Earned Premiums

Net earned premiums increased 5.0% and 7.7% for the three and six months ended June 30, 2013 compared to the same periods in 2012, driven by earnings from the continued growth of our Insurance Companies Excess Casualty, Primary Casualty, and our Assumed Reinsurance business, which includes the A&H lines that are recognized in earnings over a longer exposure period than our other lines of business. In addition, the increases are also attributable to the RRPs recorded in 2012, and are partially offset by a decrease from our Energy & Engineering business, as described above.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Fixed maturities	$13,578	$15,006	$26,743	$30,416	-9.5%	-12.1%
Equity securities	1,257	994	2,288	1,941	26.5%	17.9%
Short-term investments	198	701	388	1,014	-71.8%	-61.7%

Total investment income	$15,033	$16,701	$29,419	$33,371	-10.0%	-11.8%
Investment expenses	(787)	(924)	(1,516)	(6,336)	-14.8%	-76.1%

Net investment income	$14,246	$15,777	$27,903	$27,035	-9.7%	3.2%

The decrease in total investment income before investment expenses was 10.0% and 11.8% for the three and six months ended June 30, 2013 compared to the same periods in 2012, primarily due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.4% for the three and six months ended June 30, 2013 compared to 2.8% and 2.4% for the same periods in 2012, respectively.

The 2.4% average yield for the six months ended June 30, 2012 included $4.5 million of interest expense related to a total $9.2 million settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the in the late 1980’s and early 1990’s. Excluding the impact of the aforementioned accrued interest expense, the average yield for the six months ended June 30, 2012 would have been 2.8%.

The portfolio duration was 4.0 years and 3.9 years for the six months ended June 30, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Fixed maturities	$—	$—	$—	$11	NM	NM
Equity securities	—	496	42	639	NM	-93.4%

OTTI recognized in earnings	$—	$496	$42	$650	NM	-93.5%

NM  -  Percentage change not meaningful

Net OTTI losses of $0.5 million for the three months ended June 30, 2012 consisted of two equity securities.

Net OTTI losses of $0.7 million for the six months ended June 30, 2012 consisted of one non-agency mortgage-backed security and three equity securities.

Net Realized Gains and Losses

Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Fixed maturities:
Gains	$1,730	$4,717	$4,936	$7,858	-63.3%	-37.2%
Losses	(73)	(231)	(383)	(1,530)	-68.4%	-75.0%

Fixed maturities, net	$1,657	$4,486	$4,553	$6,328	-63.1%	-28.0%
Equity securities:
Gains	$1,815	$204	$3,733	$204	NM	NM
Losses	(127)	(473)	(127)	(473)	-73.2%	-73.2%

Equity securities, net	$1,688	$(269)	$3,606	$(269)	NM	NM

Net realized gains (losses)	$3,345	$4,217	$8,159	$6,059	-20.7%	34.7%

NM  -  Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $3.3 million and $8.2 million for the three and six months ended June 30, 2013 are due to the sale of municipal bonds, commercial mortgage-backed securities and equity securities. Net realized gains of $4.2 million and $6.1 million for the three and six months ended June 30, 2012 were due to the sale of corporate bonds and Treasury bonds.

Other Income/Expense

Total other expense for the three and six months ended June 30, 2013 was $0.9 million and $0.3 million compared to other income of $0.4 million and $1.3 million for the three and six months ended June 30, 2012, respectively. Other income consists of foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and six months ended June 30, 2013 and 2012 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Loss and LAE Ratio	2013	2012	2013	2012
Net Loss and LAE Payments	62.3%	61.7%	58.5%	63.1%
Change in reserves	0.4%	4.0%	4.3%	3.8%

Subtotal—current year loss ratio	62.7%	65.7%	62.8%	66.9%
Prior year deficiencies (redundancies)	1.0%	-2.7%	1.5%	-3.2%

Net loss and LAE ratio	63.7%	63.0%	64.3%	63.7%

The changes in current accident year loss ratios, as noted above, are driven by mix of business and loss trends.

The segment and line of business breakdown of the net loss and LAE ratios for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Insurance Companies:
Marine	54.4%	85.2%	59.4%	82.0%
Property Casualty	71.1%	60.5%	68.7%	62.5%
Professional Liability	73.7%	83.8%	81.7%	77.0%

Insurance Companies	68.1%	70.6%	68.7%	70.0%
Lloyd’s Operations:
Marine	52.6%	37.1%	54.0%	50.8%
Property Casualty	79.4%	50.6%	45.9%	39.5%
Professional Liability	-8.8%	60.3%	34.9%	47.7%

Lloyd’s Operations	49.7%	43.0%	50.2%	47.4%

Net loss and LAE ratio	63.7%	63.0%	64.3%	63.7%

The changes in the net loss and LAE ratios by segment and line of business, as noted above, are primarily related to prior year reserve deficiencies and or redundancies, as described below.

Prior Year Reserve Deficiencies/Redundancies

The relevant factors that may have a significant impact on the establishment and adjustment of losses and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior reserves, management, in consultation with our actuaries, may determine, based on their judgments that certain assumptions made in the reserving process in prior year periods may need to be revised to reflect various factors, typically including the availability of additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Insurance Companies:
Marine	$(2,469)	$(94)	$(1,276)	$(588)
Property Casualty	7,311	(2,951)	7,155	(6,280)
Professional Liability	2,905	3,671	9,598	4,778

Insurance Companies	$7,747	$626	$15,477	$(2,090)
Lloyd’s Operations:
Marine	$(1,352)	$(4,026)	$(2,979)	$(3,970)
Property Casualty	361	(1,272)	(1,669)	(4,010)
Professional Liability	(4,843)	(700)	(4,833)	(2,168)

Lloyd’s Operations	$(5,834)	$(5,998)	$(9,481)	$(10,148)

Total deficiencies (redundancies)	$1,913	$(5,372)	$5,996	$(12,238)

The following is a discussion of relevant factors related to the $1.9 million prior period net reserve deficiencies recorded for the three months ended June 30, 2013:

The Insurance Companies recorded $7.7 million of net prior period reserve deficiencies primarily driven by our Property Casualty business. Within the Property Casualty business we reported prior period reserve deficiencies of $4.8 million from our Assumed Reinsurance business mostly related to several large losses from our A&H business, $1.4 million from our Primary Casualty business in connection with increased loss activity across all product lines, and $1.1 million in losses from commercial auto and liquor liability lines which are in run-off. In addition, we reported prior period reserve deficiencies of $2.9 million from our Professional Liability business, which included $1.9 million of reserve deficiencies directly related to our D&O division in connection with specific large losses from our public directors and officers liability lines for UYs 2010 and prior, as well as $1.0 million of reserve deficiencies from our E&O division also related to specific large losses from our small lawyers lines from UYs 2011 and prior. The aforementioned strengthening was partially offset by $2.5 million of prior period reserve redundancies from our Marine business related to favorable emergence from our Cargo and Marine Liability lines from UYs 2008 and prior.

Our Lloyd’s Operations recorded $5.8 million of net prior period reserve redundancies primarily driven by our Lloyd’s Professional Liability business. Within our Lloyd’s Professional Liability business we reported prior period reserve redundancies of $5.8 million in connection with continued favorable emergence from our Lloyd’s D&O business, partially offset by $1.0 million of strengthening on our Lloyd’s E&O business. In addition, our Lloyd’s Operations recorded $1.4 million of prior period reserve redundancies from our Lloyd’s Marine business and is related to the favorable settlement of specific claims from our marine liability lines for UYs 2012 and prior.

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

The following is a discussion of relevant factors related to the $6.0 million prior period net reserve deficiencies for the six months ended June 30, 2013:

The Insurance Companies recorded $15.5 million of net prior period reserve deficiencies, primarily driven by our Professional Liability and Property Casualty businesses. Within the Professional Liability business, we reported prior period net reserve deficiencies of $5.6 million from the D&O division related to specific large claims from our public and private sectors directors and officers liability lines for UYs 2010 and prior. In addition, we reported prior period net reserve deficiencies of $4.0 million from the E&O division related to specific large claims from our insurance agents, miscellaneous professional liability, and small lawyers lines from UYs 2011 and prior. Within the Property Casualty business we reported prior period reserve deficiencies of $7.4 million from our NavRe division mostly related to several large losses from our A&H business and $2.2 million in losses from commercial auto and liquor liability lines which are in run-off, partially offset by $2.6 million of prior period redundancies from our Energy & Engineering business related to favorable emergence from our Offshore Energy lines for UYs 2011 and prior. The aforementioned net strengthening was partially offset by $1.3 million of net prior period reserve redundancies from our Marine business primarily related to $3.1 million of favorable emergence from our Cargo and Marine Liability lines from UYs 2008 and prior, partially offset by $1.8 million of prior period reserve deficiencies from our Inland Marine business across all product lines.

Our Lloyd’s Operations recorded $9.5 million of net prior period reserve redundancies across all businesses. Within our Lloyd’s Professional Liability business we reported prior period reserve redundancies of $5.4 million in connection with continued favorable emergence from our Lloyd’s D&O business, partially offset by $0.6 million of strengthening on our Lloyd’s E&O business. Within the Lloyd’s Marine business we reported prior period reserve redundancies of $3.0 million related to the favorable settlement of specific claims from our Ocean Marine liability lines from UYs 2012 and prior. In addition, our Lloyd’s Property Casualty business also reported net prior period reserve redundancies of $1.6 million from the Energy & Engineering division due in part to the favorable settlement of two claims from our onshore lines from UY 2011

The following is a discussion of relevant factors related to the $12.2 million prior period net reserve redundancies recorded for the six months ended June 30, 2012:

The Insurance Companies recorded $2.1 million of net prior period reserve redundancies driven by net favorable development from our Property Casualty business related to our Primary Casualty and NavTech divisions, partially offset by adverse development from our Professional Liability business across multiple products within our D&O and E&O divisions.

Our Lloyd’s Operations recorded $10.1 million of net prior period reserve redundancies across all businesses and divisions.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three and six months ended June 30, 2013 were 13.8% and 13.5%, respectively, compared to 15.1% and 15.5% for the comparable periods during 2012. The decrease in the commission expense ratio for the three and six months ended June 30, 2013 when compared to the same periods in 2012 is attributed to changes in the mix of business, mostly driven by an increase in the ceding commission on the new quota share program for our offshore energy business, and to a lesser extent RRPs recorded in 2012 in connection with loss events from our Marine business.

Other Operating Expenses

Other operating expenses were $40.7 million and $81.6 million for the three and six months ended June 30, 2013 compared to $39.8 million and $76.1 million for the same periods in 2012. The increase in operating expenses is primarily due to an increase in overall headcount due to continued investments in new underwriting teams and related support staff, closely aligned with business growth.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense for both the three and six months ended June 30, 2013 and 2012 was approximately $2.1 million and $4.1 million.

Income Taxes

We recorded income tax expense of $6.3 million and $12.9 million for the three and six months ended June 30, 2013 compared to $6.2 million and $9.5 million for the comparable periods in 2012, resulting in effective tax rates of 31.1% and 31.7% for the three and six months ended June 30, 2013 compared to 29.5% and 29.4% for the same periods in 2012. The effective tax rate on net investment income was 27.6% and 28.0% for the three and six months ended June 30, 2013 compared to 28.2% and 26.9% for the same periods during 2012.

As of June 30, 2013, the net deferred federal, foreign, state and local tax assets were $25.9 million compared to $3.2 million as of December 31, 2012 with the change primarily due to the increase in unrealized losses on investments and the increase in the deferred tax asset for unearned premium reserve, in line with the growth of our business.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.5 million as of both June 30, 2013 and December 31, 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.2 million as of both June 30, 2013 and December 31, 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of June 30, 2013 expire from 2023 to 2031.

The Company has not provided for U.S. income taxes on approximately $17.2 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $1.8 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

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

The following table sets forth the results of operations for the Insurance Companies for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$228,565	$214,064	$530,193	$462,402	6.8%	14.7%
Net written premiums	143,380	134,065	359,699	315,315	6.9%	14.1%
Net earned premiums	156,547	141,577	310,878	273,125	10.6%	13.8%
Net losses and loss adjustment expenses	(106,668)	(100,003)	(213,653)	(191,180)	6.7%	11.8%
Commission expenses	(20,573)	(21,117)	(39,090)	(40,418)	-2.6%	-3.3%
Other operating expenses	(29,829)	(28,914)	(59,172)	(54,259)	3.2%	9.1%
Other income (expense)	689	879	1,348	2,521	-21.6%	-46.5%

Underwriting profit (loss)	$166	$(7,578)	$311	$(10,211)	NM	NM
Net investment income	12,515	13,286	24,466	22,221	-5.8%	10.1%
Net realized gains (losses)	3,099	2,325	7,891	4,200	33.3%	87.9%

Income (loss) before income taxes	$15,780	$8,033	$32,668	$16,210	96.4%	101.5%
Income tax expense (benefit)	4,785	2,101	10,199	3,980	127.7%	NM

Net income (loss)	$10,995	$5,932	$22,469	$12,230	85.4%	83.7%

Losses and loss adjustment expenses ratio	68.1%	70.6%	68.7%	70.0%
Commission expense ratio	13.1%	14.9%	12.6%	14.8%
Other operating expense ratio (1)	18.7%	19.9%	18.6%	18.9%

Combined ratio	99.9%	105.4%	99.9%	103.7%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful

Our Insurance Companies reported net income of $11.0 million for the three months ended June 30, 2013 compared to $5.9 million for the same period in 2012. The increase in net income for the three months ended June 30, 2013 as compared to the same period in 2012 was largely related to an improvement in underwriting results.

Our Insurance Companies combined ratio for the three months ended June 30, 2013 was 99.9% compared to 105.4% for the same period in 2012. Our Insurance Companies pre-tax underwriting results increased by $7.8 million to a $0.2 million pre-tax underwriting profit for the three months ended June 30, 2013 compared to an underwriting loss of $7.6 million for the same period in 2012.

Our Insurance Companies pre-tax underwriting results for the three months ended June 30, 2013 included $2.0 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, mostly offset by a net underwriting loss of $1.9 million from our D&O and E&O businesses driven by net prior period reserve deficiencies from UYs 2010 and prior.

Our Insurance Companies underwriting results for the three months ended June 30, 2012 includes $3.9 million of RRPs related to several large losses from our Marine business.

Our Insurance Companies reported net income of $22.5 million for the six months ended June 30, 2013 compared to $12.2 million for the same period in 2012. The increase in net income for the six months ended June 30, 2013 as compared to the same period in 2012 was largely related to an improvement in underwriting results.

Our Insurance Companies combined ratio for the six months ended June 30, 2013 was 99.9% compared to 103.7% for the same period in 2012. Our Insurance Companies pre-tax underwriting results increased by $10.5 million to a $0.3 million pre-tax underwriting profit for the six months ended June 30, 2013 compared to an underwriting loss of $10.2 million for the same period in 2012.

Our Insurance Companies pre-tax underwriting results for the six months ended June 30, 2013 included $6.4 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, mostly offset by an underwriting loss of $5.5 million from our D&O business driven by net prior period reserve deficiencies from UYs 2010 and prior.

Our Insurance Companies underwriting results for the six months ended June 30, 2012 reflected net losses of $9.6 million related to several large losses from our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Insurance Companies Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Marine Liability	$16,951	$16,562	$31,756	$34,805	2.3%	-8.8%
Craft/Fishing Vessels	7,176	6,000	17,956	14,244	19.6%	26.1%
Cargo	3,553	4,988	11,973	13,446	-28.8%	-11.0%
Protection & Indemnity	4,097	3,838	10,248	10,454	6.7%	-2.0%
Inland Marine	4,503	9,404	9,384	21,242	-52.1%	-55.8%
Bluewater Hull	3,155	4,701	5,755	8,260	-32.9%	-30.3%
Other Marine	3,642	4,403	6,852	9,310	-17.3%	-26.4%

Total Marine	$43,077	$49,896	$93,924	$111,761	-13.7%	-16.0%

The Insurance Companies Marine gross written premiums for the three and six months ended June 30, 2013 decreased 13.7% and 16.0% compared to the same periods during 2012 primarily due to the re-underwriting of our Inland Marine business, as well as a reduction in the Bluewater Hull business due to lower than anticipated new business production resulting from a stricter underwriting approach on certain accounts and vessel types. In addition, the decrease in Cargo was related to non renewed business that did not meet the current underwriting criteria.

The Insurance Companies Marine business achieved a 5.0% and 4.9% increase on renewal rates for the three and six months ended June 30, 2013, respectively. The increase in renewal rates on Inland Marine business was 15.2% and 8.0% for the three and six months ended June 30, 2013.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Excess Casualty	$64,306	$51,425	$134,588	$89,079	25.0%	51.1%
Assumed Reinsurance	15,436	20,375	107,572	93,796	-24.2%	14.7%
Primary Casualty	35,034	26,225	61,469	50,115	33.6%	22.7%
Energy & Engineering	21,828	20,192	41,892	33,393	8.1%	25.5%
Environmental Liability	7,539	6,310	13,075	11,520	19.5%	13.5%
Other Property & Casualty	7,952	6,100	12,463	8,643	30.4%	44.2%

Total Property Casualty	$152,095	$130,627	$371,059	$286,546	16.4%	29.5%

The Insurance Companies Property Casualty gross written premiums for the three months ended June 30, 2013 increased 16.4% compared to the same period in 2012, driven by growth from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, partially offset a decrease in our Assumed Reinsurance business attributable to the timing of policy renewals on our A&H business relative to the quarter.

The Insurance Companies Property Casualty gross written premiums for the six months ended June 30, 2013 increased 29.5% compared to the same period in 2012, driven by growth from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, as well as continued growth from our Assumed Reinsurance business.

For the three months ended June 30, 2013, our Insurance Companies Property Casualty business realized a 4.6% increase in rates for the Excess Casualty division and a 3.5% increase in the Primary Casualty division, partially offset by a 2.1% decrease from our Energy & Engineering division.

For the six months ended June 30, 2013, our Insurance Companies Property Casualty business realized a 3.3% increase in rates for the Excess Casualty division and a 3.4% increase in the Primary Casualty division, partially offset by a 1.6% decrease from our Energy & Engineering division.

Professional Liability Premiums. The gross written premiums for the Professional Liability business for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Errors & Omissions	$21,474	$22,229	$44,127	$44,161	-3.4%	-0.1%
Management Liability	11,919	11,312	21,083	19,934	5.4%	5.8%

Total Professional Liability	$33,393	$33,541	$65,210	$64,095	-0.4%	1.7%

For the three months ended June 30, 2013, our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 2.8%, consisting of 2.5% and 2.9% for the D&O and E&O divisions, respectively.

For the six months ended June 30, 2013, our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 4.4%, consisting of 6.9% and 3.4% for the D&O and E&O divisions, respectively.

Insurance Companies Commission Expenses

The commission expense ratios for the three and six months ended June 30, 2013, were 13.1% and 12.6%, respectively, compared to 14.9% and 14.8% for the same periods in 2012. The decrease in the commission expense ratio is attributable to changes in the mix of business, mostly driven by an increase in the ceding commission received on the new quota share program for our offshore energy business. The decrease for the six months ended June 30, 2013 in comparison to 2012 is further attributable to more RRPs recorded in 2012 in connection with several losses from our Marine business.

Insurance Companies Other Operating Expenses

Insurance Companies other operating expenses were $29.8 million and $59.2 million for the three and six months ended June 30, 2013 compared to $28.9 million and $54.3 million for the same periods in 2012. The increase in operating expenses is due to an increase in overall headcount due to continued investments in new underwriting teams and related support staff, closely aligned with business growth.

Lloyd’s Operations

Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations segment includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations for the Lloyd’s Operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$103,563	$108,923	$195,157	$203,734	-4.9%	-4.2%
Net written premiums	55,089	56,187	108,222	117,982	-2.0%	-8.3%
Net earned premiums	49,267	54,440	97,264	106,011	-9.5%	-8.3%
Net losses and loss adjustment expenses	(24,480)	(23,404)	(48,837)	(50,212)	4.6%	-2.7%
Commission expenses	(8,335)	(8,938)	(16,956)	(19,824)	-6.7%	-14.5%
Other operating expenses	(10,849)	(10,905)	(22,380)	(21,867)	-0.5%	2.3%
Other income (expense)	(1,087)	60	(545)	66	NM	NM

Underwriting profit (loss)	$4,516	$11,253	$8,546	$14,174	-59.9%	-39.7%
Net investment income	1,728	2,454	3,430	4,737	-29.6%	-27.6%
Net realized gains (losses)	242	1,396	222	1,209	-82.7%	-81.6%

Income (loss) before income taxes	$6,486	$15,103	$12,198	$20,120	-57.1%	-39.4%
Income tax expense (benefit)	2,206	5,207	4,242	6,933	-57.6%	-38.8%

Net income (loss)	$4,280	$9,896	$7,956	$13,187	-56.7%	-39.7%

Losses and loss adjustment expenses ratio	49.7%	43.0%	50.2%	47.4%
Commission expense ratio	16.9%	16.4%	17.4%	18.7%
Other operating expense ratio (1)	24.2%	19.9%	23.6%	20.5%

Combined ratio	90.8%	79.3%	91.2%	86.6%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $4.3 million for the three months ended June 30, 2013 compared to $9.9 million for the same period in 2012. The decrease in net income for the three months ended June 30, 2013 as compared to the same period in 2012 was largely attributable to a reduction in underwriting profit, and to a lesser extent, a reduction in net investment income due to lower investment yields.

Our Lloyd’s Operations combined ratio for the three months ended June 30, 2013 was 90.8% compared to 79.3% for the same period in 2012. Our Lloyd’s Operations pre-tax underwriting profit decreased $6.8 million to $4.5 million for the three months ended June 30, 2013 compared to $11.3 million for the same period in 2012.

Our Lloyd’s Operations pre-tax underwriting profit for the three months ended June 30, 2013 included $5.8 million of net prior period reserve redundancies in connection with continued favorable emergence from our Lloyd’s D&O business and to a lesser extent the favorable settlement of specific claims from our Lloyd’s Marine business, partially offset by a $1.2 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations pre-tax underwriting profit for the three months ended June 30, 2012 included net prior period reserve redundancies of $6.0 million from our Lloyd’s Property Casualty and Lloyd’s Marine businesses.

Our Lloyd’s Operations reported net income of $8.0 million for the six months ended June 30, 2013 compared to $13.2 million for the same period in 2012. The decreases in net income for the six months ended June 30, 2013 as compared to the same period in 2012 was largely attributable to a reduction in underwriting profit, and to a lesser extent, a reduction in net investment income due to lower investment yields.

Our Lloyd’s Operations combined ratio for the six months ended June 30, 2013 was 91.2% compared to 86.6% for the same period in 2012. Our Lloyd’s Operations pre-tax underwriting profit decreased $5.7 million to $8.5 million for the three months ended June 30, 2013 compared to $14.2 million for the same period in 2012.

Our Lloyd’s Operations pre-tax underwriting profit for the six months ended June 30, 2013 included $9.5 million of net prior period reserve redundancies in connection with continued favorable emergence from our Lloyd’s D&O business and the favorable settlement of specific claims from our Lloyd’s Marine business, partially offset by a $1.2 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations pre-tax underwriting profit for the six months ended June 30, 2012 included net prior period reserve redundancies of $10.1 million as a result of favorable emergence from all businesses.

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £195 million ($296 million) in 2013 compared to £184 million ($300 million) in 2012.

Marine Premiums. The gross written premiums for our Marine business for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Marine Liability	$8,842	$9,875	$26,657	$28,819	-10.5%	-7.5%
Cargo	13,720	11,740	23,724	25,419	16.9%	-6.7%
Specie	4,876	5,265	11,331	11,561	-7.4%	-2.0%
Marine Excess-of-Loss Reinsurance	4,826	4,066	10,564	11,139	18.7%	-5.2%
Energy Liability	4,301	5,826	10,157	11,927	-26.2%	-14.8%
Transport	6,088	6,046	9,979	9,934	0.7%	0.5%
War	1,482	2,687	3,964	5,973	-44.8%	-33.6%
Bluewater Hull	1,758	1,532	3,161	4,040	14.8%	-21.8%

Total Marine	$45,893	$47,037	$99,537	$108,812	-2.4%	-8.5%

The Lloyd’s Operations Marine gross written premiums decreased 2.4% and 8.5% for the three and six months ended June 30, 2013 compared to the same periods in 2012. The decrease is driven by reduction in renewals on War, Marine Liability and Energy Liability in connection with, and partially offset by an increase in average renewal rates of 4.0% and 4.6% for the three and six months ended June 30, 2013.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Energy & Engineering:
Offshore Energy	$15,266	$20,411	$28,534	$31,731	-25.2%	-10.1%
Onshore Energy	11,485	14,694	16,754	18,920	-21.8%	-11.4%
Engineering and Construction	9,665	12,402	14,673	20,597	-22.1%	-28.8%
U.S. Direct and Facultative Property	3,846	—	5,374	—	NM	NM

Energy & Engineering	$40,262	$47,507	$65,335	$71,248	-15.2%	-8.3%
Other Property Casualty	955	1,471	940	2,026	-35.1%	-53.6%

Total Property Casualty	$41,217	$48,978	$66,275	$73,274	-15.8%	-9.6%

NM  -  Percentage change not meanigful

The Lloyd’s Operations Property Casualty gross written premiums decreased 15.8% and 9.6% for the three and six months ended June 30, 2013 compared to the same periods in 2012. The decreases are primarily due to reductions in new business growth across all lines, partially offset by new business from our U.S. direct and facultative property lines that we began writing in 2013.

The Lloyd’s Operations Property Casualty business achieved a 2.0% and 1.9% increase on renewal rates for the three and six months ended June 30, 2013.

Professional Liability Premiums. The gross written premiums for the Professional Liability business for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Management Liability	$11,257	$9,309	$21,498	$15,739	20.9%	36.6%
Errors & Omissions	5,196	3,599	7,847	5,909	44.4%	32.8%

Total Professional Liability	$16,453	$12,908	$29,345	$21,648	27.5%	35.6%

The Lloyd’s Operations Professional Liability gross written premiums increased 27.5% and 35.6% for the three and six months ended June 30, 2013 compared to the same periods in 2012, as a result of new business growth, partially offset by decreases in renewal rates of 0.5% and 1.9% for the three and six months ended, respectively.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of June 30, 2013 and December 31, 2012, our capital resources were as follows:

	June 30,	December 31,
In thousands	2013	2012
Senior Notes	$114,502	$114,424
Stockholders’ equity	873,952	879,485

Total capitalization	$988,454	$993,909

Ratio of debt to total capitalization	11.6%	11.5%

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

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of June 30, 2013, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2013 without prior regulatory approval is $70.7 million. During the preceding 12 month period Navigators Insurance Company declared and paid $5.0 million in dividends to the Parent Company, none of which were declared and paid in the second quarter of 2013.

Navigators Corporate Underwriters Ltd. (“NCUL”) may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of June 30, 2013 that amount was $8.0 million (£5.3 million).

Condensed Parent Company balance sheets as of June 30, 2013 (unaudited) and December 31, 2012 are shown in the table below:

	June 30,	December 31,
In thousands	2013	2012
Cash and investments	$9,758	$15,026
Investments in subsidiaries	948,621	955,024
Goodwill and other intangible assets	2,533	2,534
Other assets	29,405	23,219

Total assets	$990,317	$995,803

Senior Notes	$114,502	$114,424
Accounts payable and other liabilities	521	552
Accrued interest payable	1,342	1,342

Total liabilities	$116,365	$116,318

Stockholders’ equity	$873,952	$879,485

Total liabilities and stockholders’ equity	$990,317	$995,803

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of June 30, 2013, letters of credit with an aggregate face amount of $142.6 million were outstanding under the credit facility and we have $0.8 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of June 30, 2013.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of June 30, 2013 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Liquidity

Consolidated Cash Flows

Cash flow provided by operations was $48.5 million for the six months ended June 30, 2013 compared to $15.0 million for the comparable period in 2012. The increase in cash flow from operations was due to improved collection on premium receivables partially offset by the timing of payments to our reinsurers in connection with the increased use of proportional reinsurance to support our offshore energy business in 2013.

Net cash provided by investing activities was $6.6 million for the six months ended June 30, 2013 compared to net cash used in investing activities of $97.0 million for the same period in 2012. The increase in cash provided by investing activities is driven by the on-going management of our investment portfolio.

Net cash provided by financing activities was $1.5 million for the six months ended June 30, 2013 compared to $0.4 million for the comparable period in 2012. The increase in cash provided by financing activities relates to the exercise of employee stock options.

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

Investments

As of June 30, 2013, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $18.7 million, consists of investment grade bonds. As of June 30, 2013, our portfolio had a duration of 4.0 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of June 30, 2013 and December 31, 2012, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of June 30, 2013 and December 31, 2012. The tables below include OTTI securities recognized within OCI.

	June 30, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$464,167	$3,538	$(7,492)	$468,121
States, municipalities and political subdivisions	452,084	10,281	(13,114)	454,917
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	320,150	7,782	(4,645)	317,013
Residential mortgage obligations	37,335	1,196	(221)	36,360
Asset-backed securities	75,311	747	(113)	74,677
Commercial mortgage-backed securities	173,388	8,731	(514)	165,171

Subtotal	$606,184	$18,456	$(5,493)	$593,221
Corporate bonds	485,371	16,285	(3,162)	472,248

Total fixed maturities	$2,007,806	$48,560	$(29,261)	$1,988,507
Equity securities—common stocks	138,549	25,238	(1,910)	115,221
Short-term investments	124,726	—	—	124,726
Cash	101,960	—	—	101,960

Total	$2,373,041	$73,798	$(31,171)	$2,330,414

	December 31, 2012
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of June 30, 2013 and December 31, 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.5 million and $20 thousand, respectively.

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

Invested assets increased from the prior comparable periods in 2012 primarily due to cash flow from operations. The annualized pre-tax investment yields, excluding net realized gains and losses and net OTTI losses recognized in earnings, were 2.4% for the three and six months ended June 30, 2013 compared to 2.8% and 2.4% for the three and six months ended June 30, 2012.

The tax equivalent yields for the three and six months ended June 30, 2013 on a consolidated basis were 2.5% and 2.6%, respectively, compared to 3.0% and 2.6% for the same periods during 2012. The portfolio duration was 4.0 years and 3.9 years for the six months ended June 30, 2013 and 2012, respectively. Since the beginning of 2013, the tax-exempt portion of our investment portfolio has increased by $118.1 million to approximately 19.8% of the fixed maturities investment portfolio as of June 30, 2013 compared to approximately 13.2% as of December 31, 2012.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of June 30, 2013 are shown in the following table:

	June 30, 2013
	Fair	Amortized
In thousands	Value	Cost
Due in one year or less	$117,677	$116,999
Due after one year through five years	576,742	566,164
Due after five years through ten years	462,171	461,911
Due after ten years	245,032	250,212
Mortgage- and asset-backed securities	606,184	593,221

Total	$2,007,806	$1,988,507

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.6 years.

The following table sets forth the amount and percentage of our fixed maturities as of June 30, 2013 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	June 30, 2013
		Fair	Percent
In thousands	Rating	Value	of Total
Rating description:
Extremely strong	AAA	$293,952	15%
Very strong	AA	1,088,098	53%
Strong	A	454,692	23%
Adequate	BBB	152,317	8%
Speculative	BB & Below	15,073	1%
Not rated	NR	3,674	0%

Total	AA	$2,007,806	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of June 30, 2013 and December 31, 2012:

	June 30, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$412,503	$2,298	$(7,247)	$417,452
Agency bonds	48,378	1,240	(179)	47,317
Foreign government bonds	3,286	—	(66)	3,352

Total	$464,167	$3,538	$(7,492)	$468,121

	December 31, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$414,503	$4,441	$(10)	$410,072
Agency bonds	155,465	3,331	(11)	152,145
Foreign government bonds	79,724	882	(15)	78,857

Total	$649,692	$8,654	$(36)	$641,074

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2013. The securities that are not rated in the table below are primarily state bonds.

In thousands		June 30, 2013
Equivalent	Equivalent			Net
S&P	Moody’s	Fair	Amortized	Unrealized
Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$427,035	$430,039	$(3,004)
BBB	Baa	21,375	21,299	76
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,674	3,579	95

Total		$452,084	$454,917	$(2,833)

The following table sets forth the municipal bond holdings by sectors as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Fair	Percent	Fair	Percent
In thousands	Value	of Total	Value	of Total
Municipal Sector:
General obligation	$117,154	26%	$73,642	23%
Prerefunded	23,478	5%	22,692	7%
Revenue	256,914	57%	183,096	57%
Taxable	54,538	12%	43,517	13%

Total	$452,084	100%	$322,947	100%

We own $106.5 million of municipal securities which are credit enhanced by various financial guarantors. As of June 30, 2013, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of June 30, 2013:

	June 30, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	Losses	Cost
Agency mortgage-backed securities:
GNMA	$120,673	$2,892	$(2,759)	$120,540
FNMA	154,398	4,115	(1,634)	151,917
FHLMC	45,079	775	(252)	44,556

Total agency mortgage-backed securities	$320,150	$7,782	$(4,645)	$317,013

Residential mortgage-backed securities:
Prime	$11,872	$423	$(183)	$11,632
Alt-A	2,111	110	(38)	2,039
Subprime	630	27	—	603
Non-U.S. RMBS	22,722	636	—	22,086

Total residential mortgage-backed securities	$37,335	$1,196	$(221)	$36,360

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2013:

In thousands		June 30, 2013
Equivalent	Equivalent			Net
S&P	Moody’s	Fair	Amortized	Unrealized
Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$23,632	$22,944	$688
BBB	Baa	2,155	2,195	(40)
BB	Ba	1,566	1,624	(58)
B	B	2,345	2,324	21
CCC or lower	Caa or lower	7,637	7,273	364
NR	NR	—	—	—

Total		$37,335	$36,360	$975

Details of the collateral of our asset-backed securities portfolio as of June 30, 2013 are presented below:

							Fair	Amortized	Unrealized
In thousands	AAA	AA	A	BBB	BB	CCC	Value	Cost	Gain (Loss)
Auto loans	$9,763	$3,522	$8,974	$—	$—	$—	$22,259	$22,140	$119
Credit cards	13,792	—	—	—	—	—	13,792	13,465	327
Collateralized Debt Obligations	18,000	—	—	—	—	—	18,000	18,000	—
Time Share	—	—	13,097	—	—	—	13,097	12,870	227
Student Loans	4,803	2,987	—	—	—	—	7,790	7,833	(43)
Miscellaneous	373	—	—	—	—	—	373	369	4

Total	$46,731	$6,509	$22,071	$—	$—	$—	$75,311	$74,677	$634

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2013:

In thousands		June 30, 2013
Equivalent	Equivalent			Net
S&P	Moody’s	Fair	Amortized	Unrealized
Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$173,388	$165,171	$8,217
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$173,388	$165,171	$8,217

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2013:

In thousands		June 30, 2013
Equivalent	Equivalent			Net
S&P	Moody’s	Fair	Amortized	Unrealized
Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$353,059	$343,373	$9,686
BBB	Baa	128,787	125,475	3,312
BB	Ba	3,525	3,400	125
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$485,371	$472,248	$13,123

The company holds non-sovereign European securities of $67.7 million at fair value and $67.4 million at amortized cost, primarily in the investment portfolio. This represents 3.2% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $31.8 million followed by the Netherlands with a total of $22.1 million. We have no direct material exposure to Greece, Portugal, Italy or Spain as of June 30, 2013.

The following table summarizes all securities in a gross unrealized loss position as of June 30, 2013 and December 31, 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	June 30, 2013			December 31, 2012
			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized
In thousands, except # of securities	Securities	Value	Loss	Securities	Value	Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	60	$278,158	$7,492	8	$23,760	$22
7-12 months	—	—	—	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	60	$278,158	$7,492	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	110	$223,186	$11,556	10	$21,299	$325
7-12 months	7	17,168	1,546	—	—	—
> 12 months	3	1,970	12	4	2,908	55

Subtotal	120	$242,324	$13,114	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	89	$104,138	$3,096	10	$62,516	$174
7-12 months	9	24,070	1,431	2	1,671	30
> 12 months	2	1,559	118	—	—	—

Subtotal	100	$129,767	$4,645	12	$64,187	$204
Residential mortgage obligations
0-6 months	12	$2,953	$47	6	$1,825	$22
7-12 months	—	—	—	—	—	—
> 12 months	17	3,140	174	35	7,252	527

Subtotal	29	$6,093	$221	41	$9,077	$549
Asset-backed securities
0-6 months	4	$16,905	$29	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	1	1,634	84	2	2,369	49

Subtotal	5	$18,539	$113	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	5	$15,143	$488	7	$2,639	$7
7-12 months	2	651	10	—	—	—
> 12 months	3	559	16	5	845	11

Subtotal	10	$16,353	$514	12	$3,484	$18
Corporate bonds
0-6 months	43	$121,470	$3,162	2	$3,528	$6
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	4	6,689	19

Subtotal	43	$121,470	$3,162	6	$10,217	$25

Total fixed maturities	367	$812,704	$29,261	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	6	$33,817	$1,910	13	$23,345	$522
7-12 months	—	—	—	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	6	$33,817	$1,910	14	$25,288	$626

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

As of June 30, 2013 and December 31, 2012, the largest single unrealized loss by issuer in the investment portfolio was $1.4 million and $0.2 million.

The following table sets forth the composition of the investments categorized as fixed maturity securities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of June 30, 2013:

		June 30, 2013
In thousands		Gross Unrealized Loss		Fair Value
Equivalent	Equivalent
S&P	Moody’s		Percent		Percent
Rating	Rating	Amount	of Total	Amount	of Total
AAA/AA/A	Aaa/Aa/A	$27,918	95%	$764,310	94%
BBB	Baa	1,178	5%	43,854	6%
BB	Ba	69	0%	1,318	0%
B	B	29	0%	1,574	0%
CCC or lower	Caa or lower	67	0%	1,648	0%
NR	NR	—	0%	—	0%

Total		$29,261	100%	$812,704	100%

As of June 30, 2013, the gross unrealized losses in the table above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.2 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of June 30, 2013 is presented in the following table:

	June 30, 2013
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$12	0%	$11,813	1%
Due after one year through five years	2,442	8%	192,689	24%
Due after five years through ten years	11,394	39%	267,617	33%
Due after ten years	9,920	34%	169,833	21%
Mortgage- and asset-backed securities	5,493	19%	170,752	21%

Total	$29,261	100%	$812,704	100%

As of June 30, 2013, there were no investments with a fair value that was less than 80% of amortized cost.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Number of		Number of		Number of		Number of
In thousands, except # of securities	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—	1	54
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	2	496	2	42	3	639

Total	—	$—	2	$496	2	$42	4	$693
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		43
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$—		$—		$43
Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		11
Asset-backed securities		—		—		—		—
Equities		—		496		42		639

Total		$—		$496		$42		$650

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of June 30, 2013, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	June 30, 2013
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$95.5	$(4.8)	$(9.6)	$(14.3)
Premiums receivable	$34.7	$(1.7)	$(3.5)	$(5.2)
Reinsurance recoverables on paid, unpaid losses and LAE	$41.8	$(2.1)	$(4.2)	$(6.3)
Reserves for losses and loss adjustment expenses	$125.1	$6.3	$12.5	$18.8

Item 4.	Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Navigators Group, Inc.
(Registrant)

Date: August 9, 2013	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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