Form 10-Q
period 2013-09-30
NAVIGATORS GROUP INC
filed 2013-11-08
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 0-15886

The Navigators Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3138397
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Atlantic Street, Stamford, Connecticut	06901
(Address of principal executive offices)	(Zip Code)

(203) 905-6090

(Registrant’s telephone number, including area code)

6 International Drive, Rye Brook,

NY, 10573

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

The number of common shares outstanding as of October 25, 2013 was 14,147,820.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013, $1,958,434; 2012, $2,034,765)	$1,981,731	$2,121,833
Equity securities, available-for-sale, at fair value (cost: 2013, $131,046; 2012, $85,004)	158,890	101,297
Short-term investments, at cost which approximates fair value	152,987	153,788
Cash	130,513	45,336

Total investments and cash	$2,424,121	$2,422,254

Premiums receivable	355,578	320,182
Prepaid reinsurance premiums	253,435	221,015
Reinsurance recoverable on paid losses	44,955	49,282
Reinsurance recoverable on unpaid losses and loss adjustment expenses	796,289	880,139
Deferred policy acquisition costs	63,171	61,005
Accrued investment income	13,746	12,587
Goodwill and other intangible assets	7,065	7,093
Deferred income tax, net	22,639	3,216
Receivable for investments sold	59,453	4,310
Other assets	34,124	26,587

Total assets	$4,074,576	$4,007,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,050,720	$2,097,048
Unearned premiums	716,236	642,407
Reinsurance balances payable	180,563	165,813
Senior Notes	114,542	114,424
Current income tax payable, net	5,449	2,133
Payable for investments purchased	48,855	58,345
Accounts payable and other liabilities	58,329	48,015

Total liabilities	$3,174,694	$3,128,185

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,658,292 shares for 2013 and 17,558,046 shares for 2012	1,765	1,755
Additional paid-in capital	334,421	329,452
Treasury stock, at cost (3,511,380 shares for 2013 and 2012)	(155,801)	(155,801)
Retained earnings	678,004	628,871
Accumulated other comprehensive income	41,493	75,208

Total stockholders’ equity	$899,882	$879,485

Total liabilities and stockholders’ equity	$4,074,576	$4,007,670

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross written premiums	$312,076	$298,742	$1,037,426	$964,878

Revenues:
Net written premiums	$196,556	$188,046	$664,477	$621,343
Change in unearned premiums	17,339	13,216	(42,440)	(40,945)

Net earned premiums	213,895	201,262	622,037	580,398
Net investment income	14,094	13,597	41,997	40,632
Total other-than-temporary impairment losses	(1,821)	—	(1,863)	(693)
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	43

Net other-than-temporary impairment losses recognized in earnings	(1,821)	—	(1,863)	(650)
Net realized gains (losses)	(988)	4,761	7,171	10,820
Other income (expense)	(210)	789	(507)	2,087

Total revenues	$224,970	$220,409	$668,835	$633,287

Expenses:
Net losses and loss adjustment expenses	$125,086	$128,850	$387,576	$370,242
Commission expenses	27,685	31,258	82,631	90,211
Other operating expenses	39,056	40,112	120,608	116,238
Interest expense	2,053	2,049	6,156	6,147

Total expenses	193,880	202,269	596,971	582,838

Income (loss) before income taxes	31,090	18,140	71,864	50,449

Income tax expense (benefit)	9,804	5,225	22,731	14,731

Net income (loss)	$21,286	$12,915	$49,133	$35,718

Net income per common share:
Basic	$1.50	$0.92	$3.48	$2.55
Diluted	$1.48	$0.90	$3.42	$2.51
Average common shares outstanding:
Basic	14,144,478	14,026,855	14,120,788	14,004,302
Diluted	14,408,413	14,272,477	14,379,943	14,255,301

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2013	2012
Net income (loss)	$21,286	$12,915

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $2,676 and $8,845 in 2013 and 2012, respectively	$5,003	$16,471
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $322 and $1,152 in 2013 and 2012, respectively	598	(2,139)

Change in net unrealized gains (losses) on investments	$5,601	$14,332
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $30 and $213 in 2013 and 2012, respectively	$(55)	$395
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0 in 2013 and 2012, respectively	—	—

Change in other-than-temporary impairments	$(55)	$395
Change in foreign currency translation gains (losses), net of deferred tax of $867 and $1,679 in 2013 and 2012, respectively	(1,370)	3,118

Other comprehensive income (loss)	$4,176	$17,845

Comprehensive income (loss)	$25,462	$30,760

	Nine Months Ended September 30,
	2013	2012
Net income (loss)	$49,133	$35,718

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $14,988 and $16,564 in 2013 and 2012, respectively	$(27,780)	$32,881
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $3,442 and $1,353 in 2013 and 2012, respectively	(6,392)	(2,513)

Change in net unrealized gains (losses) on investments	$(34,172)	$30,368
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $134 and $476 in 2013 and 2012, respectively	$248	$884
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $15 in 2012	—	28

Change in other-than-temporary impairments	$248	$912
Change in foreign currency translation gains (losses), net of deferred tax of $108 and $172 in 2013 and 2012, respectively	209	(694)

Other comprehensive income (loss)	$(33,715)	$30,586

Comprehensive income (loss)	$15,418	$66,304

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	17,558,046	$1,755	$329,452	3,511,380	$(155,801)	$628,871	$75,208	$879,485
Net income						49,133	—	49,133
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(34,172)	(34,172)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	248	248
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	209	209

Total other comprehensive income	—	—	—	—	—	—	(33,715)	(33,715)
Shares issued under stock plan	100,246	10	1,478	—	—	—	—	1,488
Share-based compensation	—	—	3,491	—	—	—	—	3,491

Balance, September 30, 2013	17,658,292	$1,765	$334,421	3,511,380	$(155,801)	$678,004	$41,493	$899,882

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$49,133	$35,718
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	3,076	3,635
Deferred income taxes	(1,256)	(9,313)
Net realized (gains) losses	(7,171)	(10,820)
Net other-than-temporary losses recognized in earnings	1,863	650
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	88,177	12,813
Reserves for losses and loss adjustment expenses	(46,328)	(2,723)
Prepaid reinsurance premiums	(32,420)	(60,689)
Unearned premiums	73,829	102,613
Premiums receivable	(35,396)	(95,335)
Deferred policy acquisition costs	(2,166)	2,703
Accrued investment income	(1,159)	317
Reinsurance balances payable	14,750	60,841
Current income tax payable, net	3,316	5,066
Other	21,748	23,647

Net cash provided by (used in) operating activities	$129,996	$69,123

Investing activities:
Fixed maturities
Redemptions and maturities	$143,591	$134,050
Sales	637,176	905,450
Purchases	(713,450)	(1,196,729)
Equity securities
Sales	11,439	4,346
Purchases	(53,919)	(5,553)
Change in payable for securities	(64,633)	65,299
Net change in short-term investments	801	(65,225)
Purchase of property and equipment	(7,771)	(2,872)

Net cash provided by (used in) investing activities	$(46,766)	$(161,234)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$821	$672
Proceeds of stock issued from exercise of stock options	1,126	331

Net cash provided by (used in) financing activities	$1,947	$1,003

Increase (decrease) in cash	$85,177	$(91,108)
Cash at beginning of year	45,336	127,360

Cash at end of period	$130,513	$36,252

Supplemental cash information:
Income taxes paid, net	$20,425	$16,734
Interest paid	$4,025	$4,025
Issuance of stock to directors	$400	$242

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

Financial data by segment for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Month Ended September 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$227,609	$84,467	$—	$312,076
Net written premiums	149,290	47,266	—	196,556
Net earned premiums	162,962	50,933	—	213,895
Net losses and loss adjustment expenses	(95,315)	(29,771)	—	(125,086)
Commission expenses	(20,039)	(8,289)	643	(27,685)
Other operating expenses	(28,510)	(10,546)	—	(39,056)
Other income (expense)	955	(522)	(643)	(210)

Underwriting profit (loss)	$20,053	$1,805	$—	$21,858
Net investment income	12,285	1,807	2	14,094
Net realized gains (losses)	(1,890)	(919)	—	(2,809)
Interest expense	—	—	(2,053)	(2,053)

Income (loss) before income taxes	$30,448	$2,693	$(2,051)	$31,090
Income tax expense (benefit)	9,355	878	(429)	9,804

Net income (loss)	$21,093	$1,815	$(1,622)	$21,286

Identifiable assets	$3,018,100	$983,382	$73,094	$4,074,576

Losses and loss adjustment expenses ratio	58.5%	58.5%		58.5%
Commission expense ratio	12.3%	16.3%		12.9%
Other operating expense ratio (2)	16.9%	21.7%		18.4%

Combined ratio	87.7%	96.5%		89.8%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Three Month Ended September 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$218,361	$80,381	$—	$298,742
Net written premiums	142,148	45,898	—	188,046
Net earned premiums	149,090	52,172	—	201,262
Net losses and loss adjustment expenses	(113,303)	(15,547)	—	(128,850)
Commission expenses	(20,827)	(10,911)	480	(31,258)
Other operating expenses	(29,387)	(10,725)	—	(40,112)
Other income (expense)	1,229	40	(480)	789

Underwriting profit (loss)	$(13,198)	$15,029	$—	$1,831
Net investment income	12,004	1,552	41	13,597
Net realized gains (losses)	2,609	2,152	—	4,761
Interest expense	—	—	(2,049)	(2,049)

Income (loss) before income taxes	$1,415	$18,733	$(2,008)	$18,140
Income tax expense (benefit)	(377)	6,525	(923)	5,225

Net income (loss)	$1,792	$12,208	$(1,085)	$12,915

Identifiable assets	$2,995,530	$958,238	$40,929	$3,994,697

Losses and loss adjustment expenses ratio	76.0%	29.8%		64.0%
Commission expense ratio	14.0%	20.9%		15.5%
Other operating expense ratio (2)	18.9%	20.5%		19.6%

Combined ratio	108.9%	71.2%		99.1%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Nine Month Ended September 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$757,802	$279,624	$—	$1,037,426
Net written premiums	508,989	155,488	—	664,477
Net earned premiums	473,840	148,197	—	622,037
Net losses and loss adjustment expenses	(308,968)	(78,608)	—	(387,576)
Commission expenses	(59,129)	(25,245)	1,743	(82,631)
Other operating expenses	(87,682)	(32,926)	—	(120,608)
Other income (expense)	2,303	(1,067)	(1,743)	(507)

Underwriting profit (loss)	$20,364	$10,351	$—	$30,715
Net investment income	36,751	5,237	9	41,997
Net realized gains (losses)	6,001	(697)	4	5,308
Interest expense	—	—	(6,156)	(6,156)

Income (loss) before income taxes	$63,116	$14,891	$(6,143)	$71,864
Income tax expense (benefit)	19,554	5,120	(1,943)	22,731

Net income (loss)	$43,562	$9,771	$(4,200)	$49,133

Identifiable assets	$3,018,100	$983,382	$73,094	$4,074,576

Losses and loss adjustment expenses ratio	65.2%	53.0%		62.3%
Commission expense ratio	12.5%	17.0%		13.3%
Other operating expense ratio (2)	18.0%	23.0%		19.5%

Combined ratio	95.7%	93.0%		95.1%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Nine Month Ended September 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$680,763	$284,115	$—	$964,878
Net written premiums	457,463	163,880	—	621,343
Net earned premiums	422,215	158,183	—	580,398
Net losses and loss adjustment expenses	(304,483)	(65,759)	—	(370,242)
Commission expenses	(61,245)	(30,735)	1,769	(90,211)
Other operating expenses	(83,646)	(32,592)	—	(116,238)
Other income (expense)	3,750	106	(1,769)	2,087

Underwriting profit (loss)	$(23,409)	$29,203	$—	$5,794
Net investment income	34,225	6,289	118	40,632
Net realized gains (losses)	6,809	3,361	—	10,170
Interest expense	—	—	(6,147)	(6,147)

Income (loss) before income taxes	$17,625	$38,853	$(6,029)	$50,449
Income tax expense (benefit)	3,603	13,458	(2,330)	14,731

Net income (loss)	$14,022	$25,395	$(3,699)	$35,718

Identifiable assets	$2,995,530	$958,238	$40,929	$3,994,697

Losses and loss adjustment expenses ratio	72.1%	41.6%		63.8%
Commission expense ratio	14.5%	19.4%		15.5%
Other operating expense ratio (2)	18.9%	20.5%		19.7%

Combined ratio	105.5%	81.5%		99.0%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$38,912	$36,009	$74,921
Property casualty	156,228	35,869	192,097
Professional liability	32,469	12,589	45,058

Total	$227,609	$84,467	$312,076

Net written premiums:
Marine	$26,437	$26,795	$53,232
Property casualty	97,553	13,761	111,314
Professional liability	25,300	6,710	32,010

Total	$149,290	$47,266	$196,556

Net earned premiums:
Marine	$31,490	$34,264	$65,754
Property casualty	105,759	10,472	116,231
Professional liability	25,713	6,197	31,910

Total	$162,962	$50,933	$213,895

	Three Months Ended September 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$44,879	$37,716	$82,595
Property casualty	139,948	32,789	172,737
Professional liability	33,534	9,876	43,410

Total	$218,361	$80,381	$298,742

Net written premiums:
Marine	$32,615	$27,939	$60,554
Property casualty	83,449	11,633	95,082
Professional liability	26,084	6,326	32,410

Total	$142,148	$45,898	$188,046

Net earned premiums:
Marine	$40,592	$34,002	$74,594
Property casualty	83,993	11,870	95,863
Professional liability	24,505	6,300	30,805

Total	$149,090	$52,172	$201,262

	Nine Months Ended September 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$132,836	$135,546	$268,382
Property casualty	527,287	102,144	629,431
Professional liability	97,679	41,934	139,613

Total	$757,802	$279,624	$1,037,426

Net written premiums:
Marine	$94,944	$100,413	$195,357
Property casualty	338,215	33,254	371,469
Professional liability	75,830	21,821	97,651

Total	$508,989	$155,488	$664,477

Net earned premiums:
Marine	$100,013	$102,932	$202,945
Property casualty	297,954	26,913	324,867
Professional liability	75,873	18,352	94,225

Total	$473,840	$148,197	$622,037

	Nine Months Ended September 30, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$156,640	$146,528	$303,168
Property casualty	426,494	106,063	532,557
Professional liability	97,629	31,524	129,153

Total	$680,763	$284,115	$964,878

Net written premiums:
Marine	$107,266	$109,489	$216,755
Property casualty	274,823	36,693	311,516
Professional liability	75,374	17,698	93,072

Total	$457,463	$163,880	$621,343

Net earned premiums:
Marine	$111,402	$101,538	$212,940
Property casualty	240,536	41,644	282,180
Professional liability	70,277	15,001	85,278

Total	$422,215	$158,183	$580,398

The Insurance Companies net earned premiums include $13.9 million and $16.9 million of net earned premiums from the U.K. Branch for the three months ended September 30, 2013 and 2012, respectively, and $36.7 million and $56.0 million of net earned premiums from the U.K. Branch for the nine months ended September 30, 2013 and 2012, respectively.

Note 4. Reinsurance Ceded

The Company’s ceded earned premiums were $114.2 million and $97.4 million for the three months ended September 30, 2013 and 2012 and $340.5 million and $283.4 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company’s ceded incurred losses were $(37.0) million and $31.2 million, respectively, for the three months ended September 30, 2013 and 2012, and were $94.1 million and $154.4 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and loss adjustment expenses (“LAE”) and ceded unearned premium (constituting 76.3% of the total recoverable), together with the reinsurance recoverable and collateral as of September 30, 2013, and the reinsurers’ ratings from A.M. Best Company (“A.M. Best”) and Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held (2)	A.M. Best	S&P
National Indemnity Company	$56,161	$73,815	$129,976	$37,385	A++	AA+
Transatlantic Reinsurance Company	21,964	70,838	92,802	10,052	A	A+
Everest Reinsurance Company	22,082	64,313	86,395	9,115	A+	A+
Swiss Reinsurance America Corporation	6,094	76,895	82,989	8,638	A+	AA-
Munich Reinsurance America Inc.	6,307	70,676	76,983	4,440	A+	AA-
Partner Reinsurance Europe	11,141	40,623	51,764	18,715	A+	A+
Lloyd’s Syndicate #2003	8,493	37,427	45,920	10,568	A	A+
Allied World Reinsurance	14,006	28,718	42,724	4,724	A	A
Scor Global P&C SE	12,212	25,127	37,339	11,826	A	A+
Tower Insurance Company	13,271	16,002	29,273	8,305	B++	NR
Validus Reinsurance Ltd.	2,576	21,140	23,716	12,756	A	A
Employers Mutual Casualty Company	11,257	6,746	18,003	11,050	A	NR
Atlantic Specialty Insurance	8,626	8,406	17,032	2,560	A	A-
QBE Reinsurance Corp	6,959	9,559	16,518	2,416	A	A+
Scor Holding (Switzerland) AG	675	14,050	14,725	4,927	A	A+
Berkley Insurance Company	1,787	12,797	14,584	519	A+	A+
Lloyd’s Syndicate #4000	345	13,930	14,275	305	A	A+
AXIS Re Europe	4,750	9,511	14,261	4,486	A+	A+
Lloyd’s Syndicate #1955	2,459	10,931	13,390	2,397	A	A+
Platinum Underwriters Re	259	12,700	12,959	1,692	A	A-

Top 20 Reinsurers	$211,424	$624,204	$835,628	$166,876
Others	42,011	217,040	259,051	73,700

Total	$253,435	$841,244	$1,094,679	$240,576

(1) -	Net of reserve for uncollectible reinsurance of approximately $11.3 million.
(2) -	Collateral of $240.6 million consists of $180.6 million in ceded balances payable, $57.2 million in letters of credit, and $2.8 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

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

The amounts charged to expense for stock-based compensation for the three and nine months ended September 30, 2013 and 2012 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Restricted stock units	$17	$1,818	$3,491	$5,004
Directors restricted stock grants(1)	103	170	309	290
Employee stock purchase plan	55	27	102	42

Total stock based compensation	$175	$2,015	$3,902	$5,336

(1) -	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.

Note 6. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £195 million ($316 million) for the 2013 underwriting year compared to £184 million ($300 million) for the 2012 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2013 and 2012 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of September 30, 2013, the Company had provided letters of credit of $143.0 million and has $1.0 million of cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2013 and 2014 underwriting years, as well as open prior years. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2014, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 11, Credit Facility, for additional information.

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

The Company has not provided for U.S. income taxes on approximately $18.9 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.0 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of September 30, 2013 and 2012. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and nine months ended September 30, 2013 and 2012. The Company currently is under examination by the Internal Revenue Service for taxable years 2010 and 2011, and generally is subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $9.8 million and $22.7 million for the three and nine months ended September 30, 2013 compared to $5.2 million and $14.7 million for the same period in 2012, resulting in an effective tax rate of 31.5% and 31.6% for the three and nine months ended September 30, 2013 and 28.8% and 29.2% for the comparable periods in 2012.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.5 million as of both September 30, 2013 and December 31, 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million and $0.2 million for September 30, 2013 and December 31, 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of September 30, 2013 expire from 2023 to 2031.

Note 8. Senior Notes due May 1, 2016

On April 17, 2006, we completed a public debt offering of $125 million principal amount of 7% senior unsecured notes (the “Senior Notes”) and received net proceeds of $123.5 million. The principal amount of the Senior Notes is payable in a single installment on May 1, 2016. In April 2009, the Company repurchased $10.0 million aggregate principal amount of the Senior Notes from an unaffiliated note holder on the open market for $7.0 million, which generated a $3.0 million pre-tax gain that was reflected in Other income. The Senior Notes liability as of September 30, 2013 was $114.5 million. The unamortized discount at September 30, 2013 was $0.5 million. The aggregate principal amount of the Senior Notes that will be repaid on May 1, 2016, as a result of these transactions, is $115.0 million.

The fair value of the Senior Notes was $125.2 million and $123.2 million as of September 30, 2013 and December 31, 2012, respectively. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the Senior Notes each May 1 and November 1. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 7.17%. Interest expense on the Senior Notes for the three and nine months ended each of September 30, 2013 and 2012 was approximately $2.1 million and $6.1 million, respectively.

The Senior Notes, the Company’s only senior unsecured obligation, will rank equally with any future senior unsecured indebtedness. The Company may redeem the Senior Notes at any time and from time to time, in whole or in part, at a “make-whole” redemption price. The terms of the Senior Notes contain various restrictive business and financial covenants typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of September 30, 2013, the Company was in compliance with all such covenants.

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

Note 10. Investments

The following tables set forth the Company’s cash and investments as of September 30, 2013 and December 31, 2012. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within other comprehensive income (“OCI”).

	September 30, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$445,969	$3,683	$(5,694)	$447,980
States, municipalities and political subdivisions	445,281	9,752	(12,240)	447,769
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	300,347	7,966	(3,925)	296,306
Residential mortgage obligations	35,277	1,107	(224)	34,394
Asset-backed securities	88,714	795	(190)	88,109
Commercial mortgage-backed securities	173,069	8,386	(365)	165,048

Subtotal	$597,407	$18,254	$(4,704)	$583,857
Corporate bonds	493,074	17,104	(2,858)	478,828

Total fixed maturities	$1,981,731	$48,793	$(25,496)	$1,958,434
Equity securities—common stocks	158,890	29,548	(1,704)	131,046
Short-term investments	152,987	—	—	152,987
Cash	130,513	—	—	130,513

Total	$2,424,121	$78,341	$(27,200)	$2,372,980

	December 31, 2012
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of September 30, 2013 and December 31, 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.4 million and $20 thousand, respectively.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of September 30, 2013 are shown in the following table:

	September 30, 2013
	Fair	Amortized
In thousands	Value	Cost
Due in one year or less	$79,192	$78,621
Due after one year through five years	616,576	603,165
Due after five years through ten years	458,136	455,826
Due after ten years	230,420	236,965
Mortgage- and asset-backed securities	597,407	583,857

Total	$1,981,731	$1,958,434

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.6 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of September 30, 2013 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	September 30, 2013
		Fair	Percent
In thousands	Rating	Value	of Total
Rating description:
Extremely strong	AAA	$305,979	15%
Very strong	AA	1,051,156	54%
Strong	A	440,063	22%
Adequate	BBB	163,614	8%
Speculative	BB & Below	11,722	1%
Not rated	NR	9,197	0%

Total	AA	$1,981,731	100%

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2013 and December 31, 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	September 30, 2013			December 31, 2012
			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized
In thousands, except # of securities	Securities	Value	Loss	Securities	Value	Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	42	$196,851	$5,688	8	$23,760	$22
7-12 months	1	928	6	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	43	$197,779	$5,694	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	100	$196,987	$9,485	10	$21,299	$325
7-12 months	17	37,989	2,755	—	—	—
> 12 months	1	303	—	4	2,908	55

Subtotal	118	$235,279	$12,240	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	71	$90,215	$2,472	10	$62,516	$174
7-12 months	9	18,667	1,354	2	1,671	30
> 12 months	2	5,130	99	—	—	—

Subtotal	82	$114,012	$3,925	12	$64,187	$204
Residential mortgage obligations
0-6 months	12	$2,016	$43	6	$1,825	$22
7-12 months	—	—	—	—	—	—
> 12 months	17	2,955	181	35	7,252	527

Subtotal	29	$4,971	$224	41	$9,077	$549
Asset-backed securities
0-6 months	3	$32,019	$189	—	$—	$—
7-12 months	1	339	1	—	—	—
> 12 months	—	—	—	2	2,369	49

Subtotal	4	$32,358	$190	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	6	$19,891	$341	7	$2,639	$7
7-12 months	—	—	—	—	—	—
> 12 months	5	889	24	5	845	11

Subtotal	11	$20,780	$365	12	$3,484	$18
Corporate bonds
0-6 months	37	$123,673	$2,856	2	$3,528	$6
7-12 months	2	2,315	2	—	—	—
> 12 months	—	—	—	4	6,689	19

Subtotal	39	$125,988	$2,858	6	$10,217	$25

Total fixed maturities	326	$731,167	$25,496	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	13	$33,429	$1,340	13	$23,345	$522
7-12 months	1	1,904	364	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	14	$35,333	$1,704	14	$25,288	$626

As of September 30, 2013 and December 31, 2012, the largest single unrealized loss by a non-government backed issuer in the investment portfolio was $1.0 million and $0.2 million, respectively.

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

As of September 30, 2013, there were no investments with a fair value that was less than 80% of amortized cost.

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Number of		Number of		Number of		Number of
In thousands, except # of securities	Securities	Amount	Securities	Amount	Securities	Amount	Securities	Amount
Total OTTI losses:
Corporate and other bonds	1	$1,821	—	$—	1	$1,821	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—	1	54
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	2	42	3	639

Total	1	$1,821	—	$—	3	$1,863	4	$693
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		43
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$—		$—		$43
Impairment losses recognized in earnings:
Corporate and other bonds		$1,821		$—		$1,821		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		11
Asset-backed securities		—		—		—		—
Equities		—		—		42		639

Total		$1,821		$—		$1,863		$650

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three and nine months ended September 30, 2013 and 2012. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in OCI.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Beginning balance	$3,332	$3,322	$3,332	$3,321
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,821	—	1,821	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—	11
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	—	—

Ending balance	$5,153	$3,332	$5,153	$3,332

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of September 30, 2013 is presented in the following table:

	September 30, 2013
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$1	0%	$1,716	0%
Due after one year through five years	1,119	4%	144,849	20%
Due after five years through ten years	9,803	38%	250,290	34%
Due after ten years	9,869	40%	162,191	22%
Mortgage- and asset-backed securities	4,704	18%	172,121	24%

Total	$25,496	100%	$731,167	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Fixed maturities	$13,399	$14,364	$40,142	$44,779
Equity securities	1,315	989	3,603	2,930
Short-term investments	187	437	575	1,452

Total investment income	$14,901	$15,790	$44,320	$49,161
Investment expenses	(807)	(2,193)	(2,323)	(8,529)

Net investment income	$14,094	$13,597	$41,997	$40,632

Investment expense for the nine months ended September 30, 2012 included $4.5 million of interest expense related to a total $9.2 million settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts.

The portfolio duration was 3.9 years and 3.8 years for the nine months ended September 30, 2013 and 2012, respectively.

The change in net unrealized gains and losses, inclusive of the change in the non credit portion of other-than-temporary impairment losses, consisted of:

	Nine Months Ended September 30,
In thousands	2013	2012
Fixed maturities	$(63,771)	$38,165
Equity securities	11,551	8,817

Gross unrealized gains (losses)	$(52,220)	$46,982
Deferred income tax	(18,296)	15,702

Change in net unrealized gains (losses), net	$(33,924)	$31,280

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Fixed maturities:
Gains	$1,099	$4,011	$6,035	$11,868
Losses	(2,087)	(216)	(2,470)	(1,746)

Fixed maturities, net	$(988)	$3,795	$3,565	$10,122
Equity securities:
Gains	$—	$966	$3,733	$1,171
Losses	—	—	(127)	(473)

Equity securities, net	$—	$966	$3,606	$698

Net realized gains (losses)	$(988)	$4,761	$7,171	$10,820

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized losses of $1.0 million and net realized gains of $7.2 million for the three and nine months ended September 30, 2013 are primarily due to the sale of Treasury bonds, commercial mortgage-backed securities, municipal bonds and equity securities. Net realized gains of $4.8 million and $10.8 million for the three and nine months ended September 30, 2012 were due to the sale of corporate bonds and Treasury bonds.

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$256,500	$189,469	$—	$445,969
States, municipalities and political subdivisions	—	445,281	—	445,281
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	300,347	—	300,347
Residential mortgage obligations	—	35,277	—	35,277
Asset-backed securities	—	88,714	—	88,714
Commercial mortgage-backed securities	—	173,069	—	173,069

Subtotal	$—	$597,407	$—	$597,407
Corporate bonds	—	488,512	4,562	493,074

Total fixed maturities	$256,500	$1,720,669	$4,562	$1,981,731
Equity securities—common stocks	158,890	—	—	158,890

Total	$415,390	$1,720,669	$4,562	$2,140,621

	December 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$414,502	$235,190	$—	$649,692
States, municipalities and political subdivisions	—	322,947	—	322,947
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	384,445	—	384,445
Residential mortgage obligations	—	38,692	—	38,692
Asset-backed securities	—	50,382	—	50,382
Commercial mortgage-backed securities	—	204,821	—	204,821

Subtotal	$—	$678,340	$—	$678,340
Corporate bonds	—	470,854	—	470,854

Total fixed maturities	$414,502	$1,707,331	$—	$2,121,833
Equity securities—common stocks	101,297	—	—	101,297

Total	$515,799	$1,707,331	$—	$2,223,130

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

The Company did not have any significant transfers between Level 1 and 2 for the three and nine months ended September 30, 2013.

The following tables present a reconciliation of the beginning and ending balances of all investments measured at fair value using Level 3 inputs during the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Corporate Bonds	$—	$—	$(15)	$4,661	$(84)	$—	$—	$—	$4,562

Total assets	$—	$—	$(15)	$4,661	$(84)	$—	$—	$—	$4,562

	Nine Months Ended September 30, 2013
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Corporate Bonds	$—	$—	$(15)	$4,661	$(84)	$—	$—	$—	$4,562

Total assets	$—	$—	$(15)	$4,661	$(84)	$—	$—	$—	$4,562

The Level 3 security is valued using unobservable inputs based on a proxy of a security of similar duration in which market quotations are available. As of September 30, 2012, the Company did not have any Level 3 assets, and there were no changes in Level 3 assets for the three and nine months ended September 30, 2012.

As of September 30, 2013 and December 31, 2012, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 11. Credit Facility

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2013, letters of credit with an aggregate face amount of $143.0 million were outstanding under the credit facility and we have $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of September 30, 2013.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Note 12. Subsequent Events

On October 4, 2013, the Company completed a public debt offering of $265 million principal amount of 5.75% Senior Notes due October 15, 2023 (“5.75% Senior Notes”) and received net proceeds of $263 million. The Company used a portion of the proceeds of the 5.75% Senior Notes for the purpose of redeeming the $115 million aggregate principal amount of our 7% Senior Notes due May 1, 2016. The Company incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes due 2016. The effective interest rate related to the net proceeds received from the 5.75% Senior Notes is approximately 5.84%. Interest will be paid on the 5.75% Senior Notes each April 15 and October 15 with the first payment due on April 15, 2014.

The Company may redeem the 5.75% Senior Notes in whole at any time or in part from time to time at a make-whole redemption price. The 5.75% Senior Notes are the Company’s only senior unsecured obligation and will rank equally with future senior unsecured indebtedness.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from a potential earthquake on the west coast of the United States. As of September 30, 2013, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $90.3 million and $36.7 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine months ended September 30, 2013 and 2012. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses) and net other-than-temporary impairment (“OTTI”) losses recognized in earnings. Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands, except for per share amounts	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$312,076	$298,742	$1,037,426	$964,878	4.5%	7.5%
Net written premiums	196,556	188,046	664,477	621,343	4.5%	6.9%
Total revenues	224,970	220,409	668,835	633,287	2.1%	5.6%
Total expenses	193,880	202,269	596,971	582,838	-4.1%	2.4%

Pre-tax income (loss)	$31,090	$18,140	$71,864	$50,449	71.4%	42.4%
Provision (benefit) for income taxes	9,804	5,225	22,731	14,731	87.6%	54.3%

Net income (loss)	$21,286	$12,915	$49,133	$35,718	64.8%	37.6%

Net income (loss) per common share:
Basic	$1.50	$0.92	$3.48	$2.55
Diluted	$1.48	$0.90	$3.42	$2.51

Net income for the three months ended September 30, 2013 was $21.3 million or $1.48 per diluted share compared to $12.9 million or $0.90 per diluted share for the three months ended September 30, 2012. Operating earnings for the three months ended September 30, 2013 were $23.1 million or $1.60 per diluted share compared to $9.8 million or $0.69 per diluted share for the comparable period in 2012. In comparison to net income, operating earnings excluded after-tax net realized losses of $0.6 million and after-tax other-than-temporary impairment losses of $1.2 million for the three months ended September 30, 2013. For the three months ended September 30, 2012, operating earnings excluded $3.1 million of after-tax net realized gains. The increase in our operating earnings was largely attributable to stronger underwriting results.

Net income for the nine months ended September 30, 2013 was $49.1 million or $3.42 per diluted share compared to $35.7 million or $2.51 per diluted share for the nine months ended September 30, 2012. Operating earnings for the nine months ended September 30, 2013 were $45.7 million or $3.18 per diluted share compared to $29.1 million or $2.04 per diluted share for the comparable period in 2012. In comparison to net income, operating earnings excluded after-tax net realized gains of $4.6 million and after-tax other-than-temporary impairment losses of $1.2 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, operating earnings excluded $7.0 million of after-tax net realized gains and after-tax other-than-temporary impairment losses of $0.4 million. The increase in our operating earnings was largely attributable to stronger underwriting results.

Our book value per share as of September 30, 2013 was $63.61, increasing from $62.61 as of December 31, 2012. The increase in book value per share primarily resulted from stronger underwriting results offset by a decrease in our unrealized gains on our investment portfolio across all fixed income classes due to an increase in interest rates. Our consolidated stockholders’ equity increased 2.3% to $899.9 million as of September 30, 2013 compared to $879.5 million as of December 31, 2012.

Cash flow provided by operations was $130.0 million for the nine months ended September 30, 2013 compared to $69.1 million for the comparable period in 2012. The increase in cash flow from operations was due to improved collection on premium receivables as well as a reduction in losses paid in connection with lower loss activity.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit to GAAP net income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$312,076	$298,742	$1,037,426	$964,878	4.5%	7.5%
Net written premiums	196,556	188,046	664,477	621,343	4.5%	6.9%
Net earned premiums	213,895	201,262	622,037	580,398	6.3%	7.2%
Net losses and loss adjustment expenses	(125,086)	(128,850)	(387,576)	(370,242)	-2.9%	4.7%
Commission expenses	(27,685)	(31,258)	(82,631)	(90,211)	-11.4%	-8.4%
Other operating expenses	(39,056)	(40,112)	(120,608)	(116,238)	-2.6%	3.8%
Other income (expenses)	(210)	789	(507)	2,087	NM	NM

Underwriting profit (loss)	$21,858	$1,831	$30,715	$5,794	NM	NM
Net investment income	14,094	13,597	41,997	40,632	3.7%	3.4%
Net other-than-temporary impairment losses recognized in earnings	(1,821)	—	(1,863)	(650)	NM	NM
Net realized gains (losses)	(988)	4,761	7,171	10,820	NM	-33.7%
Interest expense	(2,053)	(2,049)	(6,156)	(6,147)	0.2%	0.1%

Income (loss) before income taxes	$31,090	$18,140	$71,864	$50,449	71.4%	42.4%
Income tax expense (benefit)	9,804	5,225	22,731	14,731	87.6%	54.3%

Net income (loss)	$21,286	$12,915	$49,133	$35,718	64.8%	37.6%

Losses and loss adjustment expenses ratio	58.5%	64.0%	62.3%	63.8%
Commission expense ratio	12.9%	15.5%	13.3%	15.5%
Other operating expense ratio (1)	18.4%	19.6%	19.5%	19.7%

Combined ratio	89.8%	99.1%	95.1%	99.0%

(1) -	Includes Other operating expenses & Other income (expense)
NM -	Percentage change not meaningful

The combined ratio for the three months ended September 30, 2013 was 89.8% compared to 99.1% for the same period in 2012. Our pre-tax underwriting profit increased $20.1 million to $21.9 million for the three months ended September 30, 2013 compared to $1.8 million for the same period in 2012.

Our pre-tax underwriting results for the three months ended September 30, 2013 was mostly driven by $20.1 million of underwriting profit from our Insurance Companies in connection with favorable underwriting performance from all of our businesses. Specifically, our Insurance Companies Energy & Engineering and Marine businesses produced a net underwriting profit of $7.4 million and $5.8 million, respectively, mostly driven by favorable loss emergence for underwriting years (“UYs”) 2011 and prior. In addition, our Primary Casualty business produced an underwriting profit of $4.4 million due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors.

Our underwriting results for the three months ended September 30, 2012 included $11.0 million of current year accident loss emergence from our Agriculture reinsurance business that was driven by significant drought related crop losses across the U.S. We also had net prior year reserve redundancies of $9.1 million from our Lloyd’s Operations.

The combined ratio for the nine months ended September 30, 2013 was 95.1% compared to 99.0% for the same period in 2012. Our pre-tax underwriting profit increased $24.9 million to $30.7 million for the nine months ended September 30, 2013 compared to $5.8 million for the same period in 2012.

Our pre-tax underwriting results for the nine months ended September 30, 2013 included an underwriting profit of $20.4 million from our Insurance Companies, inclusive of $10.8 million and $7.6 million of underwriting profit from our Energy & Engineering and Marine businesses, respectively, in connection with favorable loss emergence for UY’s 2011 and prior. In addition, our Primary Casualty and Excess Casualty businesses recorded an underwriting profit of $7.5 million and $3.4 million, respectively, due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our D&O business driven by net prior period reserve deficiencies from UYs 2010 and prior. Our pre-tax underwriting results also included $10.4 million of underwriting profit from our Lloyd’s Operations due to continued favorable loss emergence from UYs 2011 and prior, partially offset by large current accident year losses from our Lloyd’s Marine and Lloyd’s Energy & Engineering businesses.

Our underwriting results for the nine months ended September 30, 2012 reflected net losses of $12.9 million, inclusive of $10.8 million of reinsurance reinstatement premiums, related to several large losses from our Marine business including the grounding of the cruise ship Costa Concordia off the coast of Italy. The results also included $11.0 million of current year accident loss emergence from our Agriculture reinsurance business as well as net prior period reserve redundancies of $19.2 million from our Lloyd’s Operations.

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013				2012
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
In thousands	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
Insurance Companies:
Marine	$38,912	12%	$26,437	$31,490	$44,879	15%	$32,615	$40,592
Property Casualty	156,228	51%	97,553	105,759	139,948	47%	83,449	83,993
Professional Liability	32,469	10%	25,300	25,713	33,534	11%	26,084	24,505

Insurance Companies Total	$227,609	73%	$149,290	$162,962	$218,361	73%	$142,148	$149,090

Lloyd’s Operations:
Marine	$36,009	12%	$26,795	$34,264	$37,716	13%	$27,939	$34,002
Property Casualty	35,869	11%	13,761	10,472	32,789	11%	11,633	11,870
Professional Liability	12,589	4%	6,710	6,197	9,876	3%	6,326	6,300

Lloyd’s Operations Total	$84,467	27%	$47,266	$50,933	$80,381	27%	$45,898	$52,172

Total	$312,076	100%	$196,556	$213,895	$298,742	100%	$188,046	$201,262

	Nine Months Ended September 30,
	2013				2012
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
In thousands	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
Insurance Companies:
Marine	$132,836	13%	$94,944	$100,013	$156,640	17%	$107,266	$111,402
Property Casualty	527,287	51%	338,215	297,954	426,494	44%	274,823	240,536
Professional Liability	97,679	9%	75,830	75,873	97,629	10%	75,374	70,277

Insurance Companies Total	$757,802	73%	$508,989	$473,840	$680,763	71%	$457,463	$422,215

Lloyd’s Operations:
Marine	$135,546	13%	$100,413	$102,932	$146,528	15%	$109,489	$101,538
Property Casualty	102,144	10%	33,254	26,913	106,063	11%	36,693	41,644
Professional Liability	41,934	4%	21,821	18,352	31,524	3%	17,698	15,001

Lloyd’s Operations Total	$279,624	27%	$155,488	$148,197	$284,115	29%	$163,880	$158,183

Total	$1,037,426	100%	$664,477	$622,037	$964,878	100%	$621,343	$580,398

Gross written premiums increased $13.4 million, or 4.5%, to $312.1 million for the three months ended September 30, 2013 compared to $298.7 million for the same period in 2012. The increase in gross written premiums is primarily attributed to growth within our Insurance Companies Property Casualty business, specifically from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, partially offset by a decrease in our Assumed Reinsurance division attributable to the non-renewal of certain policies from our Accident and Health (“A&H”) business. In addition, our Lloyd’s Property Casualty business included growth from new business that we began writing this year, such as the U.S. Direct and Facultative Property business written by our Energy & Engineering division, as well as our Latin America & Caribbean business written by our Assumed Reinsurance division.

Gross written premiums increased $72.5 million, or 7.5%, to $1.04 billion for the nine months ended September 30, 2013 compared to $964.9 million for the same period in 2012. The increase in gross written premiums is primarily attributed to growth within our Insurance Companies Property Casualty business, specifically from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, as well as from continued growth of our offshore energy product lines written through our Energy & Engineering business. The aforementioned increases were partially offset by a decrease in our Insurance Companies Marine business in connection with the re-underwriting of our Inland Marine division, as well as a decrease in our Lloyd’s Marine business due to non-renewals from our Cargo and Transport product lines.

Average renewal premium rates for our Insurance Companies segment for the three months ended September 30, 2013 increased as compared to the same period in 2012 across substantially all of our businesses within each segment. Our Insurance Companies Marine business has realized a 3.4%, 9.7% and 7.6% increase in rates for the Marine Liability, Inland Marine and Craft divisions, respectively. Within our Insurance Companies Property Casualty business we have realized a 3.9% increase in rates for the Excess Casualty division and a 3.0% increase in the Primary Casualty division, partially offset by a 3.5% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 2.6%, consisting of 4.5% and 1.9% for the D&O and E&O divisions, respectively. For the three months ended September 30, 2013, average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s Property Casualty of 1.3% and 2.1%, partially offset by a decrease for Lloyd’s Professional Liability of 0.8%.

Average renewal premium rates for our Insurance Companies segment for the nine months ended September 30, 2013 increased as compared to the same period in 2012 across substantially all of our businesses within each segment. Our Insurance Companies Marine business has realized a 5.4%, 8.3% and 8.1% increase in rates for the Marine Liability, Inland Marine and Craft divisions, respectively. Within our Insurance Companies Property Casualty business we have realized a 3.8% increase in rates for the Excess Casualty division and a 2.8% increase in the Primary Casualty division, partially offset by a 2.4% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 3.8%, consisting of 6.1% and 2.9% for the D&O and E&O divisions, respectively. For the nine months ended September 30, 2013, average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s Property Casualty of approximately 3.9% and 2.0%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 1.6%.

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

Our reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for marine, property and certain casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional reinsurance premium. The number of reinsurance reinstatements available varies by contract.

We record an estimate of the expected RRPs for losses ceded to excess-of-loss agreements where this feature applies.

For the three months ended September 30, 2013 we incurred $1.3 million in RRPs from our Marine business as a result of large loss activity that were offset by a $1.3 million reversal of estimated RRPs in connection with favorable loss development on specific large losses from our Energy & Engineering business. For the nine months ended September 30, 2013 we incurred net RRPs of $5.0 million primarily driven by large losses from our Marine business. For the three and nine months ended September 30, 2012, we incurred $0.6 million and $16.9 million in RRPs, respectively, primarily attributable to large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

The following table sets forth our ceded written premiums by segment and major line of business for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Ceded	% of Gross	Ceded	% of Gross	Ceded	% of Gross	Ceded	% of Gross
	Written	Written	Written	Written	Written	Written	Written	Written
In thousands	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Insurance Companies:
Marine	$12,475	32%	$12,264	27%	$37,892	29%	$49,374	32%
Property Casualty	58,675	38%	56,499	40%	189,072	36%	151,671	36%
Professional Liability	7,169	22%	7,450	22%	21,849	22%	22,255	23%

Total Insurance Companies	$78,319	34%	$76,213	35%	$248,813	33%	$223,300	33%

Lloyd’s Operations:
Marine	$9,214	26%	$9,777	26%	$35,133	26%	$37,039	25%
Property Casualty	22,108	62%	21,156	65%	68,890	67%	69,370	65%
Professional Liability	5,879	47%	3,550	36%	20,113	48%	13,826	44%

Total Lloyd’s Operations	$37,201	44%	$34,483	43%	$124,136	44%	$120,235	42%

Total	$115,520	37%	$110,696	37%	$372,949	36%	$343,535	36%

Overall, the percentage of total ceded written premiums to total gross written premiums for the three months ended September 30, 2013 and 2012 has remained constant at 37%. The decrease in percentage for both the Insurance Companies and Lloyd’s Operations Property Casualty business is primarily driven by an increase in the retained share of the proportional reinsurance supporting our offshore energy product lines for 2013. The decrease in the percentage for the Insurance Companies is partially offset by the $1.3 million reversal of estimated RRPs in connection with favorable loss development on specific large losses from our Property Casualty business, as well as an increase in percentage from our Marine businesses in connection with premium adjustments for Minimum and Deposit (“M&D”) contracts, as well as an increase in RRPs from large loss activity, as described above.

Overall, the percentage of total ceded written premiums to total gross written premiums for the nine months ended September 30, 2013 and 2012 has remained constant at 36%. The decrease in percentage for Insurance Companies Marine is driven by a reduction in RRPs in connection with lower large loss activity, as described above, partially offset by M&D premium adjustments in the third quarter 2013. The increase in the percentage for the Lloyd’s Operations Property Casualty business is driven by an increased use of proportional reinsurance to support our offshore energy business for 2013.

Net Written Premiums

Net written premiums increased 4.5% for the three months ended September 30, 2013 compared to the same period in 2012. The increase is due to the mix of our Insurance Companies Property Casualty business and is specifically driven by the continued growth of our Excess Casualty and Primary Casualty businesses, as well as a reduction to the use of proportional reinsurance supporting our offshore energy business. The aforementioned increases are partially offset by a decrease in our Assumed Reinsurance business due to the non renewal of specific A&H policies.

Net written premiums increased 6.9% for the nine months ended September 30, 2013 compared to the same period in 2012. The increase is due to the mix of our Insurance Companies Property Casualty business and is specifically driven by the growth of our Excess Casualty and Primary Casualty businesses and more RRPs recorded in 2012 in connection with several losses from our Marine businesses. The aforementioned increases are partially offset by a decrease in our Marine business in connection with the re-underwriting of our Inland Marine division.

Net Earned Premiums

Net earned premiums increased 6.3% for the three months ended September 30, 2013 compared to the same period in 2012, driven by earnings from the continued growth of our Insurance Companies Excess Casualty and Primary Casualty businesses, partially offset by a decrease from the re-underwriting of our Inland Marine business, as described above.

Net earned premiums increased 7.2% for the nine months ended September 30, 2013 compared to the same period in 2012, driven by earnings from the continued growth of our Insurance Companies Excess Casualty, Primary Casualty, and our Assumed Reinsurance business, which includes the A&H lines that are recognized in earnings over a longer exposure period than our other lines of business. In addition, the increases are also attributable to the RRPs recorded in 2012, and are partially offset by a decrease from our Inland Marine business, as described above.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Fixed maturities	$13,399	$14,364	$40,142	$44,779	-6.7%	-10.4%
Equity securities	1,315	989	3,603	2,930	33.0%	23.0%
Short-term investments	187	437	575	1,452	-57.2%	-60.4%

Total investment income	$14,901	$15,790	$44,320	$49,161	-5.6%	-9.8%
Investment expenses	(807)	(2,193)	(2,323)	(8,529)	-63.2%	-72.8%

Net investment income	$14,094	$13,597	$41,997	$40,632	3.7%	3.4%

The decrease in total investment income before investment expenses was 5.6% and 9.8% for the three and nine months ended September 30, 2013 compared to the same periods in 2012, primarily due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.4% for the three and nine months ended September 30, 2013 compared to 2.4% for the same periods in 2012.

The 2.4% average yield for the three months ended September 30, 2012 included investment expenses of $1.6 million related to an investment performance fee. Excluding the impact of this investment performance fee, the average yield for the three months ended September 30, 2012 would have been 2.6%.

The 2.4% average yield for the nine months ended September 30, 2012 included $4.5 million of interest expense related to a total $9.2 million settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the in the late 1980’s and early 1990’s. In addition, investment expenses for the nine months ended September 30, 2012 includes a $1.9 million investment performance fee. Excluding the impact of the aforementioned accrued interest expense, as well as the investment performance fee, the average yield for the nine months ended September 30, 2012 would have been 2.8%.

The portfolio duration was 3.9 years and 3.8 years for the nine months ended September 30, 2013 and 2012, respectively.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Fixed maturities	$1,821	$—	$1,821	$11	NM	NM
Equity securities	—	—	42	639	NM	-93.4%

OTTI recognized in earnings	$1,821	$—	$1,863	$650	NM	NM

NM	- Percentage change not meaningful

Net OTTI losses of $1.8 million for the three months ended September 30, 2013 consisted of one municipal bond. Net OTTI losses of $1.9 million for the nine months ended September 30, 2013 consisted of one municipal bond and two equity securities. Net OTTI losses of $0.7 million for the nine months ended September 30, 2012 consisted of one mortgage backed security bond and three equity securities.

Net Realized Gains and Losses

Our realized gains and losses for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Fixed maturities:
Gains	$1,099	$4,011	$6,035	$11,868	-72.6%	-49.1%
Losses	(2,087)	(216)	(2,470)	(1,746)	NM	41.5%

Fixed maturities, net	$(988)	$3,795	$3,565	$10,122	NM	-64.8%
Equity securities:
Gains	$—	$966	$3,733	$1,171	NM	NM
Losses	—	—	(127)	(473)	NM	-73.2%

Equity securities, net	$—	$966	$3,606	$698	NM	NM

Net realized gains (losses)	$(988)	$4,761	$7,171	$10,820	NM	-33.7%

NM -	Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized losses of $1.0 million and net realized gains of $7.2 million for the three and nine months ended September 30, 2013 are due to the sale of Treasury bonds, municipal bonds, commercial mortgage-backed securities and equity securities. Net realized gains of $4.8 million and $10.8 million for the three and nine months ended September 30, 2012 were due to the sale of corporate bonds and Treasury bonds.

Other Income/Expense

Total other expense for the three and nine months ended September 30, 2013 was $0.2 million and $0.5 million compared to other income of $0.8 million and $2.1 million for the three and nine months ended September 30, 2012, respectively. Other income consists of foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and nine months ended September 30, 2013 and 2012 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss and LAE Ratio	2013	2012	2013	2012
Net Loss and LAE Payments	51.5%	61.0%	56.1%	62.4%
Change in reserves	10.5%	5.7%	6.5%	4.5%

Subtotal—current year loss ratio	62.0%	66.7%	62.6%	66.9%
Prior year deficiencies (redundancies)	-3.5%	-2.7%	-0.3%	-3.1%

Net loss and LAE ratio	58.5%	64.0%	62.3%	63.8%

The changes in current accident year loss ratios, as noted above, are driven by mix of business and loss trends.

The Company’s ceded incurred losses were $(37.0) million and $31.2 million, respectively, for the three months ended September 30, 2013 and 2012, and were $94.1 million and $154.4 million for the nine months ended September 30, 2013 and 2012, respectively. The Company’s ceded incurred losses for the three months ended September 30, 2013 reflect a $69.1 million reduction of ceded incurred losses due to a refinement in loss factors, resulting in a reduction in both gross and ceded IBNR, caused by a continuing pattern of lower large loss activity.

The segment and line of business breakdown of the net loss and LAE ratios for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Insurance Companies:
Marine	46.8%	71.9%	55.4%	78.3%
Property Casualty	60.7%	80.3%	65.8%	68.7%
Professional Liability	63.8%	67.9%	75.6%	73.8%

Insurance Companies	58.5%	76.0%	65.2%	72.1%
Lloyd’s Operations:
Marine	64.6%	32.2%	57.5%	44.5%
Property Casualty	35.0%	45.8%	41.6%	41.3%
Professional Liability	64.3%	-13.2%	44.8%	22.1%

Lloyd’s Operations	58.5%	29.8%	53.0%	41.6%

Net loss and LAE ratio	58.5%	64.0%	62.3%	63.8%

The changes in the net loss and LAE ratios by segment and line of business, as noted above, are primarily related to prior year reserve deficiencies and or redundancies, as described below. In addition, the Lloyd’s Operations net loss and LAE ratio includes $7.4 million of current accident year losses from our Lloyd’s Marine and Lloyd’s Energy & Engineering businesses.

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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2013	2012	2013	2012
Insurance Companies:
Marine	$(3,573)	$(947)	$(4,851)	$(1,535)
Property Casualty	135	4,132	7,290	(2,148)
Professional Liability	344	422	9,944	5,200

Insurance Companies	$(3,094)	$3,607	$12,383	$1,517
Lloyd’s Operations:
Marine	$(1,389)	$(4,741)	$(4,369)	$(8,712)
Property Casualty	(3,389)	988	(5,057)	(3,022)
Professional Liability	187	(5,331)	(4,646)	(7,498)

Lloyd’s Operations	$(4,591)	$(9,084)	$(14,072)	$(19,232)

Total deficiencies (redundancies)	$(7,685)	$(5,477)	$(1,689)	$(17,715)

The following is a discussion of relevant factors related to the $7.7 million prior period net reserve redundancies recorded for the three months ended September 30, 2013:

The Insurance Companies recorded $3.1 million of net prior period reserve redundancies primarily driven by $3.6 million of favorable emergence from all product lines within our Marine business for UYs 2012 and prior. Included within the $0.1 million of net prior period deficiencies from our Property Casualty business is $3.1 million of reserve strengthening from our A&H excess-of-loss product lines from UYs 2012 and prior, partially offset by net prior period reserve redundancies from favorable emergence from our Energy & Engineering and Primary Casualty businesses.

Our Lloyd’s Operations recorded $4.6 million of net prior period reserve redundancies primarily driven by our Lloyd’s Property Casualty and Marine businesses. Within our Lloyd’s Property Casualty business we reported prior period reserve redundancies of $3.4 million in connection with continued favorable emergence from our Lloyd’s Energy & Engineering business. In addition, our Lloyd’s Marine business reported prior period reserve redundancies of $1.4 million related to the favorable settlement of specific claims from marine liability lines for UYs 2012 and prior, offset by deficiencies in our Specie line from UY 2010.

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

Our Lloyd’s Operations recorded $9.1 million of net prior period reserve redundancies driven by the Professional Liability and Marine Businesses, partially offset by unfavorable development in our Lloyd’s Energy & Engineering business.

The following is a discussion of relevant factors related to the $1.7 million prior period net reserve redundancies for the nine months ended September 30, 2013:

The Insurance Companies recorded $12.4 million of net prior period reserve deficiencies, primarily driven by our Professional Liability and Property Casualty business. Within the Professional Liability business, we reported net prior period reserve deficiencies of $5.6 million from the D&O division related to specific large claims from our public and private sectors directors and officers liability lines for UYs 2010 and prior. In addition, we reported net prior period reserve deficiencies of $4.0 million from the E&O division related to specific large claims from our insurance agents, miscellaneous professional liability, and small lawyer lines from UYs 2011 and prior. Within the Property Casualty business we reported net prior period reserve deficiencies of $7.3 million, which included $10.5 million of prior period reserve deficiencies from our A&H business in connection with excess-of-loss reinsurance for UYs 2012 and prior, partially offset by net prior period reserve redundancies from favorable emergence from our Energy & Engineering and Primary Casualty businesses.

Our Lloyd’s Operations recorded $14.1 million of net prior period reserve redundancies across all businesses. Within our Lloyd’s Property Casualty business we reported net prior period reserve redundancies of $5.1 million primarily from our Energy & Engineering division due to the favorable settlement of two claims from our onshore lines from UY 2011 as well as favorable development on our Offshore Energy line from UYs 2011 and prior. Within our Lloyd’s Professional Liability business we reported prior period reserve redundancies of $5.1 million in connection with continued favorable emergence from our Lloyd’s D&O business, partially offset by $0.5 million strengthening in our Lloyd’s E&O business. In addition, we reported $4.4 million of prior period reserve redundancies from our Lloyd’s Marine business related to the favorable settlement of specific claims from our Ocean Marine Liability lines from UYs 2012 and prior.

The following is a discussion of relevant factors related to the $17.7 million prior period net reserve redundancies recorded for the nine months ended September 30, 2012:

The Insurance Companies recorded $1.5 million of net prior period reserve deficiencies driven by adverse development from our Professional Liability business across multiple products within Management Liability and E&O divisions, partially offset by net redundancies from our Property Casualty and Marine business. The net redundancies in our Property Casualty business include favorable development related to our Energy & Engineering, Marine and Primary Casualty divisions, partially offset by adverse development from our A&H reinsurance division.

Our Lloyd’s Operations recorded $19.2 million of net prior period reserve redundancies across all businesses and divisions.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three and nine months ended September 30, 2013 were 12.9% and 13.3%, respectively, compared to 15.5% for the comparable periods during 2012. The decrease in the commission expense ratio for the three and nine months ended September 30, 2013 when compared to the same periods in 2012 is attributed to changes in the mix of business, mostly driven by an increase in the ceding commission on the quota share program for our offshore energy business, and to a lesser extent RRPs recorded in 2012 in connection with loss events from our Marine business.

Other Operating Expenses

Other operating expenses were $39.1 million and $120.6 million for the three and nine months ended September 30, 2013 compared to $40.1 million and $116.2 million for the same periods in 2012. The decrease in operating expenses for the three months ended September 30, 2013 compared to the same period in 2012 is due to decreases in the expected payout percentages of stock-based compensation driven by projections of book value per share. The increase in operating expenses for the nine months ended September 30, 2013 compared to the same period in 2012 is primarily due to an increase in overall headcount due to continued investments in new underwriting teams and related support staff, closely aligned with business growth.

Interest Expense

Interest expense relates to our Senior Notes due May 1, 2016. Interest on these Senior Notes is due each May 1 and November 1 and the effective interest rate, based on the proceeds net of discount and all issuance costs, is approximately 7.17%. Interest expense for both the three and nine months ended September 30, 2013 and 2012 was approximately $2.1 million and $6.1 million.

Income Taxes

We recorded income tax expense of $9.8 million and $22.7 million for the three and nine months ended September 30, 2013 compared to $5.2 million and $14.7 million for the comparable periods in 2012, resulting in effective tax rates of 31.5% and 31.6% for the three and nine months ended September 30, 2013 compared to 28.8% and 29.2% for the same periods in 2012. The effective tax rate on net investment income was 27.5% and 27.9% for the three and nine months ended September 30, 2013 compared to 26.6% and 26.8% for the same periods during 2012.

As of September 30, 2013, the net deferred federal, foreign, state and local tax assets were $22.6 million compared to $3.2 million as of December 31, 2012 with the change primarily due to the increase in unrealized losses on investments and the increase in the deferred tax asset for unearned premium reserve, in line with the growth of our business.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.5 million as of both September 30, 2013 and December 31, 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million and $0.2 million as of September 30, 2013 and December 31, 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of September 30, 2013 expire from 2023 to 2031.

The Company has not provided for U.S. income taxes on approximately $18.9 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.0 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

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

The following table sets forth the results of operations for the Insurance Companies for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$227,609	$218,361	$757,802	$680,763	4.2%	11.3%
Net written premiums	149,290	142,148	508,989	457,463	5.0%	11.3%
Net earned premiums	162,962	149,090	473,840	422,215	9.3%	12.2%
Net losses and loss adjustment expenses	(95,315)	(113,303)	(308,968)	(304,483)	-15.9%	1.5%
Commission expenses	(20,039)	(20,827)	(59,129)	(61,245)	-3.8%	-3.5%
Other operating expenses	(28,510)	(29,387)	(87,682)	(83,646)	-3.0%	4.8%
Other income (expense)	955	1,229	2,303	3,750	-22.3%	-38.6%

Underwriting profit (loss)	$20,053	$(13,198)	$20,364	$(23,409)	NM	NM
Net investment income	12,285	12,004	36,751	34,225	2.3%	7.4%
Net realized gains (losses)	(1,890)	2,609	6,001	6,809	NM	-11.9%

Income (loss) before income taxes	$30,448	$1,415	$63,116	$17,625	NM	NM
Income tax expense (benefit)	9,355	(377)	19,554	3,603	NM	NM

Net income (loss)	$21,093	$1,792	$43,562	$14,022	NM	NM

Losses and loss adjustment expenses ratio	58.5%	76.0%	65.2%	72.1%
Commission expense ratio	12.3%	14.0%	12.5%	14.5%
Other operating expense ratio (1)	16.9%	18.9%	18.0%	18.9%

Combined ratio	87.7%	108.9%	95.7%	105.5%

(1) -	Includes Other operating expenses & Other income (expense)
NM -	Percentage change not meaningful

Our Insurance Companies reported net income of $21.1 million for the three months ended September 30, 2013 compared to $1.8 million for the same period in 2012. The increase in net income for the three months ended September 30, 2013 as compared to the same period in 2012 was largely related to an improvement in underwriting results.

Our Insurance Companies combined ratio for the three months ended September 30, 2013 was 87.7% compared to 108.9% for the same period in 2012. Our Insurance Companies pre-tax underwriting results increased by $33.3 million to a $20.1 million pre-tax underwriting profit for the three months ended September 30, 2013 compared to an underwriting loss of $13.2 million for the same period in 2012.

Our Insurance Companies pre-tax underwriting profit of $20.1 million for the three months ended September 30, 2013 was due to favorable underwriting performance from all of our businesses. Specifically, our Insurance Companies Energy & Engineering and Marine businesses produced a net underwriting profit of $7.4 million and $5.8 million, respectively, mostly driven by favorable loss emergence for underwriting years (“UYs”) 2011 and prior. In addition, our Primary Casualty business produced an underwriting profit of $4.4 million due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors.

Our Insurance Companies underwriting results for the three months ended September 30, 2012 included $11.0 million of current accident year emergence from our Agriculture reinsurance business that was driven by significant drought related crop losses across the U.S. We also had $3.6 million of net reserve deficiencies mostly driven by adverse development in our A&H reinsurance division related to underwriting year 2011, partially offset by net reserve redundancies from multiple products within our Marine business.

Our Insurance Companies reported net income of $43.6 million for the nine months ended September 30, 2013 compared to $14.0 million for the same period in 2012. The increase in net income for the nine months ended September 30, 2013 as compared to the same period in 2012 was largely related to an improvement in underwriting results.

Our Insurance Companies combined ratio for the nine months ended September 30, 2013 was 95.7% compared to 105.5% for the same period in 2012. Our Insurance Companies pre-tax underwriting results increased by $43.8 million to a $20.4 million pre-tax underwriting profit for the nine months ended September 30, 2013 compared to an underwriting loss of $23.4 million for the same period in 2012.

Our Insurance Companies pre-tax underwriting profit of $20.4 million for the nine months ended September 30, 2013 included $10.8 million and $7.7 million of underwriting profit from our Energy & Engineering and Marine businesses, respectively, in connection with favorable loss emergency for UY’s 2011 and prior. In addition, our Primary Casualty and Excess Casualty businesses recorded an underwriting profit of $7.5 million and $3.4 million, respectively, due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our D&O business driven by net prior period reserve deficiencies from UYs 2010 and prior.

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

Insurance Companies Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Marine Liability	$14,153	$13,092	$45,909	$47,896	8.1%	-4.1%
Craft/Fishing Vessels	7,506	5,751	25,462	19,995	30.5%	27.3%
Cargo	5,030	7,200	17,003	20,646	-30.1%	-17.6%
Protection & Indemnity	2,542	3,535	12,790	13,990	-28.1%	-8.6%
Inland Marine	2,602	6,893	11,986	28,135	-62.3%	-57.4%
Bluewater Hull	3,544	4,730	9,299	12,991	-25.1%	-28.4%
Other Marine	3,535	3,678	10,387	12,987	-3.9%	-20.0%

Total Marine	$38,912	$44,879	$132,836	$156,640	-13.3%	-15.2%

The Insurance Companies Marine gross written premiums for the three and nine months ended September 30, 2013 decreased 13.3% and 15.2% compared to the same periods during 2012 primarily due to the re-underwriting of our Inland Marine business, as well as a reduction in the Bluewater Hull business due to lower than anticipated new business production resulting from a stricter underwriting approach on certain accounts and vessel types. In addition, the decrease in Cargo was related to non renewed business that did not meet the current underwriting criteria.

The Insurance Companies Marine business experienced 5.1% and 4.9% increase on renewal rates for the three and nine months ended September 30, 2013, respectively. The increase in renewal rates on Inland Marine business was 9.7% and 8.3% for the three and nine months ended September 30, 2013.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Excess Casualty	$67,814	$53,951	$202,402	$143,030	25.7%	41.5%
Assumed Reinsurance	19,653	34,879	127,225	128,675	-43.7%	-1.1%
Primary Casualty	36,190	25,775	97,659	76,250	40.4%	28.1%
Energy & Engineering	17,906	16,246	59,798	49,639	10.2%	20.5%
Environmental Liability	7,896	6,362	20,971	17,882	24.1%	17.3%
Other Property & Casualty	6,769	2,735	19,232	11,018	147.5%	74.6%

Total Property Casualty	$156,228	$139,948	$527,287	$426,494	11.6%	23.6%

The Insurance Companies Property Casualty gross written premiums for the three months ended September 30, 2013 increased 11.6% compared to the same period in 2012, driven by growth from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, partially offset by a decrease in our Assumed Reinsurance business attributable to the non-renewal of certain policies from our A&H business, respectively.

The Insurance Companies Property Casualty gross written premiums for the nine months ended September 30, 2013 increased 23.6% compared to the same period in 2012, driven by growth from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors.

For the three months ended September 30, 2013, our Insurance Companies Property Casualty business realized a 3.9% increase in rates for the Excess Casualty division and a 3.0% increase in the Primary Casualty division, partially offset by a 3.5% decrease from our Energy & Engineering division.

For the nine months ended September 30, 2013, our Insurance Companies Property Casualty business realized a 3.8% increase in rates for the Excess Casualty division and a 2.8% increase in the Primary Casualty division, partially offset by a 2.4% decrease from our Energy & Engineering division.

Professional Liability Premiums. The gross written premiums for the Professional Liability business for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Errors & Omissions	$21,790	$22,991	$65,917	$67,153	-5.2%	-1.8%
Management Liability	10,679	10,543	31,762	30,476	1.3%	4.2%

Total Professional Liability	$32,469	$33,534	$97,679	$97,629	-3.2%	0.1%

For the three months ended September 30, 2013, our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 2.6%, consisting of 4.5% and 1.9% for the D&O and E&O divisions, respectively.

For the nine months ended September 30, 2013, our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 3.8%, consisting of 6.1% and 2.9% for the D&O and E&O divisions, respectively.

Insurance Companies Commission Expenses

The commission expense ratios for the three and nine months ended September 30, 2013, were 12.3% and 12.5%, respectively, compared to 14.0% and 14.5% for the same periods in 2012. The decrease in the commission expense ratio is attributable to changes in the mix of business, mostly driven by an increase in the ceding commission received on the new quota share program for our offshore energy business. The decrease for the nine months ended September 30, 2013 in comparison to 2012 is further attributable to more RRPs recorded in 2012 in connection with several losses from our Marine business.

Insurance Companies Other Operating Expenses

Insurance Companies other operating expenses were $28.5 million and $87.7 million for the three and nine months ended September 30, 2013 compared to $29.4 million and $83.6 million for the same periods in 2012. The decrease in operating expenses for the three months ended September 30, 2013 compared to the same period in 2012 is due to decreases in the expected payout percentages of stock-based compensation driven by projections of book value per share. The increase in operating expenses is due to an increase in overall headcount due to continued investments in new underwriting teams and related support staff, closely aligned with business growth.

Lloyd’s Operations

Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations segment includes NUAL, a Lloyd’s underwriting agency which manages Syndicate 1221.

The following table sets forth the results of operations for the Lloyd’s Operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Gross written premiums	$84,467	$80,381	$279,624	$284,115	5.1%	-1.6%
Net written premiums	47,266	45,898	155,488	163,880	3.0%	-5.1%
Net earned premiums	50,933	52,172	148,197	158,183	-2.4%	-6.3%
Net losses and loss adjustment expenses	(29,771)	(15,547)	(78,608)	(65,759)	91.5%	19.5%
Commission expenses	(8,289)	(10,911)	(25,245)	(30,735)	-24.0%	-17.9%
Other operating expenses	(10,546)	(10,725)	(32,926)	(32,592)	-1.7%	1.0%
Other income (expense)	(522)	40	(1,067)	106	NM	NM

Underwriting profit (loss)	$1,805	$15,029	$10,351	$29,203	-88.0%	-64.6%
Net investment income	1,807	1,552	5,237	6,289	16.4%	-16.7%
Net realized gains (losses)	(919)	2,152	(697)	3,361	NM	NM

Income (loss) before income taxes	$2,693	$18,733	$14,891	$38,853	-85.6%	-61.7%
Income tax expense (benefit)	878	6,525	5,120	13,458	-86.5%	-62.0%

Net income (loss)	$1,815	$12,208	$9,771	$25,395	-85.1%	-61.5%

Losses and loss adjustment expenses ratio	58.5%	29.8%	53.0%	41.6%
Commission expense ratio	16.3%	20.9%	17.0%	19.4%
Other operating expense ratio (1)	21.7%	20.5%	23.0%	20.5%

Combined ratio	96.5%	71.2%	93.0%	81.5%

(1) -	Includes Other operating expenses & Other income (expense)
NM -	Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $1.8 million for the three months ended September 30, 2013 compared to $12.2 million for the same period in 2012. The decrease in net income for the three months ended September 30, 2013 as compared to the same period in 2012 was largely attributable to a reduction in underwriting profit.

Our Lloyd’s Operations combined ratio for the three months ended September 30, 2013 was 96.5% compared to 71.2% for the same period in 2012. Our Lloyd’s Operations pre-tax underwriting profit decreased $13.2 million to $1.8 million for the three months ended September 30, 2013 compared to $15.0 million for the same period in 2012.

Our Lloyd’s Operations pre-tax underwriting profit for the three months ended September 30, 2013 included $4.6 million of net prior period reserve redundancies in connection with continued favorable emergence from our Lloyd’s Property Casualty business and to a lesser extent the favorable settlement of specific claims from our Lloyd’s Marine business, partially offset by large current accident year losses from our Lloyd’s Marine and Energy & Engineering businesses, as well as a $0.5 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations pre-tax underwriting profit for the three months ended September 30, 2012 included $9.1 million of net prior period reserve redundancies mostly driven by the Professional Liability and Marine businesses.

Our Lloyd’s Operations reported net income of $9.8 million for the nine months ended September 30, 2013 compared to $25.4 million for the same period in 2012. The decreases in net income for the nine months ended September 30, 2013 as compared to the same period in 2012 was largely attributable to a reduction in underwriting profit, and to a lesser extent, a reduction in net investment income due to lower investment yields.

Our Lloyd’s Operations combined ratio for the nine months ended September 30, 2013 was 93.0% compared to 81.5% for the same period in 2012. Our Lloyd’s Operations pre-tax underwriting profit decreased $18.8 million to $10.4 million for the nine months ended September 30, 2013 compared to $29.2 million for the same period in 2012.

Our Lloyd’s Operations pre-tax underwriting profit for the nine months ended September 30, 2013 included $14.1 million of net prior period reserve redundancies in connection with continued favorable emergence from our Lloyd’s D&O, Energy & Engineering and Marine businesses, partially offset by large current accident year losses from our Lloyd’s Marine and Energy & Engineering businesses, as well as a $1.1 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations pre-tax underwriting profit for the nine months ended September 30, 2012 included $19.2 million of net prior period reserve redundancies across all businesses.

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is £195 million ($316 million) in 2013 compared to £184 million ($300 million) in 2012.

Marine Premiums. The gross written premiums for our Marine business for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Cargo	$10,491	$12,338	$34,215	$37,757	-15.0%	-9.4%
Marine Liability	6,072	3,454	32,729	32,273	75.8%	1.4%
Specie	6,252	6,151	17,583	17,712	1.6%	-0.7%
Transport	6,260	8,078	16,239	18,012	-22.5%	-9.8%
Energy Liability	3,129	3,226	13,286	15,153	-3.0%	-12.3%
Marine Excess-of-Loss Reinsurance	1,074	1,340	11,638	12,479	-19.9%	-6.7%
War	1,539	2,140	5,503	8,113	-28.1%	-32.2%
Bluewater Hull	1,192	989	4,353	5,029	20.5%	-13.4%

Total Marine	$36,009	$37,716	$135,546	$146,528	-4.5%	-7.5%

The Lloyd’s Operations Marine gross written premiums decreased 4.5% and 7.5% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decrease is driven by reduction in renewals on Cargo and Transport, partially offset by an increase in renewals on Marine Liability. The Lloyd’s Operation Marine business experienced average renewal rates of 1.3% and 3.9% for the three and nine months ended September 30, 2013.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Energy & Engineering:
Offshore Energy	$14,168	$14,428	$42,703	$46,159	-1.8%	-7.5%
Onshore Energy	7,844	6,240	24,598	25,160	25.7%	-2.2%
Engineering and Construction	9,343	8,674	24,015	29,271	7.7%	-18.0%
U.S. Direct and Facultative Property	2,347	—	7,716	—	NM	NM

Energy & Engineering	$33,702	$29,342	$99,032	$100,590	14.9%	-1.5%
Assumed Reinsurance	2,011	—	2,011	—	NM	NM
Other Property Casualty	156	3,447	1,101	5,473	-95.5%	-79.9%

Total Property Casualty	$35,869	$32,789	$102,144	$106,063	9.4%	-3.7%

NM -	Percentage change not meaningful

The Lloyd’s Operations Property Casualty gross written premiums increased 9.4% and decreased 3.7% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase in gross written premiums for the three months ended September 30, 2013 is primarily due to new business growth from our U.S. direct and facultative property lines. The decrease in gross written premiums for the nine months ended September 30, 2013 is primarily due to reductions in new business growth across all lines, partially offset by new business from our U.S. direct and facultative property lines that we began writing in 2013.

The Lloyd’s Operations Property Casualty business achieved increases of 2.1% and 2.0% on renewal rates for the three and nine months ended September 30, 2013.

Professional Liability Premiums. The gross written premiums for the Professional Liability business for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2013	2012	2013	2012	QTD	YTD
Management Liability	$8,891	$7,201	$30,389	$22,940	23.5%	32.5%
Errors & Omissions	3,698	2,675	11,545	8,584	38.3%	34.5%

Total Professional Liability	$12,589	$9,876	$41,934	$31,524	27.5%	33.0%

The Lloyd’s Operations Professional Liability gross written premiums increased 27.5% and 33.0% for the three and nine months ended September 30, 2013 compared to the same periods in 2012, as a result of new business growth, partially offset by decreases in renewal rates of 0.8% and 1.6% for the three and nine months ended, respectively.

Lloyd’s Operations Commission Expenses

The commission expense ratios for the three and nine months ended September 30, 2013 were 16.3% and 17.0%, respectively, compared to 20.9% and 19.4% for the same periods in 2012. The decrease in the commission expense ratio is driven by an increase in the ceding commission on the new quota share program for our offshore energy business.

Lloyd’s Operations Other Operating Expenses

Other operating expenses were $10.5 million and $32.9 million for the three and nine months ended September 30, 2013 compared to $10.7 million and $32.6 million for the same periods in 2012. The decrease in operating expenses for the three months ended September 30, 2013 compared to the same period in 2012 is due to a reduction in Lloyd’s LOC fees from the new LOC facility. The operating expense ratio increased for the three months from 20.5% to 21.7% despite operating expenses falling, due to a reduction in net earned premiums as a result of the offshore energy quota share program. The increase in operating expenses for the nine months ended September 30, 2013 is primarily due to an increase in employee expenses related to salaries due to an increase in headcount offset by a reduction in Lloyd’s LOC fees as a result of the new credit facility. The operating expense ratio increased in the nine months from 20.5% to 23.0% due to a reduction in net earned premium as a result of the offshore energy quota share program.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of September 30, 2013 and December 31, 2012, our capital resources were as follows:

	September 30,	December 31,
In thousands	2013	2012
Senior Notes	$114,542	$114,424
Stockholders’ equity	899,882	879,485

Total capitalization	$1,014,424	$993,909

Ratio of debt to total capitalization	11.3%	11.5%

On October 4, 2013, we completed a public debt offering of $265 million principal amount of 5.75% Senior Notes due October 15, 2023 (“5.75% Senior Notes”) and received net proceeds of $263 million. We used a portion of the proceeds of the 5.75% Senior Notes for the purpose of redeeming the $115 million aggregate principal amount of our 7% Senior Notes due May 1, 2016 and intend to use the remaining proceeds for general corporate purposes. We incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes due 2016. The effective interest rate related to the net proceeds received from the 5.75% Senior Notes is approximately 5.84%. Interest will be paid on the 5.75% Senior Notes each April 15 and October 15 with the first payment due on April 15, 2014.

We may redeem the 5.75% Senior Notes in whole at any time or in part from time to time at a make-whole redemption price. The 5.75% Senior Notes is our only senior unsecured obligation and will rank equally with future senior unsecured indebtedness.

A proforma of our capital resources that would be available to be deployed to support our business operations as of September 30, 2013, assuming the redemption of the $115 million aggregate principal amount of our 7% Senior Notes and the recently completed public debt offering of the 5.75% Senior Notes, is as follows:

Proforma
September 30,
In thousands	2013
5.75% Senior Notes	$263,278
Stockholders’ equity (1)	887,952

Total capitalization	$1,151,230

Ratio of debt to total capitalization	22.9%

(1)	Reflects a net of tax charge to retained earnings of $0.3 million of deferred debt costs and assumes a net of tax charge of $11.6 million for the payment of call premium in connection with the redemption of our 7.0% Senior Notes due 2016.

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

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of September 30, 2013, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2013 without prior regulatory approval is $72.9 million. During the preceding 12 month period Navigators Insurance Company declared and paid $5.0 million in dividends to the Parent Company, none of which were declared and paid in the third quarter of 2013.

Navigators Corporate Underwriters Ltd. (“NCUL”) may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of September 30, 2013 that amount was $8.6 million (£5.3 million).

Condensed Parent Company balance sheets as of September 30, 2013 (unaudited) and December 31, 2012 are shown in the table below:

	September 30,	December 31,
In thousands	2013	2012
Cash and investments	$19,688	$15,026
Investments in subsidiaries	974,642	955,024
Goodwill and other intangible assets	2,534	2,534
Other assets	21,541	23,219

Total assets	$1,018,405	$995,803

Senior Notes	$114,542	$114,424
Accounts payable and other liabilities	627	552
Accrued interest payable	3,354	1,342

Total liabilities	$118,523	$116,318

Stockholders’ equity	$899,882	$879,485

Total liabilities and stockholders’ equity	$1,018,405	$995,803

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility are denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2013, letters of credit with an aggregate face amount of $143.0 million were outstanding under the credit facility and we have $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of September 30, 2013.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of September 30, 2013 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Liquidity

Consolidated Cash Flows

Cash flow provided by operations was $130.0 million for the nine months ended September 30, 2013 compared to $69.1 million for the comparable period in 2012. The increase in cash flow from operations was due to improved collection on premium receivables as well as a reduction in losses paid in connection with lower loss activity.

Net cash used in investing activities was $46.8 million for the nine months ended September 30, 2013 compared to $161.2 million for the same period in 2012. The decrease in cash used in investing activities is driven by the on-going management of our investment portfolio.

Net cash provided by financing activities was $1.9 million for the nine months ended September 30, 2013 compared to $1.0 million for the comparable period in 2012. The increase in cash provided by financing activities relates to the exercise of employee stock options.

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

Investments

As of September 30, 2013, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $20.9 million, consists of investment grade bonds. As of September 30, 2013, our portfolio had a duration of 3.9 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of September 30, 2013 and December 31, 2012, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of September 30, 2013 and December 31, 2012. The tables below include OTTI securities recognized within OCI.

	September 30, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$445,969	$3,683	$(5,694)	$447,980
States, municipalities and political subdivisions	445,281	9,752	(12,240)	447,769
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	300,347	7,966	(3,925)	296,306
Residential mortgage obligations	35,277	1,107	(224)	34,394
Asset-backed securities	88,714	795	(190)	88,109
Commercial mortgage-backed securities	173,069	8,386	(365)	165,048

Subtotal	$597,407	$18,254	$(4,704)	$583,857
Corporate bonds	493,074	17,104	(2,858)	478,828

Total fixed maturities	$1,981,731	$48,793	$(25,496)	$1,958,434
Equity securities—common stocks	158,890	29,548	(1,704)	131,046
Short-term investments	152,987	—	—	152,987
Cash	130,513	—	—	130,513

Total	$2,424,121	$78,341	$(27,200)	$2,372,980

	December 31, 2012
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of September 30, 2013 and December 31, 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.4 million and $20 thousand, respectively.

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

Invested assets increased from the prior comparable periods in 2012 primarily due to cash flow from operations. The annualized pre-tax investment yields, excluding net realized gains and losses and net OTTI losses recognized in earnings, were 2.4% for the three and nine months ended September 30, 2013 compared to 2.4% for the three and nine months ended September 30, 2012.

The tax equivalent yields for the three and nine months ended September 30, 2013 on a consolidated basis were 2.6%, compared to 2.6% for the same periods during 2012. The portfolio duration was 3.9 years and 3.8 years for the nine months ended September 30, 2013 and 2012, respectively. Since the beginning of 2013, the tax-exempt portion of our investment portfolio has increased by $116.4 million to approximately 20% of the fixed maturities investment portfolio as of September 30, 2013 compared to approximately 13.2% as of December 31, 2012.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of September 30, 2013 are shown in the following table:

	September 30, 2013
	Fair	Amortized
In thousands	Value	Cost
Due in one year or less	$79,192	$78,621
Due after one year through five years	616,576	603,165
Due after five years through ten years	458,136	455,826
Due after ten years	230,420	236,965
Mortgage- and asset-backed securities	597,407	583,857

Total	$1,981,731	$1,958,434

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.6 years.

The following table sets forth the amount and percentage of our fixed maturities as of September 30, 2013 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	September 30, 2013
		Fair	Percent
In thousands	Rating	Value	of Total
Rating description:
Extremely strong	AAA	$305,979	15%
Very strong	AA	1,051,156	54%
Strong	A	440,063	22%
Adequate	BBB	163,614	8%
Speculative	BB & Below	11,722	1%
Not rated	NR	9,197	0%

Total	AA	$1,981,731	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of September 30, 2013 and December 31, 2012:

	September 30, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$401,125	$2,658	$(5,558)	$404,025
Agency bonds	41,146	954	(106)	40,298
Foreign government bonds	3,698	71	(30)	3,657

Total	$445,969	$3,683	$(5,694)	$447,980

	December 31, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$414,503	$4,441	$(10)	$410,072
Agency bonds	155,465	3,331	(11)	152,145
Foreign government bonds	79,724	882	(15)	78,857

Total	$649,692	$8,654	$(36)	$641,074

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2013. The securities that are not rated in the table below are primarily state bonds.

In thousands		September 30, 2013
Equivalent	Equivalent			Net
S&P	Moody’s	Fair	Amortized	Unrealized
Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$423,025	$425,873	$(2,848)
BBB	Baa	18,639	18,342	297
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,617	3,554	63

Total		$445,281	$447,769	$(2,488)

The following table sets forth the municipal bond holdings by sectors as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Fair	Percent	Fair	Percent
In thousands	Value	of Total	Value	of Total
Municipal Sector:
General obligation	$120,094	27%	$73,642	23%
Prerefunded	25,799	6%	22,692	7%
Revenue	250,013	56%	183,096	57%
Taxable	49,375	11%	43,517	13%

Total	$445,281	100%	$322,947	100%

We own $106.3 million of municipal securities which are credit enhanced by various financial guarantors. As of September 30, 2013, the average underlying credit rating for these securities is AA-. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of September 30, 2013:

	September 30, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	Losses	Cost
Agency mortgage-backed securities:
GNMA	$128,321	$3,086	$(2,653)	$127,888
FNMA	139,022	3,979	(1,207)	136,250
FHLMC	33,004	901	(65)	32,168

Total agency mortgage-backed securities	$300,347	$7,966	$(3,925)	$296,306

Residential mortgage-backed securities:
Prime	$11,174	$371	$(181)	$10,984
Alt-A	1,968	70	(43)	1,941
Subprime	583	18	—	565
Non-U.S. RMBS	21,552	648	—	20,904

Total residential mortgage-backed securities	$35,277	$1,107	$(224)	$34,394

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2013:

In thousands		September 30, 2013
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$22,371	$21,695	$676
BBB	Baa	2,039	2,087	(48)
BB	Ba	1,472	1,534	(62)
B	B	2,174	2,165	9
CCC or lower	Caa or lower	7,221	6,913	308
NR	NR	—	—	—

Total		$35,277	$34,394	$883

Details of the collateral of our asset-backed securities portfolio as of September 30, 2013 are presented below:

							Fair	Amortized	Unrealized
In thousands	AAA	AA	A	BBB	BB	CCC	Value	Cost	Gain (Loss)
Auto loans	$9,734	$2,777	$8,174	$—	$—	$—	$20,685	$20,520	$165
Credit cards	13,777	—	—	—	—	—	13,777	13,444	333
Collateralized Loan Obligations	31,753	—	—	—	—	—	31,753	31,942	(189)
Time Share	—	—	11,840	—	—	—	11,840	11,632	208
Student Loans	2,892	2,760	—	—	—	—	5,652	5,571	81
Miscellaneous	5,007	—	—	—	—	—	5,007	5,000	7

Total	$63,163	$5,537	$20,014	$—	$—	$—	$88,714	$88,109	$605

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2013:

In thousands		September 30, 2013
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$173,069	$165,048	$8,021
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$173,069	$165,048	$8,021

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2013:

In thousands		September 30, 2013
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$349,286	$339,488	$9,798
BBB	Baa	142,933	138,490	4,443
BB	Ba	855	850	5
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$493,074	$478,828	$14,246

The company holds non-sovereign European securities of $67.5 million at fair value and $67.0 million at amortized cost, primarily in the investment portfolio. This represents 3.2% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $30.6 million followed by the Netherlands with a total of $23.0 million. We have no direct material exposure to Greece, Portugal, Italy or Spain as of September 30, 2013.

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2013 and December 31, 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	September 30, 2013			December 31, 2012
			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized
In thousands, except # of securities	Securities	Value	Loss	Securities	Value	Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	42	$196,851	$5,688	8	$23,760	$22
7-12 months	1	928	6	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	43	$197,779	$5,694	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	100	$196,987	$9,485	10	$21,299	$325
7-12 months	17	37,989	2,755	—	—	—
> 12 months	1	303	—	4	2,908	55

Subtotal	118	$235,279	$12,240	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	71	$90,215	$2,472	10	$62,516	$174
7-12 months	9	18,667	1,354	2	1,671	30
> 12 months	2	5,130	99	—	—	—

Subtotal	82	$114,012	$3,925	12	$64,187	$204
Residential mortgage obligations
0-6 months	12	$2,016	$43	6	$1,825	$22
7-12 months	—	—	—	—	—	—
> 12 months	17	2,955	181	35	7,252	527

Subtotal	29	$4,971	$224	41	$9,077	$549
Asset-backed securities
0-6 months	3	$32,019	$189	—	$—	$—
7-12 months	1	339	1	—	—	—
> 12 months	—	—	—	2	2,369	49

Subtotal	4	$32,358	$190	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	6	$19,891	$341	7	$2,639	$7
7-12 months	—	—	—	—	—	—
> 12 months	5	889	24	5	845	11

Subtotal	11	$20,780	$365	12	$3,484	$18
Corporate bonds
0-6 months	37	$123,673	$2,856	2	$3,528	$6
7-12 months	2	2,315	2	—	—	—
> 12 months	—	—	—	4	6,689	19

Subtotal	39	$125,988	$2,858	6	$10,217	$25

Total fixed maturities	326	$731,167	$25,496	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	13	$33,429	$1,340	13	$23,345	$522
7-12 months	1	1,904	364	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	14	$35,333	$1,704	14	$25,288	$626

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

As of September 30, 2013 and December 31, 2012, the largest single unrealized loss by issuer in the investment portfolio was $1.0 million and $0.2 million.

The following table sets forth the composition of the investments categorized as fixed maturity securities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of September 30, 2013:

		September 30, 2013
In thousands		Gross Unrealized Loss		Fair Value
Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$24,437	95%	$687,685	94%
BBB	Baa	895	5%	39,997	6%
BB	Ba	69	0%	852	0%
B	B	37	0%	1,458	0%
CCC or lower	Caa or lower	58	0%	1,175	0%
NR	NR	—	0%	—	0%

Total		$25,496	100%	$731,167	100%

As of September 30, 2013, the gross unrealized losses in the table above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.2 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of September 30, 2013 is presented in the following table:

	September 30, 2013
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$1	0%	$1,716	0%
Due after one year through five years	1,119	4%	144,849	20%
Due after five years through ten years	9,803	38%	250,290	34%
Due after ten years	9,869	40%	162,191	22%
Mortgage- and asset-backed securities	4,704	18%	172,121	24%

Total	$25,496	100%	$731,167	100%

As of September 30, 2013, there were no investments with a fair value that was less than 80% of amortized cost.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Number of In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	1	$1,821	—	$—	1	$1,821	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—	1	54
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	2	42	3	639

Total	1	$1,821	—	$—	3	$1,863	4	$693
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		43
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$—		$—		$43
Impairment losses recognized in earnings:
Corporate and other bonds		$1,821		$—		$1,821		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		11
Asset-backed securities		—		—		—		—
Equities		—		—		42		639

Total		$1,821		$—		$1,863		$650

Net OTTI losses of $1.8 million for the three months ended September 30, 2013 consisted of one municipal bond. Net OTTI losses of $1.9 million for the nine months ended September 30, 2013 consisted of one municipal bond and two equity securities. During the nine months ended September 30, 2012, we recognized OTTI losses of $0.7 million related to one non-agency mortgage-backed security and three equity securities.

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

Based on the primary foreign-denominated balances within the Lloyd’s Operations as of September 30, 2013, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	September 30, 2013
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$102.6	$(5.1)	$(10.3)	$(15.4)
Premiums receivable	$31.6	$(1.6)	$(3.2)	$(4.7)
Reinsurance recoverables on paid, unpaid losses and LAE	$41.2	$(2.1)	$(4.1)	$(6.2)
Reserves for losses and loss adjustment expenses	$123.7	$6.2	$12.4	$18.6

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our third fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10-1	First Amendment to Amended and Restated Funds at Lloyd’s Letter of Credit Agreement	*

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Scheme	*

101.CAL	XBRL Taxonomy Extension Calculation Database	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Navigators Group, Inc.
(Registrant)

Date: November 8, 2013	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10-1	First Amendment to Amended and Restated Funds at Lloyd’s Letter of Credit Agreement	*

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Scheme	*

101.CAL	XBRL Taxonomy Extension Calculation Database	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein