Form 10-K
period 2013-12-31
NAVIGATORS GROUP INC
filed 2014-02-14
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Registrant’s telephone number, including area code: (203) 905-6090

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2013 was $612,115,085.

The number of common shares outstanding as of January 31, 2014 was 14,207,545.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2014 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2013, 2012 and 2011 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s. For financial information by segment, refer to Note 3, Segment Information, in the Notes to Consolidated Financial Statements, included herein.

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

Business Lines

Marine

We have been providing high-quality insurance protection for global marine clients since 1974. We offer insurance for companies engaged in the diverse aspects of shipping, trade and transportation. A summary of our business line divisions and primary products within those divisions, by underwriting segment:

Insurance Companies

Marine

•	Marine liability

•	Craft/fishing vessels

•	Protection & indemnity

•	Cargo

•	Bluewater hull

•	War

•	Marine energy liability

•	Transport

•	Customs bonds

•	Inland Marine

Lloyd’s Operations

Marine

•	Cargo

•	Marine liability

•	Transport

•	Specie

•	Marine energy liability

•	Marine excess-of-loss reinsurance

•	Bluewater hull

•	War

Our Insurance Companies’ Marine business consists of a number of different product lines. The largest is marine liability, which protects businesses from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. We also underwrite insurance for harbor craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage as well as customs bonds. Our U.K. Branch underwrites primary marine protection and indemnity business, which complements our marine liability business, which is generally written above the primary layer on an excess basis. We also underwrite cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land. Another one of our product lines is bluewater hull, which provides coverage to the owners of ocean-going vessels against physical damage to the vessels. In addition, we write inland marine products including builders’ risk, contractors’ tools and equipment, fine arts, computer equipment and warehouse legal liability.

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

Insurance Companies

Assumed Reinsurance

•	Accident & health

•	Agriculture

•	Latin American & Caribbean property, casualty and surety

•	Professional liability

Primary Casualty

•	General liability

•	Product liability

Excess Casualty

•	Umbrella & excess liability

Other Property & Casualty

•	Environmental liability

•	Life sciences

•	Commercial auto

•	Global exporters package liability

Energy & Engineering

•	Offshore energy

•	Direct & facultative property

Lloyd’s Operations

Energy & Engineering

•	Offshore energy

•	Onshore energy

•	Engineering and construction

•	Direct and facultative property

Casualty

•	U.S. casualty written through Lloyd’s

Assumed Reinsurance

•	International property and surety (commenced September, 2013)

Our specialty assumed reinsurance business is written by NavRe, an underwriting unit managed by NMC with business written through Syndicate 1221 beginning in the third quarter of 2013. The specialty products on which the unit is currently focused are proportional and excess-of-loss treaty reinsurance covering medical health care exposures, agriculture exposures primarily in North America, property and surety treaty exposures in Central and South America and the Caribbean, professional liability exposures in the U.S., as well as property and surety treaty exposures written through Syndicate 1221.

The Primary Casualty Division underwrites general liability insurance policies for business in what is termed the excess and surplus lines market, which generally consists of businesses with more complex liability exposures, including contractors, manufacturer, real estate owners and other service businesses. Since 1995, we have specialized in providing general liability insurance to both residential and commercial contractors. We provide this coverage both to individual businesses and on a project or wrap-up basis that collectively insures all contractors involved on a designated construction project. In addition, we insure other types of businesses for their liability to third parties emanating from their premises and operations and the products they manufacture or distribute. Our underwriters and claims professionals have significant experience in underwriting and settling claims in these niches that serves as our principle competitive advantage and allows us to expect better underwriting results than those achieved by the U.S. insurance industry in the aggregate.

The Excess Casualty division provides commercial umbrella and excess casualty insurance coverage. Commercial umbrella policies provide additional limits of coverage in excess of a businesses’ general liability and automobile liability policies. Excess policies also provide additional limits of liability, but generally provide limits in excess of the primary policy and commercial umbrella policy, and in many instances attaching in excess of other excess liability layers. Areas of specialty include manufacturing and wholesale distribution, commercial construction, residential construction, construction project and wrap-up covers, business services, hospitality and real estate and niche programs.

We also underwrite liability insurance for select industry niches, including the life sciences, or biotechnology, medical device and environmental businesses. In addition, we provide environmental liability insurance to a variety of commercial operations including manufacturers, contractors and real estate owners. Other property casualty products underwritten include commercial automobile, which protects a business for third-party liability emanating from automobiles as well as physical damage to owned vehicles; commercial property insurance; and an exporter’s policy that provides coverage for third party liability for suits brought outside of the United States along with other coverage targeted toward the needs of international business owners and travelers. In 2012 and 2013, we wrote a limited amount of commercial surety bonds, but discontinued that business because of increased levels of competition that made it difficult to achieve scale without sacrificing underwriting discipline.

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

Our professional liability business is written by our Insurance Companies and our Lloyd’s Operations. Our U.S. management liability business consists of Directors’ and Officers’ Liability and related products for publicly traded corporations, privately held companies and not-for-profit organizations. Policies written for U.S. publicly traded companies are largely provided on an excess basis, while the majority of our U.S. private company and not-for-profit D&O is primary insurance. Our international (non U.S. company) D&O is underwritten by our Lloyd’s Operations, for both a primary and excess basis, with primary insurance provided to small to medium sized companies and excess policies provided to medium to large cap publicly traded corporations. Our Errors and Omissions business is written on a primary and excess business to a broad range of non-medical professional service providers, ranging from accountants to real estate appraisers. During 2013, we decided to significantly reduce our underwriting of U.S. law firms, for which we had focused on smaller law firms, as a result of increased competition that precluded us from attaining terms and conditions consistent with profitable underwriting results. Management liability and professional liability policies are generally written on a claims-made basis, for which the claim must be reported during the policy period or a defined extended reporting period following expiration of the policy.

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

The following table summarizes our reserves for losses and LAE activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
In thousands	2013	2012	2011
Net reserves for losses and LAE at beginning of year	$1,216,909	$1,237,234	$1,142,542
Provision for losses and LAE for claims occurring in the current year	520,227	542,724	474,852
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(1,266)	(45,291)	2,145

Incurred losses and LAE	518,961	497,433	476,997
Losses and LAE paid for claims occurring during:
Current year	(147,758)	(110,373)	(73,242)
Prior years	(365,479)	(407,385)	(309,063)

Losses and LAE payments	(513,237)	(517,758)	(382,305)

Net reserves for losses and LAE at end of year	1,222,633	1,216,909	1,237,234
Reinsurance recoverables on unpaid losses and LAE	822,438	880,139	845,445

Gross reserves for losses and LAE at end of year	$2,045,071	$2,097,048	$2,082,679

The following table presents the development of the loss and LAE reserves for 2003 through 2013. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and loss adjustment expenses arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy or deficiency represents the aggregate change in the estimates over all prior years.

The table calculates losses and LAE reported and recorded in subsequent years for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2003 and was not reported until 2004, the amount of such loss will appear as a deficiency in both 2003 and 2004. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the table.

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

Our gross loss reserves include estimated losses related to the 2008 Hurricanes Ike and Gustav and the 2012 Superstorm Sandy and totaling approximately 1.6% and 3.7% of gross loss reserves as of December 31, 2013 and 2012, respectively. In addition, 3.4% and 3.3% of our gross loss reserves as of December 31, 2013 and 2012, respectively, include estimated losses related to the Deepwater Horizon loss event. When recording these losses, we assess our reinsurance coverage, potential reinsurance recoverable and the recoverability of those balances.

Losses incurred on business recently written are primarily covered by reinsurance agreements written by companies with whom we are currently doing reinsurance business and whose credit we continue to assess in the normal course of business. Refer to “Management’s Discussion of Financial Condition and Results of Operations—Results of Operations—Expenses—Net Losses and Loss Adjustment Expenses” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Hurricanes Ike and Gustav, Superstorm Sandy and our asbestos exposure.

	Year Ended December 31,
In thousands	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Net reserves for losses and LAE	$374,171	$463,788	$578,976	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633
Reserves for losses and LAE re-estimated as of:
One year later	370,335	460,007	561,762	649,107	796,557	990,930	1,099,132	1,144,687	1,191,943	1,215,643
Two years later	360,964	457,769	523,541	589,044	776,845	971,048	1,065,382	1,068,344	1,189,651
Three years later	377,229	432,988	481,532	555,448	767,600	943,231	1,037,233	1,084,728
Four years later	362,227	401,380	461,563	559,368	749,905	925,756	1,027,551
Five years later	343,182	391,766	469,195	539,327	745,489	921,597
Six years later	333,857	401,071	451,807	538,086	736,776
Seven years later	336,790	387,613	449,395	530,856
Eight years later	323,608	389,520	444,632
Nine years later	325,254	386,991
Ten years later	318,975
Net cumulative redundancy (deficiency)	55,196	76,797	134,344	165,260	110,527	78,274	85,383	57,814	47,583	1,266
Net cumulative paid as of:
One year later	80,034	96,981	133,337	142,938	180,459	263,523	314,565	309,063	407,385	365,479
Two years later	140,644	180,121	219,125	233,211	322,892	460,058	517,125	552,881	620,955
Three years later	195,961	238,673	264,663	300,328	441,267	591,226	682,051	695,054
Four years later	223,847	262,425	302,273	359,592	526,226	688,452	773,261
Five years later	239,355	283,538	337,559	401,102	583,434	745,765
Six years later	251,006	305,214	356,710	427,282	620,507
Seven years later	263,072	318,539	372,278	451,118
Eight years later	266,355	328,842	385,902
Nine years later	274,235	340,956
Ten years later	283,168
Gross liability-end of year	724,612	966,117	1,557,991	1,607,555	1,648,764	1,853,664	1,920,286	1,985,838	2,082,679	2,097,048	2,045,071
Reinsurance recoverable	350,441	502,329	979,015	911,439	801,461	853,793	807,352	843,296	845,445	880,139	822,438

Net liability-end of year	374,171	463,788	578,976	696,116	847,303	999,871	1,112,934	1,142,542	1,237,234	1,216,909	1,222,633
Gross re-estimated latest	672,384	850,541	1,326,850	1,320,733	1,463,392	1,672,814	1,737,901	1,824,655	1,966,858	2,040,624
Re-estimated recoverable latest	353,409	463,550	882,218	789,877	726,616	751,217	710,350	739,927	777,207	824,981

Net re-estimated latest	318,975	386,991	444,632	530,856	736,776	921,597	1,027,551	1,084,728	1,189,651	1,215,643
Gross cumulative redundancy (deficiency)	52,228	115,576	231,141	286,822	185,372	180,850	182,385	161,183	115,821	56,424

The following tables identify the approximate gross and net cumulative redundancy (deficiency) as of each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:

	Gross Cumulative Redundancy (Deficiency)
						Lloyd’s
	Consolidated		Insurance Companies			Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2012	56,424	59,127	39,646	(2,703)	42,349	16,778
2011	115,821	118,526	(460)	(2,705)	2,245	116,281
2010	161,183	164,016	34,943	(2,833)	37,776	126,240
2009	182,385	186,251	42,937	(3,866)	46,803	139,448
2008	180,850	185,645	53,719	(4,795)	58,514	127,131
2007	185,372	190,963	69,108	(5,591)	74,699	116,264
2006	286,822	291,632	131,183	(4,810)	135,993	155,639
2005	231,141	236,198	110,770	(5,057)	115,827	120,371
2004	115,576	103,224	88,407	12,352	76,055	27,169
2003	52,228	41,059	25,185	11,169	14,016	27,043

(1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

	Net Cumulative Redundancy (Deficiency)
						Lloyd’s
	Consolidated		Insurance Companies			Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2012	1,266	2,040	(13,430)	(774)	(12,656)	14,696
2011	47,583	48,358	(49,918)	(775)	(49,143)	97,501
2010	57,814	57,238	(26,389)	576	(26,965)	84,203
2009	85,383	85,097	(4,571)	286	(4,857)	89,954
2008	78,274	77,964	12,187	310	11,877	66,087
2007	110,527	110,479	46,787	48	46,739	63,740
2006	165,260	166,991	96,968	(1,731)	98,699	68,292
2005	134,344	136,305	88,399	(1,961)	90,360	45,945
2004	76,797	79,287	51,582	(2,490)	54,072	25,215
2003	55,196	58,090	20,534	(2,894)	23,428	34,662

(1)	- Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

Property Casualty

The majority of our Property Casualty business involves general liability and umbrella & excess liability policies which generate third party liability claims that are long tail in nature. A significant portion of our general liability reserves relate to construction defect claims. The balance consists of short tail exposures from our assumed reinsurance business, which includes our agriculture, A&H, Latin American & Caribbean property casualty and surety, and professional liability lines, as well as property exposures on energy related risks from our energy and engineering business.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of December 31, 2013, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $96.1 million and $38.2 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

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

Superstorm Sandy and Hurricanes Gustav and Ike

Superstorm Sandy, which occurred in the fourth quarter 2012 and Hurricanes Gustav and Ike, which occurred in the 2008 third quarter generated substantial losses in our marine, inland marine and energy lines of business. The total estimated net loss for Superstorm Sandy in the fourth quarter of 2013 was $19.6 million, inclusive of $8.0 million in reinsurance reinstatement premiums. Gross of reinsurance our loss related to Superstorm Sandy was $66.7 million. There were no significant hurricane losses in 2013, 2011, 2010, 2009, 2007 or 2006 that impacted our marine, inland marine and energy lines of business.

We monitor the development of paid and reported claims activities in relation to the estimate of ultimate losses established for Superstorm Sandy and Hurricanes Gustav and Ike. Management believes that should any adverse loss development for gross claims occur from the aforementioned Superstorm and Hurricanes, it would be contained within our reinsurance program. Our actual losses from such loss events may differ materially from our estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purposes of our estimates, we assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If our actual losses from the aforementioned losses are materially greater than our estimated losses, our business, results of operations and financial condition could be materially adversely affected.

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

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Specifically, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. Either of these events would increase our costs and could have a material adverse effect on our business. Our credit risk exposure to our reinsurers has significantly increased over the past couple of years as a result of reinsurance recoverables for significant marine, inland marine and offshore energy losses incurred during 2012 and 2011.

We have established a reserve for uncollectible reinsurance in the amount of $11.3 million, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings. Actual uncollectible reinsurance could potentially exceed our estimates.

Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance is placed, our standards of acceptability generally require that a reinsurer must have a rating from A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s (“S&P”) of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus. Our Reinsurance Security Committee, which is included within our Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.

The credit quality distribution of the Company’s reinsurance recoverables of $1.1 billion as of December 31, 2013 for ceded paid and unpaid losses and LAE and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P were as follows:

In thousands	Rating	Carrying Value (2)	Percent of Total (3)
A.M. Best Rating description (1):
Superior	A++, A+	$536,325	49%
Excellent	A, A-	525,314	47%
Very good	B++, B+	12,295	1%
Fair	B, B-	23,283	2%
Not rated	NR	11,427	1%

Total		$1,108,644	100%

(1)	- Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.
(2)	- Net of reserve for uncollectible reinsurance of approximately $11.3 million. The carrying value consists of reinsurance recoverables on paid losses due within 30-45 days and reinsurance on unpaid losses which by nature of our reserving process is our best estimate of the value as of December 31, 2013.
(3)	- The Company holds offsetting collateral of approximately 20.2%, including 0.2% for B++, B+ and B companies and 46.7% from non rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The Company’s ceded earned premiums were $456.0 million, $396.6 million and $346.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in ceded earned premium from 2012 to 2013 is primarily due to growth in our excess casualty and offshore energy and liability business. The increase in ceded earned premiums from 2011 to 2012 is primarily due to a lower retention on our Energy & Engineering business as a result of a new quota share program for the offshore energy book and reinsurance reinstatement premiums recognized in our Marine business as a result of significant large loss activity during the year.

The Company’s ceded incurred losses were $188.7 million, $262.6 million and $213.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in ceded incurred losses from 2012 to 2013 is primarily due to a decrease in large loss activity during the year. The increase in ceded incurred losses from 2011 to 2012 is primarily related to Superstorm Sandy as well as several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia, off the coast of Italy.

The following table lists our 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 76.3% of the total recoverable), together with the reinsurance recoverable and collateral as of December 31, 2013, and the reinsurers’ ratings from A.M. Best and S&P:

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held (2)	A.M. Best	S&P
National Indemnity Company	53,145	87,618	140,763	30,785	A++	AA+
Transatlantic Reinsurance Company	21,411	74,069	95,480	8,506	A	A+
Everest Reinsurance Company	21,581	68,566	90,147	7,704	A+	A+
Munich Reinsurance America Inc.	5,067	70,233	75,300	4,352	A+	AA-
Swiss Reinsurance America Corporation	5,800	68,157	73,957	9,609	A+	AA-
Lloyd’s Syndicate #2003	8,832	43,167	51,999	10,299	A	A+
Allied World Reinsurance	13,859	30,215	44,074	3,971	A	A
Partner Reinsurance Europe	10,962	29,692	40,654	17,027	A+	A+
Scor Global P&C SE	11,710	24,623	36,333	9,895	A	A+
Tower Insurance Company	—	23,283	23,283	—	B	NR
Atlantic Specialty Insurance	9,260	13,602	22,862	3,526	A	A-
Employers Mutual Casualty Company	10,738	10,796	21,534	9,709	A	NR
Validus Reinsurance Ltd.	2,403	17,308	19,711	14,501	A	A
Lloyd’s Syndicate #4000	147	19,432	19,579	407	A	A+
QBE Reinsurance Corp	7,131	11,292	18,423	1,781	A	A+
Ace Property and Casualty Insurance Company	9,862	7,687	17,549	7,342	A+	AA-
Odyssey American Reinsurance Corporation	3,550	11,997	15,547	2,175	A	A-
Berkley Insurance Company	1,983	13,439	15,422	485	A+	A+
Ironshore Indemnity Inc.	6,808	7,980	14,788	7,959	A	NR
AXIS Re Europe	4,762	9,347	14,109	3,675	A+	A+

Top 20 Reinsurers	209,011	642,503	851,514	153,708
Others	38,811	218,319	257,130	69,769

Total	247,822	860,822	1,108,644	223,477

(1)	- Net of reserve for uncollectible reinsurance of approximately $11.3 million.
(2)	- Collateral of $223.5 million consists of $167.3 million in ceded balances payable, $53.4 million in letters of credit, and $2.8 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Approximately 24% of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Regulation Nos. 20 and 133. Regulation 20 requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit are contained in Regulation 133 and include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer. In November 2010, Regulation No. 20 was amended to provide the New York Superintendent of Financial Services (the “New York Superintendent”) discretion to allow a reduction in collateral that qualifying reinsurers must post in order for New York domestic ceding insurers such as Navigators Insurance Company and Navigators Specialty Insurance Company to receive full financial statement credit. The “collateral required” percentages range from 0% – 100%, are based upon the New York Superintendent’s evaluation of a number of factors, including the reinsurer’s financial strength ratings, and apply to contracts entered into, renewed or having an anniversary date on or after January 1, 2011. In November 2011, the NAIC adopted similar amendments to its Credit for Reinsurance Model Act that would apply to certain non-U.S. reinsurers. States will have the option to retain a 100% funding requirement if they so choose and it remains to be seen whether and when states will amend their credit for reinsurance laws and regulations in accordance with such model act.

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

The Insurance Companies’ investments are subject to the oversight of their respective Boards of Directors and our Finance Committee of the Parent Company’s Board of Directors. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of Navigators Insurance Company and Navigators Specialty Insurance Company. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, structured securities, preferred stocks, common stocks, real estate mortgages and real estate. The U.K. Branch’s investments must also comply with the regulations set forth by the Prudential Regulation Authority (“PRA”) in the U.K.

The Lloyd’s Operations’ investments are subject to the direction and control of the Board of Directors and the Investment Committee of NUAL, as well as the Parent Company’s Board of Directors and Finance Committee. These investments must comply with the rules and regulations imposed by Lloyd’s and the PRA.

The table set forth below reflects our total investment balances, net investment income earned thereon and the related average yield for the last three calendar years:

	Year Ended December 31,
In thousands	2013	2012	2011
Invested Assets and Cash:
Insurance Companies	$1,954,429	$1,899,309	$1,767,190
Lloyd’s Operations	519,481	507,919	457,994
Parent Company	100,676	15,026	8,314

Consolidated	$2,574,586	$2,422,254	$2,233,498

Net Investment Income:
Insurance Companies	$49,083	$46,549	$54,164
Lloyd’s Operations	7,160	7,551	8,955
Parent Company	8	148	381

Consolidated	$56,251	$54,248	$63,500

Average Yield (amortized cost basis):
Insurance Companies	2.7%	2.6%	3.2%
Lloyd’s Operations	1.4%	1.3%	2.2%
Parent Company	0.0%	1.7%	1.4%
Consolidated	2.4%	2.4%	3.0%

As of December 31, 2013, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated investment grade by S&P and by Moody’s except for 46 securities with a fair value approximating $10.7 million. There was no collateralized debt obligations (“CDO’s”), asset-backed commercial paper or credit default swaps in our investment portfolio. As of December 31, 2013, 2012 and 2011, all fixed-maturity and equity securities held by us were classified as available-for-sale.

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

The Insurance Regulatory Information System, or IRIS, was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2013, the results for Navigators Insurance Company were within the usual values for all IRIS ratios except for one, and the results for Navigators Specialty Insurance Company were within the usual values for all IRIS ratios. The one ratio outside the usual values for the Navigators Insurance Company was related to the investment yield. The investment yield of Navigators Insurance Company for the year ended December 31, 2013 was 2.4%, which was below the expected 3-6.5% range due to a persistent low rate environment.

State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by Navigators Insurance Company and Navigators Specialty Insurance Company, their risk-based capital levels exceed the level that would trigger regulatory attention or company action. In their respective 2013 statutory financial statements, Navigators Insurance Company and Navigators Specialty Insurance Company have complied with the NAIC’s risk-based capital reporting requirements.

Both the NAIC and the New York Department have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The New York Department recently issued a circular letter announcing its expectations for the establishment and maintenance of an enterprise risk management (“ERM”) function by New York domestic insurers, while the NAIC recently adopted amendments to its Model Insurance Holding Company System Regulatory Act and Regulations, which include, among other amendments, a requirement for the ultimate controlling person to file an enterprise risk report.

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

United Kingdom

Our United Kingdom subsidiaries and our Lloyd’s Operations are subject to regulation by the Prudential Regulation Authority (PRA) (for prudential issues) and the Financial Conduct Authority (FCA) (for conduct of business issues), the successors to the FSA, as established by the Financial Services and Markets Act 2012. Our Lloyd’s Operations are also subject to supervision by the Council of Lloyd’s. The PRA and FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is regulated by the PRA and FCA and is required to implement certain rules prescribed by them, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and FCA also monitor Lloyd’s managing agents’ compliance with the systems and controls. If it appears to the PRA and or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA and or FCA may intervene at their discretion.

We participate in the Lloyd’s market through our ownership of NUAL and Navigators Corporate Underwriters Ltd. NUAL is the managing agent for Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2013, 2012 and 2011 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. By entering into a membership agreement with Lloyd’s, Navigators Corporate Underwriters Ltd. undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as Navigators Corporate Underwriters Ltd. and their respective directors, is subject to the Lloyd’s supervisory regime.

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

A European Union (“E.U.”) directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. Although Solvency II was originally stated to have become effective by October 31, 2012, implementation has been delayed several times. During November 2013, a vote was held in the European Parliament to amend and finalise the dates for implementation and transposition of the Solvency II Directive. The Parliament approved transposition being set for March 31, 2015 and implementation for January 1, 2016. Over the last few years, we have undertaken a significant amount of work to ensure that we meet the new requirements and this work will continue into 2014. Work has, and will continue, to focus on the capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is also a risk that if the Solvency II requirements are not met on an on-going basis they may impact our capital requirements for Navigators Insurance Company’s U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. An outstanding issue is the question about how Solvency II will be implemented is whether the new regulations will apply to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Work is ongoing in this area to find a solution that aligns to our longer term strategy.

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

Employees

As of December 31, 2013, we had 596 full-time employees of which 462 were located in the United States, 126 in the United Kingdom, 4 in Sweden, 2 in Belgium and 2 in Denmark.

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

We may not be successful in our diversification efforts which could adversely affect our results.

Over the past decade, we have diversified our business from being an ocean marine specialist to underwrite in a targeted number of specialties, including numerous third-party liability products in the casualty and professional liability niches. Our ability to produce profitable underwriting results and grow those businesses is highly dependent upon the quality of our underwriting and claims professionals and the extent of their expertise and quality of their individual risk-taking decisions. In addition, our results can be impacted by change in the competitive, regulatory and economic environment impacting those specific products.

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

The effects of emerging claim and coverage issues on our business are uncertain

As industry practices and legislative, regulatory, judicial, social, financial, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contact is issued.

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

Our fixed income portfolio is invested in high quality, investment-grade securities. However, we are generally permitted to hold up to 2% of our total investment portfolio in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While we have put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, we may experience default losses in our portfolio. This may result in a reduction of net income, capital and cash flows.

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

Ratings are a critical factor in establishing the competitive position of insurance companies. The Insurance Companies are rated by A.M. Best and S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best and S&P. Our rating with S&P is subject to a negative outlook. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore our business, could be adversely affected in a material manner. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. In addition, a significant downgrade could subject us to higher borrowing costs and our ability to access the capital markets could be negatively impacted. If we were to be downgraded below an “A-” an event of default would occur under our letter of credit facility. Further, a downgrade below BBB- by S&P would subject us to higher interest rates payable on our 5.75% Senior Notes due October 15, 2023. Refer to Note 8, Credit Facility, and Note 9, Senior Note, in the Notes to Consolidated Financial Statements for additional information regarding our credit facility and 5.75% Senior Notes, respectively.

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

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. Although Solvency II was originally stated to have become effective by October 31, 2012, implementation has been delayed several times. On January 31, 2014, EIOPA set up the timeline for the delivery of the Solvency II Implementing Technical Standards and Guidelines. It was stated that the overall goal was to deliver the regulatory and supervisory framework for the technical implementation of the Solvency II regime from the first day of application, January 1, 2016. Over the last few years we have undertaken a significant amount of work to ensure that we meet the new requirements and this work will continue into 2014. There is also a risk that if the Solvency II requirements are not met on an on-going basis they may impact our capital requirements for Navigators Insurance Company’s U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of Navigators Insurance Company, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. An outstanding issue is the question about how Solvency II will be implemented is whether the new regulations will apply to Navigators Insurance Company’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to Navigators Insurance Company in its entirety, we could be subject to even more onerous requirements under the new regulations. Work is ongoing in this area to find a solution that aligns to our longer term strategy.

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

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. Consequently, we may be indirectly exposed to recent uncertainties with regard to European sovereign debt holdings through certain of our reinsurers. A table of our 20 largest reinsurers by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium is presented in “Business” along with their rating from two rating agencies. The 20 largest reinsurers from the United States and Europe represent 76.3% of our Reinsurance Recoverables at December 31, 2013.

In addition, we invest in non-sovereign fixed maturities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of December 31, 2013, the fair value of such securities was $83.1 million, with an amortized cost of $82.8 million representing 3.8% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $42.8 million followed by the Netherlands with a total of $25.3 million. We have no direct material exposure to Greece, Portugal, Italy or Spain as of December 31, 2013.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive and administrative office is located at 400 Atlantic Street, Stamford, CT. Our lease for this space expires in October 2023. Our underwriting operations are in various locations with non-cancelable operating leases including Alpharetta, GA, Chicago, IL, Coral Gables, FL, Danbury, CT, Ellicott City, MD, Houston, TX, Irvine, CA, Iselin, NJ, Los Angeles, CA, New York City, NY, Philadelphia, PA, Pittsburgh, PA, Rye Brook, NY, San Francisco, CA, Schaumburg, IL, Seattle, WA, Stamford, CT, London, England, Antwerp, Belgium, Copenhagen, Denmark, Stockholm, Sweden.

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

Not applicable

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

The high, low and closing trade prices for the four quarters of 2013 and 2012 were as follows:

	2013			2012
	High	Low	Close	High	Low	Close
First Quarter	$59.50	$51.72	$58.75	$51.84	$44.43	$47.24
Second Quarter	$62.02	$54.13	$57.04	$51.45	$44.95	$50.05
Third Quarter	$61.50	$53.58	$57.77	$54.22	$46.41	$49.22
Fourth Quarter	$67.56	$54.28	$63.16	$54.00	$49.22	$51.07

Information provided to us by our transfer agent and proxy solicitor indicates that there are approximately 318 holders of record and 3,988 beneficial holders of our common stock, as of January 17, 2014.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, reflects the cumulative return on the Company’s common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2008 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2008 are measured as a change from this Base Period.

The comparison of five year cumulative returns among the Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns Year Ended December 31,
	Base Period
Company / Index	2008	2009	2010	2011	2012	2013
The Navigators Group, Inc.	100.00	85.79	91.69	84.97	90.58	112.02
S&P 500 Index	100.00	126.46	145.50	148.58	172.35	228.17
Insurance Index	100.00	112.21	122.57	122.25	146.83	203.05

The following Annual Return Percentage table reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage Year Ended December 31,
Company / Index	2009	2010	2011	2012	2013
The Navigators Group, Inc.	-14.21	6.88	-7.33	6.60	23.67
S&P 500 Index	26.46	15.06	2.11	16.00	32.39
Insurance Index	12.21	9.23	-0.26	20.11	38.29

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

Refer to Note 13, Dividends and Statutory Financial Information, in the Notes to Consolidated Financial Statements for additional information regarding dividends, including dividend restrictions and net assets available for dividend distribution.

Recent Sales of Unregistered Securities

None

Use of Proceeds from Public Offering of Debt Securities

On October 4, 2013 we completed a public offering of $265 million principal amount of 5.75% Senior Notes. The Company used the proceeds for general corporate purposes, including the redemption of our 7.0% Senior Notes due May 1, 2016.

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

	Year Ended December 31,
In thousands, except share and per share amounts	2013	2012	2011	2010	2009
Operating Information:
Gross written premiums	$1,370,517	$1,286,465	$1,108,216	$987,201	$1,044,918
Net written premiums	887,922	833,655	753,798	653,938	701,255
Net earned premiums	841,939	781,964	691,645	659,931	683,363
Net investment income	56,251	54,248	63,500	71,662	75,512
Net other-than-temporary impairment losses recognized in earnings	(2,393)	(858)	(1,985)	(1,080)	(11,876)
Net realized gains (losses)	22,939	41,074	11,996	41,319	9,216
Total revenues	917,564	877,916	766,385	776,975	762,880
Income (loss) before income taxes	92,273	91,736	32,734	98,829	86,848
Net income (loss)	63,466	63,762	25,597	69,578	63,158
Net income per share:
Basic	$4.49	$4.54	$1.71	$4.33	$3.73
Diluted	$4.42	$4.45	$1.69	$4.24	$3.65
Average common shares outstanding:
Basic	14,133,925	14,052,311	14,980,429	16,064,770	16,935,488
Diluted	14,345,553	14,327,820	15,183,285	16,415,266	17,322,020
Combined loss and expense ratio (1):
Loss ratio	61.6%	63.6%	69.0%	63.8%	63.8%
Expense ratio	33.2%	35.7%	35.7%	36.9%	33.4%

Total	94.8%	99.3%	104.7%	100.7%	97.2%

Balance sheet information:
Total investments and cash	$2,574,586	$2,422,254	$2,233,498	$2,154,328	$2,056,587
Total assets	4,169,452	4,007,670	3,670,007	3,531,459	3,453,994
Gross losses and LAE reserves	2,045,071	2,097,048	2,082,679	1,985,838	1,920,286
Net losses and LAE reserves	1,222,633	1,216,909	1,237,234	1,142,542	1,112,934
Senior Notes	263,308	114,424	114,276	114,138	114,010
Stockholders’ equity	902,212	879,485	803,435	829,354	801,519
Common shares outstanding	14,198,496	14,046,666	13,956,235	15,743,511	16,846,484
Book value per share (2)	$63.54	$62.61	$57.57	$52.68	$47.58
Statutory surplus of Navigators
Insurance Company	$804,073	$682,881	$662,162	$686,919	$645,820

(1)	- Calculated based on earned premiums.
(2)	- Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, professional liability insurance and construction coverages for onshore energy business at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2013, 2012 and 2011 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

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

We utilize the senior debt ratings from S&P. Our senior debt is rated BBB (Adequate) by S&P.

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

Our actuaries calculate indicated IBNR loss reserves for each line of business by underwriting year by major product groupings using standard actuarial methodologies which are projection or extrapolation techniques: the loss ratio method, the loss development method and the Bornheutter-Ferguson method. In general the loss ratio method is used to calculate the IBNR for only the most recent underwriting years or in the absence of any statistical data upon which to estimate ultimate losses while the Bornheutter-Ferguson method is used to calculate the IBNR for recent years where a statistical basis exists for that computation with the loss development method used for more mature underwriting years. When appropriate such methodologies are supplemented by the frequency/severity method, which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments. Each of these methodologies, which are described below, are generally applicable to both long tail and short tail lines of business depending on a variety of circumstances. In utilizing these methodologies to develop our IBNR loss reserves, a key objective of management in making their final selections is to deliberate with our actuaries to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them. This process requires the substantial use of informed judgment and is inherently uncertain as it can be influenced by numerous factors including:

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

The claims emergence patterns for various marine product lines vary substantially. Our largest marine product line is marine liability, which has one of the longer loss development patterns. Marine liability protects an insured’s business from liability to third parties stemming from their marine-related operations, such as terminal operations, stevedoring and marina operations. Since marine liability claims generally involve a dispute as to the extent and amount of legal liability that our insured has to a third party, these claims tend to take a longer time to develop and settle. Other longer-tail marine product lines include P&I insurance, which provides coverage for third party liability as well as injury to crew for vessel operators, and transport insurance, which provides both property and third party liability on a primary basis to businesses such as port authorities, marine terminal operators and others engaged in the infrastructure of international transportation. Other marine product lines have considerably shorter periods in which losses develop and settle. Ocean cargo insurance, for example, provides physical damage coverage to goods in the course of transit by water, air or land. By their nature, cargo claims tend to be reported quickly as losses typically result from an obvious peril such as fire, theft or weather. Similarly, bluewater hull insurance provides coverage against physical damage to ocean-going vessels. Such claims for physical damage generally are discovered, reported and settled quickly. The Company currently has extensive experience for all of these products and thus the IBNR loss reserves for all of the marine products are determined using the key assumptions and actuarial methodologies described above. Prior to 2007, however, as discussed below in the sensitivity analysis, the Company did not have sufficient experience in the transport product line and instead used its hull and liability products loss development experience as a key assumption in setting the IBNR loss reserves for its transport product.

Property Casualty

The reserves for property and casualty are established separately for each major product line, such as offshore energy, excess casualty, and accident and health reinsurance. Within Primary Casualty, the reserves are established separately for construction and non-construction risks. Our actuaries generally assume that historical loss development patterns are reasonable predictors of future loss patterns and deploy a variety of traditional actuarial techniques to develop a reasonable expectation of ultimate losses. However, there are a number of products for which the company has insufficient experience so as to generate credible actuarial projections. In those instances, we typically evaluate overall industry experience and rely on the input of underwriting and claims executives in setting assumptions for our IBNR reserves. We also attempt to make reasonable provisions for the impact of economic, legal and competitive trends in projecting future loss development.

A substantial portion of our Primary Casualty loss reserves are for liability policies issued to contractors, many of which are operating in California and other western states which have experiences significant amounts of litigation involving allegations of construction defect. Accordingly, contractor liability claims are categorized into two claim types: construction defect and other general liability. Other general liability claims typically derive from worksite accidents or from negligence alleged by third parties, and frequently take a long time to report and settle. Construction defect claims involve the discovery of damage to buildings that was caused by latent construction defects. These claims take a very long time to report and to settle compared to other general liability claims. Since construction defect claims report much later than other contractor liability claims, they are analyzed separately in an annual actuarial loss study.

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

Professional Liability

The professional liability policies mainly provide coverage on a claims-made basis mostly for a one-year period. The reserves for professional liability are analyzed separately by product. The major products are Directors’ and Officers’ Liability and Errors and Omissions Insurance. For Directors’ and Officers’ Liability, we evaluate and set loss reserves separately for primary policies for U.S. corporations; excess policies for U.S. corporations; and international companies.

The losses for D&O business are generally very severe and infrequent, and with some cases involving securities class actions. D&O claims report reasonably quickly, but take years to settle. In addition, our potential liability to pay a covered claim depends upon whether we have issued a primary policy, in which case the cost of defense is a large component of the ultimate loss, or an excess policy at a higher attachment point, in which case our policy is not impacted until the covered claim has exceeded the coverage available in the other policies that our policy is in excess of. Our loss estimates are based on expected losses, an assessment of the characteristics of reported losses at the claim level, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment. Significant judgment is involved because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. As time passes for a given underwriting year, we place additional weight on assumptions relating to our actual experience and claims outstanding. The expected ultimate losses may be adjusted up or down as the underwriting years mature.

Lloyd’s Operations

Reserves for the Company’s Lloyd’s Operations are reviewed separately for the marine, property and casualty, and professional liability lines by product. The major marine products are marine liability, transport, marine energy liability, cargo, specie and marine reinsurance. The major property and casualty products are offshore energy, engineering, onshore energy, operational engineering and direct and facultative property. The major products for professional liability are international D&O and international E&O.

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

Sensitivity Analysis

A range of reasonable estimates has been developed based on the historical volatility of held reserves vs. current estimates. The history indicates that Navigators held reserves tend to be 9% redundant with a standard deviation of 11%. We have ignored the historical conservatism and built a range around the current held amounts. The Company’s lines of business, the market pricing adequacy and the Company’s underwriting strategies have changed dynamically over the past eleven years. There is thus a significant risk that the potential volatility of the current reserve estimates could differ in a material manner from the historical trends.

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

The range of ultimate unpaid amounts determined as described above as follows:

		Reasonably Likely Range of Deviation
	Total Net	Redundancy		Deficiency
In thousands, except per share amounts	Loss Reserve	Amount	%	Amount	%
Insurance Companies:
Marine	$223,986	$21,701	9.7%	$24,030	10.7%
Property Casualty	527,650	65,121	12.3%	74,290	14.1%
Professional Liability	150,982	35,348	23.4%	46,154	30.6%

Total Insurance Companies (1)	902,618	84,577	9.4%	93,321	10.3%
Lloyd’s Operations:
Marine	218,745	13,178	6.0%	14,023	6.4%
Property Casualty	44,141	3,407	7.7%	3,691	8.4%
Professional Liability	57,129	8,575	15.0%	10,089	17.7%

Total Lloyd’s Operations (1)	320,015	18,633	5.8%	19,785	6.2%

Subtotal	1,222,633	103,209		113,106
Portfolio effect	—	(16,387)		(19,646)

Total	$1,222,633	$86,823	7.1%	$93,460	7.6%

Increase (decrease) to net income
Amount		$56,435		$(60,749)
Per Share (2)		$3.93		$(4.23)

(1)	- The totals for each segment are adjusted for portfolio effect. The portfolio effect is the reduction in risk which arises out of diversification in the portfolio.
(2)	- Calculated using average diluted shares of 14,345,553 for the year ended December 31, 2013.

Reinsurance Recoverables

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

For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. For structured securities, we assess whether the amortized cost basis of a fixed maturity security will be recovered by comparing the present value of cash flows expected to be collected to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of other-than-temporary impairment (“OTTI”) losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within Other Comprehensive Income (“OCI”).

For equity securities, in general, the Company focuses its attention on those securities with a fair value less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, the Company will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much the investment is below cost. If these securities are deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

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

Results of Operations

The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2013, 2012 and 2011. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses), net OTTI losses recognized in earnings, and the after-tax call premium charge in connection with the redemption of our 7.0% Senior Notes due May 1, 2016. Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands, except for per share amounts	2013	2012	2011	2012	2011
Gross written premiums	$1,370,517	$1,286,465	$1,108,216	6.5%	16.1%
Net written premiums	887,922	833,655	753,798	6.5%	10.6%
Total revenues	917,564	877,916	766,385	4.5%	14.6%
Total expenses	825,291	786,180	733,651	5.0%	7.2%

Pre-tax income (loss)	$92,273	$91,736	$32,734	0.6%	NM
Provision (benefit) for income taxes	28,807	27,974	7,137	3.0%	NM

Net income (loss)	$63,466	$63,762	$25,597	-0.5%	149.1%

Net income (loss) per common share:
Basic	$4.49	$4.54	$1.71
Diluted	$4.42	$4.45	$1.69

NM	- Percentage change not meaningful

Net income for the year ended December 31, 2013 was $63.5 million or $4.42 per diluted share compared to $63.8 million or $4.45 per diluted share for the year ended December 31, 2012. Operating earnings for the year ended December 31, 2013 were $61.7 million or $4.30 per diluted share compared to $37.6 million or $2.63 per diluted share for the comparable period in 2012. In comparison to net income, our operating earnings for the year ended December 31, 2013 excluded after-tax net realized gains of $14.9 million, after-tax OTTI losses of $1.5 million and an after-tax charge of $11.6 million for the call premium in connection with the redemption of our 7.0% Notes due May 1, 2016. For the year ended December 31, 2012, operating earnings excluded after-tax net realized gains of $26.7 million and after-tax OTTI losses of $0.6 million. The increase in our operating earnings was largely attributable to stronger underwriting results.

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

Our book value per share as of December 31, 2013 was $63.54, increasing 1.5% from $62.61 as of December 31, 2012. The slight growth in our book value per share is driven by the results of our operations and is mostly offset by a reduction in unrealized gains from our investment portfolio across all fixed income classes due to an increase in interest rates. Our consolidated stockholders’ equity increased 2.6% to $902.2 million as of December 31, 2013 compared to $879.5 million as of December 31, 2012.

Cash flow from operations were $136.9 million, $96.7 million and $118.3 million for the years ended December 31, 2013, 2012 and 2011. The increase in cash flow from operations for 2013 is largely attributable to the growth of our business as well as improved collections on premiums receivable. The decrease in cash flow from operations for 2012 was primarily due to an increase in claim payments, partially offset by improved collections on reinsurance recoverables as well as premiums receivables.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or loss for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Gross written premiums	$1,370,517	$1,286,465	$1,108,216	6.5%	16.1%
Net written premiums	887,922	833,655	753,798	6.5%	10.6%
Net earned premiums	841,939	781,964	691,645	7.7%	13.1%
Net losses and loss adjustment expenses	(518,961)	(497,433)	(476,997)	4.3%	4.3%
Commission expenses	(113,494)	(121,470)	(110,437)	-6.6%	10.0%
Other operating expenses	(164,434)	(159,079)	(138,029)	3.4%	15.3%
Other income (expenses)	(1,172)	1,488	1,229	NM	21.1%

Underwriting profit (loss)	$43,878	$5,470	$(32,589)	NM	NM
Net investment income	56,251	54,248	63,500	3.7%	-14.6%
Net other-than-temporary impairment losses recognized in earnings	(2,393)	(858)	(1,985)	NM	-56.8%
Net realized gains (losses)	22,939	41,074	11,996	-44.2%	NM
Call premium on Senior Notes	(17,895)	—	—	NM	NM
Interest expense	(10,507)	(8,198)	(8,188)	28.2%	0.1%

Income (loss) before income taxes	$92,273	$91,736	$32,734	0.6%	NM
Income tax expense (benefit)	28,807	27,974	7,137	3.0%	NM

Net income (loss)	$63,466	$63,762	$25,597	-0.5%	149.1%

Losses and loss adjustment expenses ratio	61.6%	63.6%	69.0%
Commission expense ratio	13.5%	15.5%	16.0%
Other operating expense ratio (1)	19.7%	20.2%	19.7%

Combined ratio	94.8%	99.3%	104.7%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful

The combined ratio for the year ended December 31, 2013 was 94.8%. Our pre-tax underwriting profit increased $38.4 million to a $43.9 million underwriting profit for December 31, 2013 compared to $5.5 million for the same period in 2012.

Our pre-tax underwriting profit for 2013 is driven by strong underwriting results affected by the mix of business and favorable loss trends of our Insurance Companies and our Lloyd’s Operations. Our Insurance Companies reported an underwriting profit of $25.6 million inclusive of $13.6 million and $16.3 million of underwriting profit from our Energy & Engineering and Marine businesses, respectively, in connection with favorable loss emergence from UY’s 2011 and prior. In addition, our Excess Casualty business produced an underwriting profit of $6.1 million as a result of continued strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our D&O business due to net prior period reserve strengthening from UYs 2010 and prior, and an underwriting loss of $3.4 million from businesses in run-off. Our Lloyd’s Operations reported an underwriting profit of $18.2 million due to continued favorable loss emergence from all businesses from UYs 2011 and prior, partially offset by large current accident year losses from our Lloyd’s Marine and Lloyd’s Energy & Engineering businesses.

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

Revenues

The following table sets forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013				2012				2011
	Gross		Net	Net	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned	Written		Written	Earned
In thousands	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
Insurance Companies:
Marine	$171,822	13%	$119,837	$129,276	$200,095	16%	$133,210	$142,181	$228,500	21%	$170,642	$169,018
Property Casualty	700,087	51%	462,942	409,480	590,741	46%	390,168	332,782	445,287	40%	293,758	231,297
Professional Liability	130,366	10%	97,229	100,582	130,489	10%	99,578	96,476	114,632	10%	77,991	72,148

Insurance Companies	1,002,275	74%	680,008	639,338	921,325	72%	622,956	571,439	788,419	71%	542,391	472,463

Lloyd’s Operations:
Marine	181,046	13%	134,627	138,690	194,423	15%	143,600	136,898	167,562	16%	137,206	145,659
Property Casualty	129,522	9%	42,334	37,722	127,028	10%	43,824	52,951	115,138	10%	56,249	55,903
Professional Liability	57,674	4%	30,953	26,189	43,689	3%	23,275	20,676	37,097	3%	17,952	17,620

Lloyd’s Operations	368,242	26%	207,914	202,601	365,140	28%	210,699	210,525	319,797	29%	211,407	219,182

Total	$1,370,517	100%	$887,922	$841,939	$1,286,465	100%	$833,655	$781,964	$1,108,216	100%	$753,798	$691,645

Gross Written Premiums

Gross written premiums increased $84.1 million, or 6.5%, to $1.37 billion for the year ended December 31, 2013 compared to $1.29 billion for the same period in 2012. The increase in gross written premiums is primarily attributed to growth within our Insurance Companies Property Casualty business, specifically from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors. In addition, we have experienced growth in Lloyd’s Professional Liability as a result of strong new business production. The aforementioned increases were partially offset by a decrease in our Insurance Companies Marine business in connection with the re-underwriting of our Inland Marine division and certain non-renewals from our Blue Water Hull product line, as well as a decrease in our Lloyd’s Marine business due to non-renewals from our Cargo and Transport product lines.

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

Average renewal premium rates for our Insurance Companies segment for the year ended December 31, 2013 increased as compared to the same period in 2012 across substantially all of our businesses within each segment. Our Insurance Companies Marine business has realized a 4.7%, 8.5% and 6.2% increase in rates for the Marine Liability, Inland Marine and Craft divisions, respectively. Within our Insurance Companies Property Casualty business we have realized a 4.6% increase in rates for the Excess Casualty division and a 2.5% increase in the Primary Casualty division, partially offset by a 2.7% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 3.4%, consisting of 5.0% and 2.7% for the D&O and E&O divisions, respectively. For the year ended December 31, 2013, average renewal premium rates for our Lloyd’s Operations segment include increases for Lloyd’s Marine and Lloyd’s Property Casualty of approximately 3.4% and 1.6%, respectively. Our Lloyd’s Professional Liability business experienced an average decrease of 1.7%.

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

Our reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for marine, property and certain casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional premium. The number of reinsurance reinstatements available varies by contract.

We record an estimate of the expected RRPs for losses ceded to excess-of-loss agreements where this feature applies.

We incurred $3.0 million, $26.9 million and $14.8 million of RRPs for the years ended December 31, 2013, 2012, and 2011, respectively. The total RRPs recorded in 2013 relate to large losses in our Marine business. The total RRPs recorded in 2012 included $11.1 million from several large losses on our marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy as well as $8.3 million in connection with our loss on Superstorm Sandy. The total RRPs recorded in 2011 are due to the large energy losses from our NavTech business and the accrual for large losses from our Marine business reflective of our shift to excess-of-loss reinsurance protection.

The following table sets forth our ceded written premiums by segment and major line of business for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Ceded	% of Gross	Ceded	% of Gross	Ceded	% of Gross
	Written	Written	Written	Written	Written	Written
In thousands	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Insurance Companies:
Marine	$51,985	30%	$66,885	33%	$57,858	25%
Property Casualty	237,145	34%	200,573	34%	151,529	34%
Professional Liability	33,137	25%	30,911	24%	36,641	32%

Insurance Companies	322,267	32%	298,369	32%	246,028	31%

Lloyd’s Operations:
Marine	46,419	26%	50,823	26%	30,356	18%
Property Casualty	87,188	67%	83,204	66%	58,889	51%
Professional Liability	26,721	46%	20,414	47%	19,145	52%

Lloyd’s Operations	160,328	44%	154,441	42%	108,390	34%

Total	$482,595	35%	$452,810	35%	$354,418	32%

Overall, the percentage of total ceded written premiums to total gross written premiums for the year ended December 31, 2013 and 2012 has remained constant at 35%. The decrease in percentage for Insurance Companies Marine is driven by a reduction in RRPs in connection with a reduction in large loss activity, partially offset by increase in ceded written premiums related to a true-up of certain estimated Minimum and Deposit (“M&D”) premium adjustments in the year. The Insurance Company Professional Liability percentage increased in 2013 due to an additional proportional contract covering this business. The increase in the percentage for the Lloyd’s Operations Property Casualty business is driven by an increased use of proportional reinsurance to support our offshore energy business for 2013.

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

Net Written Premiums

Net written premiums increased 6.5% for the year ended December 31, 2013 compared to the same period in 2012. The increase is due to the mix of our Insurance Companies Property Casualty business and is specifically driven by the continued growth of our Excess Casualty and Primary Casualty businesses and more RRPs recorded in 2012 in connection with several losses from our Marine businesses. The aforementioned increases are partially offset by a decrease in our Marine business in connection with the re-underwriting of our Inland Marine division.

Net written premiums increased 10.6% for the year ended December 31, 2012 compared to the same period in 2011. The increase is due to higher gross written premiums and the mix of business driven by our assumed reinsurance business written by NavRe, partially offset by higher premium cessions on our NavTech business and the additional RRPs recognized in our Marine business as discussed above.

Net Earned Premiums

Net earned premiums increased 7.7% for the year ended December 31, 2013 compared to the same period in 2012, driven by earnings from the continued growth of our Insurance Companies Excess Casualty, Primary Casualty, and our Assumed Reinsurance business, which includes the A&H lines that are recognized in earnings over a longer exposure period than our other lines of business. In addition, the increases are also attributable to the RRPs recorded in 2012, and are partially offset by a decrease from the re-underwriting of our Inland Marine business, as described above.

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

Net Investment Income

Our net investment income was derived from the following sources:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Fixed maturities	$53,898	$58,995	$65,060	-8.6%	-9.3%
Equity securities	4,835	3,945	5,071	22.6%	-22.2%
Short-term investments	774	1,694	964	-54.3%	75.7%

Total investment income	$59,507	$64,634	$71,095	-7.9%	-9.1%
Investment expenses	(3,256)	(10,386)	(7,595)	-68.7%	36.7%

Net investment income	$56,251	$54,248	$63,500	3.7%	-14.6%

The decrease in total investment income before investment expenses for all years presented was primarily due to lower investment yields. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.4%, 2.4% and 3.0% for the years ended December 31, 2013, 2012 and 2011, respectively. The years ended 2012 and 2011 included unusual amounts in investment expenses as discussed below. Excluding these items, the yields for 2012 and 2011 would have been 2.7% and 3.2%, respectively.

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

The portfolio duration was 3.7 years for the year ended December 31, 2013 and was 3.6 years for each of the years ended December 31, 2012 and 2011.

Net Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Fixed maturities	$(1,821)	$(11)	$(1,093)	NM	-99.0%
Equity securities	(572)	(847)	(892)	-32.5%	-5.0%

OTTI recognized in earnings	$(2,393)	$(858)	$(1,985)	NM	-56.8%

NM	- Percentage change not meaningful

Net OTTI losses for the year ended December 31, 2013 consisted of $1.8 million for one municipal bond and $0.6 million for three equity securities for which fair value was less than 80% of amortized cost for at least six months.

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

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Fixed maturities:
Gains	$8,539	$28,789	$11,678	-70.3%	146.5%
Losses	(2,797)	(1,915)	(7,044)	46.1%	-72.8%

Fixed maturities, net	$5,742	$26,874	$4,634	-78.6%	NM
Equity securities:
Gains	$17,955	$14,673	$9,319	22.4%	57.5%
Losses	(758)	(473)	(1,957)	60.3%	-75.8%

Equity securities, net	$17,197	$14,200	$7,362	21.1%	92.9%

Net realized gains (losses)	$22,939	$41,074	$11,996	-44.2%	NM

NM	- Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $22.9 million for the year ended December 31, 2013 are primarily due to the sale of equities. Net realized gains of $41.1 million for the year ended December 31, 2012 are primarily due to the sale of municipal bonds and equity securities in anticipation of continued market uncertainty, the proceeds of which were reinvested in U.S. Government Treasury bonds and equities. Net realized gains of $12.0 million for the year ended December 31, 2011 primarily included the sale of corporate bonds and equity mutual funds.

Other Income/Expense

Total other expense for the year ended December 31, 2013 was $1.2 million compared to total other income of $1.5 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Other income consists of foreign exchange gains and losses from our Lloyd’s Operations, commission income and inspection fees related to our specialty insurance business.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the years ended December 31, 2013, 2012 and 2011 is presented in the following table:

	Year Ended December 31,
Net Loss and LAE Ratio	2013	2012	2011
Net Loss and LAE Payments	61.0%	66.2%	55.3%
Change in reserves	0.7%	3.2%	13.4%

Subtotal—current year loss ratio	61.7%	69.4%	68.7%
Prior year deficiencies (redundancies)	-0.1%	-5.8%	0.3%

Net loss and LAE ratio	61.6%	63.6%	69.0%

The net loss and LAE ratio for the year ended December 31, 2013 decreased 2.0 percentage points to 61.6% from 63.6% for the year ended December 31, 2012. The decrease in the loss ratio reflects an improvement in the current accident year driven by mix of business, loss trends, and a reduction in large loss events as compared to the same period in 2012.

The net loss and LAE ratio for the year ended December 31, 2012 decreased 5.4 percentage points to 63.6% from 69.0% for the year ended December 31, 2011. The decrease in the loss ratio reflects improved loss experience due to net prior year reserve redundancies of $47.2 million, or 6 loss ratio points, from our Lloyd’s Operations and loss ratio trends driven by mix of business. The improvement in the loss ratio was partially offset by $14.5 million, or 1.9 loss ratio points of current year loss emergence from our Agriculture reinsurance business, and specific large loss events that occurred in the current year. The loss ratio includes a net loss of $12.1 million, exclusive of RRPs, or 1.5 loss ratio points, related to Superstorm Sandy and net losses of $2.8 million, exclusive of RRPs, or 0.4 loss ratio points, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

The segment and line of business breakdown of the net loss and LAE ratios for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Insurance Companies:
Marine	48.4%	77.4%	65.8%
Property Casualty	68.5%	70.8%	65.7%
Professional Liability	71.8%	73.8%	108.8%

Insurance Companies	65.0%	73.0%	72.3%
Lloyd’s Operations:
Marine	55.1%	37.3%	60.0%
Property Casualty	36.7%	44.7%	48.7%
Professional Liability	50.6%	26.8%	118.3%

Lloyd’s Operations	51.1%	38.2%	61.8%

Net loss and LAE ratio	61.6%	63.6%	69.0%

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

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Insurance Companies:
Marine	$(15,227)	$(10,010)	$1,348
Property Casualty	18,466	4,293	(6,828)
Professional Liability	10,191	7,613	17,582

Insurance Companies	$13,430	$1,896	$12,102
Lloyd’s Operations:
Marine	$(2,998)	$(30,735)	$(10,311)
Property Casualty	(14,574)	(6,890)	(5,434)
Professional Liability	2,876	(9,562)	5,788

Lloyd’s Operations	$(14,696)	$(47,187)	$(9,957)

Total deficiencies (redundancies)	$(1,266)	$(45,291)	$2,145

The following is a discussion of relevant factors related to the $1.3 million prior period net reserve releases recorded for the year ended December 31, 2013:

The Insurance Companies recorded $13.4 million of net strengthening primarily driven by our Property Casualty and Professional Liability businesses. Within the Property Casualty business, we reported net prior period reserve strengthening of $18.5 million, which includes $13.2 million of net strengthening from our Assumed Reinsurance division mostly attributable to our excess-of-loss A&H treaty business in connection with UYs 2012 and 2011, $10.4 million of strengthening from our Primary Casualty business related to our general liability coverage for general and artisan contractors, and a total of $2.1 million of strengthening for business in run-off. The aforementioned net prior period reserve strengthening was partially offset by $8.0 million of net prior period reserve releases from our Energy & Engineering division in connection with favorable emergence on our offshore energy lines written by our UK Branch.

Our Insurance Companies Professional Liability business reported net prior period reserve strengthening of $10.2 million largely attributable to $6.1 million reserve strengthening from our D&O division related to specific large claims for UYs 2010 and prior, and $4.4 million reserve strengthening from our E&O division related to specific large claims from our insurance agents, miscellaneous professional liability, and small lawyer lines from UYs 2011 and prior.

The aforementioned strengthening from our Insurance Companies Property Casualty and Professional Liability were partially offset by $15.2 million of net reserve releases from our Insurance Companies Marine business in connection with favorable emergence from our Marine liability lines for UYs 2012 and prior.

Our Lloyd’s Operations recorded $14.7 million of net reserve releases driven by our Property Casualty and Marine businesses partially offset by strengthening in our Professional Liability business. Within our Lloyd’s Property Casualty business we reported net prior period reserve releases of $14.6 million primarily from our Energy & Engineering division. Within our Lloyd’s Marine business we reported prior period reserve releases of $3.0 million driven by our marine liability business. Within our Lloyd’s Professional Liability business we reported strengthening of $2.9 million, inclusive of $6.1 million of strengthening in our Lloyd’s E&O business partially offset by $3.2 million of favorable emergence from our Lloyd’s D&O business.

The following is a discussion of relevant factors related to the $45.3 million prior period net reserve releases recorded for the year ended December 31, 2012:

The Insurance Companies recorded $1.9 million net strengthening. The Marine business had $10.0 million of net reserve releases, which were primarily driven by:

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

The Marine reserve releases were partially offset by net strengthening of $7.6 million from the small lawyer and accountants lines within our Professional Liability business. This strengthening was primarily driven by several large losses that caused the actual claims emergence for these lines to exceed the expected losses. We also incurred net reserve strengthening of $4.3 million within our Property Casualty segment, which were primarily attributable to two large hemophiliac claims from UY 2011 arising from our A&H business.

Our Lloyd’s Operations recorded $47.2 million of net prior period reserve releases across all businesses and divisions. In connection with the Company’s implementation of the Solvency II technical provisions in its Lloyd’s operation, the Company’s actuaries undertook a comprehensive review during 2012 of the historical claims emergence patterns for all lines of business underwritten through Syndicate 1221. As a result of this review, the Company updated the loss emergence patterns used to project ultimate losses for all such lines of business, aligning these loss emergence factors with the historical median. This caused a reduction in ultimate loss estimates for all Lloyd’s segments other than certain lines of business in Property Casualty segment, which increased. The Lloyd’s Operation also experienced significant reserve redundancies in several large claims. The amount of reserve redundancies attributable to these settlements was $5.0 million, consisting of $4.1 million from the Lloyd’s Marine business and $0.9 million from Lloyd’s Professional Liability business. A summary of the resulting prior period redundancies for each business within our Lloyd’s Operations by prior UY is set forth below:

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

Superstorm Sandy

During 2012, we recorded gross and net loss estimates of $66.7 million and $12.1 million, respectively, exclusive of $8.3 million for the cost of excess-of-loss reinstatement premiums related to the fourth quarter 2012 Superstorm Sandy. Our pre-tax net loss as a result of Superstorm Sandy was approximately $20.4 million which increased our combined ratio by 2.6 points.

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Superstorm Sandy for the periods indicated:

	Year Ended December 31,
In thousands	2013	2012
Gross of Reinsurance
Beginning gross reserves	$62,847	$—
Incurred loss & LAE	21	66,674
Calendar year payments	32,988	3,827

Ending gross reserves	$29,880	$62,847

Gross case loss reserves	$6,757	$26,294
Gross IBNR loss reserves	23,123	36,553

Ending gross reserves	$29,880	$62,847

Net of Reinsurance
Beginning net reserves	$8,628	$—
Incurred loss & LAE	(450)	12,087
Calendar year payments	7,720	3,459

Ending net reserves	$458	$8,628

Net case loss reserves	$338	$7,455
Net IBNR loss reserves	120	1,173

Ending net reserves	$458	$8,628

Hurricanes Gustav and Ike

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2008 Hurricanes Gustav and Ike for the periods indicated:

	Year Ended December 31,
In thousands	2013	2012	2011
Gross of Reinsurance
Beginning gross reserves	$15,777	$31,170	$40,095
Incurred loss & LAE	(11,260)	(12,551)	(77)
Calendar year payments	1,190	2,842	8,848

Ending gross reserves	$3,327	$15,777	$31,170

Gross case loss reserves	$2,821	$2,404	$7,317
Gross IBNR loss reserves	506	13,373	23,853

Ending gross reserves	$3,327	$15,777	$31,170

Net of Reinsurance
Beginning net reserves	$844	$1,150	$569
Incurred loss & LAE	(413)	(58)	141
Calendar year payments	(1)	248	(440)

Ending net reserves	$432	$844	$1,150

Net case loss reserves	$404	$344	$951
Net IBNR loss reserves	28	500	199

Ending net reserves	$432	$844	$1,150

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

The reserves for asbestos exposures as of December 31, 2013 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years and (ii) attritional asbestos claims that could be expected to occur over time. Substantially all of our asbestos liability reserves are included in our marine loss reserves.

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

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for our asbestos exposures for the periods indicated:

	Year Ended December 31,
In thousands	2013	2012	2011
Gross of Reinsurance
Beginning gross reserves	$24,223	$19,830	$20,513
Incurred loss & LAE	3,040	5,032	128
Calendar year payments	11,744	639	811

Ending gross reserves	$15,519	$24,223	$19,830

Gross case loss reserves	$13,254	$21,958	$13,565
Gross IBNR loss reserves	2,265	2,265	6,265

Ending gross reserves	$15,519	$24,223	$19,830

Net of Reinsurance
Beginning net reserves	$14,477	$15,089	$15,161
Incurred loss & LAE	724	(317)	(780)
Calendar year payments	4,887	295	(708)

Ending net reserves	$10,314	$14,477	$15,089

Net case loss reserves	$8,254	$12,417	$9,029
Net IBNR loss reserves	2,060	2,060	6,060

Ending net reserves	$10,314	$14,477	$15,089

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the years ended December 31, 2013, 2012 and 2011 was 13.5%, 15.5% and 16.0%, respectively. The decrease in commission expense for the year ended December 31, 2013 compared to the same period in 2012 is attributed to the changes in the mix of business, mostly driven by an increase in the ceding commission on the quota share program for our offshore energy business, and to a lesser extent RRPs recorded in 2012 in connection with loss events from our Marine business. The decrease in commission expense for the year ended December 31, 2012 compared to the same period in 2011 can be attributed to changes in the mix of business and to a lesser extent an increase in the ceding commission on the new quota share program for our offshore energy business, partially offset by additional RRPs in 2012 in connection with loss events from our Marine business.

Other Operating Expenses

Other operating expenses increased to $164.4 million for the year ended December 31, 2013 compared to $159.1 million for the same period during 2012. The increase is primarily due to continued investments in new underwriting teams closely aligned with business growth and an increase in incentive compensation.

Other operating expenses increased to $159.1 million for the year ended December 31, 2012 from $138.0 million for the same period in 2011 primarily due to continued investments in new underwriting teams closely aligned with business growth and an increase in incentive compensation, which is largely impacted by a reversal of stock grants expense recorded for 2011 related to performance based awards that were not expected to vest, and to a lesser extent the issuance of additional performance and non-performance restricted stock grants in 2012. Refer to Note 14, Stock Option Plans, Stock Grants, Stock Appreciation Rights and Employee Stock Purchase Plan, in the Notes to Consolidated Financial Statements for additional information regarding our expense for restricted stock grants.

Call Premium on Senior Notes

In the fourth quarter of 2013 we incurred a charge of $17.9 million for the payment of a call premium in connection with the redemption of our 7.0% Senior Notes due 2016.

Interest Expense

Interest expense relates to our Senior Notes. Interest expense increased to $10.5 million for the year ended December 31, 2013 from $8.2 million for the years ended December 31, 2012 and 2011 primarily due to the completion of our public debt offering of $265 million principal amount of 5.75% Senior Notes due October 15, 2023 and the subsequent redemption of the $115 million aggregate principal amount of our 7% Senior Notes due May 1, 2016. The effective interest rate related to the 5.75% Senior Notes and 7.0% Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 5.86% and 7.17%, respectively.

Income Taxes

We recorded income tax expense of $28.8 million, $28.0 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011 respectively. The effective tax rates were 31.2%, 30.5% and 21.8% for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in the effective tax rate from 2012 to 2013 is due to a smaller percentage of tax-exempt interest earned during 2013. The increase in effective tax rate from 2011 to 2012 resulted primarily from a higher percentage of pre-tax income being subject to the maximum federal income tax rate in 2012, due in part to net realized gains on the sales of investments. The effective tax rate on net investment income was 27.8%, 26.8% and 27.6% for the years ended December 31, 2013, 2012 and 2011 respectively.

As of December 31, 2013, the net deferred federal, foreign, state and local tax assets were $28.2 million, compared to $3.2 million as of December 31, 2012 with the change primarily due to the increase in unrealized losses on investments and the increase in the deferred tax asset for unearned premium reserve, in line with the growth of our business.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.6 million and $0.5 million as of December 31, 2013 and 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million and $0.2 million for December 31, 2013 and 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of December 31, 2013 expire from 2023 to 2031. Refer to Footnote 7, Income Taxes, included herein, for further detail on the temporary differences that give rise to federal, foreign, state and local deferred tax assets or liabilities.

The Company has not provided for U.S. income taxes on approximately $20.3 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.1 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Segment Information

We classify our business into two underwriting segments consisting of the Insurance Companies and the Lloyd’s Operations, which are separately managed by division and aggregated into each underwriting segment, and a Corporate segment. Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and The Navigator’s Group, Inc.’s (the “Parent Company’s”) operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.

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

The following table sets forth the results of operations for the Insurance Companies for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Gross written premiums	$1,002,275	$921,325	$788,419	8.8%	16.9%
Net written premiums	680,008	622,956	542,391	9.2%	14.9%
Net earned premiums	639,338	571,439	472,463	11.9%	20.9%
Net losses and loss adjustment expenses	(415,413)	(417,082)	(341,625)	-0.4%	22.1%
Commission expenses	(81,132)	(81,370)	(64,165)	-0.3%	26.8%
Other operating expenses	(119,920)	(113,625)	(101,517)	5.5%	11.9%
Other income (expense)	2,764	3,790	3,955	-27.1%	-4.2%

Underwriting profit (loss)	$25,637	$(36,848)	$(30,889)	NM	19.3%
Net investment income	49,083	46,549	54,164	5.4%	-14.1%
Net realized gains (losses)	20,600	36,468	12,151	-43.5%	NM

Income (loss) before income taxes	$95,320	$46,169	$35,426	106.5%	30.3%
Income tax expense (benefit)	29,965	12,686	8,271	136.2%	53.4%

Net income (loss)	$65,355	$33,483	$27,155	95.2%	23.3%

Losses and loss adjustment expenses ratio	65.0%	73.0%	72.3%
Commission expense ratio	12.7%	14.2%	13.6%
Other operating expense ratio (1)	18.3%	19.2%	20.6%

Combined ratio	96.0%	106.4%	106.5%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful

Our Insurance Companies reported net income of $65.4 million, $33.5 million and $27.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in net income for the year ended December 31, 2013 as compared to the same period in 2012 was due to an improvement in underwriting results. The increase in net income for the year ended December 31, 2012 as compared to the same period in 2011 was largely related to an increase in net realized gains on our investment portfolio, partially offset by a decrease in investment income driven by lower yields and unfavorable underwriting results

Our Insurance Companies combined ratio for the year ended December 31, 2013 was 96.0% compared to 106.4% for the same period in 2012. Our Insurance Companies pre-tax underwriting results increased by $62.4 million to an underwriting profit of $25.6 million compared to an underwriting loss of $36.8 million for the same period in 2012.

Our Insurance Companies reported an underwriting profit of $25.6 million inclusive of $13.6 million and $16.3 million of underwriting profit from our Energy & Engineering and Marine businesses, respectively, in connection with favorable loss emergence from UY’s 2011 and prior. In addition, our Excess Casualty business produced an underwriting profit of $6.1 million as a result of continued strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our D&O business due to net prior period reserve strengthening from UYs 2010 and prior, and an underwriting loss of $3.4 million from businesses in run-off.

Our Insurance Companies combined ratio for the year ended December 31, 2012 was 106.4% compared to 106.5% for the same period in 2011. Our Insurance Companies pre-tax underwriting results decreased by $6.0 million to a $36.8 million underwriting loss for the year ended December 31, 2012 compared to an underwriting loss of $30.9 million for the same period in 2011. The Insurance Companies’ pre-tax underwriting loss in 2012 includes the following:

•	2012 accident year loss emergence of $14.5 million from our Agriculture business that was driven by significant drought related crop losses across the U.S.

•	Net loss of $12.8 million, inclusive of $6.3 million in RRPs, related to Superstorm Sandy. Gross of reinsurance the Insurance Companies’ loss related to Superstorm Sandy was approximately $45.2 million.

•	Net losses of $9.9 million, inclusive of $9.2 million in RRPs, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our Insurance Companies combined ratio for the year ended December 31, 2011 was 106.5% compared to 101.2% for the same period in 2010. Our Insurance Companies pre-tax underwriting loss increased by $25.6 million to a $30.9 million as of December 31, 2011 compared to $5.3 million for the same period in 2010. The Insurance Companies’ pre-tax underwriting loss in 2011 includes the following:

•	2011 accident year energy losses with a net loss of $16.1 million, inclusive of $5.5 million in RRPs, related to drilling operations in the North Sea, Gulf of Mexico and Russia.

•	Prior period net reserve deficiencies of $12.1 million largely attributable to significant emergence in our Professional Liability business, partially offset by redundancies from our Property Casualty business.

•	2011 accident year loss emergence of approximately $11.0 million related to our Professional Liability business, of which approximately $8.0 million was specific to our Directors and Officers liability insurance for both publicly and privately held corporations. The remaining $3.0 million of emergence was specific to our small lawyers and miscellaneous professional liability coverages.

In addition to the net adverse impacts noted above, the increase in our Insurance Companies’ pre-tax underwriting loss in 2011 over 2010 was affected by the mix of business and loss trends.

Insurance Companies Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Marine Liability	$62,534	$64,429	$74,429	-2.9%	-13.4%
Craft/Fishing Vessels	32,320	25,018	21,714	29.2%	15.2%
Cargo	21,162	25,840	23,333	-18.1%	10.7%
Protection & Indemnity	16,442	17,767	20,496	-7.5%	-13.3%
Inland Marine	14,727	33,982	33,120	-56.7%	2.6%
Bluewater Hull	12,609	18,134	18,695	-30.5%	-3.0%
Other Marine	12,028	14,925	36,713	-19.4%	-59.3%

Total Marine	$171,822	$200,095	$228,500	-14.1%	-12.4%

The Insurance Companies Marine gross written premiums for the year ended December 31, 2013 decreased 14.1% compared to the same period in 2012 primarily due to the re-underwriting of our Inland Marine business, as well as a reduction in the Bluewater Hull business due to less business written due to pricing on certain accounts and vessel types that did not meet our underwriting standards. In addition, the decrease in Cargo was related to non renewed business that did not meet the current underwriting criteria. The aforementioned decreases were slightly offset by growth in Craft and Fishing Vessels products due to strong new business production. The Insurance Companies Marine business experienced a 4.1% increase in renewal rates for the year ended December 31, 2013.

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

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Excess Casualty	$258,791	$194,306	$130,166	33.2%	49.3%
Assumed Reinsurance	175,409	181,025	106,496	-3.1%	70.0%
Primary Casualty	138,551	111,595	108,744	24.2%	2.6%
Energy & Engineering	69,171	61,109	57,641	13.2%	6.0%
Environmental Liability	31,010	25,815	20,323	20.1%	27.0%
Other Property & Casualty	27,155	16,891	21,917	60.8%	-22.9%

Total Property Casualty	$700,087	$590,741	$445,287	18.5%	32.7%

The Insurance Companies Property Casualty gross written premiums for the year ended December 31, 2013 increased 18.5% compared to the same period in 2012. The increases were primarily driven by the growth from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, partially offset by a decrease in our Assumed Reinsurance business attributable to the non-renewal of certain policies from our A&H business, respectively.

The Insurance Companies Property Casualty gross written premiums for the year ended December 31, 2012 increased 32.7% compared to the same period in 2011. The increases were primarily driven by our assumed reinsurance business written by NavRe as the division continued to achieve successful growth since its establishment in late 2010. Additionally, we experienced growth in our Excess Casualty division resulting from strong production attributable to the expansion of our underwriting team and dislocation of certain competitors.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Errors & Omissions	$86,001	$87,221	$69,275	-1.4%	25.9%
Management Liability	44,365	43,268	45,357	2.5%	-4.6%

Total Professional Liability	$130,366	$130,489	$114,632	-0.1%	13.8%

The Insurance Companies Professional Liability gross written premiums for the years ended December 31, 2013 and 2012 are consistent at approximately $130 million. In the fourth quarter of 2013, we made the decision to exit the small lawyers professional liability business. This business contributed gross written premiums of $16.3 million, $19.1 million, and $18.9 million, in 2013, 2012, and 2011, respectively.

The Insurance Companies Professional Liability gross written premiums for the year ended December 31, 2012 increased 13.8% compared to the same period in 2011. The increase is related to our E&O division and is driven by growth from the real estate product, which produced $19.3 million in gross written premiums in 2012, as well as from an overall 5.7% increase in renewal rates.

Insurance Companies Other Operating Expenses

Other operating expenses for the Insurance Companies increased to $119.9 million for the year ended December 31, 2013 from $113.6 million for the same period in 2012 primarily due to an increase in allocated expenses from NMC and NMUK, which is driven by continued investments in new underwriting teams, closely aligned with business growth and an increase in incentive compensation.

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

The following table sets forth the results of operations of the Lloyd’s Operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Gross written premiums	$368,242	$365,140	$319,797	0.8%	14.2%
Net written premiums	207,914	210,699	211,407	-1.3%	-0.3%
Net earned premiums	202,601	210,525	219,182	-3.8%	-3.9%
Net losses and loss adjustment expenses	(103,548)	(80,351)	(135,372)	28.9%	-40.6%
Commission expenses	(34,710)	(42,449)	(48,341)	-18.2%	-12.2%
Other operating expenses	(44,514)	(45,454)	(36,512)	-2.1%	24.5%
Other income (expense)	(1,588)	47	(657)	NM	NM

Underwriting profit (loss)	$18,241	$42,318	$(1,700)	-56.9%	NM
Net investment income	7,160	7,551	8,955	-5.2%	-15.7%
Net realized gains (losses)	(58)	3,555	(2,354)	NM	NM

Income (loss) before income taxes	$25,343	$53,424	$4,901	-52.6%	NM
Income tax expense (benefit)	8,728	18,620	1,523	-53.1%	NM

Net income (loss)	$16,615	$34,804	$3,378	-52.3%	NM

Losses and loss adjustment expenses ratio	51.1%	38.2%	61.8%
Commission expense ratio	17.1%	20.2%	22.1%
Other operating expense ratio (1)	22.8%	21.5%	16.9%

Combined ratio	91.0%	79.9%	100.8%

(1)	- Includes Other operating expenses & Other income (expense)
NM	- Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $16.6 million, $34.8 million and $3.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in net income for the year ended December 31, 2013 compared to the same period in 2012 is due to a reduction in underwriting profit. The increase in net income for the year ended December 31, 2012 as compared to the same period in 2011 was largely attributable to stronger underwriting results and to a lesser extent an increase in net realized gains on investments.

Our Lloyd’s Operations combined ratio for the year ended December 31, 2013 was 91.0% compared to 79.9% for the same period in 2012. Our Lloyd’s pre-tax underwriting results decreased by $24.1 million to $18.2 million underwriting profit for the year ended December 31, 2013 compared to $42.3 million in 2012. Our Lloyd’s Operations pre-tax underwriting profit for the twelve months ended December 31, 2013 includes $14.7 million of net prior period reserve redundancies in connection with continued favorable emergence from our Lloyd’s Property Casualty business, specifically Energy & Engineering and Marine businesses as well as a $1.6 million foreign exchange loss on the re-measurement of certain deposits required by Lloyd’s.

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

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity was £195 million ($323.7 million) in 2013, £184 million ($300 million) in 2012, £175 million ($271 million) in 2011.

Marine Premiums. The gross written premiums for our Marine business for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Cargo	$52,469	$57,787	$46,896	-9.2%	23.2%
Marine Liability	39,831	39,417	41,424	1.1%	-4.8%
Transport	20,871	22,912	6,618	-8.9%	NM
Specie	21,395	21,772	20,611	-1.7%	5.6%
Energy Liability	16,259	18,747	12,391	-13.3%	51.3%
Marine Excess-of-Loss Reinsurance	15,328	15,309	16,730	0.1%	-8.5%
War	9,139	11,520	12,856	-20.7%	-10.4%
Bluewater Hull	5,754	6,959	10,036	-17.3%	-30.7%

Total Marine	$181,046	$194,423	$167,562	-6.9%	16.0%

NM	- Percentage change not meaningful

Our Lloyd’s Operations Marine gross written premiums for the year ended December 31, 2013 decreased 6.9% compared to the same period in 2012. The decrease is driven by reduction in renewals across the division, particularly on Cargo. The Lloyd’s Operation Marine business experienced average renewal rate increases of 3.4% for the year ended December 31, 2013.

Our Lloyd’s Operations Marine gross written premiums for the year ended December 31, 2012 increased 16.0% compared to the same period in 2011. The increase in Lloyd’s Marine premiums is primarily related to growth within Cargo and the transfer of the Transport business to the Lloyd’s Operations from the U.K. Branch.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Energy & Engineering:
Offshore Energy	$54,605	$53,915	$46,212	1.3%	16.7%
Engineering and Construction	30,159	36,178	32,292	-16.6%	12.0%
Onshore Energy	30,787	30,658	30,247	0.4%	1.4%
Direct and Facultative Property	9,140	—	—	NM	NM

Energy & Engineering	124,691	120,751	108,751	3.3%	11.0%
Assumed Reinsurance	2,298	—	—	NM	NM
Other Property Casualty	2,533	6,277	6,387	-59.6%	-1.7%

Total Property Casualty	$129,522	$127,028	$115,138	2.0%	10.3%

NM — Percentage change not meaningful.

Our Lloyd’s Operations Property Casualty gross written premiums for the year ended December 31, 2013 increased 2.0% compared to the same period in 2012. The increase is primarily due to new business growth from our direct and facultative property lines that we began writing in 2013, partially offset by Engineering and Construction and the runoff of the bloodstock class. The Lloyd’s Operations Property Casualty business achieved increases of 1.6% on renewal rates for the year ended December 31, 2013.

Our Lloyd’s Operations Property Casualty gross written premiums for the year ended December 31, 2012 increased 10.3% compared to the same period in 2011. The increase is primarily due to growth within the Offshore Energy book due to new business opportunities. In addition, Property Casualty benefited from increases in average renewal rates of 7.4%.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,			Percentage Change
				2013 vs.	2012 vs.
In thousands	2013	2012	2011	2012	2011
Management Liability	$41,989	$32,036	$27,895	31.1%	14.8%
Errors & Omissions	15,685	11,653	9,202	34.6%	26.6%

Total Professional Liability	$57,674	$43,689	$37,097	32.0%	17.8%

Our Lloyd’s Operations Professional Liability gross written premiums for the year ended December 31, 2013 increased 32.0% compared to the same period in 2012 as a result of new business growth, partially offset by decreases in renewal rates of 1.7% for the year ended December 31, 2013.

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

Tabular Disclosure of Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2013:

	Payments Due by Period
In thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for losses and LAE (1)	$2,045,071	$753,642	$724,792	$316,750	$249,887
5.75% Senior Notes (2)	414,201	15,238	30,475	30,475	338,013
Operating Leases (3)	61,951	11,061	20,320	14,874	15,696

Total	$2,521,223	$779,941	$775,587	$362,099	$603,596

(1)	The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $822.4 million. See “Business – Loss Reserves” included herein.
(2)	Includes interest payments.
(3)	Obligation includes rent and rent items. Rent items are estimates based on the lease agreement due to uncontrollable fluctuations of actual costs.

The State of Connecticut awarded the Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) as an incentive to move its corporate headquarters to Stamford Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness under conditions of the agreement with the State. The amount of the assistance to be received is dependent on the Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. The Company completed the move to Stamford in September 2013 and received $7.5 million for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of December 31, 2013, the length of time commitment has not been met, however, the Company expects to meet all the conditions to keep the amount of assistance received to date, and therefore has excluded this contractual obligation from the table above. Accordingly, the Company is recognizing the assistance received over the period in which the Company recognizes the expenses for which the assistance is intended to compensate, and is recognized as a reduction of such expenses. During the year ended December 31, 2013, the Company recognized $0.3 million of the assistance and has deferred revenue of $7.2 million, which is included in other liabilities.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of December 31, 2013 and 2012, our capital resources were as follows:

	December 31,
In thousands	2013	2012
Senior Notes	$263,308	$114,424
Stockholders’ equity	902,212	879,485

Total capitalization	$1,165,520	$993,909

Ratio of debt to total capitalization	22.6%	11.5%

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

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. The Parent Company’s cash obligations primarily consist of semi-annual interest payments on the senior debt, which are currently $7.6 million. Going forward, the interest payments may be made from funds currently at the Parent Company or dividends from its subsidiaries.

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of December 31, 2013, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2014 without prior regulatory approval is $80.4 million. Navigators Insurance Company paid $15.0 million and $45.0 million in dividends to the Parent Company in 2012 and 2011, respectively.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of December 31, 2013 and 2012 that amount was $11.6 million (£7.0 million) and $8.6 million (£5.3 million).

Refer to Note 13, Dividends and Statutory Financial Information, in the Notes to Consolidated Financial Statements for additional information regarding dividends, including dividend restrictions and net assets available for dividend distribution.

Condensed Parent Company balance sheets as of December 31, 2013 and 2012 are shown in the table below:

	December 31,
In thousands	2013	2012
Cash and investments	$100,676	$15,026
Investments in subsidiaries	1,040,214	955,024
Goodwill and other intangible assets	2,534	2,534
Other assets	26,538	23,219

Total assets	$1,169,962	$995,803

Senior Notes	$263,308	$114,424
Accounts payable and other liabilities	802	552
Accrued interest payable	3,640	1,342

Total liabilities	$267,750	$116,318

Stockholders’ equity	$902,212	$879,485

Total liabilities and stockholders’ equity	$1,169,962	$995,803

On October 4, 2013, we completed a public debt offering of $265 million principal amount of 5.75% Senior Notes due October 15, 2023 (“5.75% Senior Notes”) and received net proceeds of $263 million. We used the proceeds of the 5.75% Senior Notes for general corporate purposes including the redemption of our 7.0% Senior Notes due May 1, 2016. We incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes due 2016. The effective interest rate related to the net proceeds received from the 5.75% Senior Notes is approximately 5.86%. Interest will be paid on the 5.75% Senior Notes each April 15 and October 15 with the first payment due on April 15, 2014.

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2013, letters of credit with an aggregate face amount of $151.9 million were outstanding under the credit facility and we have $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of December 31, 2013.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of December 31, 2013 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

Liquidity

Consolidated Cash Flows

Net cash provided by operating activities for the year ended December 31, 2013, 2012 and 2011 was $136.9 million, $96.7 million and $118.3 million, respectively. The increase in cash flow from operations for 2013 as compared to 2012 is largely attributable to the growth of our business as well as improved collections on premiums receivable. The decrease in cash flow from operations for 2012 as compared to 2011 was due to an increase in claims payments, partially offset by improved collections on reinsurance recoverables as well as premiums receivable.

Net cash used in investing activities was $229.9 million and 179.8 million for the years ended December 31, 2013 and 2012, respectively, as compared to net cash provided by investing activities of $66.0 million for the same period in 2011. Fluctuations in cash provided by, or used in, investing activities is primarily due to the ongoing management of our investment portfolio.

Net cash provided by financing activities was $134.2 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively, compared to net cash used in financing activities of $88.8 million for the year ended December 31, 2011. The increase in cash flows from financing for 2013 compared to 2012 is due to net proceeds of $130.8 million received from our public debt offering of the 5.75% Senior Notes. The significant reduction in the use of cash by financing activities for 2012 as compared to 2011 is primarily related to repurchases of the Parent Company’s common stock under our share repurchase program which expired on December 31, 2011 and was not renewed.

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

Investments

As of December 31, 2013, the weighted average rating of our fixed maturity investments was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $15.1 million, consists of investment grade bonds. As of December 31, 2013, our portfolio had a duration of 3.7 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of December 31, 2013 and 2012, all fixed maturity securities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of December 31, 2013 and 2012. The tables below include OTTI securities recognized within OCI.

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Amortized
In thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities—common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Amortized
In thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of December 31, 2013 and 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.5 million and $20 thousand, respectively.

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

Invested assets increased in 2013 from the prior comparable periods for 2012 and 2011 primarily due to proceeds from the debt offering and reinvestment of interest received. The annualized pre-tax yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.4%, 2.4% and 3.0% for the years ended December 31, 2013, 2012 and 2011, respectively. The 2.4% and 3.0% annualized pre-tax yield for the years ended December 31, 2012 and 2011 include investment expenses of $4.5 million and $4.7 million, respectively, for a total of $9.2 million, of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. In addition, investment expenses for the year ended December 31, 2012 includes a $2.8 million investment performance fee. Excluding the impact of the aforementioned interest expense and investment performance fee, the annualized pre-tax yield for the year ended December 31, 2012 and 2011 would have been 2.7% and 3.2%, reflective of the general decline in market yields.

The tax equivalent yields for the years ended December 31, 2013, 2012 and 2011 on a consolidated basis were 2.5%, 2.6% and 3.5%, respectively. The portfolio duration was 3.7 years and 3.6 years for the years ended December 31, 2013 and 2012, respectively. Since the beginning of 2013, the tax-exempt portion of our investment portfolio has increased by $131 million to approximately 20.1% of the fixed maturities investment portfolio as of December 31, 2013 compared to approximately 13.2% at December 31, 2012.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of December 31, 2013 are shown in the following table:

	December 31, 2013
		Amortized
In thousands	Fair Value	Cost
Due in one year or less	$85,240	$84,691
Due after one year through five years	627,515	615,267
Due after five years through ten years	443,197	446,918
Due after ten years	251,009	258,480
Mortgage- and asset-backed securities	640,912	631,643

Total	$2,047,873	$2,036,999

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.5 years.

The following table sets forth the amount and percentage of our fixed maturities as of December 31, 2013 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	December 31, 2013
			Percent
In thousands	Rating	Fair Value	of Total
Rating description:
Extremely strong	AAA	$348,908	17%
Very strong	AA	1,047,155	51%
Strong	A	452,455	22%
Adequate	BBB	184,302	9%
Speculative	BB & Below	11,500	1%
Not rated	NR	3,553	0%

Total	AA	$2,047,873	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of December 31, 2013 and 2012:

	December 31, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$395,762	$1,982	$(8,636)	$402,416
Agency bonds	42,544	796	(186)	41,934
Foreign government bonds	3,379	76	(33)	3,336

Total	$441,685	$2,854	$(8,855)	$447,686

	December 31, 2012
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$414,503	$4,441	$(10)	$410,072
Agency bonds	155,465	3,331	(11)	152,145
Foreign government bonds	79,724	882	(15)	78,857

Total	$649,692	$8,654	$(36)	$641,074

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2013. The securities that are not rated in the table below are primarily state bonds.

In thousands		December 31, 2013
	Equivalent			Net
Equivalent	Moody’s	Fair	Amortized	Unrealized
S&P Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$439,508	$444,448	$(4,940)
BBB	Baa	17,361	16,817	544
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,553	3,510	43

Total		$460,422	$464,775	$(4,353)

The following table sets forth the municipal bond holdings by sectors as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Fair	Percent	Fair	Percent
In thousands	Value	of Total	Value	of Total
Municipal Sector:
General obligation	$125,063	27%	$73,642	23%
Prerefunded	15,835	3%	22,692	7%
Revenue	270,016	59%	183,096	57%
Taxable	49,508	11%	43,517	13%

Total	$460,422	100%	$322,947	100%

We own $95.6 million of municipal securities which are credit enhanced by various financial guarantors. As of December 31, 2013, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

We analyze our mortgage-backed and asset-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”) which are Federal government sponsored entities, and the non-FNMA and non-FHLMC securities broken out by prime, Alternative A-paper (“Alt-A”) and subprime collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under the Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of December 31, 2013:

	December 31, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	Losses	Cost
Agency mortgage-backed securities:
GNMA	$122,079	$2,707	$(3,645)	$123,017
FNMA	132,731	3,232	(2,058)	131,557
FHLMC	46,464	840	(313)	45,937

Total agency mortgage-backed securities	$301,274	$6,779	$(6,016)	$300,511

Residential mortgage-backed securities:
Prime	$17,932	$500	$(137)	$17,569
Alt-A	1,885	77	(24)	1,832
Subprime	543	14	—	529
Non-US RMBS	21,395	621	—	20,774

Total residential mortgage-backed securities	$41,755	$1,212	$(161)	$40,704

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2013:

In thousands		December 31, 2013
	Equivalent			Net
Equivalent	Moody’s	Fair	Amortized	Unrealized
S&P Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$22,158	$21,511	$647
BBB	Baa	8,947	8,953	(6)
BB	Ba	1,520	1,566	(46)
B	B	2,051	2,050	1
CCC or lower	Caa or lower	7,079	6,624	455
NR	NR	—	—	—

Total		$41,755	$40,704	$1,051

Details of the collateral of our asset-backed securities portfolio as of December 31, 2013 are presented below:

								Amortized	Unrealized
In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Cost	Gain (Loss)
Auto loans	$17,036	$—	$7,164	$—	$—	$—	$24,200	$24,091	$109
Credit cards	31,520	—	—	—	—	—	31,520	31,313	207
Collateralized Loan Obligations	48,465						48,465	48,864	(399)
Time Share	—	—	10,825	—	—	—	10,825	10,632	193
Student Loans	2,587	2,524	—	—	—	—	5,111	5,060	51
Miscellaneous	5,012	—	—	—	—	—	5,012	5,000	12

Total	$104,620	$2,524	$17,989	$—	$—	$—	$125,133	$124,960	$173

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2013:

In thousands		December 31, 2013
	Equivalent			Net
Equivalent	Moody’s	Fair	Amortized	Unrealized
S&P Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$172,750	$165,468	$7,282
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$172,750	$165,468	$7,282

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2013:

In thousands		December 31, 2013
	Equivalent			Net
Equivalent	Moody’s	Fair	Amortized	Unrealized
S&P Rating	Rating	Value	Cost	Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$346,011	$339,071	$6,940
BBB	Baa	157,993	152,974	5,019
BB	Ba	850	850	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$504,854	$492,895	$11,959

The company holds non-sovereign securities, where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of December 31, 2013, the fair value of such securities was $83.1 million, with an amortized cost of $82.8 million representing 3.8% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $42.8 million followed by the Netherlands with a total of $25.3 million. We have no direct material exposure to Greece, Portugal, Italy or Spain as of December 31, 2013.

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2013 and 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	December 31, 2013			December 31, 2012
			Gross			Gross
	Number of		Unrealized	Number of		Unrealized
In thousands, except # of securities	Securities	Fair Value	Loss	Securities	Fair Value	Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	27	$136,360	$1,096	8	$23,760	$22
7-12 months	26	149,370	7,759	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	53	$285,730	$8,855	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	28	$40,132	$297	10	$21,299	$325
7-12 months	104	205,152	12,100	—	—	—
> 12 months	6	12,357	1,254	4	2,908	55

Subtotal	138	$257,641	$13,651	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	39	$39,458	$434	10	$62,516	$174
7-12 months	64	77,860	3,768	2	1,671	30
> 12 months	9	22,784	1,814	—	—	—

Subtotal	112	$140,102	$6,016	12	$64,187	$204
Residential mortgage obligations
0-6 months	3	$431	$2	6	$1,825	$22
7-12 months	7	950	29	—	—	—
> 12 months	15	2,467	130	35	7,252	527

Subtotal	25	$3,848	$161	41	$9,077	$549
Asset-backed securities
0-6 months	14	$75,887	$479	—	$—	$—
7-12 months	1	203	1	—	—	—
> 12 months	—	—	—	2	2,369	49

Subtotal	15	$76,090	$480	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	4	$6,712	$31	7	$2,639	$7
7-12 months	2	15,098	322	—	—	—
> 12 months	4	774	21	5	845	11

Subtotal	10	$22,584	$374	12	$3,484	$18
Corporate bonds
0-6 months	34	$93,591	$717	2	$3,528	$6
7-12 months	18	55,021	2,726	—	—	—
> 12 months	—	—	—	4	6,689	19

Subtotal	52	$148,612	$3,443	6	$10,217	$25

Total fixed maturities	405	$934,607	$32,980	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	5	$7,387	$422	13	$23,345	$522
7-12 months	2	3,538	128	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	7	$10,925	$550	14	$25,288	$626

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above table the gross unrealized loss for the greater than 12 months category consists primarily of agency mortgage-backed securities and municipal bonds primarily due to an increase in interest rates.

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

As of December 31, 2013 and 2012, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.1 million and $0.2 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturity securities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of December 31, 2013:

		December 31, 2013
In thousands		Gross Unrealized Loss		Fair Value
	Equivalent
Equivalent	Moody’s		Percent		Percent
S&P Rating	Rating	Amount	of Total	Amount	of Total
AAA/AA/A	Aaa/Aa/A	$32,090	98%	$892,973	96%
BBB	Baa	759	2%	37,855	4%
BB	Ba	64	0%	1,721	0%
B	B	34	0%	899	0%
CCC or lower	Caa or lower	33	0%	1,159	0%
NR	NR	—	0%	—	0%

Total		$32,980	100%	$934,607	100%

As of December 31, 2013, the gross unrealized losses in the table above were related to fixed maturity securities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.1 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of December 31, 2013 is presented in the following table:

	December 31, 2013
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$1	0%	$7,687	1%
Due after one year through five years	2,152	7%	242,879	26%
Due after five years through ten years	13,585	41%	262,989	28%
Due after ten years	10,211	31%	178,428	19%
Mortgage- and asset-backed securities	7,031	21%	242,624	26%

Total	$32,980	100%	$934,607	100%

As of December 31, 2013, there were no securities with a fair value that was less than 80% of amortized cost.

The table below summarizes our activity related to OTTI losses for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Number of		Number of		Number of
In thousands, except # of securities	Securities	Amount	Securities	Amount	Securities	Amount
Total OTTI losses:
Corporate and other bonds	1	$1,822	—	$—	1	$109
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	1	55	19	2,616
Asset-backed securities	—	—	—	—	—	—
Equities	3	571	3	847	2	892

Total	4	$2,393	4	$902	22	$3,617
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		—		44		1,632
Asset-backed securities		—		—		—
Equities		—		—		—

Total		$—		$44		$1,632
Impairment losses recognized in earnings:
Corporate and other bonds		$1,822		$—		$109
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		—		11		984
Asset-backed securities		—		—		—
Equities		571		847		892

Total		$2,393		$858		$1,985

During the year ended December 31, 2013 we recognized OTTI losses of $2.4 million related to three equity securities and one municipal bond. During the year ended December 31, 2012 we recognized OTTI losses of $0.9 million related to one non-agency mortgage-backed security and three equity securities. During the year ended December 31, 2011 we recognized OTTI losses of $2.0 million related to non-agency mortgage-backed securities, two equity securities and one corporate bond. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2013. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2013 was $2.6 billion of which 79.5% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We do not have any commodity risk exposure.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2013. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

In this sensitivity analysis model, we use fair values to measure our potential loss. The sensitivity analysis model includes fixed maturities. The primary market risk to our market-sensitive instruments is interest rate risk. The sensitivity analysis model uses a 50 and 100 basis points change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model. Changes in interest rates will have an immediate effect on comprehensive income and stockholders’ equity but will not ordinarily have an immediate effect on net income. As interest rates rise, the market value of our interest rate sensitive securities will decrease. Conversely, as interest rates fall, the market value of our interest rate sensitive securities will increase.

For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the prices on such securities are less sensitive to changes in interest rates compared to treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis using holdings as of December 31, 2013.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio as of December 31, 2013 and 2012.

	Interest Rate Shift in Basis Points
In thousands	-100	-50	0	+50	+100
December 31, 2013:
Total market value	$2,134,293	$2,090,878	$2,047,873	$2,005,687	$1,964,729
Market value change from base	4.22%	2.10%		-2.06%	-4.06%
Change in unrealized value	$86,420	$43,005	$—	$(42,186)	$(83,144)
December 31, 2012:
Total market value	$2,197,158	$2,159,177	$2,121,833	$2,084,064	$2,045,659
Market value change from base	3.55%	1.76%		-1.78%	-3.59%
Change in unrealized value	$75,325	$37,344	$—	$(37,769)	$(76,174)

Equity Price Risk

Our portfolio of equity securities currently valued at $144 million, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

Foreign Currency Exchange Rate Risk

Our Lloyd’s Operations are exposed to foreign currency exchange rate risk primarily related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”), premiums receivable, reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as well as reserves for losses and loss adjustment expenses. The principal currencies creating foreign currency exchange risk for our Lloyd’s Operations are the British pound, the Euro and the Canadian dollar. Our Lloyd’s Operations manages its foreign currency exchange rate risk primarily through asset-liability matching.

Based on the primary foreign-denominated balances within our Lloyd’s Operations as of December 31, 2013, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	December 31, 2013
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$106.6	$(2.3)	$(4.7)	$(7.0)
Premiums receivable	$30.4	$(1.4)	$(2.7)	$(4.1)
Reinsurance recoverables on paid, unpaid losses and LAE	$46.1	$(2.0)	$(4.1)	$(6.1)
Reserves for losses and loss adjustment expenses	$130.0	$5.7	$11.3	$17.0
Total		—	(0.2)	(0.2)

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements required in response to this section are submitted as part of Item 15(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report in item (b) below.

(b) Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Navigators Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

New York, New York

February 14, 2014

(b) Changes in internal control over financial reporting

There have been no changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning our directors and executive officers is contained under “Election of Directors” in our 2014 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in our 2013 Proxy Statement, which information is incorporated herein by reference.

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

Item 11. Executive Compensation

Information concerning executive compensation will be contained under “Compensation Discussion and Analysis” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in our 2014 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under our equity compensation plans is contained under “Equity Compensation Plan Information” in our 2013 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and related transactions of our directors and officers is contained under “Related Party Transactions” in our 2014 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2014 Proxy Statement, which information is incorporated herein by reference.

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

The Navigators Group, Inc. (Company)

Dated: February 14, 2014	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT V. MENDELSOHN Robert V. Mendelsohn	Chairman	February 14 , 2014

/s/ STANLEY A. GALANSKI Stanley A. Galanski	President and Chief Executive Officer (Principal Executive Officer)	February 14, 2014

/s/CIRO M. DEFALCO Ciro M. DeFalco	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2014

/s/ SAUL L. BASCH Saul L. Basch	Director	February 14, 2014

s/ H.J. MERVYN BLAKENEY H.J. Mervyn Blakeney	Director	February 14, 2014

/s/ TERENCE N. DEEKS Terence N. Deeks	Director	February 14 , 2014

/s/ GEOFFREY E. JOHNSON Geoffrey E. Johnson	Director	February 14, 2014

/s/ JOHN F. KIRBY John F. Kirby	Director	February 14, 2014

/s/ DAVID M. PLATTER David M. Platter	Director	February 14, 2014

/s/ JANICE C. TOMLINSON Janice C. Tomlinson	Director	February 14, 2014

/s/ MARC M. TRACT Marc M. Tract	Director	February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

New York, New York

February 14, 2014

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013, $2,036,999; 2012, $2,034,765)	$2,047,873	$2,121,833
Equity securities, available-for-sale, at fair value (cost: 2013, $118,804; 2012, $85,004)	143,954	101,297
Short-term investments, at cost which approximates fair value	296,250	153,788
Cash	86,509	45,336

Total investments and cash	$2,574,586	$2,422,254

Premiums receivable	325,025	320,182
Prepaid reinsurance premiums	247,822	221,015
Reinsurance recoverable on paid losses	38,384	49,282
Reinsurance recoverable on unpaid losses and loss adjustment expenses	822,438	880,139
Deferred policy acquisition costs	67,007	61,005
Accrued investment income	13,866	12,587
Goodwill and other intangible assets	7,177	7,093
Current income tax receivable, net	9,918	—
Deferred income tax, net	28,187	3,216
Receivable for investments sold	3	4,310
Other assets	35,039	26,587

Total assets	$4,169,452	$4,007,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,045,071	$2,097,048
Unearned premiums	714,606	642,407
Reinsurance balances payable	167,252	165,813
Senior Notes	263,308	114,424
Current income tax payable, net	—	2,133
Payable for investments purchased	7,624	58,345
Accounts payable and other liabilities	69,379	48,015

Total liabilities	$3,267,240	$3,128,185

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,709,876 shares for 2013 and 17,558,046 shares for 2012	1,770	1,755
Additional paid-in capital	335,546	329,452
Treasury stock, at cost (3,511,380 shares for 2013 and 2012)	(155,801)	(155,801)
Retained earnings	692,337	628,871
Accumulated other comprehensive income	28,360	75,208

Total stockholders’ equity	$902,212	$879,485

Total liabilities and stockholders’ equity	$4,169,452	$4,007,670

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Gross written premiums	$1,370,517	$1,286,465	$1,108,216

Revenues:
Net written premiums	$887,922	$833,655	$753,798
Change in unearned premiums	(45,983)	(51,691)	(62,153)

Net earned premiums	841,939	781,964	691,645
Net investment income	56,251	54,248	63,500
Total other-than-temporary impairment losses	(2,393)	(902)	(3,617)
Portion of loss recognized in other comprehensive income (before tax)	—	44	1,632

Net other-than-temporary impairment losses recognized in earnings	(2,393)	(858)	(1,985)
Net realized gains (losses)	22,939	41,074	11,996
Other income (expense)	(1,172)	1,488	1,229

Total revenues	$917,564	$877,916	$766,385

Expenses:
Net losses and loss adjustment expenses	$518,961	$497,433	$476,997
Commission expenses	113,494	121,470	110,437
Other operating expenses	164,434	159,079	138,029
Call premium on Senior Notes	17,895	—	—
Interest expense	10,507	8,198	8,188

Total expenses	$825,291	$786,180	$733,651

Income before income taxes	$92,273	$91,736	$32,734

Income tax expense (benefit)	$28,807	$27,974	$7,137

Net income	$63,466	$63,762	$25,597

Net income per common share:
Basic	$4.49	$4.54	$1.71
Diluted	$4.42	$4.45	$1.69
Average common shares outstanding:
Basic	14,133,925	14,052,311	14,980,429
Diluted	14,345,553	14,327,820	15,183,285

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$63,466	$63,762	$25,597

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $17,521, $13,136 and $17,776 in 2013, 2012 and 2011, respectively	$(32,546)	$24,350	$34,276
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $6,218, $10,314 and $2,588 in 2013, 2012 and 2011, respectively	(11,548)	(19,154)	(4,807)

Change in net unrealized gains (losses on investments)	$(44,094)	$5,196	$29,469
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $174, $612 and $39 in 2013, 2012 and 2011, respectively	$320	$1,135	$72
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $16 and $84 in 2012 and 2011, respectively	—	(29)	(155)

Change in other-than-temporary impairments	$320	$1,106	$(83)
Change in foreign currency translation gains (losses), net of deferred tax of $1,650, $521 and $192 in 2013, 2012 and 2011, respectively	$(3,074)	$(1,342)	$401

Other comprehensive income (loss)	$(46,848)	$4,960	$29,787

Comprehensive income (loss)	$16,618	$68,722	$55,384

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2010	17,274,440	$1,728	$312,588	1,532,273	$(64,935)	$539,512	$40,461	$829,354

Net income	—	—	—	—	—	25,597	—	25,597
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	29,469	29,469
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	(83)	(83)
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	401	401

Total comprehensive income	—	—	—	—	—	—	29,787	29,787
Shares issued under stock plan	193,175	18	—	—	—	—	—	18
Share-based compensation	—	—	9,545	—	—	—	—	9,545
Treasury stock acquired	—	—		1,979,107	(90,866)	—	—	(90,866)

Balance, December 31, 2011	17,467,615	$1,746	$322,133	3,511,380	$(155,801)	$565,109	$70,248	$803,435

Net income	—	—	—	—	—	63,762	—	63,762
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	5,196	5,196
Change in net non-credit other- than-temporary impairment losses	—	—	—	—	—	—	1,106	1,106
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(1,342)	(1,342)

Total comprehensive income	—	—	—	—	—	—	4,960	4,960
Shares issued under stock plan	90,431	9	(61)	—	—	—	—	(52)
Share-based compensation	—	—	7,380	—	—	—	—	7,380

Balance, December 31, 2012	17,558,046	$1,755	$329,452	3,511,380	$(155,801)	$628,871	$75,208	$879,485

Net income	—	—	—	—	—	63,466	—	63,466
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(44,094)	(44,094)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	320	320
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(3,074)	(3,074)

Total comprehensive income	—	—	—	—	—	—	(46,848)	(46,848)
Shares issued under stock plan	151,830	15	2,725	—	—	—	—	2,740
Share-based compensation	—	—	3,369	—	—	—	—	3,369

Balance, December 31, 2013	17,709,876	$1,770	$335,546	3,511,380	$(155,801)	$692,337	$28,360	$902,212

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$63,466	$63,762	$25,597
Adjustments to reconcile net income to netcash provided by (used in) operating activities:
Depreciation & amortization	4,518	5,931	4,059
Deferred income taxes	277	(11,414)	6,224
Net realized (gains) losses	(22,939)	(41,074)	(11,996)
Net other-than-temporary losses recognized in earnings	2,393	858	1,985
Call premium on redemption of Senior Notes	17,895	—	—
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	68,599	(40,185)	10,084
Reserves for losses and loss adjustment expenses	(51,977)	14,369	98,879
Prepaid reinsurance premiums	(26,807)	(56,853)	(7,477)
Unearned premiums	72,199	109,778	69,602
Premiums receivable	(4,843)	(64,457)	(75,973)
Deferred policy acquisition costs	(6,002)	2,979	(8,815)
Accrued investment income	(1,279)	1,905	961
Reinsurance balances payable	1,439	57,114	2,865
Current income taxes	(12,051)	17,523	(17,226)
Other	31,987	36,503	19,569

Net cash provided by (used in) operating activities	$136,875	$96,739	$118,338

Investing activities:
Fixed maturities
Redemptions and maturities	$237,627	$188,282	$166,657
Sales	648,335	1,319,404	666,976
Purchases	(899,930)	(1,711,080)	(803,568)
Equity securities
Sales	72,113	39,503	73,590
Purchases	(89,288)	(37,587)	(75,894)
Change in payable for securities	(46,414)	56,543	12,432
Net change in short-term investments	(142,214)	(31,568)	30,384
Purchase of property and equipment	(10,088)	(3,336)	(4,571)

Net cash provided by (used in) investing activities	$(229,859)	$(179,839)	$66,006

Financing activities:
Net Proceeds from Debt Offering	$263,278	$—	$—
Redemption of 7.0% Senior Notes Due May 1, 2016	(132,437)	—	—
Purchase of treasury stock	—	—	(90,866)
Proceeds of stock issued from employee stock purchase plan	821	672	945
Proceeds of stock issued from exercise of stock options	2,495	404	1,169

Net cash provided by (used in) financing activities	$134,157	$1,076	$(88,752)

Increase (decrease) in cash	41,173	(82,024)	95,592
Cash at beginning of year	45,336	127,360	31,768

Cash at end of period	$86,509	$45,336	$127,360

Supplemental cash information:
Income taxes paid, net	$41,094	$19,602	$14,145
Interest paid	$8,050	$8,050	$8,050
Issuance of stock to directors	$400	$242	$210

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

Our Lloyd’s Operations segment includes Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency which manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Our Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business and professional liability insurance at Lloyd’s through Syndicate 1221. We controlled 100% of Syndicate 1221’s stamp capacity for the 2013, 2012 and 2011 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd., which is referred to as a corporate name in the Lloyd’s market. We have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. For financial information by segment, refer to Note 3, Segment Information, to the Consolidated Financial Statements.

Significant Accounting Policies

Cash

Cash includes cash on hand and demand deposits with banks, excluding such amounts held by Syndicate 1221 included as Funds at Lloyd’s.

Investments

As of December 31, 2013 and 2012, all fixed maturity and equity securities held by the Company were carried at fair value and classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (“AOCI”) as a separate component of stockholders’ equity. Fixed maturity securities include bonds, mortgage-backed and asset-backed securities. Equity securities consist of common stock.

Short-term investments are carried at cost, which approximates fair value. Short-term investments mature within one year from the purchase date.

All prices for our fixed maturities, equity securities and short-term investments valued as Level 1, Level 2 or Level 3 in the fair value hierarchy, as defined in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members of the investment management firm, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate fair value hierarchy. Any pricing where the input is believed to be unobservable is deemed to be a Level 3 price. Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sample of the prices and assess their reasonableness.

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

For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. For fixed maturity securities that have a fair value below amortized cost and that we intend to sell or for which it is more likely than not that we would be required to sell, an other than temporary impairment (“OTTI”) loss is recognized in earnings by writing such security down to fair value. For fixed maturity securities we do not intend to sell or for which it is more likely that not we would not be required to sell, a decline in value below amortized cost is only recognized to the extent the present value of future cash flows expected to be collected is less than the amortized cost of the security. Such shortfall in the present value future cash flows is considered the credit loss and is recognized as an OTTI loss in earnings, with the non-credit portion of the impairment (i.e. the difference between the present value of future cash flows and fair value of the security) recognized as OTTI losses in other comprehensive income (“OCI”).

In evaluating OTTI of equity securities, we consider our intent to hold the securities as part of the process of evaluating whether a decline in fair value below cost represents an other than temporary decline in value. For equity securities in an unrealized loss position that we do not intent to hold or that we do not expect to recover their value within a reasonable period of time, an OTTI loss is recognized in earnings by writing such security down to the fair value.

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

The Company’s financial statements include all of the assets, liabilities, revenues and expenses of Syndicate1221. Adjustments are recorded to recognize underwriting results as incurred in the specific year and not over a three year period. Syndicate 1221 is not a separate legal entity. Refer to Note 10, Lloyd’s Syndicate 1221, for additional information.

Translation of Foreign Currencies

Functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of AOCI. Statement of income amounts expressed in functional currencies are translated using average exchange rates. Realized gains and losses resulting from foreign currency transactions are recorded in Other income (expense) in our Consolidated Statements of Income.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost of acquiring a business enterprise over the fair value of the net assets acquired. The Company has also recorded indefinite lived intangible assets related to the acquisition of the remaining non-controlled stamp capacity of Lloyd’s Syndicate 1221. Goodwill and indefinite lived intangible assets are reported at carrying value and are tested for impairment at least annually. Goodwill and indefinite lived intangible assets are considered impaired if the estimated fair value is less than its carrying value. Any impairment loss is measured as the difference between the implied fair value and the carrying value. This Company did not recognize an impairment on goodwill or the indefinite lived intangible assets for any of the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, the carrying value of goodwill and indefinite lived intangible assets was $7.2 million, consisting of $2.5 million and $2.4 million of goodwill assigned to NMC and our Lloyd’s Operations, respectively, and $2.3 million of indefinite lived intangible assets assigned to our Lloyd’s Operations. As of December 31, 2012, the carrying value of goodwill and indefinite lived intangible assets was $7.1 million, consisting of $2.5 million and $2.4 million of goodwill assigned to NMC and our Lloyd’s Operations, respectively, and $2.2 million of indefinite lived intangible assets assigned to our Lloyd’s Operations. Changes in the carrying value of the goodwill and indefinite lived intangible assets are due to fluctuations in currency exchange rates between the U.S. dollar and the British pound.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The accounting estimates that are viewed by management as critical are those in connection with reserves for losses and loss adjustment expenses, reinsurance recoverables, written and unearned premiums, deferred tax assets, and impairment of invested assets.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013 -02 amending Codification topic 220 – Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance requires an entity to present information about significant items reclassified out of AOCI by component and for items reclassified out of AOCI and into net income, the entity must disclose the effect of such items on the affected net income line item. The Company adopted this standard effective January 1, 2013, and presents this information on the consolidated statements of comprehensive income. Adoption of this standard did not have any impact on the Company’s consolidated balance sheets, results of operations or cash flows.

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

Note 2. Earnings Per Share

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
In thousands, except share and per share amounts	2013	2012	2011
Net income	$63,466	$63,762	$25,597
Basic weighted average shares	14,133,925	14,052,311	14,980,429
Effect of common stock equivalents:
Assumed exercise of stock options and vesting of stock grants	211,628	275,509	202,856

Diluted weighted average shares	14,345,553	14,327,820	15,183,285
Net income per common share:
Basic	$4.49	$4.54	$1.71

Diluted	$4.42	$4.45	$1.69

Note 3. Segment Information

The Company classifies its business into two underwriting segments consisting of the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”), which are separately managed by division and aggregated into each underwriting segment, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.

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

Financial data by segment for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended December 31, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$1,002,275	$368,242	$—	$1,370,517
Net written premiums	680,008	207,914	—	887,922
Net earned premiums	639,338	202,601	—	841,939
Net losses and loss adjustment expenses	(415,413)	(103,548)	—	(518,961)
Commission expenses	(81,132)	(34,710)	2,348	(113,494)
Other operating expenses	(119,920)	(44,514)	—	(164,434)
Other income (expense)	2,764	(1,588)	(2,348)	(1,172)

Underwriting profit (loss)	$25,637	$18,241	$—	$43,878
Net investment income	49,083	7,160	8	56,251
Net realized gains (losses)	20,600	(58)	4	20,546
Call premium on Senior Notes	—	—	(17,895)	(17,895)
Interest expense	—	—	(10,507)	(10,507)

Income (loss) before income taxes	$95,320	$25,343	$(28,390)	$92,273
Income tax expense (benefit)	29,965	8,728	(9,886)	28,807

Net income (loss)	$65,355	$16,615	$(18,504)	$63,466

Identifiable assets	$3,077,437	$930,567	$161,448	$4,169,452

Losses and loss adjustment expenses ratio	65.0%	51.1%		61.6%
Commission expense ratio	12.7%	17.1%		13.5%
Other operating expense ratio (2)	18.3%	22.8%		19.7%

Combined ratio	96.0%	91.0%		94.8%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Year Ended December 31, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$921,325	$365,140	$—	$1,286,465
Net written premiums	622,956	210,699	—	833,655
Net earned premiums	571,439	210,525	—	781,964
Net losses and loss adjustment expenses	(417,082)	(80,351)	—	(497,433)
Commission expenses	(81,370)	(42,449)	2,349	(121,470)
Other operating expenses	(113,625)	(45,454)	—	(159,079)
Other income (expense)	3,790	47	(2,349)	1,488

Underwriting profit (loss)	$(36,848)	$42,318	$—	$5,470
Net investment income	46,549	7,551	148	54,248
Net realized gains (losses)	36,468	3,555	193	40,216
Interest expense	—	—	(8,198)	(8,198)

Income (loss) before income taxes	$46,169	$53,424	$(7,857)	$91,736
Income tax expense (benefit)	12,686	18,620	(3,332)	27,974

Net income (loss)	$33,483	$34,804	$(4,525)	$63,762

Identifiable assets	$3,036,489	$928,448	$42,733	$4,007,670

Losses and loss adjustment expenses ratio	73.0%	38.2%		63.6%
Commission expense ratio	14.2%	20.2%		15.5%
Other operating expense ratio (2)	19.2%	21.5%		20.2%

Combined ratio	106.4%	79.9%		99.3%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

	Year Ended December 31, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate(1)	Total
Gross written premiums	$788,419	$319,797	$—	$1,108,216
Net written premiums	542,391	211,407	—	753,798
Net earned premiums	472,463	219,182	—	691,645
Net losses and loss adjustment expenses	(341,625)	(135,372)	—	(476,997)
Commission expenses	(64,165)	(48,341)	2,069	(110,437)
Other operating expenses	(101,517)	(36,512)	—	(138,029)
Other income (expense)	3,955	(657)	(2,069)	1,229

Underwriting profit (loss)	$(30,889)	$(1,700)	$—	$(32,589)
Net investment income	54,164	8,955	381	63,500
Net realized gains (losses)	12,151	(2,354)	214	10,011
Interest expense	—	—	(8,188)	(8,188)

Income (loss) before income taxes	$35,426	$4,901	$(7,593)	$32,734
Income tax expense (benefit)	8,271	1,523	(2,657)	7,137

Net income (loss)	$27,155	$3,378	$(4,936)	$25,597

Identifiable assets	$2,768,930	$865,230	$35,847	$3,670,007

Losses and loss adjustment expenses ratio	72.3%	61.8%		69.0%
Commission expense ratio	13.6%	22.1%		16.0%
Other operating expense ratio (2)	20.6%	16.9%		19.7%

Combined ratio	106.5%	100.8%		104.7%

(1)	- Includes Corporate segment intercompany eliminations.
(2)	- Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$171,822	$181,046	$352,868
Property casualty	700,087	129,522	829,609
Professional liability	130,366	57,674	188,040

Total	$1,002,275	$368,242	$1,370,517

Net written premiums:
Marine	$119,837	$134,627	$254,464
Property casualty	462,942	42,334	505,276
Professional liability	97,229	30,953	128,182

Total	$680,008	$207,914	$887,922

Net earned premiums:
Marine	$129,276	$138,690	$267,966
Property casualty	409,480	37,722	447,202
Professional liability	100,582	26,189	126,771

Total	$639,338	$202,601	$841,939

	Year Ended December 31, 2012
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$200,095	$194,423	$394,518
Property casualty	590,741	127,028	717,769
Professional liability	130,489	43,689	174,178

Total	$921,325	$365,140	$1,286,465

Net written premiums:
Marine	$133,210	$143,600	$276,810
Property casualty	390,168	43,824	433,992
Professional liability	99,578	23,275	122,853

Total	$622,956	$210,699	$833,655

Net earned premiums:
Marine	$142,181	$136,898	$279,079
Property casualty	332,782	52,951	385,733
Professional liability	96,476	20,676	117,152

Total	$571,439	$210,525	$781,964

	Year Ended December 31, 2011
	Insurance	Lloyd’s
In thousands	Companies	Operations	Total
Gross written premiums:
Marine	$228,500	$167,562	$396,062
Property casualty	445,287	115,138	560,425
Professional liability	114,632	37,097	151,729

Total	$788,419	$319,797	$1,108,216

Net written premiums:
Marine	$170,642	$137,206	$307,848
Property casualty	293,758	56,249	350,007
Professional liability	77,991	17,952	95,943

Total	$542,391	$211,407	$753,798

Net earned premiums:
Marine	$169,018	$145,659	$314,677
Property casualty	231,297	55,903	287,200
Professional liability	72,148	17,620	89,768

Total	$472,463	$219,182	$691,645

The Insurance Companies net earned premiums include $44.6 million, $63.9 million and $88.3 million of net earned premiums from the U.K. Branch for 2013, 2012 and 2011, respectively.

Note 4. Investments

The following tables set forth the Company’s cash and investments as of December 31, 2013 and 2012. The tables below include OTTI securities recognized within AOCI.

	December 31, 2013
		Gross	Gross
		Unrealized	Unrealized	Amortized
In thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities—common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized	Amortized
In thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$649,692	$8,654	$(36)	$641,074
States, municipalities and political subdivisions	322,947	18,712	(380)	304,615
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	384,445	13,652	(204)	370,997
Residential mortgage obligations	38,692	1,053	(549)	38,188
Asset-backed securities	50,382	1,133	(49)	49,298
Commercial mortgage-backed securities	204,821	17,996	(18)	186,843

Subtotal	$678,340	$33,834	$(820)	$645,326
Corporate bonds	470,854	27,129	(25)	443,750

Total fixed maturities	$2,121,833	$88,329	$(1,261)	$2,034,765
Equity securities—common stocks	101,297	16,919	(626)	85,004
Short-term investments	153,788	—	—	153,788
Cash	45,336	—	—	45,336

Total	$2,422,254	$105,248	$(1,887)	$2,318,893

As of December 31, 2013 and 2012, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.5 million and $20 thousand, respectively.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of December 31, 2013 are shown in the following table:

	December 31, 2013
		Amortized
In thousands	Fair Value	Cost
Due in one year or less	$85,240	$84,691
Due after one year through five years	627,515	615,267
Due after five years through ten years	443,197	446,918
Due after ten years	251,009	258,480
Mortgage- and asset-backed securities	640,912	631,643

Total	$2,047,873	$2,036,999

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.5 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of December 31, 2013 by Standard & Poor’s (“S&P”) credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	December 31, 2013
			Percent
In thousands	Rating	Fair Value	of Total
Rating description:
Extremely strong	AAA	$348,908	17%
Very strong	AA	1,047,155	51%
Strong	A	452,455	22%
Adequate	BBB	184,302	9%
Speculative	BB & Below	11,500	1%
Not rated	NR	3,553	0%

Total	AA	$2,047,873	100%

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2013 and 2012, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	December 31, 2013			December 31, 2012
			Gross			Gross
	Number of		Unrealized	Number of		Unrealized
In thousands, except # of securities	Securities	Fair Value	Loss	Securities	Fair Value	Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	27	$136,360	$1,096	8	$23,760	$22
7-12 months	26	149,370	7,759	3	14,118	11
> 12 months	—	—	—	1	4,652	3

Subtotal	53	$285,730	$8,855	12	$42,530	$36
States, municipalities and political subdivisions
0-6 months	28	$40,132	$297	10	$21,299	$325
7-12 months	104	205,152	12,100	—	—	—
> 12 months	6	12,357	1,254	4	2,908	55

Subtotal	138	$257,641	$13,651	14	$24,207	$380
Agency mortgage-backed securities
0-6 months	39	$39,458	$434	10	$62,516	$174
7-12 months	64	77,860	3,768	2	1,671	30
> 12 months	9	22,784	1,814	—	—	—

Subtotal	112	$140,102	$6,016	12	$64,187	$204
Residential mortgage obligations
0-6 months	3	$431	$2	6	$1,825	$22
7-12 months	7	950	29	—	—	—
> 12 months	15	2,467	130	35	7,252	527

Subtotal	25	$3,848	$161	41	$9,077	$549
Asset-backed securities
0-6 months	14	$75,887	$479	—	$—	$—
7-12 months	1	203	1	—	—	—
> 12 months	—	—	—	2	2,369	49

Subtotal	15	$76,090	$480	2	$2,369	$49
Commercial mortgage-backed securities
0-6 months	4	$6,712	$31	7	$2,639	$7
7-12 months	2	15,098	322	—	—	—
> 12 months	4	774	21	5	845	11

Subtotal	10	$22,584	$374	12	$3,484	$18
Corporate bonds
0-6 months	34	$93,591	$717	2	$3,528	$6
7-12 months	18	55,021	2,726	—	—	—
> 12 months	—	—	—	4	6,689	19

Subtotal	52	$148,612	$3,443	6	$10,217	$25

Total fixed maturities	405	$934,607	$32,980	99	$156,071	$1,261

Equity securities—common stocks
0-6 months	5	$7,387	$422	13	$23,345	$522
7-12 months	2	3,538	128	1	1,943	104
> 12 months	—	—	—	—	—	—

Total equity securities	7	$10,925	$550	14	$25,288	$626

As of December 31, 2013 and 2012, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.1 million and $0.2 million, respectively.

The company analyzes impaired securities quarterly to determine if any are other-than-temporary. The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

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

The Company’s ability to hold securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

As of December 31, 2013, there were no securities with a fair value that was less than 80% of amortized cost.

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Number of		Number of		Number of
In thousands, except # of securities	Securities	Amount	Securities	Amount	Securities	Amount
Total OTTI losses:
Corporate and other bonds	1	$1,822	—	$—	1	$109
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	1	55	19	2,616
Asset-backed securities	—	—	—	—	—	—
Equities	3	571	3	847	2	892

Total	4	$2,393	4	$902	22	$3,617
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		—		44		1,632
Asset-backed securities		—		—		—
Equities		—		—		—

Total		$—		$44		$1,632
Impairment losses recognized in earnings:
Corporate and other bonds		$1,822		$—		$109
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		—		11		984
Asset-backed securities		—		—		—
Equities		571		847		892

Total		$2,393		$858		$1,985

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the years ended December 31, 2013, 2012 and 2011. The Company does not intend to sell and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis for which the non-credit loss portion is included in OCI.

	Year Ended December 31,
In thousands	2013	2012	2011
Beginning balance	$3,332	$3,321	$2,228
Additions for credit loss impairments recognized in the current period on securities not previously impaired	1,822		109
Additions for credit loss impairments recognized in the current period on securities previously impaired		11	984
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	—

Ending balance	$5,154	$3,332	$3,321

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity, with a gross unrealized loss as of December 31, 2013 is presented in the following table:

	December 31, 2013
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$1	0%	$7,687	1%
Due after one year through five years	2,152	7%	242,879	26%
Due after five years through ten years	13,585	41%	262,989	28%
Due after ten years	10,211	31%	178,428	19%
Mortgage- and asset-backed securities	7,031	21%	242,624	26%

Total	$32,980	100%	$934,607	100%

The Company’s net investment income was derived from the following sources:

	Year Ended December 31,
In thousands	2013	2012	2011
Fixed maturities	$53,898	$58,995	$65,060
Equity securities	4,835	3,945	5,071
Short-term investments	774	1,694	964

Total investment income	59,507	64,634	71,095
Investment expenses	(3,256)	(10,386)	(7,595)

Net investment income	$56,251	$54,248	$63,500

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

The change in net unrealized gains and losses, inclusive of the change in the non-credit portion of OTTI losses, consisted of:

	Year Ended December 31,
In thousands	2013	2012	2011
Fixed maturities	$(76,194)	$15,709	$44,712
Equity securities	8,857	(5,989)	(183)

Gross unrealized gains (losses)	(67,337)	9,720	44,529
Deferred income tax	(23,565)	3,418	15,143

Change in net unrealized gains (losses), net	$(43,772)	$6,302	$29,386

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Fixed maturities:
Gains	$8,539	$28,789	$11,678
Losses	(2,797)	(1,915)	(7,044)

Fixed maturities, net	$5,742	$26,874	$4,634
Equity securities:
Gains	$17,955	$14,673	$9,319
Losses	(758)	(473)	(1,957)

Equity securities, net	$17,197	$14,200	$7,362

Net realized gains (losses)	$22,939	$41,074	$11,996

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$242,379	$199,306	$—	$441,685
States, municipalities and political subdivisions	—	460,422	—	460,422
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	301,274	—	301,274
Residential mortgage obligations	—	41,755	—	41,755
Asset-backed securities	—	125,133	—	125,133
Commercial mortgage-backed securities	—	172,750	—	172,750

Subtotal	$—	$640,912	$—	$640,912
Corporate bonds	—	500,447	4,407	504,854

Total fixed maturities	$242,379	$1,801,087	$4,407	$2,047,873
Equity securities—common stocks	143,954	—	—	143,954

Total	$386,333	$1,801,087	$4,407	$2,191,827

	December 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$414,502	$235,190	$—	$649,692
States, municipalities and political subdivisions	—	322,947	—	322,947
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	384,445	—	384,445
Residential mortgage obligations	—	38,692	—	38,692
Asset-backed securities	—	50,382	—	50,382
Commercial mortgage-backed securities	—	204,821	—	204,821

Subtotal	$—	$678,340	$—	$678,340
Corporate bonds	—	470,854	—	470,854

Total fixed maturities	$414,502	$1,707,331	$—	$2,121,833
Equity securities—common stocks	101,297	—	—	101,297

Total	$515,799	$1,707,331	$—	$2,223,130

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

The Company did not have any significant transfers between Level 1 and 2 for the years ended December 31, 2013 and 2012.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs for the years ended December 31, 2013 and 2011. As of December 31, 2012, the Company did not have any Level 3 assets.

	Year Ended December 31, 2013
		Realized	Unrealized				Transfers	Transfers
	Beginning	Gains	Gains				into	out of	Ending
In thousands	Balance	(Losses)	(Losses)	Purchases	Sales	Settlements	Level 3	Level 3	Balance
Assets:
Coporate Bond	$—	$—	$(42)	$4,660	$(211)	$—	$—	$—	$4,407

Total assets	$—	$—	$(42)	$4,660	$(211)	$—	$—	$—	$4,407

	Year Ended December 31, 2011
		Realized	Unrealized				Transfers	Transfers
	Beginning	Gains	Gains				into	out of	Ending
In thousands	Balance	(Losses)	(Losses)	Purchases	Sales	Settlements	Level 3	Level 3	Balance
Assets:
Commercial Mortgage Obligations	$1,837	$—	$94	$—	$—	$—	$—	$(1,931)	$—

Total assets	$1,837	$—	$94	$—	$—	$—	$—	$(1,931)	$—

The Level 3 security is valued using unobservable inputs based on a proxy of a security of similar duration in which market quotations are available.

As of December 31, 2013 and 2012, the Company’s restricted net assets in support of the underwriting activities of the Insurance Companies and Lloyd’s Operations were $520.9 and $519.2 million, respectively, consisting of fixed maturities, short term investments and cash. Refer to Note 13, Dividends and Statutory Financial Information, for additional information on the nature and type of restricted net assets.

As of December 31, 2013 and 2012, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

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

The following table summarizes the Company’s reserves for losses and LAE activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
In thousands	2013	2012	2011
Net reserves for losses and LAE at beginning of year	$1,216,909	$1,237,234	$1,142,542
Provision for losses and LAE for claims occurring in the current year	520,227	542,724	474,852
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(1,266)	(45,291)	2,145

Incurred losses and LAE	518,961	497,433	476,997
Losses and LAE paid for claims occurring during:
Current year	(147,758)	(110,373)	(73,242)
Prior years	(365,479)	(407,385)	(309,063)

Losses and LAE payments	(513,237)	(517,758)	(382,305)

Net reserves for losses and LAE at end of year	1,222,633	1,216,909	1,237,234
Reinsurance recoverables on unpaid losses and LAE	822,438	880,139	845,445

Gross reserves for losses and LAE at end of year	$2,045,071	$2,097,048	$2,082,679

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Insurance Companies:
Marine	$(15,227)	$(10,010)	$1,348
Property Casualty	18,466	4,293	(6,828)
Professional Liability	10,191	7,613	17,582

Insurance Companies	$13,430	$1,896	$12,102
Lloyd’s Operations:
Marine	$(2,998)	$(30,735)	$(10,311)
Property Casualty	(14,574)	(6,890)	(5,434)
Professional Liability	2,876	(9,562)	5,788

Lloyd’s Operations	$(14,696)	$(47,187)	$(9,957)

Total deficiencies (redundancies)	$(1,266)	$(45,291)	$2,145

The following is a discussion of relevant factors related to the $1.3 million prior period net reserve releases recorded for the year ended December 31, 2013:

The Insurance Companies recorded $13.4 million of net strengthening primarily driven by our Property Casualty and Professional Liability businesses. Within the Property Casualty business, we reported net prior period reserve strengthening of $18.5 million, which includes $13.2 million of net strengthening from our Assumed Reinsurance division mostly attributable to our excess-of-loss A&H treaty business in connection with UYs 2012 and 2011, $10.4 million of strengthening from our Primary Casualty business related to our general liability coverage for general and artisan contractors, and a total of $2.1 million of strengthening for business in run-off. The aforementioned net prior period reserve strengthening was partially offset by $8.0 million of net prior period reserve releases from our Energy & Engineering division in connection with favorable emergence on our offshore energy lines written by our UK Branch.

Our Insurance Companies Professional Liability business reported net prior period reserve strengthening of $10.2 million largely attributable to $6.1 million reserve strengthening from our D&O division related to specific large claims for UYs 2010 and prior, and $4.4 million reserve strengthening from our E&O division related to specific large claims from our insurance agents, miscellaneous professional liability, and small lawyer lines from UYs 2011 and prior.

The aforementioned net strengthening from our Insurance Companies Property Casualty and Professional Liability were partially offset by $15.2 million of net reserve releases from our Insurance Companies Marine business in connection with favorable emergence from our Marine liability lines for UYs 2012 and prior.

Our Lloyd’s Operations recorded $14.7 million of net reserve releases driven by our Property Casualty and Marine businesses partially offset by strengthening in our Professional Liability business. Within our Lloyd’s Property Casualty business we reported net prior period reserve releases of $14.6 million primarily from our Energy & Engineering division. Within our Lloyd’s Marine business we reported prior period reserve releases of $3.0 million driven by our marine liability business. Within our Lloyd’s Professional Liability business we reported strengthening of $2.9 million, inclusive of $6.1 million of strengthening in our Lloyd’s E&O business partially offset by $3.2 million of favorable emergence from our Lloyd’s D&O business.

The following is a discussion of relevant factors related to the $45.3 million prior period net reserve releases recorded for the year ended December 31, 2012:

The Insurance Companies recorded $1.9 million net strengthening. The Marine business had $10.0 million of net reserve releases, which were primarily driven by:

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

The Marine reserve releases were partially offset by net strengthening of $7.6 million from the small lawyer and accountants lines within our Professional Liability business. This strengthening was primarily driven by several large losses that caused the actual claims emergence for these lines to exceed the expected losses. We also incurred net reserve strengthening of $4.3 million within our Property Casualty segment, which were primarily attributable to two large hemophiliac claims from UY 2011 arising from our A&H business.

Our Lloyd’s Operations recorded $47.2 million of net prior period reserve releases across all businesses and divisions. In connection with the Company’s implementation of the Solvency II technical provisions in its Lloyd’s operation, the Company’s actuaries undertook a comprehensive review during 2012 of the historical claims emergence patterns for all lines of business underwritten through Syndicate 1221. As a result of this review, the Company updated the loss emergence patterns used to project ultimate losses for all such lines of business, aligning these loss emergence factors with the historical median. This caused a reduction in ultimate loss estimates for all Lloyd’s segments other than certain lines of business in Property Casualty segment, which increased. The Lloyd’s Operations also experienced significant reserve redundancies in several large claims. The amount of reserve redundancies attributable to these settlements was $5.0 million, consisting of $4.1 million from the Lloyd’s Marine business and $0.9 million from Lloyd’s Professional Liability business. A summary of the resulting prior period redundancies for each business within our Lloyd’s Operations by prior UY is set forth below:

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

We have established a reserve for uncollectible reinsurance in the amount of $11.3 million and $11.5 million as of December 31, 2013 and 2012, respectively, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings. Actual uncollectible reinsurance could potentially exceed our estimate.

We are protected by various treaty and facultative reinsurance agreements. Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. To meet our standards of acceptability, when the reinsurance is placed, a reinsurer generally must have a rating from A.M. Best Company (“A.M. Best”) and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus. Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance receivables and periodically reviews the list of acceptable reinsurers. The reinsurance is placed either directly by us or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

The credit quality distribution of the Company’s reinsurance recoverables of $1.1 billion as of December 31, 2013 for ceded paid and unpaid losses and LAE and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P were as follows:

		Carrying	Percent
In thousands	Rating	Value (2)	of Total (3)
A.M. Best Rating description (1):
Superior	A++, A+	$536,325	49%
Excellent	A, A-	525,314	47%
Very good	B++, B+	12,295	1%
Fair	B, B-	23,283	2%
Not rated	NR	11,427	1%

Total		$1,108,644	100%

(1) -	Equivalent S&P rating used for certain companies when an A.M. Best rating was unavailable.
(2) -	Net of reserve for uncollectible reinsurance of approximately $11.3 million. The carrying value consists of reinsurance recoverables on paid losses due within 30-45 days and reinsurance on unpaid losses which by nature of our reserving process is our best estimate of the value as of December 31, 2013.
(3) -	The Company holds offsetting collateral of approximately 20.2%, including 0.2% for B++, B+ and B companies and 46.7% from non rated companies which includes letters of credit, ceded balances payable and other balances held by our Insurance Companies and our Lloyd’s Operations.

The Company’s ceded earned premiums were $456.0 million, $396.6 million and $346.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company’s ceded incurred losses were $188.7 million, $262.6 million and $213.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 76.3% of the total recoverable), together with the reinsurance recoverable and collateral as of December 31, 2013, and the reinsurers’ ratings from A.M. Best and S&P:

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
In thousands	Premium	Losses	Total (1)	Held (2)	A.M. Best	S&P
National Indemnity Company	53,145	87,618	140,763	30,785	A++	AA+
Transatlantic Reinsurance Company	21,411	74,069	95,480	8,506	A	A+
Everest Reinsurance Company	21,581	68,566	90,147	7,704	A+	A+
Munich Reinsurance America Inc.	5,067	70,233	75,300	4,352	A+	AA-
Swiss Reinsurance America Corporation	5,800	68,157	73,957	9,609	A+	AA-
Lloyd’s Syndicate #2003	8,832	43,167	51,999	10,299	A	A+
Allied World Reinsurance	13,859	30,215	44,074	3,971	A	A
Partner Reinsurance Europe	10,962	29,692	40,654	17,027	A+	A+
Scor Global P&C SE	11,710	24,623	36,333	9,895	A	A+
Tower Insurance Company	—	23,283	23,283	—	B	NR
Atlantic Specialty Insurance	9,260	13,602	22,862	3,526	A	A-
Employers Mutual Casualty Company	10,738	10,796	21,534	9,709	A	NR
Validus Reinsurance Ltd.	2,403	17,308	19,711	14,501	A	A
Lloyd’s Syndicate #4000	147	19,432	19,579	407	A	A+
QBE Reinsurance Corp	7,131	11,292	18,423	1,781	A	A+
Ace Property and Casualty Insurance Company	9,862	7,687	17,549	7,342	A+	AA-
Odyssey American Reinsurance Corporation	3,550	11,997	15,547	2,175	A	A-
Berkley Insurance Company	1,983	13,439	15,422	485	A+	A+
Ironshore Indemnity Inc.	6,808	7,980	14,788	7,959	A	NR
AXIS Re Europe	4,762	9,347	14,109	3,675	A+	A+

Top 20 Reinsurers	209,011	642,503	851,514	153,708
Others	38,811	218,319	257,130	69,769

Total	247,822	860,822	1,108,644	223,477

(1) -	Net of reserve for uncollectible reinsurance of approximately $11.3 million.
(2) -	Collateral of $223.5 million consists of $167.3 million in ceded balances payable, $53.4 million in letters of credit, and $2.8 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Approximately 24% of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Regulation Nos. 20 and 133. Regulation 20 requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit are contained in Regulation 133 and include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer. In November 2010, Regulation No. 20 was amended to provide the New York Superintendent of Financial Services (the “New York Superintendent”) discretion to allow a reduction in collateral that qualifying reinsurers must post in order for New York domestic ceding insurers such as Navigators Insurance Company and Navigators Specialty Insurance Company to receive full financial statement credit. The “collateral required” percentages range from 0% – 100%, are based upon the New York Superintendent’s evaluation of a number of factors, including the reinsurer’s financial strength ratings, and apply to contracts entered into, renewed or having an anniversary date on or after January 1, 2011. In November 2011, the NAIC adopted similar amendments to its Credit for Reinsurance Model Act that would apply to certain non-U.S. reinsurers. States will have the option to retain a 100% funding requirement if they so choose and it remains to be seen whether and when states will amend their credit for reinsurance laws and regulations in accordance with such model act.

As of December 31, 2013, the reinsurance recoverables for paid and unpaid losses due from reinsurers in connection with all catastrophic losses was $46.5 million. Included in this figure is $30.7 million for Superstorm Sandy and $3.3 million for the 2008 Hurricanes. As of December 31, 2012, the reinsurance recoverables for paid and unpaid losses due from reinsurers in connection with all catastrophic losses was $88.2 million. Included in this figure is $54.6 million for Superstorm Sandy and $15.2 million for the 2008 Hurricanes.

The following table summarizes written premium:

	Year Ended December 31,
In thousands	2013	2012	2011
Direct	$1,127,331	$1,034,658	$929,778
Assumed	243,187	251,807	178,438
Ceded	(482,596)	(452,810)	(354,418)

Net	$887,922	$833,655	$753,798

The following table summarizes earned premium:

	Year Ended December 31,
In thousands	2013	2012	2011
Direct	$1,069,677	$972,844	$912,020
Assumed	228,247	205,759	125,797
Ceded	(455,985)	(396,639)	(346,172)

Net	$841,939	$781,964	$691,645

The following table summarizes losses and loss adjustment expenses incurred:

	Year Ended December 31,
In thousands	2013	2012	2011
Direct	$552,381	$608,945	$608,445
Assumed	155,313	151,137	81,945
Ceded	(188,733)	(262,649)	(213,393)

Net	$518,961	$497,433	$476,997

Note 7. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the U.S. Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and receives United Kingdom (“U.K.”) tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of the Company’s foreign agencies as these earnings are not includable as Subpart F income in the current year. These earnings were subject to taxes under U.K. tax regulations at a 26% rate through March 31, 2012. A finance bill was enacted in the U.K. that reduced the U.K. corporate tax rate from 26% to 24% effective April 2012 and from 24% to 23% effective April 2013.

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2013	2012	2011
Current income tax expense (benefit):
Federal and foreign	$28,084	$39,242	$573
State and local	446	146	340

Subtotal	28,530	39,388	913

Deferred income tax expense (benefit):
Federal and foreign	277	(11,414)	6,224
State and local	—	—	—

Subtotal	277	(11,414)	6,224

Total income tax expense (benefit)	$28,807	$27,974	$7,137

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre-tax operating income were as follows:

	Year Ended December 31,
In thousands	2013		2012		2011
Computed expected tax expense	$32,299	35.0%	$32,109	35.0%	$11,457	35.0%
Tax-exempt interest	(3,839)	-4.2%	(4,443)	-4.8%	(4,437)	-13.6%
Dividends received deduction	(897)	-1.0%	(799)	-0.9%	(1,065)	-3.3%
Proration	710	0.8%	786	0.9%	825	2.5%
Current state and local income taxes, net of federal income tax	290	0.3%	95	0.1%	221	0.7%
Other	244	0.3%	226	0.2%	136	0.5%

Actual tax expense and rate	$28,807	31.2%	$27,974	30.5%	$7,137	21.8%

The tax effects of temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2013	2012
Deferred tax assets:
Loss reserve discount	$27,822	$29,687
Unearned premiums	25,706	22,860
Compensation related	6,782	5,285
State and local net deferred tax assets	555	499
Other	3,889	4,245

Total gross deferred tax assets	64,754	62,576
Less: Valuation allowance	(555)	(499)

Total deferred tax assets	$64,199	$62,077

Deferred tax liabilities:
Deferred acquisition costs	$(19,258)	$(16,903)
Net unrealized gains on securities	(12,635)	(36,200)
Other	(4,119)	(5,758)

Total deferred tax liabilities	$(36,012)	$(58,861)

Net deferred income tax asset (liability)	$28,187	$3,216

The Company has not provided for U.S. income taxes on approximately $20.3 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.1 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of December 31, 2013 and 2012. The Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2013 and 2012. The Company currently is under examination by the Internal Revenue Service for taxable years 2010 and 2011, and generally is subject to U.S. Federal, state or local, or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.6 million and $0.5 million as of December 31, 2013 and 2012, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million and $0.2 million for December 31, 2013 and 2012. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of December 31, 2013 expire from 2023 to 2031.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that the Company will realize the benefits of its deductible differences as of December 31, 2013, net of any valuation allowance.

Note 8. Credit Facility

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2013, letters of credit with an aggregate face amount of $151.9 million were outstanding under the credit facility.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of December 31, 2013.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Note 9. Senior Note

On October 4, 2013, the Company completed a public debt offering of $265 million principal amount of 5.75% Senior Notes (“5.75% Senior Notes”) and received net proceeds of $263 million. The Principal amount of the Senior Notes is payable in one single installment on October 15, 2023. The Company used a portion of the proceeds of the 5.75% Senior Notes for the redemption of the 7.0% Senior Notes due May 1, 2016 (“7.0% Senior Notes). The Company incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes. The Senior Notes liability as of December 31, 2013 was $263.3 million. The unamortized discount as of December 31, 2013 was $1.7 million.

The fair value of the 5.75% Senior Notes as of December 31, 2013 was $277.6 million. The fair value of the 7.0% Senior Notes as of December 31, 2012 was $123.2 million. The fair values were determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the 5.75% Senior Notes each April 15 and October 15. The effective interest rate related to the 5.75% Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 5.86%. Interest expense on the 5.75% and 7.0% Senior Notes totaled $10.5 million for the year ended December 31, 2013. Interest expense on the 7.0% Senior Notes was $8.2 million for the years ended December 31, 2012 and 2011, respectively.

The interest rate payable on the 5.75% Senior Notes is subject to a tiered adjustment based on defined changes in the Company’s debt ratings. The Company may redeem the 5.75% Senior Notes in whole at any time or in part from time to time at a make-whole redemption price. The 5.75% Senior Notes are the Company’s only senior unsecured obligation and will rank equally with future senior unsecured indebtedness.

The terms of the 5.75% Senior Notes contain various restrictive business and financial covenants, including a restriction on indebtness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2013, the Company was in compliance with all such covenants.

Note 10. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £195 million ($323.7 million) for the 2013 underwriting year compared to £184 million ($300 million) for the 2012 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2013, 2012 and 2011 underwriting years through its wholly-owned Lloyd’s corporate member.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of December 31, 2013, the Company had provided letters of credit of $151.9 million and has $1.0 million of cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2013 and 2014 underwriting years, as well as open prior years. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2014, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of Navigators Insurance Company. Refer to Note 8, Credit Facility, for additional information.

Note 11. Commitments and Contingencies

Future minimum annual rental commitments as of December 31, 2013 under various non-cancellable operating leases for our office facilities, which expire at various dates through 2023, are as follows:

Year Ended
In thousands	December 31,
2014	$11,061
2015	11,092
2016	9,228
2017	7,990
2018	6,884
Thereafter	15,696

Total minimum operating lease payments	$61,951

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $11.5 million, $10.5 million and $10.4 million, respectively.

The State of Connecticut awarded the Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) as an incentive to move its corporate headquarters to Stamford Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness under conditions of the agreement with the State. The amount of the assistance to be received is dependent on the Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. The Company completed the move to Stamford in September 2013 and received $7.5 million for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of December 31, 2013, the length of time commitment has not been met, however, the Company expects to meet all the conditions to keep the amount of assistance received to date, and accordingly, is recognizing the assistance received over the period in which the Company recognizes the expenses for which the assistance is intended to compensate, and is recognized as a reduction of such expenses. During the year ended December 31, 2013, the Company recognized $0.3 million of the assistance and has deferred revenue of $7.2 million, which is included in other liabilities.

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

Note 12. Share Capital and Share Repurchases

Our authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share. The Company has not issued any preferred shares as of December 31, 2013.

The following table represents changes in the Company’s issued and outstanding common shares for the periods indicated:

	Year Ended December 31,
In thousands	2013	2012	2011
Beginning balance	14,047	13,956	15,742
Vested stock grants	50	60	122
Employee stock purchase plan	17	16	19
Stock options exercised	84	15	52
Treasury shares purchased	—	—	(1,979)

Ending balance	14,198	14,047	13,956

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

Note 13. Dividends and Statutory Financial Information

The Parent Company has not paid or declared any cash dividends on common stock. There are no regulatory restrictions on the ability of the Parent Company to pay dividends. While there is no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors. The amounts of such dividends will be dependent, upon other factors such as, our results of operations and cash flow, financial condition and business needs, restrictive covenants under our credit facility and senior notes that require us to maintain certain consolidated tangible net worth, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries. Refer to Note 8, Credit Facility, for additional information on the restrictions of our credit facility that limit the amount of dividends that may be paid by our subsidiaries.

The amount and nature of net assets that are restricted from payment of dividends as of December 31, 2013 and 2012 are presented in the following table:

	As of December 31,
In thousands	2013	2012
Restricted Net Assets:
Insurance Companies:
Fixed maturities at fair value (amortized cost: 2013, $9,730; 2012, $9,607)	$11,105	$11,728
Short term investments, at cost which approximates fair value	290	290
Cash	1,210	5,208

Total Insurance Companies (1)	12,605	17,226
Lloyd’s Operations:
Fixed maturities at fair value (amortized cost: 2013, $398,930; 2012, $419,271)	398,808	428,142
Short term investments, at cost which approximates fair value	108,485	72,984
Cash	988	849

Total Lloyd’s Operations (2)	508,281	501,975

Total Restricted Net Assets	$520,886	$519,201

(1)	- The restricted net assets for the Insurance Companies primarily consist of fixed maturities on deposit with various state insurance departments. The cash as of December 31, 2012 and 2011, as presented in the table above, was on deposit with a U.K. bank to comply with the regulatory requirements of the Prudential Regulation Authority for the underwriting activities of the U.K. Branch.
(2)	- The restricted net assets for the Lloyd’s Operations consists of fixed maturities and cash held in trust for the benefit of syndicate policyholders and short term investments primarily consisting of overseas deposits in various countries with Lloyd’s to support underwriting activities in those countries.

In addition to the Company’s restricted net assets provided in the table above, there are regulatory limitations on the payment of dividends by our subsidiaries, discussed below, and the Company’s letter of credit facility is secured by all of the common stock of Navigators Insurance Company.

Insurance Companies

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of December 31, 2013, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2014 without prior regulatory approval is $80.4 million. Navigators Insurance Company did not pay any dividends to the Parent Company in 2013. In 2012 and 2011, Navigators Insurance Company paid $15.0 million and $45.0 million, respectively, in dividends to the Parent Company.

The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2013, 2012 and 2011 was $59.4 million, $28.6 million and $16.3 million, respectively. The statutory capital and surplus as filed with the regulatory authorities was $804.1 million and $682.9 million as of December 31, 2013 and 2012, respectively.

The NAIC has codified Statutory Accounting Practices and Procedures (“SAP”) for insurance enterprises. We prepare our statutory basis financial statements in accordance with the most recently updated SAP manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner. The significant differences between SAP and GAAP, as they relate to our operations, are as follows: (1) acquisition and commission costs are expensed when incurred, while under GAAP these costs are deferred and amortized as the related premium is earned; (2) bonds are stated at amortized cost, while under GAAP bonds are classified as available-for-sale and reported at fair value, with unrealized gains and losses recognized in other comprehensive income as a separate component of stockholders’ equity; (3) certain deferred tax assets are not permitted to be included in statutory surplus, while under GAAP deferred taxes are provided to reflect all temporary differences between the carrying values and tax basis of assets and liabilities; (4) unearned premiums and loss reserves are reflected net of ceded amounts, while under GAAP the unearned premiums and loss reserves are reflected gross of ceded amounts; (5) agents’ balances over ninety days due are excluded from the balance sheet, and uncollateralized amounts due from unauthorized reinsurers are deducted from surplus, while under GAAP they are restored to the balance sheet, subject to the usual tests regarding recoverability.

The NAIC has adopted Risked Based Capital (“RBC”) requirements to elevate the adequacy of statutory capital and surplus in relation to risks associated with: (1) asset risk; (2) insurance risk; (3) interest rate and equity market risk; and (4) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of the Navigators Insurance Company. As of December 31, 2013 and 2012, the Navigators Insurance Company exceeded the company action RBC levels. The RBC ratio of Navigators Insurance Company was 304.2% and 295.1% of the company action level as of December 31, 2013 and 2012, respectively.

As part of its general regulatory oversight process, the New York State Department of Finance conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. In 2011, the New York State Department of Finance conducted an examination of Navigators Insurance Company and Navigators Specialty Insurance Company for the years 2005 through 2009. The U.K. Branch is required to maintain certain capital requirements under U.K. regulations and is subject to examination by the U.K. Prudential Regulation Authority (PRA).

Lloyd’s Operations

Lloyd’s sets the corporate member’s required capital annually based on Syndicate 1221’s business plans, rating environment, reserving environment and input arising from Lloyd’s discussions with regulatory and rating agencies. The capital requirement of Syndicate 1221, known as Funds at Lloyd’s (the “FAL”), is currently calculated using the internal Lloyd’s risk-based capital model. The FAL may comprise cash, investments and undrawn letters of credit provided by various banks. As of December 31, 2013 and 2012, the FAL requirement set by Lloyd’s for Syndicate 1221 was $279.3 million (£168.3 million) and $223.4 million (£137.1 million), respectively, based on its business plans, approved in November 2013 and November 2012, respectively.

The valuation of the assets and letters of credit posted for FAL for Syndicate 1221 as of December 31, 2013 and 2012 was $280.2 million (£168.8 million) and $227.3 million (£139.5 million), respectively.

We prepare our Lloyd’s financial statements in accordance with U.K. GAAP basis. The significant differences between U.K. GAAP and GAAP, as they relate to our operations, are as follows: (1) investments are recorded at fair value with unrealized gains and losses being recorded in income while under GAAP the changes in unrealized gains and losses are recorded through AOCI as a separate component of stockholders’ equity; (2) realized foreign exchange on inter-currency conversions are recorded through the income statement, while under GAAP foreign exchange translation is recorded through AOCI as a separate component of stockholders’ equity; (3) Lloyd’s membership costs are not deferred for U.K. GAAP, while under GAAP a prepaid asset is established and amortized over each year of account.

The primary source of income for NCUL, a corporate member of Lloyd’s and controller of 100% of Syndicate 1221’s stamp capacity, is generated through Syndicate 1221. Syndicate 1221 is subject to oversight by the Council of Lloyd’s. Lloyd’s as a whole is authorized and regulated by the PRA. Syndicate 1221’s income as filed with Lloyd’s for 2013, 2012 and 2011 was $21.0 million, $54.9 million and $5.3 million, respectively. The Syndicate’s capital and surplus as filed with Lloyd’s was $124.2 million (£74.8 million) and $110.0 million (£67.5 million) as of December 31, 2013 and 2012, respectively. The difference between our Syndicate’s capital and surplus and the FAL primarily consists of letters of credit and cash held by our corporate member.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221. The Syndicate’s capital and surplus as filed with Lloyd’s consists of undistributed profits on closed and open years of account. In connection with the business plan approved in November 2013, NCUL posted all of the available undistributed profits on closed years of $127.4 million (£76.7 million) to support a portion of the FAL requirement and therefore that amount is not available for distribution to NCUL, which ultimately is not available to the Parent in the form of a dividend. As of December 31, 2013, NCUL has the ability to pay dividends of up to $11.6 million (£7.0 million), consisting of previously distributed profits from Syndicate 1221, to the Parent in the form of dividends.

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

In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of restricted shares from 1,000,000 to 1,500,000. In April 2013, the stockholders further amended and restated the 2005 Stock Incentive Plan increasing the available number of restricted shares from 1,500,000 to 2,000,000. As of December 31, 2013, 1,340,885 of such awards were issued leaving 659,115 awards available to be issued in subsequent periods.

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

The amounts charged to expense for stock-based compensation for the years ended December 31, 2013, 2012 and 2011 are presented in the following table:

	Year Ended December 31,
In thousands	2013	2012	2011
Restricted stock units	$3,369	$7,380	$139
Directors restricted stock grants(1)	413	390	248
Employee stock purchase plan	132	82	173
Stock appreciation rights(2)	—	—	(100)

Total stock-based compensation	$3,914	$7,852	$460

(1)	- Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.
(2)	- All outstanding stock appreciation rights were exercised during 2011.

Unvested restricted stock units outstanding as of December 31, 2013, 2012 and 2011, and changes during the years ended on those dates, are presented in the following table:

	December 31,
	2013	2012	2011
Beginning balance	587,629	526,972	590,661
Granted—Performance	114,463	97,145	86,118
Granted—Non Performance	155,463	146,915	98,640

Total Granted	269,926	244,060	184,758
Vested—Performance Earned	(15,714)	—	(22,993)
Vested—Performance Unearned	(57,585)	(46,998)	(42,334)
Vested—Non Performance	(60,183)	(91,323)	(149,738)

Total Vested	(133,482)	(138,321)	(215,065)
Forfeited	(97,261)	(45,082)	(33,382)

Ending balance	626,812	587,629	526,972

As included in the table above, there were 15,714 and 22,933 performance based shares that vested during the years ended December 31, 2013 and 2011, respectively. There were no performance based shares that vested during the year ended December 31, 2012.

The fair value of total vested shares for the years ended December 31, 2013, 2012 and 2011 was $3.5 million, $4.6 million and $8.6 million, respectively.

The weighted average grant date fair value of all RSUs granted during the years ended December 31, 2013, 2012 and 2011 was $55.36, $48.21 and $50.06, respectively.

As of December 31, 2013 and 2012, the total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs was $10.6 million and $11.9 million, respectively, which is expected to be recognized as expense over weighted average periods of 2.2 years and 2.2 years, respectively. The aggregate fair value of all unvested RSUs as of December 31, 2013 and 2012 was $39.6 million and $30.0 million, respectively.

Stock options outstanding as of December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013		2012		2011
		Average		Average		Average
	# of Shares	Exercise Price	# of Shares	Exercise Price	# of Shares	Exercise Price
Beginning balance	90,250	$29.94	105,250	$29.50	157,500	$27.13
Granted	—	—	—	—	—	—
Exercised	(83,500)	$29.88	(15,000)	$26.90	(52,250)	$22.35
Expired or forfeited	—	—	—	—	—	$—

Ending balance	6,750	$30.65	90,250	$29.94	105,250	$29.50

Number of options exercisable	6,750	$30.65	90,250	$29.94	105,250	$29.50

The following table summarizes information about stock options outstanding as of December 31, 2013:

		Average
	Outstanding	Remaining	Average	Average Aggregate	Exercisable	Average	Average Aggregate
Price Range	Options	Contract Life	Exercise Price	Intrinsic Value	Options	Exercise Price	Intrinsic Value
$21 to $30	5,250	0.2	$29.11	$34.05	5,250	$29.11	$34.05
$31 to $37	1,500	1.7	$36.03	$27.13	1,500	$36.03	$27.13

Total	6,750	1.9			6,750

The Company has a Stock Appreciation Rights Plan which allows for the grant of up to 300,000 stock appreciation rights (“SARs”) at prices of no less than 90% of the fair market value of the common stock. As a result of the approval of the 2005 Amended and Restated Stock Incentive Plan, no further awards will be issued from the Stock Appreciation Rights Plan. SARs outstanding as of December 31, 2013, 2012 and 2011 were as follows:

December 31,
	2013		2012		2011
		Average		Average		Average
		Exercise		Exercise		Exercise
	SARs	Prices	SARs	Prices	SARs	Prices
Beginning balance	—	$—	—	$—	16,500	$18.74
Granted	—	—	—	—	—	—
Exercised	—	—	—	$—	(16,500)	$18.74
Expired or forfeited	—	—	—	—	—	—

Ending balance	—	$—	—	$—	—	$—

Number of SARs exercisable	—	$—	—	$—	—	$—

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees. Employees are offered the opportunity to purchase the Company’s common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of our common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 8,738 shares purchased in 2014 from funds withheld during the July 1, 2013 to December 31, 2013 offering period. There were 17,640 shares purchased in 2013 in the aggregate from funds withheld during the offering periods of July 1, 2012 to December 31, 2012 and January 1, 2013 to June 30, 2013. We expense both the value of the 10% discount and the “look-back” option which provides for the more favorable price at either the beginning or end of the offering period.

Note 15. Retirement Plans

We have a 401(k) Plan for all U.S. eligible employees. Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations. Beginning in 2008, we matched 100% of employee contributions on eligible compensation, up to a maximum of 4% each pay period; our contribution vests immediately. For 2013 and 2012, eligible compensation consisted of gross base salary and annual bonus. For 2011, eligible compensation consisted solely of gross base salary. In addition, we have the discretion of contributing up to 4% of eligible compensation to each eligible employee’s 401(k) plan irrespective of the employees’ contribution amount, which also vests immediately. The Company will make a discretionary matching contribution of 2% or $0.8 million for the year ended December 31, 2013. There were no discretionary matching contributions for the years ended 2012 and 2011.

We sponsored a standalone retirement savings defined contribution plan covering substantially all of the Company’s U.S. employees through December 31, 2011. The standalone retirement savings defined contribution plan was merged into the 401(k) Plan effective January 1, 2012. Company contributions were equal to 7.5% of each eligible employee’s eligible compensation up to the amount permitted by certain Federal regulations. For 2013 and 2012, eligible compensation consisted solely of gross base salary. For 2011, eligible compensation consisted of gross base salary and annual bonus, with the contribution on the bonus not to exceed $2,500. The Company’s contributions vest at 20% per year for six years with vesting beginning in an employee’s second year of service. For any employee hired prior to January 1, 2008, vesting is calculated based on hours of service and vesting commences on January 1 following an employee’s first full year of service. For employees hired after January 1, 2008, vesting is calculated based on elapsed time and vesting commences on the employees anniversary date.

The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2013 was $5.1 million, consisting of $2.7 million for the retirement savings contributions, $1.6 million for the non discretionary matching contributions, and $0.8 million for the discretionary matching contribution. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2012 was $4.6 million, consisting of $2.5 million for the retirement savings contributions and $2.1 million for the non discretionary matching contributions. The expense recorded for the 401(k) Plan for the year ended December 31, 2011 was $1.6 million. The expense recorded for the money purchase defined contribution plan for the year ended December 31, 2011 was $2.8 million.

The Company sponsors a defined contribution plan for the Company’s U.K. employees under U.K. regulations. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary. All U.K. employees are eligible on their date of hire. The expense recorded for the U.K. defined contribution plan was $2.2 million, $1.9 million and $1.7 million for 2013, 2012 and 2011, respectively. Such expenses are included in Other operating expenses.

Note 16. Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
In thousands, except per share amounts	2013	2013	2013	2013
Gross written premiums	$393,222	$332,128	$312,076	$333,091
Revenues:
Net written premiums	$269,452	$198,469	$196,556	$223,445
Change in unearned premiums	(67,124)	7,345	17,339	(3,543)

Net earned premiums	202,328	205,814	213,895	219,902
Net investment income	13,657	14,246	14,094	14,254
Total other-than-temporary impairment losses	(42)	—	(1,821)	(530)
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(42)	—	(1,821)	(530)
Net realized gains (losses)	4,814	3,345	(988)	15,768
Other income (expense)	618	(915)	(210)	(665)

Total revenues	$221,375	$222,490	$224,970	$248,729

Expenses:
Net losses and loss adjustment expenses	$131,342	$131,148	$125,086	$131,385
Commission expenses	26,555	28,391	27,685	30,863
Other operating expenses	40,874	40,678	39,056	43,826
Call premium on Senior Notes	—	—	—	17,895
Interest expense	2,051	2,052	2,053	4,351

Total expenses	$200,822	$202,269	$193,880	$228,320
Income before income taxes	20,553	20,221	31,090	20,409

Income tax expense	$6,643	$6,284	$9,804	$6,076

Net income	$13,910	$13,937	$21,286	$14,333

Comprehensive income (loss)	$14,785	$(24,829)	$25,462	$1,200
Combined ratio	97.9%	97.7%	89.8%	94.0%
Net income (loss) per share:
Basic	$0.99	$0.99	$1.50	$1.01
Diluted	$0.97	$0.97	$1.48	$1.00

	March 31,	June 30,	September 30,	December 31,
In thousands, except per share amounts	2012	2012	2012	2012
Gross written premiums	$343,149	$322,987	$298,742	$321,587
Revenues:
Net written premiums	$243,045	$190,252	$188,046	$212,312
Change in unearned premiums	(59,926)	5,765	13,216	(10,746)

Net earned premiums	183,119	196,017	201,262	201,566
Net investment income	11,258	15,777	13,597	13,616
Total other-than-temporary impairment losses	(198)	(496)	—	(208)
Portion of loss recognized in other comprehensive income (before tax)	44	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(154)	(496)	—	(208)
Net realized gains	1,842	4,217	4,761	30,254
Other income (expense)	911	387	789	(599)

Total revenues	$196,976	$215,902	$220,409	$244,629

Expenses:
Net losses and loss adjustment expenses	$117,985	$123,407	$128,850	$127,191
Commission expenses	29,450	29,503	31,258	31,259
Other operating expenses	36,307	39,819	40,112	42,841
Interest expense	2,049	2,049	2,049	2,051

Total expenses	$185,791	$194,778	$202,269	$203,342
Income before income taxes	11,185	21,124	18,140	41,287

Income tax expense	$3,281	$6,225	$5,225	$13,243

Net income	$7,904	$14,899	$12,915	$28,044

Comprehensive income	$13,881	$21,663	$30,760	$2,418
Combined ratio	99.8%	98.1%	99.1%	100.2%
Net income per share:
Basic	$0.57	$1.06	$0.92	$2.00
Diluted	$0.56	$1.05	$0.90	$1.96

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Summary of Consolidated Investments-Other Than Investments in Related Parties

December 31, 2013

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities—common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant

The Navigators Group, Inc.

Balance Sheets

(Parent Company)

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Cash and investments	$100,676	$15,026
Investments in subsidiaries	1,040,214	955,024
Goodwill and other intangible assets	2,534	2,534
Other assets	26,538	23,219

Total assets	$1,169,962	$995,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Senior Notes	$263,308	$114,424
Accounts payable and other liabilities	802	552
Accrued interest payable	3,640	1,342

Total liabilities	$267,750	$116,318

Stockholders’ Equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,709,876 shares for 2013 and 17,558,046 shares for 2012	1,770	1,755
Additional paid-in capital	335,546	329,452
Treasury stock, at cost (3,511,380 shares for 2013 and 2012)	(155,801)	(155,801)
Retained earnings	692,337	628,871
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	23,387	67,161
Foreign currency translation adjustment, net of tax	4,973	8,047

Total stockholders’ equity	$902,212	$879,485

Total liabilities and stockholders’ equity	$1,169,962	$995,803

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Income

(Parent Company)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net investment income	$13	$341	$595
Dividends received from wholly-owned subsidiaries	—	15,000	45,000

Total revenues	$13	$15,341	$45,595

Expenses:
Call premium on Senior Notes	$17,895	$—	$—
Interest expense	10,507	8,198	8,188
Other (income) expense	2	1,749	2,969

Total expenses	$28,404	$9,947	$11,157

Income (loss) before income tax benefit	$(28,391)	$5,394	$34,438
Income tax benefit	(9,886)	(3,332)	(3,635)

Income (loss) before equity in undistributed net income of wholly owned subsidiaries	$(18,505)	$8,726	$38,073
Equity in undistributed net income of wholly-owned subsidiaries	81,971	55,036	(12,476)

Net income	$63,466	$63,762	$25,597

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Cash Flows

(Parent Company)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$63,466	$63,762	$25,597
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(81,971)	(70,036)	(32,524)
Dividends received from subsidiaries	—	15,000	45,000
Call premium on redemption of Senior Notes	17,895	—	—
Other	2,098	(3,265)	5,831

Net cash provided by (used in) operating activities	$1,488	$5,461	$43,904

Investing activities:
Fixed maturities, available-for-sale
Sales	$8,754	$7,986	$45,716
Purchases	(1,249)	(14,700)	(9,253)
Equity securities
Sales	—	—	—
Purchases	—	—	—
Net increase in short-term investments	(89,988)	(167)	10,064

Net cash provided by (used in) investing activities	$(82,483)	$(6,881)	$46,527

Financing activities:
Capital contribution to subsidiary	$(50,000)	$—	$—
Net Proceeds from Debt Offering	263,278	—	—
Redemption of 7.0% Senior Notes Due May 1, 2016	(132,437)	—	—
Purchase of treasury stock	—	—	(90,866)
Proceeds of stock issued from employee stock purchase plan	821	672	945
Proceeds of stock issued from exercise of stock options	2,495	404	1,169

Net cash provided by (used in) financing activities	$84,157	$1,076	$(88,752)

Increase (decrease) in cash	$3,162	$(344)	$1,679
Cash at beginning of year	2,981	3,325	1,646

Cash at end of year	$6,143	$2,981	$3,325

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Insurance Information

In thousands	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned premiums	Other policy claims and benefits payable	Net earned premiums	Net investment income (1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs (2)	Other operating expenses (1)	Net written premiums
Year ended December 31, 2013
Insurance Companies	$54,984	$1,523,175	$536,303	$—	$639,338	$49,083	$415,413	$81,132	$119,920	$680,008
Lloyd’s Operations	12,023	521,896	178,303	—	202,601	7,160	103,548	34,710	44,514	207,914

	$67,007	$2,045,071	$714,606	$—	$841,939	$56,243	$518,961	$115,842	$164,434	$887,922

Year ended December 31, 2012
Insurance Companies	$48,294	$1,567,045	$470,425	$—	$571,439	$46,549	$417,082	$81,370	$113,625	$622,956
Lloyd’s Operations	12,711	530,003	171,982	—	210,525	7,551	80,351	42,449	45,454	210,699

	$61,005	$2,097,048	$642,407	$—	$781,964	$54,100	$497,433	$123,819	$159,079	$833,655

Year ended December 31, 2011
Insurance Companies	$47,298	$1,517,331	$384,596	$—	$472,463	$54,164	$341,625	$64,165	$101,517	$542,391
Lloyd’s Operations	16,686	565,348	148,032	—	219,182	8,955	135,372	48,341	36,512	211,407

	$63,984	$2,082,679	$532,628	$—	$691,645	$63,119	$476,997	$112,506	$138,029	$753,798

(1) -	Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.
(2) -	Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Reinsurance—Written Premium

		Ceded to	Assumed		Percentage
	Direct	other	from other	Net	of amount
In thousands	Amount	companies	companies	amount	assumed to net
Year ended December 31, 2013
Property-Casualty	$1,127,331	$482,596	$243,187	$887,922	27%

Year ended December 31, 2012
Property-Casualty	$1,034,658	$452,810	$251,807	$833,655	30%

Year ended December 31, 2011
Property-Casualty	$929,778	$354,418	$178,438	$753,798	24%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at	Charged (Credited) to	Charged to	Deductions	Balance at
In thousands	January 1, 2013	Costs and Expenses	Other Accounts	(Describe)	December 31, 2013
Description:
Allowance for uncollectable reinsurance	$11,520	$(188)	$—	$—	$11,332

Valuation allowance in deferred taxes	$499	$55	$—	$—	$554

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Information Concerning Property-Casualty Insurance Operations

($ in thousands)

	Deferred	Reserve for losses					Losses and loss adjustment		Amortization of deferred
	policy	and loss	Discount,		Net	Net	expenses incurred related to		policy	Other	Net
	acquisition	adjustment	if any,	Unearned	earned	investment	Current	Prior	acquisition	operating	written
Affiliation with Registrant	costs	expenses	deducted	premiums	premiums	income (1)	year	years	costs (2)	expenses (1)	premiums
Consolidated Subsidiaries:
Year ended December 31, 2013	$67,007	$2,045,071	$—	$714,606	$841,939	$56,243	$520,227	$(1,266)	$115,842	$164,434	$887,922

Year ended December 31, 2012	$61,005	$2,097,048	$—	$642,407	$781,964	$54,100	$542,724	$(45,291)	$123,819	$159,079	$833,655

Year ended December 31, 2011	$63,984	$2,082,679	$—	$532,628	$691,645	$63,119	$474,852	$2,145	$112,506	$138,029	$753,798

(1)	- Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.
(2)	- Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:

3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-3	By-laws, as amended	Form S-1 (File No. 33-5667)

3-4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006

4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)

10-1*	Stock Option Plan	Form S-1 (File No. 33-5667)

10-2*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)

10-3	Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001

10-4	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002

10-5*	2002 Stock Incentive Plan	Proxy Statement filed May 30, 2002

10-6*	Employee Stock Purchase Plan	Proxy Statement filed May 29, 2003

10-7*	Executive Performance Incentive Plan	Proxy Statement filed April 4, 2008

10-8	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No.333-108424)

10-16*	Amended and Restated 2005 Stock Incentive Plan	Proxy Statement filed April 4, 2010

10-17	Amended and Restated Funds at Lloyds Letter of Credit Agreement among the Company, ING Bank N.V., London Branch, individually and as Administrative Agent, and Letter of Credit Agent JP Morgan Chase Bank N.A., and Barclays Bank	Form 8-K filed November 28, 2012

10-18	Employment Agreement with Stephen R. Coward dated December 9, 2010	**

10-19	Employment Agreement with Colin Sprott dated July 10, 2013	**

11-1	Statement re Computation of Per Share Earnings	**

21-1	Subsidiaries of Registrant	**

23-1	Consent of Independent Registered Public Accounting Firm	**

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Scheme	**

101.CAL	XBRL Taxonomy Extension Calculation Database	**

101.LAB	XBRL Taxonomy Extension Label Linkbase	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase	**

*	Compensatory Plan
**	Included herein