Form 10-Q
period 2014-03-31
NAVIGATORS GROUP INC
filed 2014-05-09
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

The number of common shares outstanding as of April 27, 2014 was 14,256,214.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014, $2,133,492; 2013, $2,036,999)	$2,162,713	$2,047,873
Equity securities, available-for-sale, at fair value (cost: 2014, $137,358; 2013, $118,804)	163,527	143,954
Short-term investments, at cost which approximates fair value	207,843	296,250
Cash	55,041	86,509

Total investments and cash	$2,589,124	$2,574,586

Premiums receivable	$416,675	$325,025
Prepaid reinsurance premiums	246,545	247,822
Reinsurance recoverable on paid losses	42,260	38,384
Reinsurance recoverable on unpaid losses and loss adjustment expenses	830,431	822,438
Deferred policy acquisition costs	79,334	67,007
Accrued investment income	14,221	13,866
Goodwill and other intangible assets	7,174	7,177
Current income tax receivable, net	3,204	9,918
Deferred income tax, net	20,928	28,187
Receivable for investments sold	10,078	3
Other assets	39,831	35,039

Total assets	$4,299,805	$4,169,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,087,471	$2,045,071
Unearned premiums	798,745	714,606
Reinsurance balances payable	145,948	167,252
Senior Notes	263,340	263,308
Payable for investments purchased	10,231	7,624
Accounts payable and other liabilities	57,236	69,379

Total liabilities	$3,362,971	$3,267,240

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,766,586 shares for 2014 and 17,709,876 shares for 2013	1,776	1,770
Additional paid-in capital	337,242	335,546
Treasury stock, at cost (3,511,380 shares for 2014 and 2013)	(155,801)	(155,801)
Retained earnings	720,305	692,337
Accumulated other comprehensive income	33,312	28,360

Total stockholders’ equity	$936,834	$902,212

Total liabilities and stockholders’ equity	$4,299,805	$4,169,452

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013

Gross written premiums	$422,790	$393,222

Revenues:
Net written premiums	$311,850	$269,452
Change in unearned premiums	(86,578)	(67,124)

Net earned premiums	225,272	202,328
Net investment income	16,610	13,657
Total other-than-temporary impairment losses	—	(42)
Portion of loss recognized in other comprehensive income (before tax)	—	—

Net other-than-temporary impairment losses recognized in earnings	—	(42)
Net realized gains (losses)	833	4,814
Other income (expense)	10,399	618

Total revenues	$253,114	$221,375

Expenses:
Net losses and loss adjustment expenses	$135,067	$131,342
Commission expenses	25,727	26,555
Other operating expenses	47,146	40,874
Interest expense	3,852	2,051

Total expenses	211,792	200,822

Income before income taxes	41,322	20,553

Income tax expense (benefit)	13,354	6,643

Net income	$27,968	$13,910

Net income per common share:
Basic	$1.96	$0.99
Diluted	$1.94	$0.97

Average common shares outstanding:
Basic	14,233,504	14,085,821
Diluted	14,408,416	14,374,957

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$27,968	$13,910

Other comprehensive income:
Change in net unrealized gains (losses) on investments:

Unrealized gains (losses) on investments arising during the period, net of tax of $7,010 and $617 in 2014 and 2013, respectively	$13,314	$1,145

Reclassification adjustment for net realized (gains) losses included in net income net of tax of $366 and $1,770 in 2014 and 2013, respectively	(679)	(3,179)

Change in net unrealized gains (losses) on investments	$12,635	$(2,034)

Change in other-than-temporary impairments:

Non credit other-than-temporary impairments arising during the period, net of tax of $31 and $150 in 2014 and 2013, respectively	$56	$279

Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income	—	—

Change in other-than-temporary impairments	$56	$279

Change in foreign currency translation gains (losses), net of tax of $3,584 and $1,543 in 2014 and 2013, respectively	(7,739)	2,630

Other comprehensive income	$4,952	$875

Comprehensive income	$32,920	$14,785

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2013	17,709,876	$1,770	$335,546	3,511,380	$(155,801)	$692,337	$28,360	$902,212
Net income						27,968	—	27,968
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	12,635	12,635
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	56	56
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(7,739)	(7,739)

Total other comprehensive income	—	—	—	—	—	—	4,952	4,952
Shares issued under stock plan	56,710	6	(190)	—	—	—	—	(184)
Share-based compensation	—	—	1,886	—	—	—	—	1,886

Balance, March 31, 2014	17,766,586	$1,776	$337,242	3,511,380	$(155,801)	$720,305	$33,312	$936,834

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$27,968	$13,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,184	1,025
Deferred income taxes	(106)	(1,370)
Net realized (gains) losses	(833)	(4,814)
Net other-than-temporary losses recognized in earnings	—	42
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(11,869)	5,176
Reserves for losses and loss adjustment expenses	42,400	7,338
Prepaid reinsurance premiums	2,051	(11,761)
Unearned premiums	86,063	76,976
Premiums receivable	(91,650)	(80,215)
Deferred policy acquisition costs	(12,327)	(8,344)
Accrued investment income	(355)	(1,053)
Reinsurance balances payable	(22,476)	(700)
Current income tax receivable, net	6,714	4,945
Other	(17,922)	3,157

Net cash provided by (used in) operating activities	$8,842	$4,312

Investing activities:
Fixed maturities
Redemptions and maturities	$50,542	$28,469
Sales	107,681	362,090
Purchases	(259,494)	(358,829)
Equity securities
Sales	7,935	4,787
Purchases	(25,473)	(9,926)
Change in payable for securities	(7,469)	(42,464)
Net change in short-term investments	88,353	24,234
Purchase of property and equipment	(2,991)	(919)

Net cash provided by (used in) investing activities	$(40,916)	$7,442

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$453	$374
Proceeds of stock issued from exercise of stock options	153	1,112

Net cash provided by (used in) financing activities	$606	$1,486

Increase (decrease) in cash	$(31,468)	$13,240
Cash at beginning of year	86,509	45,336

Cash at end of period	$55,041	$58,576

Supplemental cash information:
Income taxes paid, net	$3,628	$1,198
Interest paid	$—	$—
Issuance of stock to directors	$438	$400

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements

(Unaudited)

Note 1. Organization & Summary of Significant Accounting Policies

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All such adjustments are of a normal recurring nature. All significant intercompany transactions and balances have been eliminated. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The term “the Company” as used herein is used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. These financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s 2013 Annual Report on Form 10-K. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

We are an international insurance and reinsurance company focusing on specialty products within the overall property and casualty market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed other specialty insurance and reinsurance lines within our property casualty business, such as commercial primary and excess liability as well as specialty niches in professional liability.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage, and service insurance and reinsurance business. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

Navigators Management Company (“NMC”) and Navigators Management (UK) Limited (“NMUKL”) produce, manage, and service insurance and reinsurance for Navigators Insurance Company (“NIC”), which includes a United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by NSIC is fully reinsured by NIC pursuant to a 100% quota share reinsurance agreement.

Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Through our participation of Syndicate 1221, we primarily underwrite marine and related lines of business along with offshore energy, construction coverage for onshore energy businesses, specialty assumed reinsurance, and professional liability insurance. We have controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013, and 2012 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, we have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.

Note 2. Segment Information

The Company classifies its business into two underwriting segments consisting of the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”), which are separately managed by division and aggregated in to each underwriting segment, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.

The Insurance Companies consist of NIC, including its U.K. Branch, and its wholly-owned subsidiary, NSIC. They are primarily engaged in underwriting marine insurance and related lines of business, specialty insurance lines of business, including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses, specialty assumed reinsurance business, and professional liability insurance. NSIC underwrites specialty and professional liability insurance on an excess and surplus lines basis.

The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business, specialty assumed reinsurance, and professional liability insurance at Lloyd’s through Syndicate 1221.

The Company evaluates the performance of each underwriting segment based on its underwriting and GAAP results. Underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and loss adjustment expenses (“LAE”), commission expenses, other operating expenses and other underwriting income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. Each segment maintains its own investments on which it earns income and realizes capital gains or losses. The Company’s underwriting performance is evaluated separately from the performance of its investment portfolios.

Financial data by segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Month Ended March 31, 2014
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$311,798	$110,992	$—	$422,790
Net written premiums	233,951	77,899	—	311,850

Net earned premiums	165,884	59,388	—	225,272
Net losses and loss adjustment expenses	(106,427)	(28,640)	—	(135,067)
Commission expenses	(16,710)	(9,526)	509	(25,727)
Other operating expenses	(33,361)	(13,785)	—	(47,146)
Other underwriting income (expense)	658	6	(509)	155

Underwriting profit (loss)	$10,044	$7,443	$—	$17,487

Net investment income	14,777	1,815	18	16,610
Net realized gains (losses)	1,237	(404)	—	833
Interest expense	—	—	(3,852)	(3,852)
Other income	49	10,195	—	10,244

Income (loss) before income taxes	$26,107	$19,049	$(3,834)	$41,322

Income tax expense (benefit)	8,112	6,638	(1,396)	13,354

Net income (loss)	$17,995	$12,411	$(2,438)	$27,968

Identifiable assets	$3,203,763	$941,426	$154,616	$4,299,805

Losses and loss adjustment expenses ratio	64.2%	48.2%		60.0%
Commission expense ratio	10.1%	16.0%		11.4%
Other operating expense ratio (2)	19.6%	23.3%		20.8%

Combined ratio	93.9%	87.5%		92.2%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income.

	Three Month Ended March 31, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$301,628	$91,594	$—	$393,222
Net written premiums	216,319	53,133	—	269,452

Net earned premiums	154,331	47,997	—	202,328
Net losses and loss adjustment expenses	(106,985)	(24,357)	—	(131,342)
Commission expenses	(18,517)	(8,621)	583	(26,555)
Other operating expenses	(29,343)	(11,531)	—	(40,874)
Other income (expense)	659	542	(583)	618

Underwriting profit (loss)	$145	$4,030	$—	$4,175

Net investment income	11,951	1,702	4	13,657
Net realized gains (losses)	4,792	(20)	—	4,772
Interest expense	—	—	(2,051)	(2,051)

Income (loss) before income taxes	$16,888	$5,712	$(2,047)	$20,553

Income tax expense (benefit)	5,404	2,046	(807)	6,643

Net income (loss)	$11,484	$3,666	$(1,240)	$13,910

Identifiable assets	$3,087,308	$936,471	$47,266	$4,071,045

Losses and loss adjustment expenses ratio	69.3%	50.7%		64.9%
Commission expense ratio	12.0%	18.0%		13.1%
Other operating expense ratio (2)	18.6%	22.9%		19.9%

Combined ratio	99.9%	91.6%		97.9%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three months ended March 31, 2014 and 2013:

In thousands
Gross Written Premiums:	Three Months
Insurance Companies:	2014	2013
Marine	$52,233	$50,847
Property Casualty	229,356	218,964
Professional Liability	30,209	31,817

	311,798	301,628
Lloyd’s Operations:
Marine	62,957	53,644
Property Casualty	33,079	25,058
Professional Liability	14,956	12,892

	110,992	91,594

Total	$422,790	$393,222

Net Written Premiums:	Three Months
Insurance Companies:	2014	2013
Marine	$41,124	$41,141
Property Casualty	172,361	149,951
Professional Liability	20,466	25,227

	233,951	216,319
Lloyd’s Operations:
Marine	52,131	39,558
Property Casualty	16,534	7,312
Professional Liability	9,234	6,263

	77,899	53,133

Total	$311,850	$269,452

Net Earned Premiums:	Three Months
Insurance Companies:	2014	2013
Marine	$32,760	$36,725
Property Casualty	110,826	92,718
Professional Liability	22,298	24,888

	165,884	154,331
Lloyd’s Operations:
Marine	38,887	34,045
Property Casualty	12,958	7,879
Professional Liability	7,543	6,073

	59,388	47,997

Total	$225,272	$202,328

The Insurance Companies net earned premiums include $11.6 million and $10.1 million of net earned premiums from the U.K. Branch for the three months ended March 31, 2014 and 2013, respectively.

Note 3. Reinsurance Ceded

The Company’s ceded earned premiums were $113.6 million and $110.9 million for the three months ended March 31, 2014 and 2013, respectively. The Company’s ceded incurred losses were $53.9 million and $53.6 million for the three months ended March 31, 2014 and 2013, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 76.2% of the total recoverable), together with the reinsurance recoverable and collateral as of March 31, 2014, and the reinsurers’ ratings from A.M. Best Company (“A.M. Best”) or Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held (2)	A.M. Best	S&P
National Indemnity Company	$50,635	$101,575	$152,210	$30,795	A++	AA+
Transatlantic Reinsurance Company	19,819	75,865	95,684	6,984	A	A+
Everest Reinsurance Company	21,782	70,793	92,575	7,706	A+	A+
Munich Reinsurance America Inc.	5,505	68,798	74,303	4,510	A+	AA-
Swiss Reinsurance America Corporation	7,690	63,942	71,632	4,759	A+	AA-
Lloyd’s Syndicate #2003	6,704	40,585	47,289	5,977	A	A+
Allied World Reinsurance	13,380	33,043	46,423	3,129	A	A
Partner Reinsurance Europe	9,483	29,208	38,691	16,623	A+	A+
Scor Global P&C SE	9,690	22,199	31,889	6,724	A	A+
Employers Mutual Casualty Company	11,368	14,766	26,134	10,689	A	NR
Atlantic Specialty Insurance	6,741	15,944	22,685	839	A	A-
Tower Insurance Company	—	21,738	21,738	1,803	B	NR
QBE Reinsurance Corp	6,666	12,827	19,493	1,043	A	A+
Ace Property and Casualty Insurance Company	10,108	7,884	17,992	4,152	A++	AA-
Validus Reinsurance Ltd.	2,316	15,198	17,514	12,140	A	A
Ironshore Indemnity Inc.	7,224	10,248	17,472	9,273	A	NR
Lloyd’s Syndicate #4000	96	16,127	16,223	111	A	A+
Odyssey American Reinsurance Corporation	3,420	12,425	15,845	1,545	A	A-
Berkley Insurance Company	2,096	11,846	13,942	—	A+	A+
AXIS Re Europe	4,108	9,453	13,561	3,724	A+	A+

Top 20 Reinsurers	$198,831	$654,464	$853,295	$132,526
Others	47,714	218,227	265,941	72,914

Total	$246,545	$872,691	$1,119,236	$205,440

(1) - Net of reserve for uncollectible reinsurance of approximately $11.3 million.

(2) - Collateral of $205.4 million consists of $145.9 million in ceded balances payable, $53.4 million in letters of credit, and $6.1 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Note 4. Stock-Based Compensation

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. The Company’s performance based share grants generally consist of three types of awards. The restricted stock units issued in 2014 and after will cliff vest on the third anniversary of the date of the grant with 100% dependent on the rate of cumulative annual growth in tangible book value for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 50% of that portion of the original award. The restricted stock units issued between 2011 - 2013 will cliff vest on the third anniversary of the date of grant, with 50% vesting in full, and 50% dependent on the rate of compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. Those performance based restricted stock units issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, with 100% dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation for the three months ended March 31, 2014 and 2013 are presented in the following table:

	Three Months Ended March 31,
In thousands	2014	2013
Restricted stock units	$1,886	$1,358
Directors restricted stock grants(1)	100	100
Employee stock purchase plan	74	9

Total stock based compensation	$2,060	$1,467

(1) -	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.

Note 5. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £215 million ($359.1 million) for the 2014 underwriting year compared to £195 million ($323.7 million) for the 2013 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2014 and 2013 underwriting years through its wholly-owned Lloyd’s corporate member.

During the quarter, the Syndicate revised its foreign exchange accounting methodology from reporting the Syndicate’s financial position and results using three functional currencies (GBP, USD and CAD) to one functional currency (USD). The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in re-measurement has resulted in an immaterial correction of $10.0 million ($6.6 million, after-tax) reducing Accumulated Other Comprehensive Income in the consolidated balance sheet, offset by a gain in Other Income in the consolidated statement of income. The impact of the correction is not material to the previously issued interim and annual financial statements for 2013 and 2012.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of March 31, 2014, the Company had provided letters of credit of $152.1 million and has $1.0 million of cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2013 and 2014 underwriting years, as well as open prior years. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2014, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of NIC. Refer to Note 10, Credit Facility, for additional information.

Note 6. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the United Kingdom (“U.K.”) Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and receives U.K. tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes were not accrued on the earnings of the Company’s foreign agencies in previous years as these earnings were subject to the active financing exception and were not includable as Subpart F income. Certain provisions of Subpart F expired for years after December 31, 2013, therefore, these earnings will be taxable in the U.S. at the 35% tax rate beginning January 1, 2014. The impact of this change is immaterial for the period ended March 31, 2014.

The Company has not provided for U.S. income taxes on approximately $21.4 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.2 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of March 31, 2014 and 2013. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2014 and 2013. The Company currently is under examination by the Internal Revenue Service for taxable years 2010 and 2011 and generally is subject to U.S. Federal, state or local or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $13.4 million for the three months ended March 31, 2014 compared to $6.6 million for the same period in 2013, resulting in an effective tax rate of 32.3% for the three months ended March 31, 2014 and 2013.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.4 million and $0.6 million as of March 31, 2014 and December 31, 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million as of March 31, 2014 and December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of March 31, 2014 expire from 2024 to 2032.

Note 7. Senior Notes due May 1, 2016

On October 4, 2013, the Company completed a public debt offering of $265 million principal amount of 5.75% Senior Notes (“5.75% Senior Notes”) and received net proceeds of $263 million. The principal amount of the Senior Notes is payable in one single installment on October 15, 2023. The Company used a portion of the proceeds of the 5.75% Senior Notes for the redemption of the 7.0% Senior Notes due May 1, 2016 (“7.0% Senior Notes”). The Company incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes. The 5.75% Senior Notes liability as of March 31, 2014 was $263.3 million. The unamortized discount as of March 31, 2014 was $1.7 million.

The fair value of the 5.75% Senior Notes as of March 31, 2014 was $286.7 million. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the 5.75% Senior Notes each April 15 and October 15. The effective interest rate related to the 5.75% Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%. Interest expense on the 5.75% Senior Notes totaled $3.9 million for the three months ended March 31, 2014. Interest expense on the 7.0% Senior Notes was approximately $2 million for the three months ended March 31, 2013.

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

The terms of the 5.75% Senior Notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of March 31, 2014, the Company was in compliance with all such covenants.

Note 8. Commitments and Contingencies

The State of Connecticut (“the State”) awarded the Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) as an incentive to move its corporate headquarters to Stamford, Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness under conditions of the agreement with the State. The amount of the assistance to be received is dependent on the Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. The Company completed the move to Stamford in September 2013 and received $7.5 million for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of March 31, 2014, the length of time commitment has not been met. However, the Company expects to meet all the conditions to keep the amount of assistance received to date, and accordingly, is recognizing the assistance received over the period in which the Company recognizes the expenses for which the assistance is intended to compensate as a reduction of such expenses. The Company recognized $0.3 million of the assistance for the three months ended March 31, 2014, and as of March 31, 2014 and December 31, 2013, has deferred revenue of $6.9 million and $7.2 million, respectively, which is included in other liabilities.

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

Note 9. Investments

The following tables set forth the Company’s cash and investments as of March 31, 2014 and December 31, 2013. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within accumulated other comprehensive income (“AOCI”).

	March 31, 2014
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$417,942	$3,066	$(4,956)	$419,832
States, municipalities and political subdivisions	491,598	12,216	(6,948)	486,330
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	265,818	7,182	(3,525)	262,161
Residential mortgage obligations	57,852	1,573	(136)	56,415
Asset-backed securities	162,226	639	(563)	162,150
Commercial mortgage-backed securities	173,333	7,792	(272)	165,813

Subtotal	$659,229	$17,186	$(4,496)	$646,539
Corporate bonds	593,944	15,472	(2,319)	580,791

Total fixed maturities	$2,162,713	$47,940	$(18,719)	$2,133,492
Equity securities - common stocks	141,476	26,589	(1,271)	116,158
Equity securities - Preferred stocks	22,051	852	(1)	21,200
Short-term investments	207,843	—	—	207,843
Cash	55,041	—	—	55,041

Total	$2,589,124	$75,381	$(19,991)	$2,533,734

	December 31, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of March 31, 2014 and December 31, 2013, fixed maturities for which non-credit OTTI was previously recognized and included in other accumulated comprehensive income are now in an unrealized gains position of $0.6 million and $0.5 million, respectively.

The fair value of the Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. The Company does not have the intent to sell nor is it more likely than not that it will have to sell fix maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, the Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The contractual maturity dates for fixed maturities categorized by the number of years until maturity as of March 31, 2014 are shown in the following table:

	March 31, 2014
	Fair	Amortized
In thousands	Value	Cost
Due in one year or less	$78,570	$77,743
Due after one year through five years	739,594	725,355
Due after five years through ten years	407,558	406,355
Due after ten years	277,762	277,500
Mortgage- and asset-backed securities	659,229	646,539

Total	$2,162,713	$2,133,492

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.1 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of March 31, 2014 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	March 31, 2014
		Fair	Percent
In thousands	Rating	Value	of Total
Rating description:
Extremely strong	AAA	$389,209	18%
Very strong	AA	1,014,656	47%
Strong	A	561,731	26%
Adequate	BBB	175,311	8%
Speculative	BB & Below	18,287	1%
Not rated	NR	3,519	0%

Total	AA	$2,162,713	100%

The following table summarizes all securities in a gross unrealized loss position as of March 31, 2014 and December 31, 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	March 31, 2014			December 31, 2013
			Gross			Gross
	Number of		Unrealized	Number of		Unrealized
In thousands, except # of securities	Securities	Fair Value	Loss	Securities	Fair Value	Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	20	$120,036	$518	27	$136,360	$1,096
7-12 months	21	128,509	4,426	26	149,370	7,759
> 12 months	1	897	12	—	—	—

Subtotal	42	$249,442	$4,956	53	$285,730	$8,855
States, municipalities and political subdivisions
0-6 months	14	$24,744	$163	28	$40,132	$297
7-12 months	77	160,382	5,050	104	205,152	12,100
> 12 months	16	36,052	1,735	6	12,357	1,254

Subtotal	107	$221,178	$6,948	138	$257,641	$13,651
Agency mortgage-backed securities
0-6 months	6	$22,200	$65	39	$39,458	$434
7-12 months	53	61,847	2,060	64	77,860	3,768
> 12 months	11	22,492	1,400	9	22,784	1,814

Subtotal	70	$106,539	$3,525	112	$140,102	$6,016
Residential mortgage obligations
0-6 months	2	$897	$3	3	$431	$2
7-12 months	4	536	18	7	950	29
> 12 months	13	2,222	115	15	2,467	130

Subtotal	19	$3,655	$136	25	$3,848	$161
Asset-backed securities
0-6 months	7	$42,213	$67	14	$75,887	$479
7-12 months	3	31,495	496	1	203	1
> 12 months	—	—	—	—	—	—

Subtotal	10	$73,708	$563	15	$76,090	$480
Commercial mortgage-backed securities
0-6 months	3	$6,103	$13	4	$6,712	$31
7-12 months	2	15,004	250	2	15,098	322
> 12 months	2	519	9	4	774	21

Subtotal	7	$21,626	$272	10	$22,584	$374
Corporate bonds
0-6 months	45	$176,120	$744	34	$93,591	$717
7-12 months	12	45,043	1,575	18	55,021	2,726
> 12 months	1	1,701	—	—	—	—

Subtotal	58	$222,864	$2,319	52	$148,612	$3,443

Total fixed maturities	313	$899,012	$18,719	405	$934,607	$32,980

Equity securities - common stocks
0-6 months	10	$21,578	$1,120	5	$7,387	$422
7-12 months	3	3,794	151	2	3,538	128
> 12 months	—	—	—	—	—	—

Total common Stocks	13	$25,372	$1,271	7	$10,925	$550

Equity securities - preferred stocks
0-6 months	1	$553	$1	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total Preferred Stocks	1	$553	$1	—	$—	$—

As of March 31, 2014 and December 31, 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.6 million and $1.1 million, respectively.

The Company analyzes impaired securities quarterly to determine if any are other-than-temporary. The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

For fixed maturities, when assessing whether the amortized cost basis of the security will be recovered, the Company compares the present value of cash flows expected to be collected in relation to the current book value. Any shortfalls of the present value of the cash flows expected to be collected to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within AOCI.

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

As of March 31, 2014, there were no securities with a fair value that was less than 80% of amortized cost.

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

Three Months Ended March 31,
	2014		2013
	Number of		Number of
In thousands, except # of securities	Securities	Amount	Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—
Equities	—	—	2	42

Total	—	$—	2	$42

Less: Portion of loss in accumulated other comprehensive income (loss): Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		—
Asset-backed securities		—		—
Equities		—		—

Total		$—		$—

Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		—
Asset-backed securities		—		—
Equities		—		42

Total		$—		$42

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on debt securities for the three months ended March 31, 2014 and 2013. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities, prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

	Three Months Ended March 31,
In thousands	2014	2013
Beginning balance	$4,183	$2,362
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—

Ending balance	$4,183	$2,362

The contractual maturity dates for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of March 31, 2014 is presented in the following table:

	March 31, 2014
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$—	0%	$1,701	0%
Due after one year through five years	1,697	9%	316,024	35%
Due after five years through ten years	7,773	41%	235,549	26%
Due after ten years	4,753	26%	140,210	16%
Mortgage- and asset-backed securities	4,496	24%	205,528	23%

Total	$18,719	100%	$899,012	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended March 31,
In thousands	2014	2013
Fixed maturities	$13,953	$13,167
Equity securities	3,233	1,030
Short-term investments	218	189

Total investment income	$17,404	$14,386
Investment expenses	(794)	(729)

Net investment income	$16,610	$13,657

The change in net unrealized gains and losses, inclusive of the change in the non credit portion of other-than-temporary impairment losses, consisted of:

	Three Months Ended March 31,
In thousands	2014	2013
Fixed maturities	$18,347	$(10,930)
Equity securities	1,019	8,172

Gross unrealized gains (losses)	$19,366	$(2,758)
Deferred income tax	6,675	(1,003)

Change in net unrealized gains (losses), net	$12,691	$(1,755)

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Fixed maturities:
Gains	$1,867	$3,206
Losses	(2,051)	(310)

Fixed maturities, net	$(184)	$2,896
Equity securities:
Gains	$1,920	$1,918
Losses	(903)	—

Equity securities, net	$1,017	$1,918

Net realized gains (losses)	$833	$4,814

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013

	March 31, 2014
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$217,631	$200,311	$—	$417,942
States, municipalities and political subdivisions	—	491,598	—	491,598
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	265,818	—	265,818
Residential mortgage obligations	—	57,852	—	57,852
Asset-backed securities	—	162,226	—	162,226
Commercial mortgage-backed securities	—	173,333	—	173,333

Subtotal	$—	$659,229	$—	$659,229
Corporate bonds	—	593,944	—	593,944

Total fixed maturities	$217,631	$1,945,082	$—	$2,162,713
Equity securities - common stocks	141,476	—	—	141,476
Equity securities - preferred stocks		22,051		22,051

Total	$359,107	$1,967,133	$—	$2,326,240

	December 31, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$242,379	$199,306	$—	$441,685
States, municipalities and political subdivisions	—	460,422	—	460,422
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	301,274	—	301,274
Residential mortgage obligations	—	41,755	—	41,755
Asset-backed securities	—	125,133	—	125,133
Commercial mortgage-backed securities	—	172,750	—	172,750

Subtotal	$—	$640,912	$—	$640,912
Corporate bonds	—	500,447	4,407	504,854

Total fixed maturities	$242,379	$1,801,087	$4,407	$2,047,873
Equity securities - common stocks	143,954	—	—	143,954

Total	$386,333	$1,801,087	$4,407	$2,191,827

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

The Company did not have any significant transfers between Level 1 and 2 as of March 31, 2014 and March 31, 2013.

The following tables present a reconciliation of the beginning and ending balances of all investments measured at fair value using Level 3 inputs during the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Corporate Bonds	$4,407	$—	$—	$—	$—	$—	$—	$(4,407)	$—

Total assets	$4,407	$—	$—	$—	$—	$—	$—	$(4,407)	$—

As of March 31, 2013, the Company did not have any Level 3 assets

As of March 31, 2014 and December 31, 2013, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 10. Credit Facility

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of March 31, 2014, letters of credit with an aggregate face amount of $152.1 million were outstanding under the credit facility and we have $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of March 31, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements. Whenever used in this report, the words “estimate”, “expect”, “believe”, “may”, “will”, “intend”, “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2013 Annual Report on Form 10-K as well as:

•	continued volatility in the financial markets and the current recession;

•	risks arising from the concentration of our business in marine and energy, general liability and professional liability insurance, including the risk that market conditions for these lines could change adversely or that we could experience large losses in these lines;

•	cyclicality in the property and casualty insurance business generally, and the marine insurance business specifically;

•	risks that we face in entering new markets and diversifying the products and services that we offer, including risks arising from the development of our new specialty lines or our ability to manage effectively the rapid growth in our lines of business;

•	changing legal, social and economic trends and inherent uncertainties in the loss estimation process, which could adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	risks inherent in the preparation of our financial statements, which require us to make many estimates and judgments;

•	our ability to continue to obtain reinsurance covering our exposures at appropriate prices and/or in sufficient amounts;

•	the counterparty credit risk of our reinsurers, including risks associated with the collection of reinsurance recoverable amounts from our reinsurers, who may not pay losses in a timely fashion, or at all;

•	the effects of competition from other insurers;

•	unexpected turnover of our professional staff and our ability to attract and retain qualified employees;

•	increases in interest rates during periods in which we must sell fixed-income securities to satisfy liquidity needs may result in realized investment losses;

•	our investment portfolio is exposed to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities;

•	exposure to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our results of operations, financial condition or cash flows;

•	capital may not be available in the future, or may not be available on favorable terms;

•	our ability to maintain or improve our insurance company ratings, as downgrades could significantly adversely affect us, including reducing our competitive position in the industry, or causing clients to choose an insurer with a certain rating level to use higher-rated insurers;

•	risks associated with continued or increased premium levies by Lloyd’s of London (“Lloyd’s) for the Lloyd’s Central Fund and cash calls for trust fund deposits, or a significant downgrade of Lloyd’s rating by the A.M. Best Company (“A.M. Best”);

•	changes in the laws, rules and regulations that apply to our U.S. Insurance Companies;

•	the effect of the European Union Directive on Solvency II on how we manage our business, capital requirements and costs associated with conducting business, including the impact of the delay in the implementation of Solvency II;

•	the inability of our subsidiaries to pay dividends to us in sufficient amounts, which would harm our ability to meet our obligations;

•	weather-related events and other catastrophes (including man-made catastrophes) impacting our insureds and/or reinsurers;

•	volatility in the market price of our common stock;

•	exposure to recent uncertainties with regard to European sovereign debt holdings;

•	the determination of the impairments taken on our investments is subjective and could materially impact our financial position or results of operations;

•	if we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected;

•	compliance by our Marine business with the legal and regulatory requirements to which they are subject is evolving and unpredictable. In addition, compliance with new sanctions and embargo laws could have a material adverse effect on our business; and

•	other risks that we identify in current and future filings with the Securities and Exchange Commission (“SEC”).

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

We are an international insurance and reinsurance company focusing on specialty products within the overall property and casualty market. Our largest product line and most long-standing area of specialization is ocean marine insurance. We have also developed other specialty insurance and reinsurance lines within our property casualty business, such as commercial primary and excess liability, as well as specialty niches in professional liability.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums primarily from business written by wholly-owned underwriting management companies which produce, manage, and service insurance and reinsurance business. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

Navigators Management Company (“NMC”) and Navigators Management (UK) Limited (“NMUKL”) produce, manage, and service insurance and reinsurance for Navigators Insurance Company (“NIC”), which includes a United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by NSIC is fully reinsured by NIC pursuant to a 100% quota share reinsurance agreement.

Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency manages Syndicate 1221. Through our participation of Syndicate 1221, we primarily underwrite marine and related lines of business along with offshore energy, construction coverage for onshore energy businesses, specialty assumed reinsurance, and professional liability insurance. We have controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013, and 2012 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, we have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.

The Company classifies its business into two underwriting segments consisting of the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”), which are separately managed by division and aggregated in to each underwriting segment, and a Corporate segment (“Corporate”). Segment data for each of the two underwriting segments include allocations of the operating expenses of the wholly-owned underwriting management companies and the Parent Company’s operating expenses and related income tax amounts. The Corporate segment consists of the Parent Company’s investment income, interest expense and the related tax effect.

The Insurance Companies are primarily engaged in underwriting marine insurance and related lines of business, specialty insurance lines of business, including contractors general liability insurance, commercial umbrella and primary and excess casualty businesses, specialty assumed reinsurance business, and professional liability insurance. NSIC underwrites specialty and professional liability insurance on an excess and surplus lines basis.

The Lloyd’s Operations primarily underwrite marine and related lines of business along with offshore energy, construction coverages for onshore energy business, specialty assumed reinsurance, and professional liability insurance at Lloyd’s through Syndicate 1221.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from an earthquake on the west coast of the United States. As of March 31, 2014, we estimate that our probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $97.0 million and $31.4 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates). Certain of these estimates are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subject judgments, including those related to our estimates of losses and loss adjustment expenses (“LAE”)(including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverable, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three months ended March 31, 2014 and 2013. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses), net OTTI losses recognized in earnings, and after-tax foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into the entity’s functional currency). Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percentage Change
In thousands, except for per share amounts	2014	2013	YTD
Gross written premiums	$422,790	$393,222	7.5%
Net written premiums	311,850	269,452	15.7%

Total revenues	253,114	221,375	14.3%
Total expenses	211,792	200,822	5.5%

Pre-tax income (loss)	$41,322	$20,553	101.0%
Provision (benefit) for income taxes	13,354	6,643	101.0%

Net income (loss)	$27,968	$13,910	101.1%

Net income (loss) per common share:
Basic	$1.96	$0.99
Diluted	$1.94	$0.97

Net income for the three months ended March 31, 2014 was $28.0 million or $1.94 per diluted share compared to $13.9 million or $0.97 per diluted share for the three months ended March 31, 2013. Operating earnings for the three months ended March 31, 2014 were $20.9 million or $1.45 per diluted share compared to $10.8 million or $0.75 per diluted share for the comparable period in 2013. In comparison to net income, our operating earnings for the three months ended March 31, 2014 excluded net after-tax foreign exchange gains of $6.5 million primarily driven by a one-time change in the functional currency of our Lloyd’s Operations, and after-tax net realized gains of $0.5 million. For the three months ended March 31, 2013, operating earnings excluded after-tax net realized gains of $3.1 million and after-tax OTTI losses of $0.03 million. The increase in our operating earnings was largely attributable to stronger underwriting results from both our Insurance Companies and Lloyd’s Operations.

Our book value per share as of March 31, 2014 was $65.72, increasing 3.4% from $63.54 as of December 31, 2013. The growth in our book value per share is driven by stronger underwriting results from both our Insurance Companies and Lloyd’s Operations, as well as an increase in our unrealized gains on our investment portfolio across all fixed income classes. Our consolidated stockholders’ equity increased 3.8% to $936.8 million as of March 31, 2014 compared to $902.2 million as of December 31, 2013.

Cash flows from operations were $8.8 million for the three months ended March 31, 2014 compared to $4.3 million for the comparable period in 2013. The increase in cash flow from operations for 2014 is largely attributable to a reduction in losses paid as well as the continued improvement of collections on premiums receivable.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or loss for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Gross written premiums	$422,790	$393,222	7.5%
Net written premiums	311,850	269,452	15.7%

Net earned premiums	225,272	202,328	11.3%
Net losses and loss adjustment expenses	(135,067)	(131,342)	2.8%
Commission expenses	(25,727)	(26,555)	–3.1%
Other operating expenses	(47,146)	(40,874)	15.3%

Other underwriting income (expenses)	155	618	–74.9%

Underwriting profit (loss)	$17,487	$4,175	NM

Net investment income	16,610	13,657	21.6%
Net other-than-temporary impairment losses recognized in earnings	—	(42)	NM
Net realized gains (losses)	833	4,814	–82.7%
Interest expense	(3,852)	(2,051)	87.8%
Other income	10,244		NM

Income (loss) before income taxes	$41,322	$20,553	101.0%

Income tax expense (benefit)	13,354	6,643	101.0%

Net income (loss)	$27,968	$13,910	101.1%

Losses and loss adjustment expenses ratio	60.0%	64.9%
Commission expense ratio	11.4%	13.1%
Other operating expense ratio (1)	20.8%	19.9%

Combined ratio	92.2%	97.9%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

The combined ratio for the three months ended March 31, 2014 was 92.2% compared to 97.9% for the same period in 2013. Our pre-tax underwriting profit increased $13.3 million to a $17.5 million underwriting profit for March 31, 2014 compared to $4.2 million for the same period in 2013.

Our pre-tax underwriting profit for the three months ended March 31, 2014 is due to strong underwriting results driven by the mix of business and favorable loss trends from both our Insurance Companies and Lloyd’s Operations. Our Insurance Companies reported an underwriting profit of $10.0 million inclusive of $4.9 million of underwriting profit from our Marine business due to growth as well as favorable loss emergence from our Marine liability product lines for underwriting years (“UY”) 2011 and prior, as well as $3.0 million of underwriting profit from our Assumed Reinsurance business across all product lines. In addition, our Primary and Excess Casualty businesses produced underwriting profits of $1.5 million and $1.3 million as a result of strong production attributable to the continued dislocation of certain competitors. Our Lloyd’s Operations reported an underwriting profit of $7.4 million inclusive of $4.3 million of underwriting profit from our Lloyd’s Marine business that was driven by $2.4 million of assumed RRPs from our marine reinsurance excess-of-loss product lines and favorable loss emergence from our Marine liability product line for current and prior accident years, and $3.5 million of underwriting profit from our Lloyd’s Property Casualty business due to favorable loss emergence from the current accident year.

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

Revenues

Gross Written Premiums

The following table sets forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014				2013
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies
Marine	$52,233	12%	$41,124	$32,760	$50,847	13%	$41,141	$36,725
Property Casualty	229,356	55%	172,361	110,826	218,964	56%	149,951	92,718
Professional Liability	30,209	7%	20,466	22,298	31,817	8%	25,227	24,888

Total Insurance Companies	$311,798	74%	$233,951	$165,884	$301,628	77%	$216,319	$154,331

Lloyd’s Operations
Marine	$62,957	15%	$52,131	$38,887	$53,644	14%	$39,558	$34,045
Property Casualty	33,079	8%	16,534	12,958	25,058	6%	7,312	7,879
Professional Liability	14,956	3%	9,234	7,543	12,892	3%	6,263	6,073

Total Lloyd’s Operations	$110,992	26%	$77,899	$59,388	$91,594	23%	$53,133	$47,997

Total	$422,790	100%	$311,850	$225,272	$393,222	100%	$269,452	$202,328

Gross written premiums increased $29.6 million, or 7.5%, to $422.8 million for the three months ended March 31, 2014 compared to $393.2 million for the same period in 2013. The increase in gross written premiums is primarily attributed to growth from our Insurance Companies Property Casualty business driven by new business production from our Primary Casualty division in connection with continued dislocation among certain competitors. In addition, we have experienced growth from our Assumed Reinsurance business written by our Lloyds Operations, specifically new business growth from our Marine Excess-of-Loss Assumed Reinsurance, reported through Lloyd’s Marine, as well as from our International Property and Surety product lines that we began writing in September of 2013, reported through Lloyd’s Operations Property Casualty in the table above.

Average renewal premium rates for our Insurance Companies segment increased 2.1% for the three months ended March 31, 2014 as compared to the same period in 2013 across all of our businesses within each segment. Our Insurance Companies Marine business has realized a 3.0% average increase in rates across all significant product lines. Our Insurance Companies Property Casualty business realized a 2.2% increase in rates that is mostly driven by a 6.4% increase for the Excess Casualty division and a 2.8% increase in the Primary Casualty division, partially offset by a 4.4% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 0.8%, inclusive of 2.8% increase in D&O. For the three months ended March 31, 2014, average renewal premium rates for our Lloyd’s Operations increased 1.7% compared to the same period in 2013, driven by a 3.1% increase from Lloyd’s Marine, partially offset by decreases of 1.1% and 1.5% for Lloyd’s Property Casualty and Lloyd’s Professional Liability, respectively.

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

For the three months ended March 31, 2014, we reported approximately $1.0 million of RRPs in connection with adjustments of certain estimates of large losses incurred by our Insurance Company Marine businesses. For the three months ended March 31, 2013, we reported approximately $0.7 million of RRPs in connection with a large energy loss from our Lloyd’s energy and engineering business.

The following table sets forth our ceded written premiums by segment and major line of business for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies
Marine	$11,109	21%	$9,706	19%
Property Casualty	56,995	25%	69,013	32%
Professional Liability	9,743	32%	6,590	21%

Total Insurance Companies	$77,847	25%	$85,309	28%

Lloyd’s Operations
Marine	$10,826	17%	$14,085	26%
Property Casualty	16,545	50%	17,746	71%
Professional Liability	5,722	38%	6,630	51%

Total Lloyd’s Operations	$33,093	30%	$38,461	42%

Total	$110,940	26%	$123,770	31%

Overall, the percentage of total ceded written premiums to total gross written premiums for the three months ended March 31, 2014 decreased by 5.0 percentage points compared to the same period in 2013, indicative of key changes to our reinsurance program and mix of business.

The decrease in the percentage for our Insurance Companies Property Casualty business is primarily driven by a change in the reinsurance program supporting certain casualty risks, where effective this quarter, we have increased our retention through a new program combining a reduced level of proportional reinsurance with an excess-of-loss cover. The increase in the percentage of our Insurance Companies Professional Liability business is due to an additional contract for proportional reinsurance, signed in the fourth quarter of 2013, allowing us to cede 100% of our small lawyers professional liability business to the carrier that has assumed the renewal rights, indicative of our decision to exit this business.

The decrease in the percentage for our Lloyd’s Operations is due to a change in the mix of business driven by the growth of our Assumed Reinsurance business, which as noted above, includes new business growth from our Marine Excess-of-Loss Assumed Reinsurance, reported through Lloyd’s Marine, and our International Property and Surety product lines that we began writing in September of 2013, reported through Lloyd’s Operations Property Casualty. Additionally, the decreases in the Lloyd’s Property Casualty and Professional Liability businesses are driven by a reduction in the use of proportional reinsurance for our offshore energy and management liability product lines, respectively.

Net Written Premiums

Net written premiums increased 15.7% for the three months ended March 31, 2014 compared to the same period in 2013. The increase is due to the mix of business coupled with certain changes in our reinsurance program that have increased our retention, as described above.

Net Earned Premiums

Net earned premiums increased 11.3% for the three months ended March 31, 2014 compared to the same period in 2013, due to the recent growth of our business over the past twelve months, which includes significant new business from our Excess and Primary Casualty divisions, which continue to grow due to the dislocation of certain competitors. To a lesser extent, the increase is also driven by the recent expansion of our Assumed Reinsurance business written by our Lloyd’s Operations, which includes an increase in net earned premiums of approximately $2.4 million in RRPs from our Marine excess-of-loss product lines fully earned in the current period.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Fixed maturities	$13,953	$13,167	6.0%
Equity securities	3,233	1,030	NM
Short-term investments	218	189	15.3%

Total investment income	$17,404	$14,386	21.0%
Investment expenses	(794)	(729)	8.9%

Net investment income	$16,610	$13,657	21.6%

NM - Percentage change not meaningful

The increase in total investment income was primarily due to growth of invested assets and a $1.6 million one-time special dividend received in the equity portfolio. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.8% and 2.3% for the three months ended March 31, 2014 and 2013, respectively. Excluding the impact of the one- time special dividend, the pre-tax investment yield for the three months ended March 31, 2014 was 2.5%.

The portfolio duration was 3.6 years and 4.0 years for the three months ended March 31, 2014 and 2013, respectively.

Other-Than-Temporary Impairment Losses Recognized In Earnings

The Company did not have any OTTI losses for the three months ended March 31, 2014. OTTI losses for the three months ended March 31, 2013 primarily consisted of $0.04 million for equity securities which were previously impaired.

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Fixed maturities:
Gains	$1,867	$3,206	–41.8%
Losses	(2,051)	(310)	NM

Fixed maturities, net	$(184)	$2,896	NM

Equity securities:
Gains	$1,920	$1,918	0.1%
Losses	(903)	—	NM

Equity securities, net	$1,017	$1,918	–47.0%

Net realized gains (losses)	$833	$4,814	–82.7%

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $0.8 million for the three months ended March 31, 2014 are primarily due to the sale of government and agency bonds, corporate bonds and equity securities. Net realized gains of $4.8 million for the three months ended March 31, 2013 are due to the sale of commercial mortgage backed securities and equity securities.

Other Income (Expense)

Other income/expense includes the net of all gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), commission income, and inspection fees related to our specialty insurance business. Total other income was $10.4 million for the three months ended March 31, 2014 as compared to $0.6 million for the same period in 2013. The increase is primarily due to a $10.0 million foreign currency transaction gain in connection with a change in the functional currency of our Lloyd’s Operations.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three months ended March 31, 2014 and 2013 is presented in the following table:

	Three Months Ended March 31,
Net Loss and LAE Ratio	2014	2013
Net Loss and LAE Payments	44.7%	54.5%
Change in reserves	15.3%	8.4%

Subtotal - current year loss ratio	60.0%	62.9%
Prior year deficiencies (redundancies)	0.0%	2.0%

Net loss and LAE ratio	60.0%	64.9%

The decrease in the current accident year loss ratio, as presented above, is driven by mix of business and loss trends, as well as a lack of losses from catastrophes on our Marine and Property Casualty businesses.

The segment and line of business breakdown of the net loss and LAE ratios for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Insurance Companies:
Marine	53.1%	63.7%
Property Casualty	67.8%	66.0%
Professional Liability	62.4%	89.9%

Total Insurance Companies	64.2%	69.3%
Lloyd’s Operations:
Marine	50.0%	55.3%
Property Casualty	35.7%	9.5%
Professional Liability	60.8%	78.5%

Total Lloyd’s Operations	48.2%	50.7%

Net loss and LAE ratio	60.0%	64.9%

The changes in the net loss and LAE ratios by reportable segment and line of business, as presented above, are primarily related to mix of business and loss trends, and prior year reserve deficiencies or redundancies, as discussed below. In addition, the Lloyd’s Marine and Lloyd’s Property Casualty businesses included a reduction in losses from catastrophes in the current accident year.

Prior Year Reserve Deficiencies/Redundancies

The relevant factors that may have a significant impact on the establishment and adjustment of losses and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior reserves, management, in consultation with our actuaries, may determine, based on their judgment that certain assumptions made in the reserving process in prior year periods may need to be revised to reflect various factors, and additional information. Based on their reserve analyses, management may make corresponding reserve adjustments.

The segment and line of business breakdowns of prior period net reserve deficiencies (redundancies) for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
In thousands	2014	2013
Insurance Companies
Marine	$(1,941)	$1,193
Property Casualty	2,198	(156)
Professional Liability	291	6,693

Total Insurance Companies	$548	$7,730
Lloyd’s Operations
Marine	$(586)	$(1,627)
Property Casualty	—	(2,030)
Professional Liability	—	10

Total Lloyd’s Operations	$(586)	$(3,647)

Total deficiencies (redundancies)	$(38)	$4,083

The following is a discussion of relevant factors related to the net prior period reserve redundancies recorded for the three months ended March 31, 2014:

Our Insurance Companies Property Casualty businesses recorded net prior period reserve deficiencies of $2.2 million due to unfavorable loss emergence from our Energy and Engineering business on our offshore energy product lines for UY 2011. The aforementioned strengthening was partially offset by favorable loss emergence from our Marine business related to Marine liability product lines for UY 2011 and prior.

The following is a discussion of relevant factors related to the $4.1 million prior period net reserve deficiencies recorded for the three months ended March 31, 2013:

The Insurance Companies recorded $7.7 million of net prior period reserve deficiencies, of which $6.7 million was related to the Professional Liability business. Within the Professional Liability business, we reported prior period reserve deficiencies of $3.7 million from the Management Liability division related to specific large claims from our public and private sector directors and officers liability lines for UY 2010 and prior. In addition, we reported prior period reserve deficiencies of $3.0 million from the E&O division related to specific large claims from our insurance agents and miscellaneous professional liability lines from UY 2011 and prior. The $1.1 million of net prior period reserve deficiencies from our Marine business is due to adverse development related to one claim from our Inland Marine division for UY 2012.

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

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three months ended March 31, 2014 and 2013 was 11.4% and 13.1%, respectively. The decrease in the commission expense ratio for the three months ended March 31, 2014 compared to the same period in 2013 is attributed to the changes in the mix of business, inclusive of a $2.5 million estimated profit commission receivable for UY 2012 based on the contract terms of our proportional reinsurance program on our offshore energy business.

Other Operating Expenses

Other operating expenses were $47.1 million for the three months ended March 31, 2014 compared to $40.9 million for the same period during 2013. The increase is primarily due to continued investments in our underwriting teams closely aligned with business growth, an increase in incentive compensation driven by stronger underwriting results, and an increase in premium tax expense and certain charges assessed by Lloyd’s in connection with the recent growth in business from both our Insurance Companies and Lloyd’s Operations.

Interest Expense

Interest expense of $3.9 million for the three months ended March 31, 2014 relates to our $265 million principal amount of the 5.75% Senior Notes. Interest expense of $2.0 million for the three months ended March 31, 2013 related to the $115 million 7.0% Senior Notes due May 1, 2016, which were redeemed in the fourth quarter of 2013 subsequent to the issuance of the 5.75% Senior Notes. The effective interest rate related to the 5.75% Senior Notes for the three months ended March 31, 2014 was 5.86%. The effective interest rate related to the 7.0% Senior Notes for the three months ended March 31, 3013 was 7.17%.

Income Taxes

We recorded income tax expense of $13.4 million for the three months ended March 31, 2014 compared to $6.6 million for the comparable period in 2013, resulting in an effective tax rate of 32.3% for the three months ended March 31, 2014 and 2013. The effective tax rate on net investment income was 28.1% and 28.5% for the three months ended March 31, 2014 and 2013 respectively.

As of March 31, 2014, the net deferred federal, foreign, state and local tax assets were $20.9 million, compared to $28.2 million as of December 31, 2013 with the change primarily due to the increase in the deferred tax asset for unearned premium reserve, in line with the growth of our business.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.4 million and $0.6 million as of March 31, 2014 and December 31, 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million as of March 31, 2014 and December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of March 31, 2014 expire from 2024 to 2032. Refer to Footnote 6, Income Taxes, included herein, for further detail on the temporary differences that give rise to federal, foreign, state and local deferred tax assets or liabilities.

The Company has not provided for U.S. income taxes on approximately $21.4 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.2 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Segment Information

The Company evaluates the performance of each underwriting segment based on its underwriting and GAAP results. Underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. Each segment maintains its own investments on which it earns income and realizes capital gains or losses. The Company’s underwriting performance is evaluated separately from the performance of its investment portfolios.

The following is a discussion of the financial results for each of our two underwriting segments.

Insurance Companies

The following table sets forth the results of operations for the Insurance Companies for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Gross written premiums	$311,798	$301,628	3.4%
Net written premiums	233,951	216,319	8.2%

Net earned premiums	165,884	154,331	7.5%
Net losses and loss adjustment expenses	(106,427)	(106,985)	–0.5%
Commission expenses	(16,710)	(18,517)	–9.8%
Other operating expenses	(33,361)	(29,343)	13.7%
Other underwriting income (expense)	658	659	–0.2%

Underwriting profit (loss)	$10,044	$145	NM

Net investment income	14,777	11,951	23.6%
Net realized gains (losses)	1,237	4,792	–74.2%
Other income (expense)	49	0	NM

Income (loss) before income taxes	$26,107	$16,888	54.6%

Income tax expense (benefit)	8,112	5,404	50.1%

Net income (loss)	$17,995	$11,484	56.7%

Losses and loss adjustment expenses ratio	64.2%	69.3%
Commission expense ratio	10.1%	12.0%
Other operating expense ratio (1)	19.6%	18.6%

Combined ratio	93.9%	99.9%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

Our Insurance Companies reported net income of $18.0 million for the three months ended March 31, 2014 compared to $11.5 million for the same period in 2013. The increase in net income for the three months ended March 31, 2014 compared to the same period in 2013 is due to stronger underwriting results.

Our Insurance Companies combined ratio for the three months ended March 31, 2014 was 93.9% compared to 99.9% for the same period in 2013. Our Insurance Companies pre-tax underwriting results increased by $9.9 million to an underwriting profit of $10.0 million compared to $0.1 million for the same period in 2013.

Our Insurance Companies reported an underwriting profit of $10.0 million inclusive of $4.9 million of underwriting profit from our Marine business due to growth as well as favorable loss emergence from our Marine liability product lines for UY 2011 and prior, as well as $3.0 million of underwriting profit from our Assumed Reinsurance business across all product lines. In addition, our Primary and Excess Casualty businesses produced underwriting profits of $1.5 million and $1.3 million as a result of continued strong production attributable to the continued dislocation of certain competitors.

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

Insurance Companies Gross Written Premiums

Marine. The gross written premiums for our Marine business for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Marine Liability	$17,038	$14,805	15.1%
Craft/Fishing Vessels	12,783	10,779	18.6%
Protection & Indemnity	6,724	6,150	9.3%
Cargo	4,956	8,420	–41.1%
Bluewater Hull	2,949	2,600	13.4%
Inland Marine	2,759	4,882	–43.5%
Other Marine	5,024	3,211	56.4%

Total Marine	$52,233	$50,847	2.7%

Insurance Company Marine gross written premiums for the three months ended March 31, 2014 increased 2.7% compared to the same period in 2013 primarily due to new business growth in Marine Liability and Craft/Fishing Vessels product lines, partially offset by a decreases in Cargo and Inland Marine due to the continued re-underwriting of those product lines.

Insurance Company Marine business experienced a 3.0% increase in renewal rates for the three months ended March 31, 2014.

Property Casualty. The gross written premiums for our Property Casualty business for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Assumed Reinsurance	$89,834	$92,136	–2.5%
Excess Casualty	67,916	70,281	–3.4%
Primary Casualty	42,572	26,436	61.0%
Energy & Engineering	14,585	20,064	–27.3%
Environmental Liability	9,389	5,536	69.6%
Other Property & Casualty	5,060	4,511	12.2%

Total Property Casualty	$229,356	$218,964	4.7%

Insurance Company Property Casualty gross written premiums for the three months ended March 31, 2014 increased 4.7% compared to the same period in 2013. The increases were primarily driven by the growth from our Primary Casualty and Environmental Liability divisions as a result of strong production attributable to an expansion of our underwriting teams, an improving economy, and continued dislocation among certain competitors. The aforementioned increases were slightly offset by a decrease in Excess Casualty due to the non renewal of business that did not meet the current underwriting criteria, as well as a decrease in our Energy & Engineering business driven by difficult market conditions.

Insurance Company Property Casualty included renewal rate increases of 6.4% and 2.8% on our Excess Casualty and Primary Casualty businesses respectfully, partially offset by a decrease of 4.4% of our Energy & Engineering business.

Professional Liability. The gross written premiums for our Professional Liability business for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Errors & Omissions	$20,989	$22,653	–7.3%
Management Liability	9,220	9,164	0.6%

Total Professional Liability	$30,209	$31,817	–5.1%

Insurance Company Professional Liability gross written premiums for the three months ended March 31, 2014 decreased 5.1% compared to the same period in 2013.

Insurance Companies Commission Expenses

The commission expenses ratios for the three months ended March 31, 2014, and 2013 was 10.1% and 12.0%, respectively, and are driven by mix of business, inclusive of a $1.4 million estimated profit commission receivable for UY 2012 based on the contract terms of our proportional reinsurance program on our offshore energy business.

Insurance Companies Other Operating Expenses

Other operating expenses for the Insurance Companies increased to $33.4 million for the three months ended March 31, 2014 from $29.3 million for the same period in 2013 due to continued investments in new underwriting teams and support staff closely aligned with business growth, an increase in incentive compensation driven by stronger underwriting results, and an increase in premium tax in connection with recent growth in new business.

Lloyd’s Operations

The following table sets forth the results of operations of the Lloyd’s Operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Gross written premiums	$110,992	$91,594	21.2%
Net written premiums	77,899	53,133	46.6%

Net earned premiums	59,388	47,997	23.7%
Net losses and loss adjustment expenses	(28,640)	(24,357)	17.6%
Commission expenses	(9,526)	(8,621)	10.5%
Other operating expenses	(13,785)	(11,531)	19.5%
Other underwriting income (expense)	6	542	–98.9%

Underwriting profit (loss)	$7,443	$4,030	84.7%

Net investment income	1,815	1,702	6.6%
Net realized gains (losses)	(404)	(20)	NM
Other income (expense)	10,195	0	NM

Income (loss) before income taxes	$19,049	$5,712	NM

Income tax expense (benefit)	6,638	2,046	NM

Net income (loss)	$12,411	$3,666	NM

Losses and loss adjustment expenses ratio	48.2%	50.7%
Commission expense ratio	16.0%	18.0%
Other operating expense ratio (1)	23.3%	22.9%

Combined ratio	87.5%	91.6%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $12.4 million for the three months ended March 31, 2014 compared to $3.7 million for the same period in 2013. The increase in net income for the three months ended March 31, 2014 as compared to the same period in 2013 was largely attributable to a one-time $6.6 million after-tax foreign exchange gain in connection with a change in the functional currency of our Lloyd’s Operations, as well as an increase in underwriting profit.

Our Lloyd’s Operations combined ratio for the three months ended March 31, 2014 was 87.5% compared to 91.6% for the same period in 2013. Our Lloyd’s Operations pre-tax underwriting profit increased $3.4 million to $7.4 million for the three months ended March 31, 2014 compared to $4.0 million for the same period in 2013.

Our Lloyd’s Operations pre-tax underwriting profit of $7.4 million includes of $4.3 million of underwriting profit from our Lloyd’s Marine business that was driven by $2.4 million of assumed RRPs from our marine reinsurance excess-of-loss product lines and favorable loss emergence from our Marine liability product line for current and prior accident years, and $3.5 million of underwriting profit from our Lloyd’s Property Casualty business due to favorable loss emergence from the current accident year. Our Lloyd’s Operations pre-tax underwriting profit of $4.0 million for the three months ended March 31, 2013 was largely due to favorable loss emergence for UYs 2011 and prior.

Lloyd’s Operations Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Marine Liability	$20,250	$17,815	13.7%
Cargo	11,486	10,004	14.8%
Marine Excess-of-Loss Reinsurance	10,184	5,738	77.5%
Specie	6,810	6,455	5.5%
Energy Liability	5,532	5,856	–5.5%
Transport	6,155	3,891	58.2%
War	803	2,482	–67.7%
Bluewater Hull	1,737	1,403	23.8%

Total Marine	$62,957	$53,644	17.4%

The Lloyd’s Operations Marine gross written premiums increased 17.4% for the three months ended March 31, 2014 compared to the same period in 2013, driven by new business growth from Marine Excess-of-Loss Assumed Reinsurance product line, inclusive of $2.4 million of assumed RRPs recognized in the current period. The increase is also due to new business growth in Marine liability and Transport.

The Lloyd’s Operation Marine business experienced average renewal rates of 3.1% for the three months ended March 31, 2014.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Energy & Engineering:
Offshore Energy	$16,415	$13,268	23.7%
Onshore Energy	4,475	5,269	–15.1%
Engineering and Construction	4,346	5,008	–13.2%
U.S. Direct and Facultative Property	2,484	1,528	62.5%

Energy & Engineering	$27,720	$25,073	10.6%
Other Property Casualty:
Bloodstock	(0)	(15)	–97.7%
Other Casualty	5,359	—	NM

Other Property Casualty	5,359	(15)	NM

Total Property Casualty	$33,079	$25,058	32.0%

NM - Percentage change not meaningful

The Lloyd’s Operations Property Casualty gross written premiums increased 32.0% for the three months ended March 31, 2014 compared to the same period in 2013. The increase is due to new business growth, specifically from our assumed reinsurance businesses’ international property and surety product lines that we began writing in September of 2013, reported through Other Casualty in the table above, as well as from our Offshore Energy product written by our Energy & Engineering businesses.

The Lloyd’s Operations Property Casualty business showed decreases of 1.1% on renewal rates for the three months ended March 31, 2014.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the three months ended March 31, 2014 and 2013 consisted of the following:

	Three Months Ended March 31,		Percentage Change
In thousands	2014	2013	YTD
Management Liability	$10,292	$10,241	0.5%
Errors & Omissions	4,664	2,651	75.9%

Total Professional Liability	$14,956	$12,892	16.0%

The Lloyd’s Operations Professional Liability gross written premiums increased 16.0% for the three months ended March 31, 2014 compared to the same period in 2013, as a result of new business growth, partially offset by decreases in renewal rates of 1.5% for the three months ended March 31, 2014.

Lloyd’s Operations Commission Expenses

The commission expenses ratios for the three months ended March 31, 2014, and 2013 was 16.0% and 18.0%, respectively. The decrease in the commission expense ratio for the three months ended March 31, 2014 when compared to the same period in 2013 is attributed to changes in the mix of business, inclusive of a $1.0 million estimated profit commission receivable for UY 2012 based on the contract terms of our proportional reinsurance program on our offshore energy business.

Lloyd’s Operations Other Operating Expenses

Lloyd’s Operations other operating expenses were $13.8 million for the three months ended March 31, 2014 compared to $11.5 million for the same period in 2013, primarily due to an increase in incentive compensation driven by stronger underwriting results and an increase in certain charges assessed by Lloyd’s in connection with the recent growth in business.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of March 31, 2014 and December 31, 2013, our capital resources were as follows:

In thousands	March 31, 2014	December 31, 2013
Senior Notes	$263,340	$263,308
Stockholders’ equity	936,834	902,212

Total capitalization	$1,200,174	$1,165,520

Ratio of debt to total capitalization	21.9%	22.6%

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

NIC may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of March 31, 2014, the maximum amount available for the payment of dividends by NIC in 2014 without prior regulatory approval is $81.7 million.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of March 31, 2014 that amount was $11.7 million (£7.0 million).

Condensed Parent Company balance sheets as of March 31, 2014 and December 31, 2013 are shown in the table below:

In thousands	March 31, 2014	December 31, 2013
Cash and investments	$100,541	$100,676
Investments in subsidiaries	1,075,584	1,040,214
Goodwill and other intangible assets	2,534	2,534
Other assets	29,540	26,538

Total assets	$1,208,199	$1,169,962

Senior Notes	$263,340	$263,308
Accounts payable and other liabilities	576	802
Accrued interest payable	7,449	3,640

Total liabilities	$271,365	$267,750

Stockholders’ equity	$936,834	$902,212

Total liabilities and stockholders’ equity	$1,208,199	$1,169,962

On October 4, 2013, we completed a public debt offering of $265 million principal amount of the 5.75% Senior Notes and received net proceeds of $263 million. We used the proceeds of the 5.75% Senior Notes for general corporate purposes including the redemption of our 7.0% Senior Notes. We incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes. The effective interest rate related to the net proceeds received from the 5.75% Senior Notes is approximately 5.86%. Interest will be paid on the 5.75% Senior Notes each April 15 and October 15 with the first payment due on April 15, 2014.

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of March 31, 2014, letters of credit with an aggregate face amount of $152.1 million were outstanding under the credit facility and we have $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of March 31, 2014.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of March 31, 2014 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

Generally, for pro rata or quota share reinsurers, we issue quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled within 30-45 days. We have the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $0.5 million to $1.0 million) as set forth in the pro rata treaty. For the Insurance Companies, cash calls must generally be paid within 7 to 15 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings have historically on average been paid within the same time period.

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

LIQUIDITY

Consolidated Cash Flows

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2014 compared to $4.3 million for the same period in 2013. The increase in cash flow from operations is largely attributable to a reduction in losses paid as well as the continued improvement of collections on premiums receivable.

Net cash used in investing activities was $40.9 million for the three months ended March 31, 2014 compared to net cash provided by investing activities of $7.4 million for the comparable period in 2013. Fluctuations in cash provided by, or used in, investing activities is primarily due to the ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2014 compared to $1.5 million for the same period in 2013. The decrease in cash provided by financing activities relates to a reduction in proceeds from exercise of stock options.

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

Investments

As of March 31, 2014, the weighted average rating of our fixed maturities was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $21.8 million, consists of investment grade bonds. As of March 31, 2014, our portfolio had a duration of 3.6 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of March 31, 2014 and December 31, 2013, all fixed maturities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of March 31, 2014 and December 31, 2013. The tables below include OTTI securities recognized within AOCI.

	March 31, 2014
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$417,942	$3,066	$(4,956)	$419,832
States, municipalities and political subdivisions	491,598	12,216	(6,948)	486,330
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	265,818	7,182	(3,525)	262,161
Residential mortgage obligations	57,852	1,573	(136)	56,415
Asset-backed securities	162,226	639	(563)	162,150
Commercial mortgage-backed securities	173,333	7,792	(272)	165,813

Subtotal	$659,229	$17,186	$(4,496)	$646,539
Corporate bonds	593,944	15,472	(2,319)	580,791

Total fixed maturities	$2,162,713	$47,940	$(18,719)	$2,133,492
Equity securities - common stocks	141,476	26,589	(1,271)	116,158
Equity securities - Preferred stocks	22,051	852	(1)	21,200
Short-term investments	207,843	—	—	207,843
Cash	55,041	—	—	55,041

Total	$2,589,124	$75,381	$(19,991)	$2,533,734

	December 31, 2013
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of March 31, 2014 and December 31, 2013, fixed maturities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.6 million and $0.5 million, respectively.

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, the Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. We may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Invested assets increased from 2013 primarily due to positive cash flow from operations. The annualized pre-tax yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.8% and 2.3% or the three months ended March 31, 2014 and 2013, respectively.

The tax equivalent yields for the three months ended March 31, 2014 and 2013 on a consolidated basis were 2.9% and 2.5%, respectively. The portfolio duration was 3.6 years and 4.0 years for the three months ended March 31, 2014 and 2013 respectively. Since the beginning of 2014, the tax-exempt portion of our investment portfolio has increased by $33.1 million to approximately 20.9% of the fixed maturities investment portfolio as of March 31, 2014 compared to approximately 20.1% at December 31, 2013.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of March 31, 2014 are shown in the following table:

	March 31, 2014
	Fair	Amortized
In thousands	Value	Cost
Due in one year or less	$78,570	$77,743
Due after one year through five years	739,594	725,355
Due after five years through ten years	407,558	406,355
Due after ten years	277,762	277,500
Mortgage- and asset-backed securities	659,229	646,539

Total	$2,162,713	$2,133,492

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.1 years.

The following table sets forth the amount and percentage of our fixed maturities as of March 31, 2014 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	March 31, 2014
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$389,209	18%
Very strong	AA	1,014,656	47%
Strong	A	561,731	26%
Adequate	BBB	175,311	8%
Speculative	BB & Below	18,287	1%
Not rated	NR	3,519	0%

Total	AA	$2,162,713	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of March 31, 2014 and December 31, 2013:

	March 31, 2014
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$217,630	$1,679	$(4,122)	$220,073
Agency bonds	133,416	1,130	(707)	132,993
Foreign government bonds	66,896	257	(127)	66,766

Total	$417,942	$3,066	$(4,956)	$419,832

	December 31, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$242,379	$1,565	$(7,480)	$248,294
Agency bonds	143,063	1,002	(1,198)	143,259
Foreign government bonds	56,243	287	(177)	56,133

Total	$441,685	$2,854	$(8,855)	$447,686

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2014 . The securities that are not rated in the table below are primarily state bonds.

In thousands		March 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$472,755	$468,453	$4,302
BBB	Baa	11,571	11,230	341
BB	Ba	3,753	3,151	602
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,519	3,496	23

Total		$491,598	$486,330	$5,268

The following table sets forth the municipal bond holdings by sectors as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair	Percent	Fair	Percent
In thousands	Value	of Total	Value	of Total
Municipal Sector:
General obligation	$146,020	30%	$125,063	27%
Prerefunded	14,751	3%	15,835	3%
Revenue	282,975	57%	270,016	59%
Taxable	47,852	10%	49,508	11%

Total	$491,598	100%	$460,422	100%

We own $95.8 million of municipal securities which are credit enhanced by various financial guarantors. As of March 31, 2014, the average underlying credit rating for these securities is AA- There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of March 31, 2014:

	March 31, 2014
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	Losses	Cost
Agency mortgage-backed securities:
GNMA	$98,801	$3,012	$(2,076)	$97,865
FNMA	122,073	3,340	(1,332)	120,065
FHLMC	44,944	830	(117)	44,231

Total agency mortgage-backed securities	$265,818	$7,182	$(3,525)	$262,161

Residential mortgage-backed securities:
Prime	$34,793	$822	$(104)	$34,075
Alt-A	1,883	113	(32)	1,802
Subprime	503	11	—	492
Non-U.S. RMBS	20,673	627	—	20,046

Total residential mortgage-backed securities	$57,852	$1,573	$(136)	$56,415

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2014:

In thousands		March 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$25,868	$25,203	$665
BBB	Baa	21,556	21,297	259
BB	Ba	1,471	1,520	(49)
B	B	2,012	1,975	37
CCC or lower	Caa or lower	6,945	6,420	525
NR	NR	—	—	—

Total		$57,852	$56,415	$1,437

Details of the collateral of our asset-backed securities portfolio as of March 31, 2014 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$13,705	$—	$6,357	$—	$—	$—	$20,062	$19,973	$89
Credit cards	46,689	—	—	—	—	—	46,689	46,419	270
Collateralized Loan Obligations	62,875	6,805	—	—	—	—	69,680	70,231	(551)
Time Share	—	—	16,200	—	—	—	16,200	15,998	202
Student Loans	2,291	2,284	—	—	—	—	4,575	4,529	46
Miscellaneous	5,020	—	—	—	—	—	5,020	5,000	20

Total	$130,580	$9,089	$22,557	$—	$—	$—	$162,226	$162,150	$76

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2014:

In thousands		March 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$173,333	$165,813	$7,520
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$173,333	$165,813	$7,520

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2014 :

In thousands		March 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$447,654	$440,039	$7,615
BBB	Baa	142,184	136,663	5,521
BB	Ba	4,106	4,089	17
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$593,944	$580,791	$13,153

The company holds non-sovereign securities, where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of March 31, 2014, the fair value of such securities was $85.4 million, with an amortized cost of $84.6 million representing 3.7% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $46.6 million followed by the Netherlands with a total of $21.9 million. We have no direct material exposure to Greece, Portugal, Italy or Spain, and no direct exposure to Ukraine or Russia, for the three months ended March 31, 2014.

The following table summarizes all securities in a gross unrealized loss position as of March 31, 2014 and December, 31, 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	March 31, 2014			December 31, 2013
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	20	$120,036	$518	27	$136,360	$1,096
7-12 months	21	128,509	4,426	26	149,370	7,759
> 12 months	1	897	12	—	—	—

Subtotal	42	$249,442	$4,956	53	$285,730	$8,855
States, municipalities and political subdivisions
0-6 months	14	$24,744	$163	28	$40,132	$297
7-12 months	77	160,382	5,050	104	205,152	12,100
> 12 months	16	36,052	1,735	6	12,357	1,254

Subtotal	107	$221,178	$6,948	138	$257,641	$13,651
Agency mortgage-backed securities
0-6 months	6	$22,200	$65	39	$39,458	$434
7-12 months	53	61,847	2,060	64	77,860	3,768
> 12 months	11	22,492	1,400	9	22,784	1,814

Subtotal	70	$106,539	$3,525	112	$140,102	$6,016
Residential mortgage obligations
0-6 months	2	$897	$3	3	$431	$2
7-12 months	4	536	18	7	950	29
> 12 months	13	2,222	115	15	2,467	130

Subtotal	19	$3,655	$136	25	$3,848	$161
Asset-backed securities
0-6 months	7	$42,213	$67	14	$75,887	$479
7-12 months	3	31,495	496	1	203	1
> 12 months	—	—	—	—	—	—

Subtotal	10	$73,708	$563	15	$76,090	$480
Commercial mortgage-backed securities
0-6 months	3	$6,103	$13	4	$6,712	$31
7-12 months	2	15,004	250	2	15,098	322
> 12 months	2	519	9	4	774	21

Subtotal	7	$21,626	$272	10	$22,584	$374
Corporate bonds
0-6 months	45	$176,120	$744	34	$93,591	$717
7-12 months	12	45,043	1,575	18	55,021	2,726
> 12 months	1	1,701	—	—	—	—

Subtotal	58	$222,864	$2,319	52	$148,612	$3,443

Total fixed maturities	313	$899,012	$18,719	405	$934,607	$32,980

Equity securities - common stocks
0-6 months	10	$21,578	$1,120	5	$7,387	$422
7-12 months	3	3,794	151	2	3,538	128
> 12 months	—	—	—	—	—	—

Total common Stocks	13	$25,372	$1,271	7	$10,925	$550

Equity securities - preferred stocks
0-6 months	1	$553	$1	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total Preferred Stocks	1	$553	$1	—	$—	$—

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above table the gross unrealized loss for the greater than 12 months category consists primarily of agency and residential mortgage-backed securities and municipal bonds primarily due to an increase in interest rates.

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

As of March 31, 2014 and December 31, 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.6 million and $1.1 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of March 31, 2014 :

		March 31, 2014
In thousands		Gross Unrealized Loss		Fair Value
Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$18,385	99%	$878,611	98%
BBB	Baa	226	1%	18,048	2%
BB	Ba	62	0%	959	0%
B	B	18	0%	536	0%
CCC or lower	Caa or lower	28	0%	858	0%
NR	NR	—	0%	—	0%

Total		$18,719	100%	$899,012	100%

As of March 31, 2014, the gross unrealized losses in the table above were related to fixed maturities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.1 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of March 31, 2014 is presented in the following table:

	March 31, 2014
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$—	0%	$1,701	0%
Due after one year through five years	1,697	9%	316,024	35%
Due after five years through ten years	7,773	41%	235,549	26%
Due after ten years	4,753	26%	140,210	16%
Mortgage- and asset-backed securities	4,496	24%	205,528	23%

Total	$18,719	100%	$899,012	100%

As of March 31, 2014, there were no securities with a fair value that was less than 80% of amortized cost.

The table below summarizes our activity related to OTTI losses for the periods indicated:

Three Months Ended March 31,
	2014		2013
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—
Residential mortgage-backed securities	—	—	—	—
Asset-backed securities	—	—	—	—
Equities	—	—	2	42

Total	—	$—	2	$42

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		—
Asset-backed securities		—		—
Equities		—		—

Total		$—		$—

Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—
Commercial mortgage-backed securities		—		—
Residential mortgage-backed securities		—		—
Asset-backed securities		—		—
Equities		—		42

Total		$—		$42

The Company did not have OTTI losses during the three months ended March 31, 2014. During the comparable period in 2013, we recognized OTTI losses of $0.04 million related to two equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in the Company’s 2013 Annual Report on Form 10-K.

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

Based on the primary foreign-denominated balances within our Lloyd’s Operations as of March 31, 2014, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	March 31, 2014
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$102.0	$(2.1)	$(4.2)	$(6.4)
Premiums receivable	$34.6	$(1.6)	$(3.2)	$(4.9)
Reinsurance recoverables on paid, unpaid losses and LAE	$46.1	$(2.0)	$(4.1)	$(6.1)
Reserves for losses and loss adjustment expenses	$131.3	$5.7	$11.4	$17.1

Total		$—	$(0.1)	$(0.3)

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our first fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2013 Annual Report on Form 10-K.

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

The Navigators Group, Inc.
(Company)

Dated: May 09, 2014	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*

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